Form 10QSB
period 2003-06-30
UNITED COMPANIES CORP
filed 2003-08-26
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(MARK ONE)

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                  For the quarterly period ended JUNE 30, 2003

         [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                          COMMISSION FILE NO. 000-28321

                          UNITED COMPANIES CORPORATION
                 (Name of Small Business Issuer in Its Charter)


Nevada                                                       88-0374969
------                                                       ----------
(State or Other Jurisdiction of Incorporation                (I.R.S. Employer or
or Organization)                                             Identification No.)

834 Ridge Avenue, Pittsburgh, Pennsylvania                   15212
------------------------------------------                   -----
(Address of Principal Executive Offices)                    (Zip Code)

                                 (412) 321-6001
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                          AVID SPORTSWEAR & GOLF CORP.
                                  (Former Name)


     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     There were 4,983,666 shares of common stock outstanding as of August 14, 2003. This number does not include outstanding options to purchase shares of common stock of the issuer.

                                     PART I


ITEM 1. FINANCIAL STATEMENTS


FINANCIAL INFORMATION

                          AVID SPORTSWEAR & GOLF CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                       JUNE 30, 2003 AND DECEMBER 31, 2002

                                     AVID SPORTSWEAR & GOLF CORP.
                                     (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED BALANCE SHEETS

                                                ASSETS
                                                ------

                                                                               June 30,    December 31,
                                                                                 2003         2002
                                                                              ----------   -----------
                                                                              (Unaudited)
CURRENT ASSETS
  Cash                                                                        $       -    $    7,158
                                                                              ----------   -----------

   Total Current Assets                                                               -         7,158
                                                                              ----------   -----------

OTHER ASSETS
  Trademarks                                                                      2,902         2,902
                                                                              ----------   -----------

   Total Other Assets                                                             2,902         2,902
                                                                              ----------   -----------

   TOTAL ASSETS                                                               $   2,902    $   10,060
                                                                              ==========   ===========

                            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                            ----------------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                         $  4,188,229   $ 4,163,337
  Accrued liabilities                                                           228,233       200,157
  Notes payable                                                                 561,525       561,525
  Capital leases - current portion                                              131,629       131,629
                                                                           -------------   -----------

   Total Current Liabilities                                                  5,109,616     5,056,648
                                                                           -------------   -----------

   Total Liabilities                                                          5,109,616     5,056,648
                                                                           -------------   -----------

  Preferred stock; $0.001 par value: 10,000,000 shares  authorized;
   5,000 shares issued and outstanding                                           20,000        20,000
                                                                           -------------   -----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock; $0.001 par value; 150,000,000 shares  authorized;
   147,933,309 shares issued and outstanding                                    147,933       147,933
  Additional paid-in capital                                                 16,760,589    16,760,589
  Accumulated deficit prior to the development stage                       (20,412,928)   (20,412,928)
  Accumulated deficit during the development stage                          (1,622,308)    (1,562,182)
                                                                           -------------   -----------

   Total Stockholders' Equity (Deficit)                                     (5,126,714)    (5,066,588)
                                                                           -------------   -----------

   TOTAL LIABILITIES, PREFERRED STOCK
     AND  STOCKHOLDERS' EQUITY (DEFICIT)                                   $      2,902    $   10,060
                                                                           =============   ===========


       The accompanying notes are an integral part of these consolidated financial statements.

                                                  4

                                     AVID SPORTSWEAR & GOLF CORP.
                                     (A DEVELOPMENT STAGE COMPANY)
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)

                                                                                                From Inception of
                                                                                                 the Development
                                                                                                      Stage
                                         For the                             For the              on January 1,
                                   Three Months Ended                    Six Months Ended             2000
                                         June 30,                           June 30,                 through
                               -----------------------------     -----------------------------       June 30,
                                   2003             2002             2003             2002             2003
                               ------------     ------------     ------------     ------------     -----------
REVENUES                       $          -     $          -     $          -     $          -     $         -

EXPENSES
  Bad debt                                -          960,187                -          960,187         960,187
  General and administrative          5,993          193,538           32,050          408,065         589,975
                               -------------    -------------    -------------    -------------    ------------

   Total Expenses                     5,993        1,153,725           32,050        1,368,252       1,550,162
                               -------------    -------------    -------------    -------------    ------------

LOSS FROM OPERATIONS                 (5,993)      (1,153,725)         (32,050)      (1,368,252)     (1,550,162)
                               -------------    -------------    -------------    -------------    ------------

OTHER (EXPENSE) INCOME
  Other Income                            -              546                -            1,873           1,949
  Gain on settlement of debt              -           32,388                -           32,388          33,708
  Interest expense                  (14,038)         (13,938)         (28,076)         (28,076)        (87,803)
                               -------------    -------------    -------------    -------------    ------------

   Total Other (Expense)
   Income                           (14,038)          18,996          (28,076)           6,185         (52,146)
                               -------------    -------------    -------------    -------------    ------------

NET LOSS                            (20,031)      (1,134,729)         (60,126)      (1,362,067)     (1,602,308)
                               -------------    -------------    -------------    -------------    ------------

ACCRETION OF BENEFICIAL                   -                -                -                -         (20,000)
  CONVERSION FEATURE ON        -------------    -------------    -------------    -------------    ------------
  PREFERRED STOCK

NET LOSS ATTRIBUTABLE TO       $    (20,031)    $ (1,134,729)    $    (60,126)    $ (1,362,067)    $(1,622,308)
  COMMON SHAREHOLDERS          =============    =============    =============    =============    ============

BASIC LOSS PER SHARE           $      (0.00)    $      (0.01)    $      (0.00)    $      (0.01)
                               =============    =============    =============    =============

WEIGHTED AVERAGE NUMBER OF      147,933,309      147,933,309      147,933,309      147,933,309
  SHARES                       =============    =============    =============    =============



        The accompanying notes are an integral part of these consolidated financial statements.

                                                  5

                                     AVID SPORTSWEAR & GOLF CORP.
                                     (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                 Preferred Stock          Common Stock        Additional
                               -------------------  -----------------------     Paid-in     Accumulated
                               Shares      Amount     Shares        Amount      Capital       Deficit
                               ------     --------  -----------   ---------  ------------  ------------
Balance at January 1,
  2002                              -     $      -  147,933,309   $ 147,933  $ 16,740,589  $(20,412,928)

May 30, 2002, preferred
  stock issued for cash
  at $4.00 per share            5,000       20,000            -           -        20,000             -

Accretion of beneficial
  conversion feature of
  preferred stock to
  retained earnings                 -            -            -           -             -       (20,000)

Net loss for the year
  ended December 31,
  2002                              -            -            -           -             -    (1,542,182)
                               ------     --------  -----------   ---------  ------------ --------------

Balance, December 31,
  2002                          5,000       20,000  147,933,309     147,933    16,760,589   (21,975,110)

Net loss for the six
  months ended June 30,
  2003 (unaudited)                  -            -            -           -             -       (60,126)
                               ------     --------  -----------   ---------  ------------ --------------

Balance, June 30, 2003
  (unaudited)                   5,000     $ 20,000  147,933,309   $ 147,933  $ 16,760,589  $(22,035,236)
                               =======    ========= ============  ========== ============= =============

Accumulated deficit
  incurred prior to the
  development stage                                                                        $(20,412,928)
Accumulated deficit
  incurred during the
  development stage                                                                        $ (1,622,308)
                                                                                           -------------

Total Accumulated
  Deficit                                                                                  $(22,035,236)
                                                                                           =============

        The accompanying notes are an integral part of these consolidated financial statements.

                                                  6


                                     AVID SPORTSWEAR & GOLF CORP.
                                     (A DEVELOPMENT STAGE COMPANY)
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)


                                                                                        From Inception
                                                                                            of the
                                                                                         Development
                                                                                            Stage
                                                                      For the            on January 1,
                                                                 Six Months Ended           2002
                                                                     June 30,              through
                                                             -------------------------     June 30,
                                                                 2003         2002           2003
                                                             ----------   ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                 $ (60,126)   $ (1,362,067)  $ (1,602,308)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
   Bad debt                                                          -         960,187        960,187
   Gain on settlement of debt                                        -               -        (33,708)
   Income on equity warrant liability                                -               -         (1,948)
  Changes in operating assets and liabilities accounts:
   Increase (decrease) in accounts payable and accrued
     liabilities                                                24,892         (10,001)       110,714
   Increase (decrease) in other current liabilities             28,076         (61,264)        33,629
                                                             ----------   -------------  -------------

     Net Cash Used in Operating Activities                      (7,158)       (473,145)      (533,434)
                                                             ----------   -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from notes receivable                                     -         275,000        300,000
                                                             ----------   -------------  -------------
   Net Cash Provided (Used) in Investing Activities                  -         275,000        300,000
                                                             ----------   -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of preferred stock                              -          20,000         20,000
                                                             ----------   -------------  -------------
   Net Cash Provided by Financing Activities                         -          20,000         20,000
                                                             ----------   -------------  -------------

NET INCREASE (DECREASE) IN CASH                                 (7,158)       (178,145)      (213,434)
                                                             ----------   -------------  -------------

CASH AT BEGINNING OF PERIOD                                      7,158         213,434        213,434
                                                             ----------   -------------  -------------

CASH AT END OF PERIOD                                        $       -    $     35,289   $          -
                                                             =========    ============   ============

CASH PAID FOR:
  Interest                                                   $       -    $          -   $          -
  Income tax                                                 $       -    $          -   $          -


        The accompanying notes are an integral part of these consolidated financial statements.

                                                   7

                          AVID SPORTSWEAR & GOLF CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 2003 AND DECEMBER 31, 2002

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at June 30, 2003, and 2002, and for all periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002, audited consolidated financial statements. The results of operations for the six months ended June 30, 2003, are not necessarily indicative of the operating results for the year ended December 31, 2003.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has generated significant losses from operations, and had negative working capital as of June 30, 2003. Additionally, the Company reentered the development stage on January 1, 2002, as all operations were discontinued as of November 30, 2001.

On August 8, 2003, the Company executed a merger agreement with United Companies Corporation (Note 5). As a result of the Merger with United Companies Corporation, the Company will be changing its business strategy going forward. Although no funding has been committed to date, Management believes that the required funding will be available through conventional sources as well as venture capital sources for future activities.

The ability of the Company to continue as a going concern is dependant upon its ability to successfully seek out and consummate an agreement with an existing operating company, or secure other sources of financing such that it may commence profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                          AVID SPORTSWEAR & GOLF CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 2003 AND DECEMBER 31, 2002

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Common Stock Issued Without Restrictive Legend
----------------------------------------------

The Company's new management believes that during the years ended December 31, 2001 and 2000, the Company issued shares of common stock without legends restricting the resale of such shares. The Company's new management believes that at least 19,225,000 shares of common stock have been resold in the public market in violation of Section 5 of the Securities Act of 1933, as amended. The Company may be liable for rescission and other damages with respect to these sales.

NOTE 4 - DILUTIVE INSTRUMENTS

a.   Stock Options

A Summary of the Company's outstanding stock options and weighted average assumptions used for grants as of June 30, 2003 is presented below:

                        Date of     Vesting         Exercise      Exercise      Trading    Amount
Description             Grant       Requirements     Number         Price        Price     Exercised
--------------------    --------    ------------    ---------     ---------     -------    ---------
1) D. Aganost           08/09/00    Immediate         200,000        $0.35        $0.38         -
2) D. Blakely
                        08/09/00    Immediate         100,000        $0.35        $0.38         -
                                                      -------                               -----
                                                      300,000                                   -
                                                      =======                               =====


                                        Risk-Free                                         Grant Date
                           Expiration   Interest    Expected     Expected    Expected    Compensation
Description                Date           Rate        Life      Volatility   Dividends     Expense
----------------------     ----------   ---------   ---------   ----------   ---------   ------------
1) D. Aganost              08/09/10     6.79%            5        182.83%       $  -        72,506
2) D. Blakely              08/09/10     6.79%            5        182.83%       $  -        36,253
                                                                                          --------

                                                                                          $108,759
                                                                                          ========

b.   Unqualified Stock Options

In January 2000, the Company granted options to purchase an aggregate of 1,864,477 shares of its common stock to employees and directors for services rendered.

                          AVID SPORTSWEAR & GOLF CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 2003 AND DECEMBER 31, 2002

NOTE 4 - DILUTIVE INSTRUMENTS (Continued)

b.   Unqualified Stock Options (Continued)

FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") requires the Company to provide pro forma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 96 percent for all years; risk-free interest rates of 5.87 percent and expected lives of 5 years.

c.   Warrants

A summary of the Company's outstanding warrants and weighted average assumptions used for grants as of June 30, 2003 is presented below:

                        Date of       Vesting       Exercise      Exercise      Trading    Amount
Description               Grant     Requirements     Number         Price        Price     Exercised
---------------------   --------    ------------    ----------    ---------     --------   ---------
1) May Davis Group      12/29/00    Immediately      1,680,000       $0.35        $0.13         -
2) Persia Consulting    12/29/00    Immediately        320,000       $0.35        $0.13         -
3) J. McKee             12/31/99    Immediately        285,714       $1.50        $0.38         -
4) D. Paetz             12/31/99    Immediately        100,000       $0.50        $0.38         -
5) Tarpon Scurry        01/08/99    Immediately         39,000       $0.01        $1.77         -
                                                     ---------                                ---

                                                     2,424,714                                  -
                                                     =========                                ===

                                            Risk-Free                                        Grant Date
                                Expiration  Interest  Expected      Expected     Expected   Compensation
Description                     Date        Rate         Life      Volatility    Dividends    Expense
---------------------           ----------  --------- --------     ----------    ---------  -------------
1) May Davis Group              12/29/10    5.13%          3          173.61%       $ -        $155,865
2) Persia Consulting            12/29/10    5.13%          3          173.61%       $ -          29,689
3) J. McKee                     08/23/09    5.87%          5          100.63%       $ -          63,074
4) D. Paetz                     08/01/03    5.87%          5          100.63%       $ -          28,194
5) Tarpon Scurry                01/08/04    5.69%          3          86.94%        $ -          53,235
                                                                                                -------

                                                                                               $330,057
                                                                                               ========
                                                 10

                          AVID SPORTSWEAR & GOLF CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 2003 AND DECEMBER 31, 2002

NOTE 5 - SUBSEQUENT EVENT

On February 20, 2003, the shareholders of Avid Sportswear & Golf Corporation voted upon, and approved a merger agreement by and among Avid Sportswear & Golf Corporation, United Companies Corporation, a Nevada corporation ("United"), and Merger Co., Inc., a Nevada Corporation and a wholly-owned subsidiary of United ("Merger Co."). The merger agreement provided for the merger of Avid with and into Merger Co. As a result of which, Merger Co. became the surviving entity and assumed all of Avid's assets and liabilities. At the time of the Merger, all shares of Avid common stock were automatically converted into shares of United common stock on a fifty for one basis. In addition, all shares of Avid convertible preferred stock were also converted into shares of United common stock on the same basis as if such shares of preferred stock had been converted into shares of Avid common stock prior to the Merger. (Each share of Avid convertible preferred stock was converted into 20,000 shares of Avid common stock, which were then converted into United common stock at the same fifty for one ratio.)

The merger agreement also required that all options outstanding under the Avid 2000 Stock Incentive Plan terminated effective as of the effective date of the Merger. All holders of Avid common stock purchase warrants, received United common stock purchase warrants which represent the right to purchase one share of United common stock in exchange for fifty shares of Avid common stock at an identical exercise price per share.

Although the merger has been approved, as of February 20, 2003, the merger was actually consummated on August 8, 2003. These financial statements do not include any adjustments that may be required upon execution of the agreement.

ITEM 2.  MANAGEMENT'S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS

INTRODUCTORY STATEMENTS

     FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS, INCLUDING STATEMENTS REGARDING, AMONG OTHER THINGS,
(a) OUR COMPANY'S PROJECTED SALES AND PROFITABILITY, (b) OUR COMPANY'S GROWTH STRATEGIES, (c) OUR COMPANY'S FUTURE FINANCING PLANS AND (d) OUR COMPANY'S
ANTICIPATED NEEDS FOR WORKING CAPITAL. IN ADDITION, WHEN USED IN THIS FILING, THE WORDS "BELIEVES," "ANTICIPATES," "INTENDS," "IN ANTICIPATION OF," "EXPECTS," AND SIMILAR WORDS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON OUR COMPANY'S EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, MANY OF WHICH ARE BEYOND OUR COMPANY'S CONTROL. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CHANGES IN TRENDS IN THE ECONOMY AND OUR COMPANY'S INDUSTRY, DEMAND FOR OUR COMPANY'S PRODUCTS, COMPETITION, REDUCTIONS IN THE AVAILABILITY OF FINANCING AND OTHER FACTORS. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FILING WILL IN FACT OCCUR.

OVERVIEW

     Currently, the Company has no on-going operations. Avid had been seeking potential operating businesses and business opportunities, with the intent to acquire or merge with such businesses. On February 12, 2002, Avid filed with the Securities and Exchange Commission a Form S-4 Proxy Statement and Registration Statement in conjunction with United Companies Corporation, a Nevada corporation, describing a proposed merger of Avid with and into Merger Co., a wholly-owned subsidiary of United Companies. On January 28, 2003, the Commission declared the Form S-4 Proxy Statement and Registration Statement effective. At a special meeting of Avid shareholders held on February 20, 2003, the shareholders approved (i) the Merger Agreement, dated June 18, 2002, by and among Avid, United Companies and Merger Co. and (ii) the related Articles of Merger. On August 8, 2003, the merger was consummated and the Articles of Merger were filed with the Nevada Secretary of State. On the filing of the Articles of Merger, Merger Co. became the surviving entity and assumed all of Avid's assets and liabilities. In addition, at that time, the outstanding shares of Avid common stock were converted automatically into shares of United Companies common stock on a fifty (50) for one (1) basis. In management's opinion, the excess of Avid's liabilities over its assets and the lack of available funding made any other such acquisition or merger, other than the merger with Merger Co., unlikely.

     Previously, through Avid's wholly-owned subsidiary, it designed, manufactured and marketed distinctive premium and moderately-priced sportswear. Avid sold its products primarily through golf pro shops and resorts, corporate sales accounts and better specialty stores. Until 2001, Avid's sportswear was marketed under three distinct labels: Avid Sportswear, British Open Collection and Dockers Golf. From its incorporation on September 19, 1997 until March 1, 1999, Avid had no operations. On March 1, 1999, Avid acquired Avid Sportswear, Inc., which had been in the business of designing, manufacturing and marketing golf apparel since October 6, 1988. For accounting purposes, the acquisition was treated as a purchase of Avid Sportswear, Inc. All of Avid's business operations had been conducted through Avid Sportswear, Inc.

     On January 19, 2001, Avid received a letter from IMG that the Company was in default of the license with The Championship Committee Merchandising Limited for failure to pay timely its royalty payments for the second, third and fourth quarters of 2000 of approximately $94,000. On April 30, 2001, IMG subsequently terminated this license.

     On May 9, 2001, Avid received a letter from Levi Strauss & Co. that, effective May 9, 2001, it was terminating the Dockers Trademark License Agreement between Avid's wholly-owned subsidiary, Avid Sportswear, Inc. and Levi Strauss & Co. as a result of Avid Sportswear, Inc.'s second quality and closeout or end-of-season sales being greater than 25% of Avid's total product sales during the Year 2000. Due to the loss of this license, Avid's operating results for the year ended December 31, 2001 are not indicative of future results. Avid believes that the loss of this license will have a material adverse effect on its results of operations in future periods. As a result of the loss of this license, Avid has no ongoing operations.

     On May 17, 2001, Barnum Mow, the President of Avid Sportswear, Inc. resigned. In addition, on May 14, 2001, Stephen A. Korn, the Chief Financial Officer of Avid Sportswear, Inc., was terminated by the Company and, on May 29, 2001, David, Roderick, the Executive Vice-President of Merchandising and Design of Avid Sportswear, Inc. resigned.

     On May 22, 2001, Avid received a letter from GE Capital Commercial Services, Inc. that, effective May 22, 2001, it was terminating its obligation to make any further advances to Avid pursuant to the Factoring Agreement between Avid and GE Capital. In addition, GE Capital declared all of the advances and other obligations owing by Avid to GE Capital to be immediately due and payable. Subsequently, on July 20, 2001, Avid's wholly-owned subsidiary received notice from GE Capital that the obligations under the Factoring Agreement had been paid in full. Also, on July 20, 2001, Avid's wholly-owned subsidiary received notice from the factor that the Company's then-current chairman had no further obligations as the guarantor of the Factoring Agreement.

     In June 2001, Earl Ingarfield resigned as President and Chief Executive Officer of Avid. Mr. Ingarfield was employed as President and Chief Executive Officer of Avid.

     On June 25, 2001, Avid hired Frank Jakovac as its new President and Chief Executive Officer. Also, on July 24, 2001, Avid hired James Handlon as its new Chief Operating Officer and Michelle Mathis as its new Director of Corporate and Legal Affairs. Messrs. Jakovac and Handlon and Ms. Mathis were also elected as members of Avid's Board of Directors.

     Effective December 1, 2001, the employment agreements for Messrs. Jakovac and Handlon and Ms. Mathis were terminated by the mutual consent of Avid and each respective individual. Mr. Jakovac continues as an officer and director of Avid. Effective December 31, 2002, Mr. Handlon resigned as a director of Avid. Ms. Mathis continues to remain as a director of Avid.

FINANCIAL PERFORMANCE

     The Company has historically lost money. For the six-month period ended June 30, 2003, Avid sustained losses of $60,126. For the years ended December 31, 2002 and 2001, Avid sustained losses of $1.5 million and $6.2 million, respectively. The Company's independent auditors have noted that the Company does not have significant cash or other material assets to cover its operating costs and to continue as a going concern. Accordingly, the Company will experience significant liquidity and cash flow problems if it is not able to raise additional capital as needed and on acceptable terms.

PLAN OF OPERATIONS

     Currently, the Company has no on-going operations. Avid had been seeking potential operating businesses and business opportunities, with the intent to acquire or merge with such businesses. On February 12, 2002, Avid filed with the Securities and Exchange commission a Form S-4 Proxy Statement and Registration Statement in conjunction with United Companies Corporation, a Nevada corporation, describing a proposed merger of Avid with and into Merger Co., a wholly-owned subsidiary of United Companies. On January 28, 2003, the Commission declared the Form S-4 Proxy Statement and Registration effective. At a special meeting of Avid shareholders held on February 20, 2003, the shareholders approved (i) Merger Agreement, dated June 18, 2002, by and among Avid, United Companies and Merger Co. and (ii) the related Articles of Merger. On August 8, 2003, the merger was successfully consummated and the Articles of Merger were filed with the Nevada Secretary of State. On the filing of the Articles of Merger, Merger Co. became the surviving entity and assumed all of Avid's assets and liabilities. In addition, at that time, the outstanding shares of Avid's common stock were converted automatically into shares of United Companies common stock on a fifty (50) for one (1) basis. In management's opinion, the excess of Avid's liabilities over its assets and the lack of available funding made any such acquisition or merger other than the merger with Merger Co. unlikely.

     ADDITIONAL FUND RAISING ACTIVITIES. As of June 30, 2003, the Company had no cash-on-hand. The Company has historically funded its operations through a combination of internally generated cash, funds loaned to the Company by certain of its officers and directors and through the sale of securities. The Company will need to raise additional funds to execute any new business strategy. The Company's current liabilities exceeded its current assets as of June 30, 2003.

     SUMMARY  OF  ANTICIPATED  PRODUCT  DEVELOPMENT.  Since the  Company  has no
on-going   operations,   we  do  not  anticipate  any  expenditures  on  product
development.

     SIGNIFICANT PLANT AND EQUIPMENT PURCHASES. In 2002, the Company did not make any significant plant and/or equipment purchases. In 2003, the Company does not anticipate purchasing additional equipment.

     CHANGES IN NUMBER OF EMPLOYEES. The Company currently has one (1) employee. The Company does not anticipate hiring additional personnel until it executes a new business strategy.

                                                  CURRENT
           DEPARTMENT                            EMPLOYEES
           ---------------------------------     ----------
           Administrative and Other Support
              Positions                                1
                                                      --
           Total Employees                             1
                                                      ==

THREE-MONTH PERIODS ENDED JUNE 30, 2003

     Effective November 30, 2001, Avid ceased all operations relating to the manufacture and sale of golf apparel and related products. The following results are not indicative of our future results.

     Our results of operations for the three-month periods ended June 30, 2003 and 2002, respectively, included three months of operations of our wholly-owned subsidiary, Avid Sportswear, Inc.

     SALES, NET. We had no sales, net in the three-month periods ended June 30, 2003 and 2002, respectively. Our lack of sales was attributable to our Company ceasing all operations relating to the manufacture and sale of golf apparel and related products.

     EXPENSES. Expenses decreased $1,147,732, or 99.5%, from $1,153,725 to $5,993 in the three-month period ended June 30, 2003, compared to the same period in the prior year. The decrease consisted of a decrease in general and administrative expenses of $187,545, which was primarily attributable to the lack of operations and a bad debt expense of $960,187 in 2002 which did not occur in 2003.

     INTEREST EXPENSE. Interest expense was $14,038 in the three-month period ended June 30, 2003, which increased by $100 compared to the same period in the prior year.

     NET LOSS.  Net loss  decreased  $1,114,698,  or 98.2%,  from  $1,134,729 to
$20,031 in the three-month period ended June 30, 2003, compared to the same period in the prior year. This decrease was primarily attributable to the Company having only limited operations during the three-month period ended June 30, 2003.

SIX MONTH PERIODS ENDED JUNE 30, 2003

     Effective November 30, 2001, Avid ceased all operations relating to the manufacture and sale of golf apparel and related products. The following results are not indicative of our future results.

     Our results of operations for the six-month periods ended June 30, 2003 and 2002, respectively, included three months of operations of our wholly-owned subsidiary, Avid Sportswear, Inc.

     SALES, NET. We has no sales, net in the six-month periods ended June 30, 2003 and 2002, respectively. Our lack of sales was attributable to our Company ceasing all operations relating to the manufacture and sale of golf apparel and related products.

     EXPENSE. Expenses decreased $1,336,202 or 97.7%, from $1,368,252 to $32,050 in the six-month period ended June 30, 2003, compared to the same period in the prior year. The decrease consisted of a decrease in bad debt expenses of $960,187 and a decrease in general and administrative expenses of $376,015 which was primarily attributable to the lack of operations during the period except for the completion of the merger transaction among Avid, United Companies and Merger Co. and the filing of the related Form S-4 Proxy Statement and Registration Statement.

     INTEREST EXPENSE. Interest expense was $28,076 in the six-month period ended June 30, 2003, which did not change compared to the same period in the prior year.

     NET LOSS. Net loss decreased $1,301,941, or 95.6%, from $1,362,067 to $60,126 in the six-month period ended June 30, 2003, compared to the same period in the prior year. This decrease was primarily attributable to the Company having only limited operations during the six-month period ended June 30, 2003.

     LIQUIDITY AND CAPITAL RESOURCES. As of June 30, 2003, we had no cash-on-hand and our current liabilities exceeded our current assets. A discussion of how we generated and used cash in the six-month period ended June 30, 2003 follows:

     OPERATING ACTIVITIES. Our operating activities used $7,158 in cash during the six-month period ended June 30, 2003. Our operating activities consisted mainly of a net loss of $60,126, which was partially offset by an increase in accounts payable of $24,892 and an increase in other current liabilities of $28,076.

     INVESTING ACTIVITIES. We had no investing activities during the six-month period ended June 30, 2003.

     FINANCING ACTIVITIES. We had no financing activities during the six-month period ended June 30, 2003. We will need to rely on external financing to fund our operations for the foreseeable future.

     On May 9, 2001, Avid received a letter from Levi Strauss & Co. that, effective May 9, 2001, it was terminating the Dockers' Trademark License Agreement between Avid's wholly-owned subsidiary, Avid Sportswear, Inc. and Levi Strauss & Co. as a result of Avid Sportswear, Inc.'s second quality and closeout or end of season sales being greater than 25% of the Company's total product sales during the year 2000.

     On January 19, 2001, Avid received a letter form IMG that Avid was in default of the license with The Championship Committee Merchandising Limited for failure to pay timely our royalty payments for the second, third and fourth quarters of 2000 of approximately $94,000. IMG subsequently terminated this license.

     In December 2000, our Company raised $400,000 from the sale of 2,000,000 shares of common stock.

     On November 28, 2000, Avid entered into a Line of Credit with GMF Holdings, Inc. Pursuant to the Line of Credit, GMF Holdings, Inc. agreed to acquire up to $10 million of the Company's debentures. The debentures were convertible into shares of Avid's common stock at a conversion price equal to 80% of the closing bid price on the Over-the-Counter Bulletin Board or other principal market on which Avid's common stock was traded for the 10 days immediately following the notice date of conversion. The timing of each sale and the number of debentures to be sold was at the Company's discretion, subject to various conditions. Through December 31, 2001, Avid has raised $1.2 million from the sale of debentures pursuant to the Line of Credit and 59.3 million shares of Avid's common stock were issued upon conversion of the debentures. As a result of the loss of the Dockers' license, no additional funds pursuant to the Line of Credit are available to Avid.

     In November 2000, Avid raised $300,000 in gross proceeds and $255,000 in net proceeds from the sale of convertible debentures. See "Item 2. Changes in Securities and Use of Proceeds."

     As of August 18 2000, the outstanding balance of Avid's loan with First State Bank, including all collateral security and guarantees associated therewith, were assigned to Earl T. Ingarfield, Michael LaValliere and Lido Capital Corporation in consideration of payment in full of all outstanding indebtedness to First State Bank.

     In August 2000, Avid entered into a factoring, letter of credit and revolving inventory facility. On May 22, 2001, the factor terminated its obligations to make any further advances to Avid under the factoring agreement and declared all of the advances and obligations owing by Avid to the factor to be immediately due and payable. Subsequently, on July 20, 2001, Avid's wholly-owned subsidiary received notice from the factor that the obligations under the factoring agreement had been paid in full. Also, on July 20, 2001, Avid's wholly-owned subsidiary received notice from the factor that the Company's then-current chairman had no further obligations as the guarantor of the factoring agreement.

CONTINGENT LIABILITIES

     The Company's management believes that the Company issued shares of common stock without legends restricting the resale of such shares. The Company's management believes that at least 19,225,000 shares of common stock have been resold in the public market in violation of Section 5 of the 1933 Act. Accordingly, additional shares may have been resold in violation of Section 5 of the 1933 Act. The Company may be liable for rescission and other damages with respect to these sales.

     The Company's management believes that the Company may be liable for unpaid compensation to Mr. Earl Ingarfield pursuant to the Employment Agreement dated February 29, 2000 between Avid and Mr. Ingarfield.

     In 2000, Avid's wholly-owned subsidiary, Avid Sportswear, Inc., entered into individual Endorsement Agreements, typically for a two-year term, with individual PGA Tour professionals, whereby the individual was to paid an annual fixed fee to wear Avid products at golf and golf-related events, and to be included in advertising and other promotional events, including personal appearances. The fixed fee for the first year was set forth in the Agreement, whereas the second year fixed fee was to be determined by that individual's final ranking on the official PGA Tour Money List at the end of the first year. The individuals were also to be eligible to earn a bonus for performance on individual PGA Tour events and at year-end, based upon the individual's final ranking of the official PGA Tour Money List at the end of each contract year. The fixed fee, bonus incentive, and number of days of personal appearance varied by individual. Avid terminated all of these endorsement agreements as of December 31, 2001 and has accrued for all minimum future guaranteed payments, of $403,061, as of December 31, 2001.

CERTAIN BUSINESS RISKS

     The Company is subject to various risks which may materially harm its business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase the Company's common stock. These are not the only risks and uncertainties that the Company faces. If any of these risks or uncertainties actually occur, the Company's business, financial condition or operating results could be materially harmed. In that case, the trading price of the Company's common stock could decline and you could lose all or part of your investment.

     OUR DOCKERS' TRADEMARK LICENSE HAS BEEN TERMINATED BY LEVI STRAUSS & Co. And Will RESULT IN LOWER COMPANY SALES AND A HIGHER NET LOSS IN FUTURE PERIODS

     On May 9, 2001, Avid received a letter from Levi Strauss & Co. that, effective May 9, 2001, it was terminating the Dockers' Trademark License Agreement between Avid's wholly-owned subsidiary, Avid Sportswear, Inc., and
Levi Strauss & Co. as a result of Avid Sportswear, Inc.'s second quality and closeout or end-of-season sales being greater than 25% of Avid's total product sales during Year 2000. The Company believes that the loss of the license will have a material adverse effect on our results of operations in future periods. The loss of this license will result in lower Company sales and a higher net loss in future periods.

     THE COMPANY HAS HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE WHICH MAY NOT ALLOW THE COMPANY TO CONTINUE AS A GOING CONCERN

     The Company has historically lost money. In the six-month period ended June 30, 2003, the Company sustained losses of $60,126. In the years ended December 31, 2002 and December 31, 2001, The Company sustained losses of $1.5 million and $6.2 million, respectively. The Company currently does not have any operations. Future losses are likely to occur. The Company's independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the 2002 and 2001 financial statements, which states that the Company does not have significant cash or other material assets to cover its operating costs and to allow it to continue as a going concern. The Company's ability to obtain additional funding will determine its ability to continue as a going concern. The Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As of June 30, 2003, its current liabilities exceeded its current assets. The Company had a working capital deficit of $5.1 million at June 30, 2003. The Company had an accumulated deficit of $22.0 million at June 30, 2003. The Company currently does not have any operations. The Company currently has no cash-on-hand. Accordingly, the Company will experience significant liquidity and cash flow problems if it is not able to raise additional capital as needed and on acceptable terms. No assurances can be given that the Company will be successful in reaching or maintaining profitable operations.

        THE COMPANY WILL NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS

     The Company has relied on significant external financing to fund its operations. Such financing has historically come from a combination of borrowings and sale of common stock from third parties and funds provided by certain officers and directors. The Company will need to raise additional capital to execute a new business strategy. Among other things, external financing will be required to cover its operating costs. The Company cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. In management's opinion, the Company will be unsuccessful in raising additional capital without changing its capital structure.

     THE COMPANY'S MANAGEMENT BELIEVES SHARES OF COMMON STOCK WERE ISSUED WITHOUT RESTRICTIVE LEGENDS AND THE COMPANY MAY BE LIABLE FOR RESCISSION AND OTHER DAMAGES WITH RESPECT TO THE ISSUANCE OF THESE SHARES

     The Company's management believes that the Company issued shares of common stock without legends restricting the resale of such shares. The Company believes that at least 19,225,000 shares of common stock have been resold in the public market in violation of Section 5 of the 1933 Act. Accordingly, additional shares may have been resold in violation of Section 5 of the 1933 Act. The Company may be liable for rescission and other damages with respect to these sales.

     THE COMPANY'S COMMON STOCK IS A "PENNY STOCK" AND IS CONSIDERED A VERY RISKY INVESTMENT

     The Company's common stock is a "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

     o    With a price of less than $5.00 per share;

     o    That are not traded on a "recognized" national exchange;

     o Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

     o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

     Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for the Company common stock by reducing the number of potential investors. This may make it more difficult for investors in the Company common stock to resell shares to third parties or to otherwise dispose of them. This could cause the Company's stock price to decline.

     THE COMPANY'S COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY AND AN INVESTOR MAY LOSE A SUBSTANTIAL PART OR ALL OF ITS INVESTMENT

     The Company's common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of its common stock. Historically, there has been a limited public market for the Company's common stock and there can be no assurance that an active trading market for the Company's common stock will develop. As a result, this could adversely affect shareholders' ability to sell the Company's common stock in short time periods, or possibly at all. The Company's common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of its common stock.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Executive Officer. Based upon that evaluation, he concluded that disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Securities Exchange Act of 1934.

CHANGES IN INTERNAL CONTROLS

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                                     PART II


ITEM 1.  LEGAL PROCEEDINGS

     On January 7, 2003, Michael LaValliere, a shareholder of Avid, filed a Shareholder Derivative Suit against Avid's former president, Earl Ingarfield and Avid. The complaint alleges that Earl Ingarfield breached his fiduciary duty by misappropriating, misusing and wasting corporate assets of Avid. Mr. LaValliere alleges that he named Avid a party to the litigation in order to bind it to the outcome of the case. Mr. LaValliere does not seek damages from Avid. Avid did not respond to the complaint and a default was entered against Avid. Avid does not know when this matter will be resolved nor its likely outcome.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a), (b), (c) and (d)     None.

CONTINGENT LIABILITIES

     The Company's management believes that the Company issued shares of common stock without legends restricting the resale of such shares. The Company's management believes that at least 19,225,000 shares of common stock have been resold in the public market in violation of Section 5 of the 1933 Act. Accordingly, additional shares may have been resold in violation of Section 5 of the 1933 Act. The Company may be liable for rescission and other damages with respect to these sales.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS.

EXHIBIT NO.      DESCRIPTION                                LOCATION
-----------      ---------------------------------------    -------------------------------------
2.01             Stock Purchase and Sale Agreement dated    Incorporated by reference to Exhibit
                 as of December 18, 1998 among our          2.01 to the Registrant's Registration
                 company, Avid Sportswear, Inc. and the     Statement on Form 10-SB (the
                 shareholders of Avid Sportswear, Inc.      "Registration Statement")

2.02             Merger Agreement, dated June 18, 2002 by   Incorporated by reference to Exhibit
                 and among United Companies Corporation,    2.02 to Avid Sportswear & Golf Corp.'s
                 Merger Co., Inc. and Avid Sportswear &     Amendment No. 1 to Form S-4 filed June
                 Golf Corp.                                 24, 2002

2.03             Articles of Merger of Avid Sportswear &    Incorporated by reference to Exhibit
                 Golf Corp. with and into Merger Co., Inc.  2.03 to Avid Sportswear & Golf Corp.'s
                                                            Amendment No. 1 to Form S-4 filed June
                                                            24, 2002

3.01             Articles of Incorporation filed on         Incorporated by reference to Exhibit
                 September 19, 1997 with the Nevada         3.01 to the Registration Statement
                 Secretary of State

3.02             Amended Articles of Incorporation filed    Incorporated by reference to Exhibit
                 on May 12, 1999 with the Nevada            3.02 to the Registration Statement
                 Secretary of State

3.03             Certificate of Amendment to Articles of    Incorporated by reference to Exhibit
                 Incorporation filed on May 27, 1999 with   3.03 to the Registration Statement
                 the Nevada Secretary of State

                                                19

EXHIBIT NO.      DESCRIPTION                                LOCATION
-----------      ---------------------------------------    -------------------------------------
3.04             Bylaws                                     Incorporated by reference to Exhibit
                                                            3.04 to the Registration Statement

4.01             2000 Stock Incentive Plan                  Incorporated by reference to Exhibit
                                                            4.01 to Amendment No. 2 to the
                                                            Registration Statement

10.01            Agreement dated as of December 8, 1998     Incorporated by reference to Exhibit
                 between the Championship Committee         10.01 to the Registration Statement
                 Merchandising Limited and Avid
                 Sportswear Inc.

10.02            Lease dated as of March 1, 1999 between    Incorporated by reference to Exhibit
                 F & B Industrial Investments, LLC and      10.02 to the Registration Statement
                 Avid Sportswear, Inc.

10.03            Lease dated as of April 30, 1999 between   Incorporated by reference to Exhibit
                 Links Associates, Ltd. and our company     10.03 to the Registration Statement

10.04            Employment Agreement dated as of           Incorporated by reference to Exhibit
                 September 11, 1999 between Barnum Mow      10.04 to the Registration Statement
                 and Avid Sportswear, Inc.

10.05            Trademark License Agreement dated as of    Incorporated by reference to Exhibit
                 May 10, 1999 between Levi Strauss & Co.    10.05 to Amendment No. 2 to the
                 and Avid Sportswear, Inc.                  Registration Statement

10.06            Employment Agreement dated as of January   Incorporated by reference to Exhibit
                 1, 1999 between David E. Roderick and      10.06 to the Registration Statement
                 Avid Sportswear, Inc.

10.07            Promissory Note in the original            Incorporated by reference to Exhibit
                 principal amount of $180,000 dated as of   10.07 to the Registration Statement
                 June 4, 1999 from our company to First
                 State Bank

10.08            Commercial Security Agreement dated as     Incorporated by reference to Exhibit
                 of November 17, 1999 between First State   10.08 to the Registration Statement
                 Bank and our company

10.09            Promissory Note dated as of November 17,   Incorporated by reference to Exhibit
                 1999 in the original principal amount of   10.09 to the Registration Statement
                 $1,000,000 given by our company to First
                 State Bank

10.10            Business Loan Agreement dated as of        Incorporated by reference to Exhibit
                 November 17, 1999 between First State      10.10 to the Registration Statement
                 Bank and our company

10.11            Convertible Revolving Demand Note dated    Incorporated by reference to Exhibit
                 as of December 1, 1999 in the original     10.11 to Amendment No. 2 to the
                 principal amount of $550,000 given by      Registration Statement
                 our company to Earl Ingarfield

10.12            Convertible Revolving Demand Note dated    Incorporated by reference to Exhibit
                 as of December 1, 1999 in the original     10.12 to Amendment No. 2 to the
                 principal amount of $1,000,000 given by    Registration Statement
                 our company to Lido Capital Corporation

10.13            Convertible Revolving Demand Note dated    Incorporated by reference to Exhibit
                 as of December 1, 1999 in the original     10.13 to Amendment No. 2 to the
                 principal amount of $125,000 given by      Registration Statement
                 our company to Michael E. LaValliere

10.14            Convertible Revolving Demand Note dated    Incorporated by reference to Exhibit
                 as of December 1, 1999 in the original     10.14 to Amendment No. 2 to the
                 principal amount of $500,000 given by      Registration Statement
                 our company to Thomas Browning

                                                20

EXHIBIT NO.      DESCRIPTION                                LOCATION
-----------      ---------------------------------------    -------------------------------------
10.15            Revolving Demand Note dated as of          Incorporated by reference to Exhibit
                 December 1, 1999 in the original           10.15 to Amendment No. 2 to the
                 principal amount of $200,000 given by      Registration Statement
                 our company to Daniel Paetz

10.16            Executive Employment Agreement effective   Incorporated by reference to Exhibit
                 as of February 1, 2000 between our         10.16 to Amendment No. 2 to the
                 company and Earl T. Ingarfield             Registration Statement

10.17            Consulting Agreement dated as of June      Incorporated by reference to Exhibit
                 22, 2000 between Persia Consulting         10.17 to the Registrant's Registration
                 Group, Inc. and our company                Statement on Form SB-2

10.18            Form of Factoring Agreement between our    Incorporated by reference to Exhibit
                 company and GE Capital Commercial          10.18 to the Registrant's Form 10-QSB
                 Services, Inc.                             filed on November 17, 2001

10.19            Form of Factoring Agreement                Incorporated by reference to Exhibit
                 Guaranty/Letter of Credit Supplement       10.19 to the Registrant's Form 10-QSB
                 between our company and GE Capital         filed on November 17, 2001
                 Commercial Services, Inc.

10.20            Form of Factoring Agreement - Inventory    Incorporated by reference to Exhibit
                 Supplement (with advances) between our     10.20 to the Registrant's Form 10-QSB
                 company and GE Capital Commercial          filed on November 17, 2001
                 Services, Inc.

10.21            Form of Letter of Agreement between our    Incorporated by reference to Exhibit
                 company and GE Capital Commercial          10.21 to the Registrant's Form 10-QSB
                 Services, Inc.                             filed on November 17, 2001

10.22            Form of Convertible Debenture              Incorporated by reference to Exhibit
                                                            10.22 to the Registrant's Form 10-QSB
                                                            filed on November 17, 2001

10.23            Form of Registration Rights Agreement      Incorporated by reference to Exhibit
                 between our company and purchasers of      10.23 to the Registrant's Form 10-QSB
                 convertible debentures                     filed on November 17, 2001

10.24            Line of Credit Agreement dated as of       Incorporated by reference to Appendix
                 November 28, 2000 between our company      "A" to the Registrant's Proxy Statement
                 and GMF Holdings, Inc.                     (the "Proxy Statement")

10.25            Form of Debenture dated as of              Incorporated by reference to Appendix
                 November 28, 2000 given by our company     "B" to the Registrant's Proxy Statement

10.26            Registration Rights Agreement dated as     Incorporated by reference to Appendix
                 of November 28, 2000 between our company   "C" to the Registrant's Proxy Statement
                 and GMF Holdings, Inc.

10.27            Form of Warrant dated as of November 28,   Incorporated by reference to Appendix
                 2000 given by our company                  "D" to the Registrant's Proxy Statement

10.28            Registration Rights Agreement dated as     Incorporated by reference to Appendix
                 of November 28, 2000 between our company   "E" to the Registrant's Proxy Statement
                 and the May Davis Group, inc.

10.29            Placement Agent Agreement as of            Incorporated by reference to Appendix
                 November 28, 2000 between our company      "F" to the Registrant's Proxy Statement
                 and the May Davis Group, Inc.

10.30            Escrow Agreement dated as of November      Incorporated by reference to Appendix
                 28, 2000 among our company, the May        "G" to the Registrant's Proxy Statement
                 Davis Group, Inc. and First Union
                 National Bank

                                                21

EXHIBIT NO.      DESCRIPTION                                LOCATION
-----------      ---------------------------------------    -------------------------------------
10.31            Amendment to Employment Agreement          Incorporated by reference to Exhibit
                 effective January 31, 20001 between our    10.31 to the Registrant's Form 10-QSB
                 company and Barnum Mow                     filed on November 17, 2001

10.32            Forbearance Agreement as of February 16,   Incorporated by reference to Exhibit
                 2001 between our company and GE Capital    10.32 to the Registrant's Form 10-QSB
                 Commercial Services, Inc.                  filed on November 17, 2001

10.33            Employment Agreement dated as of June      Incorporated by reference to Exhibit
                 25, 2001 between Frank Jakovac and our     10.33 to the Registrant's Form 10-QSB
                 company                                    filed on September 21, 2001

10.34            Employment Agreement dated as of June      Incorporated by reference to Exhibit
                 25, 2001 between James Handlon and our     10.34 to the Registrant's Form 10-QSB
                 company                                    filed on September 21, 2001

10.35            Employment Agreement dated as of June      Incorporated by reference to Exhibit
                 25, 2001 between Michelle Mathis and our   10.35 to the Registrant's Form 10-QSB
                 company                                    filed on September 21, 2001

10.36            Agreement dated May 18, 2002, between      Incorporated by reference to Exhibit
                 United Companies Corporation and View      10.36 to the Registrant's Amendment
                 Systems/Milestone Technology, Inc.         No. 1 to Form S-4 filed on June 24,
                                                            2002

20.01            Letter dated May 9, 2001 from Levi         Incorporated by reference to Exhibit
                 Strauss & Co.                              20.01 to the Registrant's Form 8-K
                                                            filed May 18, 2001

21.01            Subsidiaries of our company                Incorporated by reference to Exhibit
                                                            21.01 to the Registration Statement



     (b)  REPORTS ON FORM 8-K.

     None.

                                                22

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:   August 21, 2003                UNITED COMPANIES CORPORATION

                                       By: /S/ FRANK JAKOVAC
                                          --------------------------------------
                                            Frank Jakovac
                                            President, Chief Executive Officer
                                            and Principal Accounting Officer

                              OFFICER'S CERTIFICATE
                            PURSUANT TO SECTION 302*


     I, Frank Jakovac certify that:

     1. I have reviewed this form 10-QSB for the quarter ended June 30, 2003 of United Companies Corporation;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

     4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)) for the small business issuer and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b)  Omitted;

          (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

                                       Date:   August 21, 2003
                                       By:     /S/ FRANK JAKOVAC
                                               ---------------------------------
                                       Name:   Frank Jakovac
                                       Title:  President and
                                               Chief Executive Officer

*The introductory portion of paragraph 4 of the Section 302 certification that refers to the certifying officers' responsibility for establishing and maintaining internal control over financial reporting for the company, as well as paragraph 4(b), have been omitted in accordance with Release No. 33-8238 (June 5, 2003) because the compliance period has been extended for small business issuers until the first fiscal year ending on or after April 15, 2005.

                              OFFICER'S CERTIFICATE
                            PURSUANT TO SECTION 302*

     I, Frank Jakovac, certify that:

     1. I have reviewed this form 10-QSB for the quarter ended June 30, 2003 of United Companies Corporation;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

     4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)) for the small business issuer and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b)  Omitted;

          (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

                              Date:   August 21, 2003
                              By:     /S/ FRANK JAKOVAC
                                      ---------------------------------
                              Name:   Frank Jakovac
                              Title:  Chief Financial Officer

*The introductory portion of paragraph 4 of the Section 302 certification that refers to the certifying officers' responsibility for establishing and maintaining internal control over financial reporting for the company, as well as paragraph 4(b), have been omitted in accordance with Release No. 33-8238 (June 5, 2003) because the compliance period has been extended for small business issuers until the first fiscal year ending on or after April 15, 2005.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of United Companies Corporation (the "Company") on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:   August 21 , 2003                 By: /S/ FRANK JAKOVAC
                                            ----------------------------
                                         Name:   Frank Jakovac
                                         Title:  President and
                                                 Chief Executive Officer


A signed original of this written statement required by Section 906, or other document authentications, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Kirkpatrick & Lockhart LLP and will be retained by Kirkpatrick & Lockhart LLP and furnished to the Securities and Exchange Commission or its staff upon request.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of United Companies Corporation (the "Company") on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

     1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date:   August 21, 2003                        By: /S/ FRANK JAKOVAC
                                                 -------------------------------
                                                 Name:   Frank Jakovac
                                                 Title:  Chief Financial Officer

A signed original of this written statement required by Section 906, or other document authentications, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Kirkpatrick & Lockhart LLP and will be retained by Kirkpatrick & Lockhart LLP and furnished to the Securities and Exchange Commission or its staff upon request.