Form 10QSB
period 2003-09-30
UNITED COMPANIES CORP
filed 2003-11-14
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange
    Act of 1934

                For the quarterly period ended SEPTEMBER 30, 2003

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                          COMMISSION FILE NO. 000-28321

                          UNITED COMPANIES CORPORATION
                 (Name of Small Business Issuer in Its Charter)

NEVADA                                                                 88-0374969
------                                                                 ----------
(State or Other Jurisdiction of Incorporation or Organization)         (I.R.S. Employer Identification No.)

834 RIDGE AVENUE, PITTSBURGH, PENNSYLVANIA                             15212
------------------------------------------                             -----
(Address of Principal Executive Offices)                               (Zip Code)

                                               (412) 321-6001
                              (Issuer's Telephone Number, Including Area Code)


                                        AVID SPORTSWEAR & GOLF CORP.
                                                (Former Name)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. [ ]Yes [X] No


         There were 4,983,666 shares of common stock outstanding as of November 14, 2003. This number does not include outstanding options to purchase shares of common stock of the issuer.

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


FINANCIAL INFORMATION

                                        UNITED COMPANIES CORPORATION

                                                    INDEX

                                                                                                Page Number
PART I.  FINANCIAL INFORMATION                                                                            3

         Item 1.  Financial Statements                                                                    4

                  Consolidated Balance Sheets as of September 30, 2003 (unaudited)
                           and December 31, 2002                                                          5

                  Consolidated  Statements  of  Operations  for the three months ended September 30, 2003 and 2002 and the nine months
                           ended September 30, 2003 and 2002 (unaudited)                                  6

                  Consolidated Statements of Cash Flows for the nine months
                           ended September 30, 2003 and 2002 (unaudited)                                  7

                  Notes to Consolidated Financial Statements                                              8

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                          10

         Item 3.  Controls and Procedures                                                                12

         Part II. OTHER INFORMATION                                                                      16

         Item 6.  Exhibits and Reports on Form 8-K                                                       17

SIGNATURES                                                                                               21


                          UNITED COMPANIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

                                                UNITED COMPANIES CORPORATION

                                                (A DEVELOPMENT STAGE COMPANY)
                                                 CONSOLIDATED BALANCE SHEETS

                                                           ASSETS
                                                                                             September 30,    December 31,
                                                                                                  2003             2002
                                                                                             -------------    -------------
                                                                                              (Unaudited)
CURRENT ASSETS
  Cash                                                                                       $           -    $       7,158
                                                                                             -------------    -------------
    Total Current Assets                                                                                 -            7,158
                                                                                             -------------    -------------
OTHER ASSETS
  Trademarks                                                                                         2,902            2,902
                                                                                             -------------    -------------
    Total Other Assets                                                                               2,902            2,902
                                                                                             -------------    -------------
    TOTAL ASSETS                                                                             $       2,902    $      10,060
                                                                                             =============    =============
                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                     ----------------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                                           $   4,197,502    $   4,163,337
  Accrued liabilities                                                                              242,271          200,157
  Notes payable                                                                                    561,525          561,525
  Capital leases - current portion                                                                 131,629          131,629
                                                                                             -------------    -------------
    Total Current Liabilities                                                                    5,132,927        5,056,648
                                                                                             -------------    -------------
    Total Liabilities                                                                            5,132,927        5,056,648
                                                                                             -------------    -------------
  Convertible preferred stock; $0.001 par value: 10,000,000 shares authorized;
    Zero and 5,000 shares issued and outstanding, respectively convertible into
    2,000,000 shares of common stock                                                                     -           20,000
                                                                                             -------------    -------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock; $0.001 par value; 150,000,000 shares authorized; 5,457,333 and
    2,958,666 shares issued and outstanding                                                          5,457            2,959
  Additional paid-in capital                                                                    16,923,255       16,905,563
  Stock subscription receivable                                                                      (190)                -
  Accumulated deficit prior to the development stage                                          (20,412,928)     (20,412,928)
  Accumulated deficit during the development stage                                             (1,645,619)      (1,562,182)
                                                                                             -------------    -------------
    Total Stockholders' Equity (Deficit)                                                       (5,130,025)      (5,066,588)
                                                                                             -------------    -------------
    TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)        $       2,902    $      10,060
                                                                                             =============    =============

                   The accompanying notes are an integral part of these consolidated financial statements.

                                                UNITED COMPANIES CORPORATION
                                                (A DEVELOPMENT STAGE COMPANY)
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)

                                                                                                             From Inception
                                                                                                                 of the
                                                                                                               Development
                                                     For the                           For the                  Stage on
                                               Three Months Ended                 Nine Months Ended          January 1, 2000
                                         September 30,    September 30,             September 30,                through
                                        --------------   --------------    ------------------------------     September 30,
                                             2003             2002             2003             2002             2003
                                        -------------    --------------    --------------  --------------    ---------------
REVENUES                                $           -    $            -    $            -  $            -    $             -

EXPENSES
  Bad debt                                          -                 -                 -         960,187            960,187
  General and administrative                    9,273            44,961            41,323         511,699            599,248
                                        -------------    --------------    --------------  --------------    ---------------
    Total Expenses                              9,273            44,961            41,323       1,471,886          1,559,435
                                        -------------    --------------    --------------  --------------    ---------------
LOSS FROM OPERATIONS                          (9,273)          (44,961)          (41,323)     (1,471,886)        (1,559,435)
                                        -------------    --------------    --------------  --------------    ---------------
OTHER (EXPENSE) INCOME
  Other Income                                      -                53                 -          59,153              1,949
  Gain on settlement of debt                        -                 -                 -          32,388             33,708
  Interest expense                           (14,038)          (14,038)          (42,114)        (42,114)          (101,841)
  Income (loss) on equity options and
    warrants                                        -             (661)                 -             785                  -
                                        -------------    --------------    --------------  --------------    ---------------
    Total Other (Expense)
    Income                                   (14,038)          (14,646)          (42,114)          50,212           (66,184)
                                        -------------    --------------    --------------  --------------    ---------------
NET LOSS                                     (23,311)          (59,607)          (83,437)     (1,421,674)        (1,625,619)
                                        -------------    --------------    --------------  --------------    ---------------
ACCRETION OF BENEFICIAL CONVERSION
  FEATURE ON PREFERRED STOCK                        -                 -                 -               -           (20,000)
                                        -------------    --------------    --------------  --------------    ---------------
NET LOSS ATTRIBUTABLE TO COMMON
  SHAREHOLDERS                          $    (23,311)    $     (59,607)    $     (83,437)  $  (1,421,674)    $   (1,645,619)
                                        =============    ==============    ==============  ==============    ===============
BASIC LOSS PER SHARE                    $      (0.01)    $       (0.02)    $       (0.02)  $       (0.48)
                                        =============    ==============    ==============  ==============
WEIGHTED AVERAGE NUMBER OF SHARES           4,132,348         2,958,666         3,349,893       2,958,666
                                        =============    ==============    ==============  ==============

                   The accompanying notes are an integral part of these consolidated financial statements.


                                                UNITED COMPANIES CORPORATION
                                                (A DEVELOPMENT STAGE COMPANY)
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)

                                                                                                           From Inception
                                                                                                               of the
                                                                                                          Development Stage
                                                                                   For the                  on January 1,
                                                                              Nine Months Ended                 2002
                                                                                September 30,                  through
                                                                          ------------------------------    September 30,
                                                                              2003             2002             2003
                                                                          -------------   --------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                $    (83,437)   $  (1,421,674)   $    (1,625,619)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
    Bad debt                                                                          -          960,187            960,187
    Gain on settlement of debt                                                        -                -           (33,708)
    Income on equity warrant liability                                                -                -            (1,948)
  Changes in operating assets and liabilities accounts:
    Increase (decrease) in accounts payable and accrued
    liabilities                                                                  76,279         (10,001)            134,025
    Increase (decrease) in other current liabilities                                  -         (46,565)             33,629
                                                                          -------------   --------------  -----------------

      Net Cash Used in Operating Activities                                     (7,158)        (518,053)          (533,434)
                                                                          -------------   --------------  -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from notes receivable                                                      -          300,000            300,000
                                                                          -------------   --------------  -----------------

      Net Cash Provided By Investing Activities                                       -          300,000            300,000
                                                                          -------------   --------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of preferred stock                                               -           20,000             20,000
                                                                          -------------   --------------  -----------------

      Net Cash Provided by Financing Activities                                       -           20,000             20,000
                                                                          -------------   --------------  -----------------

NET (DECREASE) IN CASH                                                          (7,158)        (198,053)          (213,434)

CASH AT BEGINNING OF PERIOD                                                       7,158          213,434            213,434
                                                                          -------------   --------------  -----------------

CASH AT END OF PERIOD                                                     $           -   $       15,381   $              -
                                                                          =============   ==============  =================
CASH PAID FOR:
  Interest                                                                $           -   $            -   $              -
  Income tax                                                              $           -   $            -   $              -

SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
  Issuance of common stock in merger                                      $     242,937   $            -   $        242,937
  Stock subscription receivable received in merger                        $         190   $            -   $            190


                   The accompanying notes are an integral part of these consolidated financial statements.


                          UNITED COMPANIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

Note 1 - ORGANIZATION AND MERGER

United Companies Corporation (United) was organized on November 26, 2001 under the laws of the state of Nevada. The purpose of the Company is to perform any lawful activity permitted by the State of Nevada. United has not commenced operations and in accordance with SFAS No. 7, is considered a development stage company.

United's wholly owned subsidiary, Merger Co, Inc. (MCo) was incorporated on December 7, 2001 under the laws of the State of Nevada to engage in any lawful act or business for which corporations may be organized under the State of Nevada. MCo. Has not commenced operations and in accordance with SFAS No. 7, is considered a development stage company. United and MCo are collectively referred to as "the Company"

Avid Sportswear & Golf Corporation (Avid) was incorporated under the laws of the state of Nevada on September 19, 1997 as Golf Innovations Corp, and subsequently changed its name on April 19, 1999. Avid was engaged in the business of producing and selling golf wear related products. As of November 30, 2001 Avid discontinued operations.

On February 20, 2003, the shareholders of Avid voted upon, and approved a merger agreement by and among Avid, United and MCo. The merger agreement provided for the merger of Avid with and into Merger Co. Upon consummation of the merger, Merger Co. became the surviving entity and assumed all of Avid's assets and liabilities. At the time of the Merger, all shares of Avid common stock were automatically converted into shares of United common stock on a one for fifty basis. In addition, all shares of Avid convertible preferred stock were also converted into shares of United common stock on the same basis as if such shares of preferred stock had been converted into shares of Avid common stock prior to the Merger. (Each share of Avid convertible preferred stock was converted into 20,000 shares of Avid common stock, which was then converted into United common stock at the same one for fifty ratio.) The accounting for the merger is identical to that resulting from a reverse acquisition with no goodwill or other intangible assets are recorded. Accordingly, these financial statements are the historical consolidated financial statements of Avid.

The merger agreement also required that all options outstanding under the Avid 2000 Stock Incentive Plan terminated effective as of the effective date of the Merger. All holders of Avid common stock purchase warrants will receive United common stock purchase warrants which represent the right to purchase one share of United common stock in exchange for fifty shares of Avid common stock at an identical exercise price per share.

NOTE 2 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at September 30, 2003, and 2002, and for all periods presented have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's and Avid's December 31, 2002 audited financial statements. The results of operations for the nine months ended September 30, 2003, are not necessarily indicative of the operating results for the year ended December 31, 2003.

                          UNITED COMPANIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no operations since inception. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management is committed to meeting the operational short-term cash flow needs of the Company. There can be no assurance that the Company will be able to meet its operational goals.

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

OVERVIEW

         Currently, the Company has no on-going operations. Avid had been seeking potential operating businesses and business opportunities, with the intent to acquire or merge with such businesses. On February 12, 2002, Avid filed with the Securities and Exchange Commission a Form S-4 Proxy Statement and Registration Statement in conjunction with United Companies Corporation, a Nevada corporation, describing a proposed merger of Avid with and into Merger
Co., a wholly-owned subsidiary of United Companies. On January 28, 2003, the Commission declared the Form S-4 Proxy Statement and Registration Statement effective. At a special meeting of Avid shareholders held on February 20, 2003, the shareholders approved (i) the Merger Agreement, dated June 18, 2002, by and among Avid, United Companies and Merger Co. and (ii) the related Articles of Merger. On August 8, 2003, the merger was consummated and the Articles of Merger were filed with the Nevada Secretary of State. On the filing of the Articles of Merger, Merger Co. became the surviving entity and assumed all of Avid's assets and liabilities. In addition, at that time, the outstanding shares of Avid common stock were converted automatically into shares of United Companies common stock on a fifty (50) for one (1) basis. In management's opinion, the excess of Avid's liabilities over its assets and the lack of available funding made any other such acquisition or merger, other than the merger with Merger Co., unlikely. On October 15, 2003, the Company's Board of Directors appointed David
L. Norris to serve as Interim President, Chief Executive Officer and Director. Further, effective October 15, 2003, Frank Jakovac resigned as our Company's President, Chief Executive Officer and Director.

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

FINANCIAL PERFORMANCE

         The Company has historically lost money. For the nine-month period ended September 30, 2003, the Company sustained losses of $83,437. For the years ended December 31, 2002 and 2001, the Company sustained losses of $1.5 million and $6.2 million, respectively. The Company's independent auditors have noted that the Company does not have significant cash or other material assets to cover its operating costs and to continue as a going concern. Accordingly, the Company will experience significant liquidity and cash flow problems if it is not able to raise additional capital as needed and on acceptable terms.

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

         ADDITIONAL FUND RAISING ACTIVITIES. As of September 30, 2003, the Company had no cash-on-hand. The Company has historically funded its operations through a combination of internally generated cash, funds loaned to the Company by certain of its officers and directors and through the sale of securities. The Company will need to raise additional funds to execute any new business strategy. The Company's current liabilities exceeded its current assets as of September 30, 2003.

         SUMMARY OF ANTICIPATED  PRODUCT  DEVELOPMENT.  Since the Company has no
on-going   operations,   we  do  not  anticipate  any  expenditures  on  product
development.

         SIGNIFICANT PLANT AND EQUIPMENT PURCHASES. In 2002, the Company did not make any significant plant and/or equipment purchases. In 2003, the Company does not anticipate purchasing additional equipment.

         CHANGES IN NUMBER OF EMPLOYEES. The Company currently has one (1) employee. The Company does not anticipate hiring additional personnel during the remainder of 2003. The Company believes that its personnel will be adequate to accomplish the tasks set forth in the plan.

                                                               CURRENT
              DEPARTMENT                                      EMPLOYEES
              ------------------------------------------      ---------
              Administrative and Other Support Positions           1
                                                                 ---
              Total Employees                                      1
                                                                 ===

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2003

         Effective November 30, 2001, the Company ceased all operations relating to the manufacture and sale of golf apparel and related products. The following results are not indicative of our future results.

         Our results of operations for the three-month periods ended September 30, 2003 and 2002, respectively, included three months of operations of our wholly-owned subsidiary, Merger Co., Inc.

         SALES, NET. We had no sales, net in the three-month periods ended September 30, 2003 and 2002, respectively. Our lack of sales was attributable to our Company ceasing all operations relating to the manufacture and sale of golf apparel and related products.

         EXPENSES. Expenses decreased $35,688, or 79.4%, from $44,961 to $9,273 in the three-month period ended September 30, 2003, compared to the same period in the prior year. The decrease consisted of a decrease in general and administrative expenses of $35,688, which was primarily attributable to the lack of operations.

         INTEREST EXPENSE. Interest expense was $14,038 in the three-month period ended September 30, 2003, did not change compared to the same period in the prior year.

         NET LOSS. Net loss decreased $36,296, or 60.9%, from $59,607 to $23,311 in the three-month period ended September 30, 2003, compared to the same period in the prior year. This decrease was primarily attributable to the Company having only limited operations during the three-month period ended September 30, 2003.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2003

         Effective November 30, 2001, Avid ceased all operations relating to the manufacture and sale of golf apparel and related products. The following results are not indicative of our future results.

         Our results of operations for the nine-month periods ended September 30, 2003 and 2002, respectively, included three months of operations of our wholly-owned subsidiary, Merger Co., Inc.

         SALES, NET. We had no sales, net in the nine-month periods ended September 30, 2003 and 2002, respectively. Our lack of sales was attributable to our Company ceasing all operations relating to the manufacture and sale of golf apparel and related products.

         EXPENSE. Expenses decreased $1,430,563, or 97.2%, from $1,471,886 to $41,323 in the nine-month period ended September 30, 2003, compared to the same period in the prior year. The decrease consisted of a decrease in bad debt expenses of $960,187 and a decrease in general and administrative expenses of $470,376, which was primarily attributable to the lack of operations during the period except for the completion of the merger transaction among Avid, United Companies and Merger Co. and the filing of the related Form S-4 Proxy Statement and Registration Statement.

         INTEREST EXPENSE. Interest expense was $42,144 in the nine-month period ended September 30, 2003, which did not change compared to the same period in the prior year.

         NET LOSS. Net loss decreased $1,338,237, or 94.1%, from $1,421,674 to $83,437 in the nine-month period ended September 30, 2003, compared to the same period in the prior year. This decrease was primarily attributable to the Company having only limited operations during the nine-month period ended September 30, 2003.

         LIQUIDITY AND CAPITAL RESOURCES. As of September 30, 2003, we had no cash-on-hand and our current liabilities exceeded our current assets. A discussion of how we generated and used cash in the nine-month period ended September 30, 2003 follows:

         OPERATING ACTIVITIES. Our operating activities used $7,158 in cash during the nine-month period ended September 30, 2003. Our operating activities consisted mainly of a net loss of $83,437, which was partially offset by an increase in accounts payable of $76,279.

         INVESTING ACTIVITIES. We had no investing activities during the nine-month period ended September 30, 2003.

         FINANCING ACTIVITIES. We had no financing activities during the six-month period ended September 30, 2003. We will need to rely on external financing to fund our operations for the foreseeable future.

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

         In December 2000, our Company raised $400,000 from the sale of 40,000 shares of common stock.

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

         THE COMPANY HAS HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE WHICH MAY NOT ALLOW THE COMPANY TO CONTINUE AS A GOING CONCERN

         The Company has historically lost money. In the nine-month period ended September 30, 2003, the Company sustained losses of $83,437. In the years ended December 31, 2002 and December 31, 2001, The Company sustained losses of $1.5 million and $6.2 million, respectively. The Company currently does not have any operations. Future losses are likely to occur. The Company's independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the 2002 and 2001 financial statements, which states that the Company does not have significant cash or other material assets to cover its operating costs and to allow it to continue as a going concern. The Company's ability to obtain additional funding will determine its ability to continue as a going concern. The Company's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         As of September 30, 2003, its current liabilities exceeded its current assets. The Company had a working capital deficit of $5.1 million at September 30, 2003. The Company had an accumulated deficit of $22.0 million at September 30, 2003. The Company currently does not have any operations. The Company currently has no cash-on-hand. Accordingly, the Company will experience significant liquidity and cash flow problems if it is not able to raise additional capital as needed and on acceptable terms. No assurances can be given that the Company will be successful in reaching or maintaining profitable operations.

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

ITEM 3.  CONTROLS AND PROCEDURES


EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Interim President and Chief Executive Officer. Based upon that evaluation, he concluded that disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Securities Exchange Act of 1934.

CHANGES IN INTERNAL CONTROLS

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                                     PART II


ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a), (b), (c) and (d)      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS.

EXHIBIT NO.         DESCRIPTION                                          LOCATION
-----------         ------------------------------------------------     -------------------------------------------------
2.01                Stock Purchase and Sale Agreement dated as of        Incorporated by reference to Exhibit 2.01 to the
                    December 18, 1998 among our company, Avid            Registrant's Registration Statement on Form 10-SB
                    Sportswear, Inc. and the shareholders of Avid        (the "Registration Statement")
                    Sportswear, Inc.

2.02                Merger Agreement, dated June 18, 2002 by and among   Incorporated by reference to Exhibit 2.02 to Avid
                    United Companies Corporation, Merger Co., Inc. and   Sportswear & Golf Corp.'s Amendment No. 1 to Form
                    Avid Sportswear & Golf Corp.                         S-4 filed June 24, 2002

2.03                Articles of Merger of Avid Sportswear & Golf Corp.   Incorporated by reference to Exhibit 2.03 to Avid
                    with and into Merger Co., Inc.                       Sportswear & Golf Corp.'s Amendment No. 1 to Form
                                                                         S-4 filed June 24, 2002

3.01                Articles of Incorporation filed on September 19,     Incorporated by reference to Exhibit 3.01 to the
                    1997 with the Nevada Secretary of State              Registration Statement

3.02                Amended Articles of Incorporation filed on May 12,   Incorporated by reference to Exhibit 3.02 to the
                    1999 with the Nevada Secretary of State              Registration Statement

3.03                Certificate of Amendment to Articles of              Incorporated by reference to Exhibit 3.03 to the
                    Incorporation filed on May 27, 1999 with the         Registration Statement
                    Nevada Secretary of State



3.04                Bylaws                                               Incorporated by reference to Exhibit 3.04 to the
                                                                         Registration Statement

4.01                2000 Stock Incentive Plan                            Incorporated by reference to Exhibit 4.01 to
                                                                         Amendment No. 2 to the Registration Statement.

10.01               Agreement dated as of December 8, 1998 between the   Incorporated by reference to Exhibit 10.01 to the
                    Championship Committee Merchandising Limited and     Registration Statement
                    Avid Sportswear Inc.

10.02               Lease dated as of March 1, 1999 between F & B        Incorporated by reference to Exhibit 10.02 to the
                    Industrial Investments, LLC and Avid Sportswear,     Registration Statement
                    Inc.

10.03               Lease dated as of April 30, 1999 between Links       Incorporated by reference to Exhibit 10.03 to the
                    Associates, Ltd. and our company                     Registration Statement

10.04               Employment Agreement dated as of September 11,       Incorporated by reference to Exhibit 10.04 to the
                    1999 between Barnum Mow and Avid Sportswear, Inc.    Registration Statement

10.05               Trademark License Agreement dated as of May 10,      Incorporated by reference to Exhibit 10.05 to
                    1999 between Levi Strauss & Co. and Avid             Amendment No. 2 to the Registration Statement
                    Sportswear, Inc.

10.06               Employment Agreement dated as of January 1, 1999     Incorporated by reference to Exhibit 10.06 to the
                    between David E. Roderick and Avid Sportswear, Inc.  Registration Statement

10.07               Promissory Note in the original principal amount     Incorporated by reference to Exhibit 10.07 to the
                    of $180,000 dated as of June 4, 1999 from our        Registration Statement
                    company to First State Bank

10.08               Commercial Security Agreement dated as of November   Incorporated by reference to Exhibit 10.08 to the
                    17, 1999 between First State Bank and our company    Registration Statement

10.09               Promissory Note dated as of November 17, 1999 in     Incorporated by reference to Exhibit 10.09 to the
                    the original principal amount of $1,000,000 given    Registration Statement
                    by our company to First State Bank

10.10               Business Loan Agreement dated as of November 17,     Incorporated by reference to Exhibit 10.10 to the
                    1999 between First State Bank and our company        Registration Statement

10.11               Convertible Revolving Demand Note dated as of        Incorporated by reference to Exhibit 10.11 to
                    December 1, 1999 in the original principal amount    Amendment No. 2 to the Registration Statement
                    of $550,000 given by our company to Earl Ingarfield

10.12               Convertible Revolving Demand Note dated as of        Incorporated by reference to Exhibit 10.12 to
                    December 1, 1999 in the original principal amount    Amendment No. 2 to the Registration Statement
                    of $1,000,000 given by our company to Lido Capital
                    Corporation

10.13               Convertible Revolving Demand Note dated as of        Incorporated by reference to Exhibit 10.13 to
                    December 1, 1999 in the original principal amount    Amendment No. 2 to the Registration Statement
                    of $125,000 given by our company to Michael E.
                    LaValliere

10.14               Convertible Revolving Demand Note dated as of        Incorporated by reference to Exhibit 10.14 to
                    December 1, 1999 in the original principal amount    Amendment No. 2 to the Registration Statement
                    of $500,000 given by our company to Thomas Browning



10.15               Revolving Demand Note dated as of December 1, 1999   Incorporated by reference to Exhibit 10.15 to
                    in the original principal amount of $200,000 given   Amendment No. 2 to the Registration Statement
                    by our company to Daniel Paetz

10.16               Executive Employment Agreement effective as of       Incorporated by reference to Exhibit 10.16 to
                    February 1, 2000 between our company and Earl T.     Amendment No. 2 to the Registration Statement
                    Ingarfield

10.17               Consulting Agreement dated as of June 22, 2000       Incorporated by reference to Exhibit 10.17 to the
                    between Persia Consulting Group, Inc. and our        Registrant's Registration Statement on Form SB-2
                    company

10.18               Form of Factoring Agreement between our company      Incorporated by reference to Exhibit 10.18 to the
                    and GE Capital Commercial Services, Inc.             Registrant's Form 10-QSB filed on November 17,
                                                                         2001

10.19               Form of Factoring Agreement Guaranty/Letter of       Incorporated by reference to Exhibit 10.19 to the
                    Credit Supplement between our company and GE         Registrant's Form 10-QSB filed on November 17,
                    Capital Commercial Services, Inc.                    2001

10.20               Form of Factoring Agreement - Inventory Supplement   Incorporated by reference to Exhibit 10.20 to the
                    (with advances) between our company and GE Capital   Registrant's Form 10-QSB filed on November 17,
                    Commercial Services, Inc.                            2001

10.21               Form of Letter of Agreement between our company      Incorporated by reference to Exhibit 10.21 to the
                    and GE Capital Commercial Services, Inc.             Registrant's Form 10-QSB filed on November 17,
                                                                         2001

10.22               Form of Convertible Debenture                        Incorporated by reference to Exhibit 10.22 to the
                                                                         Registrant's Form 10-QSB filed on November 17,
                                                                         2001

10.23               Form of Registration Rights Agreement between our    Incorporated by reference to Exhibit 10.23 to the
                    company and purchasers of convertible debentures     Registrant's Form 10-QSB filed on November 17,
                                                                         2001

10.24               Line of Credit Agreement dated as of November 28,    Incorporated by reference to Appendix "A" to the
                    2000 between our company and GMF Holdings, Inc.      Registrant's Proxy Statement (the "Proxy
                                                                         Statement")

10.25               Form of Debenture dated as of November 28, 2000      Incorporated by reference to Appendix "B" to the
                    given by our company                                 Registrant's Proxy Statement

10.26               Registration Rights Agreement dated as of November   Incorporated by reference to Appendix "C" to the
                    28, 2000 between our company and GMF Holdings, Inc.  Registrant's Proxy Statement

10.27               Form of Warrant dated as of November 28, 2000        Incorporated by reference to Appendix "D" to the
                    given by our company                                 Registrant's Proxy Statement

10.28               Registration Rights Agreement dated as of November   Incorporated by reference to Appendix "E" to the
                    28, 2000 between our company and the May Davis       Registrant's Proxy Statement
                    Group, inc.

10.29               Placement Agent Agreement as of November 28, 2000    Incorporated by reference to Appendix "F" to the
                    between our company and the May Davis Group, Inc.    Registrant's Proxy Statement

10.30               Escrow Agreement dated as of November 28, 2000       Incorporated by reference to Appendix "G" to the
                    among our company, the May Davis Group, Inc. and     Registrant's Proxy Statement
                    First Union National Bank




10.31               Amendment to Employment Agreement effective          Incorporated by reference to Exhibit 10.31 to the
                    January 31, 20001 between our company and Barnum     Registrant's Form 10-QSB filed on November 17,
                    Mow                                                  2001

10.32               Forbearance Agreement as of February 16, 2001        Incorporated by reference to Exhibit 10.32 to the
                    between our company and GE Capital Commercial        Registrant's Form 10-QSB filed on November 17,
                    Services, Inc.                                       2001

10.33               Employment Agreement dated as of June 25, 2001       Incorporated by reference to Exhibit 10.33 to the
                    between Frank Jakovac and our company                Registrant's Form 10-QSB filed on September 21,
                                                                         2001

10.34               Employment Agreement dated as of June 25, 2001       Incorporated by reference to Exhibit 10.34 to the
                    between James Handlon and our company                Registrant's Form 10-QSB filed on September 21,
                                                                         2001

10.35               Employment Agreement dated as of June 25, 2001       Incorporated by reference to Exhibit 10.35 to the
                    between Michelle Mathis and our company              Registrant's Form 10-QSB filed on September 21,
                                                                         2001

11.01               Statement re: Computation of Earnings                Not Applicable

15.01               Letter on unaudited interim financial information    Not Applicable

16.01               Letter on Change in Certifying Accountant            Not Applicable

20.01               Letter dated May 9, 2001 from Levi Strauss & Co.     Incorporated by reference to Exhibit 20.01 to the
                                                                         Registrant's Form 8-K filed May 18, 2001

21.01               Subsidiaries of our company                          Incorporated by reference to Exhibit 21.01 to the
                                                                         Registration Statement

23.01               Consent of Independent Accountants                   Not Applicable

24.01               Power of Attorney                                    Not Applicable

27.01               Financial Data Schedule                              Not Applicable

31.1                Certification Pursuant to Section 302                Provided herewith

31.2                Certification Pursuant to Section 302                Provided herewith

32.1                Certification Pursuant to 18 U.S.C.                  Provided herewith
                    Section 1350

32.2                Certification Pursuant to 18 U.S.C.                  Provided herewith
                    Section 1350

         (B)      REPORTS ON FORM 8-K.


         None.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    November  14, 2003          UNITED COMPANIES CORPORATION


                                     By: /s/ David L. Norris
                                         --------------------------------------
                                     David L. Norris
                                     Interim President, Chief Executive Officer
                                     and Principal Accounting Officer