Form 10KSB
period 2003-12-31
UNITED COMPANIES CORP
filed 2004-04-14
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB


(MARK ONE)

|X| Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2003

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from _______ to _______

                          Commission File No. 000-28321

                          UNITED COMPANIES CORPORATION
                          ----------------------------
                 (Name of Small Business Issuer in Its Charter)

               Nevada                                    88-0374969
 ---------------------------------           ---------------------------------
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
 of Incorporation or Organization)

940 N. W. 1st Street, Fort Lauderdale, FL                     33311
-----------------------------------------                     -----
(Address of Principal Executive Offices)                    (Zip Code)

                                 (954) 462-5570
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
       None                                               None

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                                  ------------
                                (Title of class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or amendment to Form 10-KSB. [ ]

         The Company generated no revenues during its most recent fiscal year.

         The aggregate market value of the Company's voting stock held by non-affiliates as of April 1, 2004 was approximately $1,158,697.44 based on the average closing bid and asked prices of such stock on that date as quoted on the Over-the-Counter Bulletin Board. There were 109,483,718 shares of common stock outstanding as of April 1, 2004.

                 FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

         Information included or incorporated by reference in this filing may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

         This filing contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our Company's growth strategies, (c) our Company's future financing plans and
(d) our Company's anticipated needs for working capital. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as in this prospectus generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this filing generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS


Overview

         United Companies Corporation, a Nevada corporation, entered into a Share Exchange Agreement, dated March 23, 2004, by and among United, Trebor Industries, Inc., d/b/a Brownies Third Lung, a Florida corporation, and Robert Carmichael. Pursuant to the Share Exchange Agreement, Mr. Carmichael exchanged 377 shares of common stock, par value $1.00 per share, of Trebor, which constitutes all of the issued and outstanding shares of capital stock of Trebor, for 95,000,000 shares of common stock, par value $0.001 per share, of United. Pursuant to the Share Exchange Agreement, Trebor became a wholly-owned subsidiary of United.

         On  March  23,  2004,  Mr.   Carmichael   became   United's   Executive
Vice-President and Chief Operating Officer.

         Prior to the share exchange transaction with Trebor, United had no on-going operations. United had been seeking potential operating businesses and business opportunities, with the intent to acquire or merge with such businesses.

         On February 12, 2002, United filed with the Securities and Exchange Commission a Form S-4 Proxy Statement and Registration Statement in conjunction with Avid Sportswear & Golf Corp., a Nevada corporation, describing a proposed merger of Avid with and into Merger Co., a wholly-owned subsidiary of United. On January 28, 2003, the Commission declared the Form S-4 Proxy Statement and Registration Statement effective. At a special meeting of Avid shareholders held on February 20, 2003, the shareholders approved (i) the Merger Agreement, dated June 18, 2002, by and among Avid, United and Merger Co. and (ii) the related Articles of Merger. Merger Co. became the surviving entity and assumed all of Avid's assets and liabilities. At the time of the merger, outstanding shares of Avid common stock were converted automatically into shares of United common stock on a fifty (50) for one (1) basis. In the opinion of Avid's management, the excess of Avid's liabilities over its assets and the lack of available funding made any other acquisition or merger, other than the merger with Merger Co., unlikely.

         Effective March 23, 2004, United sold all of its ownership interest in its wholly-owned subsidiary, Merger Co., to Gateway Connections Limited, an international business company formed under the laws of Belize.

         Trebor, which does business under the name "Brownie's Third Lung," is a vertically integrated designer and manufacturer of surface-supplied air units for the recreational diving industry. Brownie's designs, tests, manufactures and sells many of its products from its factory in Fort Lauderdale, Florida. Trebor also generates a substantial portion of its revenues through the design, installation and maintenance of yacht-based high-pressure compressors for diving on air and mixed gases. Trebor's Public Safety Diving division provides integrated and stand-alone flotation and emergency/rescue equipment for use by fire departments and other government agencies in their on-water/near-water activities.

Financial Performance

         United has historically lost money. For the year ended December 31, 2003, United sustained losses of $108,878. For the year ended December 31, 2002, United sustained losses of $1.5 million. The Company's independent auditors have noted that United does not have significant cash or other material assets to cover its operating costs and to continue as a going concern. Accordingly, United will experience significant liquidity and cash flow problems if it is not able to raise additional capital as needed and on acceptable terms.


Certain Business Risks

         United is subject to various risks which may materially harm its business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase United's common stock. These are not the only risks and uncertainties that the Company faces. If any of these risks or uncertainties actually occur, United's business, financial condition or operating results could be materially harmed. In that case, the trading price of United's common stock could decline and you could lose all or part of your investment.

United Has Historically Lost Money And Losses May Continue In The Future Which May Not Allow Avid To Continue As A Going Concern

         Avid has historically lost money. In the years ended December 31, 2003 and December 31, 2002, United sustained losses of $108,878 and $1.5 million, respectively. Future losses are likely to occur. United's independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the 2003 and 2002 financial statements, which states that United does not have significant cash or other material assets to cover its operating costs and to allow it to continue as a going concern. United's ability to obtain additional funding will determine its ability to continue as a going concern. United's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         As of December 31, 2003, United's current liabilities were $5.1 million and its current assets were zero resulting in a working capital deficit of $5.1 million at December 31, 2003. United had an accumulated deficit of $22.1 million at December 31, 2003. United currently does not have any operations. United currently has little or no cash-on-hand. Accordingly, United will experience significant liquidity and cash flow problems if it is not able to raise additional capital as needed and on acceptable terms. No assurances can be given that United will be successful in reaching or maintaining profitable operations.


United Will Need To Raise Additional Capital To Finance Operations

         United has relied on significant external financing to fund its operations. Such financing has historically come from a combination of borrowings and sale of common stock from third parties and funds provided by certain officers and directors. United will need to raise additional capital to execute a new business strategy. Among other things, external financing will be required to cover its operating costs. United cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms.


United Common Stock Is A "Penny Stock" And Is Considered A Very Risky Investment

         United common stock is a "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

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

         Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for Avid common stock by reducing the number of potential investors. This may make it more difficult for investors in Avid common stock to resell shares to third parties or to otherwise dispose of them. This could cause Avid's stock price to decline.


United Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly And An Investor May Lose A Substantial Part Or All Of Its Investment

         United's common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of its common stock. Historically, there has been a limited public market for United's common stock and there can be no assurance that an active trading market for United's common stock will develop. As a result, this could adversely affect shareholders' ability to sell United's common stock in short time periods, or possibly at all. United's common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of its common stock.

United Has No Operating History Or Revenue From Which To Evaluate Its Business Which Makes An Investment In United Very Speculative

         United has had no operating history or revenue from operations since its inception on November 26, 2001. In addition, United has very limited assets and financial resources. Due to United's lack of operations prior to the merger with Trebor Industries, Inc., there is limited information upon which investors can evaluate its business. External capital will be required for United to continue as a going concern.


ITEM 2.  DESCRIPTION OF PROPERTY

         Our principal executive office is located at 940 N. W. 1st Street, Fort Lauderdale, Florida 33311. Our offices occupy approximately 18,000 square fee and is leased for a term of 5 years. Management believes that the property is in good condition and is sufficient for its current operating plans.


ITEM 3.  LEGAL PROCEEDINGS

         The following legal proceedings pertain to Trebor Industries, Inc., which became a wholly-owned subsidiary on March 23, 2004 pursuant to the Share Exchange Agreement among United, Trebor Industries, Inc. and Robert Carmichael:

         1. Case No.: CA-M-02-180: Susan Butler, Benjamin DiLello, And Antonietta Hill, as personal Representatives of the Estate of Remo DiLello,
Deceased, and Pietrantonio "Tony" Cassetta, Individually and as Personal Representative of the Estate of Pasqualla "Lina" Cassetta, Deceased, Plaintiffs,

         v.   Interselect,   Inc.,  a  Delaware   corporation,   d/b/a  Burdines
Waterfront, Defendant, Interselect, Inc., a Delaware corporation, d/b/a Burdines Waterfront, Third Party Plaintiff,

         v. Brownie's Third Lung, an inactive Florida corporation, Brownie's Southport Divers, Inc., a Florida corporation, Dacor Inc., a Connecticut corporation, Dacor International, an Italian Corporation, HTM Sport S. p. A., an Italian corporation, Bauer Compressors, Inc., a Virginia corporation and The Diving Site, Inc., a Florida corporation, Third Party Defendants.

         2. Case No.: 02-6833 CACE 12: Mares America Corp., Plaintiff, v. Trebor Industries, Inc., et al., Defendant.

         3. Peterson's Publishing v. Trebor Industries, Inc.

         4. State of Florida Department of Revenue Stipulation # 9919609891010.

         5. U.S. Department of Transportation Federal Aviation Administration Case No. 2000NM710250.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Avid's common stock began trading on the Over-the-Counter Bulletin Board on March 24, 1998, under the symbol "GFIO." On July 22, 1999, Avid's symbol was changed to "AVSG." On December 2, 1999, Avid's common stock was no longer eligible for quotation on the Over-the-Counter Bulletin Board because the Company's Registration Statement on Form 10-SB had not been declared effective by the Securities and Exchange Commission as of that date. On that date, Avid's common stock began trading on the "pink sheets." Avid began trading again on the Over-the-Counter Bulletin Board, May 9, 2000. On May 28, 2003, Avid's common stock was no longer eligible for quotation on the Over-The-Counter Bulletin Board because the Company was not current in its required filings pursuant to the Securities Exchange Act of 1934, as amended. On January 2, 2004, United's symbol was changed to "UCPJ." On September 24, 2003, United's common stock began trading again on the Over-the-Counter Bulletin Board. The Company's high and low bid prices by quarter during 2003, 2002 and 2001 are as follows: (1)

                                            Calendar Year 2003(2)
                                          -------------------------
                                          High Bid          Low Bid
                                          --------          -------
         irst Quarter                     $0.0055           $0.0010
         econd Quarter                    $0.0019           $0.0008
         hird Quarter                     $0.0010           $0.0005
         ourth Quarter                    $0.0200           $0.0080

                                            Calendar Year 2002(2)
                                         -------------------------
                                         High Bid          Low Bid
                                         --------          -------
         irst Quarter                    $0.0025           $0.0011
         econd Quarter                   $0.0022           $0.0011
         hird Quarter                    $0.0033           $0.0012
         ourth Quarter                   $0.0030           $0.0003


-------------------------

(1)      These   quotations   reflect   high  and  low  bid   prices   form  the
         Over-the-Counter Bulletin Board and the "pink sheets."

(2) These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


         On April 1, 2004, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board was $0.08 per share.


Holders of Common Stock

         As of April 1, 2004, we believe United had in excess of 250 shareholders of record.


Dividends

         United has not paid dividends in the past on any class of stock and the Company does not anticipate paying dividends in the foreseeable future.


Sales of Unregistered Securities

         On March 23, 2004, United issued 95,000,000 shares of restricted common stock to Robert Carmichael in connection with a Share Exchange Agreement among United, Mr. Carmichael and Trebor Industries, Inc., d/b/a/ Brownie's Third Lung, a Florida corporation. Pursuant to the Share Exchange Agreement, Mr. Carmichael, the sole shareholder of Trebor, exchanged 377 shares of common stock of Trebor, which constituted all of the issued and outstanding capital stock of Trebor, for 95,000,000 shares of common stock of United. Pursuant to the Share Exchange Agreement, Trebor became a wholly-owned subsidiary of United.

         United believes that all transactions were transactions not involving any public offering within the meaning of Section 4(2) of the Securities Act of 1933, since (a) each of the transactions involved the offering of such securities to a substantially limited number of persons; (b) each person took the securities as an investment for his own account and not with a view to distribution; (c) each person had access to information equivalent to that which would be included in a registration statement on the applicable form under the Act; (d) each person had knowledge and experience in business and financial matters to understand the merits and risk of the investment; therefore no registration statement need be in effect prior to such issuances.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following information should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing in this Annual Report on Form 10-KSB.


CRITICAL ACCOUNTING POLICIES

         As of  December  31,  2003,  the Company  had no  operations.  Critical
Accounting Policies will be established concurrent with the share exchange transaction with Trebor Industries, Inc.


RECENT ACCOUNTING PRONOUNCEMENTS

         During the year ended December 31, 2003, the Company adopted the following accounting pronouncements which had no impact on the financial statements or results of operations:

         SFAS No.  143, Accounting for Asset Retirement Obligations;

         SFAS No. 145, Recision of FASB Statements 4, 44, and 64, amendment of Statement 13, and Technical Corrections;

         SFAS No.  146, Accounting for Exit or Disposal Activities;

         SFAS No.  147, Acquisitions of certain Financial Institutions; and

         SFAS No.  148, Accounting for Stock Based Compensation.

         SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities;

         SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

         In addition, during the year ended December 31, 2003, FASB Interpretations No. 45 and No. 46, along with various Emerging Issues Task Force Consensuses (EITF) were issued and adopted by the Company and had no impact on its financial statements.


Plan Of Operations


Overview

         United Companies Corporation, a Nevada corporation, entered into a Share Exchange Agreement, dated March 23, 2004, by and among United, Trebor Industries, Inc., d/b/a Brownies Third Lung, a Florida corporation, and Robert Carmichael. Pursuant to the Share Exchange Agreement, Mr. Carmichael exchanged 377 shares of common stock, par value $1.00 per share, of Trebor, which constitutes all of the issued and outstanding shares of capital stock of Trebor, for 95,000,000 shares of common stock, par value $0.001 per share, of United. Pursuant to the Share Exchange Agreement, Trebor became a wholly-owned subsidiary of United.


         On  March  23,  2004,  Mr.   Carmichael   became   United's   Executive
Vice-President and Chief Operating Officer.

         Prior to the share exchange transaction with Trebor, United had no on-going operations. United had been seeking potential operating businesses and business opportunities, with the intent to acquire or merge with such businesses.

         On February 12, 2002, United filed with the Securities and Exchange Commission a Form S-4 Proxy Statement and Registration Statement in conjunction with Avid Sportswear & Golf Corp. describing a proposed merger of Avid with and into Merger Co., a wholly-owned subsidiary of United. On January 28, 2003, the Commission declared the Form S-4 Proxy Statement and Registration Statement effective. At a special meeting of Avid shareholders held on February 20, 2003, the shareholders approved (i) the Merger Agreement, dated June 18, 2002, by and among Avid, United and Merger Co. and (ii) the related Articles of Merger. After the merger was successfully consummated, Merger Co. became the surviving entity and assumed all of Avid's assets and liabilities. At the time of the merger, outstanding shares of Avid common stock were converted automatically into shares of United common stock on a fifty (50) for one (1) basis. In the opinion of Avid's management, the excess of Avid's liabilities over its assets and the lack of available funding made any other acquisition or merger, other than the merger with Merger Co., unlikely.

         Effective March 23, 2004, United sold all of its ownership interest in its wholly-owned subsidiary, Merger Co., to Gateway Connections Limited, an international business company formed under the laws of Belize.

         Additional Fund Raising Activities. As of December 31, 2003, United had no cash-on-hand. United has historically funded its operations through a combination of internally generated cash, funds loaned to the Company by certain of its officers and directors and through the sale of securities. United will need to raise additional funds to successfully integrate the business operations of Trebor.

         Summary of Anticipated Product Development. Trebor Industries, Inc. plans to refine its offerings in all three major lines of business. Brownie's Third Lung Surface Supply anticipates upgrading components in its systems to increase product quality and reduce costs. This division also plans on expanding marketing of the boat-based hose reel system which allows divers to permanently install a unit onto their boat and dive on a retractable hose. The Tankfill division anticipates introducing a new "soft-start" option on its yacht-based systems. This option should greatly facilitate the integration of our products into the electrical systems of the yachts. Tankfill also plans to emphasize the importance of strategic alliances with major boat builders, both in the United States and abroad. The Public Safety Diving plans on concentrating its efforts on product awareness among the governmental agencies that are its major target market.

         Significant Plant and Equipment Purchases. In 2003, United did not make any significant plant and/or equipment purchases. In 2004, United does not anticipate purchasing additional equipment.

         Changes in Number of Employees. United currently has nineteen (19) employees. United does not anticipate hiring additional personnel during 2004 although changes in sales volumes and the integration of Trebor Industries, Inc. lines of business may make additional positions and personnel necessary.

                                                          Current
         Department                                      Employees
         ----------                                      ---------
         Sales and Marketing                                    4
         Production and Fabrication                             8
         Administrative and Other Support Positions             7
                                                         ---------
         Total Employees                                       19
                                                         =========

Years Ended December 31, 2003 And 2002

         Expenses. Expenses decreased $1.47 million, or 96.5%, from $1.5 million to $52,726 in the year ended December 31, 2003, compared to the same period in the prior year.

         Interest expense. Interest expense decreased $3,575, in the year ended December 31, 2003, compared to the same period in the prior year.

         Net loss. Net loss decreased $1.4 million, or 92.9%, from $1.5 million to $108,878 in the year ended December 31, 2003, compared to the same period in the prior year. This decrease is primarily attributable to reduction in bad debt expense of $960,187 and the decrease in our general and administrative expenses of $505,199 due to our lack of operations.

         Liquidity and Capital Resources. As of December 31, 2003, united had no cash-on-hand and its current liabilities exceeded its current assets. A discussion of how United generated and used cash in the year ended December 31, 2003 follows:

         Operating Activities. Our operating activities used $108,878 in cash during the year ended December 31, 2003, consisting of a net loss of $108,878.

         Investing Activities. Our investing activities used $0 in cash during the year ended December 31, 2003.

         Financing  Activities.   Financing  activities  provided  net  cash  of
$14,861, generated by the contribution of capital by an officer of United.

         United will need to rely on external financing to funds its operations for the foreseeable future.

         On April 2, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically issue and sell shares of our common stock for a total purchase price of $5 million. If we request advances under the Standby Equity Distribution Agreement, Cornell Capital partners will purchase shares of common stock of United for 95% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the advance notice date. Cornell Capital Partners will retain 5% of each advance under the Standby Equity Distribution Agreement. We may not request advances in excess of a total of $5 million. The maximum of each advance is equal to $100,000, and up to a maximum of $400,000, in the aggregate, in any thirty-day period.

         As of April 2, 2004, we issued a Secured Convertible Debenture to Cornell Capital Partners in the principal amount of $250,000. The convertible debenture is convertible into shares of our common stock as a price per share that is equal to the lesser of: (i) an amount equal to 120% of the closing bid price of our common stock as of the date of the convertible debenture or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of our common stock for the five trading days immediately preceding the conversion date. The convertible debenture accrues interest at a rate of 5% per year and is convertible at the holder's option. The convertible debenture has a term of 3 years. At United's option, the convertible debenture may be paid in cash or converted into shares of our common stock unless converted earlier by the holder. Except after an event of default, as set forth in the Secured Convertible Debenture be entitled to convert such debenture for a number of shares of common stock of United in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliated to exceed 4.99% of the outstanding shares of common stock of United. Within 5 days of filing a registration statement with the Securities and Exchange Commission registering shares of United's common stock underlying the secured convertible debentures, United will issue a second Secured Convertible Debentures in the principal amount of $125,000, with the same terms and conditions as the first Secured Convertible Debenture described above.


ITEM 7.  FINANCIAL STATEMENTS

         Our consolidated financial statements appear beginning at page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         Annual Evaluation Of The Company's Disclosure Controls And Internal Controls. Within the 90 days prior to the date of this Annual Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO)/Chief Financial Officer
(CFO). Rules adopted by the SEC require that in this section of the Annual Report we present the conclusions of the CEO/CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

         CEO/CFO Certification. Appearing immediately following the Signatures section of this Annual Report there are two separate forms of "Certifications" of the CEO/CFO. The second form of Certification is required in accord with

Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Annual Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

         Disclosure Controls And Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

         Scope Of The Controls Evaluation. The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

         In accord with SEC requirements, the CEO/CFO notes that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Conclusions. Based upon the controls evaluation, our CEO/CFO has concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO/CFO, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that (1) our transactions are properly authorized, (2) our assets are safeguarded against unauthorized or improper use, and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

                          UNITED COMPANIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003

                                 C O N T E N T S

Independent Auditors' Report                                                F-3

Consolidated Balance Sheet                                                  F-4

Consolidated Statements of Operations                                       F-5

Consolidated Statements of Stockholders' Equity (Deficit)                   F-6

Consolidated Statements of Cash Flows                                       F-7

Notes to the Consolidated Financial Statements                              F-8

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
United Companies Corporation
(A Development Stage Company)
Spring, Texas

We have audited the accompanying consolidated balance sheet of United Companies Corporation (a development stage Company) as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2003, and 2002, and from the inception of the development stage on January 1, 2002 through December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Companies Corporation (a development stage Company) as of December 31, 2003 and the results of their operations and their cash flows for the years ended December 31, 2003, and 2002, and from the inception of the development stage on January 1, 2002 through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has current liabilities in excess of current assets of $5,127,915 and has generated significant losses for the years ended December 31, 2003, and 2002. Additionally, the Company reentered the development stage on January 1, 2002. These items raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
March 23, 2004

                          UNITED COMPANIES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                     ------

                                                                                 December 31,
                                                                                     2003
                                                                                -------------
CURRENT ASSETS

TOTAL ASSETS                                                                    $          --
                                                                                =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                              $   4,178,451
  Accrued liabilities                                                                 256,309
  Notes payable                                                                       561,525
  Capital leases - current portion                                                    131,629
                                                                                -------------
    Total Current Liabilities                                                       5,127,914
                                                                                -------------
    Total Liabilities                                                               5,127,914
                                                                                -------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock; $0.001 par value: 10,000,000 shares authorized; no shares issued and outstanding Common stock; $0.001 par value; 250,000,000 shares authorized; 4,983,718 shares issued and
    outstanding                                                                         4,984
  Additional paid-in capital                                                       16,951,090
  Accumulated deficit prior to the development stage                             (20,412,928)
  Accumulated deficit during the development stage                                (1,671,060)
                                                                                -------------
    Total Stockholders' Equity (Deficit)                                          (5,127,914)
                                                                                -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                        $          --
                                                                                =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          UNITED COMPANIES CORPORATION
                          (A Development Stage Company)
                      Consolidated Statements of Operations



                                                               From Inception of
                                                                the development
                                                                    Stage on
                                          For the Years Ended    January 1,2002
                                               December 31,         through
                                      --------------------------   December 31,
                                          2003           2002          2003
                                      -----------    -----------    ------------
SALES, NET                            $        --    $        --    $        --

EXPENSES

  Bad debt expense                        960,187        960,187
  General and administrative               52,726        557,925        610,651
                                      -----------    -----------    ------------
    Total Expenses                         52,726      1,518,112      1,570,838
                                      -----------    -----------    ------------
LOSS FROM OPERATIONS                      (52,726)    (1,518,112)    (1,570,838)
                                      -----------    -----------    ------------
OTHER INCOME (EXPENSES)
  Other income                              1,949          1,949
  Interest expense                        (56,152)       (59,727)      (115,879)
                                      -----------    -----------    ------------
    Total Other Income (Expense)          (56,152)       (57,778)      (113,930)
                                      -----------    -----------    ------------
LOSS BEFORE EXTRAORDINARY GAIN           (108,878)    (1,575,890)    (1,684,768)

EXTRAORDINARY GAIN                             --         33,708         33,708
                                      -----------    -----------    ------------
NET LOSS                              $  (108,878)   $(1,542,182)   $(1,651,060)
                                      ===========    ===========    ============
BASIC LOSS PER SHARE:

  Loss before extraordinary gain      $      (.03)         (0.53)
  Extraordinary gain                           --            .01
                                      -----------    -----------
  Basic loss per share                $      (.03)   $     (0.52)
                                      ===========    ===========
  Weighted average shares outstanding   3,763,139      2,958,666
                                      ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          UNITED COMPANIES CORPORATION
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)



                                      Preferred Stock                    Common Stock           Additional
                                --------------------------      --------------------------         Paid-in      Accumulated
                                    Shares          Amount          Shares          Amount         Capital          Deficit
                                ----------       ---------      ----------     -----------   -------------   --------------
Balance at January 1, 2002               -       $       -       2,958,718     $     2,959   $  16,885,563   $ (20,412,928)

May 30, 2002, preferred
  stock issued for cash
  at $4.00 per share                 5,000          20,000               -               -          20,000                -

Accretion of beneficial
  conversion feature of
  preferred stock to
  retained earnings                      -               -               -               -               -         (20,000)

Net loss for the year
  ended December 31, 2002                -               -               -               -               -      (1,542,182)
                                ----------       ---------      ----------     -----------   -------------   --------------
Balance, December 31, 2002           5,000          20,000       2,958,718           2,959      16,905,563     (21,975,110)

Recognition of common
  stock which was never
  returned                               -               -          25,000              25          12,475

Conversion of preferred
  shares                           (5,000)        (20,000)       2,000,000           2,000          18,000                -

Recapitalization (Note 1)                -               -               -               -             191                -

Cash contribution by Stockholder         -               -               -               -          14,861                -

Net loss for the year
  ended December 31, 2003                -               -               -               -               -        (108,878)
                                ----------       ---------      ----------     -----------   -------------   --------------
Balance, December 31, 2003               -       $       -       4,983,718     $     4,984   $  16,951,090   $ (22,083,988)
                                ==========       =========      ==========     ===========   =============   ==============

Accumulated deficit incurred prior to the development stage                                                  $ (20,412,928)
Accumulated deficit incurred during the development stage                                                       (1,671,060)
                                                                                                             --------------
Total Accumulated Deficit                                                                                    $ (22,083,988)
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



                                                    UNITED COMPANIES CORPORATION
                                                    (A Development Stage Company)
                                                Consolidated Statements of Cash Flows

                                                                                                  From Inception of
                                                                                                    the Development
                                                                                                           Stage on
                                                              For the Years Ended December 31,      January 1, 2002
                                                              --------------------------------              through
                                                                 2003                 2002        December 31, 2003
                                                              -----------          -----------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $  (108,878)         $(1,542,182)         $(1,651,060)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Gain on settlement of debt                                       --                (33,708)             (33,708)
    Income on equity warrant liability                               --                 (1,948)              (1,948)
    Bad debt expense                                                 --                960,187              960,187
    Imparement expense                                              2,902                 --                  2,902
    Common stock issued                                            12,500                 --                 12,500
  Change in operating asset and liability accounts:
    Increase in accounts payable                                   15,305               85,822              101,127
    Increase in accrued liabilities                                56,152                5,553               61,705
                                                              -----------          -----------    -----------------
      Net Cash Used by Operating Activities                       (22,019)            (526,276)            (548,295)
                                                              -----------          -----------    -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Repayment of notes receivable                                    --                300,000              300,000
                                                              -----------          -----------    -----------------
      Net Cash Provided by Investing Activities                      --                300,000              300,000
                                                              -----------          -----------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from the sale of preferred stock                        --                 20,000               20,000
    Contribution of capital by officer                             14,861                 --                 14,861
                                                              -----------          -----------    -----------------
      Net Cash Provided by Financing Activities                    14,861               20,000               34,861

NET DECREASE IN CASH                                               (7,158)            (206,276)            (213,434)

CASH AT BEGINNING OF PERIOD                                         7,158              213,434              213,434
                                                              -----------          -----------    -----------------
CASH AT END OF PERIOD                                         $      --            $     7,158          $      --
                                                              ===========          ===========    =================
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
    Accretion of beneficial conversion feature                $      --            $    20,000          $    20,000
    Common stock issued                                       $    12,500          $      --            $    12,500



                       The accompanying notes are an integral part of these consolidated financial statements.


                          United Companies Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2003, and 2002

NOTE 1 - NATURE OF ORGANIZATION

This summary of significant accounting policies of United Companies Corporation is presented to assist in understanding the Company's consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.

a.  Organization and Business Activities

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

On February 20, 2003, the shareholders of Avid voted upon, and approved a merger agreement by and among Avid, United and MCo. The merger agreement provided for the merger of Avid with and into Merger Co. Upon consummation of the merger, Merger Co. became the surviving entity and assumed all of Avid's assets and liabilities. At the time of the Merger, all shares of Avid common stock were automatically converted into shares of United common stock on a fifty for one basis. In addition, all shares of Avid convertible preferred stock were also converted into shares of United common stock on the same basis as if such shares of preferred stock had been converted into shares of Avid common stock prior to the Merger. (Each share of Avid convertible preferred stock was converted into 20,000 shares of Avid common stock, which was then converted into United common stock at the same fifty for one ratio.) The accounting for the merger is identical to that resulting from a reverse acquisition, except no goodwill or other intangible assets are recorded. Accordingly, these financial statements are the historical consolidated financial statements of Avid.

The merger agreement also required that all options outstanding under the Avid 2000 Stock Incentive Plan terminated effective as of the effective date of the Merger. All holders of Avid common stock purchase warrants received United common stock purchase warrants which represent the right to purchase one share of United common stock in exchange for fifty shares of Avid common stock at an identical exercise price per share.

The Company reentered the development stage effective January 1, 2002.

b.  Accounting Method

The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

                          United Companies Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2003, and 2002

NOTE 1 - NATURE OF ORGANIZATION (Continued)

c.  Cash and Cash Equivalents

         For the purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

d.  Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

e.  Basic Loss Per Share

         The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements. Fully diluted loss per share is not presented as any common stock equivalents are antidilutive in nature.

f.  Income Taxes

         Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax assets are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         Net deferred tax assets consist of the following components as of December 31, 2003 and 2002:

                                                  2003              2002
                                            -------------     ------------
         Deferred tax assets:
           NOL Carryover                    $   7,176,340        $     308
         Deferred tax liabilities:
           Valuation allowance                 (7,176,340)            (308)
                                            -------------     ------------
         Net deferred tax asset             $           -        $       -
                                            =============     ============



The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2003 and 2002 due to the following:

                                                  2003                2002
                                              -----------       ----------
        Book loss                             $   (42,240)      $   (2,198)
        Stock for service                           4,875                -
        Accrued interest                           21,899                -
        Valuation allowance                        15,466            2,198
                                              -----------       ----------
                                              $         -       $        -
                                              ===========       ==========

                          United Companies Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2003, and 2002


NOTE 1 - NATURE OF ORGANIZATION (Continued)

f.  Income Taxes (Continued)

At December 31, 2003, the Company had net operating loss carryforwards of approximately $18,470,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the December 31, 2003 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

g.  Recent Accounting Pronouncements

During the year ended December 31, 2003, the Company adopted the following accounting pronouncements which had no impact on the financial statements or results of operations:

SFAS No.  143, Accounting for Asset Retirement Obligations;

SFAS No. 145, Recision of FASB Statements 4, 44, and 64, amendment of Statement 13, and Technical Corrections;

SFAS No.  146, Accounting for Exit or Disposal Activities;

SFAS No.  147, Acquisitions of certain Financial Institutions; and

SFAS No.  148, Accounting for Stock Based Compensation.

SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities;

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

In addition, during the year ended December 31, 2003, FASB Interpretations No. 45 and No. 46, along with various Emerging Issues Task Force Consensuses (EITF) were issued and adopted by the Company and had no impact on its financial statements.

h.  Reclassification

Certain December 31, 2002 balances have been reclassified to conform with the December 31, 2003 financial statement presentation.

i.  Advertising Expense

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2003, and 2002, was $-0-, and $-0-, respectively.

j.  Principles of Consolidation

The consolidated financial statements presented include the accounts of United Companies Corporation, Merger Co, Inc., Avid Sportswear, Inc., and Vida, Inc. All significant intercompany accounts have been eliminated.

                          United Companies Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2003, and 2002

NOTE 1 - NATURE OF ORGANIZATION (Continued)

k.  Revenue Recognition

Prior to the discontinuation of operations in 2002 (See Note 7), the Company's revenue was created primarily from the sale of men's golf apparel and did include shipping and handling charges. Revenue was recognized when the product was shipped to the customer, the amount was determinable and collection was reasonably assured. The terms were customarily FOB origination. Product returns for the year ended December 31, 2002, were not significant. The Company has had no source of revenue since December 31, 2002. Additional revenue recognition policies will be determined when operations commence again.

l.  Stock Options

The Company applies Accounting Principles Board ("APB") Option 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

SFAS Statement No. 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation" requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No.
148. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

m.  Change in Accounting Principles

Effective December 31, 2001, the Company adopted the provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company's Own Stock". This issue provides that warrants to purchase common shares which are outstanding and for which the number of authorize but unissued shares is insufficient to satisfy the maximum number of shares that could be required upon the exercise of such warrants, then the contract is reclassified from equity to an asset or liability. The effect of the application of this pronouncement that requires asset or liability classification for those contracts that existed as of December 31, 2001, would be calculated as of December 31, 2001, and presented as of that date as a cumulative effect of a change in accounting principle. At December 31, 2001, $391,470 was reclassified from equity to a liability and mark-to-market adjustment of $389,522 was recorded as the cumulative effect of a change in accounting principle. The remaining equity warrant liability, of $1,948, was recorded as other income during the year ended December 31, 2002.

NOTE 2 - EQUITY TRANSACTIONS

On May 30, 2002, the Company sold 5,000 shares of its Series A preferred stock to 4 unrelated parties in exchange for $20,000. Each preferred shares is convertible, at the option of the holder, into 400 shares of common stock, and vest immediately upon issuance. The Company recorded a beneficial conversion feature (discount) of an additional $20,000 related to the issuance. This discount was immediately accreted to retained earnings, per the provisions of EITF 98-5, due to their immediate convertibility.

                          Untied Companies Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2003, and 2002

NOTE 2 - EQUITY TRANSACTIONS (Continued)

At the time of the Merger (See Note 1a), all shares of Avid common stock were automatically converted into shares of United common stock on a fifty for one basis. In addition, all shares of Avid convertible preferred stock were also converted into shares of United common stock on the same basis as if such shares of preferred stock had been converted into shares of Avid common stock prior to the Merger. (Each share of Avid convertible preferred stock was converted into 20,000 shares of Avid common stock, which was then converted into United common stock at the same fifty for one ratio.

Concurrent with the merger, the Company recognized the issuance of 25,000 shares as outstanding. These shares had never been returned to the transfer agent. The shares were valued at $0.01 per share.

NOTE 3 - NOTE PAYABLE

Notes payable consisted of the following at December 31, 2003:

                                                                    December 31,
                                                                           2003
                                                                    -----------
        Note payable to a shareholder dated December 1, 1999 as
          advanced, bearing interest at 10%, Principal and
          interest are due on demand and is secured by the
          personal guarantee of previous officers.                   $  561,525
                                                                    -----------
        Total notes payable                                             561,525
                                                                    -----------
        Less: current portion                                          (561,525)

        Total long-term debt                                           $      -
                                                                    ===========

NOTE 4 - CAPITAL LEASES

Prior to the Company's discontinuation of operations in 2002 (See Note 7), the Company had leased several large machines and various equipment. The Company defaulted on all of these capital leases during the year ended December 31, 2002. All of the leased assets were repossessed and then resold. The Company recorded the proceeds received from the repossession and sale of $7,077 as a loss on disposition of leased assets of $132,397 for the year ended December 31, 2002. The balance outstanding on these leases is $131,629.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2002, the Company engaged the services of an outside consultant to independently review all current year related party transactions. As a result of the review, it was determined that there was inadequate documentation to support the related parties' claim to funds owed by the Company. Further investigation of the related party receivables and repeated failed attempts to collect these amounts indicated that the net amount due from related parties, of $334,847, was uncollectible and was, therefore, expensed as a bad debt.

                          Untied Companies Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2003, and 2002

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

Effective January 31, 2001, the president of the subsidiary forfeited all 24,000 shares of common stock granted to him on January 17, 2000, pursuant to the amendment to the president's Employment Agreement. As of the date of the merger, the shares have not yet been physically returned to the Company, accordingly these shares have been presented as issued and outstanding.

During 2003 an officer of the Company paid $14,861 of expenses for the Company and contributed this amount to capital.

NOTE 6 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the relation of assets and liquidation of liabilities in the normal course of business. However, the Company has current liabilities in excess of current assets of $5,127,194 and has generated significant losses for the years ended December 31, 2003, and 2002. Additionally, the Company reentered the development stage on January 1, 2002, as all operations have been discontinued.

In March, 2004, the Company entered into a Stock Purchase Agreement (Agreement) by and among United Companies Corporation (United), Merger Co. (Merger), a wholly owned subsidiary of United and Gateway Connections Limited (Gateway), an international business company formed under the laws of Belize. The Agreement provides that United will sell all of the authorized and outstanding common stock of Merger to Gateway in exchange for Gateway's assumption of all of the liabilities of Merger.

Merger is the sole owner of Avid Sportswear. At the date of the Agreement, Merger had no assets and approximately $4,915,000 of liabilities associated with it.

Concurrent with the Stock Purchase Agreement, United entered into a Share Exchange Agreement with Trebor Industries, Inc. dba Brownies Third Lung, (Brownies) a Florida Corporation. The Share Exchange Agreement provides that United will issue 95,000,000 shares of common stock in exchange for 100% of the outstanding common stock of Brownies. This exchange will result in control of United being transferred to the shareholders of Brownies.

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

NOTE 7 - DISCONTINUED OPERATIONS

Effective November 30, 2002, the Company ceased all operations relating to the manufacture and sale of golf wear related products. This discontinuation of operations included all operations of the Company and its subsidiaries. The financial statements have been retroactively restated to reflect this event. No tax benefit has been attributed to the discontinued operations.

                          United Companies Corporation
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                           December 31, 2003, and 2002

NOTE 7 - DISCONTINUED OPERATIONS (Continued)

As a result of the discontinuation of operations and as discussed in Note 4, the Company defaulted on all three of its outstanding capital leases. All of the leased assets were repossessed and then resold by the leasing companies. The Company received $7,077 from the proceeds of the sale. The remaining book value of the leased assets, of $132,397, was written off as a loss on disposition of leased assets of $132,397. The Company then sold all of its remaining fixed assets, which had a net book value, as of the disposal date, of $710,635, for $44,025 and recorded a loss on sale of fixed assets of $666,610.

The Company has also written off all unamortized goodwill, and an impairment loss of $1,898,520 has been recognized for the year ended December 31, 2001.

NOTE 8 - WARRANTS

A summary of the Company's outstanding warrants and weighted average assumptions used for grants as of December 31, 2002 is presented below:

                                               Vesting   Exercise     Exercise
Description              Date of Grant    Requirements     Number        Price
---------------------    -------------    ------------   --------     --------
1) May Davis Group            12/29/00     Immediately         33     $  17.50
2) Persia Consulting          12/29/00     Immediately          6     $  17.50
3) J. McKee                   12/31/99     Immediately          5     $  75.00
4) D. Paetz                   12/31/99     Immediately          2     $  25.00
5) Tarpon Scurry              01/08/99     Immediately                $   0.50
                                                         --------
                                                           48,494
                                                         ========


NOTE 9 - SUBSEQUENT EVENTS

In March, 2004, the Company entered into a Stock Purchase Agreement (Agreement) by and among United Companies Corporation (United), Merger Co. (Merger), a wholly owned subsidiary of United and Gateway Connections Limited (Gateway), an international business company formed under the laws of Belize. The Agreement provides that United will sell all of the authorized and outstanding common stock of Merger to Gateway in exchange for Gateway's assumption of all of the liabilities of Merger.

Merger is the sole owner of Avid Sportswear. At the date of the Agreement, Merger had approximately $4,915,000 of liabilities associated with it.

Concurrent with the Stock Purchase Agreement, United entered into a Share Exchange Agreement with Trebor Industries, Inc. dba Brownies Third Lung, (Brownies) a Florida Corporation. The Share Exchange Agreement provides that United will issue 95,000,000 shares of common stock in exchange for 100% of the outstanding common stock of Brownies. This exchange will result in control of United being transferred to the shareholders of Brownies.

The Stock Purchase Agreement transaction will be accounted for as a reverse merger.

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 1B(A) OF THE EXCHANGE ACT

         Information concerning our current executive officers and directors is set forth in the following table:

Name:                            Age:        Position:
-------------------             -------      --------------------------------
Michelle Mathis                   46         Acting Chief Executive Officer,
                                             Acting Chief Financial Officer
                                             and Director

Robert M. Carmichael              42         Executive Vice-President and
                                             Chief Operating Officer


         Michelle Mathis. Ms. Mathis is a strategic business attorney with over fifteen years experience in the legal profession. From July 15, 2002, Ms. Mathis has served as President/CEO of Motorcars Auto Group Incorporated. Ms. Mathis has served as In-House Counsel and Director of Legal Affairs for several privately-held corporations. In addition, Ms. Mathis has served in an advisory capacity in the governmental federal corporate restructuring of savings and loans.

         Robert M. Carmichael. Since March 23, 2004, Mr. Carmichael has served as United's Executive Vice-President and Chief Operating Officer. Mr. Carmichael has operated Trebor Industries, Inc. as its President since 1986. He is the holder or co-holder of numerous patents that are used by Trebor Industries, Inc. and several other major players in the diving industry.


ITEM 10.  EXECUTIVE COMPENSATION

         The following table provides information about the compensation paid by United to its Chief Executive Officer and all other current executive officers who were serving as executive officers at the end of 2003, 2002 and 2001 and who received in excess of $100,000:


                                        Annual Compensation                     Long-Term Compensation
                                        --------------------   ---------------------------------------------------------
                                                                               Restricted    Securities
                                                               Other Annual       Stock      Underlying      All Other
                                         Salary      Bonus     Compensation     Award(s)       Options     Compensation
Name and Principal Position(s)  Year       ($)        ($)          ($)             ($)          (#s)            ($)
------------------------------  -----   --------    -------    -------------   ----------    -----------   -------------
Frank Jakovac(1)                 2003     $   --          --             --             --            --              --
President, Chief Executive       2002     $   --          --             --             --            --              --
Officer and Director             2001   $ 72,917          --             --             --            --              --



Earl T. Ingarfield(2)            2003        N/A         N/A            N/A            N/A           N/A             N/A
Former Chief Executive Officer,  2002        N/A         N/A            N/A            N/A           N/A             N/A
President and Chairman of the    2001   $216,667          --             --             --            --              --
Board of Directors



Barnum Mow(3)                    2003        N/A         N/A            N/A            N/A           N/A             N/A
Former President of Avid         2002        N/A         N/A            N/A            N/A           N/A             N/A
Sportswear, Inc.                 2001   $152,692          --             --             --            --              --



                                        Annual Compensation                     Long-Term Compensation
                                        --------------------   ---------------------------------------------------------
                                                                               Restricted    Securities
                                                               Other Annual       Stock      Underlying      All Other
                                         Salary      Bonus     Compensation     Award(s)       Options     Compensation
Name and Principal Position(s)  Year       ($)        ($)          ($)             ($)          (#s)            ($)
------------------------------  -----   --------    -------    -------------   ----------    -----------   -------------

David Roderick, Executive        2003        N/A         N/A            N/A            N/A           N/A             N/A
Former Vice-President of         2002        N/A         N/A            N/A            N/A           N/A             N/A
Merchandising and Design of      2001    $82,958          --             --             --            --              --
Avid Sportswear, Inc.


------------------

(1) Mr. Jakovac became President, Chief Executive Officer and a Director of Avid in June 2001.

(2) Mr. Ingarfield became Chief Executive Officer, President and Chairman of the Board of Directors of Avid in June, 1998. On September 24, 2001, Mr. Ingarfield resigned as Chief Executive Officer and Chairman of the Board of Directors of Avid.

(3) Mr. Mow became Chief Executive Officer and President of Avid's wholly-owned subsidiary on September 17, 1999. On May 17, 2001, Mr. Mow resigned as Chief Executive Officer and President of Avid's wholly-owned subsidiary and as a Director of Avid.


Employment Agreements

         On June 25, 2001, Avid entered into a three-year employment agreement with Frank J. Jakovac, to act as President and Chief Executive Officer. The base salary for services was $127,500 per year, payable in semi-monthly installments through September 25, 2001. After September 25, 2001, base salary was $255,000 per year, payable in semi-monthly installments. An initial bonus of 1,250,000 shares of common stock at $0.01 per share vested immediately, and $25,000 to be paid upon signing new business equaling or greater than $1,000,000 of new revenue. Mr. Jakovac was granted and fully vested in 5% of the Company's total shares of issued stock. Avid was unable to honor its obligations under this employment agreement and as a result, Avid and Mr. Jakovac mutually agreed to terminate the agreement as of December 1, 2001. Mr. Jakovac received no shares of common stock or options pursuant to the employment agreement.


United's 2004 Stock Incentive Plan

         On February 3, 2004, United adopted its 2004 Stock Incentive Plan, under which the Company's key employees, consultants, independent contractors, officers and directors are eligible to receive grants of stock or stock options. It is presently administered by the Board of Directors. Subject to the provisions of the incentive plan, the Board of Directors has full and final authority to select the individuals to whom options will be granted, to grant the options and determine the terms and conditions and the number of shares issued pursuant thereto.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Beneficial Owners

         As of April 1, 2004, other than the directors and executive officers identified in the table under "Principal Shareholders" section below, no person owned beneficially more than five percent (5%) of our common stock.

Directors And Executive Officers Of Avid

         The following table shows the amount of our capital stock beneficially owned by our directors, the executive officers and by all directors and executive officers as a group as of June 30, 2003. Unless otherwise indicated, beneficial ownership is direct and the person indicated has sole voting and investment power. As of June 30, 2003, we had 148,933,309 shares of common stock outstanding.

                                                     Beneficially   Percent of
Name and Address                                     Owned Shares     Class(1)
------------------------                             ------------   ----------
Robert M. Carmichael                                   95,000,000        86.77%
940 N. W. 1st Street
Fort Lauderdale, Florida

Michelle Mathis                                                 0         0.0%
940 N. W. 1st Street
Fort Lauderdale, Florida

All officers and directors as a group (2 persons)      95,000,000        86.77%



----------------------

*        Less than 1%.

(1) Applicable percentage of ownership is based on 109,483,718 shares of common stock outstanding, together with applicable options for each shareholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of April 1, 2004 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On June 18, 2002, United entered into a Merger Agreement with Avid Sportswear & Golf Corp. and Merger Co., a wholly-owned subsidiary of United Companies.

         Upon the consummation of the merger, Avid was merged with and into Merger Co., as a result of which Merger Co. was the surviving entity and assumed all of Avid's assets and liabilities.

         On the effective date of the merger, the rights of holders of United and Avid securities WERE affected as follows:

         (a) Avid common shareholders RECEIVED one (1) share of United common stock in exchange for fifty (50) shares of Avid common stock owned; as a result, Avid common shareholders' rights as Avid shareholders terminated and were replaced by their ownership of United common stock.

         (b) Avid Series A Convertible Preferred Stock was converted into shares of United common stock on the same basis as if such shares of preferred stock had been converted into shares of Avid common stock prior to the merger. Each share of Avid Series A Convertible Preferred Stock was convertible into 20,000 shares of Avid common stock and was converted into United common stock in the same fifty (50) for one (1) ratio as if such shares of Avid Series A Convertible Preferred Stock had been converted into Avid common stock prior to the merger.

         (c) Options outstanding under the Avid 2000 Stock Incentive Plan terminated effective as of the effective date of the merger.

         (d) The holders of Avid common stock purchase warrants which represent the right to purchase up to 2,424,714 shares of Avid common stock at exercise prices ranging from $0.01 to $1.50, received in exchange therefore United common stock purchase warrants which represent the right to purchase one (1) share of United Companies common stock in exchange for fifty (50) shares of Avid common stock at an identical exercise price per share.

         (e) All securities of United outstanding prior to the effective time of the merger remained outstanding after the effective time of the merger.

         As a result of the merger, Avid was merged with and into Merger Co. Merger Co. was the surviving corporation of the merger, and all rights, powers, duties and obligations of Avid prior to the merger were assumed by Merger Co. after the merger. Avid's creditors prior to the merger shall become creditors of Merger Co. after the merger. Merger Co. is a corporation, which was formed for the purpose of the merger and has engaged in no substantial business operations.

         Mr. Frank Jakovac, our Chief Executive Officer and a former Director of Avid, was the Chief Executive Officer, President, sole Director and sole shareholder of United Companies.

         Effective March 23, 2004, United sold all of its ownership interest in its wholly-owned subsidiary, merger Co., to Gateway Connections Limited, an international business company formed under the laws of Belize.


ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

         (a)      Exhibits.


Exhibit No.         Description                                          Location
-----------         --------------------------------------------------   -------------------------------------------------
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

3.04                Bylaws                                               Incorporated by reference to Exhibit 3.04 to the
                                                                         Registration Statement on Form 10-SB

4.01                2004 Stock Incentive Plan                            Incorporated by reference to Exhibit 99.1 to the
                                                                         Registration Statement on Form S-8 filed
                                                                         February 4, 2004

10.1                Share Exchange Agreement, dated March 23, 2004 by    Incorporated by reference to Exhibit 16.1 to
                    and among United, Trebor Industries, Inc. and        Current Report on From 8-K filed April 9, 2004
                    Robert Carmichael

         (b)      Reports on Form 8-K.

         None.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

                                                For the Years Ended
                                                    December 31,
                                              -----------------------
                                                2003           2002
                                                ----           ----

Audit Fees and Audit Related Fees             $10,700        $16,000
Tax Fees                                      $   700        $    --
All Other Fees                                $ 2,500        $25,000

                                   SIGNATURES

         In accordance with the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    April 14, 2004               UNITED COMPANY CORPORATION

                                      By:      /s/ Michelle Mathis
                                        --------------------------------------
                                      Name:  Michelle Mathis
                                      Title: Acting Chief Executive Officer,
                                             Acting Chief Financial Officer,
                                             Acting Principal Accounting Officer
                                             and Director