Form 10QSB
period 2004-03-31
UNITED COMPANIES CORP
filed 2004-05-24
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(MARK ONE)

     |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2004

     |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                          Commission File No. 000-28321

                          UNITED COMPANIES CORPORATION
                 (Name of Small Business Issuer in Its Charter)

                             Nevada                                                       88-0374969
 (State or Other Jurisdiction of Incorporation or Organization)              (I.R.S. Employer Identification No.)

         940 N.W. 1st Street, Fort Lauderdale, Florida                                       33311
         ---------------------------------------------                                       -----
           (Address of Principal Executive Offices)                                        (Zip Code)

                                 (954) 462-5570
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                          AVID SPORTSWEAR & GOLF CORP.
                                  (Former Name)



      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      There were 109,483,718 shares of common stock outstanding as of May 19, 2004.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

Financial Information

                         UNITED COMPANIRES CORPORATION
                             CONDENSED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)

                                     ASSETS

Current assets
          Cash                                                     $      8,599
          Accounts receivable, net                                       35,488
          Inventory                                                     384,552
          Due from related parties                                        5,961
                                                                   ------------
                    Total current assets                                434,600

Fixed assets, net                                                        86,144

Other assets                                                              6,902
                                                                   ------------

Total assets                                                       $    527,646
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
          Accounts payable and accrued liabilities                 $    612,074
          Due to related parties                                        742,354
          Billings in excess of costs and estimated
               earnings on uncompleted contracts                          5,000
          Customer deposits                                             209,646
          Other liabilities                                              39,258
          Loans payable - current portion                                16,431
          Capital lease obligation                                        2,791
                                                                   ------------
                    Total current liabilities                         1,627,554

Long-term liabilities
          Loan payable - long-term portion                               49,141
                                                                   ------------

Total liabilities                                                     1,676,695

Commitments and contingencies                                                --

Stockholders' deficit
          Preferred stock; $0.001 par value; 10,000,000 shares authorized no shares issued and outstanding

          Common stock; $0.001 par value; 250,000,000
               shares authorized 109,483,718
               shares issued and outstanding                            109,483
          Additional paid-in capital                                     27,239
          Accumulated deficit                                        (1,285,771)
                                                                   ------------
                    Total stockholders' deficit                      (1,149,049)
                                                                   ------------

Total liabilities and stockholders deficit                         $   5 27,646
                                                                   ============

                 See Accompanying Notes to Financial Statements

                          UNITED COMPANIES CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   Three Months Ended March 31,
                                                 ------------------------------
                                                     2004              2003
                                                 ------------      ------------

Revenues                                         $    446,259      $    446,370

Cost of revenues                                      361,690           368,544
                                                 ------------      ------------
  Gross profit                                         84,569            77,826

Operating expenses
  Research and development costs                       15,361            14,143
  Selling, general and administrative                 232,566           163,697
                                                 ------------      ------------
    Total operating expenses                          247,927           177,840
                                                 ------------      ------------

  Loss from operations                               (163,358)         (100,014)

Other expenses
  Other expense                                        (3,113)             (147)
  Interest expense                                    (19,631)           (9,689)
                                                 ------------      ------------
    Total other expenses                              (22,744)           (9,836)

Net loss                                         $   (186,102)     $   (109,850)
                                                 ============      ============

Basic loss per common share                      $      (0.02)     $    (291.38)
                                                 ============      ============
Diluted loss per common share                    $      (0.02)     $    (291.38)
                                                 ============      ============

Basic and diluted weighted average common
    shares outstanding                             10,828,061               377
                                                 ============      ============

                 See Accompanying Notes to Financial Statements

                          UNITED COMPANIES CORPORATION
                  CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

                                                 Common Stock                                                            Total
                                          -------------------------     Additional       Treasury      Accumulated   Stockholders'
                                             Shares         Amount    Paid-in Capital      Stock         Deficit        Deficit
                                          -------------------------  -----------------  ----------    ------------   -------------
Balance, December 31, 2003                         377     $     --     $  365,846      $  (4,800)     $(1,099,669)   $   (738,623)

Issuance of common stock for
Acquisition
of United Companies Corporation            109,483,341      109,483       (333,807)            --               --        (224,324)

Cancellation of treasury stock                      --           --         (4,800)         4,800               --              --

Net loss                                            --           --             --             --         (186,102)       (186,102)
                                           -----------     --------     ----------      ---------      -----------    ------------
Balance, March 31, 2004 (Unaudited)        109,483,718     $109,483     $   27,239      $      --      $(1,285,771    $ (1,149,049)
                                           ===========     ========     ==========      =========      ===========    ============

                 See Accompanying Notes to Financial Statements

                           UNITED COMPANIES COPORATION
                       CONSENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Three months ended March 31,
                                                           ----------------------------
                                                               2004            2003
                                                           ------------    ------------

Cash flows from operating activities:
  Net income (loss)                                         $  (186,102)    $(109,850)
  Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Depreciation                                                 10,170         7,276
  Changes in operating assets and liabilities:
    Change in accounts receivable, net                           16,112       (26,839)
    Change in inventory                                         (51,213)        1,921
    Change in bank overdraft                                    (26,299)       48,046
    Change in accounts payable and accrued liabilities           56,470        46,775
    Change in customer deposits                                 200,726            --
    Change in billings in excess of cost and estimated
      earnings on uncompleted contracts                              --        55,105
    Change in other liabilities                                  (5,104)      (14,242)
                                                            -----------     ---------
      Net cash provided by operating activities                  14,760         8,192

Cash flows from investing activities:
    Change in due from related party                             (5,961)           --
    Purchase of fixed assets                                     (2,013)           --
                                                            -----------     ---------
      Net cash used by investing activities                      (7,974)           --

Cash flows from financing activities:
    Change in due to related parties                             10,424         4,484
    Proceeds from borrowings on loans payable                        --            --
    Principal payments on loans payable                          (3,768)       (4,170)
    Principal payments on capital lease obligations              (4,843)       (8,506)
                                                            -----------     ---------
      Net cash provided (used) by financing activities            1,813        (8,192)
                                                            -----------     ---------

Net change in cash                                                8,599            --

Cash, beginning of period                                            --            --
                                                            -----------     ---------

Cash, end of period                                         $     8,599     $      --
                                                            ===========     =========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                    $     1,202     $   4,713
                                                            ===========     =========
Supplemental disclosure of non-cash financing activities
  Accounts payable and accrued liabilties assumed through
    acquistion of United Companies Corporation              $   224,324     $      --
                                                            ===========     =========

                 See Accompanying Notes to Financial Statements

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business - United Companies Corporation (hereinafter referred to as the "Company") designs, tests, manufactures and distributes recreational hookah diving, and yacht based scuba air compressor and Nitrox Generation Systems from its factory in Ft. Lauderdale, Florida. The Company also designs, develops and produces a line of scuba and water safety products targeted at the public safety diver and recreational boating markets.

History - United Companies Corporation ("UCC") was incorporated under the laws of Nevada on November 26,2001 with authorized common stock of 250,000,000 shares with a par value of $0.001 and preferred stock of 10,000,000 shares with a par value of $0.001. The terms of the preferred includes conversion rights, at the option of the stockholder of 400 shares of common stock for each share of preferred stock.

On March 23, 2004, UCC consummated an agreement to acquire all of the outstanding capital stock of Trebor Industries, Inc., dba Brownies Third Lung, in exchange for 95,000,000 shares of the Company's common stock ("UCC Transaction"). Prior to the UCC Transaction, UCC was a non-operating public shell company with no operations, nominal assets, accrued liabilities totaling $224,324 and 14,483,718 shares of common stock issued and outstanding; and Trebor Industries, Inc. dba Brownies Third Lung was a manufacturer and distributor of hookah diving, and yacht based scuba air compressor and Nitrox Generation Systems from its factor in Ft. Lauderdale, Florida. The UCC Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the UCC Transaction is equivalent to the issuance of stock by Trebor Industries, Inc., dba Brownies Third Lung. for the net monetary assets of a non-operational public shell company (UCC), accompanied by a recapitalization. UCC issued 95,000,000 shares of its common stock for all of the issued and outstanding common stock of Trebor Industries, Inc. dba Brownies Third Lung. The accounting for the UCC Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets will not be recorded. Accordingly, these financial statements are the historical financial statements of Trebor Industries, Inc. dba Brownies Third Lung. Trebor Industries, Inc. dba Brownies Third Lung was incorporated in September 17, 1981. Therefore, these financial statements reflect activities from September 17, 1981 (Date of Inception for Trebor Industries, Inc. dba Brownies Third Lung) and forward.

Going concern -- The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of approximately $186,000 for the three months ended March 31, 2004. The Company's current liabilities exceed its current assets by approximately $1,193,000 as of March 31, 2004.

These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to introduce their product line into two previously non-traditional outlets through major retailers. Concurrently, the Company plans to introduce web-based training related to the Hooka diving systems, which should broaden the potential market. The Company will also seek additional sources of capital through the issuance of debt and equity financing, but there can be no assurnace that the Company will be successful in accomplishing its objectives.

Definition of fiscal year - The Company's fiscal year end is December 31.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Inventory - Inventory is stated at the lower of cost or market. Cost is principally determined by using the average cost method. Inventory consists of raw materials as well as finished goods held for sale. The Company's management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required.

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

Fixed assets - Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which is primarily 3 to 5 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Revenue recognition - Revenues from product sales are recognized when the Company's products are shipped. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost of each contract. This method is used because management considers the percentage of cost incurred to date to estimated total cost to be the best available measure of progress on the contracts.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Change in job performance, job conditions, and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts", represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts", represents billings in excess of revenues recognized. Claims are included in revenues when realization is probable and the amount can be reliably estimated.

Revenue and costs incurred for time and material projects are recognized currently as the work is performed.

Product development costs - Product development expenditures are charged to expenses as incurred.

Advertising and marketing costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Advertising expenses incurred for the three months ended March 31, 2004 and 2003, were approximately $12,200 and $7,300, respectively.

Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

As of March 31, 2004, the Company has available net operating loss carryforwards that will expire in various periods through 2024. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

Comprehensive   income   (loss)  -  The  Company  has  no  components  of  other
comprehensive income. Accordingly, net loss equals comprehensive loss for all periods.

Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies Statements of Financial Accounting Standards ("SFAS") No. 123 Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

The Company issued no stock, neither granted warrants nor options, to employees for compensation for the three months March 31, 2004 and 2003.

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

Fair value of financial instruments - The carrying amounts and estimated fair values of the Company's financial instruments approximate their fair value due to the short-term nature.

Earnings (loss) per common share - Basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings
(loss) per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

New accounting pronouncements - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. They also issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets, and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in August and October 2001, respectively.

SFAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS 141 supersedes APB Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001.

SFAS No. 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets. Effective January 1, 2002, the Company adopted SFAS 142 and is evaluating the effect that such adoption may have on its results of operations and financial position. The Company expects that the provisions of SFAS 142 will not have a material impact on its results of operations and financial position upon adoption.

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

New accounting pronouncements (continued) - SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. Management has yet to determine the impact that the adoption of SFAS No. 143 will have on the Company's financial statements.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company adopted SFAS No. 144 effective January 1, 2002 and does not expect that the adoption will have a material impact on its results of operations and financial position.

Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. It is effective immediately for variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities acquired before February 1, 2003. The impact of adoption of this statement is not expected to be significant.

SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, amends and clarifies accounting for derivative instruments under SFAS No. 133. It is effective for contracts entered into after June 30, 2003. The impact of adoption of this statement is not expected to be significant.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The impact of adoption of this statement is not expected to be significant.

2. INVENTORY

Inventory consists of the following as of March 31, 2004:

                       Raw materials                     $ 237,269
                       Work in process                          --
                       Finished goods                      147,283
                                                         ---------
                                                         $ 384,552
                                                         =========

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

3. FIXED ASSETS

Fixed assets consist of the following as of March 31, 2004:

                     Furniture and equipment            $   231,205
                     Leasehold improvements                  43,958
                                                        -----------
                                                            275,163
                     Less: accumulated depreciation         189,019
                                                        -----------

                                                        $    86,144
                                                        ===========

4. RELATED PARTY TRANSACTIONS

Due from related party - Due from related party consists of a loan to an entity owned by the Company's Chief Executive Officer, unsecured, bearing no interest, and due on demand.

Due to related parties - Due to related parties consist of the following as of March 31, 2004:

      Loan from the Company's Chief Executive Officer, unsecured,
       bearing interest at 10% per annum, and due on demand           $  515,224

      Loan from an entity owned by the Company's Chief Executive
       Officer, unsecured, bearing interest at 10% per annum, and due on demand 199,743

      Loan from the Company's Chief Executive Officer, unsecured, bearing interest at 10% per annum, principal- only payments
       of $5,000 per month, and due on demand                             27,387
                                                                      ----------

                                                                     $   742,354
                                                                     ===========

Revenues - The Company sells products to an entity owned by the Company's Chief Executive Officer. Revenues earned from the entity for the nine months ended March 31, 2004 and 2003 were approximately $196,000 and $111,000 respectively.

Royalties- During January 2004 the Company entered into various Non-Exclusive License Agreements with entities owned by the Company's Chief Executive Officer to license patents of products owned by the entities. Based on the Agreements, the Company will pay the entities from $1.00 to $50.00 per licensed products sold, with rates increasing 5% annually.

During January 2004, the Company entered into an Exclusive License Agreement with an entity owned by the Company's Chief Executive Officer to license the trademark "Brownies Third Lung". Under the Agreement the Company will make quarterly payments totaling the greater of $15,000 or 2.5% of gross revenues.

During January 2004, the Company entered into two Exclusive License Agreement with an entity owned by the Company's Chief Executive Officer to license the various Tankfill and Public Safety trademarks. Under the Agreements the Company is required to pay the entity 1% of gross revenues for total related licensed products sold.

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

4. RELATED PARTY TRANSACTIONS (continued)

Royalties (continued) - During January 2004 the Company entered into a Non-Exclusive License Agreements with an entity owned by the Company's Chief Executive Officer to license a trademark of products owned by the entity. Based on the Agreements, the Company will pay the entity $0.25 per licensed products sold, with rates increasing $0.05 annually.

For the three months ended March 31, 2004, total royalty expense for the above agreements approximated $18,000.

5. BILLINGS IN EXCESS OF COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Billings in excess of costs and estimated earnings on uncompleted contracts consist of the following as of March 31, 2004:

      Costs incurred on uncompleted contracts                 $   147,241
      Estimated earnings                                           37,567
                                                              -----------
                                                                  184,808
      Less: billings to date                                      189,808
                                                              -----------

      Billings in excess of cost and estimated earnings on
        uncompletedcontracts                                  $    (5,000)
                                                              ===========

6. OTHER LIABILITIES

Other liabilities totaling $39,258 as of March 31, 2004 consist of various settlements with government agencies for payment of taxes and penalties. Under the settlement agreements, the Company is required to make monthly payments ranging from $500 to $1,501. The liabilities are unsecured and payments continue until paid in full. Further, the liabilities bear interest ranging from 0% to 7%.

7. LOANS PAYABLE

Loans payable consists of the following as of September 31, 2004:

Promissory note payable secured by a vehicle of the Company, bearing interest at 10.16%, due in monthlyprincipal and
  interest payments of  $553, due August 2007                         $   19,872

Promissory note payable secured by a vehicle of the Company, bearing no interest, due in monthly principal and interest
  payments of $349, which matures November 2008                           19,542

Promissory note payable secured by a vehicle of the Company, bearing interest at 7.47%, due in monthly principal and interest
  payments of $513, which matures October 2008                            24,158

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

7. LOANS PAYABLE (continued)

Promissory note payable to an individual, unsecured, bearing no interest, payable in monthly installments of $500, which matured January 2003.
  the Company began making variable payments in accordance with ongoing negotiations with the individual As of December 31, 2002, the Company
  was in default, subsequently during 2003                                 2,000
                                                                        --------

                                                                          65,572
Less amounts due within one year:                                         16,431

Long-term portion of loan payable                                       $ 49,141
                                                                        ========

As of March 31, 2004, principal payments on the notes payable are as follows:

      April 1, 2004 through December 31, 2004              $    14,735
      2005                                                      16,980
      2006                                                      16,980
      2007                                                      11,967
      2008                                                       4,910
                                                           -----------

                                                           $    65,572
                                                           ===========

8. CAPITAL LEASE OBLIGATION

The Company is obligated under a capital lease for computer equipment. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. Capital lease obligations totaling $2,793 require minimum monthly lease payments of $1,372 with an interest rate of 12.3%. The future minimum lease payments required under the capital lease obligation as of March 31, 2004, are as follows:

      April 1, 2004 through May 31, 2004                   $     2,846
      Less: amount representing interest                            53
                                                           -----------

      Present value of minimum lease payments              $     2,793
                                                           ===========

9. COMMITMENTS AND CONTINGENCIES

Lease Agreement - The Company operates from a leased facility under a non-cancelable operating lease. The lease calls for an annual base rent of approximately $115,000 with a 10% increase every 5 years. For the three months ended March 31, 2004 and 2003, total rent expense for the leased facilities approximated $30,500 and $22,300, respectively.

Future minimum lease payments required under such operating leases as of March 31, 2004, are as follows:

      April 1 through December 31, 2004                    $    86,250
      2005                                                     115,000
      2006                                                     115,000
      2007                                                     115,000
      2008                                                     115,000
      Thereafter                                               555,833
                                                           -----------
                                                           $ 1,102,083
                                                           ===========

10. Subsequent Events

Standby Equity Distribution Agreement -- In April 2004, the Company entered into a Standby Equity Distribution Agreement ("Distribution Agreement") with Cornell Capital Partners, LP ("Cornell"). The Distribution Agreement entitles the Company to draw funds up to $5,000,000 from issuance of its common stock for an amount equal to 95% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market 5 days immediately following the advance notice date, expiring April 2006, subject to certain terms and conditions. Cornell Capital Partners will retain 5% of each advance under the Distribution Agreement. Furthermore, the Company is required to file a registration statement on Form SB-2 with the Securities and Exchange Commission for the registration of common stock for future issuance related to the Credit Agreement.

Secured Convertible Debenture -- In April 2004, the Company issued a Secured Convertible Debenture to Cornell secured by the Company's assets. Upon closing, the Company received $250,000 and will receive an additional $125,000 upon filing the Form SB-2 with the Securities and Exchange Commission. The balance bears an interest rate of 5.0%, with principal and interest automatically converting to shares of the Company's common stock in March 2006. Cornell has the option of converting this loan to common stock, at the lower of a) sixteen cents ($0.16), or b) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS

Introductory Statements

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

      Since April 16, 2004, Mr. Carmichael has served as President, Acting Principal Accounting Officer and Acting Chief Financial Officer of the Company. From March 23, 2004 to April 26, 2004, Mr. Carmichael served as United's Executive Vice-President and Chief Operating Officer. Mr. Carmichael has operated Trebor Industries, Inc. as its President since 1986. He is the holder or co-holder of numerous patents that are used by Trebor Industries, Inc. and several other major players in the diving industry. Prior to the share exchange transaction with Trebor, United had no on-going operations. United had been seeking potential operating businesses and business opportunities, with the intent to acquire or merge with such businesses.

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

Financial Performance

      United has historically lost money. For the three months ended March 31, 2004, United sustained losses of $186,102, which includes United's wholly-owned subsidiary Trebor Industries, Inc. acquired by share exchange on March 23, 2004. For the year ended December 31, 2003, United sustained losses of $187,069. The Company's independent auditors have noted that United does not have significant cash or other material assets to cover its operating costs and to continue as a going concern. Accordingly, United will experience significant liquidity and cash flow problems if it is not able to raise additional capital as needed and on acceptable terms.

Results Of Operations For The Three Months Ended March 31, 2004, As Compared To The Three Months Ended March 31, 2003

      The following discussion of United's results of operations compares United's first quarter 2004 operations activities, which includes the results of operations for United's wholly-owned subsidiary Trebor Industries, Inc., d/b/a Brownies Third Lung. The comparable figures for the first quarter 2003 are the results of operation of Trebor Industries, Inc., as United had no operation for such period.

      Revenues. For the three months ended March 31, 2004, we had revenues of $446,259, as compared to revenues of $446,370, a decrease of $111 or less than 1%. Our revenue for the three months ended March 31, 2004 consisted of the sales from our three (3) general lines of business: Brownie's Hookah, our Surface Supplied recreational diving products, Brownie's Tankfill, our yacht-based high pressure gas systems, and Brownie's Public Safety Diving, professional water safety equipment for governments, municipalities, and in-water/near-water business operations. The revenue amounts were $273,429, $166,623 and $6,207 respectively.

      Cost of Revenues. For the three months ended March 31, 2004, we had cost of revenues of $361,690, as compared with cost of revenues of $368,544 for the three months ended March 31, 2003, a decrease of $6,854 or 1.9%. This decrease is primarily attributable to decreased cost of components used in the assembly of our Hookah and Tankfill division products.

      Operating Expense. For the three months ended March 31, 2004, we had total operating expenses of $247,927, as compared to total operating expenses of $177,840 for the three months ended March 31, 2003, an increase of $70,087 or 39.4%. This increase was primarily attributable to increased selling, general and administrative expenses of $68,869 in connection with the addition of marketing support, sales and administrative personnel. Additionally, significant costs were incurred for consulting and legal fees associated with the share exchange transaction between United and Trebor Industries, Inc., which was consummated on March 23, 2004.

      Interest Expense. For the three months ended March 31, 2004, we had interest expense of $19,631, as compared to 9,689 for the three months ended March 31, 2003, an increase of $9,942 or 102.6%. This increase is primarily attributable to the interest on loans from Trebor's shareholder which were made subsequent to March 31, 2003.

      Net Loss. For the three months ended March 31, 2004, we had a net loss of $186,102, as compared to $109,850 for the three months ended March 31, 2003, an increase of $76,252 or 69.4%.

      As of March 31, 2004, we had cash and current assets of $434,600. As of March 31, 2004, we had current liabilities of $1,627,554, consisting primarily of accounts payable and accrued liabilities $612,074, due to related parties of $742,354, customer deposits of $209,646, other liabilities of $39,258 and loans payable- current portion of $16,431. As of March 31, 2004, we had a working capital deficit of $1,192,254. Historically our revenues increase substantially in the second and third quarters of the year, but it currently appears that external financing will be necessary to fund our operations for the foreseeable future. In the absence of outside financing, we believe that we have sufficient cash, receivable collections and projected sales to operate for approximately 5 months. This projection relies heavily on estimated sales based on Trebor's history.

      On April 2, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically issue and sell shares of our common stock for a total purchase price of $5 million. If we request advances under the Standby Equity Distribution Agreement, Cornell Capital partners will purchase shares of common stock of United for 95% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the advance notice date. Cornell Capital Partners will retain 5% of each advance under the Standby Equity Distribution Agreement. We may not request advances in excess of a total of $5 million. The maximum of each advance is equal to $100,000, and up to a maximum of $400,000, in the aggregate, in any thirty-day period.

      As of April 2, 2004, we issued a Secured Convertible Debenture to Cornell Capital Partners in the principal amount of $250,000. The convertible debenture is convertible into shares of our common stock as a price per share that is equal to the lesser of: (i) an amount equal to 120% of the closing bid price of our common stock as of the date of the convertible debenture or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of our common stock for the five trading days immediately preceding the conversion date. The convertible debenture accrues interest at a rate of 5% per year and is convertible at the holder's option. The convertible debenture has a term of 3 years. At United's option, the convertible debenture may be paid in cash or converted into shares of our common stock unless converted earlier by the holder. Except after an event of default, as set forth in the Secured Convertible Debenture Cornell Capital Partners is not entitled to convert such debenture for a number of shares of common stock of United in excess of that number of shares which, upon giving effect to the debentures if such conversion would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliated to exceed 4.99% of the outstanding shares of common stock of United. Within 5 days of filing a registration statement with the Securities and Exchange Commission registering shares of United's common stock underlying the secured convertible debentures, United will issue a second Secured Convertible Debenture in the principal amount of $125,000, with the same terms and conditions as the first Secured Convertible Debenture described above.

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

United Has Historically Lost Money And Losses May Continue In The Future Which May Not Allow United To Continue As A Going Concern

      United has historically lost money. For the three months ended March 31, 2004, United sustained losses of $186,102. In the year ended December 31, 2003, United sustained losses of $187,069. Future losses are likely to occur. United's independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the 2003 and 2002 financial statements, which states that United does not have significant cash or other material assets to cover its operating costs and to allow it to continue as a going concern. United's ability to obtain additional funding will determine its ability to continue as a going concern. United's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      As of March 31, 2004, United's current liabilities were $1,627,554 and its current assets were $434,600 resulting in a working capital deficit of $1,192,954 at March 31, 2004. As of December 31, 2003, United's current liabilities were $1,174,905 and its current assets were $384,939 resulting in a working capital deficit of $789,966 at December 31, 2003. United had an accumulated deficit of $1,099,669 million at December 31, 2003. United currently has little or no cash-on-hand. Accordingly, United will experience significant liquidity and cash flow problems if it is not able to raise additional capital as needed and on acceptable terms. No assurances can be given that United will be successful in reaching or maintaining profitable operations.

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

      Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for United's common stock by reducing the number of potential investors. This may make it more difficult for investors in United common stock to resell shares to third parties or to otherwise dispose of them. This could cause United's stock price to decline.

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

ITEM 3. CONTROLS AND PROCEDURES

(A) Evaluation Of Disclosure Controls And Procedures

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Accounting Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the of period covered.

(B) Changes In Internal Controls Over Financial Reporting

      In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                     PART II


ITEM 1. LEGAL PROCEEDINGS

      The following legal proceedings pertain to Trebor Industries, Inc., which became a wholly-owned subsidiary on March 23, 2004 pursuant to the Share Exchange Agreement among United, Trebor Industries, Inc. and Robert Carmichael:

      1. Case No.: CA-M-02-180: Susan Butler, Benjamin DiLello, And Antonietta Hill, as personal Representatives of the Estate of Remo DiLello, Deceased, and Pietrantonio "Tony" Cassetta, Individually and as Personal Representative of the Estate of Pasqualla "Lina" Cassetta, Deceased, Plaintiffs,

      v. Interselect, Inc., a Delaware corporation, d/b/a Burdines Waterfront, Defendant, Interselect, Inc., a Delaware corporation, d/b/a Burdines Waterfront, Third Party Plaintiff,

      v. Brownie's Third Lung, an inactive Florida corporation, Brownie's Southport Divers, Inc., a Florida corporation, Dacor Inc., a Connecticut corporation, Dacor International, an Italian Corporation, HTM Sport S. p. A., an Italian corporation, Bauer Compressors, Inc., a Virginia corporation and The Diving Site, Inc., a Florida corporation, Third Party Defendants. This lawsuit is a third party claim filed by Interselect, Inc., a Delaware corporation d/b/a Burdines Waterfront alleging product based defect claims and seeking indemnification for any amounts paid out to Plaintiffs in settlement or by judgment by Interselect in the underlying wrongful death action. The case is in the early stages of discovery and is not currently set for trial. There have been a number of third party defendants added to the case and the pleadings only recently have been closed. The case is being vigorously defended by the company.

      2. Case No.: 02-6833 CACE 12: Mares America Corp., Plaintiff, v. Trebor Industries, Inc., et al., Defendant. This lawsuit is a collection of debt owed to Mares by Trebor Industries, Inc., A settlement is currently being discussed.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      (a) None

      (b) None

      (c) On March 23, 2004, United issued 95,000,000 shares of restricted common stock to Robert Carmichael in connection with a Share Exchange Agreement among United, Mr. Carmichael and Trebor Industries, Inc., d/b/a/ Brownie's Third Lung, a Florida corporation. Pursuant to the Share Exchange Agreement, Mr. Carmichael, the sole shareholder of Trebor, exchanged 377 shares of common stock of Trebor, which constituted all of the issued and outstanding capital stock of Trebor, for 95,000,000 shares of common stock of United. Pursuant to the Share Exchange Agreement, Trebor became a wholly-owned subsidiary of United.

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

      (d) None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits.


Exhibit No.         Description                                          Location
-----------         --------------------------------------------------   -----------------------------------------------------

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

      (b) Reports On Form 8-K.

      None

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 24, 2004                     UNITED COMPANIES CORPORATION

                                        By: /s/ Robert M. Carmichael
                                           --------------------------------
                                        Robert M. Carmichael
                                        President, Chief Executive Officer,
                                        Chief Financial Officer and
                                        Principal Accounting Officer