Form 10QSB
period 2004-06-30
UNITED COMPANIES CORP
filed 2004-08-11
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                  For the quarterly period ended JUNE 30, 2004

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

                                 (954) 462-5570
                (Issuer's Telephone Number, Including Area Code)

                          AVID SPORTSWEAR & GOLF CORP.
                                  (Former Name)

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      There were 114,126,575 shares of common stock outstanding as of August 1, 2004.

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS


FINANCIAL INFORMATION

                          UNITED COMPANIES CORPORATION
                             CONDENSED BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)

                                     ASSETS

Current assets
   Cash                                                             $     7,230
   Accounts receivable, net                                              56,145
   Inventory                                                            487,474
   Prepaid expense and other current assets                              51,155
        Total current assets                                            602,004
                                                                    -----------

Fixed assets, net                                                        81,175

Other assets                                                             51,752
                                                                    -----------

Total assets                                                        $   734,931
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Accounts payable and accrued liabilities                         $   594,932
   Due to related parties                                               720,811
   Customer deposits                                                    347,899
   Other liabilities                                                     41,414
   Loans payable - current portion                                       15,127
                                                                    -----------
        Total current liabilities                                     1,720,183


Long-term liabilities
   Loans payable - long-term portion                                     46,504
   Convertible debenture                                                250,000
                                                                    -----------

Total liabilities                                                     2,016,687

Commitments and contingencies                                                --

Stockholders' deficit
   Common stock; $0.001 par value; 250,000,000 shares authorized
     114,126,575 shares issued and outstanding                          114,127
   Additional paid-in capital                                           815,453
   Loan fees related to the Standby Equity Distribution Agreement      (290,000)
   Other receivable related to the issuance of common stock            (207,143)
   Accumulated deficit                                               (1,714,193)
                                                                    -----------
        Total stockholders' deficit                                  (1,281,756)
                                                                    -----------

Total liabilities and stockholders' deficit                         $   734,931
                                                                    ===========

                 See Accompanying Notes to Financial Statements

                          UNITED COMPANIES CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three Months Ended June 30,           Six Months Ended June 30,
                                              --------------------------------      --------------------------------
                                                   2004              2003                2004              2003
                                              -------------      -------------      -------------      -------------
Revenues                                      $     726,106      $     497,561      $   1,172,365      $     943,931

Cost of revenues                                    514,671            440,812            876,361            791,356
                                              -------------      -------------      -------------      -------------

   Gross profit                                     211,435             56,749            296,004            152,575

Operating expenses
   Research and development costs                    14,808             14,250             30,169             28,393
   Selling, general and administrative              320,063            102,083            552,629            283,780
                                              -------------      -------------      -------------      -------------
     Total operating expenses                       334,871            116,333            582,798            312,173
                                              -------------      -------------      -------------      -------------

   Loss from operations                            (123,436)           (59,584)          (286,794)          (159,598)

Other (income) expense
   Other (income) expense                            (2,727)            (1,325)               386             (1,178)
   Interest expense                                 307,713             21,130            327,344             30,819
                                              -------------      -------------      -------------      -------------
     Total other expenses                           304,986             19,805            327,730             29,641

Net loss                                      $    (428,422)     $     (79,389)     $    (614,524)     $    (189,239)
                                              =============      =============      =============      =============

Basic loss per common share                   $       (0.00)     $       (0.00)     $       (0.01)     $       (0.00)
                                              =============      =============      =============      =============
Diluted loss per common share                 $       (0.00)     $       (0.00)     $       (0.01)     $       (0.00)
                                              =============      =============      =============      =============

Basic and diluted weighted average common
   shares outstanding                           113,827,517         95,000,000        105,129,986         95,000,000
                                              =============      =============      =============      =============

                 See Accompanying Notes to Financial Statements

                          UNITED COMPANIES CORPORATION
                  CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

                                                       Common Stock
                                              ---------------------------      Additional        Treasury
                                                 Shares          Amount     Paid-in Capital       Stock
                                              -----------     -----------     -----------      -----------
Balance, December 31, 2003                     95,000,000     $    95,000     $   270,846      $    (4,800)

Issuance of common stock for Acquisition
  of United Companies Corporation              14,483,718          14,484        (238,807)              --

Cancellation of treasury stock                         --              --          (4,800)           4,800

Net loss January 1 to March 31, 2003                   --              --              --               --
                                              -----------     -----------     -----------      -----------

Balance, March 31, 2004 (Unaudited)           109,483,718         109,484          27,239               --

Common stock issued for loan fees related
  to Standby Equity Distribution Agreement      2,416,667           2,417         287,583               --

Common stock issued for other receivable        1,726,190           1,726         205,417               --

Common stock issued for services                  500,000             500           9,500               --

Beneficial conversion feature related to
  convertible debenture                                --              --         285,714               --

Net Loss April 1 to June 30, 2003                      --              --              --               --
                                              -----------     -----------     -----------      -----------
Balance, June 30, 2004 (Unaudited)            114,126,575     $   114,127     $   815,453      $        --
                                              ===========     ===========     ===========      ===========

                                                                 Other
                                               Loan Fees       Receivable
                                               Related to     Related to the                         Total
                                             Equity Line of    Issuance of      Accumulated      Stockholders'
                                                Credit        Common Stock         Deficit         Deficit
                                              -----------      -----------      -----------      -----------
Balance, December 31, 2003                    $        --      $        --      $(1,099,669)     $  (738,623)

Issuance of common stock for Acquisition
  of United Companies Corporation                      --               --               --         (224,323)

Cancellation of treasury stock                         --               --               --               --

Net loss January 1 to March 31, 2003                   --               --         (186,102)        (186,102)
                                              -----------      -----------      -----------      -----------

Balance, March 31, 2004 (Unaudited)                    --               --       (1,285,771)      (1,149,048)

Common stock issued for loan fees related
  to Standby Equity Distribution Agreement       (290,000)              --               --               --

Common stock issued for other receivable               --         (207,143)              --               --

Common stock issued for services                       --               --               --           10,000

Beneficial conversion feature related to
  convertible debenture                                --               --               --          285,714

Net Loss April 1 to June 30, 2003                      --               --         (428,422)        (416,826)
                                              -----------      -----------      -----------      -----------
Balance, June 30, 2004 (Unaudited)            $  (290,000)     $  (207,143)     $(1,714,193)     $(1,270,160)
                                              ===========      ===========      ===========      ===========


                 See Accompanying Notes to Financial Statements

                           UNITED COMPANIES CORORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Six months ended June 30,
                                                             -------------------------
                                                                 2004        2003
                                                              ---------    ---------
Cash flows from operating activities:
  Net loss                                                    $(614,524)   $(189,239)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation and Amortization                                22,197       14,550
    Stock based compensation                                     10,000           --
    Beneficial conversion feature related to
      convertible debenture                                     285,714           --
  Changes in operating assets and liabilities:
    Change in accounts receivable, net                           (4,545)     (23,818)
    Change in inventory                                        (154,135)     (29,536)
    Change in prepaid expenses and other current assets         (51,155)          --
    Change in other assets                                      (50,058)          --
    Change in bank overdraft                                    (26,299)     (23,163)
    Change in accounts payable and accrued liabilities           39,329     (107,719)
    Change in customer deposits                                 338,979       71,226
    Change in billings in excess of cost and estimated
      earnings on uncompleted contracts                          (5,000)      (1,225)
    Change in other liabilities                                  (2,948)     (24,214)
                                                              ---------    ---------
      Net cash provided by operating activities                (212,445)    (313,138)

Cash flows from investing activities:
  Change in due from related party
  Purchase of fixed assets                                       (3,863)      (1,254)
                                                              ---------    ---------
      Net cash used by investing activities                      (3,863)      (1,254)

Cash flows from financing activities:
  Change in due to related parties                              (11,119)     486,187
  Principal payments on loans payable                            (7,709)    (144,380)
  Proceeds from issuance of convertible debenture               250,000           --
  Principal payments on capital lease obligations                (7,634)      (7,768)
                                                              ---------    ---------
      Net cash provided by financing activities                 223,538      334,039
                                                              ---------    ---------

Net change in cash                                                7,230       19,647

Cash, beginning of period                                            --           --
                                                              ---------    ---------

Cash, end of period                                           $   7,230    $  19,647
                                                              =========    =========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $   2,282    $  10,880
                                                              =========    =========

Supplemental disclosure of non-cash financing activities
  Accounts payable and accrued liabilties assumed through
    acquistion of United Companies Corporation                $ 224,324    $      --
                                                              =========    =========

  Common stock issued for loan fees related to Standby Equity
    Distribution Debenture                                    $ 290,000    $      --
                                                              =========    =========

  Common stock issued for other receivable                    $ 207,143    $      --
                                                              =========    =========


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

History - United Companies Corporation (UCC) was incorporated under the laws of Nevada on November 26,2001 with authorized common stock of 250,000,000 shares with a par value of $0.001.

On March 23, 2004, UCC consummated an agreement to acquire all of the outstanding capital stock of Trebor Industries, Inc., dba Brownies Third Lung, in exchange for 95,000,000 shares of the Company's common stock ("UCC Transaction"). Prior to the UCC Transaction, UCC was a non-operating public shell company with no operations, nominal assets, accrued liabilities totaling $224,324 and 14,483,718 shares of common stock issued and outstanding; and Trebor Industries, Inc. dba Brownies Third Lung was a manufacturer and distributor of hookah diving, and yacht based scuba air compressor and Nitrox Generation Systems from its factor in Ft. Lauderdale, Florida. The UCC Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the UCC Transaction is equivalent to the issuance of stock by Trebor Industries, Inc., dba Brownies Third Lung for the net monetary assets of a non-operational public shell company (UCC), accompanied by a recapitalization. UCC issued 95,000,000 shares of its common stock for all of the issued and outstanding common stock of Trebor Industries, Inc. dba Brownies third Lung. The accounting for the UCC Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets will not be recorded. Accordingly, these financial statements are the historical financial statements of Trebor Industries, Inc. dba Brownies Third Lung. Trebor Industries, Inc. dba Brownies Third Lung was incorporated in September 17, 1981. Therefore, these financial statements reflect activities from September 17, 1981 (Date of Inception for Trebor Industries, Inc. dba Brownies Third Lung) and forward.

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of approximately $615,000 for the six months ended June 30, 2004. The Company's current liabilities exceed its current assets by approximately $1,118,179 as of June 30, 2004.

These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to introduce their product line into two previously non-traditional outlets through major retailers. Concurrently, the Company plans to introduce web-based training related to the Hooka diving systems, which should broaden the potential market. The Company will need additional sources of capital through the issuance of debt and equity financing to complete their plans, but there can be no assurance that the Company will be successful in accomplishing its objectives.

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

Advertising and marketing costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Advertising expenses incurred for the six months ended June 30, 2004 and 2003, were approximately $27,000 and $12,000, respectively.

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

As of June 30, 2004, the Company has available net operating loss carryforwards that will expire in various periods through 2024. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

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

The Company issued no stock, neither granted warrants nor options, to employees for compensation for the six months ended June 30, 2004 and 2003.

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

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

New accounting pronouncements - Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. It is effective immediately for variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities acquired before February 1, 2003. The impact of adoption of this statement is not expected to be significant.

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

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.    INVENTORY

Inventory consists of the following as of June 30, 2004:

            Raw materials                                           $272,859
            Work in process                                               --
            Finished goods                                           214,615
                                                                    --------
                                                                    $487,474
                                                                    ========

3.    FIXED ASSETS

Fixed assets consist of the following as of June 30, 2004:

            Furniture and equipment                               $  233,054
            Less: accumulated depreciation and
              amortization                                           151,879
                                                                  ----------
                                                                  $   81,175
                                                                  ==========

4.    RELATED PARTY TRANSACTIONS

Due to related parties - Due to related parties consist of the following as of June 30, 2004:

Loan from the Company's Chief Executive Officer, unsecured, bearing  interest at
  10% per annum, and due on demand                                                      $   513,383

Loan from an entity owned by the Company's Chief Executive  Officer,  unsecured,
  bearing interest at 10% per annum, and due on demand                                      196,904

Loan from the Company's Chief Executive Officer, unsecured,  bearing interest at
  10% per annum, principal- only payments of $5,000 per month, and due on demand             10,524
                                                                                        -----------

                                                                                        $   720,811
                                                                                        ===========

Revenues - The Company sells products to an entity owned by the Company's Chief Executive Officer. Revenues earned from the entity for the six months ended June 30, 2004 and 2003 were approximately $345,799 and $196,485, respectively.

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

During January 2004, the Company entered into an Exclusive License Agreement with an entity owned by the Company's Chief Executive Officer to license the trademark "Brownies Third Lung". Under the Agreement the Company is required to pay the entity the greater of $15,000 per quarter or 2.5% of gross revenues.

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

For the six months ended June 30, 2004, total royalty expense for the above agreements approximated $37,000.

Lease Expense - The Company leases its facility from an entity in which the Chief Executive Officer has an ownership interest. Lease expense for the six months ended June 30, 2004 and 2003 was approximately $63,000 and $50,000, respectively.

5.    OTHER LIABILITIES

Other liabilities totaling $41,414 as of June 30, 2004 consists of $14,000 remaining on a settlement with a government agency for payment of a fine, and $27,414 past due on payment of royalty expense. Under the government settlement agreement, the Company is required to make monthly payments of $1,501. The government liability is unsecured and payments continue until paid in full. The Company owned by the Chief Executive Officer that is owed the royalty payments, has granted the Company a default waiver and extension on payment until such time as the SB-2 registration associated with the standby equity distribution agreement becomes effective. See Note 9 for further discussion on the standby equity distribution agreement.

6.    LOANS PAYABLE

Loans payable consists of the following as of June 30, 2004:

Promissory note payable secured by a vehicle of the Company, bearing interest at
  10.16%, due in  monthly  principal  and  interest payments of $553, due August
  2007                                                                                  $    18,707

Promissory  note  payable  secured  by a  vehicle  of the  Company,  bearing  no interest,  due in  monthly  principal  and  interest  payments  of $349, which
  matures November 2008                                                                      18,495

Promissory note payable secured by a vehicle of the Company, bearing interest at
  7.47%, due in monthly  principal and interest payments of $513,  which matures
  October 2008                                                                               23,058

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.    LOANS PAYABLE (CONTINUED)

Promissory  note  payable to an  individual,  unsecured,  bearing  no  interest, payable in monthly  installments  of $500,  which matured  January 2003. As of
  December 31, 2002, the Company was in default,  subsequently the Company began making  variable  payments in accordance  with ongoing  negotiations  with the
  individual during 2003 and 2004.                                                            1,371
                                                                                        -----------

                                                                                             61,631
Less amounts due within one year:                                                            15,127
                                                                                        -----------

Long-term portion of loan payable                                                       $    46,504
                                                                                        ===========

As of June 30, 2004, principal payments on the notes payable are as follows:

            July 1, 2004 through December 31, 2004               $     9,194
            2005                                                      14,197
            2006                                                      15,122
            2007                                                      15,024
            2008                                                       8,091
                                                                 -----------

                                                                 $    61,631
                                                                 ===========

7.    SECURED CONVERTIBLE DEBENTURE

On April 2, 2004, the Company issued a Secured Convertible Debenture to Cornell Capital Partners in the principal amount of $250,000. The convertible debenture is convertible into shares of our common stock as a price per share that is equal to the lesser of: (i) an amount equal to 120% of the closing bid price of our common stock as of the date of the convertible debenture or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of our common stock for the five trading days immediately preceding the conversion date. The convertible debenture accrues interest at a rate of 5% per year and is convertible at the holder's option. The convertible debenture has a term of 2 years. At the Company's option, the convertible debenture may be paid in cash or converted into shares of the Company's common stock unless converted earlier by the holder. Except after an event of default, as set forth in the Secured Convertible Debenture, Cornell Capital Partners is not entitled to convert such debenture for a number of shares of common stock of United in excess of that number of shares which, upon giving effect to the debentures if such conversion would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliated to exceed 4.99% of the outstanding shares of common stock of United. Within 5 days of filing a registration statement with the Securities and Exchange Commission registering shares of United's common stock underlying the secured convertible debenture, United will issue a second Secured Convertible Debenture in the principal amount of $125,000, with the same terms and conditions as the first Secured Convertible Debenture described above (see Note 10). The Company may also redeem with fifteen business days advance notice, a portion or all of the outstanding convertible debenture at 120% of the redeemed amount plus accrued interest. In addition if the early redemption provision is exercised in full or in part, the Company must issue warrants to the holder at a rate of 50,000 per $100,000 redeemed, pro-rata. The exercise price of the warrants shall be 120% of the closing bid price of the Company's common stock on the closing date. The warrants shall have "piggy-back" and demand registration rights and shall survive for two (2) years from the closing date.

The Company recorded the estimated value of the conversion feature as interest expense totaling $285,714. Additionally, upon closing, the Company paid $44,792 (net of amortization expense of $5,208) in loan fees which were capitalized and reflected as part of other assets totaling $51,752 and will be expensed over the life of the debenture using the straight-line method.

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.    STANDBY EQUITY DISTRIBUTION AGREEMENT

On April 2, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Pursuant to the Standby Equity
Distribution Agreement, the Company may periodically issue and sell shares of their common stock for a total purchase price of $5 million. Pursuant to a request for advances under the Standby Equity Distribution Agreement, Cornell Capital Partners will purchase shares of common stock of United for 95% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the advance notice date. Cornell Capital Partners will retain 5% of each advance under the Standby Equity Distribution Agreement. The Company may not request advances in excess of a total of $5 million. The maximum of each advance is equal to $100,000 and up to a maximum of $400,000 in any thirty-day period.

In addition, the Company issued 2,416,667 shares of the Company's common stock in April 2004 for loan fees totaling $290,000 related to the Standby Equity Distribution Agreement. The loan fees will be amortized over the term of the Standby Equity Distribution Agreement beginning with the effective date which begins when the filed registration statement Form SB-2 is declared effective. The Company also issued an additional 1,726,190 shares of the Company's common stock in April 2004 to Cornell Capital in relation to the loan fee which exceeded the agreed upon fee of $290,000. Cornell Capital has agreed to return the shares and accordingly the Company recorded an other receivable related to the issuance of common stock totaling $207,143.

9.    COMMITMENTS AND CONTINGENCIES

Lease Agreement - The Company operates from a leased facility in which the Company's Chief Executive Officer has an ownership interest. The lease is non-cancelable and calls for an annual base rent of approximately $115,000 with a 10% increase every 5 years. For the six months ended June 30, 2004 and 2003, total rent expense for the leased facilities approximated $62,245 and $49,997, respectively.

Future minimum lease payments required under such operating leases as of March 31, 2004, are as follows:

            April 1 through December 31, 2004                    $    57,500
            2005                                                     115,000
            2006                                                     115,000
            2007                                                     115,000
            2008                                                     115,000
            Thereafter                                               555,833
                                                                 -----------

                                                                 $ 1,073,333
                                                                 ===========


10.   SUBSEQUENT EVENTS

On July 16, 2004, the Company filed a registration statement on Form SB-2 registering shares of common stock underlying secured convertible debentures and shares of common stock pursuant to a Standby Equity Distribution Agreement, dated April 2, 2004 with Cornell Capital Partners, LP.

On July 23, 2004, the Company issued a secured convertible debenture to Cornell Capital Partners, LP in the principal amount of $125,000. The convertible debenture is convertible into shares of our common stock at a price per share that is equal to the lesser of: (i) an amount equal to 120% of the closing bid price of our common stock as of the date of the convertible debenture or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of our common stock for the five trading days immediately preceding the conversion date. The convertible debenture accrues interest at a rate of 5% per year and is convertible at the holder's option. The convertible debenture has a term of 2 years. At United's option, the convertible debenture may be paid in cash or converted into shares of our common stock unless converted earlier by the holder. Except after an event of default, as set forth in the Secured Convertible Debenture, Cornell Capital Partner is not entitled to convert such debenture for a number of shares of common stock of United in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliated to exceed 4.99% of the outstanding shares of common stock of United. The Company may also redeem with fifteen business days advance notice, a portion or all of the outstanding convertible debenture at 120% of the redeemed amount plus accrued interest. In addition if the early redemption provision is executed in full or in part, the Company must issue warrants to the holder at a rate of 50,000 per $100,000 redeemed, pro-rata. The exercise price of the warrants shall be 120% of the closing bid price of the Company's common stock pm the closing date. The warrants shall have "piggy-back" and demand registration rights and shall survive for two (2) years from the closing date.

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

OVERVIEW

      United Companies Corporation, a Nevada corporation, entered into a Share Exchange Agreement, dated March 23, 2004, by and among United, Trebor Industries, Inc., d/b/a Brownie's Third Lung, a Florida corporation, and Robert Carmichael. Pursuant to the Share Exchange Agreement, Mr. Carmichael exchanged 377 shares of common stock, par value $1.00 per share, of Trebor, which constitutes all of the issued and outstanding shares of capital stock of Trebor, for 95,000,000 shares of common stock, par value $0.001 per share, of United. Pursuant to the Share Exchange Agreement, Trebor became a wholly owned subsidiary of United.

      Trebor does business under the name "Brownie's Third Lung." Brownie's designs, tests, manufactures and distributes recreational hookah diving, and yacht based SCUBA air compressor and Nitrox Generation Systems. Brownie's also designs, develops and produces a line of SCUBA and water safety products targeted at the public safety diver and recreational boating markets. Brownie's sells most of its products from its factory in Fort Lauderdale, Florida. Brownie's is divided into three main product lines: BROWNIE'S THIRD LUNG, BROWNIE'S TANKFILL, AND BROWNIE'S PUBLIC SAFETY.

      BROWNIE'S THIRD LUNG, the consistent revenue leader for Brownie's, produces a line of Surface Supplied Diving products, commonly called hookah systems. These systems allow one to four divers to enjoy the marine environment without the bulk and weight of conventional SCUBA gear. We believe that Hookah diving holds greater appeal to families with children of diving age than does conventional SCUBA. The reduction of weight by eliminating the tank allows smaller divers, especially children, to participate more actively and enjoyably. In conjunction with the hookah systems, Brownie's Third Lung supplies a variety of other products to support this market. These products are predominantly sold through SCUBA diving retailers, however, Brownie's is in the process of approaching sporting goods and boating retailers as well. A web-based training methodology is currently being developed to allow the consumer to initiate the required training for use of the system on their own schedule. It is anticipated that the final phase of the training will still be completed through traditional dive retailers and instructors, but the system will be sold to the non-diving public. Also, being investigated is the addition of boating and watersports products not strictly related to diving.

      BROWNIE'S TANKFILL also generates a significant portion of Brownie's revenues, through the design, installation and maintenance of yacht-based high-pressure and low-pressure compressors for diving on air and mixed gases. Many yacht owners enjoy the convenience and freedom of filling their own diving tanks with air, NITROX or custom mixed gases while out on cruise, freeing them from carrying extra cylinders or the need to locate a reputable source in various ports-of-call. Brownie's Tankfill specializes in the design and installation of high-end custom systems to do just that. From surveying the vessel for installation requirements to custom fabrication of the necessary components, Brownie's Tankfill provides all the services necessary to satisfy this market. Brownie's Tankfill is currently exploring relationships with yacht builders to allow shipyards to market and sell the Brownie's Tankfill systems. We believe that every large vessel currently in service, being re-fitted or built, is a potential customer. Reaching these customers through OEM relationships has become our goal, and efforts are currently in process toward this end.

      BROWNIE'S PUBLIC SAFETY provides integrated and stand-alone flotation and emergency/rescue equipment for use by fire departments and other government agencies in their on-water/near-water activities. "Rescue, not Recovery" is the marketing slogan for this division, and the driving force behind development of our products. We believe municipalities and government agencies can increase their own safety while responding more quickly in emergencies through the use of our products. We are increasing our marketing efforts in the current year to raise awareness of the products we offer.

      Since April 16, 2004, Mr. Robert Carmichael has served as President, Acting Principal Accounting Officer and Acting Chief Financial Officer of United. From March 23, 2004 to April 26, 2004, Mr. Carmichael served as United's Executive Vice-President and Chief Operating Officer. Mr. Carmichael has operated Trebor Industries, Inc. as its President since 1986. Mr. Carmichael is either the owner or co-owner of several companies that hold numerous patents that are used by Trebor Industries, Inc. and several other major companies in the diving industry. Prior to the share exchange transaction with Trebor, United had no on-going operations. United had been seeking potential operating businesses and business opportunities, with the intent to acquire or merge with such businesses.

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

FINANCIAL PERFORMANCE

      United has historically lost money. For the three and six months ended June 30, 2004, United sustained losses of $428,422 and $614,524, respectively, which includes United's wholly-owned subsidiary Trebor Industries, Inc. acquired by a share exchange transaction on March 23, 2004. United's independent auditors have noted that United does not have significant cash or other material assets to cover its operating costs and to continue as a going concern. Accordingly, United will experience significant liquidity and cash flow problems if it is not able to raise additional capital as needed and on acceptable terms.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004, AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2003

      The following discussion of United's results of operations compares United's operations activities, which includes the results of operations for United's wholly owned subsidiary Trebor Industries, Inc., d/b/a Brownies Third Lung. The comparable figures are the results of operation of Trebor Industries, Inc., as United had no operation for such period.

      NET REVENUES. For the three months ended June 30, 2004, we had net revenues of $726,106, as compared to net revenues of $497,561 for the comparable period in 2003, an increase of $228,545 or 45.93%. This increase is attributable to an increase in hookah system and tank fill system sales in the second quarter of 2003. The Company attributes the sales increase to stepped up marketing and sales efforts in the second quarter of 2004 to promote preseason sales.

      COST OF REVENUES. For the three months ended June 30, 2004, we had cost of revenues of $514,671, as compared to cost of revenues of $440,812 for the comparable period in 2003, an increase of $73,859 or 16.76%. This increase is primarily attributable to the net of a decrease in material costs of components used in the assembly of our hookah and tank fill systems, an increase in material costs as a result of higher quantity sales in the second quarter of 2004, an increase in overhead, and an increase in direct labor.

      GROSS PROFIT. For the three months ended June 30, 2004, we had a gross profit of $211,435, as compared to a gross profit of $56,749 for the comparable period in 2003, an increase of $154,686 or 272.58%. This is primarily attributable to a decrease in material costs of components used in the assembly of our hookah and tank fill systems and an increase in sales.

      OPERATING EXPENSES. For the three months ended June 30, 2004, we had operating expenses of $334,871, as compared to operating expenses of $116,333 for the comparable period in 2003, an increase of $218,538 or 187.85%. This increase was primarily attributable to increased selling and administrative salaries, consulting fees, legal fees and accounting fees. The increased costs were incurred mainly in conjunction with the share exchange transaction between United and Trebor Industries, Inc consummated on March 23, 2004, a secured convertible debenture transaction entered into on April 2, 2004, a Standby Equity Distribution Agreement entered into on April 2, 2004, newly ongoing costs associated with now being a public, reporting entity (comparative Trebor 2003 amounts are for a non-public entity), and the filing of a Registration Statement on Form SB-2 with the United States Securities and Exchange Commission on July 16, 2004.

      INTEREST EXPENSE. For the three months ended June 30, 2004, we had interest expense of $307,713, as compared to interest expense of $21,130 for the comparable period in 2003, an increase of $286,583 or 1,356.28%. This increase is primarily a result of the $285,714 interest recorded by the Company on the estimated value of the conversion feature of the secured convertible debenture issued on April 2, 2004. In addition, interest expense increased during this period as a result of interest on loans from the Company's Chief Executive Officer, which were made subsequent to March 31, 2003.

      NET LOSS. For the three months ended June 30, 2004, we had a net loss of $428,422, as compared to a net loss of $79,389 for the comparable period in 2003, an increase of $349,033 or 439.65%. This increase is primarily attributable to the increased operating expenses resulting from the share exchange transaction between United and Trebor Industries, Inc consummated on March 23, 2004, a Secured Convertible Debenture issued on April 2, 2004, a Standby Equity Distribution Agreement entered into on April 2, 2004, newly ongoing costs associated with now being a public, reporting entity (comparative Trebor 2003 amounts are for a non-public entity), and the filing of a Registration Statement on Form SB-2 with the United States Securities and Exchange Commission on July 16, 2004. In addition, the interest expense of $285,714 recognized as of April 2, 2004, on the estimated value of the conversion feature of the secured convertible debenture contributed heavily to the net loss for this period ended June 30, 2004 as compared to the same period in 2003.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004, AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

      The following discussion of United's results of operations compares United's operations activities, which includes the results of operations for United's wholly owned subsidiary Trebor Industries, Inc., d/b/a Brownies Third Lung. The comparable figures are the results of operation of Trebor Industries, Inc., as United had no operation for such period.

      NET REVENUES. For the six months ended June 30, 2004, we had net revenues of $1,172,365, as compared to net revenues of $943,931 for the comparable period in 2003, an increase of $228,434 or 24.20%. This increase is attributable to an increase in hookah system and tank fill system sales in the second quarter of 2003. The Company attributes the sales increase to stepped up marketing and sales efforts in the second quarter of 2004 to promote preseason sales.

      COST OF REVENUES. For the six months ended June 30, 2004, we had cost of revenues of $876,631, as compared to cost of revenues of $791,356 for the comparable period in 2003, an increase of $85,005 or 10.74%. This increase is primarily attributable to the net of a decrease in material costs of components used in the assembly of our hookah and tank fill systems, an increase in material costs as a result of higher quantity sales in the second quarter of 2004, an increase in overhead, and an increase in direct labor.

      GROSS PROFIT. For the six months ended June 30, 2004, we had gross profit of $296,004, as compared to gross profit of $152,575 for the comparable period in 2003, an increase of $143,429 or 94.01%. This is primarily attributable to a decrease in material costs of components used in the assembly of our hookah and tank fill systems and an increase in sales.

      OPERATING EXPENSES. For the six months ended June 30, 2004, we had operating expenses of $582,798, as compared to operating expenses of $312,173 for the comparable period in 2003, an increase of $270,625 or 86.69%. This increase was primarily attributable to increased selling and administrative salaries, consulting fees, legal fees and accounting fees. The increased costs were incurred mainly in conjunction with the share exchange transaction between United and Trebor Industries, Inc consummated on March 23, 2004, a secured convertible debenture transaction entered into on April 2, 2004, a Standby Equity Distribution Agreement entered into on April 2, 2004, newly ongoing costs associated with now being a public, reporting entity (comparative Trebor 2003 amounts are for a non-public entity), and the filing of a Registration Statement on Form SB-2 with the United States Securities and Exchange Commission on July 16, 2004.

      INTEREST EXPENSE. For the six months ended June 30, 2004, we had interest expense of $327,344, as compared to interest expense of $30,819 for the comparable period in 2003, an increase of $296,525 or 962.16%. This increase is primarily a result of the $285,714 interest recorded by the Company on the estimated value of the conversion feature of the secured convertible debenture issued on April 2, 2004. In addition, interest expense increased during this period as a result of interest on loans from the Company's Chief Executive Officer, which were made subsequent to March 31, 2003.

      NET LOSS. For the six months ended June 30, 2004, we had a net loss of $614,524, as compared to $189,239 for the comparable period in 2003, an increase of $425,285 or 224.74%. This increase is primarily attributable to the increased operating expenses resulting from the share exchange transaction between United and Trebor Industries, Inc consummated on March 23, 2004, a Secured Convertible Debenture issued on April 2, 2004, a Standby Equity Distribution Agreement entered into on April 2, 2004, newly ongoing costs associated with now being a public, reporting entity (comparative Trebor 2003 amounts are for a non-public entity), and the filing of a Registration Statement on Form SB-2 with the United States Securities and Exchange Commission on July 16, 2004. In addition, the interest expense of $285,714 recognized as of April 2, 2004, on the estimated value of the conversion feature of the secured convertible debenture contributed heavily to the net loss for this period ended June 30, 2004 as compared to the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2004, the Company had cash and current assets of $602,004. As of June 30, 2004, we had current liabilities of $1,720,183, consisting of accounts payable and accrued liabilities $594,932, due to related parties of $720,811, customer deposits of $347,899, other liabilities of $41,414 and loans payable-current portion of $15,127. As of June 30, 2004, we had a working capital deficit of $1,118,179. Historically our revenues increase substantially in the second and third quarters of the year, but it currently appears that external financing will be necessary to fund our operations for the foreseeable future. In the absence of outside financing, we believe that we have sufficient cash, receivable collections and projected sales to operate for approximately 5 months. This projection relies heavily on estimated sales based on the Company's history.

      On April 2, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically issue and sell shares of our common stock for a total purchase price of $5 million. If we request advances under the Standby Equity Distribution Agreement, Cornell Capital partners will purchase shares of common stock of United for 95% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the advance notice date. Cornell Capital Partners will retain 5% of each advance under the Standby Equity Distribution Agreement. We may not request advances in excess of a total of $5 million. The maximum of each advance is equal to $100,000, and up to a maximum of $400,000, in the aggregate, in any thirty-day period. On July 16, 2004, we filed a registration statement on Form SB-2 registering shares of common stock pursuant to the Standby Equity Distribution Agreement.

      As of April 2, 2004, we issued a Secured Convertible Debenture to Cornell Capital Partners in the principal amount of $250,000. The convertible debenture is convertible into shares of our common stock as a price per share that is equal to the lesser of: (i) an amount equal to 120% of the closing bid price of our common stock as of the date of the convertible debenture or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of our common stock for the five trading days immediately preceding the conversion date. The convertible debenture accrues interest at a rate of 5% per year and is convertible at the holder's option. The convertible debenture has a term of 3 years. At United's option, the convertible debenture may be paid in cash or converted into shares of our common stock unless converted earlier by the holder. Except after an event of default, as set forth in the Secured Convertible Debenture be entitled to convert such debenture for a number of shares of common stock of United in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliated to exceed 4.99% of the outstanding shares of common stock of United. On July 23, 2004, United issued a second Secured Convertible Debenture in the principal amount of $125,000, with the same terms and conditions as the Secured Convertible Debenture issued on April 2, 2004, as described above.

      On July 16, 2004, United filed with the United States Securities and Exchange Commission a Registration Statement on Form SB-2 registering shares of common stock underlying the Secured Convertible Debentures.

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

      WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

      On March 23, 2004, United entered into a share exchange transaction with Trebor Industries, Inc., d/b/a Brownie's Third Lung and Robert Carmichael. Pursuant to this share exchange transaction, United acquired all of the issued and outstanding capital stock of Trebor Industries and Trebor Industries became a wholly-owned subsidiary of United. Trebor Industries designs, manufactures and sells surface-supplied air units for the recreational diving industry. We have a history of losses. We had an accumulated deficit of $1,714,193 as of June 30, 2004. For the three and six month periods ended June 30, 2004, we incurred a net loss of $428,422 and $614,524, respectively. Brownie's incurred a net loss of $187,069 for the year ended December 31, 2003 and incurred a net profit of $2,747 for the year ended December 31, 2002.

      We cannot predict the amount of revenues, if any, we may generate as a result of our acquisitions of Trebor Industries. Consequently, we will in all likelihood, have to rely on external financing for much of our capital requirements. Future losses are likely to continue unless we successfully implement our revised business plan. Our ability to continue as a going concern will be dependent upon our ability to draw down on our Standby Equity Distribution Agreement that we have established with Cornell Capital Partners. If we incur any problems in drawing down our Standby Equity Distribution Agreement, we may experience significant liquidity and cash flow problems. If we are not successful in reaching and maintaining profitable operations, we may not be able to attract sufficient capital to continue our operations. Our inability to obtain adequate financing will result in the need to curtail business operations and will likely result in a lower stock price.

      WE HAVE BEEN SUBJECT TO A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS

      Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the years ended December 31, 2003 and December 31, 2002, relative to our ability to continue as a going concern. Our ability to obtain additional funding will determine our ability to continue as a going concern. Accordingly, there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      WE MAY NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS

      As of June 30, 2004, we had $7,230 of cash on hand and our total current assets were $602,004. Our current liabilities were $1,720,183 as of June 30, 2004. We will need to raise additional capital to fund our anticipated operating expenses. Among other things, external financing may be required to cover our operating costs. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. As of August 1, 2004, we estimate that we will require $2,500,000 to fund our anticipated operating expenses for the next twelve months. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      WE ARE SUBJECT TO A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON JUNE 30, 2004 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES

      We had a working capital deficit of $1,118,179 at June 30, 2004, which means that our current liabilities as of that date exceeded our current assets by $1,118,179. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on June 30, 2004 were not sufficient to satisfy all of our current liabilities on that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit we may have to raise capital or debt to fund the deficit.

      OUR OBLIGATIONS UNDER THE SECURED CONVERTIBLE DEBENTURES ISSUED TO CORNELL CAPITAL PARTNERS, L.P. ARE SECURED BY ALL OF OUR ASSETS

      Our obligations under the secured convertible debentures in the principal amount of $375,000 issued to Cornell Capital Partners are secured by all of our assets. As a result, if we default under the terms of these secured convertible debentures, Cornell Capital Partners could foreclose its security interest and liquidate all of the assets of the Company. This would force us to cease our operations.

      OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY

      Our common stock is traded on the Over-the-Counter Bulletin Board. Prior to this offering, there has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Thinly traded common stock can be more volatile than common stock traded in an active public market. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

      WE MAY NOT BE ABLE TO ACCESS SUFFICIENT FUNDS WHEN NEEDED UNDER THE STANDBY EQUITY DISTRIBUTION AGREEMENT AND THE PRICE OF OUR COMMON STOCK WILL AFFECT OUR ABILITY TO DRAW DOWN ON THE STANDBY EQUITY DISTRIBUTION AGREEMENT

      Currently, we are dependent upon external financing to fund our operations. Our financing needs are expected to be provided, in large part, by our Standby Equity Distribution Agreement. The amount of each advance under the Standby Equity Distribution Agreement is subject to a maximum amount equal to $100,000 and up to an aggregate maximum advance amount equal to $400,000 in any thirty-calendar-day period. Because of this maximum advance restriction, we may not be able to access sufficient funds when needed.

      In addition, there is an inverse relationship between the price of our common stock and the number of shares of common stock which will be issued under the Standby Equity Distribution Agreement. Based on our recent stock price of $0.02, we would have to issue to Cornell Capital Partners 263,157,895 shares of our common stock in order to draw down the entire $5 million available to us under the Standby Equity Distribution Agreement. On July 16, 2004, we filed with the United States Securities and Exchange Commission a registration statement on Form SB-2 registering 118,000,000 shares of our common stock under the Standby Equity Distribution Agreement. Our Articles of Incorporation currently authorize United to issue 250 million shares and, as of August 1, 2004, we had 114,126,575 shares of common stock issued and outstanding. In the event we desire to draw down any available amounts remaining under the Standby Equity Distribution Agreement after we have issued the 118,000,000 shares that we registered in the Form SB-2, we will have to obtain shareholder approval to amend our Articles of Incorporation to increase our authorized shares of common stock and file a new registration statement to cover such additional shares that we would issue for additional draw downs on the Standby Equity Distribution Agreement. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources other than our Standby Equity Distribution Agreement. Therefore, if we are unable to draw down on our Standby Equity Distribution Agreement, we may be forced to curtail or cease our business operations.

      OUR COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS

      Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

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

      Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

      WE COULD FAIL TO ATTRACT OR RETAIN KEY PERSONNEL

      Our success largely depends on the efforts and abilities of Robert M. Carmichael, our President and Chief Executive Officer. Mr. Carmichael has been instrumental in securing our existing financing arrangements. Mr. Carmichael is primarily responsible for the development of our technology and the design of our products. The loss of the services of Mr. Carmichael could materially harm our business because of the cost and time necessary to recruit and train a replacement. Such a loss would also divert management attention away from operational issues. We do not presently maintain a key-man life insurance policy on Mr. Carmichael.

      In addition, our continued growth depends on our ability to attract and retain a Chief Financial Officer, a Chief Operations Officer, and additional skilled associates. We are currently utilizing the services of two professional consultants in the absence of a Chief Financial Officer and Chief Operations Officer. The loss of the services of these consultants prior to our ability to attract and retain a Chief Financial Officer or Chief Operations Officer may have a material adverse effect upon us. Also, there can be no assurance that we will be able to retain our existing personnel or attract additional qualified associates in the future.

      OUR FAILURE TO OBTAIN INTELLECTUAL PROPERTY AND ENFORCE PROTECTION WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

      Our success depends in part on our ability, and the ability of our Patent and Trademark Licensor, a related party owned and controlled by Robert M. Carmichael, our President and Chief Executive Officer, to obtain and defend our intellectual property, including patent protection for our products and processes, preserve our trade secrets, defend and enforce our rights against infringement and operate without infringing the proprietary rights of third parties, both in the United States and in other countries. Despite our efforts to protect our intellectual proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection.

      Our industry is characterized by frequent intellectual property litigation based on allegations of infringement of intellectual property rights. Although we are not aware of any intellectual property claims against us, we may be a party to litigation in the future.

      WE MAY BE UNABLE TO MANAGE GROWTH

      Successful implementation of our business strategy requires us to manage our growth. Growth could place an increasing strain on our management and financial resources. If we fail to manage our growth effectively, our business, financial condition or operating results could be materially harmed, and our stock price may decline.

      RELIANCE ON VENDORS AND MANUFACTURERS

      We deal with suppliers on an order-by order basis and have no long-term purchase contracts or other contractual assurances of continued supply or pricing. In addition, we have no long-term contracts with our manufacturing sources and compete with other companies for production facility capacity.
Historically, we have purchased enough inventory of products or their substitutes to satisfy demand. However, unanticipated failure of any manufacturer or supplier to meet our requirements or our inability to build or obtain substitutes could force us to curtail or cease operations.

      DEPENDENCE ON CONSUMER SPENDING

      The success of the products in the Brownie's Third Lung and Brownie's Tank Fill lines depend largely upon a number of factors related to consumer spending, including future economic conditions affecting disposable consumer income such as employment, business conditions, tax rates, and interest rates. In addition our opportunities are highly dependent upon the level of consumer spending on recreational marine accessories and dive gear, discretionary spending items. There can be no assurance that consumer spending in general will not decline, thereby adversely affecting our growth, net sales and profitability or that our business will not be adversely affected by future downturns in the economy, boating industry, or dive industry. If consumer spending on recreational marine accessories and dive gear declines, we could be forced to curtail or cease operations.

      GOVERNMENT REGULATIONS MAY IMPACT US

      The SCUBA industry is self-regulating; therefore, Brownie's is not subject to government industry specific regulation. Nevertheless, Brownie's strives to be a leader in promoting safe diving practices within the industry and is at the forefront of self-regulation through responsible diving practices. Brownie's is subject to all regulations applicable to "for profit" companies as well as all trade and general commerce governmental regulation. All required federal and state permits, licenses, and bonds to operate its facility have been obtained. There can be no assurance that our operations will not be subject to more restrictive regulations in the future, which could force us to curtail or cease operations.

      FUTURE ACQUISITIONS MAY DISRUPT OUR BUSINESS AND DEPLETE OUR FINANCIAL RESOURCES

      Any future acquisitions we make could disrupt our business and seriously harm our financial condition. We intend to pursue the acquisition of other companies, assets and product lines that either complement or expand our existing business. Acquisitions involve a number of special risks, including diversion of management's attention to the assimilation of the operations and personnel of the acquired business, potential adverse short-term effects on operating results and amortization of acquired intangible assets. Moreover, there can be no assurance that we will find attractive acquisition candidates, that acquisitions can be consummated on acceptable terms or that any acquired companies can be integrated successfully into our operations. At this time we are not currently engaged in any negotiations concerning acquisition which would be material to our business.

      BAD WEATHER CONDITIONS COULD HAVE AN ADVERSE EFFECT ON OPERATING RESULTS

      Our business is significantly impacted by weather patterns. Unseasonably cool weather, extraordinary amounts of rainfall, or unseasonably rough surf, may decrease boat use and diving, thereby decreasing sales. Accordingly, our results of operations for any prior period may not be indicative of results of any future period.

      OUR STANDBY EQUITY DISTRIBUTION AGREEMENT COULD HAVE AN ADVERSE EFFECT ON OUR ABILITY TO MAKE ACQUISITIONS WITH OUR COMMON STOCK

      We cannot predict the actual number of shares of common stock that will be issued pursuant to our Standby Equity Distribution Agreement, in part, because the purchase price of the shares will fluctuate based on prevailing market conditions and we have not determined the total amount of advances we intend to draw. It may be necessary for our shareholders to approve an increase in our authorized common stock for us to register additional shares of common stock in order to have sufficient authorized shares available to make acquisitions using our common stock. As we issue shares of common stock pursuant to the Standby Equity Distribution Agreement, we may not have sufficient shares of our common stock available to successfully attract and consummate future acquisitions.

      INVESTORS SHOULD NOT RELY ON AN INVESTMENT IN OUR STOCK FOR THE PAYMENT OF CASH DIVIDENDS

      We have not paid any cash dividends on our capital stock and we do not anticipate paying cash dividends in the future. Investors should not make an investment in our common stock if they require dividend income. Any return on an investment in our common stock will be as a result of any appreciation, if any, in our stock price.

      THE MANUFACTURE AND DISTRIBUTION OF RECREATIONAL DIVING EQUIPMENT COULD RESULT IN PRODUCT LIABILITY CLAIMS

      We, like any other retailer, distributor and manufacturer of products that are designed for recreational sporting purposes, face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. Such claims may include, among other things, that our products are designed and/or manufactured improperly or fail to include adequate instructions as to proper use and/or side effects, if any. We do not anticipate obtaining contractual indemnification from parties-supplying raw materials, manufacturing our products or marketing our products. In any event, any such indemnification if obtained will be limited by our terms and, as a practical matter, to the creditworthiness of the indemnifying party. In the event that we do not have adequate insurance or contractual indemnification, product liabilities relating to defective products could have a material adverse effect on our operations and financial conditions, which could force us to curtail or cease our business operations.

ITEM 3. CONTROLS AND PROCEDURES

(A)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer/Principal Accounting Officer has concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the of period covered.

(B)   CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

      In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter, the Company's Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

      2. CASE NO.: 04-CV-3546: OCEAN MANAGEMENT SYSTEMS, INC. PLAINTIFF,

      V. TREBOR INDUSTRIES, INC. D/B/A HALCYON; HALCYON MANUFACTURING INC., GLOBAL UNDERWATER EXPLORES, INC.; JARROD JABLONSKI AND ROBERT CARMICHAEL, DEFENDANTS

      This lawsuit alleges that Trebor, doing business as Halcyon has violated a Stipulation of Dismissal with Prejudice executed as a settlement in a previous civil action. Trebor no longer has any ownership interest in Halcyon and therefore has no control of its current activities or management. The Company plans to vigorously pursue the defense and dismissal of this action.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      (a)   None.

      (b)   None.

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

      On April 2, 2004, we issued 2,416,667 shares of our common stock to Cornell Capital Partners, L.P. as a commitment fee pursuant to the Standby Equity Distribution Agreement, dated April 2, 2004, by and between United and Cornell Capital Partners.

      On April 2, 2004, we issued 83,333 shares of our common stock to Newbridge Securities Corporation as a placement agent fee in connection with the Standby Equity Distribution Agreement, dated April 2, 2004 by and between United and Cornell Capital Partners.

      As of April 2, 2004, we issued a Secured Convertible Debenture to Cornell Capital Partners in the principal amount of $250,000. The convertible debenture is convertible into shares of our common stock as a price per share that is equal to the lesser of: (i) an amount equal to 120% of the closing bid price of our common stock as of the date of the convertible debenture or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of our common stock for the five trading days immediately preceding the conversion date. The convertible debenture accrues interest at a rate of 5% per year and is convertible at the holder's option. The convertible debenture has a term of 2 years and is secured by all the assets of United. At United's option, the convertible debenture may be paid in cash or converted into shares of our common stock unless converted earlier by the holder. Except after an event of default, as set forth in the Secured Convertible Debenture Cornell Capital Partners is not entitled to convert such debenture for a number of shares of common stock of United in excess of that number of shares which, upon giving effect to the debentures if such conversion would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliated to exceed 4.99% of the outstanding shares of common stock of United. Within 5 days of filing a registration statement with the Securities and Exchange Commission registering shares of United's common stock underlying the secured convertible debentures, United will issue a second Secured Convertible Debenture in the principal amount of $125,000, with the same terms and conditions as the first Secured Convertible Debenture described above. United has the right to redeem with fifteen (15) business days advance notice, a portion or all of the outstanding convertible debenture. The redemption price shall be one hundred twenty percent (120%) of the redeemed amount plus accrued interest. In addition, if United avails itself of the redemption right, United shall, concurrent with the redemption, issue warrants to the holder at a rate of 50,000 per $100,000 redeemed, pro-rata. The exercise price of the warrants shall be 120% of the closing bid price of United's common stock on the closing date. The warrants shall have "piggy-back" and demand registration rights and shall survive for two (2) years from the closing date.

      On April 14, 2004, United issued 500,000 shares to Earl Ingarfield in connection with a consulting agreement dated January 15, 2004.

      On July 23, 2004, we issued a Secured Convertible Debenture to Cornell Capital Partners in the principal amount of $125,000 upon the same terms and conditions as the Secured Convertible Debenture in the principal amount of $250,000 issued to Cornell Capital Partners on April 2, 2004 as described above.

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

      (d)   None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (A)   EXHIBITS.

EXHIBIT NO.             DESCRIPTION                                        LOCATION
----------------------  -------------------------------------------------  ----------------------------------------------
2.2                     Merger Agreement, dated June 18, 2002 by and       Incorporated by reference to Exhibit 2.02 to
                        among United Companies Corporation, Merger Co.,    Avid Sportswear & Golf Corp.'s Amendment No. 1
                        Inc. and Avid Sportswear & Golf Corp.              to Form S-4 filed June 24, 2002

2.3                     Articles of Merger of Avid Sportswear & Golf       Incorporated by reference to Exhibit 2.03 to
                        Corp. with and into Merger Co., Inc.               Avid Sportswear & Golf Corp.'s Amendment No. 1
                                                                           to Form S-4 filed June 24, 2002

3.1                     Articles of Incorporation                          Incorporated by reference to Exhibit 3.05 to
                                                                           United Companies Corporation's Amendment No. 1
                                                                           to Form S-4 filed June 24, 2002

3.2                     Bylaws                                             Incorporated by reference to Exhibit 3.07 to
                                                                           United Companies Corporation's Amendment No. 1
                                                                           to Form S-4 filed June 24, 2002

10.1                    Share Exchange Agreement, dated March 23, 2004     Incorporated by reference to Exhibit 16.1 to
                        by and among United, Trebor Industries, Inc. and   Current Report on From 8-K filed April 9, 2004
                        Robert Carmichael

10.2                    Securities Purchase Agreement, dated April 2,      Incorporated by reference to Exhibit 10.2 to
                        2004 by and between United and Cornell Capital     United Companies Corporation's Registration
                        Partners, L.P.                                     Statement on Form SB-2 filed July 16, 2004

10.3                    Investor Registration Rights Agreement, dated      Incorporated by reference to Exhibit 10.3 to
                        April 2, 2004 by and between United and Cornell    United Companies Corporation's Registration
                        Capital Partners, L.P.                             Statement on Form SB filed July 16, 2004

10.4                    Security Agreement, dated April 2, 2004 by and     Incorporated by reference to Exhibit 10.4 to
                        between United and Cornell Capital Partners, L.P.  United Companies Corporation's Registration
                                                                           Statement on Form SB filed July 16, 2004

10.5                    Irrevocable Transfer Agent Instructions, dated     Incorporated by reference to Exhibit 10.5 to
                        April 2, 2004, by and among United, Cornell        United Companies Corporation's Registration
                        Capital Partners, L.P. and First American Stock    Statement on Form SB filed July 16, 2004
                        Transfer

10.6                    Escrow Agreement, dated April 2, 2004 by and       Incorporated by reference to Exhibit 10.6 to
                        among United, Cornell Capital Partners, L.P. and   United Companies Corporation's Registration
                        Butler Gonzalez, LP                                Statement on Form SB filed July 16, 2004

10.7                    Form of Secured Convertible Debenture              Incorporated by reference to Exhibit 10.7 to
                                                                           United Companies Corporation's Registration
                                                                           Statement on Form SB filed July 16, 2004

10.8                    Form of Warrant                                    Incorporated by reference to Exhibit 10.8 to
                                                                           United Companies Corporation's Registration
                                                                           Statement on Form SB filed July 16, 2004

10.9                    Standby Equity Distribution Agreement, dated       Incorporated by reference to Exhibit 10.9 to
                        April 2, 2004 by and between United and Cornell    United Companies Corporation's Registration
                        Capital Partners, L.P.                             Statement on Form SB filed July 16, 2004

10.10                   Registration Rights Agreement, dated April 2,      Incorporated by reference to Exhibit 10.10 to
                        2004 by and between United and Cornell Capital     United Companies Corporation's Registration
                        Partners, L.P.                                     Statement on Form SB filed July 16, 2004

10.11                   Escrow Agreement, dated April 2, 2004 by and       Incorporated by reference to Exhibit 10.11 to
                        among United, Cornell Capital Partners, L.P. and   United Companies Corporation's Registration
                        Butler Gonzalez, LP                                Statement on Form SB filed July 16, 2004

EXHIBIT NO.             DESCRIPTION                                        LOCATION
----------------------  -------------------------------------------------  ----------------------------------------------
10.12                   Placement Agent Agreement, dated April 2, 2004,    Incorporated by reference to Exhibit 10.12 to
                        by and among United, Cornell Capital Partners,     United Companies Corporation's Registration
                        L.P. and Newbridge Securities Corporation          Statement on Form SB filed July 16, 2004

10.13                   Irrevocable Transfer Agent Instructions, dated     Incorporated by reference to Exhibit 10.13 to
                        April 2, 2004 by and among United, Cornell         United Companies Corporation's Registration
                        Capital Partners, L.P. and First American Stock    Statement on Form SB filed July 16, 2004
                        Transfer

      (B)   REPORTS ON FORM 8-K.

      We filed a Current  Report on Form 8-K on April 9,  2004 with  respect  to
Item 2 - Acquisition or Disposition of Assets and Item 7 - Financial Statements and Exhibits.

      We filed a Current Report on Form 8-K on May 3, 2004 with respect to Item 4 - Change in Registrant's Certifying Accountant.

      We filed an amendment to a Current Report on June 23, 2004 with respect to
Item 2 - Acquisition or Disposition of Assets and Item 7 - Financial Statements and Exhibits, which amended our current Report on Form 8-K filed on April 9, 2004.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    August 11, 2004                UNITED COMPANIES CORPORATION

                                        By: /s/ Robert M. Carmichael
                                           -------------------------------------
                                            Robert M. Carmichael
                                            President, Chief Executive Officer,
                                            Chief Financial Officer and
                                            Principal Accounting Officer