Form 10QSB
period 2004-09-30
UNITED COMPANIES CORP
filed 2004-11-15
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(MARK ONE)

              |X| Quarterly Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934

                For the quarterly period ended SEPTEMBER 30, 2004

             |_| Transition report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                          COMMISSION FILE NO. 000-28321

                          UNITED COMPANIES CORPORATION
                 (Name of Small Business Issuer in Its Charter)


                 NEVADA                               88-0374969
                 ------                               ----------
       (State or Other Jurisdiction of            (I.R.S. Employer
        Incorporation or Organization)           Identification No.)


  940 N.W. 1ST STREET, FORT LAUDERDALE, FLORIDA         33311
  ---------------------------------------------         -----
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

      There were 114,126,575 shares of common stock outstanding as of November 1, 2004.

ITEM 1. FINANCIAL STATEMENTS

FINANCIAL INFORMATION

                          UNITED COMPANIES CORPORATION
                            CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                     ASSETS
Current assets
         Cash ............................................................   $    26,572
         Accounts receivable, net ........................................        38,664
         Inventory .......................................................       388,150
         Prepaid Expense and Other Current Assets ........................        45,089
                                                                             -----------
                   Total current assets ..................................       498,475
Fixed assets, net ........................................................        83,119
Other assets, net ........................................................        64,905
                                                                             -----------
Total assets .............................................................   $   646,499
                                                                             ===========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
         Accounts payable and accrued liabilities ........................   $   550,737
         Due to related parties ..........................................       712,893
         Customer deposits ...............................................        38,300
         Other liabilities ...............................................        45,665
         Loans payable - current portion .................................        14,330
                                                                             -----------
                   Total current liabilities .............................     1,361,925
Long-term liabilities
         Loans payable - long-term portion ...............................        43,960
         Convertible debenture ...........................................       375,000
                                                                             -----------
Total liabilities ........................................................     1,780,885
Commitments and contingencies ............................................            --
Stockholders' deficit
         Common stock; $0.001 par value; 250,000,000 shares authorized
           114,126,575 shares issued and outstanding .....................       114,127
         Additional paid-in capital ......................................       870,741
         Loan fees related to equity line of credit ......................      (290,000)
         Other receivable related to the issuance of common stock ........      (207,143)
         Accumulated deficit .............................................    (1,622,111)
                                                                             -----------
                   Total stockholders' deficit ...........................    (1,134,386)
                                                                             -----------
Total liabilities and stockholders' deficit ..............................   $   646,499
                                                                             ===========

                 See Accompanying Notes to Financial Statements

                          UNITED COMPANIES CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           Three Months Ended September 30   Nine Months Ended September 30
                                           ----------------------------------------------------------------
                                                 2004            2003            2004              2003
                                            -------------    -------------   -------------    -------------
Revenues ................................   $   1,097,981    $     964,692   $   2,270,346    $   1,908,623
Cost of revenues ........................         666,981          610,970       1,543,344        1,420,325
                                            -------------    -------------   -------------    -------------
        Gross profit ....................         431,000          353,722         727,002          488,298
Operating expenses
       Research and development costs ...          14,837           14,250          45,006           42,643
    Selling, general and administrative .         250,084          217,090         802,713          482,874
                                            -------------    -------------   -------------    -------------
                Total operating expenses          264,921          231,340         847,719          525,517
                                            -------------    ------------    -------------    -------------
        Gain (loss) from operations .....         166,079          122,382        (120,717)         (37,219)
Other (income) expense
        Other (income) expense ..........          (5,062)              20          (4,677)          (1,158)
        Interest expense ................          79,059           25,392         406,402           56,209
                                            -------------    -------------   -------------    -------------
            Total other expenses ........          73,997           25,412         401,725           55,051
                                            -------------    -------------   -------------    -------------
Net income (loss) before provision for ..          92,082           96,970        (522,442)         (92,270)
income taxes
Provision for income taxes ..............              --               --              --               --
                                            -------------    -------------   -------------    -------------
Net income (loss) .......................   $      92,082    $      96,970   $    (522,442)   $     (92,270)
                                            =============    =============   =============    =============
Basic loss per common share .............   $        0.00    $        0.00   $       (0.00)   $       (0.00)
                                            =============    =============   =============    =============
Diluted loss per common share ...........   $        0.00    $        0.00   $       (0.00)   $       (0.00)
                                            =============    =============   =============    =============
Basic and diluted weighted average common
        shares outstanding ..............   $ 114,126,575    $  95,000,000   $ 108,150,739    $  95,000,000
                                            =============    =============   =============    =============


                 See Accompanying Notes to Financial Statements

                          UNITED COMPANIES CORPORATION
                  CONDENSED STATEMENT OF STOCKHOLDERS' DEFECIT



                                                      Common Stock          Additional      Treasury
                                                      ------------
                                                  Shares       Amount    Paid-in Capital     Stock
                                               -----------   -----------   -----------    -----------
Balance, December 31, 2003 .................    95,000,000   $    95,000   $   270,846    $    (4,800)

Issuance of common stock for Acquisition
  of United Companies Corporation ..........    14,483,718        14,484      (238,807)            --

Cancellation of treasury stock .............            --            --        (4,800)         4,800
Net loss January 1 to March 31, 2003 .......            --            --            --             --
                                               -----------   -----------   -----------    -----------
Balance, March 31, 2004 (Unaudited) ........   109,483,718       109,484        27,239             --

Common stock issued for loan fees related to
   Standby Equity Distribution agreement ...     2,416,667         2,417       287,583             --

Common stock issued for other receivable ...     1,726,190         1,726       205,417             --

Common stock issued for services ...........       500,000           500         9,500             --

Beneficial conversion feature related to
   convertible debenture ...................            --            --       285,714             --



Net Loss April 1 to June 30, 2003 ..........            --            --            --             --
                                               -----------   -----------   -----------    -----------
Balance, June 30, 2004 (Unaudited) .........   114,126,575       114,127       815,453             --

Beneficial conversion feature related to
   convertible debenture ...................            --            --        55,288             --

Net Revenue July 1 to September 30, 2004 ...            --            --            --             --
                                               -----------   -----------   -----------    -----------
Balance September 30, 2004 (Unuadited)......   114,126,575   $   114,127   $   870,741    $        --
                                               ===========   ===========   ===========    ===========

                                                               Other
                                                Loan Fees      Receivable
                                               Related to    Related to the                   Total
                                               Equity Line    Issuance of     Accumulated   Stockholders'
                                                of Credit     Common Stock      Deficit       Deficit
                                               -----------    -----------    -----------    -----------

Balance, December 31, 2003 .................            --             --    $(1,099,669)   $  (738,623)

Issuance of common stock for Acquisition
  of United Companies Corporation ..........            --             --             --       (224,323)

Cancellation of treasury stock .............            --             --             --             --
Net loss January 1 to March 31, 2003 .......            --             --       (186,102)      (186,102)
                                               -----------    -----------    -----------    -----------
Balance, March 31, 2004 (Unaudited) ........            --             --     (1,285,771)    (1,149,048)

Common stock issued for loan fees related to
   Standby Equity Distribution agreement ...      (290,000)            --             --             --

Common stock issued for other receivable ...            --       (207,143)            --             --

Common stock issued for services ...........            --             --             --         10,000

Beneficial conversion feature related to
   convertible debenture ...................            --             --             --        285,714



Net Loss April 1 to June 30, 2003 ..........            --             --       (428,422)      (428,422)
                                               -----------    -----------    -----------    -----------
Balance, June 30, 2004 (Unaudited) .........      (290,000)      (207,143)    (1,714,193)    (1,281,756)

Beneficial conversion feature related to
   convertible debenture ...................            --             --             --         55,288

Net Revenue July 1 to September 30, 2004 ...            --             --         92,082         92,082
                                               -----------    -----------    -----------    -----------
Balance September 30, 2004 (Unaudited)......   $  (290,000)   $  (207,143)   $(1,622,111)   $(1,134,386)
                                               ===========    ===========    ===========    ===========


                 See Accompanying Notes to Financial Statements

                          UNITED COMPANIES CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                         Nine months ended September 30,
                                                                         -------------------------------
                                                                                2004          2003
                                                                         -------------   ---------------
Cash flows from operating activities:
         Net loss .......................................................   $(522,442)   $ (92,270)
         Adjustments to reconcile net loss to net
         cash provided by operating activities:
                  Depreciation and Amortization .........................      37,390       25,596
                  Stock based compensation ..............................      10,000           --
           Beneficial conversion feature related to convertible debenture     341,002           --
         Changes in operating assets and liabilities:
                  Change in accounts receivable, net ....................      12,936     (136,650)
                  Change in inventory ...................................     (54,811)      (5,118)
                  Change in prepaid expenses and other current assets ...     (45,089)      (5,000)
                  Change in other assets ................................     (70,763)          --
                  Change in bank overdraft ..............................     (26,299)     (23,163)
                  Change in accounts payable and accrued liabilities ....      (4,866)      (1,051)
                  Change in customer deposits ...........................      29,380      (49,731)
                  Change in billings in excess of cost and estimated
                           earnings on uncompleted contracts ............      (5,000)      33,188
                  Change in other liabilities ...........................       1,303      (29,718)
                                                                            ---------    ---------
                           Net cash provided by operating activities ....    (297,259)    (283,917)
Cash flows from investing activities:
         Change in due from related party
         Purchase of fixed assets .......................................     (13,448)      (1,952)
                                                                            ---------    ---------
                           Net cash used by investing activities ........     (13,448)      (1,952)
Cash flows from financing activities:
         Change in due to related parties ...............................     (19,037)     488,125
         Proceeds from borrowings on loans payable ......................     375,000           --
         Principal payments on loans payable ............................     (11,050)    (150,471)
         Principal payments on capital lease obligations ................      (7,634)     (10,816)
                                                                            ---------    ---------
                           Net cash provided by financing activities ....     337,279      326,838
                                                                            ---------    ---------
Net change in cash ......................................................      26,572       40,969
Cash, beginning of period ...............................................          --           --
Cash, end of period .....................................................   $  26,572    $  40,969
                                                                            =========    =========
Supplemental disclosure of cash flow information:
         Cash paid for interest .........................................   $   3,857    $  21,070
                                                                            =========    =========
Supplemental disclosure of non-cash financing activities
         Accounts payable and accrued liabilties assumed through
               acquistion of United Companies Corporation ...............   $ 224,324    $      --
                                                                            =========    =========
         Common stock issued for loan fees related to Standby Equity
                  Distribution Debenture ................................   $ 290,000    $      --
                                                                            =========    =========
         Common stock issued for other receivable .......................   $ 207,143    $      --
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

HISTORY - United Companies Corporation (UCC) was incorporated under the laws of Nevada on November 26, 2001 with authorized common stock of 250,000,000 shares with a par value of $0.001.

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

                          UNITED COMPANIES CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

ADVERTISING AND MARKETING COSTS - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Advertising and trade show expenses incurred for the nine months ended September 30, 2004 and 2003, were approximately $43,552 and $20,498, respectively.

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

As of September 2004, the Company has available net operating loss carryforwards that will expire in various periods through 2024. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

                          UNITED COMPANIES CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

The Company issued no stock, neither granted warrants nor options, to employees for compensation for the nine months ended September 30, 2004.

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

                          UNITED COMPANIES CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.    INVENTORY

Inventory consists of the following as of September 30, 2004:

                   Raw materials                    $208,167
                   Work in process                        --
                   Finished goods                    179,983
                                                    --------
                                                    $388,150
                                                    ========

3.    FIXED ASSETS

Fixed assets consist of the following as of June 30, 2004:

                   Furniture and equipment          $235,639
                   Leasehold Improvements              7,000
                                                    --------
                                                     242,639
                   Less: accumulated
                   depreciation and amortization     159,520
                                                    --------
                                                    $ 83,119
                                                    ========
4.    RELATED PARTY TRANSACTIONS


Due to related parties - Due to related parties consist of the following as of September 30, 2004:
Loan from the Company's Chief Executive Officer, unsecured, bearing interest at 10% per annum,
  and due on demand                                                                                          $510,091

Loan from an entity owned by the Company's Chief Executive Officer, unsecured,
  bearing interest at 10% per annum, and due on demand                                                        196,952

Loan from an entity owned by the Company's Chief Executive Officer, unsecured,
  bearing interest at 10% per annum, and due on demand                                                            458

Loan from the Company's Chief Executive Officer, unsecured, bearing interest at 10% per annum, principal-
  only payments of $5,000 per month, and due on demand                                                          5,392
                                                                                                             --------
                                                                                                             $712,893
                                                                                                             ========


INTEREST EXPENSE ON RELATED PARTY LOANS - The Company accrues interest monthly on the average outstanding balances of the related party loans at a rate of 10% per annum. The interest due is added to the respective related party loan accounts. Interest expense on related party loans for the nine months ended September 30, 2004 and 2003 approximated $55,190 and $36,988, respectively.

REVENUES - The Company sells products to an entity owned by the Company's Chief Executive Officer. Revenues earned from the entity for the nine months ended September, 2004 and 2003 were approximately $497,443 and $259,245, respectively.

                          UNITED COMPANIES CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

During January 2004, the Company entered into a Exclusive License Agreement with an entity owned by the Company's Chief Executive Officer to license the trademark "Brownies Third Lung". Under the Agreement the Company is required to pay the entity the greater of $15,000 per quarter or 2.5% of gross revenues.

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

For the nine months ended September 30, 2004, total royalty expense for the above agreements approximated $76,010.

LEASE EXPENSE - The Company leases its facility from an entity in which the Chief Executive Officer has an ownership interest. Lease expense for the nine months ended September 30, 2004 and 2003 was approximately $92,720 and $80,472, respectively.

5.    BILLINGS IN EXCESS OF COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Billings in excess of costs and estimated earnings on uncompleted contracts consist of the following as of September 30, 2004:

              Costs incurred on uncompleted contracts     $147,241
              Estimated earnings                            42,567
                                                          --------
                                                           189,808
              Less: billings to date                       189,808
                                                          --------
              Billings in excess of cost and estimated
                earnings on uncompleted contracts         $     --
                                                          ========

6.    OTHER LIABILITIES

Other liabilities totaling $45,665 as of September 30, 2004 consists of $10,000 remaining on a settlement with a government agency for payment of a fine, and $35,665 past due on payment of royalty expense. Under the government settlement agreement, the Company is required to make monthly payments ranging from $1,000 to $1,500 per month. The government liability is unsecured and payments continue until paid in full. The Company owned by the Chief Executive Officer that is owed the royalty payments, has granted the Company a default waiver and extension on payment until December 5, 2004.

                          UNITED COMPANIES CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.    LOANS PAYABLE


Loans payable consists of the following as of September 30, 2004:

Promissory note payable secured by a vehicle of the Company, bearing interest at
10.16%, due in monthly principal and interest payments of $553, due August 2007     $17,504

Promissory note payable secured by a vehicle of the Company, bearing no interest, due in monthly principal and interest payments of $349, which
matures November 2008                                                                17,449

Promissory note payable secured by a vehicle of the Company, bearing interest at
7.47%, due in monthly principal and interest payments of $513, which matures
October 2008                                                                         21,966

Promissory note payable to an individual, unsecured, bearing no interest, payable in monthly installments of $500, which matured January 2003. As of
December 31, 2002, the Company was in default, subsequently the Company began making variable payments in accordance with ongoing negotiations with the
individual during 2004                                                                1,371
                                                                                    -------
                                                                                     58,290

Less amounts due within one year:                                                    14,330
                                                                                    -------
Long-term portion of loan payable                                                   $43,946
                                                                                    =======

As of September 30, 2004, principal payments on the notes payable are as follows:


              September, 2004 through December 31, 2004    $ 4,778
              2005                                          14,197
              2006                                          15,122
              2007                                          15,021
              2008                                           9,172
                                                           -------
                                                           $58,290
                                                           =======

                          UNITED COMPANIES CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.    SECURED CONVERTIBLE DEBENTURE

On April 2, 2004, the Company issued a Secured Convertible Debenture to Cornell Capital Partners in the principal amount of $250,000. The convertible debenture is convertible into shares of our common stock as a price per share that is equal to the lesser of: (i) an amount equal to 120% of the closing bid price of our common stock as of the date of the convertible debenture or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of our common stock for the five trading days immediately preceding the conversion date. The convertible debenture accrues interest at a rate of 5% per year and is convertible at the holder's option. The convertible debenture has a term of 2 years and is secured by all of our assets. At the Company's option, the convertible debenture may be paid in cash or converted into shares of our common stock unless converted earlier by the holder. Except after an event of default, as set forth in the Secured Convertible Debenture Cornell Capital Partners is not entitled to convert such debenture for a number of shares of common stock of United in excess of that number of shares which, upon giving effect to the debentures if such conversion would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliated to exceed 4.99% of the outstanding shares of common stock of United. We have the right to redeem with fifteen (15) business days advance notice, a portion or all of the outstanding convertible debenture. The redemption price shall be one hundred twenty (120%) of the redeemed amount plus accrued interest. In addition, if United avails itself of the redemption right, United shall, concurrent with the redemption, issue warrants to the holder at a rate of 50,000 per $100,000 redeemed, pro-rata. The exercise price of the warrants shall be 120% of the closing bid price of United's common stock on the closing date. The warrants shall have "piggy-back" and demand registration rights and shall survive for two
(2) years from the closing date.

On July 23, 2004, the Company issued a second secured convertible debenture to Cornell Capital Partner, LP in the principal amount of $125,000. The convertible debenture has a term of 2 years with all the same terms and conditions of the first convertible debenture issued on April 2, 2004.

The Company recorded the estimated value of the conversion feature on the debentures issued April 2, 2004 and July 23, 2004 as interest expense totaling $285,714, and $55,288, respectively. Additionally, upon closing of the first and second debenture, the Company paid $38,542, and $11,198, (net of amortization expense of $11,458 and $1,302) in loan fees, respectively which were capitalized and reflected as part of other assets totaling $64,905 and will be expensed over the life of the debentures using the straight-line method.

9.    STANDBY EQUITY DISTRIBUTION AGREEMENT

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

In addition, the Company issued 2,416,667 shares of the Company's common stock in April 2004 for loan fees totaling $290,000 related to the Standby Equity Distribution Agreement beginning with the effective date which begins when the filed registration statement Form SB-2 is declared effective. The Company also issued an additional 1,726,190 shares of the Company's common stock in April 2004 to Cornell Capital in relation to the loan fee which exceeded the agreed upon fee of $290,000. Cornell Capital has agreed to return the shares and accordingly the Company recorded an other receivable related to the issuance of common stock totaling $207,143.

                          UNITED COMPANIES CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10.   COMMON STOCK REGISTRATION

On July 16, 2004, the Company filed a registration statement on Form SB-2 registering shares of common stock underlying secured convertible debentures and shares of common stock pursuant to a Standby Equity Distribution Agreement, dated April 2, 2004 with Cornell Capital Partners, LP. The registration statement became effective on August 9, 2004.

11.   COMMITMENTS AND CONTINGENCIES

PROPERTY LEASE AGREEMENT - The Company operates from a leased facility in which the Company's Chief Executive Officer has an ownership interest. The lease is non-cancelable and calls for an annual base rent of approximately $115,000 plus sales tax with a 10% base rent increase every 5 years. For the nine months ended September 30, 2004 and 2003, total rent expense for the leased facilities approximated $92,770 and $80,472, respectively.

EQUIPMENT LEASE AGREEMENT - The Company leases various office equipment under either a month to month basis or operating lease. Currently there is only one non-cancelable operating lease for such equipment. It is for a copier at a rate of $312.76 per month plus sales tax.

Future minimum lease payments required under such operating leases as of October
  1, 2004, are as follows:

               October 1 through December 31, 2004    $   29,688
               2005                                      122,506
               2006                                      122,506
               2007                                      122,506
               2008                                      122,506
               Thereafter                                559,586
                                                      ----------
                                                      $1,079,298
                                                      ==========

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

      BROWNIE'S THIRD LUNG, the consistent revenue leader for Brownie's, produces a line of Surface Supplied Diving products, commonly called hookah systems. These systems allow one to four divers to enjoy the marine environment without the bulk and weight of conventional SCUBA gear. We believe that Hookah diving holds greater appeal to families with children of diving age than does conventional SCUBA. The reduction of weight by eliminating the tank allows smaller divers, especially children, to participate more actively and enjoyably. In conjunction with the hookah systems, Brownie's Third Lung supplies a variety of other products to support this market. These products are predominantly sold through SCUBA diving retailers. A web-based training methodology is currently being developed to allow the consumer to initiate the required training for use of the system on their own schedule. It is anticipated that the final phase of the training will still be completed through traditional dive retailers and instructors, but the system will be sold to the non-diving public.

      BROWNIE'S TANKFILL also generates a significant portion of Brownie's revenues, through the design, installation and maintenance of yacht-based high-pressure and low-pressure compressors for diving on air and mixed gases. Many yacht owners enjoy the convenience and freedom of filling their own diving tanks with air, NITROX or custom mixed gases while out on cruise, freeing them from carrying extra cylinders or the need to locate a reputable source in various ports-of-call. Brownie's Tankfill specializes in the design and installation of high-end custom systems to do just that. From surveying the vessel for installation requirements to custom fabrication of the necessary components, Brownie's Tankfill provides all the services necessary to satisfy this market. Our goal is to attempt to reach owners of large vessels through OEM relationships.

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


FINANCIAL PERFORMANCE

      United has historically lost money. For the three months ended September 30, 2004, United had net income of $92,082. For the nine months ended September 30,2004 United recorded a net loss of $522,442. United's results of operations includes United's wholly-owned subsidiary Trebor Industries, Inc. acquired by a share exchange transaction on March 23, 2004. United's independent auditors have noted that United does not have significant cash or other material assets to cover its operating costs and to continue as a going concern. Accordingly, United will experience significant liquidity and cash flow problems if it is not able to raise additional capital as needed and on acceptable terms.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004, AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

      The following discussion of United's results of operations compares United's operations activities, which includes the results of operations for United's wholly owned subsidiary Trebor Industries, Inc., d/b/a Brownies Third Lung. The comparable figures are the results of operation of Trebor Industries, Inc., as United had no operation for such period.

      NET REVENUES. For the three months ended September 30, 2004, we had net revenues of $1,097,981 as compared to net revenues of $964,692 for the comparable period in 2003, an increase of $133,289 or 13.82%. This increase is attributable to an overall increase in hookah system and tank fill system sales in the third quarter of 2003, with the largest increase in July 2004. The primary increase is attributable to a custom tank fill sale in July 2004 that exceeded $300,000. The increase was diminished later in the quarter by a sales decline attributed to the effect of the three hurricanes that hit the coast of Florida during that time period.

      COST OF REVENUES. For the three months ended September 30, 2004, we had cost of revenues of $666,981, as compared to cost of revenues of $610,970 for the comparable period in 2003, an increase of $56,011 or 9.17%. This increase is primarily attributable to the net of a decrease in material costs of components used in the assembly of our hookah and tank fill systems, an increase in material costs as a result of higher quantity sales in the third quarter of 2004, an increase in allocated overhead, and an increase in direct labor.

      GROSS PROFIT. For the three months ended September 30, 2004, we had a gross profit of $431,000 as compared to a gross profit of $353,722 for the comparable period in 2003, an increase of $77,278 or 21.85%. This is primarily attributable to a decrease in material costs of components used in the assembly of our hookah and tank fill systems and an increase in sales in the third quarter of 2004.

      OPERATING EXPENSES. For the three months ended September 30, 2004, we had operating expenses of $264,921 as compared to operating expenses of $231,340 for the comparable period in 2003, an increase of $33,581 or 14.52%. This increase was primarily attributable to increased selling and administrative salaries, consulting fees, legal fees and accounting fees. The increased costs are mainly attributable to the increased costs associated with being a public, reporting entity (comparative Trebor 2003 amounts are for a non-public entity).

      INTEREST EXPENSE. For the three months ended September 30, 2004, we had interest expense of $79,059, as compared to interest expense of $25,392 for the comparable period in 2003, an increase of $53,667 or 211.35%. This net increase is primarily a result of the $55,288 increase due to the interest recorded by the Company on the estimated value of the conversion feature of the second secured convertible debenture issued on July 23, 2004, an approximate $5,000 decrease in interest resulting from interest recorded and paid in the 3rd quarter 2003 on a note that matured, an approximate $5,000 increase related to the daily interest accruing on the two convertible debentures held in the 3rd quarter of 2004 that did not exist in 2003, and a decrease of $2,135 from a nonrecurring interest payment made to a governmental agency in the third quarter of 2003 and not in 2004.

      NET PROFIT. For the three months ended September 30, 2004, we had a net profit of $92,082, as compared to a net profit of $96,970 for the comparable period in 2003, a decrease of $4,888 or 5.04%. This decrease is primarily the result of a net increase in gross profit of $77,278 reduced by the increase in interest expense of $55,288 as a result of recognizing the estimated conversion feature on the secured convertible debenture issued July 23, 2004, further reduced by an increase in selling, general and administrative expenses. The increased selling, general and administrative expenses are primarily in the area of selling and administrative salaries, consulting fees, legal fees and accounting fees. These increased costs are mainly attributable to the increased costs associated with being a public, reporting entity (comparative Trebor 2003 amounts are for a non-public entity).


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004, AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

      The following discussion of United's results of operations compares United's operations activities, which includes the results of operations for United's wholly owned subsidiary Trebor Industries, Inc., d/b/a Brownies Third Lung. The comparable figures are the results of operation of Trebor Industries, Inc., as United had no operation for such period.

      NET REVENUES. For the nine months ended September 30, 2004, we had net revenues of $2,270,346, as compared to net revenues of $1,908,623 for the comparable period in 2003, an increase of $361,723 or 18.95%. This increase is attributable to an increase in hookah system and tank fill system sales in the second and third quarters of 2004. The Company attributes the sales increase in the second quarter of 2004 to stepped up marketing and sales efforts to promote preseason sales. The primary increase in the third quarter of 2004 is attributable to a custom tank fill sale in July 2004 that exceeded $300,000. The increase was diminished later in the third quarter by a sales decline attributed to the effect of the three hurricanes that hit the coast of Florida during that time period.

      COST OF REVENUES. For the nine months ended September 30, 2004, we had cost of revenues of $1,543,344 as compared to cost of revenues of $1,420,325 for the comparable period in 2003, an increase of $123,019 or 8.66%. This increase is primarily attributable to the net of a decrease in material costs of components used in the assembly of our hookah and tank fill systems, an increase in material costs as a result of higher quantity sales in the second quarter of 2004, an increase in overhead, and an increase in direct labor.

      GROSS PROFIT. For the nine months ended September 30, 2004, we had gross profit of $727,002, as compared to gross profit of $488,298 for the comparable period in 2003, an increase of $238,704 or 48.88%. This is primarily attributable to a decrease in material costs of components used in the assembly of our hookah and tank fill systems.

      OPERATING EXPENSES. For the nine months ended September 30, 2004, we had operating expenses of $847,719, as compared to operating expenses of $525,517 for the comparable period in 2003, an increase of $322,202 or 61.31%. This increase was primarily attributable to increased selling and administrative salaries, consulting fees, legal fees and accounting fees. The increased costs were incurred mainly in conjunction with the share exchange transaction between United and Trebor Industries, Inc consummated on March 23, 2004, a secured convertible debenture transaction entered into on April 2, 2004, a Standby Equity Distribution Agreement entered into on April 2, 2004, newly ongoing costs associated with now being a public, reporting entity (comparative Trebor 2003 amounts are for a non-public entity), and the filing of a Registration Statement on Form SB-2 with the United States Securities and Exchange Commission on July 16, 2004.

      INTEREST EXPENSE. For the nine months ended September 30, 2004, we had interest expense of $406,402, as compared to interest expense of $56,209 for the comparable period in 2003, an increase of $350,193 or 623.02%. This increase is primarily attributable to recording approximately $340,000 in interest for the intrinsic value of the conversion feature of the two debentures recorded in 2004, $285,714 and $55,288 recorded in the second and third quarters, respectively. The remaining difference is a net of an increase in interest due to payments being made on new vehicles purchased toward the end of 2003, decrease due to interest paid to a governmental agency in 2003 not reoccurring in 2004, and an increase in interest from interest accruing on the two convertible debentures issued in 2004.

      NET LOSS. For the nine months ended September 30, 2004, we had a net loss of $522,442, as compared to a net loss of $92,270 for the comparable period in 2003, an increase of $430,172 or 466.21%. This increase is predominantly attributable to the increase in interest expense of $350,193. The remaining increase is attributable to the increased operating expenses resulting from the share exchange transaction between United and Trebor Industries, Inc consummated on March 23, 2004, a Secured Convertible Debenture issued on April 2, 2004, a Standby Equity Distribution Agreement entered into on April 2, 2004, newly ongoing costs associated with now being a public, reporting entity (comparative Trebor 2003 amounts are for a non-public entity), and the filing of a Registration Statement on Form SB-2 with the United States Securities and Exchange Commission on July 16, 2004.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2004, the Company had cash and current assets of $498,475. As of September 30, 2004, we had current liabilities of $1,361,925, consisting of accounts payable and accrued liabilities $550,737, due to related parties of $712,893, customer deposits of $38,300, other liabilities of $45,665 and loans payable-current portion of $14,330. As of September 30, 2004, we had a working capital deficit of $863,450. Historically our revenues increase substantially in the second and third quarters of the year, but it currently appears that external financing will be necessary to fund our operations for the foreseeable future. In the absence of outside financing, we believe that we have sufficient cash, receivable collections and projected sales to operate for approximately 6 months. This projection is based on estimated sales.

      On April 2, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically issue and sell shares of our common stock for a total purchase price of $5 million. If we request advances under the Standby Equity Distribution Agreement, Cornell Capital partners will purchase shares of common stock of United for 95% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the advance notice date. Cornell Capital Partners will retain 5% of each advance under the Standby Equity Distribution Agreement. We may not request advances in excess of a total of $5 million. The maximum of each advance is equal to $100,000, and up to a maximum of $400,000, in the aggregate, in any thirty-day period. On July 16, 2004, we filed a registration statement on Form SB-2 registering shares of common stock pursuant to the Standby Equity Distribution Agreement. On August 9, 2004, the SB-2 registration became effective, thus allowing us access under the credit facility. To-date the Company has not taken any draws against the Equity Line.

      As of April 2, 2004, we issued a Secured Convertible Debenture to Cornell Capital Partners in the principal amount of $250,000. The convertible debenture is convertible into shares of our common stock as a price per share that is equal to the lesser of: (i) an amount equal to 120% of the closing bid price of our common stock as of the date of the convertible debenture or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of our common stock for the five trading days immediately preceding the conversion date. The convertible debenture accrues interest at a rate of 5% per year and is convertible at the holder's option. The convertible debenture has a term of 2 years and is secured by all of our assets. At United's option, the convertible debenture may be paid in cash or converted into shares of our common stock unless converted earlier by the holder. Except after an event of default, as set forth in the Secured Convertible Debenture be entitled to convert such debenture for a number of shares of common stock of United in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliated to exceed 4.99% of the outstanding shares of common stock of United. On July 23, 2004, we issued a second Secured Convertible Debenture in the principal amount of $125,000, with the same terms and conditions as the Secured Convertible Debenture issued on April 2, 2004, as described above.


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

      WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

      On March 23, 2004, United entered into a share exchange transaction with Trebor Industries, Inc., d/b/a Brownie's Third Lung and Robert Carmichael. Pursuant to this share exchange transaction, United acquired all of the issued and outstanding capital stock of Trebor Industries and Trebor Industries became a wholly-owned subsidiary of United. Trebor Industries designs, manufactures and sells surface-supplied air units for the recreational diving industry. We have a history of losses. We have incurred a cumulative operating loss since inception and had an accumulated deficit of $1,622,111 as of September 30, 2004. For the three and nine month periods ended September 30, 2004, we had net income of $92,082 and a net loss of $522,422, respectively. Brownie's incurred a net loss of $187,609 for the year ended December 31, 2003 and had net income of $2,747 for the year ended December 31, 2002.

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

      WE MAY NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS

      As of September 30, 2004, we had $26,572 of cash on hand and our total current assets were $498,475. Our current liabilities were $1,361,925 as of September 30, 2004. We will need to raise additional capital to fund our anticipated operating expenses. Among other things, external financing may be required to cover our operating costs. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. As of November 1, 2004, to achieve our sales growth plan, we estimate that we will require $2,500,000 to fund our anticipated operating expenses for the next twelve months. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      WE ARE SUBJECT TO A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON SEPTEMBER 30, 2004 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES

      We had a working capital deficit of $863,450 at September 30, 2004, which means that our current liabilities as of that date exceeded our current assets by $863,450. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on September 30, 2004 were not sufficient to satisfy all of our current liabilities on that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit we may have to raise capital or debt to fund the deficit.

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

      In addition, there is an inverse relationship between the price of our common stock and the number of shares of common stock which will be issued under the Standby Equity Distribution Agreement. Based on our recent stock price of $0.02, we would have to issue to Cornell Capital Partners 263,157,895 shares of our common stock in order to draw down the entire $5 million available to us under the Standby Equity Distribution Agreement. On July 16, 2004, we filed with the United States Securities and Exchange Commission a registration statement on Form SB-2, which was declared effective August 9, 2004, registering 118,000,000 shares of our common stock under the Standby Equity Distribution Agreement. Our Articles of Incorporation currently authorize United to issue 250 million shares and, as of November 1, 2004, we had 114,126,575 shares of common stock issued and outstanding. In the event we desire to draw down any available amounts remaining under the Standby Equity Distribution Agreement after we have issued the 118,000,000 shares that we registered in the Form SB-2, we will have to obtain shareholder approval to amend our Articles of Incorporation to increase our authorized shares of common stock and file a new registration statement to cover such additional shares that we would issue for additional draw downs on the Standby Equity Distribution Agreement. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources other than our Standby Equity Distribution Agreement. Therefore, if we are unable to draw down on our Standby Equity Distribution Agreement, we may be forced to curtail or cease our business operations.

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

      OUR FAILURE TO OBTAIN INTELLECTUAL PROPERTY PROTECTION AND ENFORCE OUR RIGHTS WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

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

      THE MANUFACTURE AND DISTRIBUTION OF RECREATIONAL DIVING EQUIPMENT COULD RESULT IN PRODUCT LIABILITY CLAIMS

      We, like any other retailer, distributor and manufacturer of products that are designed for recreational sporting purposes, face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. Such claims may include, among other things, that our products are designed and/or manufactured improperly or fail to include adequate instructions as to proper use and/or side effects, if any. We do not anticipate obtaining contractual indemnification from parties-supplying raw materials, manufacturing our products or marketing our products. In any event, any such indemnification if obtained will be limited by our terms and, as a practical matter, to the creditworthiness of the indemnifying party. We carry product liability insurance with the limits $1,000,000 per occurrence and $2,000,000 in the aggregate. In the event that we do not have adequate insurance or contractual indemnification, product liabilities relating to defective products could have a material adverse effect on our operations and financial conditions, which could force us to curtail or cease our business operations.


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

                                     PART II


ITEM 1. LEGAL PROCEEDINGS

      The following legal proceedings pertain to Trebor Industries, Inc., which became a wholly-owned subsidiary on March 23, 2004 pursuant to the Share Exchange Agreement among United, Trebor Industries, Inc. and Robert Carmichael:

1.    Case No.: 04 CV 3546 (RJH)(DF): Ocean Managmenet Systems, Inc..,
      Plaintiff,

v. Trebor Industries, Inc. d/b/a Halcyon; Halcyon Manufacturing Inc.; Global Underwater Explorers, Inc.; Jarrod Jablonski and Robert Carmichael, Defendants.

      This lawsuit alleges that an action by Halcyon violates a settlement agreement between Trebor Industries, Inc. and Ocean Management Systems, Inc. As Halcyon and Trebor Industries, Inc. are separate companies with independent management, it is the opinion of Trebor that this action does not pertain to them. United plans to actively seek dismissal from this case.


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

      As of April 2, 2004, we issued a Secured Convertible Debenture to Cornell Capital Partners in the principal amount of $250,000. The convertible debenture is convertible into shares of our common stock as a price per share that is equal to the lesser of: (i) an amount equal to 120% of the closing bid price of our common stock as of the date of the convertible debenture or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of our common stock for the five trading days immediately preceding the conversion date. The convertible debenture accrues interest at a rate of 5% per year and is convertible at the holder's option. The convertible debenture has a term of two
(2) years and is secured by all the assets of United. At United's option, the convertible debenture may be paid in cash or converted into shares of our common stock unless converted earlier by the holder. Except after an event of default, as set forth in the Secured Convertible Debenture Cornell Capital Partners is not entitled to convert such debenture for a number of shares of common stock of United in excess of that number of shares which, upon giving effect to the debentures if such conversion would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliated to exceed 4.99% of the outstanding shares of common stock of United. United has the right to redeem with fifteen (15) business days advance notice, a portion or all of the outstanding convertible debenture. The redemption price shall be one hundred twenty percent (120%) of the redeemed amount plus accrued interest. In addition, if United avails itself of the redemption right, United shall, concurrent with the redemption, issue warrants to the holder at a rate of 50,000 per $100,000 redeemed, pro-rata. The exercise price of the warrants shall be 120% of the closing bid price of United's common stock on the closing date. The warrants shall have "piggy-back" and demand registration rights and shall survive for two
(2) years from the closing date.

      On July 23, 2004, United issued a second Secured Convertible Debenture for the term of two (2) years in the principal amount of $125,000. The terms and conditions of the second debenture are the same as those for the Secured Convertible Debenture in the principal amount of $250,000 issued to Cornell Capital Partners on April 2, 2004 as described above.

      On April 14, 2004, United issued 500,000 shares to Earl Ingarfield in connection with a consulting agreement dated January 15, 2004. The Company recorded this as a consulting fee in the amount of $10,000.

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

      (d)    None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


ITEM 5. OTHER INFORMATION

      Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (A)    EXHIBITS.


EXHIBIT NO.      DESCRIPTION                                        LOCATION
-----------      ----------------------------------------------     ----------------------------------------------
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

3.2              Bylaws                                             Incorporated by reference to Exhibit 3.04 to
                                                                    the Registration Statement on Form 10-SB

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




EXHIBIT NO.      DESCRIPTION                                        LOCATION
-----------      ----------------------------------------------     ---------------------------------------------------------


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

Date:    November 12, 2004       UNITED COMPANIES CORPORATION

                                  By:  /S/ Robert M. Carmichael
                                     -------------------------------------------
                                           Robert M. Carmichael
                                           President, Chief Executive Officer,
                                           Chief Financial Officer and
                                           Principal Accounting Officer