Form 10KSB
period 2004-12-31
UNITED COMPANIES CORP
filed 2005-03-31
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(MARK ONE)

            |X| Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2004

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
      (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
       Incorporation or Organization)

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

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class             Name of each exchange on which registered
           None                                      None
           ----                                      ----


           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock
                                  ------------
                                (Title of class)

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or amendment to Form 10-KSB. | |

      The Company's revenues during its most recent fiscal year were $2,974,377.

      The aggregate market value of the Company's voting stock held by non-affiliates as of March 29, 2005 was approximately $1,219,337 based on the average closing bid and asked prices of such stock on that date as quoted on the Over-the-Counter Bulletin Board. There were 116,127,337 shares of common stock outstanding as of March 29, 2005.

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

      United Companies Corporation, a Nevada corporation, is a publicly traded company on the Over-the-Counter Bulletin Board. Through its wholly owned subsidiary, Trebor Industries, Inc., d/b/a Brownie's Third Lung, a Florida corporation, United does business under the name "Brownie's Third Lung." Brownie's designs, tests, manufactures and distributes recreational hookah diving, yacht based SCUBA air compressor and Nitrox Generation Systems, and a line of SCUBA and water safety products targeted at the public safety diver and recreational boating markets. Brownie's sells its main product lines, BROWNIE'S THIRD LUNG, BROWNIE'S TANKFILL, and BROWNIE'S PUBLIC SAFETY from its factory in Fort Lauderdale, Florida.

      BROWNIE'S THIRD LUNG, the consistent product line revenue leader for Brownie's, is a line of Surface Supplied Diving products, commonly called hookah systems. These systems allow one to four divers to enjoy the marine environment without the bulk and weight of conventional SCUBA gear. We believe that Hookah diving holds greater appeal to families with children of diving age than does conventional SCUBA. The reduction of weight by eliminating the tank allows smaller divers, especially children, to participate in diving more actively and enjoyably. In conjunction with the hookah systems, Brownie's Third Lung supplies a variety of other products to support this market. These products are predominantly sold through SCUBA diving retailers; however, Brownie's anticipates expanding its market to include sporting goods and boating retailers as well via a web-based training program for non-certified individuals. This program, scheduled for release April 1, 2005 will allow consumers to initiate the required training for use of the system on their own schedule. It is anticipated that the final phase of this training will be completed through traditional dive retailers and instructors, but the system will be sold to the non-diving public

      The BROWNIE'S TANKFILL product line also generates a significant portion of Brownie's revenues through the design, installation and maintenance of yacht-based high-pressure and low-pressure compressors for diving on air and mixed gases. Many yacht owners enjoy the convenience and freedom of filling their own diving tanks with air, NITROX or custom mixed gases while out on cruise, freeing them from carrying extra cylinders or the need to locate a reputable source in various ports-of-call. From surveying the vessel for installation requirements to custom fabrication of the necessary components, we believe that Brownie's Tankfill provides all the services necessary to satisfy this market. Brownie's Tankfill is currently exploring relationships with yacht builders to allow shipyards to market and sell the Brownie's Tankfill systems. We believe that every large vessel currently in service, being re-fitted or built, is a potential customer. Reaching these customers through OEM relationships has become our goal, and efforts are currently in process toward this end. Brownie's has presented an OEM package to the major yacht builders attending the most recent Fort Lauderdale International Boat Show, the Yacht and Brokerage Show in Miami, and the Palm Beach Boat Show in West Palm Beach. In the first quarter of 2005, two large builders had already signed on. Brownie's anticipates continuing to market this program through shows and direct contact throughout 2005.

      The BROWNIE'S PUBLIC SAFETY product line provides integrated and stand-alone flotation and emergency/rescue equipment for use by fire departments and other government agencies in their on-water/near-water activities. "Rescue, not Recovery" is the marketing slogan for this division, and the driving force behind development of our products. We believe municipalities and government agencies can increase their own safety while responding more quickly in emergencies through the use of our products. Brownie's Public Safety is our newest product line and one that we believe has large growth potential. We are increasing our marketing efforts in the current year to raise awareness of the products we offer.

      Since April 16, 2004, Mr. Robert Carmichael has served as President, Acting Principal Accounting Officer and Acting Chief Financial Officer of United. From March 23, 2004 to April 26, 2004, Mr. Carmichael served as United's Executive Vice-President and Chief Operating Officer. Mr. Carmichael has operated Trebor Industries, Inc. as its President since 1986. Mr. Carmichael is either the owner or co-owner of several companies that hold numerous patents that are used by Trebor Industries, Inc. and several other major companies in the diving industry. Prior to the share exchange transaction with Trebor, United had no on-going operations. United had been seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses.

      United Companies Corporation, a Nevada corporation, entered into a Share Exchange Agreement, dated March 23, 2004, by and among United, Trebor Industries, Inc., d/b/a Brownie's Third Lung, a Florida corporation, and Robert Carmichael. Pursuant to the Share Exchange Agreement, Mr. Carmichael exchanged 377 shares of common stock, par value $1.00 per share, of Trebor, which constituted all of the issued and outstanding shares of capital stock of Trebor, for 95,000,000 shares of common stock, par value $0.001 per share, of United. Pursuant to the Share Exchange Agreement, Trebor became a wholly owned subsidiary of United.

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

OUR PRODUCTS, SERVICES AND WEBSITES

      Brownie's Third Lung, Surface Supplied Air (SSA), Hookah, (Low Pressure Units), browniedive.com

      Brownie's Third Lung products include: commercial/recreational surface supplied air units (gasoline and electric), commercial surface supplied air units (gas and electric), pressurized snorkel (battery), egressor packages and regulators, hookah hoses and regulators, drop weight cummerbelt, dive weight belts, SeaDoo Sea Scooters, twin-trim, diving hose, diving kits, dive hose connections, replacement SSA engines, compressors, miscellaneous service parts, SSA accessories, including, but not limited to, gear bags, "dog" (lobster) snares, and keel and trim weight packages. In addition, Brownies services and repairs all units it manufactures.

      Brownie's Tankfill, Tankfill Systems (High And Low Pressure Units), Tankfill.com

      Brownie's Tankfill products include: YachtPro(TM) automated compressors (light to heavy-duty service capacity), marine basic compressors (light-duty service capacity), Bauer portable compressors (light-duty service capacity), custom tankfill and nitrox generation systems for yachts, Nitroxmakers(TM), four-way fill manifolds, remote fill control panels, high pressure storage/cascade systems, custom tank racks, Kaeser low pressure compressors and components, E-Reel diving systems, hookah diving compressor for boat installation. Brownie's Tankfill design and engineering services include, but are not limited to: AutoCAD, nitrox generation, and custom gas mixing. In addition, we repair and service all of our high pressure products, as well as high pressure products manufactured by others.

      Brownie's  Public  Safety,   Public  Safety  Dive  Gear  and  Accessories,
browniespublicsafety.com

      Brownie's Public Safety Products include: SHERPA, HELO systems, Rapid Entry System (RES), garment integrated personal flotation device (GI-PFD), fast float system, personal life raft, surf shuttle, lift bags, as well as various other safety related accessories.

CUSTOMERS

      We are predominantly a wholesale distributor to retail dive stores, marine stores, and shipyards. This includes approximately 463 independent Brownie dealers. In addition, we retail our products to boat owners, recreational divers and commercial divers. Our largest customer and Brownie dealer is Brownie's Southport Diver (BSD), an entity owned by the brother of Robert Carmichael, our President, Chief Executive Officer and sole Director. Sales to BSD for the years ended December 31, 2004 and 2003 represented, 21.7% and 16.5%, respectively, of total Company sales. No other single customer represents greater than 10% of our current or projected revenue for standard re-occurring business. Individual custom tankfill system sales may, from time to time, represent a significant concentration of revenue; however, this business is on a customer-by-customer basis and is of a non-reoccurring nature.

RAW MATERIALS

      Principal raw materials for our business include machined parts such as rods, pistons, bearings, hoses, regulators, compressors, engines, high-pressure valves and fittings, sewn goods, and various plastic parts, including pans, covers, intake staffs, and quick release connections. Principal suppliers of these materials to us are Kuriyama, Advantage Plastics of New York, Gates Rubber, Romi, Anderson Metals, East Coast Plastics, Mile Marker, Bauer, Leeson Electric, Sagittarius, Rietschle Thomas Industries, Roberts Supply, Robin America Subaru, and Florida Fluid Systems Technology Inc. Most materials are readily available from multiple vendors. Some materials require greater lead times than others. Accordingly, we strive to avoid out of stock situations through careful monitoring of these inventory lead times, and through avoiding single source vendors whenever possible.

COMPETITION

We consider the most significant competitive factors of our business to be low prices, shopping convenience, variety of availability of products, knowledgeable sales personnel, rapid and accurate fulfillment of orders, and prompt customer service. We currently recognize one significant competitor in Hookah sales and two significant competitors in high pressure tankfill sales. Products from the Hookah competitor and those from one of the tankfill competitors are very similar to ours as the principals in both received their training in the industry at Brownie's. Brownie's other competitor in high pressure tankfill is a large multi-national company that does not offer significant customization, thereby we believe reducing our head-to-head competition in many cases. Particularly in the Brownie's Tankfill line of high-end custom yacht packages, we believe that we have very little competition.

      Overall, we are operating in a moderately competitive environment. We believe that the price structure for all the products we distribute compare favorably with the majority of our competitors based on quality and available features. While certain of our competitors offer lower prices on some similar products, we believe that few can offer products and services which are comparable to those of ours in terms of convenience, available features, reliability, and quality. In addition, most of our competitors offer either high or low-pressure products and services, while we believe we are able to fulfill both needs.

PERSONNEL

      We currently have seventeen (15) full time employees at our facility in Fort Lauderdale, Florida. Nine (9) of these employees are classified as administrative or management, and six (6) are classified as non-exempt factory or administrative support. We utilize consultants when needed in the absence of available in-house expertise. Our employees are not covered by a collective bargaining agreement.

SEASONALITY

      The current main product lines of our business, Brownie's Third Lung and Brownie's Tankfill, are seasonal in nature. The peak season for Brownie's Third Lung's products is the second and third quarters of the year. The peak season for Brownie's Tankfill's products is the fourth and first quarters of the year. Because the corresponding seasons complement one another, we are able to shift cross-trained factory and warehouse personnel between the two product lines as needed. Thus, we are able to avoid the down time normally associated with a seasonal business.


SOME OF THE COMPANY'S PRODUCTS IN DEPTH

      A. SURFACE SUPPLIED AIR SYSTEM: Brownie's Third Lung produces a line of surface supplied diving products, commonly called hookah systems. These systems allow one to four divers to enjoy the marine environment up to 90 feet without the bulk and weight of conventional SCUBA-gear. We believe that hookah diving holds greater appeal to families with children of diving age than does conventional SCUBA. The reduction of weight by eliminating the tank allows smaller divers, especially children, to participate in diving more actively and enjoyably. The design of our product also reduces the effort required to both transport and use it. We believe the PELETON(TM) Hose System revolutionizes hose management for recreational surface supplied diving. It reduces the work required of any single diver by dispersing the load over the entire group. We use a single, larger diameter hose as a main downline with up to four individual hoses attached to it. This configuration not only reduces the weight and bulk of the hose required, but also reduces drag and entanglement. An entire line of deck-mounted systems is available for commercial applications that demand extremely high performance. In addition to the gasoline-powered units, a series of electric powered systems is also available for light to commercial duty. Powered by battery for portability or household current for virtually unlimited dive duration, these units are used primarily by businesses that work in a marine environment.

      B. E-REEL AND BUILT-IN BATTERY SYSTEMS: Brownie's has developed two surface supplied air products intended to make boat diving even easier. The Built-in Battery System builds a battery powered electric unit into the boat, which eliminates the need to transport the compressor/motor assembly. The need for a flotation tube is also removed, as the boat itself serves in that capacity. The E-Reel advances this idea by adding a reel system to provide compact storage of up to 150 feet of hose. Boaters can perform their own in-water maintenance and inspections, or just dive for enjoyment. The hose is manually pulled from the reel supporting up to two divers to a depth of fifty feet. When the dive is complete, the hose is automatically recoiled and stowed by the simple activation of a switch.

      C. KAYAK DIVING HOSE KITS: This product allows the use of a conventional SCUBA cylinder, but does not require the diver to wear it. The cylinder remains above the surface, in a kayak or boat, and a hose ranging from 20 to 150 feet allow the diver to explore the surrounding area.

      D. DROP WEIGHT CUMMERBELT: The patented Drop Weight Cummerbelt is available with all our diving systems, and brings a new dimension to weighting systems. The belt will accommodate waist sizes from 24 to 54 inches and is depth compensating. It features two pockets, each capable of holding up to 10 pounds of block or shot weight. Each pocket can be instantly released by either hand, allowing the diver to achieve positive buoyancy in an emergency while retaining the belt itself. Additionally, the design of this belt provides for expanded capability. By adding an optional sleeve that zips onto the back of the belt, an egress, or bailout system, can be added. The Egressor Add-on Kit contains the sleeve, a 6 or 13 cubic foot SCUBA cylinder, and a SCUBA regulator. In addition to the added safety inherent in this design, many other uses for this present themselves, such as propeller clearing, overboard item retrieval and pool maintenance, to name only a few.

      E. BELL BOTTOM FLAG BAG (BBFB): A unique, patented product providing the diver with a collection bag at depth, a marker (floating flag) at the surface and a lifting device independent of the diver as well as an ascent safety device. This product allows the diver to minimize the amount of gear needed for safety or the harvest of seafood.

      F. BC KEEL(TM) Counterweight System: We believe that this is a revolutionary ballast system designed to offset the inherent buoyancy of a SCUBA tank and provide the diver with a more reliable "face-up" surface position. The product received the "Editor's Choice" award in the October 1997 issue of the industry's largest publication (Skin Diver). The soft version of the BC KEEL(TM) allows the diver to choose between 1 and 8 pounds of fixed ballast securely fastened to the tank in such a position as to create maximum rotational efficiency with the absolute minimum of weight.

      G. TANKFILL COMPRESSORS: Many yacht owners enjoy the convenience and freedom of filling their own diving tanks with air, nitrox or custom mixed gases while out on cruise, freeing them from carrying extra cylinders or the need to locate a reputable source in various ports-of-call. Brownie's Tankfill specializes in the design and installation of high-end custom systems to do just that. From surveying the vessel for installation requirements to custom fabrication of the necessary components, we believe that Brownie's Tankfill provides all the services necessary to satisfy this market. We believe that every large vessel currently in service, being re-fitted or built is a potential customer. Reaching these customers through OEM relationships has become our goal, and efforts are currently in process toward this end. Brownie's has presented an OEM package to the major yacht builders attending the Fort Lauderdale International Boat Show held in the Yacht and Brokerage Show in Miami, and the Palm Beach Boat Show in West Palm Beach. In the first quarter of 2005, two large builders had already signed on. Brownie's anticipates continuing to market this program through shows and direct contact throughout 2005.

      Our light duty compressor, the Marine Basic, is specifically designed and built to withstand the marine environment with all components and hardware impervious to spray from the elements. The YachtPro(TM) series contains models for both light to medium-duty applications, such as recreational divers and small groups, and heavy-duty use as found on research vessels, commercial operations and live-aboard dive boats. All YachtPro(TM) models come with the Digital Frequency Drive, which is a Brownie's Tankfill innovation. The Digital Frequency Drive eliminates the spike previously experienced in starting the compressor, eliminating the need to ration the boat's electrical usage by shutting down components when the compressor is needed. Brownie's utilizes an AutoCAD industrial drawing program to design, engineer and maintain drawings of its various products. Our custom design work is done in-house for major product installations and in conjunction with other entities.

      H. NITROXMAKER(TM): We believe Nitrox has become the gas of choice for informed recreational diving the world over. What was once only available from land based gas mixing facilities is now easily accessible to the yacht diver. With a Brownie's NitroxMaker(TM), the user simply dials-in a desired oxygen level from 21% to 40%, eliminating the need to transport and handle pure oxygen. The resulting diving gas mix is monitored with digital oxygen analyzers, removing the calculations required to blend or mix the gas.

      I. RAPID ENTRY SYSTEM (RES) AND HELO SYSTEM: The Brownie's Public Safety product line exists to address the needs of the public safety dive market. The inherent speed and ease of donning our Drop Weight Cummerbelt with Egressor Add-on Kit identified it as a choice for rapid response for water-related emergencies. A first-responder or officer on-scene could initiate the location and extraction of victims, while the dive team is en-route. This could save valuable time and increase the chances for survival of victims. The RES is a small SCUBA system that can be quickly donned over clothes, usually in less than sixty seconds. Its small size allows it to be stored in areas that would not accommodate a full set of SCUBA gear. The 13 cubic foot aluminum tank can provide up to 15 minutes of air at the surface. The air cell remains stowed under the protective cover and can be partially inflated to achieve positive flotation. The cover's specially designed break-away zipper bursts open to provide instant inflation yet "heals" and can be repacked and fastened quickly in the field. The HELO offers all the same features, but has been specially designed and modified for rescue divers working from helicopters. By placing the cylinder in the front and adding leg straps, the HELO allows divers to use the standard seating configurations. The advantages of this system over full sized SCUBA rigs are increased mobility for the diver and diminished space requirements for the gear. Since the bottle is mounted at the diver's waist, he can more easily control his gear during deployment, further adding to the comfort and safety.

MARKET DATA

      The Company operates in both the SCUBA Diving Industry and the Marine Industry. Below is a brief discussion of the general market data for both industries:

      SCUBA DIVING INDUSTRY

      The following information is based on the most recent data available on the Professional Association of Dive Instructors' (PADI) website, www.padi.com, as of March 23, 2005: PADI certifies the majority of all new divers. PADI issued 526,904 new divers certifications worldwide in 2000. PADI estimates that the range of active divers in the United States ranges from 1.6 million to 2.9 million based on data it collected. According to PADI, the largest number of SCUBA certifications completed each year has been in Florida. Also, according to PADI's statistics, the number of certifications issued by them each year has increased consistently since 1975.

      MARINE INDUSTRY

      The following information is based on the most recent data available on the website of the National Marine Manufacturers Association (NMMA), www.nmma.org, as of March 23, 2005: As of 2003, it was estimated that there were a total of 17.49 million boats in use in the United States. Of the boats in use during 2003, an estimated 12.85 million were registered. Of this amount, Florida captured the number two ranking with 922,597 registrations among all the states. Total dollars spent on new power boats, motor, trailers and accessory purchases in 2003 was $14.55 billion, with Florida ranking number one among all the states capturing $1.51 billion of the total marine market. Total dollars spent on marine accessory purchases alone was $2.12 billion in 2003. Of this amount, Florida again ranked number one among all the states capturing $221 million of this market. The products we sell would be considered part of the marine accessory category. Per the statistics on the NMMA website, just in the past two years alone the marine accessory market has grown from $1.94 million to $2.12 million, or an increase of 9.2%. Also, over the past seven years the marine market has grown from $1.13 million to $2.12 million, or and increase of 87.6% per NMMA statistics provided.

PRODUCT TARGET MARKETS

      The Company has a variety of products that fall primarily into three categories, BROWNIE'S THIRD LUNG, BROWNIE'S TANKFILL, and BROWNIE'S PUBLIC SAFETY DIVING. While all of our offerings are marine based, each product line targets a slightly different consumer and approaches its target group in a different manner. Due to the common water-based theme, some of the markets will overlap, thereby qualifying the same customer for more than one major product. Although Florida has predominantly been our past focus, we are in the process of both identifying and establishing distributors in Australia and Europe for all of our products.

      BROWNIE'S THIRD LUNG, the Surface Supplied Air or hookah product line has both retail and wholesale groups. A significant portion of the 922,597 registered boat owners in Florida as reported by NMMA are potential customers for our recreational systems. Currently, these products are predominantly sold through SCUBA diving retailers; however, Brownie's is expanding its market to include sporting goods and boating retailers as well via a web-based training program for non-certified individuals. This program, scheduled for release April 1, 2005 will allow consumers to initiate the required training for use of the system on their own schedule. It is anticipated that the final phase of this training will be completed through traditional dive retailers and instructors, but the system will be sold to the non-diving public.

      BROWNIE'S TANKFILL targets a similar group, the boating community, but concentrates its attention on boats over 30 feet in length. In the past, we have approached the consumer directly, but now believe that we will reap greater benefits by establishing relationships with boat yards building luxury vessels throughout the world. To that end, Trebor has established an OEM policy and pricing structure to offer to boat builders. In the first quarter of 2005, two large builders had already signed on. Brownie's anticipates continuing to market this program through shows and direct contact throughtout 2005.

      A relatively new market for us is BROWNIE'S PUBLIC SAFETY DIVING. We have identified municipalities and government agencies, both in the United States and abroad, as our primary consumer. These groups will predominately be reached through educational gatherings, trade shows, and individual sales representatives.

TRADENAMES AND PATENTS

      TRADENAMES

      The Company licenses from two entities that Robert Carmichael, our President, Chief Executive Officer and sole Director, has an ownership interest, the exclusive use of the following registered and unregistered tradenames, trademarks and service marks for the terms of their indefinite lives: Brownie's Third Lung, browniedive.com, Brownie's, Brownie's Third Lung oval symbol, browniedive, NitroxMaker, HELO, RES, fast float rescue harness, tankfill.com, browniestankfill, browniestankfill.com, browniespublicsafety.com, and browniespublicsafety, Peleton Hose System, Twin-Trim, Kayak Diving Hose Kit, Bell Bottom Flag Bag, and Brownie's Dogsnare.

      The Company licenses from an entity that Robert Carmichael, our President, Chief Executive Officer and sole Director, has an ownership interest, the non-exclusive use of the following registered and unregistered trademarks, trade names, and service marks for the terms of their indefinite lives: SHERPA, BC Keel(TM), and Garment Integrated Personal Flotation Device (GI-PFD).


      PATENTS

      The Company licenses from two entities that Robert Carmichael, our President and Chief Executive Officer and sole Director, has an ownership interest, the non-exclusive use of the following issued and pending Patents for the terms of their respective lives ranging from 10 to 20 years:

            Drop Weight Dive Belt (Drop Weight Cummerbelt), Combined Life Vest Buoyancy Compensator (BC/PFD and Separating Life Vest), Water Safety Survival System (Non-Releasable Tank Mounted Counterweight and Weight Ballasting Systems note: includes BC Keel(TM)), Separating Life Vest Multifunction Buoyancy Compensator (MC/PFD and Continuation in Part to the Water Safety Survival System), Garment Integrated Personal Inflation Device (GI-PFD), Inflatable Dive Marker Collection Bag (Bell Bottom Flag
      Bag), Break Away Keel with Neutralizing Buoyancy Offset (Advanced BC Keel Design), and SHERPA.

MARKETING

      PRINT LITERATURE AND ADVERTISING

      We have an in-house graphic design department to create and maintain product support literature, catalogs, mailings and web-based advertising. We also target specific markets by selectively advertising in journals and magazines that we believe reach potential customers.

      TRADESHOWS

      In 2004 and 2003, we were represented at the following annual trade shows:
DEMA (Dive Equipment and Marketing Association), Yacht and Brokerage Show in Miami, Fort Lauderdale International Boat Show, the Palm Beach Boat Show, IBEX (International Boat Exhibitors Exchange) and Fire House Expo.

      WEBSITES

      We have several websites: www.browniedive.com, www.tankfill.com, and www.browniespublicsafety.com. Additionally, all our products are marketed on our primary customers' websites. In addition to these websites, numerous other websites have quick links to the Company's websites. Our products are available domestically and internationally. Our internet sales and inquiries are on the rise as the newest preferred method of many customers, particularly international customers.

DISTRIBUTION

      Our products are distributed to our customers primarily by common carrier.

EXPANSION GOAL

      We have expanded in the past through internal growth and currently plan to do the same. Should an opportunity arise in the future for a business acquisition that we believe will complement our business strategically or expand our market share, we will evaluate feasability at that time.

PRODUCT RESEARCH AND DEVELOPMENT

      We continuously work to provide our customers with both new and improved products. We provide research and development services to not only the related entities we license our patents and trademarks from, but also to other customers as well. Research and Development services for customers and the related entities are invoiced in the normal course of business. Internal research and development costs were $73,280 and $56,893 for the year ended December 31, 2004 and 2003, respectively. In addition, Brownie's plans to do some of its own internal research and development toward the goal of developing some of its own patentable products.

GOVERNMENT REGULATIONS

      The SCUBA industry is self-regulating; therefore, we are not subject to government industry specific regulation. Nevertheless, we strive to be a leader in promoting safe diving practices within the industry and believe we are at the forefront of self-regulation through responsible diving practices. We are subject to all regulations applicable to "for profit" companies as well as all trade and general commerce governmental regulation. All required federal and state permits, licenses, and bonds to operate its facility have been obtained. There can be no assurance that our operation and profitability will not be subject to more restrictive regulation or increased taxation by federal, state, or local agencies in the future.


ITEM 2. DESCRIPTION OF PROPERTY

      The corporate headquarters, factory and distribution center of the Company are located at 936/940 NW 1st Street, Ft. Lauderdale, FL 33311. The facility, which is leased from an entity that Robert Carmichael, our President, Chief Executive Officer and sole Director, has an ownership interest, contains approximately 16,000 square feet of space of which approximately 7,500 square feet is office, and the remainder is factory and warehouse space. The lease expires in April 2013 and has three 5-year renewal options. The Company believes the facilities are suitable for their intended purpose, are being efficiently utilized and provide adequate capacity to meet demand for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

      The following legal proceedings pertain to Trebor Industries, Inc., which became a wholly owned subsidiary on March 23, 2004 pursuant to the Share Exchange Agreement among United, Trebor Industries, Inc. and Robert Carmichael:

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock began trading on the Over-the-Counter Bulletin Board on March 24, 1998, under the symbol "GFIO." On July 22, 1999, the Company's symbol was changed to "AVSG." On December 2, 1999, Avid's common stock was no longer eligible for quotation on the Over-the-Counter Bulletin Board because the Securities and Exchange Commission as of that date had not declared the Company's Registration Statement on Form 10-SB effective. On that date, Avid's common stock began trading on the "pink sheets." Avid began trading again on the Over-the-Counter Bulletin Board, May 9, 2000. On May 28, 2003, Avid's common stock was no longer eligible for quotation on the Over-The-Counter Bulletin Board because the Company was not current in its required filings pursuant to the Securities Exchange Act of 1934, as amended. On January 2, 2004, United's symbol was changed to "UCPJ." On September 24, 2003, United's common stock began trading again on the Over-the-Counter Bulletin Board. The Company's high and low bid prices by quarter during 2004, 2003 and 2002 are as follows(1):

                                          Calendar Year 2004(2)
                                          ---------------------
                                           High Bid   Low Bid
                                           --------   -------
                    First Quarter          $ 0.100    $ 0.010
                    Second Quarter         $ 0.175    $ 0.016
                    Third Quarter          $ 0.024    $ 0.012
                    Fourth Quarter         $ 0.013    $ 0.007

                                          Calendar Year 2003(2)
                                          ---------------------
                                           High Bid   Low Bid
                                           --------   -------
                    First Quarter          $0.0055    $0.0010
                    Second Quarter         $0.0019    $0.0008
                    Third Quarter          $0.0010    $0.0005
                    Fourth Quarter         $0.0200    $0.0080

                                          Calendar Year 2002(2)
                                          ---------------------
                                           High Bid   Low Bid
                                           --------   -------
                    First Quarter          $0.0025    $0.0011
                    Second Quarter         $0.0022    $0.0011
                    Third Quarter          $0.0033    $0.0012
                    Fourth Quarter         $0.0030    $0.0003

-----------

(1) These quotations reflect high and low bid prices form the Over-the-Counter Bulletin Board and the "pink sheets."

(2)   These  quotations  reflect  inter-dealer  prices,  without retail mark-up,
      mark-down  or  commission,   and  may  not  necessarily  represent  actual
      transactions.

      On March 29, 2005, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board was $.010 per share.

Holders of Common Stock

      As of March 29, 2005, United had in excess of 250 shareholders of record.

Dividends

      We have not paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of the business. We cannot assure you that we will ever pay cash dividends. Whether we pay any cash dividends in the future will depend on the financial condition, results of operations and other factors that the Board of Directors will consider.

                            DESCRIPTION OF SECURITIES

COMMON STOCK

      Our Articles of Incorporation authorize the issuance of 250,000,000 shares of common stock, $0.001 par value per share. As of March 8, 2005, 114,907,825 shares of common stock were issued and outstanding. The following description is a summary of the capital stock of United and contains the material terms of the capital stock. Additional information can be found in United's Articles of Incorporation and Bylaws.

      Each holder of our common stock is entitled to one vote per share of common stock standing in such holder's name on our records on each matter submitted to a vote of our stockholders, except as otherwise required by law. Holders of our common stock do not have cumulative voting rights so that the holders of more than 50% of the combined shares of our common stock voting for the election of directors may elect all of the directors if they choose to do so and, in that event, the holders of the remaining shares of our common stock will not be able to elect any members to our board of directors. Holders of our common stock are entitled to equal dividends and distributions, per share, when, as and if declared by our board of directors from funds legally available. Holders of our common stock do not have preemptive rights to subscribe for any of our securities nor are any shares of our common stock redeemable or convertible into any of our other securities. If we liquidate, dissolve or wind up our business or affairs, our assets will be divided up pro-rata on a share-for-share basis among the holders of our common stock after creditors, if any, are paid.

CONVERTIBLE DEBENTURES

      On April 2, 2004, we issued a Secured Convertible Debenture to Cornell Capital Partners LP in the principal amount of $250,000. The convertible debenture is convertible into shares of our common stock as a price per share that is equal to the lesser of: (i) an amount equal to 120% of the closing bid price of our common stock as of the date of the convertible debenture or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of our common stock for the five trading days immediately preceding the conversion date. The convertible debenture accrues interest at a rate of 5% per year and is convertible at the holder's option. The convertible debenture has a term of 3 years and is secured by all the assets of United. At United's option, the convertible debenture may be paid in cash or converted into shares of our common stock unless converted earlier by the holder. Except after an event of default, as set forth in the Secured Convertible Debenture Cornell Capital Partners LP is not entitled to convert such debenture for a number of shares of common stock of United in excess of that number of shares which, upon giving effect to the debentures if such conversion would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliated to exceed 4.99% of the outstanding shares of common stock of United. On July 23, 2004, United issued a second Secured Convertible Debenture in the principal amount of $125,000, with the same terms and conditions as the Secured Convertible Debenture issued on April 2, 2004, as described above. United has the right to redeem with fifteen (15) business days advance notice, a portion or all of the outstanding convertible debentures. The redemption price shall be one hundred twenty percent (120%) of the redeemed amount plus accrued interest. In addition, if United avails itself of the redemption right, United shall, concurrent with the redemption, issue warrants to the holder at a rate of 50,000 per $100,000 redeemed, pro-rata. The exercise price of the warrants shall be 120% of the closing bid price of United's common stock on the closing date. The warrants shall have "piggy-back" and demand registration rights and shall survive for two (2) years from the closing date.

      On February 15, 2005, Cornell Capital Partners LP issued a conversion notice in the amount of $10,000, representing a conversion under the terms of the Convertible Debenture. Accordingly, based on a conversion price of $.0128 Cornell Capital Partners LP was issued 781,250 shares of free-trading common stock.

      On March 8, 2005 Cornell Capital Partners LP issued a conversion notice in the amount of $10,000, representing a conversion under the terms of the Convertible Debenture. Accordingly, based on a coversion price of $.0082, Cornell Capital Partners LP was issued 1,219,572 shares of free-trading common stock.

STANDBY EQUITY DISTRIBUTION AGREEMENT

      On April 2, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically issue and sell shares of our common stock for a total purchase price of $5 million. If we request advances under the Standby Equity Distribution Agreement, Cornell Capital Partners LP will purchase shares of common stock of United for 95% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the advance notice date. Cornell Capital Partners will retain 5% of each advance under the Standby Equity Distribution Agreement. We may not request advances in excess of a total of $5 million. The maximum of each advance is equal to $100,000, and up to a maximum of $400,000, in the aggregate, in any thirty-day period. On July 16, 2004, we filed a registration statement on Form SB-2 registering shares of common stock pursuant to the Standby Equity Distribution Agreement. On August 6, 2004, the SB-2 registration became effective, thus allowing us access under the credit facility. Through March 28, 2005, the Company has elected to not taken any draws against the Standby Equity Distribution Agreement.

OPTIONS AND WARRANTS

      Effective January 1, 2005, the Company entered into a two-year Consulting Agreement for management and strategic services with Jeff Morris. In addition to the monthly consulting fee, the agreement provides for warrants to purchase 28,571,428 shares of the Company's common stock. The exercise price of the warrants is $.007 per share, which equaled the closing price of the Company's common stock on January 1, 2005, the effective date of the Agreement. The rights to exercise the warrants vest in four equal tranches of 7,142,857 common shares at six months, twelve months, eighteen months, and twenty-four months. The warrants' expiration date is twenty-four months after the corresponding vesting date. Further, the warrants have "piggy-back" registration rights and provide for either a cash or cashless exercise. The cashless exercise provision provides for a discount in the amount of shares provided at exercise based on a formula that takes into account as one of its factors the average of the closing sale price on the common stock for five trading days immediately prior to but not including the date of exercise. The Company can terminate the Consulting Agreement at any time for "Cause" as defined in the Consulting Agreement. The Consultant may terminate the Consulting Agreement at any time for non-payment of monies due, and such condition remains uncured for a period of sixty days.

TRANSFER AGENT

      The transfer agent for our common stock is Transfer Online, Inc., of Portland, Oregon, and its telephone number is (503) 227-2950.

Disclosure Of SEC Position On Indemnification For Securities Act Liabilities

      Our Articles of Incorporation, as well as our By-Laws provide for the indemnification of directors, officers, employees and agents of the corporation to the fullest extent provided by the corporate laws of the State of Nevada, as well as is described in the Articles of Incorporation and the By-Laws. These sections generally provide that the Company may indemnify any person who was or is a party to any threatened, pending or completed action, suit or proceeding whether civil, criminal, administrative or investigative except for an action by or in right of the corporation by reason of the fact that he or she is or was a director, officer, employee or agent of the corporation. Generally, no indemnification may be made where the person has been determined to be negligent or guilty of misconduct in the performance of his or her duties to the Company.

      Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or controlling persons of United, pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act of 1933, and is, therefore, unenforceable.

Anti-Takeover Effects Of Provisions of The Articles Of Incorporation Authorized And Unissued Stock

      The authorized but unissued shares of our common stock are available for future issuance without our shareholders' approval. These additional shares may be utilized for a variety of corporate purposes including but not limited to future public or direct offerings to raise additional capital, corporate acquisitions and employee incentive plans.

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

      On April 2, 2004, we issued 2,416,667 shares of our common stock to Cornell Capital Parnters LP as a commitment fee pursuant to the Standby Equity Distribution Agreement, dated April 2, 2004, by and between United and Cornell Capital Partners LP.

      On April 2, 2004, we issued 83,333 shares of our common stock to Newbridge Securities Corporation as a placement agent fee in connection with the Standby Equity Distribution Agreement, dated April 2, 2004, by and between United and Cornell Capital Partners LP.

      As of April 2, 2004, we issued a Secured Convertible Debenture to Cornell Capital Partners LP in the principal amount of $250,000. The convertible debenture is convertible into shares of our common stock as a price per share that is equal to the lesser of: (i) an amount equal to 120% of the closing bid price of our common stock as of the date of the convertible debenture or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of our common stock for the five trading days immediately preceding the conversion date. The convertible debenture accrues interest at a rate of 5% per year and is convertible at the holder's option. The convertible debenture has a term of 2 years and is secured by all the assets of United. At United's option, the convertible debenture may be paid in cash or converted into shares of our common stock unless converted earlier by the holder. Except after an event of default, as set forth in the Secured Convertible Debenture, Cornell Capital Partners LP is not entitled to convert such debenture for a number of shares of common stock of United in excess of that number of shares which, upon giving effect to the debentures if such conversion would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliated to exceed 4.99% of the outstanding shares of common stock of United. United has the right to redeem within fifteen (15) business days advance notice, a portion or all of the outstanding convertible debenture. The redemption price shall be one hundred twenty percent (120%) of the redeemed amount plus accrued interest. In addition, if United avails itself of the redemption right, United shall, concurrent with the redemption, issue warrants to the holder at a rate of 50,000 per $100,000 redeemed, pro-rata. The exercise price of the warrants shall be 120% of the closing bid price of United's common stock on the closing date. The warrants shall have "piggy-back" and demand registration rights and shall survive for two (2) years from the closing date.

      On April 14, 2004, United issued 500,000 shares to Earl Ingarfield in connection with a consulting agreement dated January 15, 2004.

      On July 23, 2004, we issued a Secured Convertible Debenture to Cornell Capital Partners LP in the principal amount of $125,000 upon the same terms and conditions as the Secured Convertible Debenture in the principal amount of $250,000 issued to Cornell Capital Partners LP on April 2, 2004 as described above.

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

REGISTRATION OF STOCK ON FORM SB-2

      On July 16, 2004, the Company filed a registration statement on Form SB-2 registering 140,500,00 shares of common stock underlying secured convertible debentures and shares of common stock pursuant to a Standby Equity Distribution Agreement, dated April 2, 2004 with Cornell Capital Partners. The registration statement was declared effective by the Securities and Exchange Commission on August 6, 2004.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

      Since April 16, 2004, Mr. Carmichael has served as President, Acting Principal Accounting Officer and Acting Chief Financial Officer of the Company. From March 23, 2004 to April 26, 2004, Mr. Carmichael served as United's Executive Vice-President and Chief Operating Officer. Mr. Carmichael has operated Trebor as its President since 1986. He is the holder or co-holder of numerous patents that are used by Trebor and several other major players in the diving industry. Prior to the share exchange transaction with Trebor, United had no on-going operations and had been seeking potential operating businesses and business opportunities, with the intent to acquire or merge with such businesses.

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

      Through Trebor Industries, Inc., the wholly owned subsidiary of United, United does business under the name "Brownie's Third Lung." Brownie's designs, tests, manufactures and distributes recreational hookah diving, yacht based SCUBA air compressor and Nitrox Generation Systems, and a line of SCUBA and water safety products targeted at the public safety diver and recreational boating markets. Brownie's sells its products from its factory in Fort Lauderdale, Florida.

FINANCIAL PERFORMANCE

      United has a history of losses. Trebor Industries, Inc., which was acquired by United pursuant to a share exchange transaction on March 23, 2004, has historically had both profitable and unprofitable years. For the year ended December 31, 2004, United sustained losses of $510,922, which includes United's wholly-owned subsidiary Trebor Industries, Inc. For the year ended December 31, 2003, United sustained a loss of $187,069, which solely reflects the operations of Trebor Industries, Inc.

SIGNIFICANT ACCOUNTING POLICIES

      The  preparation  of financial  statements in conformity  with  accounting principles generally accepted in the United States of America requires management to make a wide variety of estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (ii) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are as follows:

      INVENTORY - Inventory is stated at the lower of cost or market. Cost is principally determined by using the average cost method that approximates the first-in, first-out (FIFO) accounting method. Inventory consists of raw materials as well as finished goods held for sale. The Company's management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required.

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

      ADVERTISING AND MARKETING COSTS - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Advertising and trade show expenses incurred for the year ended December 31, 2004 and 2003, were approximately $61,158 and $56,982, respectively.

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

      As of December 31, 2004, the Company has available net operating loss carryforwards that will expire in various periods through 2024. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

      COMPREHENSIVE INCOME (LOSS) - The Company has no components of other comprehensive income. Accordingly, net loss equals comprehensive loss for all periods.

      STOCK-BASED COMPENSATION - In December 2004, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 123 revised, Accounting for Stock-Based Compensation. Under SFAS No. 123 revised, the Company will measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period the employee is required to provide service in exchange for the award. SFAS No. 123 revised, replaces SFAS No.123, and supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. In addition, SFAS No. 123 revised amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as financing cash inflow rather than as a reduction of taxes paid. The Company has elected early adoption of SFAS No. 123 for the year ended December 31, 2004. Previously, the Company had applied APB Opinion No. 25, in accounting for stock-based compensation to employees. For stock options and warrants issued to non-employees, the Company was applying SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value. Fair value is measured based on whichever is more reliable, the cost of the good or service, or the fair value of the equity instrument issued. SFAS No. 123 revised did not change the accounting treatment as it relates to non-employee compensation based equity awards issued. Adoption of SFAS No. 123 revised during the year ended December 31, 2004 has not had a significant financial impact.

      On April 14, 2004, United issued 500,000 unregistered shares to Earl Ingarfield in satisfaction of a $10,000 consulting agreement dated January 15, 2004. Other than this transaction, the Company issued no stock, neither granted warrants nor options, to employees or non-employees for compensation for the year ended December 31, 2004.

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

      This discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to allowance for doubtful accounts and deferred income tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RECENT ACCOUNTING PRONOUNCEMENTS

      In addition to SFAS No. 123 revised, as discussed above in conjunction with Stock Based Compensation, new accounting pronouncements that have a current or future potential impact on our financial statements are as follows:

      FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. It is effective immediately for variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities acquired before February 1, 2003. The company adopted this statement during the year ended December 31, 2004 with no significant financial impact.

      SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure amends the transition and disclosure provisions of SFAS No. 123. As discussed in stock-based compensation above, the Company elected early adoption of SFAS No. 123 revised. As of the year ended December 31, 2004, the Company had no existing STOCK-BASED COMPENSATION plans. Therefore, the transition and disclosure provisions of SFAS No. 148 are not expected to have any significant financial impact on the Company.

      SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, amends and clarifies accounting for derivative instruments under SFAS No. 133. It is effective for contracts entered into after June 30, 2003. The Company adopted this statement during the year ended December 31, 2004 with no significant financial impact.

      SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this statement during the year ended December 31, 2004 with no significant financial impact.

      SFAS No. 151, Inventory Costs-Amendment of ARB No. 43 amends the guidance in ARB No. 43 regarding "inventory pricing" to clarify the accounting for "abnormal" amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 calls for the treatment of these costs as period costs regardless of the normal or "abnormal" nature of them. SFAS No. 151 eliminates the "so abnormal" classification provision found in ARB No. 43. The Company elected early adoption of this statement during the year ended December 31, 2004 with no significant financial impact.

      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets-Amendment of APB Opinion No. 29. This statement amends APB Opinion 29 that is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions. SFAS No. 153 eliminates APB No. 29's exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Commercial substance is assumed if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company elected early adoption of this statement during the year ended December 31, 2004 with no significant financial impact.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

      The following discussion of United's results of operations compares United's year ended 2004 operations activities, which includes the results of operations for United's wholly-owned subsidiary Trebor Industries, Inc., d/b/a Brownie's Third Lung. The comparable figures for the year ended 2003 are the results of operations of Trebor Industries, Inc., as United had no operations for such period.

      REVENUES. For the year ended December 31, 2004, we had revenues of $2,974,377 as compared to revenues of $2,455,946 for the year ended December 31, 2003, an increase of $518,431 or 21.11%. This increase is primarily attributable to an increase in hookah system and tank fill system sales in the second through fourth quarters of 2004. The Company attributes the sales increase in the second quarter of 2004 to increased marketing and sales efforts to promote preseason sales. The primary increase in revenues for the third quarter of 2004 is attributable to a custom tankfill sale in July 2004 that exceeded $300,000. The increase was diminished later in the third quarter by a sales decline attributed to the effect of the three hurricanes that hit the coast of Florida during that time period. For the fourth quarter 2004, there was an increase in hookah sales over the fourth quarter of 2003. The after effects of the hurricanes on our business were still being felt during the early part of the fourth quarter 2004 as seen by a slight decline in recreational hookah sales. However, the decline in recreational hookah sales was surpassed by an increase in sales of electrical and commercial units purchased largely in response to the clean up efforts after the hurricanes. Overall, our tankfill system sales increased in the fourth quarter 2004, compared to the same period in 2003. The increase from two large custom tankfill sales in the fourth quarter of 2004, as compared to one in the fourth quarter of 2003, surpassed the decline in non-custom tankfill sales during the fourth quarter of 2004. In addition, we had increased sales in the fourth quarter of 2004, as compared to the fourth quarter of 2003, due to the sale of sea scooters, a new product offered in 2004.

      COST OF REVENUES. For the year ended December 31, 2004, we had cost of revenues of $2,020,615, as compared with cost of revenues of $1,669,577 for the year ended December 31, 2003, an increase of $351,038 or 21.03%. This increase is primarily attributable to the net of a decrease in material costs of components used in the assembly of our hookah and tank fill systems, an increase in material costs as a result of higher quantity of sales, an increase in material cost as a percentage of sales on sales for which we were the dealer, an increase in overhead, and an increase in direct labor.

      GROSS PROFIT. For the year ended December 31, 2004, we had a gross profit of $953,762, as compared to gross profit of $786,369 for the year ended December 31, 2003, an increase of $167,393 or 21.29%. This increase is primarily attributable to an increase in sales and the net increase in cost of revenues during the year ended 2004 compared to the year ended 2003.

      OPERATING EXPENSE. For the year ended December 31, 2004, we had total operating expenses of $1,121,069 as compared to total operating expenses of $898,730 for the year ended December 31, 2003, an increase of $222,339 or 24.74%. This increase is primarily attributable to increased selling and administrative salaries, consulting fees, legal fees and accounting fees. The increased costs were incurred mainly in conjunction with the share exchange transaction between United and Trebor Industries, Inc consummated on March 23, 2004, a secured convertible debenture transaction entered into on April 2, 2004, a Standby Equity Distribution Agreement entered into on April 2, 2004, ongoing costs associated with now being a public, reporting entity (Trebor, prior to the March 2004 share exchange transaction, was a private entity), and the filing of a Registration Statement on Form SB-2 with the United States Securities and Exchange Commission on July 16, 2004.

      INTEREST EXPENSE. For the year ended December 31, 2004, we had interest expense of $431,153, as compared to $73,595 for the year ended December 31,
2003, an increase of $357,558 or 485.84%. This increase is primarily attributable to recording approximately $340,000 in interest for the intrinsic value of the conversion feature of the two debentures recorded in 2004, ($285,714 and $55,288 were recorded in the second and third quarters, respectively). The remaining difference is a net of an increase in interest due to payments being made on new vehicles purchased toward the end of 2003, decrease due to interest paid to a governmental agency in 2003 not reoccurring in 2004, and an increase in interest from interest attributable to the two convertible debentures issued in 2004. In compliance with GAAP and according to Accounting Authoritative Literature, specifically the Emerging Issue Task Force
(EITF) 98-5 - Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF 00-27 - Application of Issue No. 98-5 to Certain Convertible Instruments, we were required to record the intrinsic value of the conversion feature of the two debentures as interest with a corresponding adjustment to Additional Paid in Capital at the issuance date of the debentures. This resulted in interest on the conversion features being recorded at the date of issuance of the debentures rather than over the life of the debentures or at conversion.

      OTHER INCOME/EXPENSE. For the year ended December 31, 2004 we had other income of $87,539, as compared to $1,113 of other expense for the year ended December 31, 2003, an increase of $88,652 or 7,965.14%. The increase is primarily attributable to the recovery of a fully reserved debt of $76,696, a reduction to the reserve for uncollectable accounts of $8,796, and settlement of a tax liability for less than recorded by $6,113.

      NET LOSS. For the year ended December 31, 2004, we had a net loss of $510,922 as compared to a net loss of $187,069 for the year ended December 31, 2003, an increase of $323,853 or 173.12%. This net increase is attributable to the increase in other income of $88,652, the increase in interest expense of $357,558, the increase in gross profit margin of $167,393 and the increase in operating expenses of $222,339. If it were not for the recording of the interest on the intrinsic value of the conversion feature of the debentures, all recorded at the date of issuance of the debentures as discussed in Interest Expense above, the net loss for the year ended December 31, 2004 would have been $170,922, a $16,147 or 8.63% improvement over the year ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2004, the Company had cash and current assets of $470,568. As of December 31, 2004, we had current liabilities of $640,337 consisting of accounts payable and accrued liabilities $555,130, customer deposits of $31,427, other liabilities of $10,000, notes payable - current portion of $15,404, and notes payable - related parties - current portion of $28,376. As of December 31, 2004, we had a working capital deficit of $169,769. We will require external financing to fund our operations for the foreseeable future.

      On April 2, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners LP. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically issue and sell shares of our common stock for a total purchase price of $5 million. If we request advances under the Standby Equity Distribution Agreement, Cornell Capital partners will purchase shares of common stock of United for 95% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the advance notice date. Cornell Capital Partners LP will retain 5% of each advance under the Standby Equity Distribution Agreement. We may not request advances in excess of a total of $5 million. The maximum of each advance is equal to $100,000, and up to a maximum of $400,000, in the aggregate, in any thirty-day period. On July 16, 2004, we filed a registration statement on Form SB-2 registering shares of common stock pursuant to the Standby Equity Distribution Agreement. On August 6, 2004, the SB-2 registration became effective, thus allowing us access under the credit facility. To-date the Company has elected not taken any draws against the Standby Equity Distribution Agreement.

      As of April 2, 2004, we issued a Secured Convertible Debenture to Cornell Capital Partners LP in the principal amount of $250,000. The convertible debenture is convertible into shares of our common stock as a price per share that is equal to the lesser of: (i) an amount equal to 120% of the closing bid price of our common stock as of the date of the convertible debenture or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of our common stock for the five trading days immediately preceding the conversion date. The convertible debenture accrues interest at a rate of 5% per year and is convertible at the holder's option. The convertible debenture has a term of 3 years. At United's option, the convertible debenture may be paid in cash or converted into shares of our common stock unless converted earlier by the holder. Except after an event of default, as set forth in the Secured Convertible Debenture be entitled to convert such debenture for a number of shares of common stock of United in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliated to exceed 4.99% of the outstanding shares of common stock of United. On July 23, 2004, we issued a second Secured Convertible Debenture in the principal amount of $125,000, with the same terms and conditions as the Secured Convertible Debenture issued on April 2, 2004, as described above.

CERTAIN BUSINESS RISKS

      The Company is subject to various risks that may materially harm its business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase the Company's common stock. These are not the only risks and uncertainties that the Company faces. If any of these risks or uncertainties actually occurs, the Company's business, financial condition or operating results could be materially harmed. In that case, the trading price of the Company's common stock could decline and you could lose all or part of your investment.

      WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

      On March 23, 2004, United entered into a share exchange transaction with Trebor Industries, Inc., d/b/a Brownie's Third Lung and Robert Carmichael. Pursuant to this share exchange transaction, United acquired all of the issued and outstanding capital stock of Trebor and Trebor became a wholly-owned subsidiary of United. Trebor designs, manufactures and sells surface-supplied air units for the recreational diving industry. United has a history of losses. Historically, Trebor has had both profitable and unprofitable years. As of December 31, 2004, we had an accumulated deficit of $1,610,591. For the year ended December 31, 2004, we incurred a net loss of $510,922. Trebor incurred a net loss of $187,609 for the year ended December 31, 2003 and incurred a net profit of $2,747 for the year ended December 31, 2002.

      WE MAY NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS

      As of December 31, 2004, we had $2,328 of cash on hand and our total current assets were $470,568. Our current liabilities were $640,337 as of December 31, 2004. We will need to raise additional capital to fund our anticipated operating expenses. Among other things, external financing may be required to cover our operating costs. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. As of March 8, 2005, we estimate that we will require $1 million to fund our anticipated operating expenses for the next twelve months if we maintain sales growth at the same rate. To increase our growth at a more aggressive rate, we would require approximately $1.5 to $2.5 million to fund our anticipated operating expenses for the next twelve months. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail or cease our business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to curtail or cease our business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      WE ARE SUBJECT TO A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON DECEMBER 31, 2004 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES

      We had a working capital deficit of $169,769 as of December 31, 2004, which means that our current liabilities as of that date exceeded our current assets by $169,769. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2004 were not sufficient to satisfy all of our current liabilities on that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit we may have to raise capital or debt to fund the deficit.

      OUR OBLIGATIONS UNDER THE SECURED CONVERTIBLE DEBENTURES ISSUED TO CORNELL CAPITAL PARTNERS, ARE SECURED BY ALL OF OUR ASSETS

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

      In addition, there is an inverse relationship between the price of our common stock and the number of shares of common stock, which will be issued under the Standby Equity Distribution Agreement. Based on our recent stock price of $.010, we would have to issue to Cornell Capital Partners LP approximately 526,315,790 shares of our common stock in order to draw down the entire $5 million available to us under the Standby Equity Distribution Agreement. On July 16, 2004, we filed with the United States Securities and Exchange Commission a registration statement on Form SB-2 registering 118,000,000 shares of our common stock under the Standby Equity Distribution Agreement. Our Articles of Incorporation currently authorize United to issue 250 million shares and, as of March 29, 2005 we had 116,127,337 shares of common stock issued and outstanding. In the event we desire to draw down any available amounts remaining under the Standby Equity Distribution Agreement after we have issued the 118,000,000 shares that we registered in the Form SB-2, we will have to obtain shareholder approval to amend our Articles of Incorporation to increase our authorized shares of common stock and file a new registration statement to cover such additional shares that we would issue for additional draw downs on the Standby Equity Distribution Agreement. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources other than our Standby Equity Distribution Agreement. Therefore, if we are unable to draw down on our Standby Equity Distribution Agreement, we may be forced to curtail or cease our business operations.

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

      WE COULD FAIL TO ATTRACT OR RETAIN KEY PERSONNEL

      Our success largely depends on the efforts and abilities of Robert M. Carmichael, our President, Chief Executive Officer and sole Director. Mr.
Carmichael has been instrumental in securing our existing financing arrangements. Mr. Carmichael is primarily responsible for the development of our technology and the design of our products. The loss of the services of Mr. Carmichael could materially harm our business because of the cost and time necessary to recruit and train a replacement. Such a loss would also divert management attention away from operational issues. We do not presently maintain a key-man life insurance policy on Mr. Carmichael.

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

      Effective January 1, 2005, the Company entered into a two-year Consulting Agreement with Jeff Morris for management and strategic services. The Consulting Agreement calls for a monthly consulting fee and provides for warrants to purchase 28,571,428 shares of the Company's common stock. The exercise price of the warrants is $.007 per share, which equaled the closing price of the Company's common stock on January 1, 2005, the effective date of the Consulting Agreement. The rights to exercise the warrants vest in four equal tranches of 7,142,857 current shares at six months, twelve months, eighteen months, and twenty-four months. The Company can terminate the Consulting Agreement at any time for "Cause" as defined in the Consulting Agreement. The consultant may terminate the Consulting Agreement at any time for non-payment of monies due, and such condition remains uncured for a period of sixty days.

      OUR FAILURE TO OBTAIN INTELLECTUAL PROPERTY AND ENFORCE PROTECTION WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS

      Our success depends in part on our ability, and the ability of our Patent and Trademark Licensors, entities owned and controlled by Robert M. Carmichael, our President, Chief Executive Officer and sole Director, to obtain and defend our intellectual property, including patent protection for our products and processes, preserve our trade secrets, defend and enforce our rights against infringement and operate without infringing the proprietary rights of third parties, both in the United States and in other countries. Despite our efforts to protect our intellectual proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection.

      Our industry is characterized by frequent intellectual property litigation based on allegations of infringement of intellectual property rights. Although we are not aware of any intellectual property claims against us, we may be a party to litigation in the future, which could be harmful to our business.

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

      FUTURE ACQUISITIONS MAY DISRUPT OUR BUSINESS AND DEPLETE OUR FINANCIAL RESOURCES

      Any future acquisitions we make could disrupt our business and seriously harm our financial condition. We intend to pursue the acquisition of other companies, assets and product lines that either complement or expand our existing business. Acquisitions involve a number of special risks, including diversion of management's attention to the assimilation of the operations and personnel of the acquired business, potential adverse short-term effects on operating results and amortization of acquired intangible assets. Moreover, there can be no assurance that we will find attractive acquisition candidates, that acquisitions can be consummated on acceptable terms or that any acquired companies can be integrated successfully into our operations. At this time we are not currently engaged in any acquisition negotiations.

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

      CEO/CFO Certification. Appearing immediately following the Signatures section of this Annual Report there are two separate forms of "Certifications" of the CEO/CFO. The second form of Certification is required in accord with
Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Annual Report that you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302. Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

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

      Conclusions. Based upon the controls evaluation, our CEO/CFO has concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO/CFO, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that (1) our transactions are properly authorized, (2) our assets are safeguarded against unauthorized or improper use, and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 1B(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

      Our directors, executive officers and key employees as of March 8, 2005 are as follows:

Name:                      Age:         Position:
-----                      ----         ---------

Robert M. Carmichael       42           President, Chief Executive Officer and
                                        Director

      Robert M. Carmichael. Since April 16, 2004, Mr. Carmichael has served as United's President, Chief Executive Officer and Director. From March 23, 2004 through April 16, 2004, Mr. Carmichael served as United's Executive
Vice-President and Chief Operating Officer. Prior to the share exchange transaction between United and Trebor Industries, Mr. Carmichael operated Trebor Industries as its President since 1986. Mr. Carmichael is the holder or co-holder of numerous patents that are used by Trebor Industries and several other major companies in the diving industry.

DIRECTORS

      Our Board of Directors consists of five (5) seats. Directors serve for a term of one year and stand for election at our annual meeting of stockholders. Pursuant to our Bylaws, a majority of directors may appoint a successor to fill any vacancy on the Board of Directors.

COMMITTEES

      Currently, United has not established any committees of the Board of Directors.

COMPENSATION OF DIRECTORS

      Members of United's Board of Directors are reimbursed for all out of pocket expenses incurred in connection with the attendance at any Board meeting or in connection with any services they provide for and on behalf of United.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange commission initial reports of ownership and reports of changes in ownership of Common Stock and other of our equity securities. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us copies of all Section 16(a) forms they file.

      Based on available information, we believe that all filings with respect to Section 16(a) are current.

CODE OF ETHICS

      United has adopted a formal code of ethics that applies to our principal executive officer and principal accounting officer, all other officers, directors and employees. This code of ethics was filed with the Securities and Exchange Commission as an exhibit to our Annual Report for the year ended December 31, 2003.

ITEM 10. EXECUTIVE COMPENSATION

      The following table shows all the cash compensation paid by United, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2004, 2003 and 2002 to United's named executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

                           SUMMARY COMPENSATION TABLE

                                          ANNUAL COMPENSATION                               LONG-TERM COMPENSATION
                                          -------------------                             --------------------------
                                                                                            AWARDS        PAYOUTS
                                                                                            ------        -------
                                                                             RESTRICTED
                                                              OTHER ANNUAL      STOCK                     ALL OTHER
NAME AND PRINCIPAL                   SALARY        BONUS      COMPENSATION     AWARD(S)      LTIP       COMPENSATION
  POSITION(S)            YEAR         ($)           ($)            ($)           (#)       PAYOUTS($)        ($)
------------------       ----        ------        -----      ------------   ----------    ----------   ------------
Robert M. Carmichael     2004     $81,010.64  $       --     $       --            --     $       --     $       --
President and Chief      2003     $77,571.44  $       --     $       --            --     $       --     $       --
Executive Officer        2002     $75,964.28  $       --     $       --            --     $       --     $       --

-----------

(1) Mr. Carmichael became President and Chief Executive Officer of Trebor Industries on September 17, 1981

      The following table contains information regarding options granted during the year ended December 31, 2004 to United's named executive officer.

                             OPTION/SAR GRANTS TABLE

                                        % TOTAL
                                      OPTIONS/SAR'S
                                       GRANTED TO
                                       EMPLOYEES
                          NO. OF        IN YEAR
                        SECURITIES       ENDED
                        UNDERLYING    DECEMBER 31  EXERCISE OR BASE
                       OPTIONS/SAR'S      2004           PRICE       EXPIRATION
NAME                    GRANTED (#)       (%)        ($ PER SHARE)      DATE
----                    -----------   -----------    -------------   -----------
Robert M. Carmichael        None          N/A             N/A           N/A
President and Chief
Executive Officer

      The following table contains information regarding options exercised in the year ended December 31, 2004, and the number of shares of common stock underlying options held as of December 31, 2004, by United's named executive officer.

                        AGGREGATED OPTIONS/SAR EXERCISES
                             IN LAST FISCAL YEAR AND
                       FISCAL YEAR END OPTIONS/SAR VALUES

                                              NUMBER OF SECURITIES                 VALUE OF
                                                   UDERLYING                     UNEXERCISED
                                                   EXERCISED                     IN-THE-MONEY
                        SHARES                     OPTIONS/SAR'S                 OPTIONS/SAR'S
                       ACQUIRED                    AT FY-END                      AT FY-END
                         ON       VALUE     ----------------------------   ---------------------------
                       EXERCISE  REALIZED              (#)                            ($)
                       --------  --------   ----------------------------   ---------------------------
NAME                     (#)       ($)      EXERCISABLE    UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                   --------  --------   -----------    -------------   -----------   -------------
Robert M. Carmichael     --        --           --              --             --              --
President and Chief
Executive Officer

STOCK OPTION GRANTS IN THE PAST FISCAL YEAR

      We have not issued any grants of stock options in the past fiscal year to any officer or director.

EMPLOYMENT AGREEMENTS

      Currently, we do not have employment agreements with any of our employees.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership Of Certain Beneficial Owners And Management

      The following table sets forth information about the beneficial ownership of our common stock as of March 8, 2005 by (i) each person who we know is the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of our directors or those nominated to be directors, and executive officers, and (iii) all of our directors and executive officers as a group.

                                                   NUMBER OF
                                                     SHARES         PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER(1)              OWNED          OWNED
---------------------------------------            ----------      --------
Robert M. Carmichael                               95,000,000      81.81%
940 N.  W.  1st Street
Fort Lauderdale, Florida

All officers and directors as a group (1 person)   95,000,000      81.81%

-----------

(1) Applicable percentage of ownership is based on 116,127,337 shares of common stock outstanding as of March 29, 2005 together with securities exercisable or convertible into shares of common stock within 60 days of March 29, 2005 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 29, 2005 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      NOTES PAYABLE - RELATED PARTIES - Notes payable - related parties consists of the following as of December 31, 2004:

Loan from the Company's Chief Executive Officer, unsecured, bearing interest at 10% per annum, principal- only payments of $5,000 per month through March 30, 2005, due on demand.  In March 2005, this loan was restructured. A new note was signed  with principal and interest payments of $3,924 per month to begin  on April 1, 2005 bearing 10% interest per annum with a $431,795 balloon payment due
  March 1, 2010. The note will be discounted 15% of the outstanding
  balance if paid in full by April 1, 2007.                                  $   442,478

Loan from an entity owned by the Company's Chief Executive Officer, unsecured, bearing interest at 10% per annum, and due on demand.  In
  March 2005, this loan was restructured.  A new note was signed  with principal and  interest payments of $1,802 per month to begin  on
  April 1, 2005 bearing10% interest  per annum with a $198,264 balloon payment due March 1, 2010.  The note will be discounted 15% of the
  outstanding balance if paid in full by April 1, 2007.                          201,917

Accrued royalties due an entity owned by the Company's Chief Executive
  Officer, unsecured, converted to a non-interest bearing note effective February 15, 2005 with principal only payments of $2,292 to
  begin on March 15, 2005 and maturing in February 2007.                          54,998
                                                                             -----------
                                                                                 699,393

Less amounts due within one year                                                  28,376
                                                                             -----------
Long-term portion of related party notes payable                             $   671,017
                                                                             ===========

            As of December 31, 2004, principal payments on the related party notes payable are as follows:

                        2005                       $    28,376
                        2006                            31,417
                        2007                             8,912
                        2008                             4,781
                        2009 and thereafter            625,907
                                                   -----------
                                                   $   699,393
                                                   ===========

      As of December 31, 2004 two loans from the Company's Chief Executive Officer, were combined into the one loan totaling $442,478 as presented above, bearing the same terms and conditions as the separate loans prior to combination. In addition, as of December 31, 2004, the Company's Chief Executive Officer satisfied a fully reserved debt of a related entity by granting a $76,696 reduction in the loan amount due the entity. The $76,696 was applied to the loan balance due from the related entity. Accordingly, the $76,696 existing reserve against this debt was reversed, resulting in a recovery of bad debt for the same amount.

      INTEREST EXPENSE ON RELATED PARTY LOANS - The Company accrues interest monthly on the average outstanding balances of the related party loans at a rate of 10% per annum. The interest due is added to the respective related party loan accounts. Interest expense on related party loans for the years ended December 31, 2004 and 2003 was $72,456 and $54,633, respectively.

      REVENUES - The Company sells products to an entity owned by the brother of the Company's Chief Executive Officer. Terms of sale are no more favorable than those offered to our other customers. Revenues earned from the entity for the year ended December 31, 2004 and 2003 were approximately $644,320 and $405,000, respectively.

      ROYALTIES - During January 2004 the Company entered into various Non-Exclusive License Agreements with entities owned by the Company's Chief Executive Officer to license patents of products owned by the entities. Based on the Agreements, the Company will pay the entities from $1.00 to $50.00 per licensed products sold, with rates increasing 5% annually. Effective January 1, 2005, three of six of these Agreements were renegotiated and replaced with New Agreements. The three agreements effective January 1, 2004 that were not changed are with one entity the Chief Executive Officer has an ownership interest in calling for payments of $1.00, $2.00 and $50.00, respectively, per licensed product sold, with rates increasing 5% annually. Under the three new Non-Exclusive License Agreements effective January 1, 2005, the Company will pay another entity owned by the Chief Executive Officer, $2.00 per licensed products sold, rates increasing 5% annually. In addition, as part of the New Royalty Agreements, the related entity has granted a 75% royalty fee discount period through December 31, 2005 after which time the royalty rate will return to 100%.

      During January 2004, the Company entered into an Exclusive License Agreement with an entity owned by the Company's Chief Executive Officer to license the trademark "Brownies Third Lung". Under the Agreement the Company is required to pay the entity the greatest of $15,000 per quarter or 2.5% of gross revenues. This Agreement was renegotiated, and effective January 1, 2005, will be replaced with a New Agreement that added Tankfill and Public Safety
Trademarks to the license agreement for the royalty fee of 2.5% of gross revenues per quarter. In addition, under the New Royalty Agreement, the related entity has granted a 75% royalty discount period through December 31, 2005 after which time the royalty rate will return to 100%.

      During January 2004, the Company entered into two Exclusive License Agreements with an entity owned by the Company's Chief Executive Officer to license the various Tankfill and Public Safety trademarks. Under the Agreements the Company is required to pay the entity 1% of gross revenues for total related licensed products sold. These agreements were cancelled after December 31, 2004 since they were combined with the renegotiated "Brownies Third Lung" trademark license agreement that became effective January 1, 2005.

      During January 2004 the Company entered into a Non-Exclusive License Agreement with an entity in which the Chief Executive Officer has an ownership interest to license a trademark of products owned by the entity. Based on the Agreements, the Company will pay the entity $0.25 per licensed products sold, with rates increasing $0.05 annually.

      For the year ended December 31, 2004, total royalty expense for the above agreements approximated $98,305. As of December 31, 2004, the Company was in arrears on royalty fees due by $54,998. As part of the renegotiation and replacement of some of the Royalty Agreements as referred to above, the related entities waived interest and penalties that would have been due on the $54,998. Additionally, a non-interest bearing note was issued on February 15, 2005 to allow for payments of the $54,998 over a twenty-four month term.

      LEASE EXPENSE - The Company leases its facility from an entity in which the Chief Executive Officer has an ownership interest. Lease expense for the year ended December 31, 2004 and 2003 was approximately $130,864 and $113,000, respectively.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS:

EXHIBIT NO.  DESCRIPTION                        LOCATION
-----------  -----------                        --------
2.2          Merger Agreement, dated June 18,   Incorporated by reference to
             2002 by and among United           Exhibit 2.02 to Avid Sportswear
             Companies Corporation, Merger      & Golf Corp.'s Amendment No. 1
             Co., Inc. and Avid Sportswear &    to Form S-4 filed June 24, 2002
             Golf Corp.

2.3          Articles of Merger of Avid         Incorporated by reference to
             Sportswear & Golf Corp. with and   Exhibit 2.03 to Avid Sportswear
             into Merger Co., Inc.              & Golf Corp.'s Amendment No. 1
                                                to Form S-4 filed June 24, 2002

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

3.2          Bylaws                             Incorporated by reference to
                                                Exhibit 3.04 to the Registration
                                                Statement on Form 10-SB

10.1         Share Exchange Agreement, dated    Incorporated by reference to
             March 23, 2004 by and among        Exhibit 16.1 to Current Report
             United, Trebor Industries, Inc.    on Form 8-K filed April 9, 2004
             and Robert Carmichael

10.2         Securities Purchase Agreement,     Incorporated by reference to
             dated April 2, 2004 by and         Exhibit 10.2 to United Companies
             between United and Cornell         Corporation's Registration
             Capital Partners, L.P.             Statement on Form SB-2 filed
                                                July 16, 2004

10.3         Investor Registration Rights       Incorporated by reference to
             Agreement, dated April 2, 2004 by  Exhibit 10.3 to United Companies
             and between United and Cornell     Corporation's Registration
             Capital Partners, L.P.             Statement on Form SB filed
                                                July 16, 2004

10.4         Security Agreement, dated April    Incorporated by reference to
             2, 2004 by and between United and  Exhibit 10.4 to United Companies
             Cornell Capital Partners, L.P.     Corporation's Registration
                                                Statement on Form SB filed
                                                July 16, 2004

10.5         Irrevocable Transfer Agent         Incorporated by reference to
             Instructions, dated April 2,       Exhibit 10.5 to United Companies
             2004, by and among United,         Corporation's Registration
             Cornell Capital Partners, L.P.     Statement on Form SB filed
             and First American Stock Transfer  July 16, 2004

10.6         Escrow Agreement, dated April 2,   Incorporated by reference to
             2004 by and among United, Cornell Exhibit 10.6 to United Companies Capital Partners, L.P. and Butler Corporation's Registration
             Gonzalez, LP                       Statement on Form SB filed
                                                July 16, 2004

10.7         Form of Secured Convertible        Incorporated by reference to
             Debenture                          Exhibit 10.7 to United Companies
                                                Corporation's Registration
                                                Statement on Form SB filed
                                                July 16, 2004

10.8         Form of Warrant                    Incorporated by reference to
                                                Exhibit 10.8 to United Companies
                                                Corporation's Registration
                                                Statement on Form SB filed
                                                July 16, 2004

10.9         Standby Equity Distribution        Incorporated by reference to
             Agreement, dated April 2, 2004 by  Exhibit 10.9 to United Companies
             and between United and Cornell     Corporation's Registration
             Capital Partners, L.P.             Statement on Form SB filed
                                                July 16, 2004

10.10        Registration Rights Agreement,     Incorporated by reference to
             dated April 2, 2004 by and         Exhibit 10.10 to United
             between United and Cornell         Companies Corporation's
             Capital Partners, L.P.             Registration Statement on Form
                                                SB filed July 16, 2004

10.11        Escrow Agreement, dated April 2,   Incorporated by reference to
             2004 by and among United, Cornell Exhibit 10.11 to United Capital Partners, L.P. and Butler Companies Corporation's
             Gonzalez, LP                       Registration Statement on Form
                                                SB filed July 16, 2004

10.12        Placement Agent Agreement, dated   Incorporated by reference to
             April 2, 2004, by and among        Exhibit 10.12 to United
             United, Cornell Capital Partners,  Companies Corporation's
             L.P. and Newbridge Securities      Registration Statement on Form
             Corporation                        SB filed July 16, 2004

10.13        Irrevocable Transfer Agent         Incorporated by reference to
             Instructions, dated April 2, 2004  Exhibit 10.13 to United
             by and among United, Cornell       Companies Corporation's
             Capital Partners, L.P. and First   Registration Statement on Form
             American Stock Transfer            SB filed July 16, 2004

10.14        Two Year Consulting Agreement      Incorporated by reference to
             with Jeff Morris effective         Exhibit 10.14 to Current Report
             January 1, 2005 for                on Form 8-K filed on March 11,
             Management and Strategic           2005.
             Services and Warrants issued in
             conjunction with the same.

      (a)   REPORTS ON FORM 8-K:

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

      We filed a Current  Report on Form 8-K on March 11,  2005 with  respect to
Item 1.01 - Entry into a Material Definitive Agreement and 3.02 - Unregistered Sales of Equity Securities.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

                                                     For the Years
                                                   Ended December 31,
                                                -----------------------
                                                     2004         2003
                                                ----------    ---------
           Audit Fees and Audit Related Fees    $   38,151    $  20,500
           Tax Fees                             $       --    $      --
           Other                                $       --    $      --
           Finance and Accounting Consultants   $       --    $      --

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2005                      UNITED COMPANIES CORPORATION

                                          By: /s/ Robert M. Carmichael
                                             -----------------------------------
                                             Robert M. Carmichael
                                             President, Chief Executive Officer,
                                             Chief Financial Officer and
                                             Principal Accounting Officer

                          UNITED COMPANIES CORPORATION
                              FINANCIAL STATEMENTS
                               TABLE OF CONTENTS

                                                                         PAGE(S)
                                                                         -------

 REPORT OF INDEPENDENT  REGISTERED PUBLIC ACCOUNTING FIRM                 F-1

 BALANCE SHEET AS OF DECEMBER 31, 2004                                    F-2

 STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
   DECEMBER 31, 2004 AND 2003                                             F-3

 STATEMENT OF STOCKHOLDERS' DEFICIT AS OF
   DECEMBER 31, 2002 THROUGH DECEMBER 31, 2004                            F-4

 STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
   DECEMBER 31, 2004 AND 2003                                             F-5

 NOTES TO THE FINANCIAL STATEMENTS                                    F-6 - F-15

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM

To the Board of Directors and Stockholders
United Companies Corporation
Las Vegas, Nevada

We have audited the accompanying balance sheet of United Companies Corporation as of December 31, 2004, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Companies Corporation as of December 31, 2004, and the results of its activities and cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States.

L.L. Bradford & Company, LLC
January 14, 2005
(except for Note 12, as to which the date is March 8, 2005)
Las Vegas, Nevada

                          UNITED COMPANIES CORPORATION
                                 BALANCE SHEET
                               DECEMBER 31, 2004

                                     ASSETS
Current assets
    Cash                                                           $     2,328
    Accounts receivable, net                                            63,879
    Inventory                                                          395,417
    Prepaid expense and other current assets                             8,944
                                                                   -----------
      Total current assets                                             470,568

Fixed assets, net                                                       74,343

Other assets                                                            57,093
                                                                   -----------

Total assets                                                       $   602,004
                                                                   ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Accounts payable and accrued liabilities                       $   555,130
    Customer deposits                                                   31,427
    Other liabilities                                                   10,000
    Notes payable - current portion                                     15,404
    Notes payable - related parties - current portion                   28,376
                                                                   -----------
      Total current liabilities                                        640,337

Long-term liabilities
    Notes payable - long-term portion                                   38,516
    Notes payable - related parties - long-term portion                671,017
    Convertible debenture                                              375,000
                                                                   -----------

Total liabilities                                                    1,724,870

Commitments and contingencies                                               --

Stockholders' deficit
    Common stock; $0.001 par value; 250,000,000 shares
       authorized 114,126,575 shares issued and outstanding            114,127
    Additional paid-in capital                                         811,946
    Loan fees related to standby equity distribution agreement        (231,205)
    Other receivable related to the issuance of common stock          (207,143)
    Accumulated deficit                                             (1,610,591)
                                                                   -----------
      Total stockholders' deficit                                   (1,122,866)
                                                                   -----------

Total liabilities and stockholders' deficit                        $   602,004
                                                                   ===========

                 See Accompanying Notes to Financial Statements

                          UNITED COMPANIES CORPORATION
                            STATMENTS OF OPERATIONS

                                                  Years Ended December 31,
                                              --------------------------------
                                                    2004               2003
                                              -------------      -------------
Revenues                                      $   2,974,377      $   2,455,946

Cost of revenues                                  2,020,615          1,669,577
                                              -------------      -------------

    Gross profit                                    953,762            786,369

Operating expenses
    Research and development costs                   73,280             56,893
    Selling, general and administrative           1,047,790            841,837
                                              -------------      -------------
      Total operating expenses                    1,121,070            898,730
                                              -------------      -------------

    Loss from operations                           (167,308)          (112,361)

Other (income) expense
    Other (income) expense                          (87,539)             1,113
    Interest expense                                431,153             73,595
                                              -------------      -------------
      Total other expenses                          343,614             74,708
                                              -------------      -------------

Net loss                                      $    (510,922)     $    (187,069)
                                              =============      =============

Basic loss per common share                   $       (0.00)     $       (0.00)
                                              =============      =============
Diluted loss per common share                 $       (0.00)     $       (0.00)
                                              =============      =============

Basic and diluted weighted average common
    shares outstanding                          109,719,171         95,000,000
                                              =============      =============

                 See Accompanying Notes to Financial Statements

                          UNITED COMPANIES CORPORATION
                       STATEMENT OF STOCKHOLDERS' DEFECIT

                                                                                             Loan fees     Other
                                                                                            Related to   Receivable
                                          Common Stock          Additional                Standby Equity Related to the
                                                                 Paid-In       Treasury    Distribution  Issuance of    Accumulated
                                       Shares       Amount       Capital        Stock        Agreement   Common Stock     Deficit
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance, December 31, 2002           95,000,000  $     95,000  $    270,846  $     (4,800) $         --  $         --  $   (912,600)

Net loss                                                                                                                   (187,069)
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------

Balance, December 31, 2003           95,000,000        95,000       270,846        (4,800)           --            --    (1,099,669)

Issuance of common stock
  for acquisition
  of United Companies
  Corporation                        14,483,718        14,484      (238,807)           --            --            --            --

Cancellation of treasury stock               --            --        (4,800)        4,800            --            --            --

Common stock issued for loan
  fees related
  to Standby Equity
  Distribution Agreement              2,416,667         2,417       287,583            --      (290,000)           --            --

Common stock issued for
  other receivable                     1,726,190         1,726       205,417            --            --      (207,143)          --

Common stock issued for services        500,000           500         9,500            --            --            --            --

Beneficial conversion feature
  related to convertible debentures          --            --       341,002            --            --            --            --

Amortization of loan fees related
  to Standby Equity
  Distribution Agreement                     --            --       (58,795)           --        58,795            --            --

Net loss                                                                                                                   (510,922)
                                   ------------  ------------  ------------  ------------  ------------  ------------  ------------

Balance, December 31, 2004          114,126,575  $    114,127  $    811,946  $         --  $   (231,205) $   (207,143) $ (1,610,591)
                                   ============  ============  ============  ============  ============  ============  ============

                                      Total
                                   Stockholders'
                                     Deficit
                                   ------------
Balance, December 31, 2002          $  (551,554)

Net loss                               (187,069)
                                    -----------

Balance, December 31, 2003             (738,623)

Issuance of common stock
  for acquisition
  of United Companies
  Corporation                          (224,323)

Cancellation of treasury stock               --

Common stock issued for loan
  fees related
  to Standby Equity
  Distribution Agreement                     --

Common stock issued for
  other receivable                           --

Common stock issued for services         10,000

Beneficial conversion feature
  related to convertible debentures     341,002

Amortization of loan fees related
  to Standby Equity
  Distribution Agreement                     --

Net loss                               (510,922)
                                    -----------

Balance, December 31, 2004          $(1,122,866)
                                    ===========

                 See Accompanying Notes to Financial Statements

                          UNITED COMPANIES CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                              Years ended December 31,
                                                                              ------------------------
                                                                                 2004          2003
                                                                              ---------      ---------
Cash flows from operating activities:
      Net loss                                                                $(510,922)     $(187,069)
      Adjustments to reconcile net loss to net
       cash used by operating activities:
           Depreciation and amortization                                         53,979         29,582
           Stock based compensation                                              10,000             --
           Beneficial conversion feature related to convertible debenture       341,002             --
      Changes in operating assets and liabilities:
           Change in accounts receivable, net                                   (12,279)       (37,961)
           Change in inventory                                                  (62,078)        14,916
           Change in prepaid expenses and other current assets                   (8,944)            --
           Change in other assets                                               (70,764)        (2,153)
           Change in bank overdraft                                             (26,299)         3,136
           Change in accounts payable and accrued liabilities                      (472)       (10,339)
           Change in customer deposits                                           22,507         (3,533)
           Change in billings in excess of cost and estimated
                earnings on uncompleted contracts                                (5,000)       (78,311)
           Change in other liabilities                                          (34,362)       (26,836)
                                                                              ---------      ---------
                Net cash used by operating activities                          (303,632)      (298,568)

Cash flows from investing activities:
      Change in due from related party
      Purchase of fixed assets                                                  (13,448)       (54,822)
                                                                              ---------      ---------
                Net cash used by investing activities                           (13,448)       (54,822)

Cash flows from financing activities:
      Proceeds from borrowings on notes payable                                      --         47,206
      Proceeds from borrowings on notes payable - related parties               136,876        617,450
      Proceeds from issuance of convertible debentures                          375,000             --
      Principal payments on notes payable                                       (15,421)      (152,951)
      Principal payments on notes payable - related parties                    (169,413)      (144,645)
      Principal payments on capital lease obligations                            (7,634)       (13,670)
                                                                              ---------      ---------
                Net cash provided by financing activities                       319,408        353,390
                                                                              ---------      ---------

Net change in cash                                                                2,328             --

Cash, beginning of period                                                            --             --
                                                                              ---------      ---------
Cash, end of period                                                           $   2,328      $      --
                                                                              =========      =========
Supplemental disclosure of cash flow information:
      Cash paid for interest                                                  $   6,033      $  18,962
                                                                              =========      =========
      Cash paid for taxes                                                     $      --      $      --
                                                                              =========      =========
Supplemental disclosure of non-cash financing activities
      Accounts payable and accrued liabilties assumed through
           acquistion of United Companies Corporation                         $ 224,323      $      --
                                                                              =========      =========
      Common stock issued for loan fees related to Standby Equity
           Distribution Agreement                                             $ 290,000      $      --
                                                                              =========      =========
      Common stock issued for other receivable                                $ 207,143      $      --
                                                                              =========      =========
      Amortization of loan fees related to Standby Equity
           Distribution Agreement                                             $  58,795      $      --
                                                                              =========      =========

                 See Accompanying Notes to Financial Statements

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      ----------------------------------------------------------------------

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

      On March 23, 2004, UCC consummated an agreement to acquire all of the outstanding capital stock of Trebor Industries, Inc., dba Brownies Third Lung, in exchange for 95,000,000 shares of the Company's common stock ("UCC Transaction"). Prior to the UCC Transaction, UCC was a non-operating public shell company with no operations, nominal assets, accrued liabilities totaling $224,323 and 14,483,718 shares of common stock issued and outstanding; and Trebor Industries, Inc. dba Brownies Third Lung was a manufacturer and distributor of hookah diving, and yacht based scuba air compressor and Nitrox Generation Systems from its factor in Ft. Lauderdale, Florida. The UCC Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the UCC Transaction is equivalent to the issuance of stock by Trebor Industries, Inc., dba Brownies Third Lung for the net monetary assets of a non-operational public shell company (UCC), accompanied by a recapitalization. UCC issued 95,000,000 shares of its common stock for all of the issued and outstanding common stock of Trebor Industries, Inc. dba Brownies third Lung. The accounting for the UCC Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets will not be recorded. Accordingly, these financial statements are the historical financial statements of Trebor Industries, Inc. dba Brownies Third Lung. Trebor Industries, Inc. dba Brownies Third Lung was incorporated in September 17, 1981. Therefore, these financial statements reflect activities from September 17, 1981 (Date of Inception for Trebor Industries, Inc. dba Brownies Third Lung) and forward.

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

      RECLASSIFICATIONS - Certain reclassifications have been made to the 2003 financial statement amounts to conform to the 2004 financial statement presentation.

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

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)
      -----------------------------------------------------------

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

      ADVERTISING AND MARKETING COSTS - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on
      Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Advertising and trade show expenses incurred for the year ended December 31, 2004 and 2003, were approximately $61,158 and $56,982, respectively.

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

      As of December 31, 2004, the Company has available net operating loss carryforwards that will expire in various periods through 2024. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

      COMPREHENSIVE INCOME (LOSS) - The Company has no components of other comprehensive income. Accordingly, net loss equals comprehensive loss for all periods.

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)
      -----------------------------------------------------------

      STOCK-BASED COMPENSATION - In December 2004, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 123 revised, Accounting for Stock-Based Compensation. Under SFAS No. 123 revised, the Company will measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period the employee is required to provide service in exchange for the award. SFAS No. 123 revised, replaces SFAS No.123, and supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. In addition, SFAS No. 123 revised amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as financing cash inflow rather than as a reduction of taxes paid. The Company has elected early adoption of SFAS No. 123 for the year ended December 31, 2004. Previously, the Company had applied APB Opinion No. 25, in accounting for stock-based compensation to employees. For stock options and warrants issued to non-employees, the Company was applying SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value. Fair value is measured based on whichever is more reliable, the cost of the good or service, or the fair value of the equity instrument issued. SFAS No. 123 revised did not change the accounting treatment as it relates to non-employee compensation based equity awards issued. Adoption of SFAS No. 123 revised during the year ended December 31, 2004 has not had a significant financial impact.

      On April 14, 2004, United issued 500,000 unregistered shares to Earl Ingarfield in satisfaction of a $10,000 consulting agreement dated January 15, 2004. Other than this transaction, the Company issued no stock, neither granted warrants nor options, to employees or non-employees for compensation for the year ended December 31, 2004.

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

      NEW ACCOUNTING PRONOUNCEMENTS - FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. It is effective immediately for variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities acquired before February 1, 2003. The company adopted this statement during the year ended December 31, 2004 with no significant financial impact.

      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets-Amendment of APB Opinion No. 29. This statement amends APB Opinion 29 that is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions. SFAS No. 153 eliminates APB No. 29's exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Commercial substance is assumed if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company elected early adoption of this statement during the year ended December 31, 2004 with no significant financial impact.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. As discussed above, the Company elected early adoption of SFAS No. 123 revised. As of the year ended December 31, 2004, the Company had no existing Stock-Based Compensation plans. Therefore, the transition and disclosure provisions of SFAS No. 148 are not expected to have any significant financial impact on the Company.

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)
      -----------------------------------------------------------

      In November 2004, the FASB issued SFAS No. 151, Inventory Costs-Amendment of ARB No. 43. The statement amends the guidance in ARB No. 43 regarding "inventory pricing" to clarify the accounting for "abnormal" amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 calls for the treatment of these costs as period costs regardless of the normal or "abnormal" nature of them. SFAS No. 151 eliminates the "so abnormal" classification provision found in ARB No. 43. The Company elected early adoption of this statement during the year ended December 31, 2004 with no significant financial impact.

      SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, amends and clarifies accounting for derivative instruments under SFAS No. 133. It is effective for contracts entered into after June 30, 2003. The Company adopted this statement during the year ended December 31, 2004 with no significant financial impact.

      SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this statement during the year ended December 31, 2004 with no significant financial impact.

2.    INVENTORY
      ---------

      Inventory consists of the following as of December 31, 2004:

      Raw materials                                            $   225,973
      Work in process                                                   --
      Finished goods                                               169,444
                                                               -----------

                                                               $   395,417
                                                               ===========
3.    FIXED ASSETS
      ------------

      Fixed assets consist of the following as of December 31, 2004:

      Furniture and equipment                                  $   235,639
      Leasehold Improvements                                         7,000
                                                               -----------
                                                                   242,639
      Less: accumulated depreciation and amortization             (168,296)
                                                               -----------
                                                               $    74,343
                                                               ===========

4.    CREDIT CONCENTRATION
      --------------------

      The Company's largest customer and Brownie's dealer is Brownie's Southport Diver (BSD), an entity owned by the brother of Robert Carmichael, the Company's Chief Executive Officer. Sales to BSD for the years ended December 31, 2004 and 2003 were approximately $644,320 and $405, 000 or 21.7% and 16.5%, respectively, of total Company sales.

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

5.    RELATED PARTY TRANSACTIONS
      --------------------------

      Notes payable - related parties - Notes payable - related parties consists of the following as of December 31, 2004:

      Loan from the Company's Chief Executive Officer, unsecured, bearing interest at 10% per annum, principal- only payments of $5,000 per month through March 30, 2005, due on demand. In March 2005, this loan was restructured. See Note 12. SUBSEQUENT EVENTS. A new note was signed with principal and interest payments of $3,924 per month to begin on April 1,
      2005 bearing 10% interest per annum with a $431,795 balloon payment due
      March 1, 2010. The note will be discounted 15% of the outstanding balance
      if paid in full by April 1, 2007.                                                $ 442,478

      Loan from an entity owned by the Company's Chief Executive Officer, unsecured, bearing interest at 10% per annum, and due on demand. In March
      2005, this loan was restructured. See Note 12. SUBSEQUENT EVENTS. A new note was signed with principal and interest payments of $1,802 per month to begin on April 1, 2005 bearing10% interest per annum with a $198,264 balloon payment due March 1, 2010. The note will be discounted 15% of the
      outstanding balance if paid in full by April 1, 2007.                              201,917

      Accrued royalties due an entity owned by the Company's Chief Executive
      Officer, unsecured, converted to a non-interest bearing note effective
      February 15, 2005 with principal only payments of $2,292 to begin on March
      15, 2005 and maturing in February 2007. See Note 12.

      SUBSEQUENT EVENTS.                                                                  54,998
      ------------------                                                               ---------
                                                                                         699,393

      Less amounts due within one year                                                    28,376
                                                                                       ---------
      Long-term portion of related party notes payable
                                                                                       $ 671,017
                                                                                       =========

      As of December 31, 2004, principal payments on the related party notes payable are as follows:

        2005                                                                           $  28,376
        2006                                                                              31,417
        2007                                                                               8,912
        2008                                                                               4,781
        2009 and thereafter                                                              625,907
                                                                                       ---------

                                                                                       $ 699,393
                                                                                       =========

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

5.    RELATED PARTY TRANSACTIONS (continued)
      --------------------------

      As of December 31, 2004 two loans from the Company's Chief Executive Officer, were combined into the one loan totaling $442,478 as presented above, bearing the same terms and conditions as the separate loans prior to combination. In addition, as of December 31, 2004, the Company's Chief Executive Officer satisfied a fully reserved debt of a related entity by granting a $76,696 reduction in the loan amount due the entity. The $76,696 was applied to the loan balance due from the related entity. Accordingly, the $76,696 existing reserve against this debt was reversed, resulting in a recovery of bad debt for the same amount.

      INTEREST EXPENSE ON RELATED PARTY LOANS - Interest expense on related party loans for the years ended December 31, 2004 and 2003 was $72,456 and $54,633, respectively, and was capitalized to the respective related party account balances due.

      REVENUES - The Company sells products to an entity owned by the brother of the Company's Chief Executive Officer, Brownie's Southport Divers. Terms of sale are no more favorable than those extended to any of the Company's other customers. Revenues earned from Brownie's Southport Divers for the year ended December 31, 2004 and 2003 were approximately $644,320 and $405,000, respectively.

      ROYALTIES - During January 2004, the Company entered into various Non-Exclusive License Agreements with entities owned by the Company's Chief Executive Officer to license patents of products owned by the entities. Based on the Agreements, the Company will pay the entities from $1.00 to $50.00 per licensed products sold, with rates increasing 5% annually. Effective January 1, 2005, three of six of these Agreements were renegotiated and replaced with new agreements. The three agreements effective January 1, 2004 that were not changed are with one entity the Chief Executive Officer has an ownership interest in calling for payments of $1.00, $2.00 and $50.00, respectively, per licensed product sold, with rates increasing 5% annually. Under the three new Non-Exclusive License Agreements effective January 1, 2005, the Company will pay another entity owned by the Chief Executive Officer, $2.00 per licensed products sold, rates increasing 5% annually. In addition, as part of the New Royalty Agreements, the related entity has granted a 75% royalty fee discount period through December 31, 2005 after which time the royalty rate will return to 100%.

      During January 2004, the Company entered into an Exclusive License Agreement with an entity owned by the Company's Chief Executive Officer to license the trademark "Brownies Third Lung". Under the Agreement the Company is required to pay the entity the greater of $15,000 per quarter or 2.5% of gross revenues. This Agreement was renegotiated, and effective January 1, 2005, will be replaced with a New Agreement that added Tankfill and Public Safety Trademarks to the license agreement for the royalty fee of the greater of 2.5% of gross revenues per quarter. In addition, under the New Royalty Agreement, the related entity has granted a 75% royalty discount period through December 31, 2005 after which time the royalty rate will return to 100%.

      During January 2004, the Company entered into two Exclusive License Agreements with an entity owned by the Company's Chief Executive Officer to license the various Tankfill and Public Safety trademarks. Under the Agreements the Company is required to pay the entity 1% of gross revenues for total related licensed products sold. These agreements were cancelled after December 31, 2004 since they were combined with the renegotiated "Brownies Third Lung" trademark license agreement that will become effective January 1, 2005.

      During January 2004 the Company entered into a Non-Exclusive License Agreement with an entity in which the Chief Executive Officer has an ownership interest to license a trademark of products owned by the entity. Based on the Agreements, the Company will pay the entity $0.25 per licensed products sold, with rates increasing $0.05 annually.

      For the year ended December 31, 2004, total royalty expense for the above agreements approximated $98,305. As of December 31, 2004, the Company was in arrears on royalty fees due by $54,998. As part of the renegotiation and replacement of some of the Royalty Agreements as referred to above, the related entities waived interest and penalties that would have been due on the $54,998. In addition, a note was issued effective February 15, 2005 for this debt. See

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

5.    RELATED PARTY TRANSACTIONS (continued)
      --------------------------------------

      debt schedule above showing the $54,998 due and Note 12. SUBSEQUENT EVENTS for information regarding overall royalty fee relief granted the Company.

      LEASE EXPENSE - The Company leases its facility from an entity in which the Chief Executive Officer has an ownership interest. Lease expense for the year ended December 31, 2004 and 2003 was approximately $130,864 and $113,000, respectively.

6.    OTHER LIABILITIES
      -----------------

      Other liabilities totaling $10,000 as of December 31, 2004, consists of a settlement with a government agency for payment of a fine. Under the government settlement agreement, the Company is required to make monthly payments ranging from $1,000 to $1,500 per month. The government liability is unsecured and payments continue until paid in full.

7.    NOTES PAYABLE
      -------------

      Notes payable consists of the following as of December 31, 2004:

      Promissory note payable secured by a vehicle of the Company, bearing interest at 10.16%, due in monthly principal and interest payments of
      $553, which matures August 2007                                                  $  16,688

      Promissory note payable secured by a vehicle of the Company, bearing no interest, due in monthly principal and interest payments of $349, which
      matures November 2008                                                               16,402

      Promissory note payable secured by a vehicle of the Company, bearing interest at 7.47%, due in monthly principal and interest payments of $513,
      which matures October 2008                                                          20,830
                                                                                       ---------
                                                                                          53,920

      Less amounts due within one year:                                                   15,404
                                                                                       ---------
      Long-term portion of notes payable                                                $ 38,516
                                                                                       =========
      As of December 31, 2004, principal payments on the notes payable are as follows:

        2005                                                                           $  15,404
        2006                                                                              15,154
        2007                                                                              15,054
        2008                                                                               8,308
        2009 and thereafter                                                                   --
                                                                                       ---------
                                                                                       $  53,920
                                                                                       =========

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

8.    SECURED CONVERTIBLE DEBENTURE
      -----------------------------

      On April 2, 2004, the Company issued a Secured Convertible Debenture to Cornell Capital Partners, LP in the principal amount of $250,000. The convertible debenture is convertible into shares of the Company's common stock as a price per share that is equal to the lesser of: (i) an amount equal to 120% of the closing bid price of our common stock as of the date of the convertible debenture or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of our common stock for the five trading days immediately preceding the conversion date. The convertible debenture accrues interest at a rate of 5% per year and is convertible at the holder's option. The convertible debenture has a term of 2 years. At the Company's option, the convertible debenture may be paid in cash or converted into shares of our common stock unless converted earlier by the holder. Except after an event of default, as set forth in the Secured Convertible Debenture, Cornell Capital Partners, LP is not entitled to convert such debenture for a number of shares of common stock of United in excess of that number of shares which, upon giving effect to the debentures if such conversion would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliated to exceed 4.99% of the outstanding shares of common stock of United. The Company has the right to redeem with fifteen (15) business days advance notice, a portion or all of the outstanding convertible debenture. The redemption price shall be one hundred twenty (120%) of the redeemed amount plus accrued interest. In addition, if United avails itself of the redemption right, United shall, concurrent with the redemption, issue warrants to the holder at a rate of 50,000 per $100,000 redeemed, pro-rata. The exercise price of the warrants shall be 120% of the closing bid price of United's common stock on the closing date. The warrants shall have "piggy-back" and demand registration rights and shall survive for two
      (2) years from the closing date.

      On July 23, 2004, the Company issued a second secured convertible debenture to Cornell Capital Partner, LP in the principal amount of $125,000. The convertible debenture has a term of 2 years with all the same terms and conditions of the first convertible debenture issued on April 2, 2004.

      The Company recorded the estimated value of the conversion feature on the debentures issued April 2, 2004 and July 23, 2004 as interest expense totaling $285,714, and $55,288, respectively. Additionally, upon closing of the first and second debenture, the Company paid $50,000, and $12,500, in loan fees, respectively which were capitalized and reflected as part of other assets. The loan fees are being expensed over the life of the debentures using the straight-line method. As of December 31, 2004, loan fees of $41,927 (net of $20,573 amortization expense) were included in other assets, totaling $57,093.

9.    STANDBY EQUITY DISTRIBUTION AGREEMENT
      -------------------------------------

      On April 2, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically issue and sell shares of our common stock for a total purchase price of $5 million. If we request advances under the Standby Equity Distribution Agreement, Cornell Capital Partners, LP will purchase shares of common stock of United for 95% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the advance notice date. Cornell Capital Partners, LP will retain 5% of each advance under the Standby Equity Distribution Agreement. The Company may not request advances in excess of a total of $5 million. The maximum of each advance is equal to $100,000 and up to a maximum of $400,000 in any thirty-day period.

      In addition, the Company issued 2,416,667 shares of the Company's common stock in April 2004 for loan fees totaling $290,000 related to the Standby Equity Distribution Agreement beginning with the effective date which begins when the filed registration statement Form SB-2 is declared effective. The loan fees are being amortized to additional paid in capital over the term of the Standby Equity Distribution Agreement. The Company also issued an additional 1,726,190 shares of the Company's common stock in April 2004 to Cornell Capital Partners LP in relation to the loan fees which exceeded the agreed upon fees of $290,000. Cornell Capital has agreed to return the shares and accordingly the Company recorded an other receivable related to the issuance of common stock totaling $207,143.

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

10.   COMMON STOCK REGISTRATION
      -------------------------

      On July 16, 2004, the Company filed a registration statement on Form SB-2 registering shares of common stock underlying secured convertible debentures and shares of common stock pursuant to a Standby Equity Distribution Agreement, dated April 2, 2004 with Cornell Capital Partners, LP. The registration statement became effective on August 6, 2004.

11.   COMMITMENTS AND CONTINGENCIES
      -----------------------------

      PROPERTY LEASE AGREEMENT - The Company operates from a leased facility in which the Company's Chief Executive Officer has an ownership interest. The lease is non-cancelable and calls for an annual base rent of approximately $115,000 plus sales tax with a 10% base rent increase every 5 years. The lease expires in April 2013, and has three 5-year renewal options. In addition, up to $15,000 in real estate taxes is provided for in the base rental payment. Any real estate taxes over and above $15,000 are added to the rent. For the years ended December 31, 2004 and 2003, total rent expense for the leased facilities were $130,864 and $113,000, respectively. Rent for the year ended December 31, 2004 included $7,669 attributable to real estate taxes in excess of $15,000. Additionally, the Company is responsible for all other operating expenses on the property such as insurance, repairs and maintenance, etc. as the net is termed a triple net lease. The triple net expenses are recorded to the applicable expense accounts on the Company's statement of operations.

      EQUIPMENT LEASE AGREEMENT - The Company leases various office equipment under either a month-to-month basis or under an operating lease. Currently there is one non-cancelable operating lease for an office copier at a rate of $313 per month plus sales tax. The lease expires in August 2009.

      Future minimum lease payments required under such operating leases as of December 31, 2004 are as follows:

        2005                                          $   125,878
        2006                                              125,878
        2007                                              125,878
        2008                                              134,005
        2009 and Thereafter                               583,709
                                                      -----------

                                                      $ 1,095,349
                                                      ===========

12.   SUBSEQUENT EVENTS
      -----------------

      As continued incentive for growth with no implied or stated conditions, the Chief Executive Officer, on behalf of one of the entity's he owns, granted relief to the Company effective in January 2005 and forward as it relates to royalty fees as follows:
            a. by way of entering into New Royalty Agreements effective January 1, 2005 that provide for a 75% discount on royalty fees through the year ended December 31, 2005,
            b. combining trademark fees that were provided for in three agreements into one agreement thereby reducing the royalty fee amount as well as eliminating the minimum $15,000 per quarter royalty fee,
            c. waiving interest and penalties that would have been due on past due royalty fees as of December 31, 2004, and
            d. accepting a non-interest bearing note effective February 15, 2005 for past due royalties of $54,998 owed as of December 31, 2004, with monthly payments of $2,291.58 beginning on March 15, 2005 and maturing on February 15, 2007.
      See Note 5. RELATED PARTY TRANSACTIONS for detailed terms of the New Royalty Agreements following the related Agreements they are replacing.

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

12.   SUBSEQUENT EVENTS (continued)
      -----------------------------

      Effective January 1, 2005, the Company entered into a two-year consulting agreement for management and strategic services. The consulting agreement calls for payments of $6,000 per month and provides for warrants to purchase 28,571,428 shares of the Company's common stock. The exercise price of the warrants is $.007 per share, which equaled the bid/ask price of the Company's common stock on January 1, 2005, the effective date of the agreement. The rights to exercise the warrants shall vest in four equal tranches of 7,142,857 current shares at six months, twelve months, eighteen months, and twenty-four months. The warrants expiration date is twenty-four months after the vest date. Further, the warrants have "piggy-back" registration rights and provide for either a cash or cashless exercise. The cashless exercise provision provides for a discount in the amount of shares provided at exercise based on a formula that takes into account as one of its factors the average of the closing sale price on the common stock for five trading days immediately prior to but not including the date of exercise. The Company can terminate the consulting agreement at any time for "Cause" as defined in the consulting agreement. The
      Consultant may terminate the consulting agreement at any time for non-payment of monies due, and such condition remains uncured for a period of sixty days.

      On February 15, 2005, Cornell Capital Partners LP issued a conversion notice in the amount of $10,000, representing a conversion under the terms of the Convertible Debenture. Accordingly, based on a conversion price of $.0128, Cornell Capital Partners LP was issued 781,250 shares of free-trading common stock on March 3, 2005.

      On March 8, 2005, Cornell Capital Partners LP issued a conversion notice in the amount of $10,000, representing a conversion under the terms of the Convertible Debenture. Accordingly, based on a conversion price of $.0082, Cornell Capital Partners LP was issued 1,219,512 shares of free-trading common stock on March 24, 2005.

      In March 2005, the related party loans due the Chief Executive Officer and an entity owned by the Chief Executive Officer were restructured. Prior to the restructure, both loans bore interest at 10% per annum and were due on demand. The shareholder loan due the Chief Executive Officer, for $442,478 had principal only payments of $5,000 due monthly. The loan due the entity owned by the Chief Executive Officer for $201,917, had no stated monthly payment amount.

      The terms of the two new notes include the principal balances of the loans adjusted for principal payments and interest accrued through March 31, 2005 and are as follows:

            Note payable due the Chief Executive Officer for the principal amount of $447,113 bearing interest at 10% per annum, unsecured, with principal and interest payments of $3,924 due monthly beginning April 1, 2005 and with a balloon payment of $431,795 due in March 2010. There are no early prepayment penalties. Furthermore, the note balance will be discounted 15% for full repayment of the note prior to April 1, 2007.

            Note payable due an entity owned by the Chief Executive Officer for the principal amount of $205,297 bearing interest at 10% per annum, unsecured, with principal and interest payments of $1,802 due monthly beginning April 1, 2005 with a balloon payment of $198,264 due in March 2010. There are no early prepayment penalties. Furthermore, the note balance with be discounted 15% for full repayment of the note prior to April 1, 2007.