Form 10QSB
period 2005-03-31
UNITED COMPANIES CORP
filed 2005-05-13
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(MARK ONE)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2005

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                          Commission File No. 000-28321

                          UNITED COMPANIES CORPORATION
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


             Nevada                                      88-0374969
      --------------------                           -------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


940 N.W. 1st Street, Fort Lauderdale, Florida                  33311
---------------------------------------------                  -----
  (Address of Principal Executive Offices)                   (Zip Code)


                                 (954) 462-5570
                        ---------------------------------
                (Issuer's Telephone Number, Including Area Code)


                          Avid Sportswear & Golf Corp.
                          ----------------------------
                                  (Former Name)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      There were 116,127,337 shares of common stock outstanding as of April 29, 2005.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

         Financial Information

                          UNITED COMPANIES CORPORATION
                                  BALANCE SHEET
                                 MARCH 31, 2005
                                   (UNAUDITED)

                                     ASSETS

Current assets
  Cash                                                              $    20,002
  Accounts receivable, net                                               82,726
  Inventory                                                             359,628
  Prepaid expense and other current assets                                9,412
                                                                    -----------
     Total current assets                                               471,768

Fixed assets, net                                                        69,788

Other assets                                                             49,346
                                                                    -----------
Total assets                                                        $   590,902
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued liabilities                          $   569,839
  Customer deposits                                                      39,994
  Other liabilities                                                      10,549
  Loan Payable - related party                                            5,333
  Notes payable - current portion                                        14,420
  Notes payable - related parties - current portion                      31,125
                                                                    -----------
     Total current liabilities                                          671,260

Long-term liabilities
  Notes payable - long-term portion                                      35,713
  Notes payable - related parties - long-term portion                   676,280
  Convertible debenture                                                 355,000
                                                                    -----------
Total liabilities                                                     1,738,253

Commitments and contingencies                                                --

Stockholders' deficit
  Common stock; $0.001 par value; 250,000,000 shares authorized
    116,127,337 shares issued and outstanding                           116,128
  Additional paid-in capital                                            654,388
  Loan fees related to standby equity distribution agreement           (195,452)
  Other receivable related to the issuance of common stock              (41,429)
  Accumulated deficit                                                (1,680,986)
                                                                    -----------
     Total stockholders' deficit                                     (1,147,351)
                                                                    -----------
Total liabilities and stockholders' deficit                         $   590,902
                                                                    ===========

                 See Accompanying Notes to Financial Statements

                          UNITED COMPANIES CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                 Three Months Ended March 31,
                                               -------------------------------
                                                    2005              2004
                                               -------------     -------------
Revenues                                       $     690,341     $     446,259

Cost of revenues                                     492,230           345,845
                                               -------------     -------------
  Gross profit                                       198,111           100,414
                                               -------------     -------------
Operating expenses
  Research and development costs                       4,538            15,361
  Selling, general and administrative                239,326           248,411
                                               -------------     -------------
     Total operating expenses                        243,864           263,772
                                               -------------     -------------
  Loss from operations                               (45,753)         (163,358)

Other (income) expense
  Other (income) expense                               2,040             3,113
  Interest expense                                    22,602            19,631
                                               -------------     -------------
     Total other expenses                             24,642            22,744

                                               -------------     -------------
Net loss                                       $     (70,395)    $    (186,102)
                                               =============     =============
Basic loss per common share                    $       (0.00)    $       (0.02)
                                               =============     =============
Diluted loss per common share                  $       (0.00)    $       (0.02)
                                               =============     =============

Basic and diluted weighted average common
  shares outstanding                             114,486,712        10,828,061
                                               =============     =============

                 See Accompanying Notes to Financial Statements

                          UNITED COMPANIES CORPORATION
                       STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                           Loan fees        Other
                                                                           Related to     Receivable
                                      Common Stock          Additional   Standby Equity  Related to the                  Total
                                -------------------------    Paid-in      Distribution    Issuance of    Accumulated  Stockholders'
                                   Shares       Amount       Capital       Agreement      Common Stock     Deficit       Deficit
                                -----------   -----------   -----------   --------------  -------------  ------------  -------------
Balance, December 31, 2004      114,126,575   $   114,127   $   811,946   $  (231,205)   $  (207,143)    $(1,610,591)   $(1,122,866)

Reclassification for change
 in the number of
 common shares receivable
 related to the
 issuance of common stock                --            --      (165,714)           --        165,714              --             --

Conversion of Convertible
Debenture to Common Stock
pursuant to the Securties
 Purchase Agreement dated
 April 4, 2004                    2,000,762         2,001        17,999            --             --              --         20,000

Amortization of loan fees
 related to Standby
 Equity Distribution Agreement           --            --       (35,753)       35,753             --              --             --

Consulting expense recognized
 for stock options issued
 in conjunction with the
 consulting agreement
 effective January, 2005                 --            --        25,910            --             --              --         25,910

Net loss                                 --            --            --            --             --         (70,395)       (70,395)
                                -----------   -----------   -----------   -----------    -----------     -----------    -----------
Balance, March 31,
 2005 (Unaudited)               116,127,337   $   116,128   $   654,388   $  (195,452)   $   (41,429)    $(1,680,986)   $(1,147,351)
                                ===========   ===========   ===========   ===========    ===========     ===========    ===========

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

The financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they may not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. The financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

The results of the operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

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

Reclassifications  -  Certain  reclassifications  have  been  made  to the  2004
financial   statement  amounts  to  conform  to  the  2005  financial  statement presentation.

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

Advertising and marketing costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Advertising and trade show expenses incurred for the three months ended March 31, 2005 and 2004, were approximately $14,000 and $15,000 respectively.

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

As of March 31, 2005, the Company has available net operating loss carryforwards that will expire in various periods through 2025. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Comprehensive   income   (loss)  -  The  Company  has  no  components  of  other
comprehensive income. Accordingly, net loss equals comprehensive loss for all periods.

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)

Stock-based compensation - In December 2004, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 123 revised, Accounting for Stock-Based Compensation. Under SFAS No. 123 revised, the Company will measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period the employee is required to provide service in exchange for the award. SFAS No. 123 revised, replaces SFAS No.123, and supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. In addition, SFAS No. 123 revised amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as financing cash inflow rather than as a reduction of taxes paid. The Company has elected early adoption of SFAS No. 123 for the year ended December 31, 2004. Previously, the Company had applied APB Opinion No. 25, in accounting for stock-based compensation to employees. For stock options and warrants issued to non-employees, the Company was applying SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value. Fair value is measured based on whichever is more reliable, the cost of the good or service, or the fair value of the equity instrument issued. SFAS No. 123 revised did not change the accounting treatment as it relates to non-employee compensation based equity awards issued. The Company adopted SFAS No. 123 revised during the year ended December 31, 2004 with no significant financial impact.

The Company did not issue any or grant any warrants or options to employees for compensation for the three months ended March 31, 2005.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. As discussed above, the Company elected early adoption of SFAS No. 123 revised. As of the year ended December 31, 2004, the Company did not have any existing Stock-Based Compensation plans. Therefore, the transition and disclosure provisions of SFAS No. 148 are not expected to have any significant financial impact on the Company.

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

2.       INVENTORY

Inventory consists of the following as of March 31, 2005:

                Raw materials                         $  220,820
                Work in process                               --
                Finished goods                           138,808
                                                      ----------
                                                      $  359,628
                                                      ==========

3.       FIXED ASSETS

Fixed assets consist of the following as of March 31, 2005:

                Furniture, vehicles, and equipment                   $ 236,496
                Leasehold Improvements                                   7,000
                                                                     ---------
                                                                       243,496
                Less: accumulated depreciation and amortization       (173,708)
                                                                     ---------
                                                                     $  69,788
                                                                     =========

4.       CREDIT CONCENTRATION

The Company's largest customers and Brownie's dealers are Brownie's Southport Diver, West Marine Products, and Brownie's Palm Beach Diver. Sales to Brownie's Southport Diver, West Marine Products, and Brownie's Palm Beach Diver for the three months ended March 31, 2005 represented approximately 38%, 11%, and 7%, respectively, of total Company sales. Sales to Brownie's Southport Diver, West Marine Products, and Brownie's Palm Beach for the three months ended March 31, 2004 represented approximately 44%, 2%, and 0%, respectively of total Company sales for the period. Brownie's Southport Diver and Brownie's Palm Beach are owned by the brother of Robert Carmichael, the Company's Chief Executive Officer as discussed in Note 5. RELATED PARTY TRANSACTIONS.

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

5.       RELATED PARTY TRANSACTIONS

Notes payable - related parties - Notes payable - related parties consists of the following as of March 31, 2005:


Promissory  note  payable  to  the  Chief  Executive  Officer of  the  Company, unsecured,  bearing  interest  at 10% per annum, due in monthly  principal  and interest payments of $3,924, maturing on March 1, 2010 with a balloon payment of $431,795 due.
The note will be discounted 15% of the outstanding principal
balance if paid in full by April, 1 2007.                                         $   447,110

Promissory  note payable to an entity  owned by the  Company's
Chief  Executive Officer, unsecured,  bearing interest at 10%
per annum, due in monthly principal and  interest  payments
of  $1,802,  maturing  on March 1,  2010 with a balloon
payment of $198,264  due.  The note will be  discounted
15% of the  outstanding principal balance if paid
in full by April 1, 2007.                                                             205,297

Promissory  note payable due an entity owned by the  Company's  Chief
Executive Officer, unsecured, bearing 0% interest per annum, due in monthly principal only payments of $2,292, maturing
on February 15, 2007.
                                                                                       54,998
                                                                                  -----------
                                                                                      707,405

Less amounts due within one year                                                       31,125
                                                                                  -----------
Long-term portion of related party notes payable                                  $   676,280
                                                                                  ===========


As of March 31, 2005, principal payments on the related party notes payable are as follows:

                    2005                                     $    25,602
                    2006                                          31,407
                    2007                                           8,900
                    2008                                           4,769
                    2009                                           5,268
                    Thereafter                                   631,459
                                                            ------------
                                                            $    707,405
                                                            ============

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

5.       RELATED PARTY TRANSACTIONS (CONTINUED)

Interest expense on related party loans - Interest expense on related party loans for the three months ended March 31, 2005 and 2004 was $10,779 and $18,228, respectively, and was capitalized to the respective related party account balances due.

Revenues - The Company sells products to two entities owned by the brother of the Company's Chief Executive Officer, Brownie's Southport Divers and Brownie's Palm Beach Divers. Terms of sale are no more favorable than those extended to any of the Company's other customers. Combined revenues earned from these entities for the three months ended March 31, 2005 and 2004 were approximately $312,000 and $196,000, respectively.

Royalties - The Company has Non-Exclusive License Agreements with an entity in which the Company's Chief Executive Officer has an ownership interest to license product patents it owns. Based on the Agreements with the entity, the Company pays royalties ranging from $1.00 to $50.00 per licensed products sold, with rates increasing 5% annually. With the same entity, the Company has a Non-Exclusive License Agreement to license a trademark of products owned by the entity. Based on the Agreement, the Company will pay the entity $0.25 per licensed products sold, with rates increasing $0.05 annually.

The Company has Non-Exclusive License Agreements with an entity owned by the Company's Chief Executive Officer to license product patents it owns. Previous Agreements in effect with this entity were renegotiated and New Agreements were entered into effective January 1, 2005. Under the terms of the new Agreements, the Company pays the other related entity $2.00 per licensed products sold, rates increasing 5% annually, with a 75% royalty fee discount period through December 31, 2005 after which time the royalty rate will return to 100%. With the same entity, the Company has an Exclusive License Agreement to license the trademark "Brownies Third Lung", "Tankfill", "Brownies Public Safety" and various other related trademarks as listed in the Agreement. The one Agreement replaced several earlier license agreements and was effective January 1, 2005. Based on the Agreement, the Company will pay the entity 2.5% of gross revenues per quarter, with a 75% royalty fee discount period through December 31, 2005 at which time the royalty rate will return to 100%.

For the three months ended March 31, 2005 and 2004, total royalty expense for the above agreements approximated $4,700 and $37,000, respectively.

Lease Expense - The Company leases its facility from an entity in which the Chief Executive Officer has an ownership interest. Lease expense for the three months ended March 31, 2005 and 2004 was $30,475 and $30,475, respectively.

6.       OTHER LIABILITIES

Other liabilities totaling $10,549 as of March 31, 2005, consists of $1,886 royalties due, $1,163 sales tax payable, and $7,500 remaining on a settlement with a government agency for payment of a fine. Under the government settlement agreement, the Company is required to make monthly payments ranging from $1,000 to $1,500 per month. The government liability is unsecured and payments continue until paid in full.

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

7.       NOTES PAYABLE

Notes payable consists of the following as of March 31, 2005:

Promissory note payable secured by a vehicle of the Company, bearing interest at 10.16%, due in monthly principal and
interest payments of $553, which matures August 2007                  $   15,028

Promissory  note  payable  secured  by a  vehicle  of the
Company,  bearing  no interest, due in monthly principal
and interest payments of $349, which matures November 2008                15,355

Promissory note payable secured by a vehicle of the Company, bearing interest at 7.47%, due in monthly principal and
interest payments of $513, which matures October 2008                     19,750
                                                                      ----------
                                                                          50,133

Less amounts due within one year:                                         14,120
                                                                      ----------
Long-term portion of notes payable                                    $   35,713
                                                                      ==========


As of December 31, 2004, principal payments on the notes payable are as follows:

                    2005                                $    10,734
                    2006                                     15,121
                    2007                                     15,019
                    2008                                      9,259
                    2009                                         --
                                                        -----------
                                                        $    50,133
                                                        ===========

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

8.       SECURED CONVERTIBLE DEBENTURE

On April 2, 2004, the Company issued a Secured Convertible Debenture to Cornell Capital Partners, LP in the principal amount of $250,000. The convertible debenture is convertible into shares of the Company's common stock as a price per share that is equal to the lesser of: (i) an amount equal to 120% of the closing bid price of our common stock as of the date of the convertible debenture or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of our common stock for the five trading days immediately preceding the conversion date. The convertible debenture accrues interest at a rate of 5% per year and is convertible at the holder's option. The convertible debenture has a term of 2 years. At the Company's option, the convertible debenture may be paid in cash or converted into shares of our common stock unless converted earlier by the holder. Except after an event of default, as set forth in the Secured Convertible Debenture, Cornell Capital Partners, LP is not entitled to convert such debenture for a number of shares of common stock of United in excess of that number of shares which, upon giving effect to the debentures if such conversion would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliated to exceed 4.99% of the outstanding shares of common stock of United. The Company has the right to redeem with fifteen (15) business days advance notice, a portion or all of the outstanding convertible debenture. The redemption price shall be one hundred twenty (120%) of the redeemed amount plus accrued interest. In addition, if United avails itself of the redemption right, the Company shall, concurrent with the redemption, issue warrants to the holder at a rate of 50,000 per $100,000 redeemed, pro-rata. The exercise price of the warrants shall be 120% of the closing bid price of the Company's common stock on the closing date. The warrants shall have "piggy-back" and demand registration rights and shall survive for two (2) years from the closing date.

On July 23, 2004, the Company issued a second secured convertible debenture to Cornell Capital Partner, LP in the principal amount of $125,000. The convertible debenture has a term of 2 years with all the same terms and conditions of the first convertible debenture issued on April 2, 2004.

On February 15, 2005, Cornell Capital Partners LP issued a conversion notice in the amount of $10,000, representing a conversion under the terms of the Convertible Debenture. Accordingly, based on a conversion price of $.0128, Cornell Capital Partners LP was issued 781,250 shares of registered common stock.

On March 8, 2005, Cornell Capital Partners LP issued a conversion notice in the amount of $10,000, representing a conversion under the terms of the Convertible Debenture. Accordingly, based on a conversion price of $.0082, Cornell Capital Partners LP was issued 1,219,512 shares of registered common stock.

As of March 31, 2005 loan fees of $34,115 (net of $28,345 amortization expense) were included in other assets, totaling $49,346.

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

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

9.       STANDBY EQUITY DISTRIBUTION AGREEMENT (CONTINUED)

In addition, the Company issued 3,625,000 shares of the Company's common stock in April 2004 for loan fees totaling $290,000 related to the Standby Equity Distribution Agreement that was effective August 6, 2004, the date the Company's filed registration statement Form SB-2 was declared effective. The loan fees are being amortized to additional paid in capital over the term of the Standby
Equity Distribution Agreement. The Company also issued an additional 517,857 shares of the Company's common stock in April 2004 to Cornell Capital Partners LP in relation to the loan fees which exceeded the agreed upon fees of $290,000. Cornell Capital has agreed to return the shares and accordingly the Company recorded an other receivable related to the issuance of common stock totaling $41,429. As originally stated in the Company's audited financial statements for the year ended December 31, 2004, "other receivable related to issuance of common stock" was estimated as $207,143, or an overstatement of $165,714. This overstatement was a result of a different stock price used in the calculation of the $290,000 loan fee between the Company and Cornell Capital Partners, LP. This difference was resolved in the first quarter of 2005, and the Company made the reclassification from other receivable related to the issuance of common stock to additional paid in capital for the quarter ended March 31, 2005. The reclassification is reflected on the face of the Statement of Stockholders' Deficit as Reclassification for change in the number of shares receivable related to the issuance of common stock. As of March 31, 2005, the Company has not requested an advance under the Standby Equity Distribution Agreement.

10.      COMMITMENTS AND CONTINGENCIES

Consulting Agreement - The Company entered into a two-year consulting agreement effective January 1, 2005 for management and strategic services. The consulting agreement calls for payments of $6,000 per month and provides for warrants to purchase 28,571,428 shares of the Company's common stock. The exercise price of the warrants is $.007 per share, which equaled the bid/ask price of the Company's common stock on January 1, 2005, the effective date of the agreement. The rights to exercise the warrants shall vest in four equal tranches of 7,142,857 common shares at six months, twelve months, eighteen months, and twenty-four months. The warrants expiration date is twenty-four months after the vest date. Further, the warrants have "piggy-back" registration rights and provide for either a cash or cashless exercise. The cashless exercise provision provides for a discount in the amount of shares provided at exercise based on a formula that takes into account as one of its factors the average of the closing sale price on the common stock for five trading days immediately prior to but not including the date of exercise. The Company can terminate the consulting agreement at any time for "Cause" as defined in the consulting agreement. The Consultant may terminate the consulting agreement at any time for non-payment of monies due, and such condition remains uncured for a period of sixty days. If the Company terminates the Consultant during the term of the agreement without "Cause", the right to exercise all warrants will vest immediately. The Company calculated the total fair value of the stock options as $198,643. The weighted-average fair value for options issued during period specified was $0.01 and was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions: (i) 3 year expected life, (ii) 268.44% volatility and (iii) 3.25% interest rate. For the three months ended March 31, 2005, the Company recognized $25,910 as compensation expense related to the stock options.

Property Lease Agreement - The Company operates from a leased facility in which the Company's Chief Executive Officer has an ownership interest. The lease is non-cancelable and calls for an annual base rent of approximately $115,000 plus sales tax with a 10% base rent increase every 5 years. The lease expires in April 2013, and has three 5-year renewal options. In addition, up to $15,000 in real estate taxes is provided for in the base rental payment. Any real estate taxes over and above $15,000 are added to the rent. For the years ended December 31, 2004 and 2003, total rent expense for the leased facilities were $130,864 and $113,000, respectively. Rent for the year ended December 31, 2004 included $7,669 attributable to real estate taxes in excess of $15,000. Rent expense for the three months ended March 31, 2005 and 2005 was $30,475 and $30,475, respectively. Additionally, the Company is responsible for all other operating expenses on the property such as insurance, repairs and maintenance, etc. as the net is termed a triple net lease. The triple net expenses are recorded to the applicable expense accounts on the Company's statement of operations.

Equipment Lease Agreement - The Company leases various office equipment under either a month-to-month basis or under an operating lease. Currently there is one non-cancelable operating lease for an office copier at a rate of $313 per month plus sales tax. The lease expires in August 2009.

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

10.      COMMITMENTS AND CONTINGENCIES (CONTINUED)

Future minimum lease payments required under the property lease and copier lease as of March 31, 2005 are as follows:

                           2005                                $    118,553
                           2006                                     125,878
                           2007                                     125,878
                           2008                                     125,878
                           2009                                     124,552
                           Thereafter                                    --
                                                               ------------
                                                               $    620,739
                                                               ============

11.      SUBSEQUENT EVENTS

On April 25, 2005, Cornell Capital Partners LP returned the 517, 857 shares of common stock over-issued to them in conjunction with the shares issued for the loan fee for the standby equity distribution agreement. See Note 9 STANDBY EQUITY DISTRIBUTION AGREEMENT.

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

         Trebor Industries, Inc., the wholly owned subsidiary of United, does business under the name "Brownie's Third Lung." Brownie's designs, tests, manufactures and distributes recreational hookah diving, and yacht based SCUBA air compressor and Nitrox Generation Systems. Brownie's also designs, develops and produces a line of SCUBA and water safety products targeted at the public safety diver and recreational boating markets. Brownie's sells most of its products from its factory in Fort Lauderdale, Florida.

         Financial Performance

         The following is a financial review and analysis of our financial condition and results of operations for the three months ended March 31, 2005. This discussion should be read in conjunction with our financial statements and accompanying notes and other detailed information regarding us appearing elsewhere in the Form 10-QSB and our report on Form 10-KSB for the year ended December 31, 2004.

         United has a history of losses. Trebor Industries, Inc. acquired by share exchange on March 23, 2004, has historically had both profitable and unprofitable years. For the year ended December 31, 2004, United sustained losses of $510,922, which includes United's wholly-owned subsidiary Trebor Industries, Inc. For the year ended December 31, 2003, United sustained a loss of $187,069, which solely reflects the operations of Trebor Industries, Inc. For the three months ended March 31, 2005 and 2004, United sustained losses of $70,395 and 186,102, respectively.

         Results Of Operations For The Three Months Ended March 31, 2005, As Compared To The Three Months Ended March 31, 200

         The following discussion of United's results of operations compares United's first quarter 2005 with United's first quarter 2004 operations activities.

         Net Revenues. For the three months ended March 31, 2005, we had net revenues of $690,341, as compared to net revenues of $446,259 for the three months ended March 31, 2004, an increase of $244,082 or 54.7%. This increase is primarily attributable to an increase in both hookah system and tank fill system sales. Additionally, approximately $30,000 of the sales increase in the first quarter of 2005 over the first quarter of 2004 is attributable to the sale of sea scooters, a product we became a dealer for in the latter part of 2004. We believe the increase in hookah system sales is largely a result of successful efforts to expand our hookah market beyond the Scuba dive retailers and into sporting goods and boating retailers. We also believe our marketing efforts to reach owners of large vessels for tank fill system sales by establishing OEM relationships with yacht builders, is proving successful. We presented an OEM package to the major yacht builders attending the most recent Fort Lauderdale International Boat Show, the Yacht Brokerage Show in Miami, and the Palm Beach Boat Show. In response to our presentations, during the first quarter of 2005, two large boat builders signed on to the OEM program.

         Of the $244,082 increase, approximately $185,000 or 76% of the increase is attributed to three customers and Brownie's dealers, two existing in 2004, and one new in 2005. These three customers are further discussed in Note 4. CREDIT CONCENTRATION of the Company's financial statements for the year ended March 31, 2005.

         Cost of Revenues. For the three months ended March 31, 2005, we had cost of revenues of $492,230, as compared with cost of revenues of $345,845 for the three months ended March 31, 2004, an increase of $146,385 or 42.33%. This increase is primarily attributable to the net of a decrease in material costs of components used in the assembly of our hookah and tank fill systems, an increase in material costs as a result of higher quantity of sales, and an increase in material cost as a percentage of sales on sales for which we were the dealer.

         Gross Profit. For the three months ended March 31, 2005, we had a gross profit of $198,111, as compared to gross profit of $100,414 for the comparable period in 2004, an increase of $97,697 or 97.29%. This is primarily attributable to an increase in sales and the lesser net increase in cost of revenues for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

         Operating Expense. For the three months ended March 31, 2005, we had total operating expenses of $243,864, as compared to total operating expenses of $263,772 for the three months ended March 31, 2004, a decrease of $19,908 or 7.55%. This decrease is attributable to a decrease in research and development expense of about $11,000 and a decrease in operating costs of about $9,000. We attribute these decreases to cost cutting measures to improve profitability and cash flow.

         Interest Expense. For the three months ended March 31, 2005, we had interest expense of $22,602, as compared to $19,631 for the three months ended March 31, 2004, an increase of $2,971 or 15.13%. This net increase is primarily attributable to a decrease in interest on related party loans as a result of lower loan balances in the first quarter of 2005 as compared to the first quarter of 2004, a decrease in interest attributable to capital leases existing during the first quarter of 2004 that were paid in full by the first quarter 2005, and an increase in interest attributable to the convertible debentures existing in the first quarter of 2005, but not in the first quarter of 2004.

         Net Loss. For the three months ended March 31, 2005, we had a net loss of $70,395, as compared to $186,102 for the three months ended March 31, 2004, a decrease of $115,707 or 62.17%. The decrease is primarily attributable to the significant increase in Net Revenues from the first quarter of 2004 as compared to the first quarter of 2005.

         As of March 31, 2005, we had cash and current assets of $471,768. As of March 31, 2005, we had current liabilities of $671,260, consisting primarily of accounts payable and accrued liabilities of $569,839, customer deposits of $39,994, other liabilities of $10,549 and notes payable - current portion of $14,420, notes payable - current portion - related parties of $31,125, and loan payable - related party of $5,333. As of March 31, 2004, we had a working capital deficit of $199,492. It appears that external financing will be necessary to fund some of our operations for the foreseeable future.

         On April 2, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically issue and sell shares of our common stock for a total purchase price of $5 million. If we request advances under the Standby Equity Distribution Agreement, Cornell Capital partners will purchase shares of common stock of United for 95% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the advance notice date. Cornell Capital Partners will retain 5% of each advance under the Standby Equity Distribution Agreement. We may not request advances in excess of a total of $5 million. The maximum of each advance is equal to $100,000, and up to a maximum of $400,000, in the aggregate, in any thirty-day period. As of March 31, 2005, we have not requested any advances under this facility.

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

         We Have Historically Lost Money And Losses May Continue In The Future

         On March 23, 2004, United entered into a share exchange transaction with Trebor Industries, Inc., d/b/a Brownie's Third Lung and Robert Carmichael. Pursuant to this share exchange transaction, United acquired all of the issued and outstanding capital stock of Trebor Industries and Trebor Industries became a wholly-owned subsidiary of United. Trebor Industries designs, manufactures and sells surface-supplied air units for the recreational diving industry. United has a history of losses. Historically, Trebor has had both profitable and unprofitable years. As of March 31, 2005, we had an accumulated deficit of $1,680,986. For the three months ended March 31, 2005 we incurred a net loss of $70,395. For the year ended December 31, 2004 we incurred a net loss of $510,922. For the year ended December 31, 2003 we occurred a loss of $187,609 that solely reflects the operations of Trebor as United had no such operations for that period.

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

         We May Need To Raise Additional Capital To Finance Operations

         As of March 31, 2005, we had $20,002 of cash on hand and our total current assets were $471,768. Our current liabilities were $671,260 as of March 31, 2005, resulting in a working capital deficit of $199,492. We will need to raise additional capital to fund our anticipated operating expenses. Among other things, external financing may be required to cover our operating costs. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. As of April 29, 2005, we estimate that we will require $1 million to fund our anticipated operating expenses for the next twelve months if we maintain sales growth at the same rate. To step up sales growth at a more aggressive rate, we would require approximately $1.5 to $2.5 million to fund our anticipated operating expenses for the next twelve months. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On September 30, 2004 Were Not Sufficient To Satisfy Our Current Liabilities

         We had a working capital deficit of $199,492 at March 31, 2005, which means that our current liabilities as of that date exceeded our current assets by $199,492. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on March 31, 2005 were not sufficient to satisfy all of our current liabilities on that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit we may have to raise capital or debt to fund the deficit.

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

         Currently, we are dependent upon sales to fund our operations. Our financing needs for projected growth are expected to be provided, in large part, by our Standby Equity Distribution Agreement. The amount of each advance under the Standby Equity Distribution Agreement is subject to a maximum amount equal to $100,000 and up to an aggregate maximum advance amount equal to $400,000 in any thirty-calendar-day period. Because of this maximum advance restriction, we may not be able to access sufficient funds when needed.

         In addition, there is an inverse relationship between the price of our common stock and the number of shares of common stock, which will be issued under the Standby Equity Distribution Agreement. Based on our recent stock price of $0.010, we would have to issue to Cornell Capital Partners 526,315,789 shares of our common stock in order to draw down the entire $5 million available to us under the Standby Equity Distribution Agreement. On July 16, 2004, we filed with the United States Securities and Exchange Commission a registration statement on Form SB-2 registering 118,000. Our Articles of Incorporation currently authorize United to issue 250 million shares and, as of April 29, 2005 we had 116,127,337 shares of common stock issued and outstanding.

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

         Our Common Stock Is Deemed To Be "Penny Stock," Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

         Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

         With a price of less than $5.00 per share;

         That are not traded on a "recognized" national exchange;

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

ITEM 3.  CONTROLS AND PROCEDURES

         (A)      Evaluation Of Disclosure Controls And Procedures

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-QSB.

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

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a) None

         (b) None

         (c) None

         (d) None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

EXHIBIT NO.       DESCRIPTION                                        LOCATION
-----------       -----------                                        --------
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

10.8              Form of Warrant                                    Incorporated by reference to Exhibit 10.8 to
                                                                     United Companies Corporation's Registration
                                                                     Statement on Form SB filed July 16, 2004

EXHIBIT NO.       DESCRIPTION                                        LOCATION
-----------       -----------                                        --------
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
                  Transfer

10.14             Two Year Consulting Agreement with Jeff Morris     Incorporated by reference to Exhibit 10.14 to
                  effective January 1, 2005 for Management and       Current Report on Form 8-K filed on March 11,
                  Strategic Services and Warrants issued in          2005
                  conjunction with the same

10.15             Promissory Note, dated February 15, 2005 in the    Provided herewith
                  principal amount of $54,998.00 payable to
                  Robert M. Carmichael.

10.16             Prommissory Note, dated MArch 7, 2005 in the       Provided herewith
                  principal amount of $205,296.53 payable to
                  940 Associates, Inc.

10.17             Prommissory Note, dated March 7, 2005 in the       Provided herewith
                  principal amount of $447,111.13 payable to
                  Robert M. Carmichael

31.1              Certification Pursuant to Section 3.02             Provided herewith

31.2              Certification Pursuant to Section 3.02             Provided herewith

32.1              Certifiaction Pursuant to Section 1350             Provided herewith

32.2              Certifiaction Pursuant to Section 1350             Provided herewith

         (b) Reports On Form 8-K:

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


Date:    May 11, 2005                UNITED COMPANIES CORPORATION

                                      By: /s/ Robert M. Carmichael
                                         ---------------------------------------
                                            Robert M. Carmichael
                                            President, Chief Executive Officer,
                                            Chief Financial Officer and
                                            Principal Accounting Officer