Form 10QSB/A
period 2005-03-31
UNITED COMPANIES CORP
filed 2005-08-15
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                Amendment No. 1
                                       TO
                                   FORM 10-QSB
(MARK ONE)

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
                                ===========   ===========   ===========   ===========    ===========     ===========    ===========

                 See Accompanying Notes to Financial Statements

                          UNITED COMPANIES CORPORATION
                             STATEMENT OF CASH FLOWS

                                                                Three Months Ended March 31,
                                                                ---------------------------
                                                                    2005         2004
                                                                  ---------    ---------
Cash flows from operating activities:
    Net loss                                                      $ (70,395)   $(186,102)
    Adjustments to reconcile net loss to net
     cash provided by operating activities:
      Depreciation and amortization                                  14,489       10,170
      Stock option based compensation                                25,910           --
      Loss on disposal of fixed asset                                 2,033           --
    Changes in operating assets and liabilities:
      Change in accounts receivable, net                            (18,847)      16,112
      Change in inventory                                            35,789      (51,213)
      Change in prepaid expenses and other current assets              (468)          --
      Change in other assets                                            (66)          --
      Change in bank overdraft                                           --      (26,299)
      Change in accounts payable and accrued liabilities             14,708       56,470
      Change in customer deposits                                     8,567      200,726
      Change in other liabilities                                       549       (5,104)
                                                                  ---------    ---------
         Net cash provided  by operating activities                  12,269       14,760

Cash flows from investing activities:
    Change in due from related party                                     --       (5,961)
    Purchase of fixed assets                                         (4,154)      (2,013)
                                                                  ---------    ---------
         Net cash used by investing activities                       (4,154)      (7,974)

Cash flows from financing activities:
    Change in due to related parties                                  5,333       10,424
    Proceeds from borrowings on notes payable - related parties      10,779           --
    Principal payments on notes payable                              (3,786)      (3,768)
    Principal payments on notes payable - related parties            (2,767)          --
    Principal payments on capital lease obligations                      --       (4,843)
                                                                  ---------    ---------
         Net cash provided by financing activities                    9,559        1,813
                                                                  ---------    ---------

Net change in cash                                                   17,674        8,599

Cash, beginning of period                                             2,328           --
                                                                  ---------    ---------

Cash, end of period                                               $  20,002    $   8,599
                                                                  =========    =========

Supplemental disclosure of cash flow information:
    Cash paid for interest                                        $   1,813    $   1,202
                                                                  =========    =========

    Cash paid for taxes                                           $      --    $      --
                                                                  =========    =========

Supplemental disclosure of non-cash financing activities
    Accounts payable and accrued liabilties assumed through
      acquistion of United Companies Corporation                  $      --    $ 224,324
                                                                  =========    =========

    Conversion of Convertible Debenture into Stock as provided
      in Stock Purchase Agreement                                 $  20,000    $      --
                                                                  =========    =========

    Amortization of loan fees related to Standby Equity
      Distribution Agreement                                      $  35,753    $      --
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

         Liquidity and Capital Resources

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
                  conjunction with the same

10.15             Promissory Note, dated February 15, 2005 in the    Incorporated by reference to Exhibit 10.15 to
                  principal amount of $54,998.00 payable to          United Companies Corporation's Form 10QSB filed
                  Robert M. Carmichael.                              May 13, 2005.

10.16             Prommissory Note, dated MArch 7, 2005 in the       Incorporated by reference to Exhibit 10.16 to
                  principal amount of $205,296.53 payable to         United Companies Corporation's Form 10QSB filed
                  940 Associates, Inc.                               May 13, 2005.

10.17             Prommissory Note, dated March 7, 2005 in the       Incorporated by reference to Exhibit 10.17 to
                  principal amount of $447,111.13 payable to         United Companies Corporation's Form 10QSB filed
                  Robert M. Carmichael                               May 13, 2005.

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


Date:August 12, 2005                  UNITED COMPANIES CORPORATION

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