Form 10QSB
period 2005-06-30
UNITED COMPANIES CORP
filed 2005-08-15
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

  |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange
                                   Act of 1934

                  For the quarterly period ended June 30, 2005

   |_| Transition report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

               For the transition period from _______ to _______.

                          Commission File No. 000-28321

                          UNITED COMPANIES CORPORATION
                 (Name of Small Business Issuer in Its Charter)

            Nevada                                              88-0374969
        --------------                                        --------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)


940 N.W. 1st Street, Fort Lauderdale, Florida                         33311
---------------------------------------------                         -----
   (Address of Principal Executive Offices)                        (Zip Code)

                                 (954) 462-5570
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                          AVID SPORTSWEAR & GOLF CORP.
                                  (Former Name)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      There were 119,180,909 shares of common stock outstanding as of August 1, 2005.

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

Financial Information


                          UNITED COMPANIES CORPORATION
                                 BALANCE SHEET
                                 JUNE 30, 2005
                                  (UNAUDITED)

                                     ASSETS
Current assets
    Cash                                                              $    43,910
    Accounts receivable, net                                               97,414
    Inventory                                                             354,114
    Prepaid expense and other current assets                               53,335
                                                                      -----------
      Total current assets                                                548,773

Fixed assets, net                                                          45,725

Other assets                                                               33,270
                                                                      -----------
Total assets                                                          $   627,768
                                                                      ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Accounts payable and accrued liabilities                          $   516,357
    Customer deposits                                                      59,288
    Other liabilities                                                      22,382
    Loan payable - related party                                            4,484
    Notes payable - current portion                                         9,682
    Notes payable - related parties - current portion                      31,217
                                                                      -----------
      Total current liabilities                                           643,410

Long-term liabilities
    Notes payable - long-term portion                                      18,367
    Notes payable - related parties - long-term portion                   668,440
    Convertible debenture                                                 355,000
                                                                      -----------

Total liabilities                                                       1,685,217

Commitments and contingencies                                                  --

Stockholders' deficit
    Common stock; $0.001 par value; 250,000,000 shares authorized
       115,609,480 shares issued and outstanding                          115,610
    Additional paid-in capital                                            603,236
    Loan fees related to standby equity distribution agreement           (159,301)
    Accumulated deficit                                                (1,616,994)
                                                                      -----------
      Total stockholders' deficit                                      (1,057,449)
                                                                      -----------
Total liabilities and stockholders' deficit                           $   627,768
                                                                      ===========


                See Accompanying Notes to Financial Statements.

                          UNITED COMPANIES CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Three Months Ended June 30,          Six Months Ended June 30,
                                             -------------------------------    -------------------------------
                                                  2005             2004              2005              2004
                                             -------------    -------------     -------------     -------------
Net Revenues                                 $     856,721    $     726,106     $   1,547,063     $   1,172,365
Cost of revenues                                   494,120          498,826           986,350           844,671
                                             -------------    -------------     -------------     -------------
    Gross profit                                   362,601          227,280           560,713           327,694

Operating expenses
    Research and development costs                      --           14,808             5,572            30,169
    Selling, general and administrative            255,393          335,908           493,685           584,319
                                             -------------    -------------     -------------     -------------
      Total operating expenses                     255,393          350,716           499,257           614,488
                                             -------------    -------------     -------------     -------------
    Loss from operations                           107,208         (123,436)           61,456          (286,794)

Other (income) expense
    Other (income) expense                          21,233           (2,727)           23,274               386
    Interest expense                                21,983          307,713            44,585           327,344
                                             -------------    -------------     -------------     -------------
      Total other expenses                          43,216          304,986            67,859           327,730
                                             -------------    -------------     -------------     -------------
Net income (loss)                            $      63,992    $    (428,422)    $      (6,403)    $    (614,524)
                                             =============    =============     =============     =============
Basic income (loss) per common share         $        0.00    $       (0.00)    $       (0.00)    $       (0.01)
                                             =============    =============     =============     =============
Diluted loss per common share                $        0.00    $       (0.00)    $       (0.00)    $       (0.01)
                                             =============    =============     =============     =============
Basic and diluted weighted average common
    shares outstanding                         116,036,285      113,827,517       115,266,779       105,129,986
                                             =============    =============     =============     =============


                See Accompanying Notes to Financial Statements.

                          UNITED COMPANIES CORPORATION
                       STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                                                          Loan fees
                                                                                                         Related to
                                                              Common Stock             Additional      Standby Equity
                                                    -----------------------------       Paid-in         Distribution
                                                        Shares           Amount         Capital           Agreement
                                                    ------------     ------------     ------------     -------------
Balance, December 31, 2004                           114,126,575     $    114,127     $    811,946     $   (231,205)

Reclassification for change in the number of
  common shares receivable related to the
  issuance of common stock                                    --               --         (165,714)              --

Conversion of Convertible Debenture to
  common stock  pursuant to the Securties
   Purchase Agreement dated April 4, 2004              2,000,762            2,001           17,999               --

Amortization of loan fees related to Standby
   Equity Distribution Agreement                              --               --          (35,753)          35,753

Consulting expense recognized for stock
  options issued in conjunction with the
  consulting agreement effective January, 2005                --               --           25,910               --

Net loss                                                      --               --               --               --
                                                    ------------     ------------     ------------     ------------

Balance, March 31, 2005 (Unaudited)                  116,127,337          116,128          654,388         (195,452)

Amortization of loan fees related to Standby
  Equity Distribution Agreement                               --               --          (36,151)          36,151

Consulting expense recognized for stock
  options issued in conjunction with the
  consulting agreement effective January 1, 2005              --               --           25,910               --

Common stock redeemed for other receivable
  and cancelled at June 15, 2005                        (517,857)            (518)         (40,911)              --

Net income                                                    --               --               --               --
                                                    ------------     ------------     ------------     ------------

Balance June 30, 2005 (Unaudited)                    115,609,480     $    115,610     $    603,236     $   (159,301)
                                                    ============     ============     ============     ============

                                                            Other
                                                         Recievable
                                                       Related to the                        Total
                                                         Issuance of     Accumulated     Stockholders'
                                                        Common Stock       Deficit          Deficit
                                                       --------------   ------------     ------------
Balance, December 31, 2004                             $   (207,143)    $ (1,610,591)    $ (1,122,866)

Reclassification for change in the number of
  common shares receivable related to the
  issuance of common stock                                  165,714               --               --

Conversion of Convertible Debenture to
  common stock  pursuant to the Securties
   Purchase Agreement dated April 4, 2004                        --               --           20,000

Amortization of loan fees related to Standby
   Equity Distribution Agreement                                 --               --               --

Consulting expense recognized for stock
  options issued in conjunction with the
  consulting agreement effective January, 2005                   --               --           25,910

Net loss                                                         --          (70,395)         (70,395)
                                                       ------------     ------------     ------------

Balance, March 31, 2005 (Unaudited)                         (41,429)      (1,680,986)      (1,147,351)

Amortization of loan fees related to Standby
  Equity Distribution Agreement                                  --               --               --

Consulting expense recognized for stock
  options issued in conjunction with the
  consulting agreement effective January 1, 2005                 --               --           25,910

Common stock redeemed for other receivable
  and cancelled at June 15, 2005                             41,429               --               --

Net income                                                       --           63,992           63,992
                                                       ------------     ------------     ------------

Balance June 30, 2005 (Unaudited)                      $         --     $ (1,616,994)    $ (1,057,449)
                                                       ============     ============     ============

                 See Accompanying Notes to Financial Statements.

                          UNITED COMPANIES CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Six Months Ended June 30,
                                                                     -------------------------
                                                                         2005         2004
                                                                      ---------    ---------
Cash flows from operating activities:
    Net loss                                                          $  (6,403)   $(614,524)
    Adjustments to reconcile net loss to net
     cash provided by operating activities:
      Depreciation and amortization                                      28,021       22,197
      Stock option based compensation                                    51,820       10,000
      Beneficial conversion feature related to convertible
        debenture                                                            --      285,714
      Loss on disposal of fixed assets                                    2,941           --
    Changes in operating assets and liabilities:
      Change in accounts receivable, net                                (33,535)      (4,545)
      Change in inventory                                                41,303     (154,135)
      Change in prepaid expenses and other current assets               (44,391)     (51,155)
      Change in other assets                                              8,198      (50,058)
      Change in bank overdraft                                               --      (26,299)
      Change in accounts payable and accrued liabilities                (38,774)      39,329
      Change in customer deposits                                        27,861      338,979
      Change in billings in excess of costs and estimated
        earnings on uncompleted contracts                                    --       (5,000)
      Change in other liabilities                                        12,382       (2,948)
                                                                      ---------    ---------
        Net cash provided (used) in operating activities                 49,423     (212,445)

Cash flows from investing activities:
    Change in due from related party                                         --       (3,863)
    Proceeds from sale of fixed asset                                    17,435           --
    Purchase of fixed assets                                             (4,154)          --
                                                                      ---------    ---------
        Net cash provided (used) in investing activities                 13,221       (3,863)

Cash flows from financing activities:
    Change in due to related parties                                      4,484      (11,119)
    Proceeds from borrowings on notes payable - related parties           8,012           --
    Principal payments on notes payable                                 (25,870)      (7,709)
    Principal payments on notes payable - related parties                (7,748)          --
    Proceeds from issuance of convertible debenture                          --      250,000
    Principal payments on capital lease obligations                          --       (7,634)
                                                                      ---------    ---------
        Net cash (used) provided by financing activities                (21,122)     223,538
                                                                      ---------    ---------

Net change in cash                                                       41,582        7,230

Cash, beginning of period                                                 2,328           --
                                                                      ---------    ---------
Cash, end of period                                                   $  43,910    $   7,230
                                                                      =========    =========
Supplemental disclosure of cash flow information:
    Cash paid for interest                                            $  17,575    $   2,282
                                                                      =========    =========
    Cash paid for taxes                                               $      --    $      --
                                                                      =========    =========
Supplemental disclosure of non-cash financing activities
    Accounts payable and accrued liabilties assumed through
      acquistion of United Companies Corporation                      $      --    $ 224,324
                                                                      =========    =========
    Conversion of Convertible Debenture into Stock as provided
      in Stock Purchase Agreement                                     $  20,000    $      --
                                                                      =========    =========
    Amortization of loan fees related to Standby Equity
      Distribution Agreement                                          $  71,904    $      --
                                                                      =========    =========
    Common stock issued for loan fees related related to Standby
      Equity Distibution Debenture                                    $      --    $ 290,000
                                                                      =========    =========
    Common stock issued/revalued/redeemed for other receivable        $(207,143)   $ 207,143
                                                                      =========    =========

                 See Accompanying Notes to Financial Statements.

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Description of business - United Companies Corporation (hereinafter referred to as the "Company") designs, tests, manufactures and distributes recreational hookah diving, and yacht based scuba air compressor and Nitrox Generation Systems. The Company also designs, develops and produces a line of scuba and water safety products targeted at the public safety diver and recreational boating markets. The Company sells its products from its headquarters and manufacturing facility in Fort Lauderdale, Florida.

   History - United Companies Corporation (UCC) was incorporated under the laws of Nevada on November 26, 2001, with authorized common stock of 250,000,000 shares with a par value of $0.001.

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

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

   Revenue recognition - Revenues from product sales are recognized when the Company's products are shipped and/or the revenue is fully earned and ownership has passed to the customer. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost of each contract. This method is used because management considers the percentage of cost incurred to date to estimated total cost to be the best available measure of progress on the contracts.

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

   Advertising and marketing costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Advertising and trade show expenses for the three months ended June 30, 2005, and 2004, were $11,026 and $13,101, respectively. Advertising and trade show expenses incurred for the six months ended June 30, 2005, and 2004, were $24,789 and $28,154, respectively.

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

   As of June 30, 2005, the Company has available net operating loss carryforwards that will expire in various periods through 2025. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

   Comprehensive income (loss) - The Company has no components of other comprehensive income. Accordingly, net loss equals comprehensive loss for all periods.

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

   Stock-based compensation - In December 2004, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 123 revised, Accounting for Stock-Based Compensation. Under SFAS No. 123 revised, the Company will measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period the employee is required to provide service in exchange for the award. SFAS No. 123 revised, replaces SFAS No.123, and supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. In addition, SFAS No. 123 revised amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as financing cash inflow rather than as a reduction of taxes paid. The Company has elected early adoption of SFAS No. 123 for the year ended December 31, 2004. Previously, the Company had applied APB Opinion No. 25, in accounting for stock-based compensation to employees. For stock options and warrants issued to non-employees, the Company was applying SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value. Fair value is measured based on whichever is more reliable, the cost of the good or service, or the fair value of the equity instrument issued. SFAS No. 123 revised did not change the accounting treatment as it relates to non-employee compensation based equity awards issued. The Company adopted SFAS No. 123 revised during the year ended December 31, 2004, with no significant financial impact.

   The Company issued no stock, neither granted warrants nor options, to employees for compensation for the six months ended June 30, 2005.

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

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

   In November 2004, the FASB issued SFAS No. 151, Inventory Costs-Amendment of ARB No. 43. The statement amends the guidance in ARB No. 43 regarding "inventory pricing" to clarify the accounting for "abnormal" amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 calls for the treatment of these costs as period costs regardless of the normal or "abnormal" nature of them. SFAS No. 151 eliminates the "so abnormal" classification provision found in ARB No. 43. The Company elected early adoption of this statement during the year ended December 31, 2004, with no significant financial impact.

2. INVENTORY

   Inventory consists of the following as of June 30, 2005:

   Raw materials                                                    $219,364
   Work in process                                                        --
   Finished goods                                                    134,750
                                                                    --------
                                                                    $354,114
                                                                    ========

3. FIXED ASSETS

   Fixed assets consist of the following as of June 30, 2005:

   Furniture, vehicles, and equipment                               $ 210,898
   Leasehold Improvements                                               7,000
                                                                    ---------
                                                                      217,898
   Less: accumulated depreciation and amortization                   (172,173)
                                                                    ---------
                                                                    $  45,725
                                                                    =========

4. CREDIT CONCENTRATIONS

   Sales to Brownie's Southport Diver and Ocean Safari for the three months ended June 30, 2005, represented 11.69% and 29.34%, respectively, of total Company Net Revenues. Sales to Brownie's Southport Diver and Ocean Safari for the six months ended June 30, 2005, represented 23.45% and 17.14%, respectively, of total Company Net Revenues. For the three and six months ended June 30, 2004, sales to Brownie's Southport Diver represented 20.65% and 29.60%, respectively, of total Company Net Revenues. Brownie's Southport Diver is owned by the brother of Robert Carmichael, the Company's Chief Executive Officer, as discussed in Note 5. RELATED PARTY TRANSACTIONS.

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


5. RELATED PARTY TRANSACTIONS

   Notes payable - related parties - Notes payable - related parties consists of the following as of June 30, 2005:

   Promissory  note  payable  to the Chief  Executive  Officer  of the  Company, unsecured,  bearing interest at 10% per annum,  due in monthly  principal and interest  payments  of  $3,924,  maturing  on March 1,  2010,  with a balloon payment of $431,795 due. The note will be discounted  15% of the  outstanding
   principal balance if paid in full by April, 1 2007.                                  $ 446,512

   Promissory  note payable to an entity owned by the Company's  Chief Executive
   Officer,  unsecured,  bearing  interest  at 10%  per  annum,  due in  monthly principal and interest payments of $1,802,  maturing on March 1, 2010, with a balloon  payment of  $198,264  due.  The note will be  discounted  15% of the
   outstanding principal balance if paid in full by April 1, 2007.                        205,022

   Promissory  note payable due an entity owned by the Company's Chief Executive
   Officer,  unsecured,  bearing 0% interest per annum, due in monthly principal
   only payments of $2,292, maturing on February 15, 2007.                                 48,123
                                                                                        ---------
                                                                                          699,657

   Less amounts due within one year                                                        31,217
                                                                                        ---------
     Long-term portion of related party notes payable
                                                                                        $ 668,440
                                                                                        =========

     As of June 30, 2005, principal payments on the related party notes payable are as follows:

          2005                                                                          $  17,852
          2006                                                                             31,407
          2007                                                                              8,900
          2008                                                                              4,769
          2009                                                                              5,269
          Thereafter                                                                      631,460
                                                                                        ---------
                                                                                        $ 699,657
                                                                                        =========

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


5. RELATED PARTY TRANSACTIONS (continued)

   Revenues - The Company sells products to two entities owned by the brother of the Company's Chief Executive Officer, Brownie's Southport Divers and Brownie's Palm Beach Divers. Terms of sale are no more favorable than those extended to any of the Company's other customers. Combined revenues earned from these entities for the three months ended June 30, 2005, and 2004, were $267,153 and $148,068, respectively. Combined revenues earned from these entities for the six months ended June 30, 2005, and 2004, were $429,384 and $344,487, respectively.

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

   The Company has Non-Exclusive License Agreements with an entity owned by the Company's Chief Executive Officer to license product patents it owns. Previous Agreements in effect with this entity were renegotiated and New Agreements were entered into effective January 1, 2005. Under the terms of the new Agreements , the Company pays the related entity $2.00 per licensed products sold, rates increasing 5% annually, with a 75% royalty fee discount period through December 31, 2005, after which time the royalty rate will return to 100%. With the same entity, the Company has an Exclusive License Agreement to license the trademark "Brownies Third Lung", "Tankfill", "Brownies Public Safety" and various other related trademarks as listed in the Agreement. This one Agreement replaced several earlier license agreements and was effective January 1, 2005. Based on the Agreement, the Company will pay the entity 2.5% of gross revenues per quarter, with a 75% royalty fee discount period through December 31, 2005, at which time the royalty rate will return to 100%.

   Total  royalty  expense for the above  agreements  for the three months ended
   June 30, 2005, and 2004, was $4,373 and $19,289, respectively. For the six months ended June 30, 2005, and 2004, total royalty expense for the above agreements was $9,110 and $37,345, respectively.

   Lease Expense - The Company leases its facility from an entity in which the Chief Executive Officer has an ownership interest. For the three months ended June 30, 2005, and 2004, lease expense was $30,475, and $31,770, respectively. Lease expense for the six months ended June 30, 2005, and 2004, was $60,950 and $62,245, respectively.

   As of June 30, 2005, the Company owed an entity in which the Chief Executive Officer has a financial interest, $4,484. This amount is reflected as Loan payable - related party on the face of the Balance Sheet.

6. OTHER LIABILITIES

   Other liabilities totaling $22,382 as of June 30, 2005, consists of $6,259 royalties due, $2,623 sales tax payable, and $13,500 related to a notice of amount due from a government agency. See Note 11. SUBSEQUENT EVENTS for further discussion of the notice received dated July 8, 2005. The royalty payments are past due under the royalty agreement.

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


7. NOTES PAYABLE

   Notes payable consists of the following as of June 30, 2005:


   Promissory note payable secured by a vehicle of the Company, bearing interest at 10.16%,  due in monthly  principal  and interest  payments of $553,  which
   matures August 2007.                                                                 $ 13,741

   Promissory note payable secured by a vehicle of the Company, bearing no interest, due in monthly principal and interest payments of
   $349, which matures November 2008.                                                     14,308
                                                                                        ---------

                                                                                          28,049

   Less amounts due within one year:                                                       9,682
                                                                                        --------

   Long-term portion of notes payable                                                   $ 18,367
                                                                                        ========

     As of December 31, 2004, principal payments on the notes payable are as follows:

          2005                                                                          $  4,772
          2006                                                                             9,967
          2007                                                                             9,471
          2008                                                                             3,839
                                                                                        --------

                                                                                        $ 28,049
                                                                                        ========

   The Company sold a vehicle during April 2005, and recognized a loss on the sale of $907. The note payable that was secured by the vehicle sold was paid in full as part of the transaction.

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

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


8. SECURED CONVERTIBLE DEBENTURE (continued)

   On July 23, 2004, the Company issued a second secured convertible debenture to Cornell Capital Partner, LP in the principal amount of $125,000. The convertible debenture has a term of 2 years with all the same terms and conditions of the first convertible debenture issued on April 2, 2004.

   On February 15, 2005, Cornell Capital Partners LP issued a conversion notice in the amount of $10,000, representing a conversion under the terms of the Convertible Debenture. Accordingly, based on a conversion price of $.0128, Cornell Capital Partners LP was issued 781,250 shares of free-trading common stock.

   On March 8, 2005, Cornell Capital Partners LP issued a conversion notice in the amount of $10,000, representing a conversion under the terms of the Convertible Debenture. Accordingly, based on a conversion price of $.0082, Cornell Capital Partners LP was issued 1,219,512 shares of free-trading common stock.

   On June 21, 2005, Cornell Capital Partners LP issued a conversion notice in the amount of $10,000, representing a conversion under the terms of the Convertible Debenture. The shares were issued to Cornell Capital Partners LP on July 15, 2005. See Note 11. SUBSEQUENT EVENTS.

   As of June 30, 2005, loan fees of $26,302 (net of $36,198 amortization expense) were included in other assets, totaling $33,270.

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

   In addition, the Company issued 3,625,000 shares of the Company's common stock in April 2004 for loan fees totaling $290,000 related to the Standby Equity Distribution Agreement that was effective August 6, 2004, the date the Company's filed registration statement Form SB-2 was declared effective. The loan fees are being amortized to additional paid in capital over the term of the Standby Equity Distribution Agreement. The Company also issued an additional 517,857 shares of the Company's common stock in April 2004 to Cornell Capital Partners LP in relation to the loan fees which exceeded the agreed upon fees of $290,000. Cornell Capital agreed to return the shares and accordingly the Company recorded an other receivable related to the issuance of common stock totaling $41,429. As originally stated in the Company's audited financial statements for the year ended December 31, 2004, "other receivable related to issuance of common stock" was stated as $207,143, or an overstatement of $165,714. This overstatement was a result of a different stock price used in the calculation of the $290,000 loan fee between the Company and Cornell Capital Partners, LP. This difference was resolved in the first quarter of 2005, and the Company made the reclassification from other receivable related to the issuance of common stock to additional paid in capital for the quarter ended March 31, 2005. The reclassification is reflected on the face of the Statement of Stockholders' Deficit as "Reclassification for change in the number of shares receivable related to the issuance of common stock". On June 15, 2005, Cornell Capital Partners LP returned the 517,857 shares as is reflected on the face of the Statement of Stockholder's Deficit as activity during the quarter ended June 30, 2005.

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


10.COMMITMENTS AND CONTINGENCIES

   Consulting Agreement - The Company entered into a two-year consulting agreement effective January 1, 2005, for management and strategic services. The consulting agreement calls for payments of $6,000 per month and provides for warrants to purchase 28,571,428 shares of the Company's common stock. The exercise price of the warrants is $.007 per share, which equaled the bid/ask price of the Company's common stock on January 1, 2005, the effective date of the agreement. The rights to exercise the warrants shall vest in four equal tranches of 7,142,857 common shares at six months, twelve months, eighteen months, and twenty-four months. The warrants expiration date is twenty-four after the vest date. Further, the warrants have "piggy-back" registration rights and provide for either a cash or cashless exercise. The cashless exercise provision provides for a discount in the amount of shares provided at exercise based on a formula that takes into account as one of its factors the average of the closing sale price on the common stock for five trading days immediately prior to but not including the date of exercise. The Company can terminate the consulting agreement at any time for "Cause" as defined in the consulting agreement. The Consultant may terminate the consulting agreement at any time for non-payment of monies due, and such condition remains uncured for a period of sixty days. If the Company terminates the Consultant during the term of the agreement without "Cause", the right to exercise all warrants will vest immediately. The Company calculated the total fair value of the stock options as $198,643 using the Black-Scholes model. For the three and six months ended June 30, 2005, the Company recognized $25,911 and $51,821, respectively, as compensation expense related to the stock options.

   Property Lease Agreement - The Company operates from a leased facility in which the Company's Chief Executive Officer has an ownership interest. The lease is non-cancelable and calls for an annual base rent of approximately $115,000 plus sales tax with a 10% base rent increase every 5 years. The lease expires in April 2013, and has three 5-year renewal options. In addition, up to $15,000 in real estate taxes is provided for in the base rental payment. Any real estate taxes over and above $15,000 are added to the rent. For the three months ended June 30, 2005, and 2004, lease expense was $30,475, and $31,770, respectively. For the six months ended June 30, 2005, and 2004, total rent expense for the leased facility was $60,950 and $62,245, respectively. Additionally, the Company is responsible for all other operating expenses on the property such as insurance, repairs and maintenance, etc. as the net is termed a triple net lease. The triple net expenses are recorded to the applicable expense accounts on the Company's statement of operations.

   Equipment Lease Agreement - The Company leases various office equipment under either a month-to-month basis or under an operating lease. Currently there is one non-cancelable operating lease for an office copier at a rate of $313 per month plus sales tax. The lease expires in August 2009.

   Future minimum lease payments required under the property lease and copier lease as of June 30, 2005, are as follows:

                    2005                                           $  74,618
                    2006                                             125,878
                    2007                                             125,878
                    2008                                             125,878
                    2009                                             124,552
                    Thereafter                                       406,333
                                                                   ---------
                                                                   $ 983,137
                                                                   =========

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


11.SUBSEQUENT EVENTS

   On June 21, 2005, Cornell Capital Partners LP issued a conversion notice in the amount of $10,000, representing a conversion under the terms of the Convertible Debenture. Accordingly, based on a conversion price of $.0028, Cornell Capital Partners LP was issued 3,571,428 shares of free-trading common stock on July 15, 2005.

   On July 8, 2005, the Company received a notice of delinquency and amount due associated with a settlement the Company had with a government agency for payment of a fine. On June 28, 2005 the Company made the last payment due under the total settlement agreement of $24,000. Per the settlement agreement, if all payments were not made strictly in accordance with the payment schedule then the amount due would revert back to the original assessed amount of $37,500. No notice of default or official change in amount due was received prior to this notice. The notice of delinquency asserts that the amount now due by the Company is $28,133. The Company is currently in the process of investigating the assertion of the amount due as it feels there is no basis for the total assessment. It will request abatement of the total additional amount shown due. However, based on receipt of this notice, the Company has recorded an other liability in the amount of $13,500 (the $37,500 original assessment less the $24,000 settlement amount paid).

   On August 3, 2005, Cornell Capital Partners LP issued a conversion notice in the amount of $10,000, representing a conversion under the terms of the Convertible Debenture. Accordingly, based on a conversion price of $.0025, Cornell Capital Partners LP will be issued 4,000,000 shares of free-trading common stock.

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

      United through its wholly owned subsidiary Trebor Industries, Inc., does business under the name "Brownie's Third Lung." Brownie's designs, tests, manufactures and distributes recreational hookah diving, and yacht based SCUBA air compressor and Nitrox Generation Systems. Brownie's also designs, develops and produces a line of SCUBA and water safety products targeted at the public safety diver and recreational boating markets. Brownie's sells its products from its headquarters and factory in Fort Lauderdale, Florida.

Financial Performance

      United has a history of losses. Trebor Industries, Inc. acquired by share exchange on March 23, 2004, has historically had both profitable and unprofitable years. For the year ended December 31, 2004, United sustained losses of $510,922, which includes United's wholly owned subsidiary Trebor Industries, Inc. For the year ended December 31, 2003, United sustained a loss of $187,069, which solely reflects the operations of Trebor Industries, Inc. For the three and six months ended June 30, 2005, United had net income and net loss of $63,992 and $(6,403), respectively.

Results Of Operations For The Three Months Ended June 30, 2005, As Compared To The Three Months Ended June 30, 2004

      The following discussion of United's results of operations compares United's three months ended June 30, 2005, results of operations with United's three months ended June 30, 2004.

      Net Revenues. For the three months ended June 30, 2005, we had net revenues of $856,721 as compared to net revenues of $726,106 for the three months ended June 30, 2004, an increase of $130,615 or 17.99%. This net increase is primarily attributable to an individual customer sale of air banks in the second quarter of 2005 for approximately $250,000, combined with a decrease of approximately $120,000 in hookah system, tank fill system, and public safety system sales. We believe the overall decrease in the hookah and tank fill system sales in the second quarter of 2005 as compared to the second quarter of 2004 is attributed to new programs introduced in 2005: an annual buy program for Brownie dealers, and an OEM pricing program for yacht builders. Both of these programs serve to better facilitate revenue recognition more evenly throughout the year instead of seasonal highs and lows. This is evident in the results for the six months ended June 30, 2005 in that overall sales for hookah and tank fill systems is up from the same period in 2004. Public safety system sales were down approximately $6,000 from the second quarter of 2004 compared to the second quarter of 2005. This decline is attributed to the scale back of sales promotion in this area in favor of marketing efforts to seek one large dealer for public safety system sales. Toward this end, the Company was successful in signing a sales contract during the second quarter of 2005 and as a result, we anticipate sales will more than double in the Public Safety category by the year ended 2005 compared to the year ended 2004.

      Cost of Revenues. For the three months ended June 30, 2005, we had cost of revenues of $494,120, as compared with cost of revenues of $498,826 for the three months ended June 30, 2004, a decrease of $4,706 or 0.94%. Total material cost as a percentage of net revenues remained fairly consistent in the three months ended June 30, 2005 as compared to same period in 2004 with a .72% decline. This slight decline is a net of an approximate 5% decline in the material cost of the hookah systems, an increase of approximately 11% in the material cost of tank fill systems primarily as a result of the increase in cost of steel, gauges, fittings, silencers, and other components, and a lower than average material cost on an approximately $250,000 air bank system sale made during the second quarter of 2005. Manufacture of the air bank system was more labor intensive than material cost intensive. As an added cost savings measure, instead of using overtime direct labor to complete the air bank systems, salaried management did the bulk of the labor on the project during after hours, further reducing the cost of revenues. Overall material cost for the three months ended June 30, 2005 compared to the three months ended June 30, 2005, was $47,380 higher as a result of the net between the increase in material cost as a result of the higher sales volume reduced by overall material cost percentage decrease attributed to the air bank system sale. In addition, cost reductions of approximately $52,000 for the second quarter 2005 compared to the second quarter of 2004 were recognized in the following areas: an approximate $13,000 reduction in direct labor, about $11,000 reduction in subcontract labor, about a $15,000 reduction in overhead allocation, approximately a $5,000 decrease in freight expense, sale of scrap inventory reducing scrap cost by about $4,500, a decrease in supplies expense of about $1,600, and a $1,900 decrease in other expenses.

      Gross Profit. For the three months ended June 30, 2005, we had a gross profit of $362,601, as compared to gross profit of $227,280 for the comparable period in 2004, an increase of $135,321 or 59.54%. This is primarily attributable to an increase in sales and the lesser net increase in cost of revenues as well as the approximate $52,000 other cost reductions as further detailed in Cost of Revenues for the three months ended June 30, 2005 compared to the three months ended June 30, 2004.

      Operating Expense. For the three months ended June 30, 2005, we had total operating expenses of $255,393, as compared to total operating expenses of $350,716 for the three months ended June 30, 2004, a decrease of $95,323 or 27.18%. This decrease is attributable to a decrease in research and development expense of $14,808 and a decrease in other operating costs of $80,515. Overall the Company has been implementing cost cutting measures across the board to improve profitability and cash flows. The most significant of the operating expense reductions for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004, are in legal expense and royalty expense, decreases of $56,517, and $14,915 respectively. We attribute the decrease in legal expense to two factors: (1) the Company had high legal costs in the second quarter of 2004 related to the merger between United Companies Corporation and Trebor Industries, Inc., and preparation of all the related documents including convertible debenture and standby equity distribution agreements, and (2) the Company's consultants have assumed at a lesser cost to the Company many of the non-attorney specific services previously done by the attorneys. The decrease in royalty expense is directly attributable to the renegotiated royalty agreements effective January 1, 2005, that provide for a 75% royalty reduction during the year ended 2005. Research and Development (R&D) cost has predominantly been an allocation of in-house labor from its various functional categories to R&D for time spent in this area. In line with cost cutting measures and to focus on profits and cash flows, labor was utilized more in the area of generating revenue instead of R&D in the second quarter of 2005 as compared to the second quarter of 2004.

      Interest Expense. For the three months ended June 30, 2005, we had interest expense of $21,983, as compared to $307,713 for the three months ended June 30, 2004, a decrease of $285,730 or 92.86%. This net decrease is primarily attributable to interest of $285,714 that was recorded in the second quarter of 2004 on the beneficial conversion feature of the convertible debenture issued in that quarter.

      Net Loss. For the three months ended June 30, 2005, we had a net income of $63,992, as compared to a net loss of $428,422 for the three months ended June 30, 2004, an increase in net income of $492,414 or 114.94%. The increase is primarily attributable to the increase in Gross Profit, decrease in Operating Expenses, and decrease in Other Expenses in the second quarter of 2005 as compared to the second quarter of 2004.

Results Of Operations For The Six Months Ended June 30, 2005, As Compared To The Six Months Ended June 30, 2004

      The following discussion of United's results of operations compares United's six months ended June 30, 2005, with United's results of operations for six months ended June 30, 2004.

      Net Revenues. For the six months ended June 30, 2005, we had net revenues of $1,547,063 as compared to net revenues of $1,172,365 for the six months ended June 30, 2004, an increase of $374,698 or 31.96%. This net increase is primarily attributable to a large individual customer sale of air banks for approximately $250,000 in the second quarter of 2005, as well as an overall increase in hookah system and tankfill system sales during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. We believe the increase in hookah system sales is largely a result of successful efforts to expand our hookah market beyond the Scuba dive retailers and into sporting goods and boating retailers. We also believe our marketing efforts to reach owners of large vessels for tank fill system sales by establishing OEM relationships with yacht builders, is proving successful. We presented an OEM package to the major yacht builders attending the most recent Fort Lauderdale International Boat Show, the Yacht Brokerage Show in Miami, and the Palm Beach Boat Show. In response to our presentations, during the first quarter of 2005, two large boat builders signed on to the OEM program.

      Cost of Revenues. For the six months ended June 30, 2005, we had cost of revenues of $986,350, as compared with cost of revenues of $844,671 for the six months ended June 30, 2004, an increase of $141,679 or 16.77%. Overall material cost for the six months ended June 30, 2005 was approximately $193,151 higher than for the six months ended June 30, 2004. The increase is predominately a result of higher sales volume thus resulting in higher material cost. Additionally for the six months ended June 30, 2005, material cost as a percentage of net revenues increased approximately 2.6% as compared to the six months ended June 30, 2004. This net increase is attributed to a number of factors including higher than average material cost on items that the Company acts as a dealer for, lower than average material cost on a large air bank sale in the second quarter of 2005 that was more labor than material intensive, an overall decrease in the cost of material used in the hookah systems, and a second quarter 2005 increase in the cost of material used in the tankfill systems, particularly, increases in the cost of stainless steel, fittings, gauges and silencers. In addition, net cost reductions of approximately $51,000 for the six months ended June 30, 2005, compared to the six months ended June 30, 2004, were recognized in the following areas: an approximate $24,000 reduction in direct labor, about $9,000 reduction in subcontract labor, about a $24,000 reduction in overhead allocation, approximately a $9,000 increase in freight expense, and a decrease in supplies expense of about $3,000.

      Gross Profit. For the six months ended June 30, 2005, we had a gross profit of $560,713, as compared to gross profit of $327,694 for the comparable period in 2004, an increase of $233,019 or 71.11%. This is primarily attributable to an increase in sales and the lesser net increase in cost of revenues as well as the approximate $51,000 cost reductions as further detailed in Cost of Revenues for the six months ended June 30, 2005, compared to the six months ended June 30, 2004.

      Operating Expense. For the six months ended June 30, 2005, we had total operating expenses of $499,257, as compared to total operating expenses of $614,488 for the six months ended June 30, 2004, a decrease of $115,231 or 18.75%. This decrease is attributable to a decrease in research and development expense of $24,597 and a decrease in other operating costs of $90,634. Overall the Company has been implementing cost cutting measures across the board to improve profitability and cash flows. The most significant of the operating expense reductions for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 are in legal expense and royalty expense, decreases of $52,174, and $28,735, respectively. We attribute the decrease in legal expense to two factors: (1) the Company had high legal costs in the second quarter of 2004 related ongoing matters related to the merger between United Companies Corporation and Trebor Industries, Inc. in March of 2004, and preparation of all the related documents including convertible debenture and standby equity distribution agreements that had effective dates in April 2004, and (2) the Company's consultants have assumed at a lesser cost to the Company many of the non-attorney specific services previously done by the attorneys. The decrease in royalty expense is directly attributable to the renegotiated royalty agreements effective January 1, 2005, that provide for a 75% royalty reduction period during the year ended 2005. Research and Development (R&D) cost has predominantly been an allocation of in-house labor from its various functional categories to R&D for time spent in this area. In line with cost cutting measures and to focus on profits and cash flows, labor was utilized more in the area of generating revenue instead of R&D in during the six months ended June 30, 2005, as compared to the same period in 2004.

      Interest Expense. For the six months ended June 30, 2005, we had interest expense of $44,585, as compared to $327,344 for the six months ended June 30, 2004, a decrease of $282,759 or 86.38%. This net decrease is primarily attributable to interest of $285,714 that was recorded in the second quarter of 2004 on the beneficial conversion feature of the convertible debenture issued in that quarter.

      Net Loss. For the six months ended June 30, 2005, we had a net loss of $6,403, as compared to a $614,524 net loss for the six months ended June 30, 2004, a decrease of $608,121 or 98.96%. The decrease is primarily attributable to the increase in Gross Profit, decrease in Operating Expenses, and decrease in Other Expenses for the six months ended June 30, 2005 as compared to the same period in 2004.

Liquidity And Capital Resources

      As of June 30, 2005, we had cash and current assets of $548,773. As of June 30, 2005, we had current liabilities of $643,410, consisting primarily of accounts payable and accrued liabilities $516,357, customer deposits of $59,288, other liabilities of $22,382, notes payable - current portion of $9,682, notes payable - current portion - related parties of $31,217, and loan payable - related party of $4,484. As of June 30, 2005, we had a working capital deficit of $94,637. It appears that external financing will be necessary to fund some of our operations for the foreseeable future.

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

Certain Business Risks

      The Company is subject to various risks, which may materially harm its business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase the Company's common stock. These are not the only risks and uncertainties that the Company faces. If any of these risks or uncertainties actually occur, the Company's business, financial condition or operating results could be materially harmed. In that case, the trading price of the Company's common stock could decline and you could lose all or part of your investment.

      We Have Historically Lost Money And Losses May Continue In The Future

      On March 23, 2004, United entered into a share exchange transaction with Trebor Industries, Inc., d/b/a Brownie's Third Lung and Robert Carmichael. Pursuant to this share exchange transaction, United acquired all of the issued and outstanding capital stock of Trebor Industries and Trebor Industries became a wholly owned subsidiary of United. Trebor Industries designs, manufactures and sells surface-supplied air units for the recreational diving industry. United has a history of losses. Historically, Trebor has had both profitable and unprofitable years. As of June 30, 2005, we had an accumulated deficit of $1,616,994. For the six months ended June 30, 2005 we incurred a net loss of $6,403. For the year ended December 31, 2004 we incurred a net loss of $510,922. For the year ended December 31, 2003 we incurred a net loss of $187,609 that solely reflects the operations of Trebor as United had no such operations for that period.

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

      We May Need To Raise Additional Capital To Finance Operations

      As of June 30, 2005, we had $43,910 of cash on hand and our total current assets were $548,773. Our current liabilities were $643,410 as of June 30, 2005. We will need to raise additional capital to fund our anticipated operating expenses. Among other things, external financing may be required to cover our operating costs. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. As of August 1, 2005, we estimate that we will require $1 million to fund our anticipated operating expenses for the next twelve months if we maintain sales growth at the same rate. To step up sales growth at a more aggressive rate, we would require approximately $1.5 to $2.5 million to fund our anticipated operating expenses for the next twelve months. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On June 30, 2005 Were Not Sufficient To Satisfy Our Current Liabilities

      We had a working capital deficit $94,637 at June 30, 2005, which means that our current liabilities as of that date exceeded our current assets by $94,637. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on June 30, 2005 were not sufficient to satisfy all of our current liabilities on that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit we may have to raise capital or debt to fund the deficit.

      Our Obligations Under The Secured Convertible Debentures Issued to Cornell Capital Partners, L.P. Are Secured By All Of Our Assets

      Our obligations under the secured convertible debentures in the principal amount of $335,000 issued to Cornell Capital Partners are secured by all of our assets. As a result, if we default under the terms of these secured convertible debentures, Cornell Capital Partners could foreclose its security interest and liquidate all of the assets of the Company. This would force us to cease our operations.

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

      In addition, there is an inverse relationship between the price of our common stock and the number of shares of common stock, which will be issued under the Standby Equity Distribution Agreement. Based on our recent stock price of $0.004, we would have to issue to Cornell Capital Partners 1,250,000,000 shares of our common stock in order to draw down the entire $5 million available to us under the Standby Equity Distribution Agreement. On July 16, 2004, we filed with the United States Securities and Exchange Commission a registration statement on Form SB-2 registering 118,000,000. Our Articles of Incorporation currently authorize United to issue 250 million shares and, as of August 1, 2005, we had 119,180,909 shares of common stock issued and outstanding. In the event we desire to draw down any available amounts remaining under the Standby Equity Distribution Agreement after we have issued the 118,000,000 shares that we registered in the Form SB-2, we will have to obtain shareholder approval to amend our Articles of Incorporation to increase our authorized shares of common stock and file a new registration statement to cover such additional shares that we would issue for additional draw downs on the Standby Equity Distribution Agreement. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources other than our Standby Equity Distribution Agreement. Therefore, if we are unable to draw down on our Standby Equity Distribution Agreement, we may be forced to curtail or cease our business operations.

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

      Effective January 1, 2005, the Company entered into a two-year consulting agreement with one of the Consultants as referred to above for management and strategic services. The consulting agreement calls for a monthly consulting fee and provides for warrants to purchase 28,571,428 shares of the Company's Common Stock. The exercise price of the warrants is $.007 per share, which equaled the closing price of the Company's Common stock on January 1, 2005, the effective date of the agreement. The rights to exercise the warrants shall vest in four equal tranches of 7,142,857 current shares at six months, twelve months, eighteen months, and twenty-four months. The Company can terminate the Consulting Agreement at any time for "Cause" as defined in the Consulting Agreement. The Consultant may terminate the Consulting Agreement at any time for non-payment of monies due, and such condition remains uncured for a period of sixty days.

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

      Government Regulations May Impact Us

      The SCUBA industry is self-regulating; therefore, Brownie's is not subject to government industry specific regulation. Nevertheless, Brownie's strives to be a leader in promoting safe diving practices within the industry and believes it is at the forefront of self-regulation through responsible diving practices. Brownie's is subject to all regulations applicable to "for profit" companies as well as all trade and general commerce governmental regulation. All required federal and state permits, licenses, and bonds to operate its facility have been obtained. There can be no assurance that our operations will not be subject to more restrictive regulations in the future, which could force us to curtail or cease operations.

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

EXHIBIT NO.     DESCRIPTION                                          LOCATION
-----------     -----------                                          --------
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
                Transfer

10.14           Two Year Consulting Agreement with Jeff              Incorporated by reference to Exhibit 10.14 to
                Morris effective January 1, 2005 for Manage-         Current Report on Form 8-K filed on March 11,
                ment and Strategic Services and Warrants             2005.
                issued in conjunction with the same.

10.15           Promissory Note, dated February 15, 2005,            Incorporated by reference to Exhibit 10.15 to United
                principal amount of $54,998.00 payable to            Companies Corporation's 10QSB for the quarter ended
                Robert M. Carmichael.                                March 31, 2005.

10.16           Prommissory Note, dated March 7, 2005, in the        Incorporated by reference to Exhibit 10.16 to United
                principal amount of $205,296.53 payable to           Companies Corporation's 10QSB for the quarter ended
                940 Associates, Inc.                                 March 31, 2005.

10.17           Prommissory Note, dated March 7, 2005, in the        Incorporated by reference to Exhibit 10.17 to United
                principal amount of $447,111.13 payable to           Companies Corporation's 10QSB for the quarter ended
                Robert M. Carmichael.                                March 31, 2005.

10.18           Non-Exclusive License Agreement -
                BC Keel Trademark                                    Provided herewith

10.19           Non-Exlusive License Agreement - Bouyancy
                Compensator (and Dive Belt) Weight System            Provided herewith

10.20           Exclusive License Agreeement - Brownie's Third
                Lung, Brownie's Public Safety, Tankfill, and
                Related Trademarks and Copyrights                    Provided herewith

10.21           Non-Exclusive License Agreement -
                Drop Weight Dive Belt                                Provided herewith

10.22           Non-Exclusive License Agreement -
                Garment Integrated or Garment Attachable
                Flotation Aid and/or PFD                             Provided herewith

10.23           Non-Exclusive License Agreement -
                Inflatable Dive Market and Collection Bag            Provided herewith

10.24           Non-Exclusive License Agreement - SHERPA
                Trademark and Inflatable Flotation Aid/Signal
                Device Technology                                    Provided herewith

10.25           Non-Exclusive License Agreement - Tank-
                Mounted weight, BC or PFD-mounted trim weight
                or trim weight holding system                        Provided herewith

31.1            Certification Pursuant to Section 3.02               Provided herewith

31.2            Certification Pursuant to Section 3.02               Provided herewith

32.1            Certification Pursuant to Section 1350               Provided herewith

32.2            Certification Pursuant to Section 1350               Provided herewith

      (b)   Reports On Form 8-K.

            None

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    August 12, 2005              UNITED COMPANIES CORPORATION

                                      By:   /s/ Robert M. Carmichael
                                            ------------------------------------
                                            Robert M. Carmichael
                                            President, Chief Executive Officer,
                                            Chief Financial Officer and
                                            Principal Accounting Officer