Form 10QSB
period 2005-09-30
UNITED COMPANIES CORP
filed 2005-11-14
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2005

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                          Commission File No. 000-28321

                          UNITED COMPANIES CORPORATION
                 (Name of Small Business Issuer in Its Charter)

            Nevada                                        88-0374969
 ----------------------------               ------------------------------------
 (State or Other Jurisdiction               (I.R.S. Employer Identification No.)
of Incorporation or Organization)

940 N.W. 1st Street, Fort Lauderdale, Florida               33311
---------------------------------------------             ----------
  (Address of Principal Executive Offices)                (Zip Code)

                                 (954) 462-5570
                (Issuer's Telephone Number, Including Area Code)

                          AVID SPORTSWEAR & GOLF CORP.
                                  (Former Name)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


      There were 129,128,407 shares of common stock outstanding as of November 10, 2005.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

Financial Information

                          UNITED COMPANIES CORPORATION
                            CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                  (UNAUDITED)

                                     ASSETS

Current assets
    Cash                                                             $    61,160
    Accounts receivable, net                                              94,608
    Inventory                                                            392,966
    Prepaid expense and other current assets                              41,155
                                                                     -----------
      Total current assets                                               589,889

Fixed assets, net                                                         41,219

Other assets, net                                                         25,457
                                                                     -----------

Total assets                                                         $   656,565
                                                                     ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

    Accounts payable and accrued liabilities                         $   479,513
    Customer deposits                                                    113,688
    Other liabilities                                                     41,297
    Loan payable - related party                                           4,484
    Notes payable - current portion                                        9,823
    Notes payable - related parties- current portion                      31,311
    Convertible debenture                                                325,000
                                                                     -----------
      Total current liabilities                                        1,005,116

Long-term liabilities

    Notes payable - long-term portion                                     15,856
    Notes payable - related parties- long-term portion                   658,285
                                                                     -----------

Total liabilities                                                      1,679,257

Commitments and contingencies                                                 --

Stockholders' deficit

    Common stock; $0.001 par value; 250,000,000 shares authorized
       125,354,822 shares issued and outstanding                         125,355
    Additional paid-in capital                                           612,853
    Loan fees related to equity line of credit                          (122,753)
    Accumulated deficit                                               (1,638,147)
                                                                     -----------
      Total stockholders' deficit                                     (1,022,692)
                                                                     -----------

Total liabilities and stockholders' deficit                          $   656,565
                                                                     ===========

                 See Accompanying Notes to Financial Statements

                          UNITED COMPANIES CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     Three Months Ended September 30,   Nine Months Ended September 30,
                                                     --------------------------------   ------------------------------
                                                          2005             2004             2005             2004
                                                      -------------    -------------    -------------    -------------
Net revenues                                          $     810,824    $   1,097,981    $   2,357,887    $   2,270,346

Cost of revenues                                            543,836          656,776        1,530,186        1,512,729
                                                      -------------    -------------    -------------    -------------

    Gross profit                                            266,988          441,205          827,701          757,617

Operating expenses

    Research and development costs                            2,934           14,837            7,447           45,006
    Selling, general and administrative                     264,519          260,289          759,263          833,328
                                                      -------------    -------------    -------------    -------------
      Total operating expenses                              267,453          275,126          766,710          878,334
                                                      -------------    -------------    -------------    -------------

    Gain (loss) from operations                                (465)         166,079           60,991         (120,717)

Other (income) expense

    Other (income) expense                                     (247)          (5,062)          23,027           (4,677)
    Interest expense                                         20,935           79,059           65,520          406,402
                                                      -------------    -------------    -------------    -------------
      Total other expenses                                   20,688           73,997           88,547          401,725
                                                      -------------    -------------    -------------    -------------

Net income (loss) before provision for income taxes         (21,153)          92,082          (27,556)        (522,442)

Provision for income taxes                                       --               --               --               --
                                                      -------------    -------------    -------------    -------------

Net income (loss)                                     $     (21,153)   $      92,082    $     (27,556)   $    (522,442)
                                                      =============    =============    =============    =============

Basic loss per common share                           $       (0.00)   $        0.00    $       (0.00)   $       (0.00)
                                                      =============    =============    =============    =============
Diluted loss per common share                         $       (0.00)   $        0.00    $       (0.00)   $       (0.00)
                                                      =============    =============    =============    =============

Basic and diluted weighted average common
    shares outstanding                                  119,703,593      114,126,575      116,402,013      108,150,739
                                                      =============    =============    =============    =============


                 See Accompanying Notes to Financial Statements

                          UNITED COMPANIES CORPORATION
                  CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

                                                                                                     Loan fees        Other
                                                                                                    Related to     Receivable
                                                           Common Stock              Additional   Standby Equity  Related to the
                                                   ----------------------------       Paid-in      Distribution    Issuance of
                                                      Shares          Amount          Capital        Agreement     Common Stock
                                                   ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2004                          114,126,575    $    114,127    $    811,946    $   (231,205)   $   (207,143)

Reclassification for change in the number of
  common shares receivable related to the
  issuance of common stock                                   --              --        (165,714)             --         165,714

Conversion of Convertible Debenture to
  common stock  pursuant to the Securities
   Purchase Agreement dated April 4, 2004             2,000,762           2,001          17,999              --              --

Amortization of loan fees related to Standby
   Equity Distribution Agreement                             --              --         (35,753)         35,753              --

Consulting expense recognized for stock
  options issued in conjunction with the
  consulting agreement effective January, 2005               --              --          25,910              --              --

Net loss                                                     --              --              --              --              --
                                                   ------------    ------------    ------------    ------------    ------------

Balance, March 31, 2005 (Unaudited)                 116,127,337         116,128         654,388        (195,452)        (41,429)

Amortization of loan fees related to Standby
  Equity Distribution Agreement                              --              --         (36,151)         36,151              --

Consulting expense recognized for stock
  options issued in conjunction with the
  consulting agreement effective January 1, 2005             --              --          25,910              --              --

Common stock redeemed for other receivable
  and cancelled at June 15, 2005                       (517,857)           (518)        (40,911)             --          41,429

Net income                                                   --              --              --              --              --
                                                   ------------    ------------    ------------    ------------    ------------

Balance June 30, 2005 (Unaudited)                   115,609,480         115,610         603,236        (159,301)             --

Amortization of loan fees related to Standby
  Equity Distribution Agreement                              --              --         (36,548)         36,548              --

Consulting expense recognized for stock
  options issued in conjunction with the
  consulting agreement effective January 1, 2005             --              --          25,910              --              --

Conversion of Convertible Debenture to
  common stock  pursuant to the Securities
   Purchase Agreement dated April 4, 2004             9,745,342           9,745          20,255              --              --

Net income                                                   --              --              --              --              --
                                                   ------------    ------------    ------------    ------------    ------------

Balance September 30, 2005 (Unaudited)              125,354,822    $    125,355    $    612,853    $   (122,753)   $         --
                                                   ============    ============    ============    ============    ============

                                                            Continuted Next Page

Continued From Previous Page

                                                                        Total
                                                     Accumulated    Stockholders'
                                                       Deficit         Deficit
                                                     ------------    ------------
Balance, December 31, 2004                           $ (1,610,591)   $ (1,122,866)

Reclassification for change in the number of
  common shares receivable related to the
  issuance of common stock                                     --              --

Conversion of Convertible Debenture to
  common stock  pursuant to the Securities
   Purchase Agreement dated April 4, 2004                      --          20,000

Amortization of loan fees related to Standby
   Equity Distribution Agreement                               --              --

Consulting expense recognized for stock
  options issued in conjunction with the
  consulting agreement effective January, 2005                 --          25,910

Net loss                                                  (70,395)        (70,395)
                                                     ------------    ------------

Balance, March 31, 2005 (Unaudited)                    (1,680,986)     (1,147,351)

Amortization of loan fees related to Standby
  Equity Distribution Agreement                                --              --

Consulting expense recognized for stock
  options issued in conjunction with the
  consulting agreement effective January 1, 2005               --          25,910

Common stock redeemed for other receivable
  and cancelled at June 15, 2005                               --              --

Net income                                                 63,992          63,992
                                                     ------------    ------------

Balance June 30, 2005 (Unaudited)                      (1,616,994)     (1,057,449)

Amortization of loan fees related to Standby
  Equity Distribution Agreement                                --              --

Consulting expense recognized for stock
  options issued in conjunction with the
  consulting agreement effective January 1, 2005               --          25,910

Conversion of Convertible Debenture to
  common stock  pursuant to the Securities
   Purchase Agreement dated April 4, 2004                      --          30,000

Net income                                                (21,153)        (21,153)
                                                     ------------    ------------

Balance September 30, 2005 (Unaudited)               $ (1,638,147)   $ (1,022,692)
                                                     ============    ============

                 See Accompanying Notes to Financial Statements

                          UNITED COMPANIES CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITIED)

                                                                        Nine Months Ended September 30,
                                                                        -------------------------------
                                                                               2005        2004
                                                                            ---------    ---------
Cash flows from operating activities:
      Net loss                                                              $ (27,556)   $(522,442)
      Adjustments to reconcile net loss to net
       cash provided (used) by operating activities:
           Depreciation and Amortization                                       40,339       37,390
           Stock option based compensation                                     77,731       10,000
           Beneficial conversion feature related to convertible debenture          --      341,002
           Loss on disposal of fixed assets                                     2,941           --
      Changes in operating assets and liabilities:
           Change in accounts receivable, net                                 (30,729)      12,936
           Change in inventory                                                  2,451      (54,811)
           Change in prepaid expenses and other current assets                (32,211)     (45,089)
           Change in other assets                                               8,199      (70,763)
           Change in bank overdraft                                                --      (26,299)
           Change in accounts payable and accrued liabilities                 (75,618)      (4,866)
           Change in customer deposits                                         82,261       29,380
           Change in billings in excess of cost and estimated
                earnings on uncompleted contracts                                  --       (5,000)
           Change in other liabilities                                         31,297        1,303
                                                                            ---------    ---------
                Net cash provided (used) by operating activities               79,105     (297,259)

Cash flows from investing activities:
      Proceeds from sale of fixed assets                                       17,434
      Purchase of fixed assets                                                 (4,154)     (13,448)
                                                                            ---------    ---------
                Net cash provided (used) by investing activities               13,280      (13,448)

Cash flows from financing activities:
      Change in loans payable - related parties                                 4,484      (19,037)
      Proceeds from issuance of convertible debenture                              --      375,000
      Proceeds from borrowings on notes payable - related parties               8,013           --
      Principal payments on notes payable                                     (28,240)     (11,050)
      Principal payments on notes payable  related parties                    (17,810)          --
      Principal payments on capital lease obligations                              --       (7,634)
                                                                            ---------    ---------
                Net cash (used) provided by financing activities              (33,553)     337,279
                                                                            ---------    ---------

Net change in cash                                                             58,832       26,572

Cash, beginning of period                                                       2,328           --
                                                                            ---------    ---------

Cash, end of period                                                         $  61,160    $  26,572
                                                                            =========    =========

Supplemental disclosure of cash flow information:
      Cash paid for interest                                                $  35,996    $   3,857
                                                                            =========    =========

      Cash paid for taxes                                                   $      --    $      --
                                                                            =========    =========

Supplemental disclosure of non-cash financing activities:
      Accounts payable and accrued liabilities assumed through
           acquisition of United Companies Corporation                      $      --    $ 224,324
                                                                            =========    =========

      Conversion of Convertible Debenture into Stock as provided
           in Stock Purchase Agreement                                      $  50,000    $      --
                                                                            =========    =========

      Amortization of loan fees related to Standby Equity
           Distribution Agreement                                           $ 108,452    $      --
                                                                            =========    =========

      Common stock issued for loan fees related to Standby Equity
           Distribution Debenture                                           $      --    $ 290,000
                                                                            =========    =========

      Common stock (redeemed) issued for other receivable                   $(207,143)   $ 207,143
                                                                            =========    =========

                 See Accompanying Notes to Financial Statements

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of business - United Companies Corporation (hereinafter referred to as "UCC" or the "Company") designs, tests, manufactures and distributes recreational hookah diving, and yacht based scuba air compressor and Nitrox Generation Systems. The Company also designs, develops and produces a line of scuba and water safety products targeted at the public safety diver and recreational boating markets. The Company sells its products from its headquarters and manufacturing facility in Fort Lauderdale, Florida.

      History - UCC was incorporated under the laws of Nevada on November 26, 2001, with authorized common stock of 250,000,000 shares with a par value of $0.001.

      On March 23, 2004, UCC consummated an agreement to acquire all of the outstanding capital stock of Trebor Industries, Inc., dba Brownies Third Lung ("Trebor"), in exchange for 95,000,000 shares of the Company's common stock (the "UCC Transaction"). Prior to the UCC Transaction, UCC was a non-operating public shell company with no operations, nominal assets, accrued liabilities totaling $224,323 and 14,483,718 shares of common stock issued and outstanding. Prior to the UCC Transaction, Trebor was a manufacturer and distributor of hookah diving, and yacht based scuba air compressor and Nitrox Generation Systems from its factory in Ft. Lauderdale, Florida. The UCC Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the UCC Transaction is equivalent to the issuance of stock by Trebor for the net monetary assets of a non-operational public shell company (UCC), accompanied by a recapitalization. The accounting for the UCC Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets will not be recorded. Accordingly, these financial statements are the historical financial statements of Trebor that was incorporated under the laws of Florida on September 17, 1981. Therefore, these financial statements reflect activities from September 17, 1981 (Date of Inception for Trebor Industries, Inc. dba Brownie's Third Lung) and forward.

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

      Inventory - Inventory is stated at the lower of cost or market. Cost is principally determined by using the average cost method that approximates the First-In, First-Out ("FIFO") method of accounting for inventory. Inventory consists of raw materials as well as finished goods held for sale. The Company's management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required.

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

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

      Revenue recognition - Revenues from product sales are recognized when the Company's products are shipped or when service is rendered. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost of each contract. This method is used because management considers the percentage of cost incurred to date to estimated total cost to be the best available measure of progress on the contracts.

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

      Advertising and marketing costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Advertising and trade show expenses for the three months ended September 30, 2005, and 2004, were $7,050 and $15,398, respectively. Advertising and trade show expenses incurred for the nine months ended September 30, 2005, and 2004, were $31,838, and $43,552, respectively.

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

      As of September 30, 2005, the Company has available net operating loss carryforwards that will expire in various periods through 2025. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

      Comprehensive income (loss) - The Company has no components of other comprehensive income. Accordingly, net loss equals comprehensive loss for all periods.

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

      Stock-based compensation - In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 revised, Accounting for Stock-Based Compensation. Under SFAS No. 123 revised, the Company will measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period the employee is required to provide service in exchange for the award. SFAS No. 123 revised, replaces SFAS No.123, and supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. In addition, SFAS No. 123 revised amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as financing cash inflow rather than as a reduction of taxes paid. The Company has elected early adoption of SFAS No. 123 for the year ended December 31, 2004. Previously, the Company had applied APB Opinion No. 25, in accounting for stock-based compensation to employees. For stock options and warrants issued to non-employees, the Company was applying SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value. Fair value is measured based on whichever is more reliable, the cost of the good or service, or the fair value of the equity instrument issued. SFAS No. 123 revised did not change the accounting treatment as it relates to non-employee compensation based equity awards issued. The Company adopted SFAS No. 123 revised during the year ended December 31, 2004, with no significant financial impact.

      The Company issued no stock, neither granted warrants nor options, to employees for compensation for the nine months ended September 30, 2005.

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

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

      In December 2004, FASB issued SFAS No. 123 revised, Accounting for Stock-Based Compensation as discussed in detail in Stock-based compensation above. The Company adopted SFAS No. 123 revised during the year ended December 31, 2004, with no significant financial impact.

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

2.    INVENTORY

      Inventory consists of the following as of September 30, 2005:

      Raw materials                                            $    226,587
      Work in process                                                    --
      Finished goods                                                166,379
                                                               ------------
                                                               $    392,966
                                                               ============

3.    FIXED ASSETS

      Fixed assets consist of the following as of September 30, 2005:

          Furniture, vehicles, and equipment                   $    210,898
          Leasehold Improvements                                      7,000
                                                               ------------
                                                                    217,898

          Less: accumulated depreciation and amortization         (176,679)
                                                               ------------

                                                               $     41,219
                                                               ============

4.    CREDIT CONCENTRATIONS

      Sales to Brownie's Southport Diver's, Inc., and Holiday Diver, Inc. for the three months ended September 30, 2005, represented approximately 10% and 10%, respectively, of total Company Net revenues as compared to 14% and 6%, respectively, for the same period in 2004. Sales to Brownie's Southport Diver's Inc., and Ocean Safari for the nine months ended September 30, 2005, represented approximately 19% and 12%, respectively, of total Company Net revenues as compared to 22% and 1%, respectively, for the same period in 2004. Sales to no other customer during the three and nine months ended September 30, 2005 represented 10% or more of Net revenues of the Company. The brother of Robert Carmichael, the Company's Chief Executive Officer, as discussed in Note 5 - RELATED PARTY TRANSACTIONS, owns Brownie's Southport Diver's, Inc.

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


5.    RELATED PARTY TRANSACTIONS

      Notes payable - related parties - Notes payable - related parties consists of the following as of September 30, 2005:

      Promissory note payable to the Chief Executive Officer of
      the Company, unsecured, bearing interest at 10% per annum, due in monthly principal and interest payments of $3,924,
      maturing on March 1, 2010, with a balloon payment of
      $431,795 due. The note will be discounted 15% of the
      outstanding principal balance if paid in full by April 1,
      2007.                                                            $ 445,899

      Promissory note payable to an entity owned by the Company's
      Chief Executive Officer, unsecured, bearing interest at 10%
      per annum, due in monthly principal and interest payments
      of $1,802, maturing on March 1, 2010, with a balloon
      payment of $198,264 due. The note will be discounted 15% of the outstanding principal balance if paid in full by April
      1, 2007.                                                           204,740

      Promissory note payable due an entity owned by the
      Company's Chief Executive Officer, unsecured, bearing 0%
      interest per annum, due in monthly principal only payments
      of $2,292, maturing on February 15, 2007.                           38,957
                                                                      ----------
                                                                         689,596

      Less amounts due within one year                                    31,311
                                                                      ----------

      Long-term portion of notes payable - related parties            $  658,285
                                                                      ==========

      As of September 30, 2005, principal payments on the notes payable - related parties are as follows:

          2005                                                        $    7,792
          2006                                                            31,407
          2007                                                             8,900
          2008                                                             4,769
          2009                                                             5,268
          Thereafter                                                     631,460
                                                                      ----------
                                                                      $  689,596
                                                                      ==========

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


5.    RELATED PARTY TRANSACTIONS (continued)

      Revenues - The Company sells products to two entities owned by the brother of the Company's Chief Executive Officer, Brownie's Southport Divers, Inc. and Brownie's Palm Beach Divers. Terms of sale are no more favorable than those extended to any of the Company's other customers. Combined revenue from these entities for the three months ended September 30, 2005, and 2004, was $114,758 and $152,956, respectively. Combined revenue from these entities for the nine months ended September 30, 2005, and 2004, was $543,010 and $497,443, respectively.

      Royalties - The Company has Non-Exclusive License Agreements with an entity in which the Company's Chief Executive Officer has an ownership interest to license product patents it owns. Based on the agreements with the entity, the Company pays royalties ranging from $1.00 to $50.00 per licensed products sold, with rates increasing 5% annually. With the same entity, the Company has a Non-Exclusive License Agreement to license a trademark of products owned by the entity. Based on this agreement, the Company will pay the entity $0.25 per licensed products sold, with rates increasing $0.05 annually.

      The Company has Non-Exclusive License Agreements with an entity owned by the Company's Chief Executive Officer to license product patents it owns. Previous agreements in effect with this entity were renegotiated and new agreements were entered into effective January 1, 2005. Under the terms of the new agreements, the Company pays the other related entity $2.00 per licensed products sold, rates increasing 5% annually, with a 75% royalty fee discount period through December 31, 2005, after which time the royalty rate will return to 100%. With the same entity, the Company has an Exclusive License Agreement to license the trademark "Brownie's Third Lung", "Tankfill", "Brownie's Public Safety" and various other related trademarks as listed in the agreement. The one agreement replaced several earlier license agreements and was effective January 1, 2005. Based on the agreement, the Company will pay the entity 2.5% of gross revenues per quarter, with a 75% royalty fee discount period through December 31, 2005, at which time the royalty rate will return to 100%.

      Total royalty expense for the above agreements for the three months ended September 30, 2005 and 2004, was $7,334 and $38,665, respectively. For the nine months ended September 30, 2005, and 2004, total royalty expense for the above agreements was $16,444 and $76,010, respectively. As of September 30, 2005, the Company was in arrears on royalty payments by $13,593. This amount is included in Other liabilities on the face of the balance sheet. The related parties continue to work with the Company regarding payment and no notices of default have been issued as a result.

      Lease Expense - The Company leases its facility from an entity in which the Chief Executive Officer has an ownership interest. For the three months ended September 30, 2005, and 2004, lease expense was $30,475, and $30,475, respectively. Lease expense for the nine months ended September 30, 2005, and 2004, was $91,425 and $92,720, respectively.

      As of September 30, 2005, the Company owed $4,484 to an entity in which the Chief Executive Officer has a financial interest. This amount is reflected as loan payable - related party on the face of the Balance Sheet.

6.    OTHER LIABILITIES

      Other liabilities totaling $41,297 as of September 30, 2005, consists of $13,593 royalties due, $1,079 sales tax payable, $13,125 on-line training liability, and $13,500 related to a notice of amount due from a government agency discussed below.

      On July 8, 2005, the Company received a notice of delinquency and amount due associated with a settlement the Company had with a government agency for payment of a fine. On June 28, 2005 the Company made the last payment due under the total settlement agreement of $24,000. Per the settlement agreement, if all payments were not made strictly in accordance with the payment schedule then the amount due would revert back to the original assessed amount of $37,500. No notice of default or official change in amount due was received prior to this notice request.

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

6.    OTHER LIABILITIES (continued)

      The notice of delinquency asserts that the amount now due by the Company is $28,133. The Company is currently in the process of investigating the assertion of the amount due as it feels there is no basis for the total assessment. Accordingly, it has requested abatement of the total additional amount shown due. However, based on receipt of this notice, the Company recorded an other liability in the amount of $13,500 (the $37,500 original assessment less the $24,000 settlement amount paid) during the second quarter of 2005.

      Effective July 1, 2005, on-line training certificates are issued with all hookah units sold. The training certificates entitle the holder to an on-line interactive course at no additional charge to the holder. The number of on-line training certificates issued per unit is the same as the number of divers the unit as sold is designed to accommodate (i.e., a three diver unit configuration comes with three on-line training certificates). The certificates have an eighteen-month redemption life after which time they expire. The eighteen-month life of the certificates begins at the time the customer purchases the unit. The Company owes the on-line training vendor the agreed upon negotiated rate for all on-line certificates redeemed payable at the time of redemption. For certificates that expire without redemption, no amount is due the on-line training vendor. The Company has no historical data with regard to the percentage of certificates that will be redeemed versus those that will expire. Therefore, until the Company accumulates historical data related to the certificate redemption ratio, it will assume that 100% of certificates issued with unit sales will be redeemed. Accordingly, at the time a unit is sold, the related on-line training liability is recorded. The same liability is reduced as certificates are redeemed and the related payments are made to the on-line training vendor.

7.    NOTES PAYABLE

      Notes payable consists of the following as of September 30, 2005:

      Promissory note payable secured by a vehicle of the
      Company, bearing interest at 10.16%, due in monthly
      principal and interest payments of
      $553, which matures August 2007.                                $   12,418

      Promissory note payable secured by a vehicle of the
      Company, bearing no interest, due in monthly principal and
      interest payments of $349, which matures November 2008.             13,261
                                                                      ----------

                                                                          25,679

         Less amounts due within one year:                                 9,823
                                                                      ----------

         Long-term portion of notes payable                           $   15,856
                                                                      ==========

      As of September 30, 2005, principal payments on the notes payable are as follows:

          2005                                                        $    2,402
          2006                                                             9,967
          2007                                                             9,471
          2008                                                             3,839
                                                                      ----------

                                                                      $   25,679
                                                                      ==========

      The Company sold a vehicle during April 2005, and recognized a loss of $907. The note payable that was secured by the vehicle sold was paid in full as part of the transaction.

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

8.    SECURED CONVERTIBLE DEBENTURE

      On April 2, 2004, the Company issued a Secured Convertible Debenture to Cornell Capital Partners, LP in the principal amount of $250,000. The convertible debenture is convertible into shares of the Company's common stock as a price per share that is equal to the lesser of: (i) an amount equal to 120% of the closing bid price of our common stock as of the date of the convertible debenture or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of our common stock for the five trading days immediately preceding the conversion date. The convertible debenture accrues interest at a rate of 5% per year and is convertible at the holder's option. The convertible debenture has a term of 2 years. At the Company's option, the convertible debenture may be paid in cash or converted into shares of our common stock unless converted earlier by the holder. Except after an event of default, as set forth in the Secured Convertible Debenture, Cornell Capital Partners, LP is not entitled to convert such debenture for a number of shares of common stock of United in excess of that number of shares which, upon giving effect to the debentures if such conversion would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliates to exceed 4.99% of the outstanding shares of common stock of United. The Company has the right to redeem with fifteen (15) business days advance notice, a portion or all of the outstanding convertible debenture. The redemption price shall be one hundred twenty (120%) of the redeemed amount plus accrued interest. In addition, if United avails itself of the redemption right, United shall, concurrent with the redemption, issue warrants to the holder at a rate of 50,000 per $100,000 redeemed, pro-rata. The exercise price of the warrants shall be 120% of the closing bid price of United's common stock on the closing date. The warrants shall have "piggy-back" and demand registration rights and shall survive for two
      (2) years from the closing date.

      On July 23, 2004, the Company issued a second secured convertible debenture to Cornell Capital Partner, LP in the principal amount of $125,000. The convertible debenture has a term of 2 years, with all the same terms and conditions of the first convertible debenture issued on April 2, 2004.

      On February 15, 2005, Cornell Capital Partners, LP issued a conversion notice in the amount of $10,000, representing a conversion under the terms of the Convertible Debenture. Accordingly, based on a conversion price of $.0128, Cornell Capital Partners LP was issued 781,250 shares of free-trading common stock.

      On March 8, 2005, Cornell Capital Partners, LP issued a conversion notice in the amount of $10,000, representing a conversion under the terms of the Convertible Debenture. Accordingly, based on a conversion price of $.0082, Cornell Capital Partners LP was issued 1,219,512 shares of free-trading common stock.

      On June 21, 2005, Cornell Capital Partners, LP issued a conversion notice in the amount of $10,000, representing a conversion under the terms of the Convertible Debenture. Accordingly, based on a conversion price of $.0028, Cornell Capital Partners LP was issued 3,571,429 shares of free-trading common stock during July 2005.

      On August 3, 2005, Cornell Capital Partners, LP issued a conversion notice in the amount of $10,000, representing a conversion under the terms of the Convertible Debenture. Accordingly, based on a conversion price of $.0025, Cornell Capital Partners LP was issued 4,000,000 shares of free-trading common stock during September 2005.

      On September 19, 2005, Cornell Capital Partners, LP issued a conversion notice in the amount of $10,000, representing a conversion under the terms of the Convertible Debenture. Accordingly, based on a conversion price of $.0046, Cornell Capital Partners LP was issued 2,173,913 shares of free-trading common stock during September 2005.

      As of September 30, 2005, loan fees of $18,490 (net of $44,010 amortization expense) were included in other assets, totaling $33,270.

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

9.    STANDBY EQUITY DISTRIBUTION AGREEMENT

      On April 2, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically issue and sell shares of our common stock for a total purchase price of $5 million. If the Company requests advances under the Standby Equity Distribution Agreement, Cornell Capital Partners, LP will purchase shares of common stock of United for 95% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the advance notice date. Cornell Capital Partners, LP will retain 5% of each advance under the Standby Equity Distribution Agreement. The Company may not request advances in excess of a total of $5 million. The maximum of each advance is equal to $100,000 and up to a maximum of $400,000 in any thirty-day period.

      In addition, the Company issued 3,625,000 shares of the Company's common stock in April 2004 for loan fees totaling $290,000 related to the Standby Equity Distribution Agreement that was effective August 6, 2004, the date the Company's filed registration statement on Form SB-2 was declared effective with the Securities and Exchange Commission. The loan fees are being amortized to additional paid in capital over the term of the Standby Equity Distribution Agreement. The Company also issued an additional 517,857 shares of the Company's common stock in April 2004 to Cornell Capital Partners, LP in relation to the loan fees which exceeded the agreed upon fees of $290,000. Cornell Capital Partners, LP agreed to return the shares and accordingly the Company recorded an other receivable related to the issuance of common stock totaling $41,429. As originally stated in the Company's audited financial statements for the year ended December 31, 2004, "other receivable related to issuance of common stock" was stated as $207,143, or an overstatement of $165,714. This overstatement was a result of a different stock price used in the calculation of the $290,000 loan fee between the Company and Cornell Capital Partners, LP. This difference was resolved in the first quarter of 2005, and the Company made the reclassification from other receivable related to the issuance of common stock to additional paid in capital for the quarter ended March 31, 2005. The reclassification is reflected on the face of the Statement of Stockholders' Deficit as "Reclassification for change in the number of shares receivable related to the issuance of common stock". On June 15, 2005, Cornell Capital Partners LP returned the 517,857 shares as is reflected on the face of the Statement of Stockholder's Deficit as activity during the quarter ended June 30, 2005. As of September 30, 2005, the Company had taken no draws under the Standby Equity Distribution Agreement.

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

10.   COMMITMENTS AND CONTINGENCIES

      Consulting Agreement - The Company entered into a two-year consulting agreement effective January 1, 2005, for management and strategic services. The Consulting Agreement calls for payments of $6,000 per month and provides for warrants to purchase 28,571,428 shares of the Company's common stock. The exercise price of the warrants is $.007 per share, which equaled the bid/ask price of the Company's common stock on January 1, 2005, the effective date of the agreement. The rights to exercise the warrants shall vest in four equal tranches of 7,142,857 common shares at six months, twelve months, eighteen months, and twenty-four months. The warrants expiration date is twenty-four months after the vesting date. Further, the warrants have "piggy-back" registration rights and provide for either a cash or cashless exercise. The cashless exercise provision provides for a discount in the amount of shares provided at exercise based on a formula that takes into account as one of its factors the average of the closing sale price on the common stock for five trading days immediately prior to, but not including the date of exercise. The Company can terminate the Consulting Agreement at any time for "Cause" as defined in the consulting agreement. The consultant may terminate the consulting agreement at any time for non-payment of monies due, and such condition remains uncured for a period of sixty days. If the Company terminates the consultant during the term of the agreement without "Cause", the right to exercise all warrants will vest immediately. The Company calculated the total fair value of the stock options as $198,643. The weighted-average fair value for the options issued during the period specified was $0.01 and was estimated using the Black-Scholes option valuation model with the following weighted-average assumptions: (i) 3 year expected life, (ii) 268.44% volatility and (iii) 3.25% interest rate. using the Black-Scholes model. For the three and nine months ended September 30, 2005, the Company recognized $25,910 and $77,730, respectively, as compensation expense related to the stock options.

      Property Lease Agreement - The Company operates from a leased facility in which the Company's Chief Executive Officer has an ownership interest. The lease is non-cancelable and calls for an annual base rent of approximately $115,000 plus sales tax with a 10% base rent increase every 5 years. The lease expires in April 2013, and has three 5-year renewal options. In addition, up to $15,000 in real estate taxes is provided for in the base rental payment. Any real estate taxes over and above $15,000 are added to the rent. For the three months ended September 30, 2005, and 2004, lease expense was $30,475 and $30,475, respectively. For the nine months ended September 30, 2005, and 2004, total rent expense for the leased facility was $91,425 and $92,720, respectively. Additionally, the Company is responsible for all other operating expenses on the property such as insurance, repairs and maintenance, etc. as the lease is termed a triple net lease. The triple net expenses are recorded to the applicable expense accounts on the Company's statement of operations.

      Equipment Lease Agreement - The Company leases various office equipment under either a month-to-month basis or under an operating lease. Currently, there is one non-cancelable operating lease for an office copier at a rate of $313 per month plus sales tax. The lease expires in August 2009.

      Future minimum lease payments required under the property lease and copier lease as of September 30, 2005, are as follows:

          2005                                                        $   43,945
          2006                                                           125,878
          2007                                                           125,878
          2008                                                           125,878
          2009                                                           124,552
          Thereafter                                                     406,333
                                                                      ----------

                                                                      $  952,464
                                                                      ==========

                          UNITED COMPANIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

11.   SUBSEQUENT EVENTS

      On October 19, 2005, Cornell Capital Partners, LP issued a conversion notice in the amount of $10,000, representing a conversion under the terms of the Convertible Debenture. Accordingly, based on a conversion price of $.00265, Cornell Capital Partners LP was issued 3,773,585 shares of free-trading common stock during October 2005.

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

Overview

      United Companies Corporation ("United"), a Nevada corporation, entered into a Share Exchange Agreement, dated March 23, 2004, by and among United, Trebor Industries, Inc., d/b/a Brownie's Third Lung, a Florida corporation (referred to herein as "Trebor"), and Robert Carmichael. Pursuant to the Share Exchange Agreement, Mr. Carmichael exchanged 377 shares of common stock, par value $1.00 per share, of Trebor, which constituted all of the issued and outstanding shares of capital stock of Trebor, for 95,000,000 shares of common stock, par value $0.001 per share, of United. Pursuant to the Share Exchange Agreement, Trebor became a wholly-owned subsidiary of United.

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

      On February 12, 2002, United filed with the Securities and Exchange Commission a Form S-4 Proxy Statement and Registration Statement in conjunction with Avid Sportswear & Golf Corp., a Nevada corporation, describing a proposed merger of Avid with and into Merger Co., a wholly-owned subsidiary of United. On January 28, 2003, the Securities and Exchange Commission declared the Form S-4 Proxy Statement and Registration Statement effective. At a special meeting of Avid shareholders held on February 20, 2003, the shareholders approved (i) the Merger Agreement, dated June 18, 2002, by and among Avid, United and Merger Co. and (ii) the related Articles of Merger. Merger Co. became the surviving entity and assumed all of Avid's assets and liabilities. At the time of the merger, outstanding shares of Avid common stock were converted automatically into shares of United common stock on a fifty (50) for one (1) basis. In the opinion of Avid's management, the excess of Avid's liabilities over its assets and the lack of available funding made any other acquisition or merger, other than the merger with Merger Co., unlikely.

      Effective March 23, 2004, United sold all of its ownership interest in its wholly-owned subsidiary, Merger Co., to Gateway Connections Limited, an international business company formed under the laws of Belize.

      United through its wholly owned subsidiary Trebor, does business under the name "Brownie's Third Lung. Brownie's Third Lung (referred to herein as "Brownie's") designs, tests, manufactures and distributes recreational hookah diving, and yacht based SCUBA air compressor and Nitrox Generation Systems. Brownie's also designs, develops and produces a line of SCUBA and water safety products targeted at the public safety diver and recreational boating markets. Brownie's sells its products from its headquarters and factory in Fort Lauderdale, Florida.

Financial Performance

      United has a history of losses. Trebor acquired by share exchange on March 23, 2004, has historically had both profitable and unprofitable years. For the year ended December 31, 2004, United sustained losses of $510,922, which includes United's wholly owned subsidiary Trebor. For the year ended December 31, 2003, United sustained a loss of $187,069, which solely reflects the operations of Trebor. For the three and nine months ended September 30, 2005, United had net losses of $(21,153) and $(27,556), respectively.

Results Of Operations For The Three Months Ended September 30, 2005, As Compared To The Three Months Ended September 30, 2004

      The following discussion of United's results of operations compares United's three months ended September 30, 2005, with United's results of operations for the three months ended September 30, 2004.

      Net Revenues. For the three months ended September 30, 2005, we had net revenues of $810,824, as compared to net revenues of $1,097,981 for the three months ended September 30, 2004, a decrease of $287,157 or 26.15%. This decrease is primarily attributable to a non-recurrent sale in the third quarter of 2004 for a custom tankfill system for approximately $380,000. The decrease attributed to not having this large custom tank fill sale in the third quarter of 2005 was partially offset by higher incremental hookah, tankfill system and public safety sales totaling approximately $90,000 in the third quarter of 2005 as compared to the third quarter of 2004.

      Cost of Revenues. For the three months ended September 30, 2005, we had cost of revenues of $543,836, as compared with cost of revenues of $656,776 for the three months ended September 30, 2004, a decrease of $112,940 or 17.20%. This net decrease is primarily attributable to a net decrease in material cost of approximately $77,000 (comprised of a $113,000 decrease related to the lower sales volume, and a $36,000 increase as a result of overall higher material prices), and a decrease in overhead allocation expense by approximately $30,000. The overall cost of material used in the hookah units has decreased, however, the overall cost of material used in the tankfill systems has increased, particularly, the cost of stainless steel, fittings, gauges and silencers. The decrease in overhead allocation cost is predominantly attributed to the decrease in royalty expense as a result of the 75% royalty discount granted the Company for 2005.

      Gross Profit. For the three months ended September 30, 2005, we had a gross profit of $266,988, as compared to gross profit of $441,205 for the comparable period in 2004, a decrease of $174,217 or 39.49%. This decrease is primarily attributable to a decrease in sales and a lesser net percentage decrease in the cost of revenues for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

      Operating Expense. For the three months ended September 30, 2005, we had total operating expenses of $267,453, as compared to total operating expenses of $275,126 for the three months ended September 30, 2004, a decrease of $7,673 or 2.79%. This net decrease is attributable to a decrease in research and development cost of $11,903 and an increase in selling, general and administrative expenses of $4,230. Research and Development ("R&D") cost has predominantly been an allocation of in-house labor from its various functional categories to R&D for time spent in this area. In line with cost cutting measures and to focus on profits and cash flows, labor was utilized more in the area of generating revenue instead of R&D during the three months ended September 30, 2005, as compared to the same period in 2004.

      Interest Expense. For the three months ended September 30, 2005, we had interest expense of $20,935, as compared to $79,059 for the three months ended September 30, 2004, a decrease of $58,124 or 73.52%. This decrease is primarily attributable to the interest of $55,288 that was recorded in the third quarter of 2004 on the beneficial conversion feature of the convertible debenture issued in that quarter.

      Net Loss. For the three months ended September 30, 2005, we had a net loss of $21,153, as compared to a net profit of $92,082 for the three months ended September 30, 2004, a decrease in net profit of $113,235 or 122.97%. The decrease is primarily attributable to the decreases in Gross Profit and Interest Expense for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

Results Of Operations For The Nine Months Ended September 30, 2005, As Compared To The Nine Months Ended September 30, 2004

      The following discussion of United's results of operations compares United's nine months ended September 30, 2005, with United's results of operations for nine months ended September 30, 2004.

      Net Revenues. For the nine months ended September 30, 2005, we had net revenues of $2,357,887 as compared to net revenues of $2,270,346 for the nine months ended September 30, 2004, an increase of $87,541 or 3.86%. This net increase is primarily attributable to an overall increase in hookah, tankfill system, and public safety sales during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. We believe the increase in hookah system sales is largely a result of successful efforts to expand our hookah market beyond the Scuba dive retailers and into sporting goods and boating retailers. We also believe our marketing efforts to reach owners of large vessels for tankfill system sales by establishing OEM relationships with yacht builders, is proving successful.

      Cost of Revenues. For the nine months ended September 30, 2005, we had cost of revenues of $1,530,186, as compared with cost of revenues of $1,512,729 for the nine months ended September 30, 2004, an increase of $17,457 or 1.15%. The net increase is primarily made up of a net of higher net overall material cost of approximately $115,000 (comprised of $80,000 related to higher material prices and $35,000 related to higher sales volume), a decrease in direct labor cost of about $37,000, a decrease in overhead allocation cost by approximately $54,000, an increase in freight-in of approximately $14,000, a decrease in subcontract expense of about $13,000, and a decrease in shop supplies expense of about $6,000. Overall, the cost of material used in the hookah units has decreased, however, the cost of material used in the tankfill systems has increased, particularly, the cost of stainless steel, fittings, gauges and silencers. Predominantly responsible for the lower overhead allocation cost is the decrease by approximately $59,000 in royalty expenses from the nine months ended September 30, 2005, as compared to the same period in 2004 as a result of the 75% royalty discount granted the Company for 2005. Not replacing two direct labor employees in 2005 that were employed in 2004, but rather spreading their work responsibilities to other employees is mainly the reason for the decrease in direct labor. Freight-in as a percentage of sales has remained fairly constant. The decrease in subcontract cost and supplies is largely a result of not having the large non-recurrent tankfill custom sale for the nine months ended 2005 that drove up these costs in same period in 2004.

      Gross Profit. For the nine months ended September 30, 2005, we had a gross profit of $827,701, as compared to gross profit of $757,617 for the comparable period in 2004, an increase of $70,084 or 9.25%. This is primarily attributable to an increase in sales and the lesser percentage net increase in cost of revenues for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004.

      Operating Expense. For the nine months ended September 30, 2005, we had total operating expenses of $766,710, as compared to total operating expenses of $878,334 for the nine months ended September 30, 2004, a decrease of $111,624 or 12.71%. This decrease is attributable to a decrease in research and development expense of $37,559 and a decrease in other selling, general and administrative expenses of $74,065. R&D cost has predominantly been an allocation of in-house labor from its various functional categories to R&D for time spent in this area. In line with cost cutting measures and to focus on profits and cash flows, labor was utilized more in the area of generating revenue instead of R&D during the nine months ended September 30, 2005, as compared to the same period in 2004. The net decrease in selling, general and administrative expense is primarily attributable to decrease of approximately $12,000 in advertising expense, a decrease of approximately $23,000 in travel expense, a decrease of approximately $12,000 in payroll costs, a decrease of approximately $76,000 in legal expense, an increase of approximately $62,000 in other professional fees, and a decrease of approximately $8,000 in office supplies. Advertising expense and office supplies expense were reduced for the nine months ended September 2005 as compared to the same period in the prior year as one of the cost cutting measures to improve cash flows and improve profitability in 2005. During the nine months ended September 30, 2004, the non-recurrent sale of a large custom tankfill system required a significant amount of travel, the reason for the decrease in travel expense during the nine months ended September 30, 2005. The decrease in legal expense is a result of our consultants assuming many of the functions in the current year that the attorneys were relied upon in 2004. Also, during 2004, we had significant legal costs associated with the Trebor/UCC merger, and preparation and review of documents in connection with the Secured Convertible Debenture and Standby Equity Distribution Agreements, and our Form SB-2 registration statement. The increase in other professional fees is mainly attributable to the quarterly stock option expense of the operations consultant as part of his contract entered into on January 1, 2005.

      Interest Expense. For the nine months ended September 30, 2005, we had interest expense of $65,520, as compared to $406,402 for the nine months ended September 30, 2004, a decrease of $340,882 or 83.88%. This decrease is primarily attributable to interest of $341,002, that was recorded in the nine months ended September 30, 2004 on the beneficial conversion feature of the convertible debentures issued in that period.

      Net Loss. For the nine months ended September 30, 2005, we had a net loss of $27,556, as compared to a $522,442 net loss for the nine months ended September 30, 2004, a decrease of $494,886 or 94.73%. The decrease is primarily attributable to an increase in Gross Profit, a decrease in Operating Expenses, and a decrease in Interest Expense for the nine months ended September 30, 2005 as compared to the same period in 2004.

Liquidity And Capital Resources

      As of September 30, 2005, we had cash and current assets of $589,889. As of September 30, 2005, we had current liabilities of $1,005,116, consisting primarily of accounts payable and accrued liabilities $479,513, customer deposits of $113,688, other liabilities of $41,297, notes payable - current portion of $9,823, notes payable - current portion - related parties of $31,311, convertible debenture of $325,000, and loan payable - related party of $4,484. As of September 30, 2005, we had a working capital deficit of $415,227. It appears that external financing will be necessary to fund some our operations for the foreseeable future.

      On April 2, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically issue and sell shares of our common stock to Cornell Capital Partners, LP for a total purchase price of $5 million. If we request advances under the Standby Equity Distribution Agreement, Cornell Capital Partners, LP will purchase shares of common stock of United for 95% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the advance notice date. Cornell Capital Partners, LP will retain 5% of each advance under the Standby Equity Distribution Agreement. We may not request advances in excess of a total of $5 million. The maximum of each advance is equal to $100,000, and up to a maximum of $400,000, in the aggregate, in any thirty-day period.

      On April 2, 2004, we issued a Secured Convertible Debenture to Cornell Capital Partners, LP in the principal amount of $250,000. The convertible debenture is convertible into shares of our common stock as a price per share that is equal to the lesser of: (i) an amount equal to 120% of the closing bid price of our common stock as of the date of the convertible debenture or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of our common stock for the five trading days immediately preceding the conversion date. The convertible debenture accrues interest at a rate of 5% per year and is convertible at the holder's option. The convertible debenture has a term of 3 years. At United's option, the convertible debenture may be paid in cash or converted into shares of our common stock unless converted earlier by the holder. Except after an event of default, as set forth in the Secured Convertible Debenture, Cornell Capital Partners, LP shall not be entitled to convert such debenture for a number of shares of common stock of United in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliates to exceed 4.99% of the outstanding shares of common stock of United. On July 23, 2004, we issued a second Secured Convertible Debenture to Cornell Capital Partners, LP in the principal amount of $125,000, with the same terms and conditions as the Secured Convertible Debenture issued on April 2, 2004, as described above.

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

      We Have Historically Lost Money And Losses May Continue In The Future

      On March 23, 2004, United entered into a share exchange transaction with Trebor and Robert Carmichael. Pursuant to this share exchange transaction, United acquired all of the issued and outstanding capital stock of Trebor and Trebor became a wholly-owned subsidiary of United. Trebor designs, manufactures and sells surface-supplied air units for the recreational diving industry. United has a history of losses. Historically, Trebor has had both profitable and unprofitable years. As of September 30, 2005, we had an accumulated deficit of $1,638,147. For the nine months ended September 30, 2005 we incurred a net loss of $27,556. For the year ended December 31, 2004 we incurred a net loss of $510,922. For the year ended December 31, 2003 we incurred a net loss of $187,609 that solely reflects the operations of Trebor as United had no such operations for that period.

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

      We May Need To Raise Additional Capital To Finance Operations

      As of September 30, 2005, we had $61,160 of cash on hand and our total current assets were $589,889. Our current liabilities were $1,005,116 as of September 30, 2005. We will need to raise additional capital to fund our anticipated operating expenses. Among other things, external financing may be required to cover our operating costs. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources other than our Standby Equity Distribution Agreement with Cornell Capital Partners, LP. As of November 1, 2005, we estimate that we will require $1 million to fund our anticipated operating expenses for the next twelve months if we maintain sales growth at the same rate. To step up sales growth at a more aggressive rate, we would require approximately $1.5 to $2.5 million to fund our anticipated operating expenses for the next twelve months. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price.

      We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On September 30, 2005 Were Not Sufficient To Satisfy Our Current Liabilities

      We had a working capital deficit $415,227 at September 30, 2005, which means that our current liabilities as of that date exceeded our current assets by $415,227. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on September 30, 2005 were not sufficient to satisfy all of our current liabilities on that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit we may have to raise capital or debt to fund the deficit.

      Our Obligations Under The Secured Convertible Debentures Issued to Cornell Capital Partners, L.P. Are Secured By All Of Our Assets

      Our obligations under the secured convertible debentures in the principal amount of $325,000 issued to Cornell Capital Partners, LP are secured by all of our assets. As a result, if we default under the terms of these secured convertible debentures, Cornell Capital Partners, LP could foreclose its security interest and liquidate all of the assets of the Company. This would force us to cease our operations.

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

      In addition, there is an inverse relationship between the price of our common stock and the number of shares of common stock, which will be issued under the Standby Equity Distribution Agreement. Based on our recent stock price of $0.004, we would have to issue to Cornell Capital Partners, LP 1,250,000,000 shares of our common stock in order to draw down the entire $5 million available to us under the Standby Equity Distribution Agreement. On July 16, 2004, we filed with the United States Securities and Exchange Commission a registration statement on Form SB-2 registering 118,000,000. Our Articles of Incorporation currently authorize United to issue 250 million shares and, as of November 10, 2005 we had 129,128,407 shares of common stock issued and outstanding. In the event we desire to draw down any available amounts remaining under the Standby Equity Distribution Agreement after we have issued the 118,000,000 shares that we registered in the Form SB-2, we will have to obtain shareholder approval to amend our Articles of Incorporation to increase our authorized shares of common stock and file a new registration statement to cover such additional shares that we would issue for additional draw downs on the Standby Equity Distribution Agreement. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources other than our Standby Equity Distribution Agreement. Therefore, if we are unable to draw down on our Standby Equity Distribution Agreement, we may be forced to curtail or cease our business operations.

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

      Dependence On Consumer Spending

      The success of the products in the Brownie's Third Lung and Brownie's Tankfill lines depend largely upon a number of factors related to consumer spending, including future economic conditions affecting disposable consumer income such as employment, business conditions, tax rates, and interest rates. In addition our opportunities are highly dependent upon the level of consumer spending on recreational marine accessories and dive gear, discretionary spending items. There can be no assurance that consumer spending in general will not decline, thereby adversely affecting our growth, net sales and profitability or that our business will not be adversely affected by future downturns in the economy, boating industry, or dive industry. If consumer spending on recreational marine accessories and dive gear declines, we could be forced to curtail or cease operations.

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

      Bad Weather Conditions Could Have An Adverse Effect On Operating Results

      Our business is significantly impacted by weather patterns. Unseasonably cool weather, extraordinary amounts of rainfall, or unseasonably rough surf, may decrease boat use and diving, thereby decreasing sales. Accordingly, our results of operations for any prior period may not be indicative of results of any future period..

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

          (d) None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

EXHIBIT NO.   DESCRIPTION                                        LOCATION
-----------   -----------------------------------------------    -----------------------------------------------
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

EXHIBIT NO.   DESCRIPTION                                        LOCATION
-----------   -----------------------------------------------    -----------------------------------------------

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
              issued in conjunction with the same.

10.15         Promissory Note, dated February 15, 2005,          Incorporated by reference to Exhibit 10.15 to
              in the principal amount of $54,998.00              Form 10QSB filed on August 15, 2005.
              payable to Robert M. Carmichael.

10.16         Promissory Note, dated March 7, 2005, in           Incorporated by reference to Exhibit 10.16 to
              the principal amount of $205,296.53                Form 10QSB filed on August 15, 2005.
              payable to 940 Associates, Inc.

10.17         Promissory Note, dated March 7, 2005, in           Incorporated by reference to Exhibit 10.17 to
              the principal amount of $447,111.13                Form 10QSB filed on August 15, 2005.
              payable to Robert M. Carmichael.

10.18         Non-Exclusive License Agreement -                  Incorporated by reference to Exhibit 10.18 to
              BC Keel Trademark                                  Form 10QSB filed on August 15, 2005.

10.19         Non- Exclusive License Agreement - Bouyancy        Incorporated by reference to Exhibit 10.19 to
              Compensator (and Dive Belt) Weight System          Form 10QSB filed on August 15, 2005.

10.20         Exclusive License Agreement - Brownie's            Incorporated by reference to Exhibit 10.20 to
              Third Lung, Brownie's Public Safety, Tankfill,     Form 10QSB filed on August 15, 2005.
              and Related Trademarks and Copyrights

10.21         Non-Exclusive License Agreement -                  Incorporated by reference to Exhibit 10.21 to
              Drop Weight Dive Belt                              Form 10QSB filed on August 15, 2005.

10.22         Non-Exclusive License Agreement -                  Incorporated by reference to Exhibit 10.22 to
              Garment Integrated or Garment Attachable           Form 10QSB filed on August 15, 2005.
              Flotation Aid and/or PFD

10.23         Non-Exclusive License Agreement -                  Incorporated by reference to Exhibit 10.23 to
              Inflatable Dive Marker and Collection Bag          Form 10QSB filed on August 15, 2005.

EXHIBIT NO.   DESCRIPTION                                        LOCATION
-----------   -----------------------------------------------    -----------------------------------------------
10.24         Non-Exclusive License Agreement - SHERPA           Incorporated by reference to Exhibit 10.24 to
              Trademark and Inflatable Flotation Aid/Signal      Form 10QSB filed on August 15, 2005.
              Device Technology

10.25         Non-Exclusive License Agreement - Tank-            Incorporated by reference to Exhibit 10.25 to
              Mounted Weight, BC, or PFD-mounted Trim            Form 10QSB filed on August 15, 2005.
              Weight or Trim Weight Holding System

31.1          Certificate Pursuant to Section 3.02               Provided herewith


31.2          Certificate Pursuant to Section 3.02               Provided herewith


32.1          Certificate Pursuant to Section 1350               Provided herewith

32.2          Certificate Pursuant to Section 1350               Provided herewith

      (b)   Reports On Form 8-K.

            None

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2005                  UNITED COMPANIES CORPORATION

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