Form 10KSB
period 2005-12-31
UNITED COMPANIES CORP
filed 2006-03-30
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
                                   (MARK ONE)

      |X| Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

            For the fiscal year ended DECEMBER 31, 2005

      |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______.

                          COMMISSION FILE NO. 000-28321

                          UNITED COMPANIES CORPORATION
                 (Name of Small Business Issuer in Its Charter)


              NEVADA                                              88-0374969
---------------------------------                            -------------------
 (State or Other Jurisdiction                                 (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)


   940 N.W. 1ST STREET, FORT LAUDERDALE, FLORIDA                   33311
   ---------------------------------------------                  --------
     (Address of Principal Executive Offices)                     Zip Code)

                                 (954) 462-5570
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

                                  Common Stock
                                  ------------

                                (Title of class)


      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or amendment to Form 10-KSB. |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The Company's revenues during its most recent fiscal year were $2,935,869.

      The aggregate market value of the Company's voting stock held by non-affiliates as of March 15, 2006 was approximately $480,339 based on the average closing bid and asked prices of such stock on that date as quoted on the Over-the-Counter Bulletin Board. There were 148,970,677 shares of common stock outstanding as of March 15, 2006.

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

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS


OVERVIEW

      United Companies Corporation (referred to herein as "United" or "The Company"), a Nevada corporation, entered into a Share Exchange Agreement, dated March 23, 2004, by and among United, Trebor Industries, Inc., d/b/a Brownie's Third Lung, a Florida corporation (referred to herein as "Trebor"), and Robert Carmichael. Pursuant to the Share Exchange Agreement, Mr. Carmichael exchanged 377 shares of common stock, par value $1.00 per share, of Trebor, which constitutes all of the issued and outstanding shares of capital stock of Trebor, for 95,000,000 shares of common stock, par value $0.001 per share, of United. Pursuant to the Share Exchange Agreement, Trebor became a wholly owned subsidiary of United.

      The Company designs, tests, manufactures and distributes recreational hookah diving, and yacht based SCUBA air compressor and Nitrox Generation Systems, and scuba and water safety products through its wholly owned subsidiary Trebor. United sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility in Fort Lauderdale, Florida. The Company does businees as (dba) as Brownie's Thrid Lung, the dba of Trebor.
The  Company's  products  are  classified  into  three  main  sales  categories:
BROWNIE'S THIRD LUNG, BROWNIE'S TANKFILL, AND BROWNIE'S PUBLIC SAFETY.

      BROWNIE'S THIRD LUNG, the consistent product category revenue leader for the Company, is comprised of Surface Supplied Diving products, commonly called hookah systems. These systems allow one to four divers to enjoy the marine environment without the bulk and weight of conventional SCUBA gear. We believe that Hookah diving holds greater appeal to families with children of diving age than does conventional SCUBA. The reduction of weight by eliminating the tank allows smaller divers, especially children, to participate more actively and enjoyably. In conjunction with the hookah systems, Brownie's Third Lung supplies a variety of other products to support this market. These products are predominantly sold through SCUBA diving retailers, however, Brownie's is expanding its market to sporting goods and boating retailers as well largely through a web-based training methodology that was introduced in July 2005. Web-based training allows consumers to initiate the required training for use of the system on their own schedule. It also addresses the training aspect that was previously a sale consideration at point-of-sale. Effective July 1, 2005, all hookah units sold include on-line training certificates. The training certificates entitle the holder to an on-line interactive course at no additional charge to the holder. The number of on-line training certificates issued per unit is the same as the number of divers the unit as sold is designed to accommodate (i.e., a three diver unit configuration comes with three on-line training certificates). It is anticipated that the final phase of the training will still be completed through traditional dive retailers and instructors, but the system can now be sold to the non-diving public. Also, being investigated is the addition of boating and watersports products not strictly related to diving to this product category.

      The BROWNIE'S TANKFILL product category also generates a significant portion of the Company's revenues, through the design, installation and maintenance of yacht-based high-pressure and low-pressure compressors for diving on air and mixed gases. Many yacht owners enjoy the convenience and freedom of filling their own diving tanks with air, NITROX or custom mixed gases while out on cruise, freeing them from carrying extra cylinders or the need to locate a reputable source in various ports-of-call. Brownie's Tankfill specializes in the design and installation of high-end custom systems to do just that. From surveying the vessel for installation requirements to custom fabrication of the necessary components, Brownie's Tankfill provides all the services necessary to satisfy this market. Brownie's Tankfill is currently exploring relationships with yacht builders to allow shipyards to market and sell the Brownie's Tankfill systems. We believe that every large vessel currently in service, being re-fitted or built, is a potential customer. Reaching these customers through OEM relationships has become our goal, and efforts toward this end are proving successful. We currently have three such OEM relationships in place, an additional two in the negotiation stage, and will work toward more through direct contact with the yacht-builders.

      The BROWNIE'S PUBLIC SAFETY product line provides integrated and stand-alone flotation and emergency/rescue equipment for use by fire departments and other government agencies in their on-water/near-water activities. "Rescue, not Recovery" is the marketing slogan for this division, and the driving force behind development of our products. We believe municipalities and government agencies can increase their own safety while responding more quickly in emergencies through the use of our products. BROWNIE'S PUBLIC SAFETY is not only our newest product line, but also one we believe has significant growth potential. We are increasing our marketing efforts in the current year to raise awareness of the products we offer. In July 2005, we entered into an agreement establishing Global Secure Safety Products, Inc. as our exclusive North and South American distributor for the Rapid Entry System (RES) mini scuba product, which is being sold exclusively in these markets under the Global Secure band ad the Global Secure Rescue Pac. Largely as a result of this agreement, sales in the BROWNIE'S PUBLIC SAFETY product category more than doubled from 2004 to 2005. We continue to pursue similar distributorships outside this market area as well.

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


OUR PRODUCTS AND SERVICES BY CATEGORY AND THEIR RELATED WEBSITES

      BROWNIE'S THIRD LUNG (WWW.BROWNIEDIVE.COM) - Surface Supplied Air (SSA), Hookah, (Low Pressure Units) - recreational surface supplied air units (gas and electric), commercial surface supplied air units (gas and electric), Pressurized Snorkel (battery), Egressor packages and regulators, hookah hoses and regulators, Drop weight Cummerbelt, dive weight belts, SeaDoo Sea Scooters, Twin-trim, diving hose, diving kits, dive hose connections, replacement SS engines, compressors, miscellaneous service parts, SSA accessories including but not limited to gear bags, dog snares, and keel and trim weight packages.

      BROWNIE'S TANKFILL (WWW.TANKFILL.COM) - Tankfill Systems (High And Low Pressure Units) - Yacht Pro automated compressors (heavy-duty service capacity), Yacht Pro automated compressors (medium-duty service capacity), marine basic compressors (light-duty service capacity), Bauer portable compressors (light-duty service capacity), custom tankfill and nitrox generation systems for yachts, NitroxMakers, four-way fill manifolds, remote fill control panels, high pressure storage/cascade systems, custom tank racks, Kaeser low pressure compressors and components, E-Reel diving systems, hookah diving compressor for boat installation, design and engineering services including but not limited to AutoCAD, nitrox generation and custom gas mixing systems, and repairs and service on all products sold.

      BROWNIE'S PUBLIC SAFETY (WWW.BROWNIESPUBLICSAFETY.COM) - Public Safety Dive Gear and Accessories - SHERPA, HELO systems, Rapid Entry System (RES), Garment Integrated Personal Flotation Device (GI-PFD), Fast float system, Personal Life raft, Surf shuttle, lift bags, and various other safety related accessories.

CUSTOMERS

      We are predominantly a wholesale distributor to retail dive stores, marine stores, and shipyards. This includes approximately 517 independent Brownie dealers. We retail our products to including, but not limited to, boat owners, recreational divers and commercial divers. Our largest customer and Brownie dealer is Brownie's Southport Diver's, Inc. (BSD), a related entity owned by the brother of Robert Carmichael, the Company's Chief Executive Officer. Sales to BSD for the years ended December 31, 2005 and 2004 represented, 18.3% and 21.7%, respectively, of total Company sales. No other single customer represented greater than 10% of net revenues for standard business of a re-occurring nature. While individual custom tankfill system sales may periodically represent a concentration of revenue, sales of this type are of a non-reoccurring nature.

RAW MATERIALS

      Principal raw materials for our business include machined parts such as rods, pistons, bearings; hoses; regulators; compressors; engines; high-pressure valves and fittings; sewn goods; and various plastic parts including pans, covers, intake staffs, and quick release connections. Principal suppliers of these materials to us are Kuriyama, Advantage Plastics of New York, Gates Rubber, Ocean Divers Supply, Anderson Metals, East Coast Plastics, Mile Marker, Center Star, Bauer, Leeson Electric, Sagittarius, Campbell Hausfield, Roberts Supply, Robin America Subaru, and Florida Fluid Systems Technology Inc. Most materials are readily available from multiple vendors. Some materials require greater lead times than others. Accordingly, we strive to avoid out of stock situations through careful monitoring of these inventory lead times, and through avoiding single source vendors whenever possible.

COMPETITION

      We consider the most significant competitive factors in our business to be low prices, shopping convenience, the variety of available of products, knowledgeable sales personnel, rapid and accurate fulfillment of orders, and prompt customer service. We currently recognize one significant competitor in hookah sales and two significant competitors in high pressure tankfill sales. Products from the hookah competitor and those from one of the tankfill competitors are very similar to ours as the principals in both received their training in the industry from Trebor. The Company's other competitor in high pressure tankfill is a large multi-national company that does not offer significant customization, thereby we believe reducing our head-to-head competition in many cases. We believe we do not have significant competitors in the Brownie's Tankfill line of high-end custom yacht packages.

      Overall, we are operating in a moderately competitive environment. We believe that the price structure for all the products we distribute compares favorably with the majority of our competitors based on quality and available features. While certain of our competitors offer lower prices on some similar products, we believe that few can offer products and services which are comparable to those of ours in terms of convenience, available features, reliability, and quality. In addition, most of our competitors offer only high or low-pressure products and services where we are able to fulfill both needs.

PERSONNEL

      We currently have fourteen (14) full time employees at our facility in Fort Lauderdale, Florida, seven (7) are classified as, administrative or management, and seven (7) are classified as non-exempt factory or administrative support. We utilize consultants when needed in the absence of available in-house expertise. Our employees are not covered by a collective bargaining agreement.

SEASONALITY

      The current main product categories of our business, Brownie's Third Lung and Brownie's TankFill, are seasonal in nature. The peak season for Brownie's Third Lung's products is the second and third quarters of the year. The peak season for Brownie's TankFill's products is the fourth and first quarters of the year. Since the seasons compliment one another, we are able to shift cross-trained factory and warehouse personnel between the two product categories as needed. Thus, the Company is able to avoid down time normally associated with seasonal business.


SOME OF THE COMPANY'S PRODUCTS IN DEPTH

      A. SURFACE SUPPLIED AIR SYSTEM: The Company produces a line of Surface Supplied Diving products, commonly called hookah systems. These systems allow one to four divers to enjoy the marine environment up to 90 feet without the bulk and weight of conventional SCUBA-gear. We believe that hookah diving holds greater appeal to families with children of diving age than does conventional SCUBA. The reduction of weight by eliminating the tank allows smaller divers, especially children, to participate more actively and enjoyably. The design of our product also reduces the effort required to both transport and use it. We believe the PELETON(TM) Hose System revolutionizes hose management for recreational surface supplied diving. It reduces the work required of any single diver by dispersing the load over the entire group. We use a single, larger diameter hose as a main downline with up to four individual hoses attached to it. This configuration not only reduces the weight and bulk of the hose required, but also reduces drag and entanglement. An entire line of deck-mounted systems is available for commercial applications that demand extremely high performance. In addition to the gasoline-powered units, a series of electric powered systems is also available for light to commercial duty. Powered by battery for portability or household current for virtually unlimited dive duration, these units are used primarily by businesses that work in a marine environment.

      B.  E-REEL AND  BUILT-IN  BATTERY  SYSTEMS:  Taking  convenience  one step further, the Company has developed two surface supplied air products to make boat diving even easier. The Built-in Battery System builds a battery powered electric unit into the boat, eliminating the need to transport the compressor/motor assembly. The need for a flotation tube is also removed, as the boat itself serves in that capacity. The E-Reel advances this idea by adding a reel system to provide compact storage of up to 150 feet of hose. Boaters can perform their own in-water maintenance and inspections, or just dive for enjoyment. The hose is manually pulled from the reel supporting up to two divers to a depth of fifty feet. When the dive is complete, the hose is automatically recoiled and stowed by the simple activation of a switch.

      C. KAYAK DIVING HOSE KITS: This product allows the use of a conventional SCUBA cylinder, but does not require the diver to wear it. The cylinder remains above the surface, in a kayak or boat, and a hose ranging from 20 to 150 feet allow the diver to explore the surrounding area.

      D. DROP WEIGHT CUMMERBELT: The patented Drop Weight Cummerbelt is available with all our diving systems, and brings a new dimension to weighting systems. The belt will accommodate waist sizes from 24 to 54 inches and is depth compensating. It features two pockets, each capable of holding up to 10 pounds of block or shot weight. Each pocket can be instantly release by either hand, allowing the diver to achieve positive buoyancy in an emergency while retaining the belt itself. Additionally, the design of this belt provides for expanded capability. By adding an optional sleeve that zips onto the back of the belt, an egress, or bailout system, can be added. The Egressor Add-on Kit contains the sleeve, a 6 or 13 cubic foot SCUBA cylinder, and a SCUBA regulator. In addition to the added safety inherent in this design, many other uses for this present themselves, such as propeller clearing, overboard item retrieval and pool maintenance, to name only a few.

      E. BELL BOTTOM FLAG BAG (BBFB): Is what we believe to be a unique product providing the diver with a collection bag at depth, a marker (floating flag) at the surface and a lifting device independent of the diver as well as an ascent safety device. This product allows the diver to minimize the amount of gear needed for safety or the harvest of seafood.

      F. BC KEEL COUNTERWEIGHT SYSTEM: Is what we believe to be a revolutionary ballast system designed to offset the inherent buoyancy of a SCUBA tank and provide the diver with a more reliable `face -up' surface position. According to statistics obtained from the Diver's Alert Network (DAN), more than half of the 100 average annual fatalities in the recreational dive industry occur at the surface, usually after another series of distressing events. Until now the dive industry has ignored the problem out of fear of assuming additional responsibility. However, all major dive equipment manufacturers support the disclaimer inside the divers vest that reads " this buoyancy compensator is not a life vest, do not rely upon it to keep your face out of the water in an unconscious event". With the approval (Sept. 1996) by the USCG for purely inflatable life vest, the disclaimer has quickly become unreliable as a method of litigious defense. Our tests show that most typical diver's vest will outperform the criteria required of the new USCG "TYPE III" PFD when properly ballasted. The product received the "Editor's Choice" award in the October 1997 issue of the industry's largest publication (Skin Diver). This is the first piece of significant exposure directed to the diving public. We believe the actual market size for this product is tremendous. Approximately 700,000 new divers are trained every year in this country alone according to the Professional Association of Dive Instructors (PADI). Our product has the technical and affordable potential to become the "primary ballast system" on the majority of those divers. We also believe the total 1.6 to 2.9 million active scuba divers, the number of active divers according to PADI, is also likely to be converted over the coming years as the trend is established. The other most formidable obstacle to success of this incredible invention is lack of exposure. Simple print and web advertising combined with significant sample placement in the hands of the educator of our industry can likely cure this most rapidly. The soft version of the BC KEEL allows the diver to choose between 1 and 8 pounds of fixed ballast securely fastened to the tank in such a position as to create maximum rotational efficiency with the absolute minimum of weight. There are four most popular items that almost ALL divers buy before the completion of Open Water I Certification: Mask, Snorkel, Fins, and Weight system, because these items are affordable, small, universal, and most importantly PERSONAL.

      G. TANKFILL COMPRESSORS: Many yacht owners enjoy the convenience and freedom of filling their own diving tanks with air, NITROX or custom mixed gases while out on cruise, freeing them from carrying extra cylinders or the need to locate a reputable source in various ports-of-call. Brownie's Tankfill specializes in the design and installation of high-end custom systems to do just that. From surveying the vessel for installation requirements to custom fabrication of the necessary components, Tankfill provides all the services necessary to satisfy this market. Tankfill is currently exploring relationships with yacht builders to allow shipyards to market and sell the Brownie's Tankfill systems. We believe that every large vessel currently in service, being re-fitted or built, is a potential customer. Reaching those customers through OEM relationships has become our goal, and efforts will be made in the coming months to realize it. Our light duty compressor, the Marine Basic is specifically designed and built to withstand the marine environment with all components and hardware impervious to spray from the elements. The Yacht Pro series contains models for both medium-duty applications, such as recreational divers and small groups, and heavy-duty use as found on research vessels, commercial operations and live-aboard dive boats. All Yacht Pro models come with the Digital Frequency Drive, which is a Brownie's Tankfill innovation. The Digital Frequency Drive eliminates the spike previously experienced in starting the compressor, eliminating the need to ration the boat's electrical usage by shutting down components when the compressor is needed. Brownie's utilizes a AutoCAD industrial drawing program to design, engineer and maintain drawings of its various products. Custom design work is done in-house for major product installations and in conjunction with other entities.

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

      I. RAPID ENTRY SYSTEM (RES) AND HELO SYSTEM: The Brownie's Public Safety product category exists to address the needs of the public safety dive market. The inherent speed and ease of donning our Drop Weight Cummerbelt with Egressor Add-on Kit identified it as an obvious choice for rapid response for water-related emergencies. A first-responder or officer on-scene can initiate the location and extraction of victims while the dive team is en-route, saving valuable time and increasing the changes for survival of victims. The RES is a small SCUBA system that can be quickly donned over clothes, usually in less than sixty seconds. Its small size allows it to be stored in areas that would never accommodate a full set of SCUBA gear. The 13 cubic foot aluminum tank can provide up to 15 minutes of air at the surface. The air cell remains stowed under the protective cover and can be partially inflated to achieve positive flotation. The cover's specially designed break-away zipper bursts open to provide instant inflation yet "heals" and can be repacked and fastened quickly in the field. The HELO offers all the same features, but has been specially designed and modified for rescue divers working from helicopters. By placing the cylinder in the front and adding leg straps, the HELO allows divers to use the standard seating configurations. The advantages of this system over full sized SCUBA rigs are increased mobility for the diver and diminished space requirements for the gear. Since the bottle is mounted at the diver's waist, he can more easily control his gear during deployment, further adding to the comfort and safety.

MARKET DATA

      The Company operates in both the SCUBA Diving Industry and the Marine Industry. The following is general market data for both:

      SCUBA DIVING INDUSTRY

      The following data is based on information reported on Professional Association of Dive Instructor's (PADI) website, www.padi.com, as of March 15, 2006: PADI certifies 60% of all new divers in the United States. PADI issued 526,904 new divers certifications worldwide in 2000 (the most recent information available). (Thus, per our extrapolation, an estimated 878,173 new divers were certified by all the training agencies collectively worldwide in 2000). PADI estimates that the range of active divers in the United States ranges from 1.6 million to 2.9 million based on data it collected. Per PADI, the largest number of SCUBA certifications completed each year in the United States has been in Florida. Also, per PADI's statistics, the number of certifications issued by PADI each year has increased consistently since 1967.

      MARINE INDUSTRY

      The following data is based on information provided on the website of the National Marine Manufacturers Association (NMMA), www.nmma.org, as of March 15, 2006: As of 2004 it was estimated that there were a total of 17.61 million boats in use in the United States. Recreational boating contributed approximately $33 billion to the nation's economy, up more than 8% from 2003. Sales growth of recreational boats continued to outpace U.S. economic growth in 2004, increasing an average of 8% annually since 1997, when compared to the Gross Domestic Product, which averaged 3.4% annual growth during the same period. Of the boats in use during 2003, 12.79 million were registered. Of this amount, Florida captured the number three ranking with 939,968 registrations among all the states. Total dollars spent on new power boats, motor, trailers and accessory purchases in 2004 was $15.40 billion with Florida ranking number one among all the states capturing $2.11 billion of this market. Total dollars spent on marine aftermarket accessory purchases alone was $2.42 billion. Of this amount, again Florida ranked number one among all the states capturing $305 million of this market. The products the Company sells would generally be considered part of the marine aftermarket accessory category. From 2003 to 2004 the marine aftermarket accessory market has grown from $2.12 billion to $2.42 billion, or an increase of 14.15%. Over the past seven years aftermarket accessories sales have doubled from $1.2 billion in 1997 to $2.4 billion in 2004.

PRODUCT TARGET MARKETS

      The Company sells a variety of products that fall primarily into three categories, Brownie's Third Lung, Brownie's Tankfill, and Brownie's Public Safety Diving. While all of our offerings are marine based, each product category targets a slightly different consumer and approaches its target group in a different manner. Due to the common water-based theme, some of the markets will overlap, thereby qualifying the same customer for more than one major product. Although the United States and predominantly Florida have been our market focus, we continue to search for and establish distributors in Australia and Europe for all of our products.

      Brownie's Third Lung, the Surface Supplied Air or hookah product category has both retail and wholesale groups. We believe that a significant portion of the 939,968 registered boat owners in Florida as reported by NMMA are potential customers for our recreational systems. In past years our product was more likely to reach them through SCUBA diving retailers. In mid 2005, in an effort to expand our Scuba diving retailer market and to reach additional, non-diving consumers, the Company implemented a web-based training program to expand the availability of our product to marine retailers who cater, for the most part, specifically to boaters.

      Brownie's Tankfill targets a similar group, the boating community, but concentrates its attention on boats over 30 feet in length. We have enjoyed a measure of success by approaching the consumer directly. We have begun to reap reap greater benefits in this product category by establishing relationships with boat yards building luxury vessels throughout the world. To that end, we have established an OEM policy and pricing structure to offer to boat builders. As of the end of 2005 three boat builders had signed up for this program and we anticipate more will as we continue to approach them in 2006.

      Our newest market is that for Brownie's Public Safety Diving. We have identified municipalities and government agencies, both in the United States and abroad, as our primary consumer. In July 2005, we entered into an agreement establishing Global Secure Safety Products, Inc. as our exclusive North and South American distributor for the Rapid Entry System (RES) mini scuba product, which is being sold exclusively in these markets under the Global Secure brand as the Global Secure Rescue Pac. The RES is part of our public safety sales product category.

TRADENAMES AND PATENTS

      TRADENAMES

      The Company has licensed from two entities in which the Chief Executive Officer has an ownership interest, the exclusive use of the following registered and unregistered tradenames, trademarks and service marks for the terms of their indefinite lives: Brownie's Third Lung, browniedive.com, Brownie's, Brownie's Third Lung oval symbol, browniedive, NitroxMaker, HELO, RES, fast float rescue harness, tankfill.com, browniestankfill, browniestankfill.com, browniespublicsafety.com, and browniespublicsafety, Peleton Hose System, Twin-Trim, Kayak Diving Hose Kit, Bell Bottom Flag Bag, and Brownie's Dogsnare.

      The Company has licensed from an entity that the Chief Executive Officer has an ownership interest, the non-exclusive use of the following registered and unregistered trademarks, trade names, and service marks for the terms of their indefinite lives: SHERPA, BC keel, and Garment Integrated Personal Flotation Device (GI-PFD).

      PATENTS

      The Company has licensed from two entities that the Chief Executive Officer has an ownership interest, the non-exclusive use of the following issued and pending Patents for the terms of their respective lives ranging from 10 to 20 years:

      ISSUED: Drop Weight Dive Belt (Drop Weight Cummerbelt), Combined Life Vest Buoyancy Compensator (BC/PFD and Separating Life Vest), Water Safety Survival System (Non-Releasable Tank Mounted Counterweight and Weight Ballasting Systems note: includes BC Keel), Separating Life Vest Multifunction Buoyancy Compensator (MC/PFD and Continuation in Part to the Water Safety Survival System), Garment Integrated Personal Flotation Device (GI-PFD), and Inflatable Dive Marker Collection Bag (Bell Bottom Flag Bag).

      PENDING: Break Away Keel with Neutralizing Buoyancy Offset (Advanced BC Keel Design), and SHERPA.

MARKETING

      PRINT LITERATURE, PUBLIC RELATIONS, AND ADVERTISING

      We have in-house graphic design and public relations departments to create and maintain product support literature, catalogs, mailings, web-based advertising, newsletters, editorials, advertorials, and press releases. We also target specific markets by selectively advertising in journals and magazines that we believe reach our potential customers.

      TRADESHOWS

      In 2005 and 2004, the Company was represented at the following annual trade shows: Miami Yacht and Brokerage Show, Fort Lauderdale International Boat Show, and International Boat Exhibitors Exchange (IBEX).

      WEBSITES

      The Company has several web sites: www.browniedive.com, www.tankfill.com, and www.browniespublicsafety.com. Additionally, all our products are marketed on our primary customers' website. In addition, to these websites, numerous other websites have quick links to the Company's websites. Our products are available domestically and internationally. Internet sales and inquiries are on the rise as the newest preferred method of many customers, particularly International customers.

DISTRIBUTION

      Our products are distributed to our customers primarily by common carrier.

EXPANSION GOAL

      The Company has expanded in the past through internal growth. Should an opportunity arise in the future for a business acquisition that we believe will complement our business strategically or expand our market share, we will evaluate its feasibility at that time.

PRODUCT RESEARCH AND DEVELOPMENT (R&D)

      We continuously work to provide our customers with both new and improved products. We offer research and development services to not only the related entities we license our patents and trademarks from, but also to other customers as well. R&D services for customers and the related entities are invoiced in the normal course of business. In addition, we are working on internal research and development projects toward the goal of developing some of our own patentable products. Research and development costs for the year ended December 31, 2005 and 2004, were $18,730 and $73,280, respectively.

GOVERNMENT REGULATIONS

      The SCUBA industry is self-regulating; therefore, the Company is not subject to government industry specific regulation. Nevertheless, the Company strives to be a leader in promoting safe diving practices within the industry and believes it is at the forefront of self-regulation through responsible diving practices. The Company is subject to all regulations applicable to "for profit" companies as well as all trade and general commerce governmental regulation. All required federal and state permits, licenses, and bonds to operate its facility have been obtained. There can be no assurance that the Company's operation and profitability will not be subject to more restrictive regulation or increased taxation by federal, state, or local agencies in the future.

ITEM 2.  DESCRIPTION OF PROPERTY

      The corporate headquarters, factory and distribution center of the Company are located at 936/940 NW 1st Street, Ft. Lauderdale, FL 33311. The facility that is leased from an entity in which the Chief Executive Officer has an ownership interest contains approximately 16,000 square feet of space of which approximately 7,500 square feet is office, and the remainder is factory and warehouse space. The lease expires in April 2013 and has three 5-year renewal options. We believe that the facilities are suitable for their intended purpose, are being efficiently utilized and provide adequate capacity to meet demand for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock began trading on the Over-the-Counter Bulletin Board on March 24, 1998, under the symbol "GFIO." On July 22, 1999, Avid's symbol was changed to "AVSG." On December 2, 1999, Avid's common stock was no longer eligible for quotation on the Over-the-Counter Bulletin Board because the Securities and Exchange Commission as of that date had not declared the Company's Registration Statement on Form 10-SB effective. On that date, Avid's common stock began trading on the "pink sheets." Avid began trading again on the Over-the-Counter Bulletin Board, May 9, 2000. On May 28, 2003, Avid's common stock was no longer eligible for quotation on the Over-The-Counter Bulletin Board because the Company was not current in its required filings pursuant to the Securities Exchange Act of 1934, as amended. On January 2, 2004, United's symbol was changed to "UCPJ." On September 24, 2003, United's common stock began trading again on the Over-the-Counter Bulletin Board. The Company's high and low bid prices by quarter during 2005, 2004 and 2003 are as follows(1):

                                                 CALENDAR YEAR 2005(2)
                                            -----------------------------
                                             HIGH BID            LOW BID
                                            ----------         ----------
            First Quarter                   $    0.023         $    0.007
            Second Quarter                  $    0.014         $    0.004
            Third Quarter                   $    0.010         $    0.003
            Fourth Quarter                  $    0.007         $    0.002

                                                 CALENDAR YEAR 2004(2)
                                            -----------------------------
                                             HIGH BID            LOW BID
                                            ----------         ----------
            First Quarter                   $   0.1000         $   0.0100
            Second Quarter                  $   0.1750         $   0.0160
            Third Quarter                   $   0.0240         $   0.0120
            Fourth Quarter                  $   0.0130         $   0.0070

                                                 CALENDAR YEAR 2003(2)
                                            -----------------------------
                                            HIGH BID             LOW BID
                                            ----------         ----------
            First Quarter                   $   0.0055         $   0.0010
            Second Quarter                  $   0.0019         $   0.0008
            Third Quarter                   $   0.0010         $   0.0005
            Fourth Quarter                  $   0.0200         $   0.0080


---------------

(1) These quotations reflect high and low bid prices form the Over-the-Counter Bulletin Board and the "pink sheets."

(2)   These  quotations  reflect  inter-dealer  prices,  without retail mark-up,
      mark-down  or  commission,   and  may  not  necessarily  represent  actual
      transactions.


      On March 15, 2006, the closing price of our common stock as reported on the Over-the-Counter Bulletin Board was $0.0089 per share.

HOLDERS OF COMMON STOCK

      As of March 15, 2006, we believe United had in excess of 250 shareholders of record.

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

                            DESCRIPTION OF SECURITIES

COMMON STOCK

      Our Articles of Incorporation authorize the issuance of 250,000,000 shares of common stock, $0.001 par value per share. As of March 15, 2006, 148,970,677 shares of common stock were issued and outstanding. The following description is a summary of the capital stock of United and contains the material terms of the capital stock. Additional information can be found in United's Articles of Incorporation and Bylaws.

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

SECURED CONVERTIBLE DEBENTURES

      On April 2, 2004, we issued a Secured Convertible Debenture to Cornell Capital Partners, LP in the principal amount of $250,000. The Secured Convertible Debenture is convertible into shares of our common stock at a price per share that is equal to the lesser of: (i) an amount equal to 120% of the closing bid price of our common stock as of the date of the convertible debenture or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of our common stock for the five trading days immediately preceding the conversion date. The Secured Convertible Debenture accrues interest at a rate of 5% per year and is convertible at the holder's option. The Secured Convertible Debenture has a term of 2 years and is secured by all the assets of United. At United's option, the Secured Convertible Debenture may be paid in cash or converted into shares of our common stock unless converted earlier by the holder. Except after an event of default as set forth in the Secured Convertible Debenture, Cornell Capital Partners, LP is not entitled to convert such debenture for a number of shares of common stock of United in excess of that number of shares which, upon giving effect to the debentures if such conversion would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliated to exceed 4.99% of the outstanding shares of common stock of United. On July 23, 2004, United issued a second Secured Convertible Debenture in the principal amount of $125,000, with the same terms and conditions as the Secured Convertible Debenture issued on April 2, 2004, as described above. United has the right to redeem with fifteen (15) business days advance notice, a portion or all of the outstanding convertible debentures. The redemption price shall be one hundred twenty percent (120%) of the redeemed amount plus accrued interest. In addition, if United avails itself of the redemption right, United shall, concurrent with the redemption, issue warrants to the holder at a rate of 50,000 per $100,000 redeemed, pro-rata. The exercise price of the warrants shall be 120% of the closing bid price of United's common stock on the closing date. The warrants shall have "piggy-back" and demand registration rights and shall survive for two
(2) years from the closing date.

      The following table represents conversions by Cornell Capital Partners, LP under the terms of the Secured Convertible Debenture as of the year ended December 31, 2005 for free-trading common stock:

 Conversion Notice       Date of     Conversion $    Conversion $       Number
        Date           Conversion      Amount      Per Share price     of Shares
--------------------------------------------------------------------------------
 February 15, 2005   March 3, 2005        $ 10,000   $ 0.0128            781,250
 March 8, 2005       March 24, 2005         10,000   $ 0.0082          1,219,512
 June 21, 2005       July 15, 2005          10,000   $ 0.0028          3,571,429
 August 3, 2005      September 13, 2005     10,000   $ 0.0025          4,000,000
 September 19, 2005  September 19, 2005     10,000   $ 0.0046          2,173,913
 October 19, 2005    October 19, 2005       10,000   $ 0.0026          3,773,585
 November 14, 2005   November 14, 2005      10,000   $ 0.0023          4,347,826
 December 7, 2005    December 7, 2005        5,390   $ 0.0018          2,994,444
                                          --------                    ----------
                                          $ 75,390                    22,861,959
                                          ========                    ==========

      The following table represents conversions by Cornell Capital Partners, LP under the terms of the Secured Convertible Debenture subsequent to the year ended December 31, 2005 for restricted common stock:

 Conversion Notice       Date of     Conversion $    Conversion $       Number
        Date           Conversion      Amount      Per Share price     of Shares
--------------------------------------------------------------------------------

 January 6, 2006    February 2, 2006      $ 10,000   $ 0.0016          6,250,000
 February 10, 2006  March 7, 2006           10,000   $ 0.0032          3,125,000
 March 1, 2006      March 7, 2006           10,000   $ 0.0032          3,125,000
                                          --------                    ----------
                                          $ 30,000                    12,500,000
                                          ========                    ==========

STANDBY EQUITY DISTRIBUTION AGREEMENT

      On April 2, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically issue and sell shares of our common stock for a total purchase price of $5 million. If we request advances under the Standby Equity Distribution Agreement, Cornell Capital partners will purchase shares of common stock of United for 95% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the advance notice date. Cornell Capital Partners will retain 5% of each advance under the Standby Equity Distribution Agreement. We may not request advances in excess of a total of $5 million. The maximum of each advance is equal to $100,000, and up to a maximum of $400,000, in the aggregate, in any thirty-day period. On July 16, 2004, we filed a registration statement on Form SB-2 registering shares of common stock pursuant to the Standby Equity Distribution Agreement. On July 23, 2004 the Form SB-2 registration statement was declared effective by the Securities and Exchange Commission, thus allowing us access to advances under the Standby Equity Distribution Agreement. As of March 15, 2006, the Company had not taken any draws against the Standby Equity Distribution Agreement.

OPTIONS AND WARRANT

      Effective January 1, 2005, we entered into a two-year consulting agreement for management and strategic services. In addition to the monthly consulting fee, the agreement provides for warrants to purchase 28,571,428 shares of the Company's common stock. The exercise price of the warrants is $.007 per share, which equaled the bid/ask price of the Company's common stock on January 1, 2005, the effective date of the agreement. The rights to exercise the warrants shall vest in four equal tranches of 7,142,857 common shares at six months, twelve months, eighteen months, and twenty-four months. The warrants expiration date is twenty-four months after the vesting date. Further, the warrants have "piggy-back" registration rights and provide for either a cash or cashless exercise. The cashless exercise provision provides for a discount in the amount of shares to be issued upon at exercise based on a formula that takes into account as one of its factors the average of the closing sale price on the common stock for five trading days immediately prior to but not including the date of exercise. We can terminate the consulting agreement at any time for "Cause" as defined in the consulting Agreement. The consultant may terminate the consulting agreement at any time for non-payment of monies due, and such condition remains uncured for a period of sixty days. As of December 31, 2005,the rights to exercise 14,285,714 had vested under the consulting agreement and no warrants had been exercised.

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

SALES OF UNREGISTERED SECURITIES

      On March 23, 2004, we issued 95,000,000 shares of restricted common stock to Robert Carmichael in connection with a Share Exchange Agreement among United, Mr. Carmichael and Trebor Industries, Inc., d/b/a/ Brownie's Third Lung, a Florida corporation. Pursuant to the Share Exchange Agreement, Mr. Carmichael, the sole shareholder of Trebor, exchanged 377 shares of common stock of Trebor, which constituted all of the issued and outstanding capital stock of Trebor, for 95,000,000 shares of common stock of United. Pursuant to the Share Exchange Agreement, Trebor became a wholly-owned subsidiary of United.

      On April 2, 2004, we issued 2,416,667 shares of our common stock to Cornell Capital Parnters, LP as a commitment fee pursuant to the Standby Equity Distribution Agreement, dated April 2, 2004, by and between United and Cornell Capital Partners, LP.

      On April 2, 2004, we issued 83,333 shares of our common stock to Newbridge Securities Corporation as a placement agent fee in connection with the Standby Equity Distribution Agreement, dated April 2, 2004, by and between United and Cornell Capital Partners LP.

      On April 2, 2004, we issued a Secured Convertible Debenture to Cornell Capital Partners, LP in the principal amount of $250,000. The convertible debenture is convertible into shares of our common stock as a price per share that is equal to the lesser of: (i) an amount equal to 120% of the closing bid price of our cowman stock as of the date of the convertible debenture or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of our common stock for the five trading days immediately preceding the conversion date. The convertible debenture accrues interest at a rate of 5% per year and is convertible at the holder's option. The convertible debenture has a term of 2 years and is secured by all the assets of united. At United's option, the convertible debenture may be paid in cash or converted into shares of our common stock unless converted earlier by the holder. Except after an event of default, as set forth in the Secured Convertible Debenture, Cornell Capital Partners LP is not entitled to convert such debenture for a number of shares of common stock of United in excess of that number of shares which, upon giving effect to the debentures if such conversion would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliated to exceed 4.99% of the outstanding shares of common stock of United. United has the right to redeem within fifteen (15) business days advance notice, a portion or all of the outstanding convertible debenture. The redemption price shall be one hundred twenty percent (120%) of the redeemed amount plus accrued interest. In addition, if United avails itself of the redemption right, United shall, concurrent with the redemption, issue warrants to the holder at a rate of 50,000 per $100,000 redeemed, pro-rata. The exercise price of the warrants shall be 120% of the closing bid price of United's common stock on the closing date. The warrants shall have "piggy-back" and demand registration rights and shall 'survive for two (2) years from the closing date.

      On April 14, 2004, United issued 500,000 shares to Earl Ingarfield in connection with a consulting agreement dated January 15, 2004.

      On July 23, 2004, we issued a Secured Convertible Debenture to Cornell Capital Partners LP in the principal amount of $125,000 upon the same terms and conditions as the Secured Convertible Debenture in the principal amount of $250,000 issued to Cornell Capital Partners, LP on April 2, 2004 as described above.

      On January 1, 2005, we entered into a two-year consulting agreement for management and strategic services. In addition to the monthly consulting fee, the agreement provides for warrants to purchase 28,571,428 shares of the Company's common stock. The exercise price of the warrants is $.007 per share, which equaled the bid/ask price of the Company's common stock on January 1, 2005, the effective date of the agreement. The rights to exercise the warrants shall vest in four equal tranches of 7,142,857 common shares at six months, twelve months, eighteen months, and twenty-four months. The warrants expiration date is twenty-four months after the vesting date. Further, the warrants have "piggy-back" registration rights and provide for either a cash or cashless exercise. The cashless exercise provision provides for a discount in the amount of shares to be issued upon at exercise based on a formula that takes into account as one of its factors the average of the closing sale price on the common stock for five trading days immediately prior to but not including the date of exercise. We can terminate the consulting agreement at any time for "Cause" as defined in the consulting Agreement. The consultant may terminate the consulting agreement at any time for non-payment of monies due, and such condition remains uncured for a period of sixty days. As of December 31, 2005,the rights to exercise 14,285,714 had vested under the consulting agreement and no warrants had been exercised.

      On February 6, 2006, Cornell Capital Partners LP was issued 6,250,000 shares of restricted common stock representing a $10,000 conversion under the terms of the Secured Convertible Debenture.

      On March 7, 2006, Cornell Capital Partners LP was issued 6,250,000 shares of restricted common stock representing a $20,000 conversion under the terms of the Secured Convertible Debenture.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

      United Companies Corporation, (referred to herein as "United" or "The Company"), a Nevada corporation, entered into a Share Exchange Agreement, dated March 23, 2004, by and among United, Trebor Industries, Inc., d/b/a Brownie's Third Lung, a Florida corporation (referred to herein as "Trebor"), and Robert Carmichael. Pursuant to the Share Exchange Agreement, Mr. Carmichael exchanged 377 shares of common stock, par value $1.00 per share, of Trebor, which constituted all of the issued and outstanding shares of capital stock of Trebor, for 95,000,000 shares of common stock, par value $0.001 per share, of United. Pursuant to the Share Exchange Agreement, Trebor became a wholly-owned subsidiary of United.

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

      The Company designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and Nitrox Generation Systems, and scuba and water safety products through its wholly owned subsidiary Trebor. United sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility in Fort Lauderdale, Florida. The Company does business as (dba) Brownie's Third Lung, the dba name of Trebor.

FINANCIAL PERFORMANCE

      United has a history of losses. Trebor acquired by share exchange on March 23, 2004, has historically had both profitable and unprofitable years. For the years ended December 31, 2005 and 2004, United sustained losses of $96,310 and $510,922, respectively, which includes United's wholly-owned subsidiary Trebor.

SIGNIFICANT ACCOUNTING POLICIES

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

      Advertising and marketing costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Advertising and trade show expenses incurred for the year ended December 31, 2005 and 2004, were $49,974, and $61,158, respectively.

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

As of December 31, 2005, the Company has available a net operating loss carryforward that will expire in 2024. The Company has established a valuation allowance for 50% of the tax benefit of the operating loss carryover due to the uncertainty regarding realization.

      Comprehensive income (loss) - The Company has no components of other comprehensive income. Accordingly, net loss equals comprehensive loss for all periods.

      Stock-based compensation - In December 2004, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 123 revised, Accounting for Stock-Based Compensation. Under SFAS No. 123 revised, the Company will measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period the employee is required to provide service in exchange for the award. SFAS No. 123 revised, replaces SFAS No.123, and supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. In addition, SFAS No. 123 revised amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as financing cash inflow rather than as a reduction of taxes paid. The Company has elected early adoption of SFAS No. 123 for the year ended December 31, 2004. Previously, the Company had applied APB Opinion No. 25, in accounting for stock-based compensation to employees. For stock options and warrants issued to non-employees, the Company was applying SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value. Fair value is measured based on whichever is more reliable, the cost of the good or service, or the fair value of the equity instrument issued. SFAS No. 123 revised did not change the accounting treatment as it relates to non-employee compensation based equity awards issued. Adoption of SFAS No. 123 revised during the year ended December 31, 2004 had no significant financial impact.

The Company did not issue any stock, warrants or options, to employees for compensation for the year ended December 31, 2005.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. The Statement requires retrospective application of prior periods' financial statement of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one of more individual periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The Statement carries forward the without change the guidance contained in APB opinion No. 20 for reporting the correction of an error in previously issued financial statements, a change in accounting estimate, and guidance regarding justification of a change in accounting principle on the basis of preferability. The Statement is effective for all fiscal years beginning after December 31, 2005. As allowed by the Statement, the Company adopted early application in June 2005 with no significant financial impact.

      In March, 2005, the FASB issued Summary of Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143. The Interpretation clarifies that the term "conditional asset retirement obligation" as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within control of the entity. The Interpretation directs that the entity is required to recognize a liability for the fair value of the conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred - generally upon acquisition, construction, or development and
(or) through the normal operation of the asset. The Interpretation further clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation acknowledging that in some cases this information may not be available. The Interpretation is effective no later than the end of the fiscal years ending after December 15, 2005 (December 31, 2005 for calendar year enterprises). As encouraged by the FASB, the Company elected early application of this Interpretation in the year ended December 31, 2005 without significant financial impact.

      In December 2004, the FASB issued SFAS No. 123 revised, Accounting for Stock-Based Compensation. Under SFAS No. 123 revised, the Company will measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period the employee is required to provide service in exchange for the award. SFAS No. 123 revised, replaces SFAS No.123, and supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. In addition, SFAS No. 123 revised amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as financing cash inflow rather than as a reduction of taxes paid. The Company elected early adoption of SFAS No. 123 during the year ended December 31, 2004 without significant financial impact. Previously, the Company had applied APB Opinion No. 25, in accounting for stock-based compensation to employees. For stock options and warrants issued to non-employees, the Company was applying SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value. Fair value is measured based on whichever is more reliable, the cost of the good or service, or the fair value of the equity instrument issued. SFAS No. 123 revised did not change the accounting treatment as it relates to non-employee compensation based equity awards issued.

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

      In  December  2003,  the FASB  issued  Interpretation  No.  46  revised  ,
Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. The Interpretation addresses consolidation by business enterprises of variable interest entities and was effective immediately for variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities acquired before February 1, 2003. The Company adopted the Interpretation during the year ended December 31, 2004 with no significant financial impact.

      The following discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to allowance for doubtful accounts and deferred income tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

      The following discussion of United's results of operations compares United's year ended 2005 operations activities, which includes the results of operations for United's wholly-owned subsidiary Trebor Industries, Inc., d/b/a Brownie's Third Lung.

      NET REVENUES. For the year ended December 31, 2005, we had net revenues of $2,935,869 as compared to net revenues of $2,974,377 for the year ended December 31, 2004, a decrease of $38,508 or 1.29%. Overall core tankfill system sales and hookah system sales were up in 2005. The slight decline in overall sales is mainly attributed to the net of the overall increase in hookah and non-custom tankfill sales reduced by the fact that there was an approximate $380,000 custom tankfill sale in 2004 that was not repeated in 2005. While we still had custom tankfill sales in 2004, they were more numerous but each individually of smaller magnitude. Overall, the Company is moving toward making all its tankfill systems more standardized and easily adaptable to a wider range of vessels as part of its sales strategy. The Company attributes overall increases in the hookah system sales to annualized buy promotions offered to dealers in 2005, to its web-based training program that was rolled out in July 2005, and to concerted marketing and sales efforts, including a release in July 2005 of a brand new catalog featuring all of our products. Non-custom tankfill system sales increases are mainly attributed to our standalone presence at several boat shows in 2005 (in earlier years shared booth space with a Brownie dealer resulted in shared tankfill revenues), three new OEM relationships with yacht-builders, as well as the release of the new catalog featuring all of our products. In addition, we believe that the Brownie's Third Lung name continues to grow in brand recognition, and in addition to gaining new customers each year, we see repeat business through brand loyal customers.

      COST OF NET REVENUES. For the year ended December 31, 2005, we had cost of net revenues of $1,956,269, as compared with cost of net revenues of $2,020,615 for the year ended December 31, 2004, a decrease of $64,346 or 3.18%. This net decrease is primarily attributable to an increase in material costs of $45,178 primarily due to the higher costs of some components used in the assembly of our hookah and tankfill systems, a decrease of in direct labor of $71,174 as a result of streamlining production, a decrease in overhead of $79,801 primarily attributable to the discounted royalty fee directly related to product sales, an increase of $44,679 that represents direct labor that was not allocated to research and development projects in 2005 that was in 2004 to focus more on production rather than research and development in 2005.

      GROSS PROFIT. For the year ended December 31, 2005, we had a gross profit of $979,600, as compared to gross profit of $953,762 for the year ended December 31, 2004, an increase of $25,838 or 2.71%. Although Net Revenues were $38,508 less in 2005 than in 2004, the decline was positively overshadowed by the $64,346 decline in the Cost of Net Revenues from 2004 to 2005.

      OPERATING EXPENSE. For the year ended December 31, 2005, we had total operating expenses of $999,226 as compared to total operating expenses of $1,121,070 for the year ended December 31, 2004, a decrease of $121,844 or 10.87%. This decrease is comprised of a $54,550 decrease in research and development and a $67,294 decrease in selling, general and administrative costs. Research and Development (R&D) cost has predominantly been an allocation of in-house labor from its various functional categories to R&D for time spent in this area. In line with cost cutting measures and to focus on profits and cash flows, labor was utilized more in the area of production and generating revenue instead of R&D during 2005 as compared to 2004 resulting in the decrease. The decrease in selling, general and administrative expenses is comprised primarily of decreases in advertising, travel, and office supplies of approximately $11,000, $26,000, and $10,000, respectively. The additional approximate $20,000 decrease is comprised of decreases in most every other controllable expense category as well. This too is in line with the aforementioned cost cutting measures to improve profitability and cash flow.

      OTHER EXPENSE (INCOME). For the year ended December 31, 2005 we had other expense of $14,898 as compared to $87,539 of other income for the year ended December 31, 2004, a decrease in other income, or an increase of other expense of $102,437 or 117.02%. The decrease in other income is primarily attributable to the recovery of a fully reserved debt of $76,696, a reduction to the reserve for uncollectable accounts of $8,796, and settlement of a tax liability for less than recorded by $6,113, all recorded in 2004, whereas in 2005 the largest item in this account is a $13,500 expense for a potential liability on a disputed governmental assessment.

      INTEREST EXPENSE. For the year ended December 31, 2005, we had interest expense of $85,992 as compared to $431,153 for the year ended December 31, 2004, a decrease of $345,161 or 80.06%. This decrease is primarily attributable to recording approximately $340,000 in interest for the intrinsic value of the conversion feature of the two secured convertible debentures recorded in 2004, $285,714 and $55,288 recorded in the second and third quarters, respectively. There were no such transactions in 2005.

      PROVISION FOR INCOME TAX BEFEFIT. For the year ended December 31, 2005, we had a tax benefit of $24,206 as compared to $0 tax benefit at December 31, 2004, an increase of $24,206. This increase is primarily attributable to the reduction of the valuation allowance against net deferred tax asset in 2005. The net deferred tax asset, primarily attributable to a federal income tax operating loss carryfoward that originated in the year ended 2004, was fully reserved in 2004. Since the Company anticipates utilizing part of this net operating loss carryforward beginning in the year ended 2005, and more going forward, management changed its estimate of the valuation allowance accordingly which resulted in the tax benefit of $24,206.

      NET LOSS. For the year ended December 31, 2005, we had a net loss of $96,310 as compared to a net loss of $510,922 for the year ended December 31, 2004, a decrease of $414,612 or 81.15%. This decrease is attributable to the decrease in interest expense of $345,161, the decrease in operating expenses of $121,844, the net change in other expense of $102,437, the increase in gross profit margin of $25,838, and the increase in the tax provision for the tax benefit of $24,206.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2005, the Company had cash and current assets of $538,413. As of December 31, 2005, we had current liabilities of $986,147 consisting of accounts payable and accrued liabilities $465,807, customer deposits of $129,131, other liabilities of $50,225, notes payable - current portion of $9,967, and notes payable - related parties - current portion of $31,407, and convertible debenture $299,601. As of December 31, 2005, we had a working capital deficit of $447,734. It appears that external financing may be necessary to fund some of our operations for the foreseeable future.

      On April 2, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically issue and sell shares of our common stock for a total purchase price of $5 million. If we request advances under the Standby Equity Distribution Agreement, Cornell Capital partners will purchase shares of common stock of United for 95% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the advance notice date. Cornell Capital Partners will retain 5% of each advance under the Standby Equity Distribution Agreement. We may not request advances in excess of a total of $5 million. The maximum of each advance is equal to $100,000, and up to a maximum of $400,000, in the aggregate, in any thirty-day period. On July 16, 2004, we filed a registration statement on Form SB-2 registering shares of common stock pursuant to the Standby Equity Distribution Agreement. On August 6, 2004, the Form SB-2 registration statement was declared effective by the Securities and Exchange Commission, thus allowing us advances under the Standby Equity Distribution Agreement. As of March 15, 2006, the Company had not taken any draws against the Standby Equity Distribution Agreement.

      As of April 2, 2004, we issued a Secured Convertible Debenture to Cornell Capital Partners, LP in the principal amount of $250,000. The Secured Convertible Debenture is convertible into shares of our common stock as a price per share that is equal to the lesser of: (i) an amount equal to 120% of the closing bid price of our common stock as of the date of the Secured Convertible Debenture or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of our common stock for the five trading days immediately preceding the conversion date. The Secured Convertible Debenture accrues interest at a rate of 5% per year and is convertible at the holder's option. The Secured Convertible Debenture has a term of 2 years. At United's option, the convertible debenture may be paid in cash or converted into shares of our common stock unless converted earlier by the holder. Except after an event of default, as set forth in the Secured Convertible Debenture be entitled to convert such debenture for a number of shares of common stock of United in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliated to exceed 4.99% of the outstanding shares of common stock of United. On July 23, 2004, we issued a second Secured Convertible Debenture in the principal amount of $125,000, with the same terms and conditions as the Secured Convertible Debenture issued on April 2, 2004, as described above.

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

      WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

      On March 23, 2004, United entered into a share exchange transaction with Trebor Industries, Inc., d/b/a Brownie's Third Lung and Robert Carmichael. Pursuant to this share exchange transaction, United acquired all of the issued and outstanding capital stock of Trebor Industries and Trebor Industries became a wholly-owned subsidiary of United. Trebor Industries designs, manufactures and sells surface-supplied air units for the recreational diving industry. United has a history of losses. Historically, Trebor has had both profitable and unprofitable years. As of December 31, 2005, we had an accumulated deficit of $1,706,901. For the years ended December 31, 2005 and 2004, we incurred a net loss of $96,310 and $510,922, respectively. Trebor incurred a net loss of $187,609 for the year ended December 31, 2003 and incurred a net profit of $2,747 for the year ended December 31, 2002.

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

      WE MAY NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS

      As of December 31, 2005, we had $30,345 of cash on hand and our total current assets were $538,413. Our current liabilities were $986,147 as of December 31, 2005. We may need to raise additional capital to fund our anticipated operating expenses. Among other things, external financing may be required to cover our operating costs. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. As of March 15, 2006, we estimate that we will require $1 million to fund our anticipated operating expenses for the next twelve months if we maintain sales growth at the same rate. To step up sales growth at a more aggressive rate, we would require approximately $1.5 to $2.5 million to fund our anticipated operating expenses for the next twelve months. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      WE ARE SUBJECT TO A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON DECEMBER 31, 2005 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES

      We had a working capital deficit of $447,734 at December 31, 2005, which means that our current liabilities as of that date exceeded our current assets by $447,734. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2005 were not sufficient to satisfy all of our current liabilities on that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit we may have to raise capital or debt to fund the deficit.

      OUR OBLIGATIONS UNDER THE SECURED CONVERTIBLE DEBENTURES ISSUED TO CORNELL CAPITAL PARTNERS, L.P. ARE SECURED BY ALL OF OUR ASSETS

      Our obligations under the secured convertible debentures in the principal amount of $299,610 issued to Cornell Capital Partners, LP are secured by all of our assets. As a result, if we default under the terms of these secured convertible debentures, Cornell Capital Partners, LP could foreclose its security interest and liquidate all of the assets of the Company. This would force us to cease our operations.

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

      Currently, we are dependent upon external financing to supplement our operations. Our financing needs are expected to be provided, in part, by our Standby Equity Distribution Agreement. The amount of each advance under the Standby Equity Distribution Agreement is subject to a maximum amount equal to $100,000 and up to an aggregate maximum advance amount equal to $400,000 in any thirty-calendar-day period. Because of this maximum advance restriction, we may not be able to access sufficient funds when needed.

      In addition, there is an inverse relationship between the price of our common stock and the number of shares of common stock, which will be issued under the Standby Equity Distribution Agreement. Based on our recent stock price of $0.0089, we would have to issue to Cornell Capital Partners, LP 561,797,753 shares of our common stock in order to draw down the entire $5 million available to us under the Standby Equity Distribution Agreement. On July 16, 2004, we filed with the United States Securities and Exchange Commission a registration statement on Form SB-2 registering 118,000,000 shares of our common stock under the Standby Equity Distribution Agreement. Our Articles of Incorporation currently authorize United to issue 250 million shares and, as of March 15, 2006, we had 148,970,677 shares of common stock issued and outstanding. In the event we desire to draw down any available amounts remaining under the Standby Equity Distribution Agreement after we have issued the 118,000,000 shares that we registered in the Form SB-2, we will have to obtain shareholder approval to amend our Articles of Incorporation to increase our authorized shares of common stock and file a new registration statement to cover such additional shares that we would issue for additional draw downs on the Standby Equity Distribution Agreement. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources other than our Standby Equity Distribution Agreement. Therefore, if we are unable to draw down on our Standby Equity Distribution Agreement, we may be forced to curtail our business operations. The Standby Equity Distribution Agreeement expires on August 6, 2006.

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

      DEPENDENCE ON CONSUMER SPENDING

      The success of product sales in the Brownie's Third Lung and Brownie's TankFill categories depends largely upon a number of factors related to consumer spending, including future economic conditions affecting disposable consumer income such as employment, business conditions, tax rates, and interest rates. In addition our opportunities are highly dependent upon the level of consumer spending on recreational marine accessories and dive gear, discretionary spending items. There can be no assurance that consumer spending in general will not decline, thereby adversely affecting our growth, net sales and profitability or that our business will not be adversely affected by future downturns in the economy, boating industry, or dive industry. If consumer spending on recreational marine accessories and dive gear declines, we could be forced to curtail or cease operations.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      NONE.

ITEM 8A. CONTROLS AND PROCEDURES

      Annual Evaluation Of The Company's Disclosure Controls And Internal Controls. Within the 90 days prior to the date of this Annual Report on Form 10-KSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO)/Chief Financial Officer
(CFO). Rules adopted by the SEC require that in this section of the Annual Report we present the conclusions of the CEO/CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation. CEO/CFO Certification. Appearing immediately following the Signatures section of this Annual Report there are two separate forms of "Certifications" of the CEO/CFO. The second form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Annual Report that you are currently reading is the information concerning the Controls Evaluation referred to in the Section
302.  Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

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

DIRECTORS AND EXECUTIVE OFFICERS

      Our directors, executive officers and key employees as of March 8, 2005 are as follows:

NAME:                    AGE:   POSITION:
--------------------     ---    ------------------------------------------------
Robert M. Carmichael      44     President, Chief Executive Officer and Director

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

DIRECTORS

      Our Board of Directors consists of five (5) seats, with Robert Carmichael currently serving as the sole director. Directors serve for a term of one year and stand for election at our annual meeting of stockholders. Pursuant to our Bylaws, a majority of directors may appoint a successor to fill any vacancy on the Board of Directors.

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

ITEM 10.  EXECUTIVE COMPENSATION

      The following table shows all the cash compensation paid by United, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2005, 2004 and 2003 to United's named executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

                                            SUMMARY COMPENSATION TABLE

                                          ANNUAL COMPENSATION                      LONG-TERM COMPENSATION
                                 --------------------------------------    ---------------------------------------
                                                                                    AWARDS              PAYOUTS
                                                                           ------------------------   ------------
                                                                           RESTRICTED
                                                           OTHER ANNUAL      STOCK                      ALL OTHER
NAME AND PRINCIPAL                SALARY        BONUS      COMPENSATION     AWARD(S)        LTIP      COMPENSATION
  POSITION(S)            YEAR      ($)           ($)            ($)           (#)       PAYOUTS ($)        ($)
--------------------     ----    -----------    -----      ------------    ----------   -----------   ------------
Robert M. Carmichael,    2005    $ 77,962.50    $ --           $ --            --          $ --           $ --
President and Chief      2004    $ 81,010.64    $ --           $ --            --          $ --           $ --
Executive Officer        2003    $ 77,571.44    $ --           $ --            --          $ --           $ --

--------------

(1) Mr. Carmichael became President and Chief Executive Officer of Trebor Industries on September 17, 1981

      The following table contains information regarding options granted during the year ended December 31, 2005 to United's named executive officer.

                                             OPTION/SAR GRANTS TABLE

                                                     % TOTAL
                                                  OPTIONS/SAR'S
                                                    GRANTED TO
                           NO. OF SECURITIES    EMPLOYEES IN YEAR
                              UNDERLYING        ENDED DECEMBER 31
                             OPTIONS/SAR'S             2005           EXERCISE OR BASE PRICE
NAME                          GRANTED (#)              (%)                 ($ PER SHARE)         EXPIRATION DATE
---------------------      -----------------    -----------------     ----------------------     ---------------
Robert M. Carmichael,           None                   N/A                      N/A                    N/A
President and Chief
Executive Officer

      The following table contains information regarding options exercised in the year ended December 31, 2005, and the number of shares of common stock underlying options held as of December 31, 2005, by United's named executive officer.

                               AGGREGATED OPTIONS/SAR EXERCISES
                                    IN LAST FISCAL YEAR AND
                              FISCAL YEAR END OPTIONS/SAR VALUES
                                                                                              VALUE OF UNEXERCISED
                                                         NUMBER OF SECURITIES UNDERLYING          IN-THE-MONEY
                             SHARES                         UNEXERCISED OPTIONS/SAR'S            OPTIONS/SAR'S
                           ACQUIRED ON       VALUE               AT FY-END                          AT FY-END
                            EXERCISE        REALIZED                  (#)                              ($)
                          ------------      --------     -------------------------------    ---------------------------
NAME                           (#)            ($)         EXERCISABLE     UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE
---------------------     ------------      --------     -------------------------------    ---------------------------
Robert M. Carmichael,           --              --             --               --               --            --
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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information about the beneficial ownership of our common stock as of March 15, 2006 by (i) each person who we know is the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of our directors or those nominated to be directors, and executive officers, and (iii) all of our directors and executive officers as a group.

                                                 NUMBER OF
NAME AND ADDRESS OF BENEFICIAL OWNER(1)         SHARES OWNED     PERCENT OWNED
--------------------------------------          ------------     -------------
Robert M. Carmichael                            95,000,000           63.77%
940 N.  W.  1st Street
Fort Lauderdale, Florida

All officers and directors as a group           95,000,000           63.77%
(1 person)

---------------

*     Represents less than 1%.

(1) Applicable percentage of ownership is based on 148,970,677 shares of common stock outstanding as of March 15, 2006 together with securities exercisable or convertible into shares of common stock within 60 days of March 15, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 15, 2006 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Notes payable - related parties - Notes payable - related parties consists of the following as of December 31, 2005:

      Promissory  note  payable to the Chief  Executive  Officer of the Company, unsecured, bearing interest at 10% per annum, due in monthly principal and interest  payments of $3,924,  maturing  on March 1, 2010,  with a balloon payment  of  $431,795  due.  The  note  will  be  discounted  15%  of  the
      outstanding principal balance if it is paid in full by April, 1 2007.           $  445,271

      Promissory  note  payable  to an  entity  owned  by  the  Company's  Chief
      Executive  Officer,  unsecured,  bearing interest at 10% per annum, due in monthly  principal and interest  payments of $1,802,  maturing on March 1,
      2010,  with a balloon payment of $198,264 due. The note will be discounted
      15% of the outstanding principal balance if it is paid in full by April 1,
      2007.                                                                              204,451

      Promissory  note  payable  due an  entity  owned  by the  Company's  Chief
      Executive  Officer,  unsecured,  bearing 0%  interest  per  annum,  due in monthly principal only payments of $2,292,  maturing on February 15, 2007.
                                                                                          32,082
                                                                                      ----------
                                                                                         681,804

     Less amounts due within one year                                                     31,407
                                                                                      ----------
     Long-term portion of Notes payable - related parties                             $  650,397
                                                                                      ==========

      As of December 31, 2005, principal payments on the Notes payable - related parties are as follows:

          2006                                                        $   31,407
          2007                                                             8,900
          2008                                                             4,769
          2009                                                             5,268
          2010                                                           631,460
                                                                      ----------

                                                                      $  681,804
                                                                      ==========

      Revenues - The Company sells products to two entities owned by the brother of the Company's Chief Executive Officer, Brownie's Southport Divers, Inc. and Brownie's Palm Beach Divers. Terms of sale are no more favorable than those extended to any of the Company's other customers. Combined revenue from these entities for the year ended December 31, 2005, and 2004, was $650,925 and $644,320, respectively. Combined accounts receivable related to these entities was $10,376 and $0 at December 31, 2005 and 2004, respectively.

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

      The Company has Non-Exclusive License Agreements with an entity owned by the Company's Chief Executive Officer to license product patents it owns. Previous Agreements in effect with this entity were renegotiated and New Agreements were entered into effective January 1, 2005. Under the terms of the new Agreements, the Company pays the other related entity $2.00 per licensed products sold, rates increasing 5% annually, with a 75% royalty fee discount period through December 31, 2005, after which time the royalty rate will return to 100%. With the same entity, the Company has an Exclusive License Agreement to license the trademark "Brownies Third Lung", "Tankfill", "Brownies Public Safety" and various other related trademarks as listed in the Agreement. The one Agreement replaced several earlier license agreements and was effective January 1, 2005. Based on the Agreement, the Company will pay the entity 2.5% of gross revenues per quarter, with a 75% royalty fee discount period through December 31, 2005. Under the Agreement the royalty rate was to return to 100% at January 1, 2006, however, a new agreement was negotiated effective January 1, 2006, and is provided as Exhibit 10.26 to this Form 10KSB.

      Total royalty expense for the above agreements for the years ended December 31, 2005 and 2004, was $20,415 and $96,888, respectively. As of December 31, 2005, the Company was in arrears on royalty payments by $17,565. This amount is included in Other liabilities on the face of the balance sheet. The related parties continue to work with the Company regarding payment and no notices of default have been issued as a result.

      Lease Expense - The Company leases its facility from an entity in which the Chief Executive Officer has an ownership interest. For the year ended December 31, 2005, and 2004, lease expense was $130,602, and $130,864, respectively. As of December 31, 2005, the Company was in arrears on lease payments by $18,950. The Company is making reduced rental payments, with the intention to bring the liability current by mid 2006. The landlord continues to work with the Company under this arrangement and has not issued an official notice of default as a result.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

      (A) EXHIBITS.

EXHIBIT NO.  DESCRIPTION                                        LOCATION
-----------  ------------------------------------------------   ----------------------------------------------
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

EXHIBIT NO.  DESCRIPTION                                        LOCATION
-----------  ------------------------------------------------   ----------------------------------------------
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
             Transfer

10.14        Two Year Consulting Agreement with Jeff  Morris    Incorporated by reference to Exhibit 10.14 to
             effective January 1, 2005 for Manage-ment and      Current Report on Form 8-K filed on March 11,
             Strategic Services and Warrants  issued in         2005.
             conjunction with the same.

10.15        Promissory Note, dated February 15, 2005,          Incorporated by reference to Exhibit 10.15 to
             principal amount of $54,998.00 payable to Robert   United Companies Corporation's 10QSB for the
             M. Carmichael.                                     quarter ended March 31, 2005 filed May 13, 2005.

10.16        Prommissory Note, dated March 7, 2005, in the      Incorporated by reference to Exhibit 10.16 to
             principal amount of $205,296.53 payable to 940     United Companies Corporation's 10QSB for the
             Associates, Inc.                                   quarter ended March 31, 2005 filed May 13, 2005.

10.17        Prommissory Note, dated March 7, 2005, in the      Incorporated by reference to Exhibit 10.17 to
             principal amount of $447,111.13 payable to         United Companies Corporation's 10QSB for the
             Robert M. Carmichael.                              quarter ended March 31, 2005 filed May 13, 2005.

10.18        Non-Exclusive License Agreement -                  Incorporated by reference to Exhibit 10.18 to
             BC Keel Trademark                                  United Companies Corporation's 10QSB for the
                                                                quarter ended June 30, 2005 filed August 15,
                                                                2005.

10.19        Non-Exlusive License Agreement - Bouyancy          Incorporated by reference to Exhibit 10.18 to
             Compensator (and Dive Belt) Weight System          United Companies Corporation's 10QSB for the
                                                                quarter ended June 30, 2005 filed August 15,
                                                                2005.

10.20        Exclusive License Agreeement - Brownie's Third     Incorporated by reference to Exhibit 10.18 to
             Lung, Brownie's Public Safety, Tankfill, and       United Companies Corporation's 10QSB for the
             Related Trademarks and                             quarter ended June 30, 2005 filed August 15,
             Copyrights                                         2005.

10.21        Non-Exclusive License Agreement -                  Incorporated by reference to Exhibit 10.18 to
             Drop Weight Dive                                   United Companies Corporation's 10QSB for the
             Belt                                               quarter ended June 30, 2005 filed August 15,
                                                                2005.

EXHIBIT NO.  DESCRIPTION                                        LOCATION
-----------  ------------------------------------------------   ----------------------------------------------
10.22        Non-Exclusive License Agreement -                  Incorporated by reference to Exhibit 10.18 to
             Garment Integrated or Garment Attachable           United Companies Corporation's 10QSB for the
             Flotation Aid and/or PFD                           quarter ended June 30, 2005 filed August 15,
                                                                2005.

10.23        Non-Exclusive License Agreement -                  Incorporated by reference to Exhibit 10.18 to
             Inflatable Dive Market and Collection              United Companies Corporation's 10QSB for the
             Bag                                                quarter ended June 30, 2005 filed August 15,
                                                                2005.

10.24        Non-Exclusive License Agreement - SHERPA           Incorporated by reference to Exhibit 10.18 to
             Trademark and Inflatable Flotation Aid/Signal      United Companies Corporation's 10QSB for the
             Device                                             quarter ended June 30, 2005 filed August 15,
             Technology                                         2005.

10.25        Non-Exclusive License Agreement - Tank-            Incorporated by reference to Exhibit 10.18 to
             Mounted Weight, BC or PFD-Mounted Trim Weight or   United Companies Corporation's 10QSB for the
             Trim Weight Holding System                         quarter ended June 30, 2005 filed August 15,
                                                                2005.

10.26        Exclusive License Agreement - Brownie's Third      Provided herewith
             Lung and Related Trademarks and Copyright

31.1         Certification Pursuant to Section 3.02             Provided herewith

31.2         Certification Pursuant to Section 3.02             Provided herewith

32.1         Certification Pursuant to Section 1350             Provided herewith

32.2         Certification Pursuant to Section 1350             Provided herewith

      (B) REPORTS ON FORM 8-K.

      We filed a Current  Report on Form 8-K on March 11,  2005 with  respect to
Item 1.01 - Entry into a Material Definitive Agreement and 3.02 - Unregistered Sales of Equity Securities as referred to in Exhibit No. 10.14.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

                                                       For the Years Ended
                                                           December 31,
                                                    -----------------------
                                                       2005          2004
                                                    ----------    ---------

           Audit Fees and Audit Related Fees        $  33,000     $  38,151
           Tax Fees                                 $      --     $      --
           Others                                   $      --     $      --

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    March 30, 2006                 UNITED COMPANIES CORPORATION

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

                          UNITED COMPANIES CORPORATION
                       CONSOLIDATED FINANCIAL STATEMENTS
                               TABLE OF CONTENTS

                                                                       PAGE(S)
                                                                       -------
 REPORT OF INDEPENDENT  REGISTERED PUBLIC ACCOUNTING FIRM                F-1

 CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2005                      F-2

 CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
   DECEMBER 31, 2005 AND 2004                                            F-3

 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT FOR THE
 YEARS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2005                     F-4

 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
   DECEMBER 31, 2005 AND 2004                                            F-5


 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                      F-6 TO F-18

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
United Companies Corporation
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of United Companies Corporation as of December 31, 2005, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Companies Corporation as of December 31, 2005, and the results of its activities and cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States.


L.L. Bradford & Company, LLC
Las Vegas, Nevada
February 10, 2006
(except for Note 13, as to which the date is March 7, 2006)

                          UNITED COMPANIES CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005

                                     ASSETS

Current assets
    Cash                                                                     $    30,345
    Accounts receivable, net of $29,000 allowance for doubtful accounts           52,618
    Inventory                                                                    428,683
    Prepaid expense and other current assets                                      19,170
    Deferred tax asset, net - current                                              7,597
                                                                             -----------
       Total current assets                                                      538,413

Fixed assets, net                                                                 39,240

    Deferred tax asset, net - non-current                                         16,609
    Other assets, net of $54,022 accumulated amortization                         15,446
                                                                             -----------
       Total other assets                                                         32,055
                                                                             -----------

Total assets                                                                 $   609,708
                                                                             ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Accounts payable and accrued liabilities                                 $   465,807
    Customer deposits                                                            129,131
    Other liabilities                                                             50,225
    Notes payable - current portion                                                9,967
    Notes payable - related parties- current portion                              31,407
    Seucured convertible debentures                                              299,610
                                                                             -----------
       Total current liabilities                                                 986,147

Long-term liabilities
    Notes payable - long-term portion                                             13,310
    Notes payable - related parties- long-term portion                           650,397
                                                                             -----------

Total liabilities                                                              1,649,854

Commitments and contingencies                                                         --

Stockholders' deficit
    Common stock; $0.001 par value; 250,000,000 shares authorized
       136,470,677 shares issued and outstanding                                 136,471
    Additional paid-in capital                                                   616,489
    Commitment fees related to equity line of credit                             (86,205)
    Accumulated deficit                                                       (1,706,901)
                                                                             -----------
       Total stockholders' deficit                                            (1,040,146)
                                                                             -----------

Total liabilities and stockholders' deficit                                  $   609,708
                                                                             ===========

          See Accompanying Notes to Consolidated Financial Statements.
                                      F-2

                          UNITED COMPANIES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Year Ended December 31,
                                             ------------------------------

                                                  2005             2004
                                             -------------    -------------

Net revenues                                 $   2,935,869    $   2,974,377

Cost of net revenues                             1,956,269        2,020,615
                                             -------------    -------------

    Gross profit                                   979,600          953,762

Operating expenses
    Research and development costs                  18,730           73,280
    Selling, general and administrative            980,496        1,047,790
                                             -------------    -------------
       Total operating expenses                    999,226        1,121,070
                                             -------------    -------------

    Loss from operations                           (19,626)        (167,308)

Other (income) expense
    Other (income) expense                          14,898          (87,539)
    Interest expense                                85,992          431,153
                                             -------------    -------------
       Total other expenses                        100,890          343,614
                                             -------------    -------------

Net loss before provision for income taxes        (120,516)        (510,922)

Provision for income taxes benefit                  24,206               --
                                             -------------    -------------

Net loss                                     $     (96,310)   $    (510,922)
                                             =============    =============

Basic loss per common share                  $       (0.00)   $       (0.00)
                                             =============    =============
Diluted loss per common share                $       (0.00)   $       (0.00)
                                             =============    =============

Basic and diluted weighted average common
    shares outstanding                         120,159,221      109,719,171
                                             =============    =============

          See Accompanying Notes to Consolidated Financial Statements.
                                      F-3

                          UNITED COMPANIES CORPORATION
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                                          Common Stock             Additional
                                                  ----------------------------       Paid-in         Treasury
                                                     Shares          Amount          Capital           Stock
                                                  ------------    ------------     -----------     ------------
 Balance, December 31, 2003                         95,000,000          95,000         270,846          (4,800)

 Issuance of common stock for acquisition
    of United Companies Corporation                 14,483,718          14,484        (238,807)             --

 Cancellation of treasury stock                             --              --          (4,800)          4,800

 Common stock issued for loan fees related
     to Standby Equity Distribution Agreement        2,416,667           2,417         287,583              --

 Common stock issued for other receivable            1,726,190           1,726         205,417              --

 Common stock issued for services                      500,000             500           9,500              --

 Beneficial conversion feature related to
   convertible debentures                                   --              --         341,002              --

 Amortization of loan fees related to Standby
    Equity Distribution Agreement                           --              --         (58,795)             --

 Net loss
                                                  ------------    ------------    ------------    ------------

 Balance, December 31, 2004                        114,126,575         114,127         811,946              --

 Reclassification for change in the number of
   common shares receivable related to the
   issuance of common stock                                 --              --        (165,714)             --

 Common stock redeemed for other receivable
   and cancelled at June 15, 2005                     (517,857)           (518)        (40,911)             --

 Conversion of Secured Convertible Debenture to
   common stock  pursuant to the Securities
    Purchase Agreement dated April 4, 2004          22,861,959          22,862          52,528              --

 Amortization of commitment fees related to
  Standby  Equity Distribution Agreement                    --              --        (145,000)             --

 Consulting expense recognized for stock
   warrants issued in conjunction with the
   consulting agreement effective January, 2005             --              --         103,640              --

 Net loss                                                   --              --              --              --
                                                  ------------    ------------    ------------    ------------

 Balance, December 31, 2005                        136,470,677    $    136,471    $    616,489    $         --
                                                  ============    ============    ============    ===========

                          UNITED COMPANIES CORPORATION
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                                                 Commitment fees     Other
                                                   Related to      Receivable
                                                 Standby Equity  Related to the                      Total
                                                  Distribution    Issuance of     Accumulated     Stockholders'
                                                    Agreement     Common Stock      Deficit         Deficit
                                                  ------------    ------------    ------------    ------------

 Balance, December 31, 2003                                 --              --      (1,099,669)       (738,623)

 Issuance of common stock for acquisition
    of United Companies Corporation                         --              --              --        (224,323)

 Cancellation of treasury stock                             --              --              --              --

 Common stock issued for loan fees related
     to Standby Equity Distribution Agreement         (290,000)             --              --              --

 Common stock issued for other receivable                   --        (207,143)             --              --

 Common stock issued for services                           --              --              --          10,000

 Beneficial conversion feature related to
   convertible debentures                                   --              --              --         341,002

 Amortization of loan fees related to Standby
    Equity Distribution Agreement                       58,795              --              --              --

 Net loss                                                                             (510,922)       (510,922)
                                                  ------------    ------------    ------------    ------------

 Balance, December 31, 2004                           (231,205)       (207,143)     (1,610,591)     (1,122,866)

 Reclassification for change in the number of
   common shares receivable related to the
   issuance of common stock                                 --         165,714              --              --

 Common stock redeemed for other receivable
   and cancelled at June 15, 2005                           --          41,429              --              --

 Conversion of Secured Convertible Debenture to
   common stock  pursuant to the Securities
    Purchase Agreement dated April 4, 2004                  --              --              --          75,390

 Amortization of commitment fees related to
  Standby  Equity Distribution Agreement               145,000              --              --              --

 Consulting expense recognized for stock
   options issued in conjunction with the
   consulting agreement effective January, 2005             --              --              --         103,640

 Net loss                                                   --              --         (96,310)        (96,310)
                                                  ------------    ------------    ------------    ------------

 Balance, December 31, 2005                       $    (86,205)   $         --    $ (1,706,901)   $ (1,040,146)
                                                  ============    ============    ============    ============

          See Accompanying Notes to Consolidated Financial Statements.
                                      F-4

                          UNITED COMPANIES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Year Ended December 31,
                                                                        ----------------------
                                                                           2005         2004
                                                                        ----------   ---------

Cash flows from operating activities:
    Net loss                                                            $ (96,310)   $(510,922)
    Adjustments to reconcile net loss to net
     cash provided (used) by operating activities:
       Depreciation and amortization                                       53,757       53,979
       Stock based compensation                                           103,640       10,000
       Change in deferred tax asset                                       (24,206)          --
       Beneficial conversion feature related to convertible debenture          --      341,002
       Loss on disposal of fixed assets                                     2,941           --
    Changes in operating assets and liabilities:
       Change in accounts receivable, net                                  11,261      (12,279)
       Change in inventory                                                (33,266)     (62,078)
       Change in prepaid expenses and other current assets                (10,226)      (8,944)
       Change in other assets                                               8,198      (70,764)
       Change in bank overdraft                                                --      (26,299)
       Change in accounts payable and accrued liabilities                 (89,324)        (472)
       Change in customer deposits                                         97,704       22,507
       Change in billings in excess of cost and estimated
         earnings on uncompleted contracts                                     --       (5,000)
       Change in other liabilities                                         40,225      (34,362)
                                                                        ---------    ---------
         Net cash provided (used) by operating activities                  64,394     (303,632)

Cash flows from investing activities:
    Proceeds from sale of fixed assets                                     17,434           --
    Purchase of fixed assets                                               (5,580)     (13,448)
                                                                        ---------    ---------
         Net cash provided (used) by investing activities                  11,854      (13,448)

Cash flows from financing activities:
    Proceeds from issuance of secured convertible debentures                   --      375,000
    Proceeds from borrowings on notes payable - related parties             8,013      136,876
    Principal payments on notes payable                                   (30,642)     (15,421)
    Principal payments on notes payable  related parties                  (25,602)    (169,413)
    Principal payments on capital lease obligations                            --       (7,634)
                                                                        ---------    ---------
         Net cash (used) provided by financing activities                 (48,231)     319,408
                                                                        ---------    ---------
Net change in cash                                                         28,017        2,328
Cash, beginning of period                                                   2,328           --
                                                                        ---------    ---------
Cash, end of period                                                     $  30,345    $   2,328
                                                                        =========    =========
Supplemental disclosure of cash flow information:
    Cash paid for interest                                              $  63,337    $   6,033
                                                                        =========    =========
    Cash paid for taxes                                                 $      --    $      --
                                                                        =========    =========
Supplemental disclosure of non-cash financing activities
    Accounts payable and accrued liabilities assumed through
       acquisition of United Companies Corporation                      $      --    $ 224,324
                                                                        =========    =========
    Conversion of Secured Convertible Debenture into Stock as
       provided in Stock Purchase Agreement                             $  75,390    $      --
                                                                        =========    =========
    Amortization of commitment fees related to Standby Equity
       Distribution Agreement                                           $ 145,000    $  58,795
                                                                        =========    =========
    Common stock issued for loan fees related to Standby Equity
       Distribution Agreement                                           $      --    $ 290,000
                                                                        =========    =========
    Common stock (redeemed) issued for other receivable                 $(207,143)   $ 207,143
                                                                        =========    =========

          See Accompanying Notes to Consolidated Financial Statements.

                          UNITED COMPANIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of business - United Companies Corporation (hereinafter referred to as the "Company") designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and Nitrox Generation Systems, and scuba and water safety products through its wholly owned subsidiary Trebor Industries, Inc. The Company sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility in Fort Lauderdale, Florida. The Company does business as (dba) Brownie's Third Lung, the dba name of Trebor Industries, Inc.

      History - United Companies Corporation (UCC) was incorporated under the laws of Nevada on November 26, 2001, with authorized common stock of 250,000,000 shares with a par value of $0.001.

      On March 23, 2004, UCC consummated an agreement to acquire all of the outstanding capital stock of Trebor Industries, Inc., dba Brownies Third Lung, in exchange for 95,000,000 shares of the Company's common stock ("UCC Transaction"). Prior to the UCC Transaction, UCC was a non-operating public shell company with no operations, nominal assets, accrued liabilities totaling $224,323 and 14,483,718 shares of common stock issued and outstanding; and Trebor Industries, Inc. dba Brownies Third Lung was a manufacturer and distributor of hookah diving, and yacht based scuba air compressor and Nitrox Generation Systems from its factory in Ft. Lauderdale, Florida. The UCC Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the UCC Transaction is equivalent to the issuance of stock by Trebor Industries, Inc. dba Brownies Third Lung for the net monetary assets of a non-operational public shell company (UCC), accompanied by a recapitalization. UCC issued 95,000,000 shares of its common stock for all of the issued and outstanding common stock of Trebor Industries, Inc. dba Brownies third Lung. The accounting for the UCC Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets will not be recorded. Accordingly, these financial statements are the historical financial statements of Trebor Industries, Inc. dba Brownies Third Lung. Trebor Industries, Inc. dba Brownies Third Lung was incorporated in September 17, 1981. Therefore, these financial statements reflect activities from September 17, 1981 (Date of Inception for Trebor Industries, Inc. dba Brownies Third Lung) and forward.

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

      Reclassifications - Certain reclassifications have been made to the 2005 financial statement amounts to conform to the 2004 financial statement presentation.

      Inventory - Inventory is stated at the lower of cost or market. Cost is principally determined by using the average cost method that approximates the First-In, First-Out (FIFO) method of accounting for inventory. Inventory consists of raw materials as well as finished goods held for sale. The Company's management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required.

                          UNITED COMPANIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      Advertising and marketing costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on
      Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Advertising and trade show expense incurred for the year ended December 31, 2005, and 2004, was $49,974, and $61,158, respectively.

                          UNITED COMPANIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      As of December 31, 2005, the Company has available a net operating loss carryforward that will expire in 2024. The Company has established a valuation allowance for 50% of the tax benefit of the operating loss carryover due to the uncertainty regarding realization.

      Comprehensive income (loss) - The Company has no components of other comprehensive income. Accordingly, net loss equals comprehensive loss for all periods.

      Stock-based   compensation   -  The  Company   accounts  for  stock  based
      compensation in accordance with Statement of Financial Accounting Standards No. 123 revised that requires that the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period the employee is required to provide service in exchange for the award.

      The Company did not issue any stock, warrants or options, to employees for compensation for the year ended December 31, 2005.

      Fair value of financial instruments - The carrying amounts and estimated fair values of the Company's financial instruments approximate their fair value due to the short-term nature.

      Earnings (loss) per common share - Basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. As a result, 113,529,323 common stock equivalent shares were excluded from the computation at December 31, 2005 since their effect was antidilutive.

                          UNITED COMPANIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

      New accounting pronouncements - In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. The Statement requires retrospective application of prior periods' financial statement of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one of more individual periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The Statement carries forward the without change the guidance contained in APB opinion No. 20 for reporting the correction of an error in previously issued financial statements, a change in accounting estimate, and guidance regarding justification of a change in accounting principle on the basis of preferability. The Statement is effective for all fiscal years beginning after December 31, 2005. As allowed by the Statement, the Company adopted early application in June 2005 with no significant financial impact.

      In March, 2005, the FASB issued Summary of Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143. The Interpretation clarifies that the term "conditional asset retirement obligation" as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within control of the entity. The Interpretation directs that the entity is required to recognize a liability for the fair value of the conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred - generally upon acquisition, construction, or development and
      (or) through the normal operation of the asset. The Interpretation further clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation acknowledging that in some cases this information may not be available. The Interpretation is effective no later than the end of the fiscal years ending after December 15, 2005 (December 31, 2005 for calendar year enterprises). As encouraged by the FASB, the Company elected early application of this Interpretation in the year ended December 31, 2005 without significant financial impact.

      In December 2004, the FASB issued SFAS No. 123 revised, Accounting for Stock-Based Compensation. Under SFAS No. 123 revised, the Company will measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period the employee is required to provide service in exchange for the award. SFAS No. 123 revised, replaces SFAS No.123, and supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. In addition, SFAS No. 123 revised amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as financing cash inflow rather than as a reduction of taxes paid. The Company elected early adoption of SFAS No. 123 during the year ended December 31, 2004 without significant financial impact. Previously, the Company had applied APB Opinion No. 25, in accounting for stock-based compensation to employees. For stock options and warrants issued to non-employees, the Company was applying SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value. Fair value is measured based on whichever is more reliable, the cost of the good or service, or the fair value of the equity instrument issued. SFAS No. 123 revised did not change the accounting treatment as it relates to non-employee compensation based equity awards issued.

                          UNITED COMPANIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

      In December 2003, the FASB issued Interpretation No. 46 revised , Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. The Interpretation addresses consolidation by business enterprises of variable interest entities and was effective immediately for variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities acquired before February 1, 2003. The Company adopted the Interpretation during the year ended December 31, 2004 with no significant financial impact.

2.    INVENTORY

      Inventory consists of the following as of December 31, 2005:

         Raw materials                                     $        212,298
         Work in process                                                 --
         Finished goods                                             216,385
                                                           ----------------
                                                           $        428,683
                                                           ================

3.    FIXED ASSETS

      Fixed assets consists of the following as of December 31, 2005:

         Furniture, vehicles, and equipment                $        212,324
         Leasehold improvements                                       7,000
                                                           ----------------
                                                                    219,324
         Less: accumulated depreciation and amortization           (180,084)
                                                           ----------------
                                                           $         39,240
                                                           ================

                          UNITED COMPANIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    CUSTOMER CREDIT CONCENTRATIONS

      Sales to Brownie's Southport Diver's, Inc. for the year ended December 31, 2005, and 2004 represented 18.3% and 21.7%, respectively, of total Company Net revenues. Accounts receivable from Brownie's Southport Diver's Inc. at December 31, 2005 and 2004 was $10,376 and $0 , respectively. Sales to no other customer represented greater than 10% of net revenues for standard business of a re-occurring nature, for the year ended December 31, 2005 or 2004. While individual custom tankfill system sales may periodically represent a concentration of revenue, sales of this type are of a non-reoccurring nature. Brownie's Southport Diver's Inc, is owned by the brother of Robert Carmichael, the Company's Chief Executive Officer, as further discussed in Note 5 - RELATED PARTY TRANSACTIONS.

5.    RELATED PARTY TRANSACTIONS

      Notes payable - related parties - Notes payable - related parties consists of the following as of December 31, 2005:

      Promissory note payable to the Chief  Executive  Officer
      of the Company,  unsecured,  bearing interest at 10% per
      annum, due in monthly principal and interest payments of
      $3,924,  maturing  on  March  1,  2010,  with a  balloon
      payment of $431,795 due. The note will be discounted 15%
      of the  outstanding  principal  balance if it is paid in
      full by April, 1 2007.                                         $   445,271

      Promissory  note  payable  to an  entity  owned  by  the
      Company's Chief Executive  Officer,  unsecured,  bearing
      interest at 10% per annum, due in monthly  principal and
      interest payments of $1,802,  maturing on March 1, 2010,
      with a balloon payment of $198,264 due. The note will be
      discounted 15% of the outstanding  principal  balance if
      it is paid in full by April 1, 2007.                               204,451

      Promissory  note  payable  due an  entity  owned  by the
      Company's Chief Executive Officer, unsecured, bearing 0%
      interest  per  annum,  due  in  monthly  principal  only
      payments of $2,292, maturing on February 15, 2007.                  32,082
                                                                     -----------

                                                                         681,804

      Less amounts due within one year                                    31,407
                                                                     -----------

      Long-term portion of Notes payable - related parties           $   650,397
                                                                     ===========


      As of December 31, 2005, principal payments on the Notes payable - related parties are as follows:

          2006                                                       $    31,407
          2007                                                             8,900
          2008                                                             4,769
          2009                                                             5,268
          2010                                                           631,460
                                                                     -----------

                                                                     $   681,804
                                                                     ===========

                          UNITED COMPANIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    RELATED PARTY TRANSACTIONS (continued)

      Revenues - The Company sells products to two entities owned by the brother of the Company's Chief Executive Officer, Brownie's Southport Divers, Inc. and Brownie's Palm Beach Divers. Terms of sale are no more favorable than those extended to any of the Company's other customers. Combined revenue from these entities for the year ended December 31, 2005, and 2004, was $650,925 and $644,320, respectively. Combined accounts receivable related to these entities was $10,376 and $0 at December 31, 2005 and 2004, respectively.

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

      The Company has Non-Exclusive License Agreements with an entity owned by the Company's Chief Executive Officer to license product patents it owns. Previous agreements in effect with this entity were renegotiated and New agreements were entered into effective January 1, 2005. Under the terms of the new agreements, the Company pays the other related entity $2.00 per licensed product sold, rates increasing 5% annually, with a 75% royalty fee discount period through December 31, 2005, after which time the royalty rate will return to 100%. With the same entity, the Company has an Exclusive License Agreement to license the trademark "Brownies Third Lung", "Tankfill", "Brownies Public Safety" and various other related trademarks as listed in the agreement. The one agreement replaced several earlier license agreements and was effective January 1, 2005. Based on the Agreement, the Company pays the entity 2.5% of gross revenues per quarter, with a 75% royalty fee discount period through December 31, 2005. Under the Agreement the royalty rate was to return to 100% at January 1, 2006, however, a new agreement was negotiated effective January 1, 2006, as discussed in Note 13. SUBSEQUENT EVENTS.

      Total royalty expense for the above agreements for the years ended December 31, 2005 and 2004, was $20,415 and $96,888, respectively. As of December 31, 2005, the Company was in arrears on royalty payments by $17,565. This amount is included in Other liabilities on the face of the balance sheet. The related parties continue to work with the Company regarding payment and no notices of default have been issued as a result.

      Lease Expense - The Company leases its facility from an entity in which the Chief Executive Officer has an ownership interest. For the year ended December 31, 2005 and 2004, lease expense was $130,602, and $130,864, respectively. As of December 31, 2005, the Company was in arrears on lease payments by $18,950. The Company is making reduced rental payments, with the intention to bring the liability current by mid 2006. The landlord continues to work with the Company under this arrangement and has not issued a notice of default as a result.

                          UNITED COMPANIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    CUSTOMER DEPOSITS AND RETURN POLICY

      The Company takes a minimum 50% deposit against custom and large tankfill systems prior to ordering and or building the systems. The remaining balance due is payable upon delivery, shipment, or installation of the system. There is no provision for cancellation of custom orders once the deposit has been accepted, nor return of the custom ordered product.
      Additionally, returns of all other merchandise is subject to a 20% restocking fee as stated on each sales invoice.

7.    OTHER LIABILITIES

      Other liabilities totaling $50,225 as of December 31, 2005, consists of $17,565 royalties due, $1,117 sales tax payable, $18,043 on-line training liability, and $13,500 related to a notice of amount due from a government agency discussed below.

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

      The notice of delinquency asserts that the amount now due by the Company is $28,133. The Company is currently in the process of investigating the assertion of the amount due as it feels there is no basis for the total assessment. The Company has requested abatement of the total additional amount shown due and is awaiting resolution. However, based on receipt of this notice, the Company recorded an other liability in the amount of $13,500 (the $37,500 original assessment less the $24,000 settlement amount paid).

      Effective July 1, 2005, the Company began including on-line training certificates with all hookah units sold. The training certificates entitle the holder to an on-line interactive course at no additional charge to the holder. The number of on-line training certificates issued per unit is the same as the number of divers the unit as sold is designed to accommodate (i.e., a three diver unit configuration comes with three on-line training certificates). The certificates have an eighteen-month redemption life after which time they expire. The eighteen-month life of the certificates begins at the time the customer purchases the unit. The Company owes the on-line training vendor the agreed upon negotiated rate for all on-line certificates redeemed payable at the time of redemption. For certificates that expire without redemption, no amount is due the on-line training vendor. The Company has no historical data with regard to the percentage of certificates that will be redeemed versus those that will expire. Therefore, until the Company accumulates historical data related to the certificate redemption ratio, it will assume that 100% of certificates issued with unit sales will be redeemed. Accordingly, at the time a unit is sold, the related on-line training liability is recorded. The same liability is reduced as certificates are redeemed and the related payments are made to the on-line training vendor.

                          UNITED COMPANIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    NOTES PAYABLE

      Notes payable consists of the following as of December 31, 2005:

      Promissory  note  payable  secured  by a vehicle  of the
      Company  having a carrying  value of $9,081 at  December
      31, 2005,  bearing  interest at 10.16% per annum, due in
      monthly   principal  and  interest   payments  of  $553,
      maturing on October 28, 2007.                                  $    11,063

      Promissory  note  payable  secured  by a vehicle  of the
      Company  having a carrying  value of $12,039 at December
      31, 2005, bearing no interest,  due in monthly principal
      and interest payments of $349,  maturing on November 14,
      2008.                                                               12,214
                                                                     -----------
                                                                          23,277
      Less amounts due within one year:                                    9,967
                                                                     -----------
      Long-term portion of Notes payable                             $    13,310
                                                                     ===========

      As of December 31, 2005, principal payments on the Notes payable are as follows:

          2006                                                       $     9,967
          2007                                                             9,471
          2008                                                             3,839
                                                                     -----------
                                                                     $    23,277
                                                                     ===========

      The Company sold a vehicle during April 2005, and recognized a loss of $907. The promissory note payable that was secured by the vehicle sold was fully satisfied and retired as part of the transaction.

9.    SECURED CONVERTIBLE DEBENTURES

      On April 2, 2004, the Company issued a Secured Convertible Debenture to Cornell Capital Partners, LP in the principal amount of $250,000. The Secured Convertible Debenture is convertible into shares of the Company's common stock as a price per share that is equal to the lesser of: (i) an amount equal to 120% of the closing bid price of our common stock as of the date of the convertible debenture or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of our common stock for the five trading days immediately preceding the conversion date. The Secured Convertible Debenture accrues interest at a rate of 5% per year and is convertible at the holder's option. The Secured Convertible Debenture has a term of 2 years. At the Company's option, the Secured Convertible Debenture may be paid in cash or converted into shares of common stock unless converted earlier by the holder. Except after an event of default, as set forth in the Secured Convertible Debenture, Cornell Capital Partners, LP is not entitled to convert such debenture for a number of shares of common stock of the Company in excess of that number of shares which, upon giving effect to the debenture if such conversion would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliated to exceed 4.99% of the outstanding shares of common stock of the Company. The Company has the right to redeem with fifteen (15) business days advance notice, a portion or all of the outstanding Secured Convertible Debenture. The redemption price shall be one hundred twenty (120%) of the redeemed amount plus accrued interest. In addition, if the Company avails itself of the redemption right, the Company shall, concurrent with the redemption, issue warrants to the holder at a rate of 50,000 per $100,000 redeemed, pro-rata.

      The exercise price of the warrants shall be 120% of the closing bid price of common stock on the closing date. The warrants shall have "piggy-back" and demand registration rights and shall survive for two (2) years from the closing date.

      On July  23,  2004,  the  Company  issued  a  second  Secured  Convertible
      Debenture to Cornell Capital Partner, LP in the principal amount of $125,000. The Secured Convertible Debenture has a term of 2 years with all the same terms and conditions of the first convertible debenture issued on April 2, 2004.

      Secured convertible debentures consist of the following as of December 31, 2005:

      Secured  convertible  debenture secured by all assets of
      the Company,  bearing interest at 5% per annum, maturing
      on April 2, 2006.                                              $   174,610

      Secured  convertible  debenture secured by all assets of
      the Company,  bearing interest at 5% per annum, maturing
      on July 28, 2006.                                                  125,000
                                                                     -----------

                                                                         299,610

      Less amounts due within one year:                                  299,610
                                                                     -----------

      Long-term portion of Secured convertible debentures            $         -
                                                                     ===========


      As of December 31, 2005, principal payments on the Secured convertible debentures are as follows:

      2006                                                           $   299,610
                                                                     ===========

      The following table represents conversions by Cornell Capital Partners L.P. under the terms of the Secured Convertible Debentures as of the year ended December 31, 2005:


                                                 Conversion    Conversion $       Number of
Conversion Notice Date    Date of Conversion      $ Amount   Per Share Price       Shares
-------------------------------------------------------------------------------------------
   February 15, 2005        March 3, 2005          $10,000      0.0128              781,250
     March 8, 2005          March 24, 2005          10,000      0.0082            1,219,512
     June 21, 2005          July 15, 2005           10,000      0.0028            3,571,429
    August 3, 2005        September 13, 2005        10,000      0.0025            4,000,000
  September 19, 2005      September 19, 2005        10,000      0.0046            2,173,913
    October 19,2005        October 19, 2005         10,000      0.0026            3,773,585
   November 14, 2005      November 14, 2005         10,000      0.0023            4,347,826
   December 7, 2005        December 7, 2005          5,390      0.0018            2,994,444
                                                   -------                      -----------

                                                   $75,390                       22,861,959
                                                   =======                      ===========

      As of December 31, 2005, loan fees associated with the Secured convertible debentures of $8,478 (net of $54,022 amortization expense) were included in other assets, totaling $15,446.

                          UNITED COMPANIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   STANDBY EQUITY DISTRIBUTION AGREEMENT

      On April 2, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically issue and sell shares of its common stock for a total purchase price of $5 million. If we request advances under the Standby Equity Distribution Agreement, Cornell Capital Partners, LP will purchase shares of common stock of United for 95% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the advance notice date. Cornell Capital Partners, LP will retain 5% of each advance under the Standby Equity Distribution Agreement. The Company may not request advances in excess of a total of $5 million. The maximum of each advance is equal to $100,000 and up to a maximum of $400,000 in any thirty-day period.

      In addition, the Company issued 3,625,000 shares of the Company's common stock in April 2004 for commitment fees totaling $290,000 related to the Standby Equity Distribution Agreement that was effective August 6, 2004, the date the Company's registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission. The commitment fees are being amortized to additional paid in-capital over the term of the Standby Equity Distribution Agreement. The Company also issued an additional 517,857 shares of the Company's common stock in April 2004 to Cornell Capital Partners, LP in relation to the commitment fees which exceeded the agreed upon fees of $290,000. Cornell Capital Partners, LP agreed to return the shares and accordingly, the Company recorded an other receivable related to the issuance of common stock totaling $41,429. As originally stated in the Company's audited financial statements for the year ended December 31, 2004, "other receivable related to issuance of common stock" was stated as $207,143, or an overstatement of $165,714. This overstatement was a result of a different stock price used in the calculation of the $290,000 loan fee between the Company and Cornell Capital Partners, LP. This difference was resolved in the first quarter of 2005, and the Company made the reclassification from other receivable related to the issuance of common stock to additional paid -in capital for the quarter ended March 31, 2005. The reclassification is reflected on the face of the Statement of Stockholders' Deficit as "Reclassification for change in the number of shares receivable related to the issuance of common stock". On June 15, 2005, Cornell Capital Partners, LP returned the 517,857 shares as is reflected on the face of the Statement of Stockholder's Deficit as activity during the quarter ended June 30, 2005. As of December 31, 2005, the Company had not taken any draws against the Standby Equity Distribution Agreement. The Standby Equity Distribution Agreement expires on August 6, 2006.

11.   COMMITMENTS AND CONTINGENCIES

      Consulting Agreement - The Company entered into a two-year consulting agreement effective January 1, 2005, for management and strategic services. The consulting agreement calls for payments of $6,000 per month and provides for warrants to purchase 28,571,428 shares of the Company's common stock. The exercise price of the warrants is $.007 per share, which equaled the bid/ask price of the Company's common stock on January 1, 2005, the effective date of the agreement. The rights to exercise the warrants shall vest in four equal tranches of 7,142,857 common shares at six months, twelve months, eighteen months, and twenty-four months. The warrants expiration date is twenty-four months after the vest date. Further, the warrants have "piggy-back" registration rights and provide for either a cash or cashless exercise. The cashless exercise provision provides for a discount in the amount of shares provided at exercise based on a formula that takes into account as one of its factors the average of the closing sale price on the common stock for five trading days immediately prior to but not including the date of exercise. The Company can terminate the consulting agreement at any time for "Cause" as defined in the consulting agreement. The consultant may terminate the consulting agreement at any time for non-payment of monies due, and such condition remains uncured for a period of sixty days. If the Company terminates the consultant during the term of the agreement without "Cause", the right to exercise all warrants will vest immediately. The Company calculated the total fair value of the stock options as $198,643 using the Black-Scholes model. For the year ended December 31, 2005, the Company recognized $103,640 as compensation expense related to the warrants. As of December 31, 2005, the rights to exercise 14,285,714 had vested under the consulting agreement and no warrants had been exercised.

                          UNITED COMPANIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. COMMITMENTS AND CONTINGENCIES (continued)

      Property Lease Agreement - The Company operates from a leased facility in which the Company's Chief Executive Officer has an ownership interest. The lease is non-cancelable and calls for an annual base rent of approximately $115,000 plus sales tax with a 10% base rent increase every 5 years. The lease expires in April 2013, and has three 5- year renewal options. In addition, up to $15,000 in real estate taxes is provided for in the base rental payment. Any real estate taxes over and above $15,000 are billed as additional rent to the Company and included in rent expense. For the year ended December 31, 2005, and 2004, total rent expense for the leased facility was $130,603 and $130,864, respectively. Additionally, the Company is responsible for all other operating expenses on the property such as insurance, repairs and maintenance, etc. as the lease is termed a triple net lease. The triple net expenses are recorded to the applicable expense accounts on the Company's statement of operations. As of December 31, 2005, the Company was in arrears on lease payments by $18,950. The Company is making reduced rental payments, with the intention to bring the liability current by mid 2006. The landlord continues to work with the Company under this arrangement and has not issued a notice of default as a result.

      Equipment Lease Agreement - The Company leases various office equipment under either a month-to-month basis or under an operating lease. Currently there is one non-cancelable operating lease for an office copier at a rate of $313 per month plus sales tax. The lease expires in August 2009.

      Future minimum lease payments required under the property lease and copier lease as of December 31, 2005, are as follows:

          2006                                                       $   144,828
          2007                                                           125,878
          2008                                                           125,878
          2009                                                           124,552
          2010                                                           121,900
          Thereafter                                                     284,433
                                                                     -----------

                                                                     $   927,469
                                                                     ===========

12.   INCOME TAXES

      Income tax benefit for the year ended 2005 and 2004 was $24,206 and $0, respectively. The net deferred tax asset was $24,206 and $0 for 2005 and 2004, respectively. The net deferred tax asset in 2005 is recorded as $7,597 in current assets, and $16,609 in non-current assets. At December 31, 2005, the Company had a federal operating loss carryforward of $315,057. This operating loss carryforward is available to offset future taxable income over the next nineteen years. The Company anticipates utilization of approximately $42,000 of the net operating loss carryforward for the year ended 2005. Due to a change in management's estimate of the utilization of the operating loss carryforward, the valuation allowance was decreased from $50,052 (100% of the 2004 net deferred tax asset) in 2004 to $24,206 (50% of the 2005 net deferred tax asset) in 2005. The change in the valuation allowance resulted in the net deferred tax asset of $24,206 in 2005 ($48,412 net deferred tax asset less $24,206 valuation allowance). In assessing the likelihood of the utilization of existing deferred tax assets, management has considered the historical results of operations and the current operating environment. Management believes, that future taxable income will be sufficient to utilize the net deferred tax asset of $24,206.

                          UNITED COMPANIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.   SUBSEQUENT EVENTS

      On January 6, 2006, Cornell Capital Partners LP issued a conversion notice in the amount of $10,000, representing a conversion under the terms of the Convertible Debenture. Accordingly, based on a conversion price of $.0016, Cornell Capital Partners LP was issued 6,250,000 shares of restricted common stock on February 2, 2006.

      Effective January 1, 2006, the Company renegotiated its Exclusive License Agreement to license the trademark "Brownies Third Lung", "Tankfill", "Brownies Public Safety" and various other related trademarks as listed in the Agreement. Based on the new Agreement, the Company will pay the related party entity 2.5% of gross revenues per quarter, with a 66% royalty fee discount period through December 31, 2006, at which time the royalty rate will return to 100%. In addition, the new Agreement provides for a $600 advertising credit per month against the royalties due quarterly. At December 31, 2006, whatever cumulative portion of the advertising credit the Company has not used for advertising, if any, will become due and payable to the related party entity as royalty expense.

      On February 10, 2006, Cornell Capital Partners LP issued a conversion notice in the amount of $10,000, representing a conversion under the terms of the Secured Convertible Debenture. Accordingly, based on a conversion price of $.0032, Cornell Capital Partners LP was issued 3,125,000 shares of restricted common stock on March 7, 2006.

      On March 1, 2006, Cornell Capital Partners LP issued a conversion notice in the amount of $10,000, representing a conversion under the terms of the Secured Convertible Debenture. Accordingly, based on a conversion price of $.0032, Cornell Capital Partners LP was issued 3,125,000 shares of restricted common stock on March 7, 2006.