Form 10QSB
period 2006-03-31
UNITED COMPANIES CORP
filed 2006-05-12
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB
(MARK ONE)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.

Commission File No. 000-28321

UNITED COMPANIES CORPORATION
(Name of Small Business Issuer in Its Charter)

Nevada	88-0374969
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

940 N.W. 1st Street, Fort Lauderdale, Florida	33311
(Address of Principal Executive Offices)	(Zip Code)

(954) 462-5570
(Issuer’s Telephone Number, Including Area Code)

AVID SPORTSWEAR& GOLF CORP.
(Former Name)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There were 148,970,677 shares of common stock outstanding as of May 1, 2006.

PART I

ITEM 1. FINANCIAL STATEMENTS

Financial Information

UNITED COMPANIES CORPORATION
CONSOLIDATED BALANCE SHEET
MARCH 31, 2006
(UNAUDITED)

ASSETS

Current assets
Cash	$11,784
Accounts receivable, net of $29,000 allowance for doubtful accounts	129,975
Inventory	442,188
Prepaid expense and other current assets	35,255
Deferred tax asset, net - current	7,597
Total current assets	626,799

Fixed assets, net	34,749

Other assets
Deferred tax asset, net - non-current	16,609
Other assets, net of $59,950 accumulated amortization	9,518
Total other assets	26,127

Total assets	$687,675

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$531,703
Lease payable - related party	30,425
Customer deposits	91,253
Other liabilities	36,972
Royalties payable - related parties	25,540
Notes payable - current portion	10,115
Notes payable - related parties - current portion	30,321
Secured convertible debentures	269,610
Total current liabilities	1,025,939

Long-term liabilities
Notes payable - long-term portion	10,724
Notes payable - related parties - long-term portion	644,775

Total liabilities	1,681,438

Commitments and contingencies

Stockholders' deficit
Common stock; $0.001 par value; 250,000,000 shares authorized
148,970,677 shares issued and outstanding	148,971
Additional paid-in capital	624,146
Commitment fees related to equity line of credit	(50,452)
Accumulated deficit	(1,716,428)
Total stockholders' deficit	(993,763)

Total liabilities and stockholders' deficit	$687,675

See Accompanying Notes to Consolidated Financial Statements

UNITED COMPANIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005

Net revenues	$702,738	$690,341

Cost of net revenues	436,680	492,230

Gross profit	266,058	198,111

Operating expenses
Research and development costs	2,841	4,538
Selling, general and administrative	248,395	239,326
Total operating expenses	251,236	243,864

Income (loss) from operations	14,822	(45,753)

Other (income) expenses
Other (income) expenses	4,307	2,040
Interest expense	20,042	22,602
Total other (income) expenses	24,349	24,642

Net loss before provision for income taxes	(9,527)	(70,395)

Provision for income tax benefit (expense)	--	--

Net loss	$(9,527)	$(70,395)

Basic loss per common share	$--	$--
Diluted loss per common share	$--	$--

Basic and diluted weighted average common
shares outstanding	142,234,566	114,486,712

See Accompanying Notes to Consolidated Financial Statements

UNITED COMPANIES CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

				Commitment Fees
				Related to
			Additional	Standby Equity		Total
	Common Stock		Paid-in	Distribution	Accumulated	Stockholders'
	Shares	Amount	Capital	Agreement	Deficit	Deficit

Balance, December 31, 2005	136,470,677	$136,471	$616,489	$(86,205)	$(1,706,901)	$(1,040,146)

Conversion of Secured Convertible Debenture to
common stock pursuant to the Securities
Purchase Agreement dated April 4, 2004	12,500,000	12,500	17,500	--	--	30,000

Amortization of commitment fees related to
Standby Equity Distribution Agreement	--	--	(35,753)	35,753	--	--

Consulting expense recognized for stock
warrants issued in conjunction with the
consulting agreement effective January 1, 2005	--	--	25,910	--	--	25,910

Net loss	--	--	--	--	(9,527)	(9,527)

Balance, March 31, 2006 (Unaudited)	148,970,677	$148,971	$624,146	$(50,452)	$(1,716,428)	$(993,763)

See Accompanying Notes to Consolidated Financial Statements

UNITED COMPANIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net loss	$(9,527)	$(70,395)
Adjustments to reconcile net loss to net
cash (used) provided by operating activities:
Depreciation and amortization	4,491	14,489
Stock based compensation	25,910	25,910
Change in deferred tax asset	--	--
Loss on disposal of fixed assets	--	2,033
Changes in operating assets and liabilities:
Change in accounts receivable, net	(77,357)	(18,847)
Change in inventory	(13,505)	35,789
Change in prepaid expenses and other current assets	(16,085)	(468)
Change in other assets	5,928	(66)
Change in accounts payable and accrued liabilities	84,846	14,708
Change in lease payable - related party	11,475	--
Change in customer deposits	(37,878)	8,567
Change in other liabilities	4,312	549
Change in royalties payable - related parties	7,975	--
Net cash (used) provided by operating activities	(9,415)	12,269

Cash flows from investing activities:
Purchase of fixed assets	--	(4,154)
Net cash used by investing activities	--	(4,154)

Cash flows from financing activities:
Change in due to related parties	--	5,333
Proceeds from borrowings on notes payable - related parties	--	10,779
Principal payments on notes payable	(2,438)	(3,786)
Principal payments on notes payable related parties	(6,708)	(2,767)
Principal payments on capital lease obligations	--	--
Net cash (used) provided by financing activities	(9,146)	9,559

Net change in cash	(18,561)	17,674

Cash, beginning of period	30,345	2,328

Cash, end of period	$11,784	$20,002

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,681	$1,813
Cash paid for taxes	$--	$--

Supplemental disclosure of non-cash financing activities:
Conversion of Secured Convertible Debenture into Stock as provided in Stock Purchase Agreement	$30,000	$20,000
Amortization of commitment fees related to Standby Equity Distribution Agreement	$35,753	$35,753

See Accompanying Notes to Consolidated Financial Statements

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business– United Companies Corporation (hereinafter referred to as the “Company”) designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and Nitrox Generation Systems, and scuba and water safety products through its wholly owned subsidiary Trebor Industries, Inc. The Company sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility in Fort Lauderdale, Florida. The Company does business as (dba) Brownie’s Third Lung, the dba name of Trebor Industries, Inc.

History– United Companies Corporation (UCC) was incorporated under the laws of Nevada on November 26, 2001, with authorized common stock of 250,000,000 shares with a par value of $0.001.

On March 23, 2004, UCC consummated an agreement to acquire all of the outstanding capital stock of Trebor Industries, Inc., dba Brownies Third Lung, in exchange for 95,000,000 shares of the Company’s common stock (“the UCC Transaction”). Prior to the UCC Transaction, UCC was a non-operating public shell company with no operations, nominal assets, accrued liabilities totaling $224,323 and 14,483,718 shares of common stock issued and outstanding; and Trebor Industries, Inc., dba Brownies Third Lung, was a manufacturer and distributor of hookah diving, and yacht based scuba air compressor and Nitrox Generation Systems from its factory in Ft. Lauderdale, Florida. The UCC Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the UCC Transaction is equivalent to the issuance of stock by Trebor Industries, Inc., dba Brownies Third Lung, for the net monetary assets of a non-operational public shell company (UCC), accompanied by a recapitalization. UCC issued 95,000,000 shares of its common stock for all of the issued and outstanding common stock of Trebor Industries, Inc., dba Brownies Third Lung. The accounting for the UCC Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets will not be recorded. Accordingly, these financial statements are the historical financial statements of Trebor Industries, Inc., dba Brownies Third Lung. Trebor Industries, Inc., dba Brownies Third Lung, was incorporated in September 17, 1981. Therefore, these financial statements reflect activities from September 17, 1981 (Date of Inception for Trebor Industries, Inc,. dba Brownies Third Lung) and forward.

Definition of fiscal year– The Company’s fiscal year end is December 31.

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

Reclassifications– Certain reclassifications have been made to the 2005 financial statement amounts to conform to the 2006 financial statement presentation.

Inventory– Inventory is stated at the lower of cost or market. Cost is principally determined by using the average cost method that approximates the First-In, First-Out (FIFO) method of accounting for inventory. Inventory consists of raw materials as well as finished goods held for sale. The Company’s management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required.

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Fixed assets– Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which is primarily 3 to 5 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Revenue recognition– Revenues from product sales are recognized when the Company’s products are shipped or when service is rendered. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost of each contract. This method is used because management considers the percentage of cost incurred to date to estimated total cost to be the best available measure of progress on the contracts.

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

Product development costs– Product development expenditures are charged to expenses as incurred.

Advertising and marketing costs– The Company recognizes advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Advertising and trade show expense incurred for the three months ended March 31, 2006 and 2005 was $8,330, and $13,762, respectively.

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Income taxes– The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

As of March 31, 2006, the Company has available a net operating loss carryforward that will expire in 2024. The Company has established a valuation allowance for 50% of the tax benefit of the operating loss carryover due to the uncertainty regarding realization.

Comprehensive income (loss)– The Company has no components of other comprehensive income. Accordingly, net loss equals comprehensive loss for all periods.

Stock-based compensation– The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123 revised that requires that the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period the employee is required to provide service in exchange for the award.

The Company did not issue any stock, warrants or options to employees for compensation for the three months ended March 31, 2006.

Fair value of financial instruments - The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature.

Earnings (loss) per common share– Basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. As a result, 101,029,323 common stock equivalent shares were excluded from the computation at March 31, 2006 since their effect was antidilutive.

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

New accounting pronouncements– In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. The Statement requires retrospective application of prior periods’ financial statement of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one of more individual periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The Statement carries forward the without change the guidance contained in APB opinion No. 20 for reporting the correction of an error in previously issued financial statements, a change in accounting estimate, and guidance regarding justification of a change in accounting principle on the basis of preferability. The Statement is effective for all fiscal years beginning after December 31, 2005. As allowed by the Statement, the Company adopted early application in June 2005 with no significant financial impact.

In March, 2005, the FASB issued Summary of Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143. The Interpretation clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within control of the entity. The Interpretation directs that the entity is required to recognize a liability for the fair value of the conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred - generally upon acquisition, construction, or development and (or) through the normal operation of the asset. The Interpretation further clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation acknowledging that in some cases this information may not be available. The Interpretation is effective no later than the end of the fiscal years ending after December 15, 2005 (December 31, 2005 for calendar year enterprises). As encouraged by the FASB, the Company elected early application of this Interpretation in the year ended December 31, 2005 without significant financial impact.

In December 2004, the FASB issued SFAS No. 123 revised, Accounting for Stock-Based Compensation. Under SFAS No. 123 revised, the Company will measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period the employee is required to provide service in exchange for the award. SFAS No. 123 revised, replaces SFAS No.123, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. In addition, SFAS No. 123 revised amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as financing cash inflow rather than as a reduction of taxes paid. The Company elected early adoption of SFAS No. 123 during the year ended December 31, 2004 without significant financial impact. Previously, the Company had applied APB Opinion No. 25, in accounting for stock-based compensation to employees. For stock options and warrants issued to non-employees, the Company was applying SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value. Fair value is measured based on whichever is more reliable, the cost of the good or service, or the fair value of the equity instrument issued. SFAS No. 123 revised did not change the accounting treatment as it relates to non-employee compensation based equity awards issued.

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets-Amendment of APB Opinion No. 29. This statement amends APB Opinion 29 that is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with certain exceptions. SFAS No. 153 eliminates APB No. 29’s exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Commercial substance is assumed if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company elected early adoption of this statement during the year ended December 31, 2004 with no significant financial impact.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs-Amendment of ARB No. 43. The statement amends the guidance in ARB No. 43 regarding “inventory pricing” to clarify the accounting for “abnormal” amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS No. 151 calls for the treatment of these costs as period costs regardless of the normal or “abnormal” nature of them. SFAS No. 151 eliminates the “so abnormal” classification provision found in ARB No. 43. The Company elected early adoption of this statement during the year ended December 31, 2004, with no significant financial impact.

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

2.     INVENTORY

Inventory consists of the following as of March 31, 2006:

Raw materials	$237,012
Work in process	—
Finished goods	205,176

$442,188

3.     PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expense and other current assets totaling $35,255 at March 31, 2006, consists of $16,800 of prepaid insurance, tradeshow, advertising and software maintenance expenses, and $18,455 of prepaid inventory.

4.     FIXED ASSETS

         Fixed assets consists of the following as of March 31, 2006:

Furniture, vehicles, and equipment	$212,324
Leasehold improvements	7,000
219,324
Less: accumulated depreciation and amortization	(184,575)

$34,749

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.     CUSTOMER CREDIT CONCENTRATIONS

Sales to Brownie’s Southport Diver’s, Inc. for the three months ended March 31, 2006 and 2005 represented 22.0% and 38.2%, respectively, of total Company Net revenues. Sales to West Marine for the three months ended March 31, 2006 and 2005 represented 4.7% and 11.1%, respectively, of total Company Net revenues. Accounts receivable from Brownie’s Southport Diver’s Inc. at March 31, 2006 was $23,110. Sales to no other customer represented greater than 10% of Net revenues for the three months ended March 31, 2006 and 2005. Brownie’s Southport Diver’s Inc, is owned by the brother of Robert Carmichael, the Company’s Chief Executive Officer, as further discussed in Note 6 - RELATED PARTY TRANSACTIONS.

6.     RELATED PARTY TRANSACTIONS

Notes payable – related parties consists of the following as of March 31, 2006:

Promissory note payable to the Chief Executive Officer of the Company, unsecured, bearing interest at 10% per annum, due in monthly principal and interest payments of $3,924, maturing on March 1, 2010, with a balloon payment of $431,795 due. The note will be discounted 15% of
the outstanding principal balance if it is paid in full by April, 1 2007.	$444,842

Promissory note payable to an entity owned by the Company’s Chief
Executive Officer, unsecured, bearing interest at 10% per annum, due in monthly principal and interest payments of $1,802, maturing on
March 1, 2010, with a balloon payment of $198,264 due. The note will be discounted 15% of the outstanding principal balance if it
is paid in full by April 1, 2007.	204,255

Promissory note payable due an entity owned by the Company’s Chief
Executive Officer, unsecured, bearing 0% interest per annum, due in monthly principal only payments of $2,292, maturing on February 15,
2007.	25,999

675,096

Less amounts due within one year	30,321

Long-term portion of Notes payable – related parties	$644,775

As of March 31, 2006, principal payments on the Notes payable – related parties are as follows:

2006	$24,699
2007	8,900
2008	4,769
2009	5,268
2010	631,460

$675,096

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	RELATED PARTY TRANSACTIONS (continued)

Revenues– The Company sells products to two entities owned by the brother of the Company’s Chief Executive Officer, Brownie’s Southport Divers, Inc. and Brownie’s Palm Beach Divers. Terms of sale are no more favorable than those extended to any of the Company’s other customers. Combined revenue from these entities for the three months ended March 31, 2006 and 2005, was $177,762 and $312,717, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc. and Brownie’s Palm Beach Divers at March 31, 2006 was $23,110 and $29, respectively.

Royalties – The Company has Non-Exclusive License Agreements with an entity that the Company’s Chief Executive Officer has an ownership interest to license product patents it owns. Based on the agreements with the entity, the Company pays royalties ranging from $1.00 to $50.00 per licensed products sold, with rates increasing 5% annually. With the same entity, the Company has a Non-Exclusive License Agreement to license a trademark of products owned by the entity. Based on the agreement, the Company will pay the entity $0.25 per licensed product sold, with rates increasing $0.05 annually.

The Company has Non-Exclusive License Agreements with an entity owned by the Company’s Chief Executive Officer to license product patents it owns. Under the terms of the agreements, the Company pays the other related entity $2.00 per licensed product sold, rates increasing 5% annually. With the same entity, the Company has an Exclusive License Agreement to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. Based on the renegotiated agreement effective January 1, 2006, the Company pays the entity 2.5% of gross revenues per quarter, with a 66% royalty fee discount period through December 31, 2006, after which time the royalty rate will return to 100%. In addition, the agreement provides for a $600 advertising credit per month against the royalties due quarterly. At December 31, 2006, whatever cumulative portion of the advertising credit the Company has not used for advertising, if any, will become due and payable to the related party entity as royalty.

Total royalty expense for the above agreements for the three months ended March 31, 2006 and 2005, was $7,975 and $4,737, respectively. As of March 31, 2006, the Company was in arrears on royalty payments by $25,540. The related parties continue to work with the Company regarding payment and no notices of default have been issued as a result.

Lease Expense – The Company leases its facility from an entity in which the Chief Executive Officer has an ownership interest. For the three months ended March 31, 2006 and 2005, lease expense was $30,475, and $30,475, respectively. As of March 31, 2006, the Company was in arrears on lease payments by $30,425. The Company is making reduced rental payments, with the intention to bring the liability current by mid 2006. The landlord continues to work with the Company under this arrangement and has not issued a notice of default as a result.

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.     CUSTOMER DEPOSITS AND RETURN POLICY

The Company takes a minimum 50% deposit against custom and large tankfill systems prior to ordering and/or building the systems. The remaining balance due is payable upon delivery, shipment, or installation of the system. There is no provision for cancellation of custom orders once the deposit has been accepted, nor return of the custom ordered product. Additionally, returns of all other merchandise is subject to a 20% restocking fee as stated on each sales invoice.

8.     OTHER LIABILITIES

Other liabilities totaling $36,972 as of March 31, 2006, consists of $23,472 on-line training liability, and $13,500 related to a notice of amount due from a government agency discussed below.

On July 8, 2005, the Company received a notice of delinquency and amount due associated with a settlement the Company had with a government agency for payment of a fine. On June 28, 2005 the Company made the last payment due under the settlement agreement of $24,000. Pursuant to the settlement agreement, if all payments were not made strictly in accordance with the payment schedule then the amount due would revert back to the original assessed amount of $37,500. No notice of default or official change in amount due was received prior to this notice request.

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

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	NOTES PAYABLE

Notes payable consists of the following as of March 31, 2006:

Promissory note payable secured by a vehicle of the Company having a carrying value of $7,784 at March 31, 2006, bearing interest at
10.16% per annum, due in monthly principal and interest payments of
$553, maturing on October 28, 2007.	$9,672

Promissory note payable secured by a vehicle of the Company having a
Carrying value of $10,992 at March 31, 2006, bearing no interest, due in monthly principal and interest payments of $349, maturing
on November 14, 2008.	11,167

20,839

Less amounts due within one year	10,115

Long-term portion of Notes payable	$10,724

As of March 31, 2006, principal payments on the Notes payable are as follows:

2006	$7,529
2007	9,471
2008	3,839

$20,839

10.   SECURED CONVERTIBLE DEBENTURES

On April 2, 2004, the Company issued a Secured Convertible Debenture to Cornell Capital Partners, LP in the principal amount of $250,000. The Secured Convertible Debenture is convertible into shares of the Company’s common stock at a price per share that is equal to the lesser of: (i) an amount equal to 120% of the closing bid price of our common stock as of the date of the convertible debenture or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of our common stock for the five trading days immediately preceding the conversion date. The Secured Convertible Debenture accrues interest at a rate of 5% per year and is convertible at the holder’s option. The Secured Convertible Debenture has a term of two (2) years. At the Company’s option, the Secured Convertible Debenture may be paid in cash or converted into shares of common stock unless converted earlier by the holder. Except after an event of default, as set forth in the Secured Convertible Debenture, Cornell Capital Partners, LP is not entitled to convert such debenture for a number of shares of common stock of the Company in excess of that number of shares which, upon giving effect to the debenture if such conversion would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliated to exceed 4.99% of the outstanding shares of common stock of the Company. The Company has the right to redeem with fifteen (15) business days advance notice, a portion or all of the outstanding Secured Convertible Debenture. The redemption price shall be one hundred twenty (120%) of the redeemed amount plus accrued interest. In addition, if the Company avails itself of the redemption right, the Company shall, concurrent with the redemption, issue warrants to the holder at a rate of 50,000 per $100,000 redeemed on a pro-rata basis. The exercise price of the warrants shall be 120% of the closing bid price of common stock on the closing date. The warrants shall have “piggy-back” and demand registration rights and shall have a term of two (2) years from the closing date.

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	SECURED CONVERTIBLE DEBENTURES (continued)

On July 23, 2004, the Company issued a second Secured Convertible Debenture to Cornell Capital Partner, LP in the principal amount of $125,000. The Secured Convertible Debenture has a term of 2 years with all the same terms and conditions of the first Secured Convertible Debenture issued on April 2, 2004.

Secured convertible debentures consist of the following as of March 31, 2006:

Secured convertible debenture secured by all assets of the Company,
bearing interest at 5% per annum, maturing on April 2, 2006.	$144,610

Secured convertible debenture secured by all assets of the Company,
bearing interest at 5% per annum, maturing on July 28, 2006.	125,000

269,610

Less amounts due within one year:	269,610

Long-term portion of Secured convertible debentures	$–

As of March 31, 2006, principal payments on the Secured convertible debentures are as follows:

2006	$299,610

The following table represents conversions by Cornell Capital Partners LP under the terms of the Secured Convertible Debentures from inception through March 31, 2006 for common stock, which shares were registered with the Securities and Exchange Commission in a registration statement on Form SB-2:

Conversion Notice Date	Date of Conversion	Conversion $ Amount	Conversion $ Per Share Price	Number of Shares
February 15, 2005	March 3, 2005	$10,000	0.0128	781,250
March 8, 2005	March 24, 2005	10,000	0.0082	1,219,512
June 21, 2005	July 15, 2005	10,000	0.0028	3,571,429
August 3, 2005	September 13, 2005	10,000	0.0025	4,000,000
September 19, 2005	September 19, 2005	10,000	0.0046	2,173,913
October 19,2005	October 19, 2005	10,000	0.0026	3,773,585
November 14, 2005	November 14, 2005	10,000	0.0023	4,347,826
December 7, 2005	December 7, 2005	5,390	0.0018	2,994,444

		$75,390		22,861,959

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	SECURED CONVERTIBLE DEBENTURES (continued)

The following table represents conversions by Cornell Capital Partners LP under the terms of the Secured Convertible Debentures from inception through March 31, 2006 for restricted common stock:

Conversion Notice Date	Date of Conversion	Conversion $ Amount	Conversion $ Per Share Price	Number of Shares
January 6, 2006	February 2, 2006	$10,000	0.0016	6,250,000
February 10, 2006	March 7, 2006	10,000	0.0032	3,125,000
March 1, 2006	March 7,2006	10,000	0.0032	3,125,000

		$30,000		12,500,000

As of March 31, 2006, loan fees associated with the Secured Convertible Debentures of $2,550 (net of $59,950 amortization expense) were included in other assets, totaling $9,518. See Note 14. SUBSEQUENT EVENTS for discussion of default regarding the Secured Convertible Debenture due on April 1, 2006.

11.   STANDBY EQUITY DISTRIBUTION AGREEMENT

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

In addition, the Company issued 3,625,000 shares of the Company’s common stock in April 2004 for commitment fees totaling $290,000 related to the Standby Equity Distribution Agreement that was effective August 6, 2004, the date the Company’s registration statement on Form SB-2 was declared effective by the Securities and Exchange Commission. The commitment fees are being amortized to additional paid in-capital over the term of the Standby Equity Distribution Agreement. The Company also issued an additional 517,857 shares of the Company’s common stock in April 2004 to Cornell Capital Partners, LP in relation to the commitment fees which exceeded the agreed upon fees of $290,000. Cornell Capital Partners, LP agreed to return the shares and accordingly, the Company recorded an other receivable related to the issuance of common stock totaling $41,429. As originally stated in the Company’s audited financial statements for the year ended December 31, 2004, “other receivable related to issuance of common stock” was stated as $207,143, or an overstatement of $165,714. This overstatement was a result of a different stock price used in the calculation of the $290,000 loan fee between the Company and Cornell Capital Partners, LP. March 31, 2005. This difference was resolved in the first quarter of 2005, and the Company made the reclassification from other receivable related to the issuance of common stock to additional paid -in capital for the quarter ended March 31, 2005. On June 15, 2005, Cornell Capital Partners, LP returned the 517,857 shares and was reflected on the face of the of the Statement of Stockholders’ Deficit as activity during the quarter ended June 30, 2005. As of March 31, 2006, the Company had not taken any advances under the Standby Equity Distribution Agreement. The Standby Equity Distribution Agreement expires on August 6, 2006.

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.   COMMITMENTS AND CONTINGENCIES

Consulting Agreement – The Company entered into a two-year consulting agreement effective January 1, 2005, for management and strategic services. The consulting agreement calls for payments of $6,000 per month and provides for warrants to purchase 28,571,428 shares of the Company’s common stock. The exercise price of the warrants is $.007 per share, which equaled the bid/ask price of the Company’s common stock on January 1, 2005, the effective date of the agreement. The right to exercise the warrants shall vest in four equal tranches of 7,142,857 common shares at six months, twelve months, eighteen months, and twenty-four months. The warrants expiration date is twenty-four months after the vest date. Further, the warrants have “piggy-back” registration rights and provide for either a cash or cashless exercise. The cashless exercise provision provides for a discount in the amount of shares provided at exercise based on a formula that takes into account as one of its factors the average of the closing sale price on the common stock for five trading days immediately prior to but not including the date of exercise. The Company can terminate the consulting agreement at any time for “Cause” as defined in the consulting agreement. The consultant may terminate the consulting agreement at any time for non-payment of monies due, and such condition remains uncured for a period of sixty days. If the Company terminates the consultant during the term of the agreement without “Cause”, the right to exercise all warrants will vest immediately. The Company calculated the total fair value of the stock options as $198,643 using the Black-Scholes model. For the three months ended March 31, 2006, the Company recognized $25,910 as compensation expense related to the stock options. As of March 31, 2006, the rights to exercise 14,285,714 warrants had vested under the consulting agreement and none of the warrants had been exercised.

Property Lease Agreement– The Company operates from a leased facility in which the Company’s Chief Executive Officer has an ownership interest. The lease is non-cancelable and calls for an annual base rent of approximately $115,000 plus sales tax with a 10% base rent increase every five (5) years. The lease expires in April 2013, and has three 5-year renewal options. In addition, up to $15,000 in real estate taxes is provided for in the base rental payment. Any real estate taxes over and above $15,000 are billed as additional rent to the Company and included in rent expense. For the three months ended March 31, 2006, and 2005, total rent expense for the leased facility was $30,475 and $30,475, respectively. Additionally, the Company is responsible for all other operating expenses on the property such as insurance, repairs and maintenance, etc. as the lease is termed a triple net lease. The triple net expenses are recorded to the applicable expense accounts on the Company’s statement of operations. As of March 31, 2006, the Company was in arrears on property lease payments by $30,425. The Company is making reduced rental payments, with the intention to bring the liability current by mid 2006. The landlord continues to work with the Company under this arrangement and has not issued a notice of default as a result.

Equipment Lease Agreement– The Company leases various office equipment under either a month-to-month basis or under an operating lease. Currently there is one non-cancelable operating lease for an office copier at a rate of $313 per month plus sales tax. The lease expires in August 2009.

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.   COMMITMENTS AND CONTINGENCIES (continued)

Future minimum lease payments required under the property lease and the equipment lease as of March 31, 2006, are as follows:

2006	$124,834
2007	125,878
2008	125,878
2009	124,552
2010	121,900
Thereafter	284,433

$907,475

13.   INCOME TAXES

The net deferred tax asset at March 31, 2006 was $24,206 and is recorded as $7,597 in current assets, and $16,609 in non-current assets. At March 31, 2006, the Company had a federal operating loss carryforward of $315,057. This operating loss carryforward is available to offset future taxable income over the next nineteen years. The Company anticipates utilization of approximately $42,000 of the net operating loss carryforward for the year ended 2005. Due to a change in management’s estimate of the utilization of the operating loss carryforward at the end of 2005, the valuation allowance was decreased from $50,052 (100% of the 2004 net deferred tax asset) in 2004 to $24,206 (50% of the 2005 net deferred tax asset) in 2005. In assessing the likelihood of the utilization of existing deferred tax assets, management has considered the historical results of operations and the current operating environment. As of March 31, 2006, Management believes that future taxable income will be sufficient to utilize the net deferred tax asset of $24,206. As a result there has been no change to the net deferred asset from December 31, 2005 to March 31, 2006.

14.   SUBSEQUENT EVENTS

On April 2, 2006, the first Secured Convertible Debenture due to Cornell Capital Parners, LP having an outstanding principal balance of $144,610 matured. The Secured Convertible Debenture was neither redeemed in shares, nor paid off by the Company due to cash constraints. As a result, the Company is in contact with Cornell Capital Partners, LP about the matter. No official notice of default has been issued and the Company is currently seeking a third party to buy-out both of the Secured Convertible Debentures held by Cornell Capital Partners, LP with the total outstanding principal balance of $269,610. Our obligations under the Secured Convertible Debentures issued to Cornell Capital Partners, LP are secured by all of our assets. As a result, under the terms of default, Cornell Capital Partners LP can foreclose its security interest and liquidate all of the assets of the Company. This would force us to cease our operations.

On April 28, 2006 the Company received a purchase order and required deposit toward an approximate $800,000 sale of a complete dive system with hyperbaric support. The system is to be delivered by the end of August 2006. Revenue on the contract sale is expected to be recognized under the percentage-of-completion method.

On May 3, 2006, Cornell Capital Partners, LP issued a conversion notice in the amount of $59,110, representing a conversion under the terms of the Secured Convertible Debenture. Accordingly, based on a conversion price of $.0088, Cornell Capital Partners, LP will be issued 6,717,045 shares of restricted common stock.

ITEM 2. MANAGEMENT’S PLAN OF OPERATION AND DISCUSSION AND ANALYSIS

Introductory Statements

Information included or incorporated by reference in this filing may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

This filing contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our Company’s growth strategies, (c) our Company’s future financing plans and (d) our Company’s anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this prospectus generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this filing generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

Overview

United Companies Corporation, (referred to herein as “United” or “the Company”), a Nevada corporation, entered into a Share Exchange Agreement, dated March 23, 2004, by and among United, Trebor Industries, Inc., d/b/a Brownie’s Third Lung, a Florida corporation (referred to herein as “Trebor”), and Robert Carmichael. Pursuant to the Share Exchange Agreement, Mr. Carmichael exchanged 377 shares of common stock, par value $1.00 per share, of Trebor, which constituted all of the issued and outstanding shares of capital stock of Trebor, for 95,000,000 shares of common stock, par value $0.001 per share, of United. Pursuant to the Share Exchange Agreement, Trebor became a wholly-owned subsidiary of United.

Since April 16, 2004, Mr. Carmichael has served as President, Acting Principal Accounting Officer and Acting Chief Financial Officer of the Company. From March 23, 2004 to April 26, 2004, Mr. Carmichael served as United’s Executive Vice-President and Chief Operating Officer. Mr. Carmichael has operated Trebor as its President since 1986. He is the holder or co-holder of numerous patents that are used by Trebor and several other major players in the diving industry. Prior to the share exchange transaction with Trebor, United had no on-going operations. United had been seeking potential operating businesses and business opportunities, with the intent to acquire or merge with such businesses.

On February 12, 2002, United filed with the Securities and Exchange Commission a Form S-4 Proxy Statement and Registration Statement in conjunction with Avid Sportswear & Golf Corp., a Nevada corporation (“Avid”), describing a proposed merger of Avid with and into Merger Co., a wholly-owned subsidiary of United (“Merger Co.”). On January 28, 2003, the Commission declared the Form S-4 Proxy Statement and Registration Statement effective. At a special meeting of Avid shareholders held on February 20, 2003, the shareholders approved (i) the Merger Agreement, dated June 18, 2002, by and among Avid, United and Merger Co. and (ii) the related Articles of Merger. Merger Co. became the surviving entity and assumed all of Avid’s assets and liabilities. At the time of the merger, outstanding shares of Avid common stock were converted automatically into shares of United common stock on a fifty (50) for one (1) basis. In the opinion of Avid’s management, the excess of Avid’s liabilities over its assets and the lack of available funding made any other acquisition or merger, other than the merger with Merger Co., unlikely.

Effective March 23, 2004, United sold all of its ownership interest in its wholly-owned subsidiary, Merger Co., to Gateway Connections Limited, an international business company formed under the laws of Belize.

Through Trebor, the Company designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and Nitrox Generation Systems, and scuba and water safety products. Through Trebor, United sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility in Fort Lauderdale, Florida. The Company does business as (dba) Brownie’s Third Lung, the dba name of Trebor.

Financial Performance

United has a history of losses. Trebor acquired by share exchange on March 23, 2004, has historically had both profitable and unprofitable years. For the years ended December 31, 2005 and 2004, United sustained losses of $96,310 and $510,922, respectively, which includes United’s wholly-owned subsidiary Trebor. For the three months ended March 31, 2006, United had a net loss of $9,527.

Results Of Operations For The Three Months Ended March 31, 2006, As Compared To The Three Months Ended March 31, 2005

Net Revenues. For the three months ended March 31, 2006, we had net revenues of $702,738 as compared to net revenues of $690,341 for the three months ended March 31, 2005, an increase of $12,397 or 1.80%. This increase is primarily attributable to sales price increases instituted in the third and fourth quarter of 2005.

Cost of Net Revenues. For the three months ended March 31, 2006, we had cost of net revenues of $436,680, as compared with cost of net revenues of $492,230 for the three months ended March 31, 2005, a decrease of $55,550 or 11.29%. This decrease is primarily attributable to a decline in cost of material sold of approximately $52,000. This decline is the result of lower raw material prices achieved through buying from alternative vendors and in larger quantities at discounted prices, and an approximately $40,000 engineering service sale during the period that was 100% labor cost, with no associated material cost.

Gross Profit. For the three months ended March 31, 2006, we had a gross profit of $266,058, as compared to gross profit of $198,111 for the comparable period in 2005, an increase of $67,947 or 34.30%. This increase is primarily attributable to an increase in sales prices and a decrease in cost of material sold.

Operating Expense. For the three months ended March 31, 2006, we had total operating expenses of $251,236, as compared to total operating expenses of $243,864 for the three months ended March 31, 2005, an increase of $7,372 or 3.02%. This increase is attributable to a decrease in research and development expense of $1,697 and an increase in other operating costs of $9,069. The net increase in other operating costs for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005, is comprised mainly of approximately $9,000 of higher insurance liability cost due to increased premium rates effective July 1, 2005, an approximately $8,000 net increase in payroll expense, primarily a result of hiring a public relations and marketing professional at the beginning of 2006, offset by a decrease in legal expense of about $10,000, a decrease in advertising and trade show expenses of about $6,500, and various net decreases in multiple other operating expense accounts. The Company continues to focus on implementing cost cutting measures in various areas to improve profitability and cash flows. Research and Development (R&D) cost has predominantly been an allocation of in-house labor from its various functional categories to R&D for time spent in this area. Therefore, the reason for the slight decline in R&D expense for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, was that in line with cost cutting measures and to focus on profits and cash flows, labor was utilized more in the area of generating revenue rather than on R&D.

Interest Expense. For the three months ended March 31, 2006, we had interest expense of $20,042, as compared to $22,602 for the three months ended March 31, 2005, a decrease of $2,560 or 11.33%. This decrease is primarily attributable to the payoff of one loan on a Company vehicle that was sold in April 2005 and declining principal balances on the remaining outstanding notes payable.

Net Loss. For the three months ended March 31, 2006, we had a net loss of $9,527, as compared to a net loss of $70,395 for the three months ended March 31,2005, a decrease in net loss of $60,868 or 86.47%. The decrease is primarily attributable to the increase in Gross Profit and the decrease in Operating Expenses in the first quarter of 2006 as compared to the first quarter of 2005.

Liquidity And Capital Resources

As of March 31, 2006, we had cash and current assets of $626,799. As of March 31, 2006, we had current liabilities of $1,025,939, consisting primarily of accounts payable and accrued liabilities of $531,703, lease payable - related party of $30,425, customer deposits of $91,253, other liabilities of $36,972, royalties payable - related parties of $25,540, notes payable - current portion of $10,115, notes payable - current portion - related parties of $30,321, and secured convertible debentures of $269,610. As of March 31, 2006, we had a working capital deficit of $399,140. Management believes that external financing will be necessary to fund some of our operations for the foreseeable future.

On April 2, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically issue and sell shares of our common stock for a total purchase price of $5 million. If we request advances under the Standby Equity Distribution Agreement, Cornell Capital Partners, LP will purchase shares of common stock of United for 95% of the lowest closing bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the advance notice date. Cornell Capital Partners, LP will retain 5% of each advance under the Standby Equity Distribution Agreement. We may not request advances in excess of a total of $5 million. The maximum of each advance is equal to $100,000, and up to a maximum of $400,000, in the aggregate, in any thirty-day period. As of March, 31, 2006, we had not taken any advances under the Standby Equity Distribution Agreement. The Standby Equity Distribution Agreement expires on August 6, 2006.

As of April 2, 2004, we issued a Secured Convertible Debenture to Cornell Capital Partners, LP in the principal amount of $250,000. The Secured Convertible Debenture is convertible into shares of our common stock as a price per share that is equal to the lesser of: (i) an amount equal to 120% of the closing bid price of our common stock as of the date of the convertible debenture or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of our common stock for the five trading days immediately preceding the conversion date. The Secured Convertible Debenture accrues interest at a rate of 5% per year and is convertible at the holder’s option. The Secured Convertible Debenture has a term of two (2) years. At United’s option, the Secured Convertible Debenture may be paid in cash or converted into shares of our common stock unless converted earlier by the holder. Except after an event of default, as set forth in the Secured Convertible Debenture Agreement, Cornell Capital Partners, LP is not entitled to convert such Secured Convertible Debenture for a number of shares of common stock of United in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliated to exceed 4.99% of the outstanding shares of common stock of United. On July 23, 2004, we issued a second Secured Convertible Debenture in the principal amount of $125,000, with the same terms and conditions as the Secured Convertible Debenture issued on April 2, 2004, as described above. On April 2, 2006, the first Secured Convertible Debenture having an outstanding principal balance of $144,610 matured and was neither redeemed in shares, nor paid off. United is in contact with Cornell Capital Partners, LP about the matter, and is currently seeking a third party to buy-out both of the Secured Convertible Debentures held by Cornell Capital Partners, LP. Under the terms of these Secured Convertible Debentures, Cornell Capital Partners, LP can foreclose on its security interest and liquidate all of the assets of the Company. This would force us to cease our operations.

Certain Business Risks

The Company is subject to various risks, which may materially harm its business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase the Company’s common stock. These are not the only risks and uncertainties that the Company faces. If any of these risks or uncertainties actually occur, the Company’s business, financial condition or operating results could be materially harmed. In that case, the trading price of the Company’s common stock could decline and you could lose all or part of your investment.

We Have Historically Lost Money And Losses May Continue In The Future

On March 23, 2004, United entered into a share exchange transaction with Trebor and Robert Carmichael. Pursuant to this share exchange transaction, United acquired all of the issued and outstanding capital stock of Trebor and Trebor became a wholly owned subsidiary of United. Trebor designs, manufactures and sells both retail and wholeseale surface-supplied air units for the recreational diving industry, yacht based scuba air compressor and Nitrox Generation Systems, and scuba and water safety products. United has a history of losses. Historically, Trebor has had both profitable and unprofitable years. As of March 31, 2006, we had an accumulated deficit of $1,716,428. For the three months ended March 31, 2006, we incurred a net loss of $9,527. For the year ended December 31, 2005 we incurred a net loss of $96,310. For the year ended December 31, 2004 we incurred a net loss of $510,922.

If we are not successful in reaching and maintaining profitable operations, we may not be able to attract sufficient capital to continue our operations. Our inability to obtain adequate financing will result in the need to curtail business operations and will likely result in a lower stock price. Our ability to take advances under our $5 million Standby Equity Distribution Agreement with Cornell Capital Partners, LP will expire on August 6, 2006.

We May Need To Raise Additional Capital To Finance Operations

As of March 31, 2006 we had $11,784 of cash on hand and our total current assets were $626,799. Our current liabilities were $1,025,939 as of March 31, 2006. We may need to raise additional capital to fund our anticipated operating expenses. Among other things, external financing may be required to cover our operating costs. Unless we obtain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. As of May 1, 2006, we estimate that we will require $1 million to fund our anticipated operating expenses for the next twelve months if we maintain sales growth at the same rate. To step up sales growth at a more aggressive rate, we would require approximately $1.5 to $2.5 million to fund our anticipated operating expenses for the next twelve months. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On March 31, 2006 Were Not Sufficient To Satisfy Our Current Liabilities

We had a working capital deficit $399,140 at March 31, 2006, which means that our current liabilities as of that date exceeded our current assets by $399,140. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on March 31, 2006 were not sufficient to satisfy all of our current liabilities on that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit we may have to raise capital or debt to fund the deficit.

Our Obligations Under The Secured Convertible Debentures Issued to Cornell Capital Partners, LP Are Secured By All Of Our Assets

Our obligations under the Secured Convertible Debentures in the principal amount of $269,610 issued to Cornell Capital Partners,  LP are secured by all of our assets. As a result, if we default under the terms of these Secured Convertible Debentures, Cornell Capital Partners, LP could foreclose its security interest and liquidate all of the assets of the Company. This would force us to cease our operations. On April, 2, 2006, the first Secured Convertible Debenture having an outstanding principal balance amount of $144, 610 matured and was neither redeemed in shares, or paid off. Under the terms of the Secured Convertible Debenture, Cornell Capital Partners, LP can foreclose on its security interest and liquidate all of our assets.

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

Our Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly

Our common stock is traded on the Over-the-Counter Bulletin Board. Prior to this offering, there has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Thinly traded common stock can be more volatile than common stock traded in an active public market. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

Our Common Stock Is Deemed To Be “Penny Stock,” Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

•  With a price of less than $5.00 per share;

•  That are not traded on a “recognized” national exchange;

•  Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

•  In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

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

Effective January 1, 2005, the Company entered into a two-year consulting agreement with one of the consultants as referred to above for management and strategic services. The consulting agreement calls for a monthly consulting fee and provides for warrants to purchase 28,571,428 shares of the Company’s common stock. The exercise price of the warrants is $.007 per share, which equaled the closing price of the Company’s Common stock on January 1, 2005, the effective date of the agreement. The rights to exercise the warrants shall vest in four equal tranches of 7,142,857 current shares at six months, twelve months, eighteen months, and twenty-four months. The Company can terminate the consulting agreement at any time for “Cause” as defined in the consulting agreement. The consultant may terminate the consulting agreement at any time for non-payment of monies due, and such condition remains uncured for a period of sixty days. As of March 31, 2006, 14,285, 714 warrants had vested with none being exercised.

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

Dependence On Consumer Spending

The success of the products in the Brownie’s Third Lung and Brownie’s Tank Fill lines depend largely upon a number of factors related to consumer spending, including future economic conditions affecting disposable consumer income such as employment, business conditions, tax rates, and interest rates. In addition our opportunities are highly dependent upon the level of consumer spending on recreational marine accessories and dive gear, discretionary spending items. There can be no assurance that consumer spending in general will not decline, thereby adversely affecting our growth, net sales and profitability or that our business will not be adversely affected by future downturns in the economy, boating industry, or dive industry. If consumer spending on recreational marine accessories and dive gear declines, we could be forced to curtail or cease operations.

Government Regulations May Impact Us

The SCUBA industry is self-regulating; therefore, Brownie’s is not subject to government industry specific regulation. Nevertheless, Brownie’s strives to be a leader in promoting safe diving practices within the industry and is at the forefront of self-regulation through responsible diving practices. Brownie’s is subject to all regulations applicable to “for profit” companies as well as all trade and general commerce governmental regulation. All required federal and state permits, licenses, and bonds to operate its facility have been obtained. There can be no assurance that our operations will not be subject to more restrictive regulations in the future, which could force us to curtail or cease operations.

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

ITEM 3. CONTROLS AND PROCEDURES

(A) Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer/Principal Accounting Officer has concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the of period covered.

(B) Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s last fiscal quarter, the Company’s Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On April 2, 2006, the first Secured Convertible Debenture due to Cornell Capital Parners, LP having an outstanding principal balance of $144,610 matured. The Secured Convertible Debenture was neither redeemed in shares, nor paid off by the Company. The Company is in contact with Cornell Capital Partners, LP about the matter, and is currently seeking a third party to buy-out both of the Secured Convertible Debentures held by Cornell Capital Partners, LP with the total outstanding principal balance of $269,610. Our obligations under the Secured Convertible Debentures issued to Cornell Capital Partners, LP are secured by all of our assets. As a result, under the terms of default, Cornell Capital Partners, LP can foreclose on its security interest and liquidate all of the assets of the Company. This would force us to cease our operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Not applicable.

Item 6. Exhibits, Lists And Reports On Form 8-K

(a) Exhibits.

EXHIBIT NO.	DESCRIPTION	LOCATION
2.2	Merger Agreement, dated June 18, 2002 by and among United Companies Corporation, Merger Co., Inc. and Avid Sportswear & Golf Corp.	Incorporated by reference to Exhibit 2.02 to Avid Sportswear & Golf Corp.’s Amendment No. 1 to Form S-4 filed June 24, 2002

2.3	Articles of Merger of Avid Sportswear & Golf Corp. with and into Merger Co., Inc.	Incorporated by reference to Exhibit 2.03 to Avid Sportswear & Golf Corp.’s Amendment No. 1 to Form S-4 filed June 24, 2002

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.05 to United Companies Corporation’s Amendment No. 1 to Form S-4 filed June 24, 2002

3.2	Bylaws	Incorporated by reference to Exhibit 3.04 to the Registration Statement on Form 10-SB

10.1	Share Exchange Agreement, dated March 23, 2004 by and among United, Trebor Industries, Inc. and Robert Carmichael	Incorporated by reference to Exhibit 16.1 to Current Report on From 8-K filed April 9, 2004

10.2	Securities Purchase Agreement, dated April 2, 2004 by and between United and Cornell Capital Partners, L.P.	Incorporated by reference to Exhibit 10.2 to United Companies Corporation’s Registration Statement on Form SB-2 filed July 16, 2004

10.3	Investor Registration Rights Agreement, dated April 2, 2004 by and between United and Cornell Capital Partners, L.P.	Incorporated by reference to Exhibit 10.3 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.4	Security Agreement, dated April 2, 2004 by and between United and Cornell Capital Partners, L.P.	Incorporated by reference to Exhibit 10.4 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.5	Irrevocable Transfer Agent Instructions, dated April 2, 2004, by and among United, Cornell Capital Partners, L.P. and First American Stock Transfer	Incorporated by reference to Exhibit 10.5 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.6	Escrow Agreement, dated April 2, 2004 by and among United, Cornell Capital Partners, L.P. and Butler Gonzalez, LP	Incorporated by reference to Exhibit 10.6 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.7	Form of Secured Convertible Debenture	Incorporated by reference to Exhibit 10.7 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.8	Form of Warrant	Incorporated by reference to Exhibit 10.8 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.9	Standby Equity Distribution Agreement, dated April 2, 2004 by and between United and Cornell Capital Partners, L.P.	Incorporated by reference to Exhibit 10.9 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.10	Registration Rights Agreement, dated April 2, 2004 by and between United and Cornell Capital Partners, L.P.	Incorporated by reference to Exhibit 10.10 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

EXHIBIT NO.	DESCRIPTION	LOCATION
10.11	Escrow Agreement, dated April 2, 2004 by and among United, Cornell Capital Partners, L.P. and Butler Gonzalez, LP	Incorporated by reference to Exhibit 10.11 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.12	Placement Agent Agreement, dated April 2, 2004, by and among United, Cornell Capital Partners, L.P. and Newbridge Securities Corporation	Incorporated by reference to Exhibit 10.12 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.13	Irrevocable Transfer Agent Instructions, dated April 2, 2004 by and among United, Cornell Capital Partners, L.P. and First American Stock Transfer	Incorporated by reference to Exhibit 10.13 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.14	Two Year Consulting Agreement with Jeff Morris effective January 1, 2005 for Management and Strategic Services and Warrants issued in conjunction with the same.	Incorporated by reference to Exhibit 10.14 to Current Report on Form 8-K filed on March 11, 2005.

10.15	Promissory Note, dated February 15, 2005, principal amount of $54,998.00 payable to Robert M. Carmichael.	Incorporated by reference to Exhibit 10.15 to United Companies Corporation's 10QSB for the quarter ended March 31, 2005 filed May 13, 2005.

10.16	Prommissory Note, dated March 7, 2005, in the principal amount of $205,296.53 payable to 940 Associates, Inc.	Incorporated by reference to Exhibit 10.16 to United Companies Corporation's 10QSB for the quarter ended March 31, 2005 filed May 13, 2005.

10.17	Prommissory Note, dated March 7, 2005, in the principal amount of $447,111.13 payable to Robert M. Carmichael.	Incorporated by reference to Exhibit 10.17 to United Companies Corporation's 10QSB for the quarter ended March 31, 2005 filed May 13, 2005.

10.18	Non-Exclusive License Agreement - BC Keel Trademark	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.19	Non-Exlusive License Agreement - Bouyancy Compensator (and Dive Belt) Weight System	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.20	Exclusive License Agreeement - Brownie's Third Lung, Brownie's Public Safety, Tankfill, and Related Trademarks and Copyrights	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.21	Non-Exclusive License Agreement - Drop Weight Dive Belt	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.22	Non-Exclusive License Agreement - Garment Integrated or Garment Attachable Flotation Aid and/or PFD	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

EXHIBIT NO.	DESCRIPTION	LOCATION
10.23	Non-Exclusive License Agreement - Inflatable Dive Market and Collection Bag	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.24	Non-Exclusive License Agreement - SHERPA Trademark and Inflatable Flotation Aid/Signal Device Technology	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.25	Non-Exclusive License Agreement - Tank- Mounted Weight, BC or PFD-Mounted Trim Weight or Trim Weight Holding System	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.26	Exclusive License Agreement - Brownie’s Third Lung and Related Trademarks and Copyright	Incorporated by reference to Exhibit 10.26 to United Companies Corporation’s 10KSB for the year ended December 31, 2005 filed March 30, 2006.

31.1	Certification Pursuant to Section 302	Provided herewith
31.2	Certification Pursuant to Section 302	Provided herewith

32.1	Certification Pursuant to Section 1350	Provided herewith
32.2	Certification Pursuant to Section 1350	Provided herewith

(b) Reports On Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2006
UNITED COMPANIES CORPORATION

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael President, Chief Executive Officer,
Chief Financial Officer, and Principal Accounting Officer