Form 10QSB
period 2006-06-30
UNITED COMPANIES CORP
filed 2006-08-14
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(MARK ONE)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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
Yes ☐ No ☒

There were 155,687,722 shares of common stock outstanding as of August 1, 2006.

PART I
ITEM 1. FINANCIAL STATEMENTS

Financial Information

UNITED COMPANIES CORPORATION
BALANCE SHEET
JUNE 30, 2006
(UNAUDITED)

ASSETS

Current assets
Cash	$257,116
Accounts receivable, net of $27,000 allowance for doubtful accounts	115,170
Inventory	431,787
Prepaid expenses and other current assets	46,185
Deferred tax asset, net - current	50,233
Total current assets	900,491

Fixed assets, net	30,495

Deferred tax asset, net - non-current	10,080
Other assets	6,968

Total assets	$948,034

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$447,710
Customer deposits	40,711
Royalties payable - related party	35,719
Loan payable	266,000
Other liabilities	45,145
Billings in excess of costs and estimated earnings on uncompleted contract	28,251
Notes payable - current portion	10,267
Notes payable - related parties - current portion	20,045
Total current liabilities	893,848

Long-term liabilities
Notes payable - long-term portion	8,099
Notes payable - related parties - long-term portion	643,711

Total liabilities	1,545,658

Commitments and contingencies

Stockholders' deficit
Common stock; $0.001 par value; 250,000,000 shares authorized
155,687,722 shares issued and outstanding	155,688
Additional paid-in capital	542,480
Accumulated deficit	(1,295,792)
Total stockholders' deficit	(597,624)

Total liabilities and stockholders' deficit	$948,034

See Accompanying Notes to Financial Statements

UNITED COMPANIES CORPORATION
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenues	$1,374,273	$856,721	$2,077,010	$1,547,063

Cost of revenues	790,807	494,120	1,227,487	986,350

Gross profit	583,466	362,601	849,523	560,713

Operating expenses
Research and development costs	190	—	3,031	5,572
Selling, general and administrative	269,189	255,393	517,583	493,685
Total operating expenses	269,379	255,393	520,614	499,257

Income from operations	314,087	107,208	328,909	61,456

Other (income) expenses
Other (income) expense	(89,208)	21,233	(84,901)	23,274
Interest expense	18,766	21,983	38,808	44,585
Total other (income) expenses	(70,442)	43,216	(46,093)	67,859

Net income (loss) before provision for income taxes	384,529	63,992	375,002	(6,403)

Provision for income tax benefit	36,107	—	36,107	—

Net income (loss)	$420,636	$63,992	$411,109	$(6,403)

Basic income per common share	$0.00	$0.00	$0.00	$0.00
Diluted income per common share	$0.00	$0.00	$0.00	$0.00

Basic weighted average common
shares outstanding	151,775,587	116,036,285	147,031,438	115,266,779
Diluted weighted average common
shares outstanding	183,279,595	116,036,285	250,000,000	115,266,779

See Accompanying Notes to Financial Statements

UNITED COMPANIES CORPORATION
STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid-in	Commitment Fees Related to Standby Equity Distribution	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Agreement	Deficit	Deficit

Balance, December 31, 2005	136,470,677	$136,471	$616,489	$(86,205)	$(1,706,901)	$(1,040,146)

Conversion of Secured Convertible Debenture to common stock pursuant to the Securities Purchase Agreement dated April 4, 2004	12,500,000	12,500	17,500	—	—	30,000

Amortization of commitment fees related to Standby Equity Distribution Agreement	—	—	(35,753)	35,753	—	—

Consulting expense recognized for stock warrants issued in conjunction with the consulting agreement effective January, 2005	—	—	25,910	—	—	25,910

Net loss	—	—	—	—	(9,527)	(9,527)

Balance, March 31, 2006 (Unaudited)	148,970,677	148,971	624,146	(50,452)	(1,716,428)	(993,763)

Conversion of Secured Convertible Debenture to common stock pursuant to the Securities Purchase Agreement dated April 4, 2004	6,717,045	6,717	52,393	—	—	59,110

Amortization of commitment fees related to Standby Equity Distribution Agreement	—	—	(50,452)	50,452	—	—

Consulting expense recognized for stock warrants issued in conjunction with the consulting agreement effective January, 2005	—	—	25,910	—	—	25,910

Extinguishment of Secured Convertible Debentures on June 2, 2006	—	—	(109,517)	—	—	(109,517)

Net income	—	—	—	—	420,636	311,119

Balance, June 30, 2006 (Unaudited)	155,687,722	$155,688	$651,997	$—	$(1,295,792)	$(597,624)

See Accompanying Notes to Financial Statements

UNITED COMPANIES CORPORATION
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$411,109	$(6,403)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	17,223	28,021
Stock based compensation	51,820	51,821
Change in deferred tax asset	(36,107)	—
Gain on extinguishment of secured convertible debentures	(109,517)	—
Loss on disposal of fixed assets	—	2,941
Changes in operating assets and liabilities:
Change in accounts receivable, net	(62,552)	(33,535)
Change in inventory	92,700	41,303
Change in prepaid expenses and other current assets	(122,819)	(44,391)
Change in other assets	—	8,198
Change in accounts payable and accrued liabilities	853	(38,774)
Change in lease payable - related party	(18,950)	—
Change in customer deposits	(88,420)	27,861
Change in billings in excess of costs and estimated
earnings on uncompleted contract	28,251	—
Change in other liabilities	12,485	12,382
Change in royalties payable - related parties	18,154	—
Net cash provided by operating activities	194,230	49,424

Cash flows from investing activities:
Proceeds from sale of fixed asset	—	17,434
Purchase of fixed assets	—	(4,154)
Net cash provided by investing activities	—	13,280

Cash flows from financing activities:
Change in due to related parties	—	4,484
Proceeds from borrowings on notes payable - related parties	—	8,012
Proceeds from borrowings on loan payable	266,000
Principal payments on notes payable	(4,911)	(25,870)
Principal payments on notes payable - related parties	(18,048)	(7,748)
Principal payments on secured convertible debentures	(210,500)	—
Net cash provided (used) by financing activities	32,541	(21,122)

Net change in cash	226,771	41,582

Cash, beginning of period	30,345	2,328

Cash, end of period	$257,116	$43,910

Supplemental disclosure of cash flow information:
Cash paid for interest	$67,711	$17,575

Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash financing activities
Conversion of Convertible Debenture into Stock as provided
in Stock Purchase Agreement	$89,110	$20,000

Amortization of loan fees related to Standby Equity
Distribution Agreement	$86,205	$71,904

Common stock issued/revalued/redeemed for other receivable	$—	$(207,143)

See Accompanying Notes to Financial Statements

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

The results of operations for the interim periods shown in this report re not necessarily indicative of the results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

History– United Companies Corporation (UCC) was incorporated under the laws of Nevada on November 26, 2001, with authorized common stock of 250,000,000 shares with a par value of $0.001.

On March 23, 2004, UCC consummated an agreement to acquire all of the outstanding capital stock of Trebor Industries, Inc., dba Brownies Third Lung, in exchange for 95,000,000 shares of the Company’s common stock (“the UCC Transaction”). Prior to the UCC Transaction, UCC was a non-operating public shell company with no operations, nominal assets, accrued liabilities totaling $224,323 and 14,483,718 shares of common stock issued and outstanding; and Trebor Industries, Inc., dba Brownies Third Lung, was a manufacturer and distributor of hookah diving, and yacht based scuba air compressor and Nitrox Generation Systems from its factory in Ft. Lauderdale, Florida. The UCC Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the UCC Transaction is equivalent to the issuance of stock by Trebor Industries, Inc., dba Brownies Third Lung, for the net monetary assets of a non-operational public shell company (UCC), accompanied by a recapitalization. UCC issued 95,000,000 shares of its common stock for all of the issued and outstanding common stock of Trebor Industries, Inc., dba Brownies Third Lung. The accounting for the UCC Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets will not be recorded. Accordingly, these financial statements are the historical financial statements of Trebor Industries, Inc., dba Brownies Third Lung. Trebor Industries, Inc., dba Brownies Third Lung, was incorporated in September 17, 1981. Therefore, these financial statements reflect activities from September 17, 1981 (Date of Inception for Trebor Industries, Inc., dba Brownies Third Lung) and forward.

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

Advertising and marketing costs– The Company recognizes advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Advertising and trade show expense incurred for the three months ended June 30, 2006 and 2005 was $12,758, and $11,026, respectively. Advertising and trade show expense incurred for the six months ended June 30, 2006 and 2005 was $21,088, and $24,789, respectively.

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

As of June 30, 2006, the Company has available a net operating loss carryforward that will expire in 2024. The Company has established a valuation allowance for 25% of the tax benefit of the operating loss carryover due to the uncertainty regarding realization.

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

The Company did not issue any stock, warrants or options to employees for compensation for the three or six months ended June 30, 2006.

Fair value of financial instruments - The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature.

Earnings (loss) per common share– Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. All common stock equivalent shares were included in the computation at June 30, 2006 since their effect was dilutive.

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

2. INVENTORY

Inventory consists of the following as of June 30, 2006:

Raw materials	$102,525
Work in process	—
Finished goods	329,262

$431,787

3. PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expense and other current assets totaling $141,989 at June 30, 2006, consists of $22,119 of prepaid insurance, tradeshow, advertising and software maintenance expenses, and $119,870 of prepaid deposits on inventory.

4. FIXED ASSETS

Fixed assets consists of the following as of June 30, 2006:

Furniture, vehicles, and equipment	$212,324
Leasehold improvements	7,000
219,324
Less: accumulated depreciation and amortization	(188,829)

$30,495

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.  CUSTOMER CREDIT CONCENTRATIONS

Sales to Brownie’s Southport Diver’s, Inc. for the three months ended June 30, 2006 and 2005 represented 13.96% and 16.39%, respectively, of total Company Net revenues. Sales to Marlena Shadow for the three months ended June 30, 2006 and 2005 represented 29.24% and 0%, respectively, of total Company Net revenues. Sales to Brownie’s Southport Diver’s, Inc. for the six months ended June 30, 2006 and 2005 represented 16.88% and 16.39%, respectively, of total Company Net revenues. Sales to Marlena Shadow for the six months ended June 30, 2006 and 2005 represented 19.35% and 0%, respectively, of total Company Net revenues. Sales to no other customer represented greater than 10% of Net revenues for the three and six months ended June 30, 2006 and 2005. Brownie’s Southport Diver’s Inc. is owned by the brother of Robert Carmichael, the Company’s Chief Executive Officer, as further discussed in Note 6 - RELATED PARTY TRANSACTIONS.

6. RELATED PARTY TRANSACTIONS

Notes payable – related parties– Notes payable – related parties consists of the following as of June 30, 2006:

Promissory note payable to the Chief Executive Officer of the Company, unsecured, bearing interest at 10% per annum, due in monthly principal and interest payments of $3,924, maturing on March 1, 2010, with a balloon payment of $431,795 due. The note will be discounted 15% of the outstanding principal balance if it is paid in full by April, 1 2007.	$443,966

Promissory note payable to an entity owned by the Company’s Chief Executive Officer, unsecured, bearing interest at 10% per annum, due in monthly principal and interest payments of $1,802, maturing on March 1, 2010, with a balloon payment of $198,264 due. The note will be discounted 15% of the outstanding principal balance if it is paid in full by April 1, 2007.	203,749

Promissory note payable due an entity owned by the Company’s Chief Executive Officer, unsecured, bearing 0% interest per annum, due in monthly principal only payments of $2,292, maturing on February 15, 2007.	16,041

663,756

Less amounts due within one year	20,045

Long-term portion of Notes payable - related parties	$643,711

As of June 30, 2006, principal payments on the Notes payable - related parties are as follows:

2006	$13,360
2007	8,900
2008	4,769
2009	5,268
2010	631,459

$663,756

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.  RELATED PARTY TRANSACTIONS (continued)

Revenues– The Company sells products to two entities owned by the brother of the Company’s Chief Executive Officer, Brownie’s Southport Divers, Inc. and Brownie’s Palm Beach Divers. Terms of sale are no more favorable than those extended to any of the Company’s other customers. Combined revenue from these entities for the three months ended June 30, 2006 and 2005, was $222,012 and $116,605, respectively. Combined revenue from these entities for the six months ended June 30, 2006 and 2005, was $399,773 and $429,384, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc. and Brownie’s Palm Beach Divers at June 30, 2006 was $0 and $2,045, respectively.

Royalties– The Company has Non-Exclusive License Agreements with an entity that the Company’s Chief Executive Officer has an ownership interest to license product patents it owns. Based on the agreements with the entity, the Company pays royalties ranging from $1.00 to $50.00 per licensed products sold, with rates increasing 5% annually. With the same entity, the Company has a Non-Exclusive License Agreement to license a trademark of products owned by the entity. Based on the agreement, the Company will pay the entity $0.25 per licensed product sold, with rates increasing $0.05 annually.

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

Total royalty expense for the above agreements for the three months ended June 30, 2006 and 2005, was $10,179 and $4,373, respectively. Total royalty expense for the above agreements for the six months ended June 30, 2006 and 2005, was $18,154 and $9,110, respectively. As of June 30, 2006, the Company was in arrears on royalty payments by $25,540 in addition to the royalty amounts due for the second quarter of 2006. On July 15, 2006, all royalties current and in arrears, totaling $35,719, were paid.

Lease Expense – The Company leases its facility from an entity in which the Chief Executive Officer has an ownership interest. For the three months ended June 30, 2006 and 2005, lease expense was $30,475, and $30,475, respectively. For the six months ended June 30, 2006 and 2005, lease expense was $60,950, and $60,950, respectively.

7. BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACT

Billings in excess of costs and estimated earnings on uncompleted contract consists of the following as of June 30, 2006:

Costs incurred on uncompleted contract	$195,471
Estimated earnings	206,358
401,829
Less: billings to date	430,080

Billings in excess of costs and estimated earnings on uncompleted contract	$(28,251)

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. CUSTOMER DEPOSITS AND RETURN POLICY

The Company takes a minimum 50% deposit against custom and large tankfill systems prior to ordering and/or building the systems. The remaining balance due is payable upon delivery, shipment, or installation of the system. There is no provision for cancellation of custom orders once the deposit has been accepted, nor return of the custom ordered product. Additionally, returns of all other merchandise are subject to a 20% restocking fee as stated on each sales invoice.

9. LOAN PAYABLE

On June 2, 2006 the Company borrowed $266,000 from a customer. The proceeds of the loan were used to satisfy the outstanding balance due under the secured convertible debentures. The terms of the loan are pending negotiation and formalization.

10. OTHER LIABILITIES

Other liabilities totaling $45,145 as of June 30, 2006, consists of $31,645 on-line training liability, and $13,500 related to a notice of amount due from a government agency discussed below.

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

The notice of delinquency asserts that the amount now due by the Company is $28,133. The Company is currently in the process of investigating the assertion of the amount due as it feels there is no basis for the total assessment. The Company has requested abatement of the total additional amount shown due and is awaiting resolution. However, based on receipt of this notice, the Company recorded an other liability in the amount of $13,500 (the $37,500 original assessment less the $24,000 settlement amount paid). See Note 16. SUBSEQUENT EVENTS regarding notice acknowledging satisfaction in full of this liability.

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

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.  NOTES PAYABLE

Notes payable consists of the following as of June 30, 2006:

Promissory note payable secured by a vehicle of the Company having a carrying value of $6,486 at June 30, 2006, bearing interest at 10.16% per annum, due in monthly principal and interest payments of $553, maturing on October 28, 2007.	$8,246

Promissory note payable secured by a vehicle of the Company having a Carrying value of $9,946 at June 30, 2006, bearing no interest, due in monthly principal and interest payments of $349, maturing on November 14, 2008.	10,120

18,366

Less amounts due within one year:	10,267

Long-term portion of Notes payable	$8,099

As of June 30, 2006, principal payments on the Notes payable are as follows:

2006	$5,057
2007	9,471
2008	3,838

$18,366

12. SECURED CONVERTIBLE DEBENTURES

On April 2, 2004, the Company issued a Secured Convertible Debenture to Cornell Capital Partners, LP in the principal amount of $250,000. The Secured Convertible Debenture was convertible into shares of the Company’s common stock at a price per share that was equal to the lesser of: (i) an amount equal to 120% of the closing bid price of our common stock as of the date of the convertible debenture or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of our common stock for the five trading days immediately preceding the conversion date. The Secured Convertible Debenture accrued interest at a rate of 5% per year and was convertible at the holder’s option. The Secured Convertible Debenture had a term of two (2) years. At the Company’s option, the Secured Convertible Debenture was payable in cash or convertible into shares of common stock unless converted earlier by the holder. Except after an event of default, as set forth in the Secured Convertible Debenture, Cornell Capital Partners, LP was not entitled to convert such debenture for a number of shares of common stock of the Company in excess of that number of shares which, upon giving effect to the debenture if such conversion would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliated to exceed 4.99% of the outstanding shares of common stock of the Company. The Company had the right to redeem with fifteen (15) business days advance notice, a portion or all of the outstanding Secured Convertible Debenture. The redemption price would have been one hundred twenty (120%) of the redeemed amount plus accrued interest. In addition, if the Company availed itself of the redemption right, the Company would have, concurrent with the redemption, issued warrants to the holder at a rate of 50,000 per $100,000 redeemed on a pro-rata basis. The exercise price of the warrants would have been 120% of the closing bid price of common stock on the closing date. The warrants would have had “piggy-back” and demand registration rights and would have had a term of two (2) years from the closing date.

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12. SECURED CONVERTIBLE DEBENTURES (continued)

On July 23, 2004, the Company issued a second Secured Convertible Debenture to Cornell Capital Partners, L.P. in the principal amount of $125,000. The Secured Convertible Debenture had a term of 2 years with all the same terms and conditions of the first secured convertible debenture issued on April 2, 2004.

On June 2, 2006, the Company fully satisfied the outstanding balance of the Secured Convertible Debentures. As part of the redemption, Cornell Capital Partners, L.P. waived its right to issuance of warrants and reduced the redemption fee from 20% to 10.21%. In addition, the Redemption Agreement retired the Standby Equity Distribution Agreement. The total amount paid Cornell Capital Partners, L.P. under the Redemption Agreement was $266,777 that included $210,500 redemption amount (principal amount), $34,777 accrued interest, and $21,500 redemption fee (10.21%) of principal amount. The Company recorded a $109,517 gain on extinguishment of the Secured Convertible Debentures attributable to the intrinsic value of the embedded conversion feature.

The following table represents conversions by Cornell Capital Partners, L.P. under the terms of the Secured Convertible Debentures from inception through June 30, 2006 for free-trading common stock, which shares were registered with the Securities and Exchange Commission in a registration statement on Form SB-2:

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

The following table represents conversions by Cornell Capital Partners, L.P. under the terms of the Secured Convertible Debentures from inception through June 30, 2006 for restricted common stock:

Conversion Notice Date	Date of Conversion	Conversion $ Amount	Conversion $ Per Share Price	Number of Shares
January 6, 2006	February 2, 2006	$10,000	0.0016	6,250,000
February 10, 2006	March 7, 2006	10,000	0.0032	3,125,000
March 1, 2006	March 7,2006	10,000	0.0032	3,125,000
May 3, 2006	May 24,2006	59,100	0.0088	6,717,045

		$89,100		19,217,045

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13. STANDBY EQUITY DISTRIBUTION AGREEMENT

On April 2, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. In addition, the Company issued 3,625,000 shares of the Company’s common stock in April 2004 for commitment fees totaling $290,000 related to the Standby Equity Distribution Agreement. The commitment fees were amortized to additional paid in-capital over the term of the Standby Equity Distribution Agreement. As part of the redemption of the Secured Convertible Debentures, the Company terminated on June 2, 2006 the Standby Equity Distribution Agreement that was to retire on August 6, 2005.

14.  COMMITMENTS AND CONTINGENCIES

Consulting Agreement – The Company entered into a two-year consulting agreement effective January 1, 2005, for management and strategic services. The consulting agreement calls for payments of $6,000 per month and provides for warrants to purchase 28,571,428 shares of the Company’s common stock. The exercise price of the warrants is $.007 per share, which equaled the bid/ask price of the Company’s common stock on January 1, 2005, the effective date of the agreement. The right to exercise the warrants shall vest in four equal tranches of 7,142,857 common shares at six months, twelve months, eighteen months, and twenty-four months. The warrants expiration date is twenty-four months after the vest date. Further, the warrants have “piggy-back” registration rights and provide for either a cash or cashless exercise. The cashless exercise provision provides for a discount in the amount of shares provided at exercise based on a formula that takes into account as one of its factors the average of the closing sale price on the common stock for five trading days immediately prior to but not including the date of exercise. The Company can terminate the consulting agreement at any time for “Cause” as defined in the consulting agreement. The consultant may terminate the consulting agreement at any time for non-payment of monies due, and such condition remains uncured for a period of sixty days. If the Company terminates the consultant during the term of the agreement without “Cause”, the right to exercise all warrants will vest immediately. The Company calculated the total fair value of the stock options as $198,643 using the Black-Scholes model. For the three and six months ended June 30, 2006, the Company recognized $25,910 and $51,820, respectively, as compensation expense related to the stock options. As of June 30, 2006, the rights to exercise 21,428,571 warrants had vested under the consulting agreement and none of the warrants had been exercised.

Property Lease Agreement– The Company operates from a leased facility in which the Company’s Chief Executive Officer has an ownership interest. The lease is non-cancelable and calls for an annual base rent of approximately $115,000 plus sales tax with a 10% base rent increase every 5 years. The lease expires in April 2013, and has three 5- year renewal options. In addition, up to $15,000 in real estate taxes is provided for in the base rental payment. Any real estate taxes over and above $15,000 are billed as additional rent to the Company and included in rent expense. For the three months ended June 30, 2006, and 2005, total rent expense for the leased facility was $30,475 and $30,475, respectively. For the six months ended June 30, 2006, and 2005, total rent expense for the leased facility was $60,950 and $60,950, respectively. Additionally, the Company is responsible for all other operating expenses on the property such as insurance, repairs and maintenance, etc. as the lease is termed a triple net lease. The triple net expenses are recorded to the applicable expense accounts on the Company’s statement of operations.

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.  COMMITMENTS AND CONTINGENCIES (continued)

Equipment Lease Agreement– The Company leases various office equipment under either a month-to-month basis or under an operating lease. Currently there is one non-cancelable operating lease for an office copier at a rate of $313 per month plus sales tax. The lease expires in August 2009.

Future minimum lease payments required under the property lease and the equipment lease as of June 30, 2006, are as follows:

2006	$61,755
2007	125,878
2008	125,878
2009	124,552
2010	121,900
Thereafter	284,433

$844,396

15. INCOME TAXES

The net deferred tax asset at June 30, 2006 was $60,313 and is recorded as $50,233 in current assets, and $10,080 in non-current assets. At June 30, 2006, the Company had a federal operating loss carryforward of $315,057. This operating loss carryforward is available to offset future taxable income over the next nineteen years. The Company anticipates utilization of approximately $42,000 of the net operating loss carryforward for the year ended 2005 and $231,858 for the year ended 2006. Due to a change in management’s estimate of the utilization of the net operating loss carryforward at the end of 2005, the valuation allowance was decreased from $50,052 (100% of the 2004 net deferred tax asset) in 2004 to $24,206 (50% of the 2005 net deferred tax asset) in 2005. Based on higher than anticipated profits in the second quarter of 2006, management accelerated its estimate of the utilization of the net operating loss carryforward and accordingly has reduced the valuation allowance further from $24,206 at March 31, 2006 to $20,104 which represents 25% of the net deferred tax asset at June 30, 2006. In assessing the likelihood of the utilization of existing deferred tax assets, management has considered the historical results of operations and the current operating environment. As of June 30, 2006, Management believes, that future taxable income will be sufficient to utilize the net deferred tax asset of $60,313. The change of the net deferred tax asset from March 31, 2006 to June 30, 2006 was an increase of $36,107.

16. SUBSEQUENT EVENTS

On July 15, 2006, all royalties current and in arrears, totaling $35,719, were paid.

On July 18, 2006 the Company received a follow-up notice from the governmental agency that had earlier sent a notice of further amount due under a settlement agreement as discussed in Note 10. OTHER LIABILITIES. The notice acknowledged that the Company has fully paid its debt under the original agreement and that the government agency now considers the case close. Accordingly, on July 18, 2006 the Company wrote off the $13,500 contingency provision it had established with regard to this matter.

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

On February 12, 2002, United filed with the Securities and Exchange Commission a Form S-4 Proxy Statement and Registration Statement in conjunction with Avid Sportswear & Golf Corp., a Nevada corporation (“Avid”), describing a proposed merger of Avid with and into Merger Co., a wholly-owned subsidiary of United (“Merger Co.”). On January 28, 2003, the Commission declared the Form S-4 Proxy Statement and Registration Statement effective. At a special meeting of Avid shareholders held on February 20, 2003, the shareholders approved (i) the Merger Agreement, dated June 18, 2002, by and among Avid, United and Merger Co. and (ii) the related Articles of Merger. Merger Co. became the surviving entity and assumed all of Avid’s assets and liabilities. At the time of the merger, outstanding shares of Avid common stock were converted automatically into shares of United common stock on a one (1) for fifty (50) basis. In the opinion of Avid’s management, the excess of Avid’s liabilities over its assets and the lack of available funding made any other acquisition or merger, other than the merger with Merger Co., unlikely.

Effective March 23, 2004, United sold all of its ownership interest in its wholly-owned subsidiary, Merger Co., to Gateway Connections Limited, an international business company formed under the laws of Belize.

On April 2, 2004, we issued a Secured Convertible Debenture to Cornell Capital Partners, LP in the principal amount of $250,000. On April 2, 2004, we also entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. On July 23, 2004, we issued a second Secured Convertible Debenture to Cornell Capital Partners, LP. in the principal amount of $125,000. On April 2, 2006, the first Secured Convertible Debenture having an outstanding principal balance of $144,610 matured.

On June 2, 2006, the Company entered into a Redemption Agreement with Cornell Capital Partners, LP. whereby the Company fully satisfied the outstanding balance of the Secured Convertible Debentures and terminated the Standby Equity Distribution Agreement. The total amount paid Cornell Capital Partners, LP. under the Redemption Agreement was $266,777 that included $210,500 redemption amount (principal amount), $34,777 accrued interest, and $21,500 redemption fee (10.21% of principal amount). The Company recorded a $109,517 gain on the extinguishment of the Secured Convertible Debentures attributable to the intrinsic value of the embedded conversion feature.

Financial Performance

United has a history of losses. Trebor acquired by share exchange on March 23, 2004, has historically had both profitable and unprofitable years. For the years ended December 31, 2005 and 2004, United sustained losses of $96,310 and $510,922, respectively, which includes United’s wholly-owned subsidiary Trebor. For the three and six months ended June 30, 2006, United had a net income of $420,636 and $411,109, respectively.

Results Of Operations For The Three Months Ended June 30, 2006, As Compared To The Three Months Ended June 30, 2005

Net revenues. For the three months ended June 30, 2006, we had net revenues of $1,374,273, as compared to net revenues of $856,721 for the three months ended March 31, 2005, an increase of $517,552 or 60.41%. This increase is primarily attributable to several factors occurring in the second quarter of 2006: we recognized approximately $400,000 of a contract sale for a dive system with hyperbaric support, there was an overall increase in both tankfill system and hookah system sales, and price increases instituted in the third and fourth quarter of 2005 carried over into the second quarter of 2006. The Company attributes its hookah system sales increases to expanding its market beyond the scuba dive retailer and into sporting goods and boating retailers, its web-based training program that was rolled out in July 2005, and to concerted marketing and sales efforts, including a release in July 2005 of a brand new catalog featuring all our products. Non-custom tankfill system increases are mainly attributed to our standalone presence at several boat shows toward the end of 2005 where many new and old contacts were made and renewed (in earlier years shared booth space with a Brownie dealer resulted in shared tankfill revenues), three new OEM relationships with yacht-builders, and the release of the new catalog in July 2005 featuring all our products. In addition, we believe that the Brownie’s Third Lung name continues to grow in brand recognition, and in addition to gaining new customers each year, we see repeat business through brand loyal customers.

Cost of net revenues. For the three months ended June 30, 2006, we had cost of net revenues of $790,807, as compared with cost of net revenues of $494,120 for the three months ended June 30, 2005, an increase of $296,687 or 60.04%. This increase during the three months ended June 30, 2006 over the same period in 2005 is consistent with the increase in net revenues. The increase is comprised of an increase in material costs of $124,184, an increase in other contract expenses of $122,326, an increase in subcontract expenses of $12,279, an increase in shop supplies of $9,024, an increase in factory payroll of $6,498, an increase in freight in of $12,660, and a net increase in other cost of revenues of $9,696.

Gross profit. For the three months ended June 30, 2006, we had a gross profit of $583,466, as compared to gross profit of $362,601 for the three months ended June 30, 2005, an increase of $220,865 or 60.91%. This increase is primarily attributable to an increase in net revenues for the three months ended June 30, 2006.

Operating expenses. For the three months ended June 30, 2006, we had total operating expenses of $269,379, as compared to total operating expenses of $255,393 for the three months ended June 30, 2005, an increase of $13,986 or 5.48%.

Other (income) expenses. For the three months ended June 30, 2006, we had other income of $70,442, as compared to other expenses of $43,216 for the three months ended June 30, 2005, an increase in other income of $113,658 or 263.00%. This increase is primarily attributable to the $109,517 gain on the extinguishment of the secured convertible debentures.

Provision for income tax benefit. For the three months ended June 30, 2006, we had provision for income tax benefit of $36,107, as compared to $0 for the three months ended June 30, 2005, an increase of $36,107. The increase is primarily attributable to a 75% reduction in the reserve, from a 100% reserve to a 25% reserve, against the deferred tax asset. The deferred tax asset is comprised primarily of net operating loss (NOL) carryforwards. The reserve originated due to the uncertainty of recognition of the NOL carryforwards. Based on the profitable results in the second quarter of 2006 and management’s judgment regarding the probability of recognition of the NOL carryforward, management adjusted the reserve downward, resulting in the $36,107 tax benefit for the three months ended June 30, 2006.

Net Income. For the three months ended June 30, 2006, we had net income of $420,636, as compared to a net income of $63,992 for the three months ended June 30, 2005, an increase of $356,644 or 557.33%. The increase is primarily attributable to the increase in net revenues and the gain on the extinguishment of the secured convertible debentures for the three months ended June 30, 2006.

Results Of Operations For The Six Months Ended June 30, 2006, As Compared To The Six Months Ended June 30, 2005.

Net revenues. For the six months ended June 30, 2006, we had net revenues of $2,077,017 as compared to net revenues of $1,547,063 for the six months ended June 30, 2005, an increase of $529,947or 34.26%. This increase is primarily attributable to several factors occurring during the six months ended June 30, 2006: we recognized approximately $400,000 of a contract sale for a dive system with hyperbaric support, there was an overall increase in both tankfill system and hookah system sales, and price increases instituted in the third and fourth quarter of 2005 carried over into the second quarter of 2006. The Company attributes its hookah system sales increases to expanding its market beyond the scuba dive retailer and into sporting goods and boating retailers, its web-based training program that was rolled out in July 2005, and to concerted marketing and sales efforts, including a release in July 2005 of a brand new catalog featuring all our products. Non-custom tankfill system increases are mainly attributed to our standalone presence at several boat shows in late 2005 where many new and old contacts were made and renewed (in earlier years shared booth space with a Brownie dealer resulted in shared tankfill revenues), three new OEM relationships with yacht-builders, and the release of the new catalog in July 2005 featuring all our products. In addition, we believe that the Brownie’s Third Lung name continues to grow in brand recognition, and in addition to gaining new customers each year, we see repeat business through brand loyal customers.

Cost of revenues. For the six months ended June 30, 2006, we had cost of revenues of $1,227,487 as compared with cost of revenues of $986,350 for the six months ended June 30, 2005, an increase of $241,137 or 24.45%. This increase during the six months ended June 30, 2006 over the same period in 2005 is consistent with the increase in net revenues. The increase is comprised of an increase in material costs of $74,981, an increase in other contract expenses of $122,326, an increase in subcontract expenses of $10,262, an increase in shop supplies of 10,886, an increase in factory payroll of $10,330, and an increase in other cost of revenues of $12,372.

Gross profit. For the six months ended June 30, 2006, we had a gross profit of $849,523, as compared to gross profit of $560,713 for the comparable period in 2005, an increase of $288,810 or 51.51%. This increase is primarily attributable to an increase in net revenues for the six months ended June 30, 2006.

Operating expenses. For the six months ended June 30, 2006, we had total operating expenses of $520,614, as compared to total operating expenses of $499,257 for the six months ended June 30, 2005, an increase of $21,357 or 4.28%.

Other (income) expenses. For the six months ended June 30, 2006, we had other income of $46,093, as compared to other expenses of $67,859 for the six months ended June 30, 2005, an increase in other income of $113,952 or 167.92%. This increase is primarily attributable to the $109,517 gain on the extinguishment of the secured convertible debentures.

Provision for income tax benefit. For the six months ended June 30, 2006, we had provision for income tax benefit of $36,107, as compared to $0 for the six months ended June 30, 2005, an increase of $36,107. The increase is primarily attributable to a 75% reduction in the reserve, from a 100% reserve to a 25% reserve, against the deferred tax asset. The deferred tax asset is comprised primarily of net operating loss (NOL) carryforwards. The reserve originated due to the uncertainty of recognition of the NOL carryforwards. Based on the profitable results in the second quarter of 2006 and management’s judgment regarding the probability of recognition of the NOL carryforward, management adjusted the reserve downward, resulting in the $36,107 tax benefit for the six months ended June 30, 2006.

Net income. For the six months ended June 30, 2005, we had net income of $411,109, as compared to a $6,403 net loss for the six months ended June 30, 2005, an increase of $417,512 or 6,520.57%. The increase is primarily attributable to the increase in net revenues and the gain on the extinguishment of the secured convertible debentures for the six months ended June 30, 2006.

Liquidity And Capital Resources

As of June 30, 2006, we had cash and other current assets of $900,491. As of June 30, 2006, we had current liabilities of $893,848, consisting of accounts payable and accrued liabilities of $447,710, loan payable of $266,000, customer deposits of $40,711, other liabilities of $45,145, royalties payable - related parties of $35,719, billings in excess of costs and estimated earnings on uncompleted contracts of $28,521, notes payable - current portion of $10,267, notes payable - current portion - related parties of $20,045. As of June 30, 2006, we had a working capital surplus of $6,643.

On April 2, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. As of June 30, 2006, we had not taken any advances under the Standby Equity Distribution Agreement. As part of the redemption of the Secured Convertible Debentures as discussed below, the Company terminated on June 2, 2006 the Standby Equity Distribution Agreement.

On April 2, 2004, we issued a Secured Convertible Debenture to Cornell Capital Partners, LP in the principal amount of $250,000. The Secured Convertible Debenture was convertible into shares of our common stock as a price per share that was equal to the lesser of: (i) an amount equal to 120% of the closing bid price of our common stock as of the date of the convertible debenture or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of our common stock for the five trading days immediately preceding the conversion date. The Secured Convertible Debenture accrued interest at a rate of 5% per year and was convertible at the holder’s option. The Secured Convertible Debenture had a term of two (2) years. At United’s option, the Secured Convertible Debenture was payable in cash or convertible into shares of our common stock unless converted earlier by the holder. Except after an event of default, as set forth in the Secured Convertible Debenture Agreement, Cornell Capital Partners, LP was not entitled to convert such Secured Convertible Debenture for a number of shares of common stock of United in excess of that number of shares which, upon giving effect to such conversion, would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliated to exceed 4.99% of the outstanding shares of common stock of United. On July 23, 2004, we issued a second Secured Convertible Debenture in the principal amount of $125,000, with the same terms and conditions as the Secured Convertible Debenture issued on April 2, 2004, as described above. On April 2, 2006, the first Secured Convertible Debenture having an outstanding principal balance of $144,610 matured and was neither redeemed in shares, nor paid off.

On June 2, 2006, the Company fully satisfied the outstanding balance of the Secured Convertible Debentures. The Redemption Agreement terminated the Standby Equity Distribution Agreement as discussed above. The total amount paid Cornell Capital Partners, LP under the Redemption Agreement was $266,777 that included $210,500 redemption amount (principal amount), $34,777 accrued interest, and $21,500 redemption fee (10.21% of principal amount). The Company recorded a $109,517 gain on extinguishment of the Secured Convertible Debentures attributable to the intrinsic value of the embedded conversion feature.

On June 2, 2006 the Company borrowed $266,000 from a customer. The proceeds of the loan were used to satisfy the outstanding balance due under the Secured Convertible Debentures. The terms of the loan are pending negotiation and formalization.

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

We Have Historically Lost Money And Losses May Continue In The Future

On March 23, 2004, United entered into a share exchange transaction with Trebor Industries, Inc., d/b/a Brownie’s Third Lung and Robert Carmichael. Pursuant to this share exchange transaction, United acquired all of the issued and outstanding capital stock of Trebor and Trebor became a wholly owned subsidiary of United. Trebor Industries designs, manufactures and sells surface-supplied air units for the recreational diving industry. United has a history of losses. Historically, Trebor has had both profitable and unprofitable years. As of June 30, 2006, we had an accumulated deficit of $1,295,792. For the six months ended June 30, 2006, we had a net income of $411,109. For the year ended December 31, 2005 we incurred a net loss of $96,310. For the year ended December 31, 2004 we incurred a net loss of $510,922.

If we are not successful in maintaining profitable operations, we may not be able to attract sufficient capital to continue our operations. Our inability to obtain adequate financing will result in the need to curtail business operations and will likely result in a lower stock price.

We May Need To Raise Additional Capital To Finance Operations

As of June 30, 2006 we had $257,116 of cash on hand and our total current assets were $900,491. Our current liabilities were $893,848 as of June 30, 2006. We may need to raise additional capital to fund our anticipated operating expenses. Among other things, external financing may be required to cover our operating costs. Unless we obtain and maintain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. As of August 1, 2006, we estimate that we will require $1 million to fund our anticipated operating expenses for the next twelve months if we maintain sales growth at the same rate. To step up sales growth at a more aggressive rate, we would require approximately $1.5 to $2.5 million to fund our anticipated operating expenses for the next twelve months. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Effective January 1, 2005, the Company entered into a two-year consulting agreement with one of the consultants as referred to above for management and strategic services. The consulting agreement calls for a monthly consulting fee and provides for warrants to purchase 28,571,428 shares of the Company’s common stock. The exercise price of the warrants is $.007 per share, which equaled the closing price of the Company’s Common stock on January 1, 2005, the effective date of the agreement. The rights to exercise the warrants shall vest in four equal tranches of 7,142,857 current shares at six months, twelve months, eighteen months, and twenty-four months. The Company can terminate the consulting agreement at any time for “Cause” as defined in the consulting agreement. The consultant may terminate the consulting agreement at any time for non-payment of monies due, and such condition remains uncured for a period of sixty days. As of June 30, 2006, 21,428,571 warrants had vested with none being exercised.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 14, 2006, Cornell Capital Partners LP was issued 6,250,000 shares of common stock representing a $10,000 conversion under the terms of the Secured Convertible Debenture.

On March 7, 2006, Cornell Capital Partners LP was issued 6,250,000 shares of common stock representing a $20,000 conversion under the terms of the Secured Convertible Debenture.

On May 24, 2006, Cornell Capital Partners LP was issued 6,717,045 shares of common stock representing a $59,100 conversion under the terms of the Secured Convertible Debenture.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On April 2, 2006, the first Secured Convertible Debenture due to Cornell Capital Partners, LP having an outstanding principal balance of $144,610 matured. On June 2, 2006, the Company fully satisfied the outstanding balance on the Secured Convertible Debentures. The Redemption Agreement also terminated the Standby Equity Distribution Agreement. The total amount paid Cornell Capital Partners, LP under the Redemption Agreement was $266,777 that included $210,500 redemption amount (principal amount), $34,777 accrued interest, and $21,500 redemption fee (10.21% of principal amount).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Not applicable.

Item 6. Exhibits, Lists And Reports On Form 8-K

(a) Exhibits.

EXHIBIT NO.	DESCRIPTION	LOCATION

2.2	Merger Agreement, dated June 18, 2002 by and among United Companies Corporation, Merger Co., Inc. and Avid Sportswear & Golf Corp.	Incorporated by reference to Exhibit 2.02 to Avid Sportswear & Golf Corp.’s Amendment No. 1 to Form S-4 filed June 24, 2002

2.3	Articles of Merger of Avid Sportswear & Golf Corp. with and into Merger Co., Inc.	Incorporated by reference to Exhibit 2.03 to Avid Sportswear & Golf Corp.’s Amendment No. 1 to Form S-4 filed June 24, 2002

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.05 to United Companies Corporation’s Amendment No. 1 to Form S-4 filed June 24, 2002

3.2	Bylaws	Incorporated by reference to Exhibit 3.04 to the Registration Statement on Form 10-SB

10.1	Share Exchange Agreement, dated March 23, 2004 by and among United, Trebor Industries, Inc. and Robert Carmichael	Incorporated by reference to Exhibit 16.1 to Current Report on From 8-K filed April 9, 2004

10.2	Securities Purchase Agreement, dated April 2, 2004 by and between United and Cornell Capital Partners, L.P.	Incorporated by reference to Exhibit 10.2 to United Companies Corporation’s Registration Statement on Form SB-2 filed July 16, 2004

10.3	Investor Registration Rights Agreement, dated April 2, 2004 by and between United and Cornell Capital Partners, L.P.	Incorporated by reference to Exhibit 10.3 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.4	Security Agreement, dated April 2, 2004 by and between United and Cornell Capital Partners, L.P.	Incorporated by reference to Exhibit 10.4 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.5	Irrevocable Transfer Agent Instructions, dated April 2, 2004, by and among United, Cornell Capital Partners, L.P. and First American Stock Transfer	Incorporated by reference to Exhibit 10.5 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.6	Escrow Agreement, dated April 2, 2004 by and among United, Cornell Capital Partners, L.P. and Butler Gonzalez, LP	Incorporated by reference to Exhibit 10.6 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.7	Form of Secured Convertible Debenture	Incorporated by reference to Exhibit 10.7 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.8	Form of Warrant	Incorporated by reference to Exhibit 10.8 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.9	Standby Equity Distribution Agreement, dated April 2, 2004 by and between United and Cornell Capital Partners, L.P.	Incorporated by reference to Exhibit 10.9 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.10	Registration Rights Agreement, dated April 2, 2004 by and between United and Cornell Capital Partners, L.P.	Incorporated by reference to Exhibit 10.10 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

EXHIBIT NO.	DESCRIPTION	LOCATION
10.11	Escrow Agreement, dated April 2, 2004 by and among United, Cornell Capital Partners, L.P. and Butler Gonzalez, LP	Incorporated by reference to Exhibit 10.11 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.12	Placement Agent Agreement, dated April 2, 2004, by and among United, Cornell Capital Partners, L.P. and Newbridge Securities Corporation	Incorporated by reference to Exhibit 10.12 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.13	Irrevocable Transfer Agent Instructions, dated April 2, 2004 by and among United, Cornell Capital Partners, L.P. and First American Stock Transfer	Incorporated by reference to Exhibit 10.13 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.14	Two Year Consulting Agreement with Jeff Morris effective January 1, 2005 for Manage-ment and Strategic Services and Warrants issued in conjunction with the same.	Incorporated by reference to Exhibit 10.14 to Current Report on Form 8-K filed on March 11, 2005.

10.15	Promissory Note, dated February 15, 2005, principal amount of $54,998.00 payable to Robert M. Carmichael.	Incorporated by reference to Exhibit 10.15 to United Companies Corporation's 10QSB for the quarter ended March 31, 2005 filed May 13, 2005.

10.16	Promissory Note, dated March 7, 2005, in the principal amount of $205,296.53 payable to 940 Associates, Inc.	Incorporated by reference to Exhibit 10.16 to United Companies Corporation's 10QSB for the quarter ended March 31, 2005 filed May 13, 2005.

10.17	Promissory Note, dated March 7, 2005, in the principal amount of $447,111.13 payable to Robert M. Carmichael.	Incorporated by reference to Exhibit 10.17 to United Companies Corporation's 10QSB for the quarter ended March 31, 2005 filed May 13, 2005.

10.18	Non-Exclusive License Agreement - BC Keel Trademark	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.19	Non-Exclusive License Agreement - Buoyancy Compensator (and Dive Belt) Weight System	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.20	Exclusive License Agreement - Brownie's Third Lung, Brownie's Public Safety, Tankfill, and Related Trademarks and Copyrights	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.21	Non-Exclusive License Agreement - Drop Weight Dive Belt	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.22	Non-Exclusive License Agreement - Garment Integrated or Garment Attachable Flotation Aid and/or PFD	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

EXHIBIT NO.	DESCRIPTION	LOCATION
10.23	Non-Exclusive License Agreement - Inflatable Dive Market and Collection Bag	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.24	Non-Exclusive License Agreement - SHERPA Trademark and Inflatable Flotation Aid/Signal Device Technology	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.25	Non-Exclusive License Agreement - Tank- Mounted Weight, BC or PFD-Mounted Trim Weight or Trim Weight Holding System	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.26	Exclusive License Agreement - Brownie’s Third Lung and Related Trademarks and Copyright	Incorporated by reference to Exhibit 10.26 to United Companies Corporation’s 10KSB for the year ended December 31, 2005 filed March 30, 2006.

10.27	Redemption Agreement - Cornell Capital Partners, LP Secured Convertible Debentures	Incorporated by reference to Exhibit 10.27 to Current Report on Form 8-K filed on June 2, 2006.

31.1	Certification Pursuant to Section 302	Provided herewith

31.2	Certification Pursuant to Section 302	Provided herewith

32.1	Certification Pursuant to Section 1350	Provided herewith

32.2	Certification Pursuant to Section 1350	Provided herewith

(b) Reports On Form 8-K.

We filed a Current Report on Form 8-K on June 2, 2006 with respect to Item 1.01 - Entry into a Material Definitive Agreement as referenced to in Exhibit No. 10.27.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2006	UNITED COMPANIES CORPORATION

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael President, Chief Executive Officer, Chief Financial Officer/ Principal Accounting Officer