Form 10QSB
period 2006-09-30
UNITED COMPANIES CORP
filed 2006-11-14
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB
(MARK ONE)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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
Yes  ☐  No ☒

There were 155,687,722 shares of common stock outstanding as of November 1, 2006.

PART I

ITEM 1. FINANCIAL STATEMENTS

Financial Information

UNITED COMPANIES CORPORATION
CONSOIDATED BALANCE SHEET
SEPTEMBER 30, 2006
(UNAUDITED)

ASSETS

Current assets
Cash	$167,734
Accounts receivable, net of $21,000 allowance for doubtful accounts	63,321
Inventory	542,972
Prepaid expenses and other current assets	59,215
Total current assets	833,242

Fixed assets, net	30,645

Other assets	6,968

Total assets	$870,855

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$295,766
Customer deposits	73,531
Royalties payable - related party	9,039
Loan payable	266,000
Income taxes payable	93,129
Other liabilities	43,685
Billings in excess of costs and estimated earnings on uncompleted contract	38,371
Notes payable - current portion	10,422
Notes payable - related parties - current portion	15,668
Total current liabilities	845,611

Long-term liabilities
Notes payable - long-term portion	5,430
Notes payable - related parties - long-term portion	642,619

Total liabilities	1,493,660

Commitments and contingencies

Stockholders' deficit
Common stock; $0.001 par value; 250,000,000 shares authorized
155,687,722 shares issued and outstanding	155,688
Additional paid-in capital	568,390
Accumulated deficit	(1,346,883)
Total stockholders' deficit	(622,805)

Total liabilities and stockholders' deficit	$870,855

See Accompanying Notes to Consolidated Financial Statements

UNITED COMPANIES CORPORATION
CONSOIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net revenues	$1,098,692	$810,824	$3,175,702	$2,357,887

Cost of revenues	778,546	536,742	2,006,033	1,523,092

Gross profit	320,146	274,082	1,169,669	834,795

Operating expenses
Research and development costs	463	2,934	3,493	7,447
Selling, general and administrative	245,819	271,613	763,403	766,357
Total operating expenses	246,282	274,547	766,896	773,804

Income (loss) from operations	73,864	(465)	402,773	60,991

Other (income) expenses
Other (income) expense	(44,863)	(247)	(129,763)	23,027
Interest expense	16,376	20,935	55,183	65,520
Total other (income) expenses	(28,487)	20,688	(74,580)	88,547

Net income (loss) before provision for income tax	102,351	(21,153)	477,353	(27,556)

Provision for income tax	(153,442)	--	(117,335)	--

Net (loss) income	$(51,091)	$(21,153)	$360,018	$(27,556)

Basic (loss) income per common share	$(0.00)	$(0.00)	$0.00	$(0.00)
Diluted (loss) income per common share	$(0.00)	$(0.00)	$0.00	$(0.00)

Basic weighted average common
shares outstanding	155,687,722	119,703,593	149,948,574	116,402,013
Diluted weighted average common
shares outstanding	173,544,865	119,703,593	162,817,982	116,402,013

See Accompanying Notes to Consolidated Financial Statements

UNITED COMPANIES CORPORATION
CONSOIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

				Commitment Fees
				Related to
			Additional	Standby Equity		Total
	Common Stock		Paid-in	Distribution	Accumulated	Stockholders'
	Shares	Amount	Capital	Agreement	Deficit	Deficit

Balance, December 31, 2005	136,470,677	$136,471	$616,489	$(86,205)	$(1,706,901)	$(1,040,146)

Conversion of Secured Convertible Debenture to common stock pursuant to the Securities Purchase Agreement dated April 4, 2004	12,500,000	12,500	17,500	--	--	30,000

Amortization of commitment fees related to Standby Equity Distribution Agreement	--	--	(35,753)	35,753	--	--

Consulting expense recognized for stock warrants issued in conjunction with the consulting agreement effective January, 2005	--	--	25,910	--	--	25,910

Net loss	--	--	--	--	(9,527)	(9,527)

Balance, March 31, 2006 (Unaudited)	148,970,677	148,971	624,146	(50,452)	(1,716,428)	(993,763)

Conversion of Secured Convertible Debenture to common stock pursuant to the Securities Purchase Agreement dated April 4, 2004	6,717,045	6,717	52,393	--	--	59,110

Amortization of commitment fees related to Standby Equity Distribution Agreement	--	--	(50,452)	50,452	--	--

Consulting expense recognized for stock warrants issued in conjunction with the consulting agreement effective January, 2005	--	--	25,910	--	--	25,910

Extinguishment of Secured Convertible Debentures on June 2, 2006	--	--	(109,517)	--	--	(109,517)

Net income	--	--	--	--	420,636	420,636

Balance, June 30, 2006 (Unaudited)	155,687,722	155,688	542,480	--	(1,295,792)	(597,624)

Consulting expense recognized for stock warrants issued in conjunction with the consulting agreement effective January, 2005	--	--	25,910	--	--	25,910

Net loss	--	--	--	--	(51,091)	(51,091)

Balance, September 30, 2006 (Unaudited)	155,687,722	$155,688	$568,390	$--	$(1,346,883)	$(622,805)

See Accompanying Notes to Consolidated Financial Statements

UNITED COMPANIES CORPORATION
CONSOIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$360,019	$(27,556)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	21,660	40,339
Stock based compensation	77,730	77,731
Change in deferred tax asset	24,206	--
Gain on extinguishment of secured convertible debentures	(109,517)	--
Loss on disposal of fixed assets	--	2,941
Changes in operating assets and liabilities:
Change in accounts receivable, net	(10,703)	(30,729)
Change in inventory	(114,289)	2,451
Change in prepaid expenses and other current assets	(40,045)	(32,211)
Change in other assets	--	8,199
Change in accounts payable and accrued liabilities	(151,092)	(75,618)
Changes in income taxes payable	93,129	--
Change in lease payable - related party	(18,950)	--
Change in customer deposits	(55,600)	82,261
Change in billings in excess of costs and estimated
earnings on uncompleted contract	38,371	--
Change in other liabilities	11,025	31,297
Change in royalties payable - related parties	(8,526)	--
Net cash provided by operating activities	117,418	79,105

Cash flows from investing activities:
Proceeds from sale of fixed asset	--	17,434
Purchase of fixed assets	(4,587)	(4,154)
Net cash provided (used) by investing activities	(4,587)	13,280

Cash flows from financing activities:
Change in due to related parties	--	4,484
Proceeds from borrowings on notes payable - related parties	--	8,013
Proceeds from borrowings on loan payable	266,000	--
Principal payments on notes payable	(7,425)	(28,240)
Principal payments on notes payable - related parties	(23,517)	(17,810)
Principal payments on secured convertible debentures	(210,500)	--
Net cash provided (used) by financing activities	24,558	(33,553)

Net change in cash	137,389	58,832

Cash, beginning of period	30,345	2,328

Cash, end of period	$167,734	$61,160

Supplemental disclosure of cash flow information:
Cash paid for interest	$87,300	$35,996

Cash paid for income taxes	$--	$--

Supplemental disclosure of non-cash financing activities
Conversion of Convertible Debenture into Stock as provided
in Stock Purchase Agreement	$89,110	$50,000

Amortization of loan fees related to Standby Equity
Distribution Agreement	$86,205	$108,452

Common stock issued/revalued/redeemed for other receivable	$--	$(207,143)

See Accompanying Notes to Consolidated Financial Statements

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business - United Companies Corporation (hereinafter referred to as the “Company”) designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and Nitrox Generation Systems, and scuba and water safety products through its wholly owned subsidiary Trebor Industries, Inc. The Company sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility in Fort Lauderdale, Florida. The Company does business as (dba) Brownie’s Third Lung, the dba name of Trebor Industries, Inc.

The results of operations for the interim periods shown in this report are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature.

History - United Companies Corporation (UCC) was incorporated under the laws of Nevada on November 26, 2001, with authorized common stock of 250,000,000 shares with a par value of $0.001.

On March 23, 2004, UCC consummated an agreement to acquire all of the outstanding capital stock of Trebor Industries, Inc., dba Brownies Third Lung, in exchange for 95,000,000 shares of the Company’s common stock. Prior to the UCC Transaction, UCC was a non-operating public shell company with no operations, nominal assets, accrued liabilities totaling $224,323 and 14,483,718 shares of common stock issued and outstanding; and Trebor Industries, Inc., dba Brownies Third Lung, was a manufacturer and distributor of hookah diving, and yacht based scuba air compressor and Nitrox Generation Systems from its factory in Ft. Lauderdale, Florida. The UCC Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the UCC Transaction is equivalent to the issuance of stock by Trebor Industries, Inc., dba Brownies Third Lung, for the net monetary assets of a non-operational public shell company (UCC), accompanied by a recapitalization. UCC issued 95,000,000 shares of its common stock for all of the issued and outstanding common stock of Trebor Industries, Inc., dba Brownies Third Lung. The accounting for the UCC Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets will not be recorded. Accordingly, these financial statements are the historical financial statements of Trebor Industries, Inc., dba Brownies Third Lung. Trebor Industries, Inc., dba Brownies Third Lung, was incorporated in September 17, 1981. Therefore, these financial statements reflect activities from September 17, 1981 (Date of Inception for Trebor Industries, Inc., dba Brownies Third Lung) and forward.

Definition of fiscal year - The Company’s fiscal year end is December 31.

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

Revenue recognition - Revenues from product sales are recognized when the Company’s products are shipped or when service is rendered. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost of each contract. This method is used because management considers the percentage of cost incurred to date to estimated total cost to be the best available measure of progress on the contracts.

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

Advertising and marketing costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Advertising and trade show expense incurred for the three months ended September 30, 2006 and 2005 was $12,596, and $7,050, respectively. Advertising and trade show expense incurred for the nine months ended September 30, 2006 and 2005 was $33,414, and $31,838, respectively.

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

As of September 30, 2006, the Company has available a net operating loss carryforward that will expire in 2024.

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

The Company did not issue any stock, warrants or options to employees for compensation for the three or nine months ended September 30, 2006.

Fair value of financial instruments - The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature.

Earnings (loss) per common share - Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. All common stock equivalent shares were included in the computation at September 30, 2006 since their effect was dilutive.

New accounting pronouncements - In September 2006, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Statement (“FAS”) 157, Fair Value Measurements. The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the Company on or before January 1, 2008. The provisions of this Statement shall be applied prospectively as of the date of adoption with a limited form of retrospective application to certain financial instruments that will result in cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of FAS 157 on its financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (“FIN 48”) which clarifies the accounting for uncertainty in tax positions. This interpretation requires the recognition of a tax position when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

In May 2005, the FASB issued FAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. The statement changes the requirements for the accounting for and reporting of a voluntary change in accounting principle. The Statement requires retrospective application of prior periods’ financial statement of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one of more individual periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. The Statement carries forward the without change the guidance contained in APB opinion No. 20 for reporting the correction of an error in previously issued financial statements, a change in accounting estimate, and guidance regarding justification of a change in accounting principle on the basis of preferability. The Statement is effective for all fiscal years beginning after December 31, 2005. As allowed by the Statement, the Company adopted early application in June 2005 with no significant financial impact.

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

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	INVENTORY

Inventory consists of the following as of September 30, 2006:

Raw materials	$239,785
Work in process	--
Finished goods	303,187

$542,972

3.	PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expense and other current assets totaling $59,215 at September 30, 2006, consists of $24,357 of prepaid insurance, tradeshow, advertising and software maintenance expenses, and $34,858 of prepaid deposits on inventory.

4.	FIXED ASSETS

Fixed assets consists of the following as of September 30, 2006:

Furniture, vehicles, and equipment	$216,911
Leasehold improvements	7,000
223,911
Less: accumulated depreciation and amortization	(193,266)

$30,645

5.	CUSTOMER CREDIT CONCENTRATIONS

Sales to Brownie’s Southport Diver’s, Inc. for the three months ended September 30, 2006 and 2005 represented 11.46% and 9.92%, respectively, of total Company net revenues. Sales to Holiday Diver Inc. for the three months ended September 30, 2006 and 2005 represented 13.53% and 10.06%, respectively, of total Company net revenues. Sales to Marlena Shadow for the three months and nine months ended September 30, 2006 represented 19.57% and 20.31%, respectively, of total Company net revenues. Sales to Brownie’s Southport Diver’s, Inc. for the nine months ended September 30, 2006 and 2005 represented 14.87% and 18.82%, respectively, of total Company net revenues. Sales to no other customer represented greater than 10% of net revenues for the three and nine months ended September 30, 2006 and 2005. Brownie’s Southport Diver’s Inc. is owned by the brother of Robert Carmichael, the Company’s Chief Executive Officer, as further discussed in Note 6 - RELATED PARTY TRANSACTIONS.

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	RELATED PARTY TRANSACTIONS

Notes payable - related parties - Notes payable - related parties consist of the following as of September 30, 2006:

Promissory note payable to the Chief Executive Officer of the Company, unsecured, bearing interest at 10% per annum, due in monthly principal and interest payments of $3,924, maturing on March 1, 2010, with a balloon payment of $431,795 due. The note will be discounted 15% of
the outstanding principal balance if it is paid in full by April, 1 2007.	$443,288

Promissory note payable to an entity owned by the Company’s Chief
Executive Officer, unsecured, bearing interest at 10% per annum, due in monthly principal and interest payments of $1,802, maturing on
March 1, 2010, with a balloon payment of $198,264 due. The note will be discounted 15% of the outstanding principal balance if it
is paid in full by April 1, 2007.	203,541

Promissory note payable due an entity owned by the Company’s Chief
Executive Officer, unsecured, bearing 0% interest per annum, due in monthly principal only payments of $2,292, maturing on February 15,
2007.	11,458

658,287

Less amounts due within one year	15,688

Long-term portion of notes payable - related parties	$642,619

As of September 30, 2006, principal payments on the notes payable - related parties are as follows:

2006	$12,471
2007	4,317
2008	4,769
2009	5,268
2010	631,462

$658,287

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	RELATED PARTY TRANSACTIONS (continued)

Revenues - The Company sells products to two entities owned by the brother of the Company’s Chief Executive Officer, Brownie’s Southport Divers, Inc. and Brownie’s Palm Beach Divers. Terms of sale are no more favorable than those extended to any of the Company’s other customers. Combined revenue from these entities for the three months ended September 30, 2006 and 2005, was $169,438 and $113,326, respectively. Combined revenue from these entities for the nine months ended September 30, 2006 and 2005, was $569,212 and $543,010, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc. and Brownie’s Palm Beach Divers at September 30, 2006 was $519 and $364, respectively.

Royalties - The Company has Non-Exclusive License Agreements with an entity that the Company’s Chief Executive Officer has an ownership interest to license product patents it owns. Based on the agreements with the entity, the Company pays royalties ranging from $1.00 to $50.00 per licensed products sold, with rates increasing 5% annually. With the same entity, the Company has a Non-Exclusive License Agreement to license a trademark of products owned by the entity. Based on the agreement, the Company will pay the entity $0.25 per licensed product sold, with rates increasing $0.05 annually.

The Company has Non-Exclusive License Agreements with an entity owned by the Company’s Chief Executive Officer to license product patents it owns. Previous agreements in effect with this entity were renegotiated and new agreements were entered into effective January 1, 2006. Under the terms of the agreements, the Company pays the other related entity $2.00 per licensed product sold, with rates increasing 5% annually. With the same entity, the Company has an Exclusive License Agreement to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. Based on the agreement, the Company pays the entity 2.5% of gross revenues per quarter, with a 66% royalty fee discount period through December 31, 2006, after which time the royalty rate will return to 100%. In addition, the agreement provides for a $600 advertising credit per month against the royalties due quarterly. At December 31, 2006, whatever cumulative portion of the advertising credit the Company has not used for advertising, if any, will become due and payable to the related party entity as a royalty.

Total royalty expense for the above agreements for the three months ended September 30, 2006 and 2005, was $11,926 and $7,334, respectively. Total royalty expense for the above agreements for the nine months ended September 30, 2006 and 2005, was $30,078 and $16,444, respectively.

Lease Expense - The Company leases its facility from an entity in which the Chief Executive Officer has an ownership interest. For the three months ended September 30, 2006 and 2005, lease expense was $30,475, and $30,475, respectively. For the nine months ended September 30, 2006 and 2005, lease expense was $60,950, and $60,950, respectively.

7.	BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACT

Billings in excess of costs and estimated earnings on uncompleted contract consists of the following as of September 30, 2006:

Costs incurred on uncompleted contract	$342,469
Estimated earnings	264,280
606,749
Less: billings to date	645,120

Billings in excess of costs and estimated earnings on uncompleted contract	$(38,371)

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	CUSTOMER DEPOSITS AND RETURN POLICY

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

On June 2, 2006 the Company borrowed $266,000 from a customer. The proceeds of the loan were used to satisfy the outstanding balance due under the secured convertible debentures. The terms of the loan are pending negotiation and formalization. No payments have been made toward the outstanding balance on the loan.

10.	OTHER LIABILITIES

On line training liability as of September 30, 2006 was $43,685.

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

11.	NOTES PAYABLE

Notes payable consist of the following as of September 30, 2006:

Promissory note payable secured by a vehicle of the Company having a carrying value of $5,188 at September 30, 2006, bearing interest at
10.16% per annum, due in monthly principal and interest payments of
$553, maturing on October 28, 2007.	$6,781

Promissory note payable secured by a vehicle of the Company having a
Carrying value of $8,899 at September 30, 2006, bearing no interest, due in monthly principal and interest payments of $349, maturing
on November 14, 2008.	9,071

15,852

Less amounts due within one year:	10,422

Long-term portion of Notes payable	$5,430

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	NOTES PAYABLE (continued)

As of September 30, 2006, principal payments on the notes payable are as follows:

2006	$2,547
2007	9,471
2008	3,834

$15,852

12.	SECURED CONVERTIBLE DEBENTURES

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

The following table represents conversions by Cornell Capital Partners, L.P. under the terms of the Secured Convertible Debentures from inception through September 30, 2006 for free-trading common stock, which shares were registered with the Securities and Exchange Commission in a registration statement on Form SB-2:

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

The following table represents conversions by Cornell Capital Partners, L.P. under the terms of the Secured Convertible Debentures from inception through September 30, 2006 for restricted common stock:

Conversion Notice Date	Date of Conversion	Conversion $ Amount	Conversion $ Per Share Price	Number of Shares
January 6, 2006	February 2, 2006	$10,000	0.0016	6,250,000
February 10, 2006	March 7, 2006	10,000	0.0032	3,125,000
March 1, 2006	March 7,2006	10,000	0.0032	3,125,000
May 3, 2006	May 24,2006	59,110	0.0088	6,717,045

		$89,110		19,217,045

13.	STANDBY EQUITY DISTRIBUTION AGREEMENT

On April 2, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. In addition, the Company issued 3,625,000 shares of the Company’s common stock in April 2004 for commitment fees totaling $290,000 related to the Standby Equity Distribution Agreement. The commitment fees were amortized to additional paid in-capital over the term of the Standby Equity Distribution Agreement. As part of the redemption of the Secured Convertible Debentures, the Company terminated on June 2, 2006 the Standby Equity Distribution Agreement that was not due to retire until August 6, 2005.

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.	COMMITMENTS AND CONTINGENCIES

Consulting Agreement - The Company entered into a two-year consulting agreement effective January 1, 2005, for management and strategic services. The consulting agreement calls for payments of $6,000 per month and provides for warrants to purchase 28,571,428 shares of the Company’s common stock. The exercise price of the warrants is $.007 per share, which equaled the bid/ask price of the Company’s common stock on January 1, 2005, the effective date of the agreement. The right to exercise the warrants shall vest in four equal tranches of 7,142,857 common shares at six months, twelve months, eighteen months, and twenty-four months. The warrants expiration date is twenty-four months after the vest date. Further, the warrants have “piggy-back” registration rights and provide for either a cash or cashless exercise. The cashless exercise provision provides for a discount in the amount of shares provided at exercise based on a formula that takes into account as one of its factors the average of the closing sale price on the common stock for five trading days immediately prior to but not including the date of exercise. The Company can terminate the consulting agreement at any time for “Cause” as defined in the consulting agreement. The consultant may terminate the consulting agreement at any time for non-payment of monies due, and such condition remains uncured for a period of sixty days. If the Company terminates the consultant during the term of the agreement without “Cause”, the right to exercise all warrants will vest immediately. The Company calculated the total fair value of the stock options as $198,643 using the Black-Scholes model. For the three and nine months ended September 30, 2006, the Company recognized $25,910 and $77,730, respectively, as compensation expense related to the stock options. As of September 30, 2006, the rights to exercise 21,428,571 warrants had vested under the consulting agreement and none of the warrants had been exercised.

Property Lease Agreement - The Company operates from a leased facility in which the Company’s Chief Executive Officer has an ownership interest. The lease is non-cancelable and calls for an annual base rent of approximately $115,000 plus sales tax with a 10% base rent increase every 5 years. The lease expires in April 2013, and has three 5-year renewal options. In addition, up to $15,000 in real estate taxes is provided for in the base rental payment. Any real estate taxes over and above $15,000 are billed as additional rent to the Company and included in rent expense. For the three months ended September 30, 2006, and 2005, total rent expense for the leased facility was $30,475 and $30,475, respectively. For the nine months ended September 30, 2006, and 2005, total rent expense for the leased facility was $91,425 and $91,425, respectively. Additionally, the Company is responsible for all other operating expenses on the property such as insurance, repairs and maintenance, etc. as the lease is termed a triple net lease. The triple net expenses are recorded to the applicable expense accounts on the Company’s statement of operations.

Equipment Lease Agreement - The Company leases various office equipment under either a month-to-month basis or under an operating lease. Currently there is one non-cancelable operating lease for an office copier at a rate of $313 per month plus sales tax. The lease expires in August 2009.

Future minimum lease payments required under the property lease and the equipment lease as of September 30, 2006, are as follows:

2006	$31,423
2007	125,690
2008	125,690
2009	124,427
2010	121,900
Thereafter	406,333

$935,463

15. INCOME TAXES

Income tax expense of $117, 335 for the nine months September 30, 2006 consists of $93,129 of federal income taxes and $24,206 related to full utilization of the deffered tax asset related to federal net operating loss carryforward during the period. At June 30, 2006, the Company had a federal net operating loss carryforward of $315,057. This operating loss carryforward was available to offset future taxable income over the next nineteen years. The Company anticipates utilization of approximately $42,000 of the net operating loss carryforward for the year ended 2005 and $273,057 for the year ended 2006. Based on higher than anticipated results, Management accelerated its estimate of the utilization of the net operating loss carryforward. Accordingly, the 50% or $24,206 valuation reserve against the net deferred tax asset was adjusted from $24,206 or 25%, to $20,104 or 25%, to $0 or 100%, at December 31, 2005, June 30, 2006, and September 30, 2006, respectively. The change of the net deferred tax asset from June 30, 2006 to September 30, 2006 was a decrease of $60,313.

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

On June 2, 2006, the Company entered into a Redemption Agreement with Cornell Capital Partners, LP. whereby the Company fully satisfied the outstanding balance of the Secured Convertible Debentures and terminated the Standby Equity Distribution Agreement. The total amount paid Cornell Capital Partners, LP. under the Redemption Agreement was $266,777 that included $210,500 redemption amount (principal amount), $34,777 accrued interest, and $21,500 redemption fee (10.21% of principal amount). The Company recorded a $109,517 gain on extinguishments of the Secured Convertible Debentures attributable to the intrinsic value of the embedded conversion feature.

Financial Performance

United has a history of losses. Trebor acquired by share exchange on March 23, 2004, has historically had both profitable and unprofitable years. For the years ended December 31, 2005 and 2004, United sustained losses of $96,310 and $510,922, respectively, which includes United’s wholly-owned subsidiary Trebor. For the three and nine months ended September 30, 2006, United had a net loss of $51,091 and net income of $360,019, respectively.

Results Of Operations For The Three Months Ended September 30, 2006, As Compared To The Three Months Ended September 30, 2005

Net revenues. For the three months ended September 30, 2006, we had net revenues of $1,098,692 as compared to net revenues of $810,824 for the three months ended September 30, 2005, an increase of $287,868 or 35.50%. This increase is primarily attributable to several factors occurring in the third quarter of 2006: we recognized approximately $215,000 of a contract sale for a dive system with hyperbaric support, there was an overall increase in both tankfill system and hookah system sales, and price increases and material cost savings instituted in the fourth quarter of 2005 carried over into the third quarter of 2006. The Company attributes its hookah system sales increases to expanding its market beyond the scuba dive retailer and into sporting goods and boating retailers, its web-based training program that was rolled out in July 2005, and to concerted marketing and sales efforts, including a release in July 2005 of a brand new catalog featuring all our products. Non-custom tankfill system increases are mainly attributed to our standalone presence at several boat shows toward the end of 2005 where many new and old contacts were made and renewed (in earlier years shared booth space with a Brownie dealer resulted in shared tankfill revenues), three new OEM relationships with yacht-builders, and the release of the new catalog in July 2005 featuring all our products. In addition, we believe that the Brownie’s Third Lung name continues to grow in brand recognition, and in addition to gaining new customers each year, we see repeat business through brand loyal customers.

Cost of net revenues. For the three months ended September 30, 2006, we had cost of net revenues of $778,546 as compared with cost of net revenues of $536,742 for the three months ended September 30, 2005, an increase of $241,804 or 45.05%. This increase during the three months ended September 30, 2006 over the same period in 2005 is consistent with the increase in sales volume that included the custom tankfill project in progress, and the increase in hookah and other tankfill system sales. The increase is comprised of an increase in contract and material costs of $183,758, an increase in subcontract expenses of $19,325, an increase in factory payroll of $13,782, an increase in freight in expense of $9,177, and a net increase in other cost of revenues of $15,762.

Gross profit. For the three months ended September 30, 2006, we had a gross profit of $320,146 as compared to gross profit of $274,082 for the three months ended September 30, 2005, an increase of $46,064 or 16.81%. This increase is primarily attributable to an increase in net revenues for the three months ended September 30, 2006.

Operating expenses. For the three months ended September 30, 2006, we had total operating expenses of $246,282, as compared to total operating expenses of $274,547 for the three months ended September 30, 2005, a decrease of $28,265 or 10.30%.

Other (income) expenses. For the three months ended September 30, 2006, we had other income of $28,487 as compared to other expenses of $20,688 for the three months ended September 30, 2005, an increase in other income of $49,175 or 237.70%. This increase is primarily attributable to the approximate $35,000 gain on the extinguishments of two payables that were no longer deemed due and payable at September 30, 2006.

Provision for income tax. For the three months ended September 30, 2006, we had provision for income tax of $153,442, as compared to $0 for the three months ended September 30, 2005, an increase of $153,442. The increase is primarily attributable to federal income tax expense for the period of $95,072 and $53,370 related to full utilization of the existing deferred tax asset in the third quarter of 2006 that related to a net operating loss carryforward. The period expense provides for the cumulative effect of change in accounting estimate for income tax expense. Since the Company had been experiencing net losses, there was no provision for income tax expense. Instead, the company had a provision for tax benefit for the net operating loss carryforward. As of second quarter the loss trend reversed, and the income trend is carrying forward. Accordingly, Management revised its estimate in the third quarter of 2006 to provide for a reserve for income tax expense.

Net income (loss) before provision for income tax. For the three months ended September 30, 2005, we had net income before provision for income taxes of $102,351 as compared to a $21,153 net loss before provision for income taxes for the three months ended September 30, 2005. This represents an increase in net income before provision for income taxes of $123,504 or 583.86%. The net increase is primarily attributable to an increase in net revenues, a decrease in operating expenses, and an increase in other income for the three months ended September 30, 2006.

Net (loss) income. For the three months ended September 30, 2006, we had a net loss of $51,091, as compared to a net loss of $21,153 for the three months ended September 30, 2005, an increase in loss of $29,938 or 141.53%. The increase is primarily attributable to the cumulative effect of the change in accounting estimate for income tax expense. Without the effect of this change in estimate, the Company would have shown net income for the period.

Results Of Operations For The Nine Months Ended September 30, 2006, As Compared To The Nine Months Ended September 30, 2005.

Net revenues. For the nine months ended September 30, 2006, we had net revenues of $3,175,702 as compared to net revenues of $2,357,887 for the nine months ended September 30, 2005, an increase of $817,815 or 34.68%. This increase is primarily attributable to several factors occurring during the nine months ended September 30, 2006: we recognized approximately $615,000 of a contract sale for a dive system with hyperbaric support, there was an overall increase in both tankfill system and hookah system sales, and price increases and cost reductions instituted in the third and fourth quarter of 2005 carried over into the nine months ended September 30, 2006. The Company attributes its hookah system sales increases to expanding its market beyond the scuba dive retailer and into sporting goods and boating retailers, its web-based training program that was rolled out in July 2005, and to concerted marketing and sales efforts, including a release in July 2005 of a brand new catalog featuring all our products. Non-custom tankfill system increases are mainly attributed to our standalone presence at several boat shows in late 2005 where many new and old contacts were made and renewed (in earlier years shared booth space with a Brownie dealer resulted in shared tankfill revenues), three new OEM relationships with yacht-builders, and the release of the new catalog in July 2005 featuring all our products. In addition, we believe that the Brownie’s Third Lung name continues to grow in brand recognition, and in addition to gaining new customers each year, we see repeat business through brand loyal customers.

Cost of net revenues. For the nine months ended September 30, 2006, we had cost of revenues of $2,006,033 as compared with cost of revenues of $1,523,092 for the nine months ended September 30, 2005, an increase of $482,941 or 31.71%. This increase during the nine months ended September 30, 2006 over the same period in 2005 is consistent with the increase in net revenues. The increase is comprised of an increase in contract and material costs of $381,064, an increase in subcontract expenses of $29,696, an increase in shop supplies of $12,752, an increase in factory payroll of $26,596, an increase in freight in expense of $17,370, and an increase in other cost of revenues of $15,463.

Gross profit. For the nine months September ended 30, 2006, we had a gross profit of $1,169,669, as compared to gross profit of $834,795 for the comparable period in 2005, an increase of $334,874 or 40.11%. This increase is primarily attributable to an increase in net revenues and a modest decrease in cost of revenues as a percentage of sales for the nine months ended September 30, 2006.

Operating expenses. For the nine months ended September 30, 2006, we had total operating expenses of $766,896, as compared to total operating expenses of $773,804 for the nine months ended June 30, 2005, a decrease of $6,908 or 0.89%.

Other (income) expenses. For the nine months ended September 30, 2006, we had other income of $74,580, as compared to other expenses of $88,547 for the nine months ended September 30, 2005, an increase in other income of $163,127 or 184.23%. This increase is primarily attributable to the $109,517 gain on the extinguishments of the secured convertible debentures, and an approximate $35,000 gain on the extinguishments of two payables that are no longer deemed due and payable as of the third quarter of 2006.

Provision for income tax. For the nine months ended September 30, 2006, we had provision for income tax of $117,335, as compared to $0 for the nine months ended 30, 2005, an increase of $117,335. The increase is primarily attributable to federal income tax expense for the period of $95,072 and $22,263 related to full utilization of the existing deferred tax asset in the third quarter of 2006 that related to a net operating loss carryforward. The period expense provides for the cumulative effect of change in accounting estimate for income tax expense. Since the Company had been experiencing operating losses there was no provision for income tax expense. In the contrary, there was a provision for tax benefit for the net operating loss carryforward. As of second quarter the loss trend reversed, and the income trend is carrying forward. Accordingly, Management revised its estimate to provide for a reserve for income tax expense.

Net income (loss) before provision for income tax. For the nine months ended September 30, 2006, we had net income before provision for income taxes of $477,353 as compared to a $27,556 net loss before provision for income taxes for the nine months ended September 30, 2005. This represents an increase in net income before provision for income taxes of $504,909 or 1,832.30%. The increase is primarily attributable to the increase in net revenues for the nine months ended September 30, 2006.

Net (loss) income. For the nine months ended September 30, 2006, we had net income of $360,018, as compared to a $27,556 net loss for the nine months ended September 30, 2005, an increase of $387,574 or 1,406.50%. The increase is primarily attributable to the increase in net revenues and the modest decrease in cost of revenues as a percentage of sales for the nine months ended September 30, 2006. In addition, the increase in net income includes gain on the extinguishments of the secured convertible debentures of $109,517 during the nine months ended September 30, 2006.

Liquidity And Capital Resources

As of September 30, 2006, we had cash and other current assets of $833,242. As of September 30, 2006, we had current liabilities of $845,611, consisting of accounts payable and accrued liabilities of $295,766, loan payable of $266,000, customer deposits of $73,531, other liabilities of $43,685, royalties payable - related party of $9,039, billings in excess of costs and estimated earnings on uncompleted contracts of $38,371, notes payable - current portion of $10,422, notes payable - current portion - related parties of $15,668, and income taxes payable of $93,129. As of September 30, 2006, we had a working capital deficit of $12,369.

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

On June 2, 2006, the Company fully satisfied the outstanding balance of the Secured Convertible Debentures. The Redemption Agreement terminated the Standby Equity Distribution Agreement as discussed above. The total amount paid Cornell Capital Partners, LP under the Redemption Agreement was $266,777 that included $210,500 redemption amount (principal amount), $34,777 accrued interest, and $21,500 redemption fee (10.21% of principal amount). The Company recorded a $109,517 gain on extinguishments of the Secured Convertible Debentures attributable to the intrinsic value of the embedded conversion feature.

On June 2, 2006 the Company borrowed $266,000 from a customer. The proceeds of the loan were used to satisfy the outstanding balance due under the Secured Convertible Debentures. The terms of the loan are pending formalization.

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

We Have Historically Lost Money And Losses May Continue In The Future

On March 23, 2004, United entered into a share exchange transaction with Trebor Industries, Inc., d/b/a Brownie’s Third Lung and Robert Carmichael. Pursuant to this share exchange transaction, United acquired all of the issued and outstanding capital stock of Trebor and Trebor became a wholly owned subsidiary of United. Trebor Industries designs, manufactures and sells surface-supplied air units for the recreational diving industry. United has a history of losses. Historically, Trebor has had both profitable and unprofitable years. As of September 30, 2006, we had an accumulated deficit of $1,346,833. For the nine months ended September 30, 2006, we had net income of $360,019. For the year ended December 31, 2005 we incurred a net loss of $96,310. For the year ended December 31, 2004 we incurred a net loss of $510,922.

If we are not successful in maintaining profitable operations, we may not be able to attract sufficient capital to continue our operations. Our inability to obtain adequate financing may result in the need to curtail business operations and will likely result in a lower stock price.

We May Need To Raise Additional Capital To Finance Operations

As of September 30, 2006 we had $167,734 of cash on hand and our total current assets were $833,242. Our current liabilities were $845,611 as of September 30, 2006. We may need to raise additional capital to fund our anticipated operating expenses. Among other things, external financing may be required to cover our operating costs. Unless we obtain and maintain profitable operations, it is unlikely that we will be able to secure additional financing from external sources. As of August 1, 2006, we estimate that we will require $1 million to fund our anticipated operating expenses for the next twelve months if we maintain sales growth at the same rate. To step up sales growth at a more aggressive rate, we would require approximately $1.5 to $2.5 million to fund our anticipated operating expenses for the next twelve months. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price. Our inability to obtain adequate financing will result in the need to curtail business operations and you could lose your entire investment. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Effective January 1, 2005, the Company entered into a two-year consulting agreement with one of the consultants as referred to above for management and strategic services. The consulting agreement calls for a monthly consulting fee and provides for warrants to purchase 28,571,428 shares of the Company’s common stock. The exercise price of the warrants is $.007 per share, which equaled the closing price of the Company’s Common stock on January 1, 2005, the effective date of the agreement. The rights to exercise the warrants shall vest in four equal tranches of 7,142,857 current shares at six months, twelve months, eighteen months, and twenty-four months. The Company can terminate the consulting agreement at any time for “Cause” as defined in the consulting agreement. The consultant may terminate the consulting agreement at any time for non-payment of monies due, and such condition remains uncured for a period of sixty days. As of September 30, 2006, 21,428,571 warrants had vested with none being exercised.

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

None

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

Date: November 14, 2006	UNITED COMPANIES CORPORATION

By: /s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer