Form 10KSB
period 2006-12-31
UNITED COMPANIES CORP
filed 2007-04-02
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(mark one)

☑ Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

The Company’s revenues during its most recent fiscal year were $4,203,025.

The aggregate market value of the Company's voting stock held by non-affiliates as of March 9, 2007 was approximately $1,350,308.17 based on the average closing bid and asked prices of such stock on that date as quoted on the Over the-Counter Bulletin Board. There were 160,131,722 shares of common stock outstanding as of March 9, 2007.

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

This filing contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our Company’s growth strategies, (c) our Company's future financing plans and (d) our Company's anticipated needs for working capital. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as in this prospectus generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this filing generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

PART I

Item 1.   Description of Business

Overview

United Companies Corporation (herein referred to as “United”, or “the Company”), a Nevada corporation, entered into a Share Exchange Agreement, dated March 23, 2004, by and among United, Trebor Industries, Inc., d/b/a Brownie’s Third Lung, a Florida corporation, and Robert Carmichael. Pursuant to the Share Exchange Agreement, Mr. Carmichael exchanged 377 shares of common stock, par value $1.00 per share, of Trebor, which constituted all of the issued and outstanding shares of capital stock of Trebor, for 95,000,000 shares of the Company’s common stock. Pursuant to the Share Exchange Agreement, Trebor became a wholly owned subsidiary of United. Prior to the share exchange transaction with Trebor, United had no on-going operations.

The Company designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and Nitrox Generation Systems, and scuba and water safety products through its wholly owned subsidiary Trebor Industries, Inc. United sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility in Fort Lauderdale, Florida. The Company does business as (dba) Brownie’s Third Lung. The Company’s products are classified into three main sales categories: Brownie’s Third Lung, Brownie’s Tankfill, and Brownie’s Public Safety.

Brownie’s Third Lung, the consistent product category revenue leader for the Company, is comprised of Surface Supplied Diving products, commonly called hookah systems. These systems allow one to four divers to enjoy the marine environment without the bulk and weight of conventional SCUBA gear. We believe that Hookah diving holds greater appeal to families with children of diving age than does conventional SCUBA. The reduction of weight by eliminating the tank allows smaller divers, especially children, to participate more actively and enjoyably. In conjunction with the hookah systems, Brownie’s Third Lung supplies a variety of other products to support this market. These products are predominantly sold through SCUBA diving retailers, however, Brownie’s is expanding its market to sporting goods and boating retailers as well largely through a web-based training methodology that was introduced in July 2005. Web-based training allows consumers to initiate the required training for use of the system on their own schedule. It also addresses the training aspect that was previously a sale consideration at point-of-sale. Effective July 1, 2005, all hookah units sold included on-line training certificates. The training certificates entitle the holder to an on-line interactive course at no additional charge to the holder. The number of on-line training certificates issued per unit is the same as the number of divers the unit as sold is designed to accommodate (i.e., a three diver unit configuration comes with three on-line training certificates). It is anticipated that the final phase of the training will still be completed through traditional dive retailers and instructors. The addition of the web based training program has expanded the market for Brownie’s since it can now sell hookah systems to the non-diving public.

The Brownie’s Tankfill product category also generates a significant portion of the Company’s revenues, through the design, installation and maintenance of yacht-based high-pressure and low-pressure compressors for diving on air and mixed gases. Many yacht owners enjoy the convenience and freedom of filling their own diving tanks with air, NITROX or custom mixed gases while out on cruise, freeing them from carrying extra cylinders or the need to locate a reputable source in various ports-of-call. Brownie’s Tankfill specializes in the design and installation of high-end custom systems to do just that. From surveying the vessel for installation requirements to custom fabrication of the necessary components, Brownie’s Tankfill provides all the services necessary to satisfy this market. The Company has established a number of relationships with yacht builders to allow shipyards to market and sell the Brownie’s Tankfill systems. We believe that every large vessel currently in service, being re-fitted, or being built is a potential customer. Through OEM relationships we expand our market to reach these customers. Toward that end we have grown our number of OEM relationships and continue to pursue more through direct contact with yacht-builders.

  The Brownie’s Public Safety product category provides integrated and stand-alone flotation and emergency/rescue equipment for use by fire departments and other government agencies in their on-water/near-water activities. “Rescue, not Recovery” is the marketing slogan for this product category, and the driving force behind development. We believe municipalities and government agencies can increase their own safety while responding more quickly in emergencies through the use of our products. In July 2005, we entered into an agreement establishing Global Secure Safety Products, Inc. as our exclusive North and South American distributor for the Rapid Entry System (RES) mini scuba product, which is being sold exclusively in these markets under the Global Secure band ad the Global Secure Rescue Pac. We continue to pursue similar distributorships outside this market area as well.

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

Our Products and Services by Category and Their Related Websites

Brownie’s Third Lung (www.browniedive.com) - Surface Supplied Air (SSA), Hookah, (Low Pressure Units) - Recreational surface supplied air units (gas and electric), Commercial surface supplied air units (gas and electric), Pressurized snorkel (battery), Egressor packages and regulators, hookah hoses and regulators, Drop Weight Cummerbelt, Dive weight belts, SeaDoo Sea Scooters, Twin-trim, Diving hose, Diving kits, Dive Hose connections, Replacement SS engines, compressors, miscellaneous service parts, SSA accessories including but not limited to gear bags, dog snares, and keel and trim weight packages.

Brownie’s Tankfill (www.tankfill.com) - Tankfill Systems (High And Low Pressure Units) -Yacht pro automated compressors (heavy-duty service capacity), Yacht pro automated compressors (medium-duty service capacity), Marine basic compressors (light-duty service capacity), Bauer portable compressors (light-duty service capacity), Custom tankfill and nitrox generation systems for yachts, NitroxMakers, Four-way fill manifolds, Remote fill control panels, High pressure storage/cascade systems, Custom tank racks, Kaeser low pressure compressors and components, E-Reel diving systems, hookah diving compressor for boat installation, Design and engineering services including but not limited to AutoCAD, Nitrox generation, and custom gas mixing, Repairs and service on all products sold.

Brownie’s Public Safety (www.browniespublicsafety.com) - Public Safety Dive Gear and Accessories -SHERPA, HELO systems, Rapid Entry System (RES), Garment integrated personal flotation device (water extrication buoyancy system: WEBS), Fast float system, Personal life raft, Surf shuttle, lift bags, various other safety related accessories.

Some Of The Company’s Products In Depth

Surface Supplied Air System: The Company produces a line of Surface Supplied Diving products, commonly called hookah systems. These systems allow one to four divers to enjoy the marine environment up to 90 feet without the bulk and weight of conventional SCUBA-gear. We believe that hookah diving holds greater appeal to families with children of diving age than does conventional SCUBA. The reduction of weight by eliminating the tank allows smaller divers, especially children, to participate more actively and enjoyably. The design of our product also reduces the effort required to both transport and use it. We believe the PELETON™ Hose System revolutionizes hose management for recreational surface supplied diving. It reduces the work required of any single diver by dispersing the load over the entire group. We use a single, larger diameter hose as a main downline with up to four individual hoses attached to it. This configuration not only reduces the weight and bulk of the hose required, but also reduces drag and entanglement. An entire line of deck-mounted systems is available for commercial applications that demand extremely high performance. In addition to the gasoline-powered units, a series of electric powered systems is also available for light to commercial duty. Powered by battery for portability or household current for virtually unlimited dive duration, these units are used primarily by businesses that work in a marine environment.

E-Reel and Built-in Battery Systems: Taking convenience one step further, the Company has developed two surface supplied air products that it believes makes boat diving even easier. The Built-in Battery System builds a battery powered electric unit into the boat, eliminating the need to transport the compressor/motor assembly. The need for a flotation tube is also removed, as the boat itself serves in that capacity. The E-Reel advances this idea by adding a reel system to provide compact storage of up to 150 feet of hose. Boaters can perform their own in-water maintenance and inspections, or just dive for enjoyment. The hose is manually pulled from the reel supporting up to two divers to a depth of fifty feet. When the dive is complete, the hose is automatically recoiled and stowed by the simple activation of a switch.

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

Bell Bottom Flag Bag (BBFB): Is what we believe is a unique product providing the diver with a collection bag at depth, a marker (floating flag) at the surface and a lifting device independent of the diver as well as an ascent safety device. This product allows the diver to minimize the amount of gear needed for safety or the harvest of seafood.

BC KEEL Counterweight System: Is what we believe is a revolutionary ballast system designed to offset the inherent buoyancy of a SCUBA tank and provide the diver with a more reliable ‘face -up’ surface position. We believe our product has the technical and affordable potential to become the “primary ballast system” with the right promotion and education of the diving public. There are four most popular items that almost ALL divers buy before the completion of Open Water I Certification: Mask, Snorkel, Fins, and Weight system, because these items are affordable, small, universal, and PERSONAL.

Tankfill Compressors: Many yacht owners enjoy the convenience and freedom of filling their own diving tanks with air, NITROX or custom mixed gases while out on cruise, freeing them from carrying extra cylinders or the need to locate a reputable source in various ports-of-call. Brownie’s Tankfill specializes in the design and installation of high-end custom systems to do just that. From surveying the vessel for installation requirements to custom fabrication of the necessary components, Tankfill provides all the services necessary to satisfy this market. We believe that every large vessel currently in service, being re-fitted, or being built is a potential customer. Through OEM relationships we have expanded our market to reach these customers. Our light duty compressor, the Marine Basic is specifically designed and built to withstand the marine environment with all components and hardware impervious to spray from the elements. The Yacht Pro series contains models for both medium-duty applications, such as recreational divers and small groups, and heavy-duty use as found on research vessels, commercial operations and live-aboard dive boats. All Yacht Pro models come with the Digital Frequency Drive, which is a Brownie’s Tankfill innovation. The Digital Frequency Drive eliminates the spike previously experienced in starting the compressor, eliminating the need to ration the boat’s electrical usage by shutting down components when the compressor is needed. Brownie’s utilizes an AutoCAD industrial drawing program to design, engineer and maintain drawings of its various products. Custom design work is done in-house for major product installations and in conjunction with other entities.

NitroxMaker™: We believe Nitrox has become the gas of choice for informed recreational diving the world over. What was once only available from land based gas mixing facilities is now easily accessible to the yacht diver. With a Brownie’s NitroxMaker™, the user simply dials-in a desired oxygen level from 21% to 40%, eliminating the need to transport and handle pure oxygen. The resulting diving gas mix is monitored with digital oxygen analyzers, removing the calculations required to blend or mix the gas.

Rapid Entry System (RES) and HELO System: The Brownie’s Public Safety product line exists to address the needs of the public safety dive market. The inherent speed and ease of donning our Drop Weight Cummerbelt with Egressor Add-on Kit identified it as an obvious choice for rapid response for water-related emergencies. A first-responder or officer on-scene can initiate the location and extraction of victims while the dive team is en-route, saving valuable time and increasing the changes for survival of victims. The RES is a small SCUBA system that can be quickly donned over clothes, usually in less than sixty seconds. Its small size allows it to be stored in areas that would never accommodate a full set of SCUBA gear. The 13 cubic foot aluminum tank can provide up to 15 minutes of air at the surface. The air cell remains stowed under the protective cover and can be partially inflated to achieve positive flotation. The cover’s specially designed break-away zipper bursts open to provide instant inflation yet “heals” and can be repacked and fastened quickly in the field. The HELO offers all the same features, but has been specially designed and modified for rescue divers working from helicopters. By placing the cylinder in the front and adding leg straps, the HELO allows divers to use the standard seating configurations. The advantages of this system over full sized SCUBA rigs are increased mobility for the diver and diminished space requirements for the gear. Since the bottle is mounted at the diver’s waist, he can more easily control his gear during deployment, further adding to the comfort and safety.

Market Data

The Company operates in both the SCUBA Diving Industry and the Marine Industry. The following is general market data for both:

SCUBA Diving Industry

The following data is based on information reported on Professional Association of Dive Instructors’ (PADI) website, www.padi.com, as of March 15, 2006: PADI certifies 60% of all new divers in the United States. PADI issued 526,904 new divers certifications worldwide in 2000 (the most recent information available). (Thus, per our extrapolation, an estimated 878,173 new divers were certified by all the training agencies collectively worldwide in 2000). PADI estimates that the range of active divers in the United States ranges from 1.6 million to 2.9 million based on data it collected. Per PADI, the largest number of SCUBA certifications completed each year in the United States has been in Florida. Also, per PADI’s statistics, the number of certifications issued by PADI each year has increased consistently since 1967. As of March 18, 2007, this information is no longer published on PADI’s website. However, the Company believes the statistics should have remained relatively consistent.

Marine Industry

The following data is based on information published by the National Marine Manufacturers Association (NMMA), www.nmma.org, as of March 18, 2007: Recreational boating contributed approximately $37.3 billion in 2005 to the nation’s economy, up more than 13% from 2004. Sales growth of recreational boats continued to outpace U.S. economic growth in 2004, increasing an average of 8% annually since 1997, when compared to the Gross Domestic Product, which averaged 3.4% annual growth during the same period. There were 12.94 million boats registered in the United States in 2005, and of this amount, Florida captured the number one ranking with 973,859 registrations among all the states. Total dollars spent on new power boats, motor, trailers and accessory purchases in 2005 was $15.40 billion with Florida ranking number one among all the states capturing $2.11 billion of this market. Total dollars spent on marine aftermarket accessory purchases alone was $2.91 billion. Of this amount, again Florida ranked number one among all the states capturing $434 million of this market. The products the Company sells would generally be considered part of the marine aftermarket accessory category. From 2003 to 2005 the marine aftermarket accessory market has grown from $2.42 billion to $2.91 billion, or an increase of 20.25%. Over the past eight years aftermarket accessories sales have more than doubled from $1.2 billion in 1997 to $2.9 billion in 2005.

Product Target Markets

The Company sells a variety of products that fall primarily into three categories, Brownie’s Third Lung, Brownie’s Tankfill, and Brownie’s Public Safety Diving. While all of our offerings are marine based, each product category targets a slightly different consumer and approaches its target group in a different manner. Due to the common water-based theme, some of the markets will overlap, thereby qualifying the same customer for more than one major product. Brownie’s Third Lung, the Surface Supplied Air or hookah business has both retail and wholesale groups.  We believe that a significant portion of the 973,758 registered boat owners in Florida, as are potential customers for our recreational systems. In past years our product was more likely to reach them through SCUBA diving retailers.  In mid 2005, in an effort to expand our Scuba diving retailer market and to reach additional, non-diving consumers, the Company implemented a web-based training program to expand the availability of our product to marine retailers who cater, for the most part, specifically to boaters.  Brownie’s Tankfill targets a similar group, the boating community, but concentrates its attention on boats over 30 feet in length.  We have enjoyed a measure of success by approaching the consumer directly. We also continue to establish relationships with boat yards building luxury vessels throughout the world by offering them an OEM policy and pricing structure. Our newest market is that for Brownie’s Public Safety Diving.  We have identified municipalities and government agencies, both in the United States and abroad, as our primary consumer. In July 2005, we entered into an agreement establishing Global Secure Safety Products, Inc. as our exclusive North and South American distributor for the Rapid Entry System (RES) mini scuba product, which is being sold exclusively in these markets under the Global Secure band ad the Global Secure Rescue Pac. The RES is part of our public safety sales product category. Although the United States and predominantly Florida have been our past focus, we continue to search for and establish distributors in Australia and Europe for all of our products.

Tradenames And Patents

Tradenames

The Company has licensed from two entities in which the Chief Executive Officer has an ownership interest, the exclusive use of the following registered and unregistered tradenames, trademarks and service marks for the terms of their indefinite lives: Brownie’s Third Lung, browniedive.com, Brownie’s, Brownie’s Third Lung oval symbol, browniedive, NitroxMaker, HELO, RES, fast float rescue harness, tankfill.com, browniestankfill, browniestankfill.com, browniespublicsafety.com, and browniespublicsafety, Peleton Hose System, Twin-Trim, Kayak Diving Hose Kit, Bell Bottom Flag Bag, and Brownie’s Dogsnare.

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

Issued: Drop Weight Dive Belt (Drop Weight Cummerbelt), Combined Life Vest Buoyancy Compensator (BC/PFD and Separating Life Vest), Water Safety Survival System (Non-Releasable Tank Mounted Counterweight and Weight Ballasting Systems note: includes BC Keel), Separating Life Vest Multifunction Buoyancy Compensator (MC/PFD and Continuation in Part to the Water Safety Survival System), Garment Integrated Personal Flotation Device (GI-PFD), Inflatable Dive Marker Collection Bag (Bell Bottom Flag Bag).

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

Tradeshows

In 2006 the Company was represented at the following annual trade shows: Miami Yacht and Brokerage Show, Fort Lauderdale International Boat Show, and International Boat Exhibitors Exchange (IBEX).

Websites

The Company has several web sites: www.browniedive.com, www.tankfill.com, and www.browniespublicsafety.com. Additionally, all our products are marketed on our primary customers’ website. In addition, to these websites, numerous other websites have quick links to the Company’s websites. Our products are available domestically and internationally. Internet sales and inquiries are also supported by the Company as a preferred method of many of our customers, particularly International customers.

Distribution

Our products are distributed to our customers primarily by common carrier.

Expansion Goal

The Company has expanded in the past through internal growth and current plans are to do the same. Should an opportunity arise in the future for a business acquisition that we believe will complement our business strategically or expand our market share, we will evaluate its feasibility at that time.

Product Research And Development (R&D)

We continuously work to provide our customers with both new and improved products. We offer research and development services to not only the related entities we license our patents and trademarks from, but also to other customers as well. R&D services for customers and the related entities are invoiced in the normal course of business. In addition, we are working on internal research and development projects toward the goal of developing some of our own patentable products. Research and development costs for the year ended December 31, 2006 and 2005, were $7,140 and $18,730, respectively.

Government Regulations

The SCUBA industry is self-regulating; therefore, the Company is not subject to government industry specific regulation. Nevertheless, the Company strives to be a leader in promoting safe diving practices within the industry and believes it is at the forefront of self-regulation through responsible diving practices. The Company is subject to all regulations applicable to “for profit” companies as well as all trade and general commerce governmental regulation. All required federal and state permits, licenses, and bonds to operate its facility have been obtained. There can be no assurance that the Company’s operation and profitability will not be subject to more restrictive regulation or increased taxation by federal, state, or local agencies in the future.

Customers

We are predominantly a wholesale distributor to retail dive stores, marine stores, and shipyards. This includes approximately 500 independent Brownie dealers. We retail our products to including, but not limited to, boat owners, recreational divers and commercial divers. Our largest customer and Brownie dealer is Brownie’s Southport Diver’s, Inc. (BSD), a related entity owned by the brother of Robert Carmichael, the Company’s Chief Executive Officer. Sales to BSD for the years ended December 31, 2006 and 2005 represented, 16.40% and 18.33%, respectively, of total Company sales. Sales to Enpro International, Inc. for the year ended December 31, 2006 represented 17.87% of total Company net revenues. Sales to no other customer represented greater than 10.00% of net revenues for the years ended December 31, 2006 and 2005.

Raw Materials

Principal raw materials for our business include machined parts such as rods, pistons, bearings; hoses; regulators; compressors; engines; high-pressure valves and fittings; sewn goods; and various plastic parts including pans, covers, intake staffs, and quick release connections. Principal suppliers of these materials to us are Kuriyama, Advantage Plastics of New York, Gates Rubber, Ocean Divers Supply, Anderson Metals, East Coast Plastics, Center Star, Bauer, Leeson Electric, Sagittarius, Campbell Hausfield, Roberts Supply, Robin America Subaru, and Florida Fluid Systems Technology Inc. Most materials are readily available from multiple vendors. Some materials require greater lead times than others. Accordingly, we strive to avoid out of stock situations through careful monitoring of these inventory lead times, and through avoiding single source vendors whenever possible.

Competition

We consider the most significant competitive factors in our business to be low prices, shopping convenience, the variety of available of products, knowledgeable sales personnel, rapid and accurate fulfillment of orders, and prompt customer service. We currently recognize one significant competitor in hookah sales and two significant competitors in high pressure tankfill sales. Products from the hookah competitor and those from one of the tankfill competitors are very similar to ours as the principals in both received their training in the industry from Brownie’s. Brownie’s other competitor in high pressure tankfill is a large multi-national company that does not offer significant customization, thereby we believe reducing our head-to-head competition in many cases. We believe we do not have significant competitors in the Brownie’s Tankfill line of high-end custom yacht packages.

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

Personnel

We currently have sixteen (16) full time employees at our facility in Fort Lauderdale, Florida, seven (7) are classified as, administrative or management, and nine (9) are classified as non-exempt factory or administrative support. We utilize consultants when needed in the absence of available in-house expertise. Our employees are not covered by a collective bargaining agreement.

Seasonality

The current main product categories of our business, Brownie’s Third Lung and Brownie’s Tank Fill, are seasonal in nature. The peak season for Brownie’s Third Lung’s products is the second and third quarters of the year. The peak season for Brownie’s Tank Fill’s products is the fourth and first quarters of the year. Since the seasons compliment one another, we are able to shift cross-trained factory and warehouse personnel between the two lines of business as needed. Thus, the Company is able to avoid the down time normally associated with seasonal business.

Item 2.   Description Of Property

The corporate headquarters, factory and distribution center of the Company is located at 936/940 NW 1st Street, Ft. Lauderdale, FL 33311. Through February 20,2007, the facility was leased from GKR Associates, LLC, an entity in which the Chief Executive Officer has an ownership interest, for approximately $10,000 per month. On February 22, 2007 the Company acquired the facility from GKR Associates, LLC. for cash and other consideration. The terms of the property acquisition are discussed below under "Certain Relationships and Related Transactions, and Director Independence". The facilities are comprised of approximately 16,000 square feet of space of which approximately 7,500 square feet is office, and the remainder is factory and warehouse space. We believe that the facilities are suitable for their intended purpose, are being efficiently utilized and provide adequate capacity to meet demand for the foreseeable future.

Item 3.   Legal Proceedings

None.

Item 4.   Submission Of Matters To A Vote Of Security Holders

None.

PART II

Item 5.   Market For Common Equity and Related Stockholder Matters

The Company’s common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “UCPJ.” The Company’s high and low bid prices by quarter during 2006 and 2005, as provided by the Over the Counter Bulletin Board are provided below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On March 9, 2007, the closing price of our common stock, as reported on the Over-the-Counter Bulletin Board, was $0.021 per share.

	Calendar Year 2006
	High Bid	Low Bid
First Quarter	$0.026	$0.002
Second Quarter	$0.022	$0.009
Third Quarter	$0.026	$0.014
Fourth Quarter	$0.022	$0.014

	Calendar Year 2005
	High Bid	Low Bid
First Quarter	$0.023	$0.007
Second Quarter	$0.014	$0.004
Third Quarter	$0.010	$0.003
Fourth Quarter	$0.007	$0.002

Holders of Common Stock

As of March 9, 2007, we believe United had in excess of 250 shareholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Sales of Unregistered Securities

Convertible Debentures

On April 2, 2004, we issued a Secured Convertible Debenture to Cornell Capital Partners, LP in the principal amount of $250,000. The convertible debenture is convertible into shares of our common stock as a price per share that is equal to the lesser of: (i) an amount equal to 120% of the closing bid price of our common stock as of the date of the convertible debenture or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of our common stock for the five trading days immediately preceding the conversion date. The Secured Convertible Debenture accrues interest at a rate of 5% per year and is convertible at the holder’s option. The Secured Convertible Debenture has a term of 2 years and is secured by all the assets of United. At United’s option, the Secured Convertible Debenture may be paid in cash or converted into shares of our common stock unless converted earlier by the holder. Except after an event of default as set forth in the Secured Convertible Debenture, Cornell Capital Partners, LP is not entitled to convert such debenture for a number of shares of common stock of United in excess of that number of shares which, upon giving effect to the debentures if such conversion would cause the aggregate number of shares of common stock beneficially held by such holder and its affiliated to exceed 4.99% of the outstanding shares of common stock of United. On July 23, 2004, United issued a second Secured Convertible Debenture in the principal amount of $125,000, with the same terms and conditions as the Secured Convertible Debenture issued on April 2, 2004, as described above. United has the right to redeem with fifteen (15) business days advance notice, a portion or all of the outstanding convertible debentures. The redemption price shall be one hundred twenty percent (120%) of the redeemed amount plus accrued interest. In addition, if United avails itself of the redemption right, United shall, concurrent with the redemption, issue warrants to the holder at a rate of 50,000 per $100,000 redeemed, pro-rata. The exercise price of the warrants shall be 120% of the closing bid price of United’s common stock on the closing date. The warrants shall have “piggy-back” and demand registration rights and shall survive for two (2) years from the closing date.

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

The following table represents conversions by Cornell Capital Partners, L.P. under the terms of the Secured Convertible Debentures from January 1, 2006 through redemption on June 2, 2006 for restricted common stock:

Conversion Notice Date	Date of Conversion	Conversion $ Amount	Conversion $ Per Share Price	Number of Shares
January 6, 2006	February 2, 2006	$10,000	0.0016	6,250,000
February 10, 2006	March 7, 2006	10,000	0.0032	3,125,000
March 1, 2006	March 7,2006	10,000	0.0032	3,125,000
May 3, 2006	May 24,2006	59,110	0.0088	6,717,045

		$89,110		19,217,045

Standby Equity Distribution Agreement

On April 2, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. In addition, the Company issued 3,625,000 shares of the Company’s common stock in April 2004 for commitment fees totaling $290,000 related to the Standby Equity Distribution Agreement. The commitment fees were amortized to additional paid in-capital over the term of the Standby Equity Distribution Agreement. As part of the redemption of the Secured Convertible Debentures, the Company terminated on June 2, 2006 the Standby Equity Distribution Agreement.

Options and Warrants

Effective January 1, 2005, we entered into a two-year consulting agreement with an individual for management and strategic services. In addition to the monthly consulting fee, the agreement provides for warrants to purchase 28,571,428 shares of the Company’s common stock. The exercise price of the warrants is $.007 per share, which equaled the bid/ask price of the Company’s common stock on January 1, 2005, the effective date of the agreement. The rights to exercise the warrants shall vest in four equal tranches of 7,142,857 common shares at six months, twelve months, eighteen months, and twenty-four months. The warrants expiration date is twenty-four months after the vesting date. Further, the warrants have “piggy-back” registration rights and provide for either a cash or cashless exercise. The cashless exercise provision provides for a discount in the amount of shares to be issued upon at exercise based on a formula that takes into account as one of its factors the average of the closing sale price on the common stock for five trading days immediately prior to but not including the date of exercise. We can terminate the consulting agreement at any time for “Cause” as defined in the consulting Agreement. The consultant may terminate the consulting agreement at any time for non-payment of monies due, and such condition remains uncured for a period of sixty days. As of December 31, 2006, the rights to exercise 28,571,428 had vested under the consulting agreement and no warrants had been exercised.

Other Sales of Unregistered Securities

On February 2, 2006, Cornell Capital Partners LP was issued 6,250,000 shares of restricted common stock representing a $10,000 conversion under the terms of the Secured Convertible Debenture.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

Since March 23, 2004 the Company designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and Nitrox Generation Systems, and scuba and water safety products through its wholly owned subsidiary Trebor Industries, Inc. United sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility in Fort Lauderdale, Florida. The Company does business as (dba) Brownie’s Third Lung, the dba name of Trebor.

Since April 16, 2004, Mr. Carmichael has served as President, Acting Principal Accounting Officer and Acting Chief Financial Officer of the Company. From March 23, 2004 to April 26, 2004, Mr. Carmichael served as United’s Executive Vice-President and Chief Operating Officer. Mr. Carmichael has operated Trebor Industries, Inc. as its President since 1986. He is the holder or co-holder of numerous patents that are used by Trebor Industries, Inc. and several other major players in the diving industry. Prior to the share exchange transaction with Trebor, United had no on-going operations. United had been seeking potential operating businesses and business opportunities, with the intent to acquire or merge with such businesses. Effective March 23, 2004, United had sold all of its ownership interest in its wholly-owned subsidiary, Merger Co., to Gateway Connections Limited, an international business company formed under the laws of Belize. Merger Co. owned a wholly owned interest in Avid Sportswear & Golf Corp., a Nevada corporation.

Financial Performance

United has a history of losses. For the years ended December 31, 2006 and 2005, United had net income of $565,793 and a net loss of $96,310, respectively.

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

Inventory- Inventory is stated at the lower of cost or market. Cost is principally determined by using the average cost method that approximates the first-in, first-out (FIFO) accounting method. Inventory consists of raw materials as well as finished goods held for sale. The Company’s management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required.

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

Revenue recognition - Revenues from product sales are recognized when the Company’s products are shipped. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost of each contract. This method is used because management considers the percentage of cost incurred to date to estimated total cost to be the best available measure of progress on the contracts.

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

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts”, represents revenues recognized in excess of amounts billed. The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts”, represents billings in excess of revenues recognized. Claims are included in revenues when realization is probable and the amount can be reliably estimated.

Revenue and costs incurred for time and material projects are recognized currently as the work is performed.

Product development costs - Product development expenditures are charged to expenses as incurred.

Advertising and marketing costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Advertising and trade show expenses incurred for the year ended December 31, 2006 and 2005, were $47,402, and $49,974, respectively.

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

The Company did not issue any stock, warrants or options, to employees for compensation for the year ended December 31, 2006.

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

This discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to allowance for doubtful accounts and deferred income tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

In September 2006, FASB issued Financial Accounting Statement (FAS) 157, Fair Value Measurements. The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the Company on or before January 1, 2008. The provisions of this Statement shall be applied prospectively as of the date of adoption with a limited form of retrospective application to certain financial instruments that will result in cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of FAS 157 on its financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (“FIN 48”) which clarifies the accounting for uncertainty in tax positions. This interpretation requires the recognition of a tax position when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

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

Results Of Operations For The Year Ended December 31, 2006, As Compared To The Year Ended December 31, 2005

The following discussion of United’s results of operations compares United’s year ended 2006 operations activities, which includes the results of operations for United’s wholly-owned subsidiary Trebor Industries, Inc., d/b/a Brownie’s Third Lung with 2005.

Net Revenues. For the year ended December 31, 2006, we had revenues of $4,203,025 as compared to revenues of $2,935,869 for the year ended December 31, 2005, an increase of $1,267,156 or 43.16%. Overall tankfill system sales and hookah system sales were up in 2006. The Company attributes its hookah system sales increases to expanding its market beyond the scuba dive retailer and into sporting goods and boating retailers, its web-based training program that was rolled out in July 2005, and to concerted marketing and sales efforts, including a release in July 2005 of a brand new catalog featuring all our products. Tankfill system sales increases are mainly attributed to our continued presence at several boat shows where many new and old contacts were made and renewed, new OEM relationships with yacht-builders, and the release of the new catalog in July 2005 featuring all our products. In addition, we believe that the Brownie’s Third Lung name continues to grow in brand recognition, and in addition to gaining new customers each year, we see repeat business.

Cost of Net Revenues. For the year ended December 31, 2006, we had cost of net revenues of $2,711,984 as compared with cost of revenues of $1,956,269 for the year ended December 31, 2005, an increase of $755,715 or 38.63%. This increase is primarily attributable to the increase in expenses to support the increase in sales including an increase in material costs of $525,418, an increase in contract labor and expenses of $129,145, an increase in payroll costs of $50,698, and a net increase in various other costs of $50,454.

Gross Profit. For the year ended December 31, 2006, we had a gross profit of $1,491,041 as compared to gross profit of $979,600 for the year ended December 31, 2005, an increase of $511,441 or 52.21%. This increase is primarily attributable to an increase in net revenues and a modest decrease in cost of revenues as a percentage of sales for the year ended December 31, 2006.

Operating Expenses. For the year ended December 31, 2006, we had total operating expenses of $1,014,448 as compared to total operating expenses of $999,226 for the year ended December 31, 2005, an increase of $15,222 or 1.52%.

Other (Income) Expenses. For the year ended December 31, 2006 we had other income of $150,933 as compared to other expense of $14,898 for the year ended December 31, 2005, an increase in other income, or a decrease in other expense of expense of $165,831 or 1113.11%. This increase is primarily attributable to the $109,517 gain on the extinguishments of the secured convertible debentures, and an approximate $35,000 gain on the extinguishments of two payables that were no longer deemed due and payable as of the third quarter of 2006.

Interest Expense. For the year ended December 31, 2006, we had interest expense of $71,388 as compared to $85,992 for the year ended December 31, 2005, a decrease of $14,604 or 16.98%. This decrease is primarily attributable to the satisfaction of the secured convertible debentures on June 2, 2006. Whereas in 2005 the Company had twelve months of interest on the secured convertible debentures, it had only five months in 2006.

Income Tax Benefit. For the year ended December 31, 2006, we had a tax benefit of $9,655 as compared to $24,206 tax benefit at December 31, 2005, an decrease of $14,551 or 60.11%. This decrease is primarily attributable to the full utilization of the net operating loss carryforward in 2006 that in 2005 we projected would carry beyond 2006. The change in the projection was a result of higher than anticipated net income in 2006.

Net Income. For the year ended December 31, 2006, we had net income of $565,793 as compared to a net loss of $96,310 for the year ended December 31, 2005, an increase of $662,103 or 687.47%. This net increase for the year ended December 31, 2006 is primarily attributable to the increase in net revenues, the modest decrease in the cost of revenues as a percentage of sales, and the relatively consistent operating expenses.

Liquidity And Capital Resources

As of December 31, 2006, the Company had cash and current assets of $937,384 and current liabilities of $764,914, or a current ratio of 1.22%.

On June 2, 2006, the Company fully satisfied the outstanding balance of its Secured Convertible Debentures issued on April 2, 2004 and July 23, 2004 in the original amounts of $250,000 and $125,000 respectively. As part of the redemption, Cornell Capital Partners, L.P. waived its right to issuance of warrants and reduced the redemption fee from 20% to 10.21%. In addition, the Redemption Agreement retired the Company’s existing Standby Equity Distribution that the Company never drew down against. The total amount paid Cornell Capital Partners, L.P. under the Redemption Agreement was $266,777 that included $210,500 redemption amount (principal amount), $34,777 accrued interest, and $21,500 redemption fee (10.21%) of principal amount. The Company recorded a $109,517 gain on extinguishment of the Secured Convertible Debentures attributable to the intrinsic value of the embedded conversion feature.

The Company anticipates that cash generated from operations should be sufficient to satisfy the Company’s contemplated cash requirements for its current operations for at least the next twelve months. The Company does not anticipate any significant purchases of equipment during fiscal year 2007. The number and level of employees at December 31, 2006 is adequate to maintain the Company's operations for at least the next 12 months.

Certain Business Risks

The Company is subject to various risks that may materially harm its business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase the Company’s common stock. These are not the only risks and uncertainties that the Company faces. If any of these risks or uncertainties actually occurs, the Company’s business, financial condition or operating results could be materially harmed. In that case, the trading price of the Company’s common stock could decline and you could lose all or part of your investment.

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

Our Common Stock Is Deemed To Be “Penny Stock,” Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

Our common stock is deemed to be “penny stock” as that term is defined under the Securities Exchange Act of 1934. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Our common stock is covered by an SEC rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, which are generally institutions with assets in excess of $5,000,000, or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.

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

We Depend On The Services Of Our Chief Executive Officer

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

We Require Additional Personnel And Could Fail To Attract Or Retain Key Personnel

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

Effective January 1, 2005, the Company entered into a two-year consulting agreement with one of the Consultants as referred to above for management and strategic services. The consulting agreement calls for a monthly consulting fee and provides for warrants to purchase 28,571,428 shares of the Company’s Common Stock. The exercise price of the warrants is $.007 per share, which equaled the bid/ask price of the Company’s Common stock on January 1, 2005, the effective date of the agreement. The rights to exercise the warrants shall vest in four equal tranches of 7,142,857 current shares at six months, twelve months, eighteen months, and twenty-four months. The Company can terminate the Consulting Agreement at any time for “Cause” as defined in the Consulting Agreement. The Consultant may terminate the Consulting Agreement at any time for non-payment of monies due, and such condition remains uncured for a period of sixty days. On December 31, 2006 the consulting agreement expired. While a new agreement has not been formalized, the Consultant continues to be engaged in the same capacity on a month-to-month basis.

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

ITEM 7.   FINANCIAL STATEMENTS

UNITED COMPANIES CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
TABLE OF CONTENTS

PAGE(S)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2006	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 2006 AND 2005	F-3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT FOR THE
YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005	F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2006 AND 2005	F-5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	F-6 TO F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
United Companies Corporation
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of United Companies Corporation as of December 31, 2006, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Companies Corporation as of December 31, 2006, and the results of its activities and cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States.

/S/ L.L. Bradford & Company, LLC
L.L. Bradford & Company, LLC
March 27, 2007
Las Vegas, Nevada

UNITED COMPANIES CORPORATION
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS

Current assets
Cash	$208,187
Accounts receivable, net of $21,000 allowance for doubtful accounts	62,757
Inventory	581,429
Prepaid expense and other current assets	61,440
Net deferred tax asset - current	23,571
Total current assets	937,384

Fixed assets, net	30,386

Other assets
Deferred tax asset - non-current	21,319
Other assets	6,968
Total other assets	28,287

Total assets	$996,057

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$333,099
Customer deposits	83,441
Loan payable	266,000
On- line training liability	43,160
Royalties payable - related party	8,451
Income taxes payable	11,029
Notes payable - current portion	9,466
Notes payable - related parties - current portion	10,268
Total current liabilities	764,914

Long-term liabilities
Notes payable - long-term portion	3,839
Notes payable - related parties - long-term portion	627,061
Total long-term liabilities	630,900

Total liabilities	1,395,814

Commitments and contingencies

Stockholders' deficit
Common stock; $0.001 par value; 250,000,000 shares authorized
155,687,722 shares issued and outstanding	155,688
Additional paid-in capital	585,663
Accumulated deficit	(1,141,108)
Total stockholders' deficit	(399,757)

Total liabilities and stockholders' deficit	$996,057

See Accompanying Notes to Consolidated Financial Statements

UNITED COMPANIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005

Net revenues	$4,203,025	$2,935,869

Cost of net revenues	2,711,984	1,956,269

Gross profit	1,491,041	979,600

Operating expenses
Research and development costs	7,140	18,730
Selling, general and administrative	1,007,308	980,496
Total operating expenses	1,014,448	999,226

Income (loss) from operations	476,593	(19,626)

Other (income) expense
Other (income) expense	(150,933)	14,898
Interest expense	71,388	85,992
Total other income (expense)	(79,545)	100,890

Net income (loss) before provision for income taxes	556,138	(120,516)

Provision for income tax benefit	9,655	24,206

Net income (loss)	$565,793	$(96,310)

Basic income per common share	$—	$—
Diluted income per common share	$—	$—

Basic weighted average common
shares outstanding	151,395,154	120,159,221
Diluted weighted average common
shares outstanding	166,312,375	120,159,221

See Accompanying Notes to Consolidated Financial Statements

UNITED COMPANIES CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

				Commitment	Other
				Fees Related	Receivable
				to Standby	Related to the
			Additional	Equity	Issuance of		Total
	Common Stock		Paid-in	Distribution	Common	Accumulated	Stockholders'
	Shares	Amount	Capital	Agreement	Stock	Deficit	Deficit

Balance, December 31, 2004	114,126,575	$114,127	$811,946	$(231,205)	$(207,143)	$(1,610,591)	$(1,122,866)

Reclassification for change in the number of common shares receivable related to the issuance of common stock	—	—	(165,714)	—	165,714	—	—

Common stock redeemed for other receivable and cancelled at June 15, 2005	(517,857)	(518)	(40,911)	—	41,429	—	—

Conversion of Secured Convertible Debenture to common stock pursuant to the Securities Purchase Agreement dated April 4, 2004.	22,861,959	22,862	52,528	—	—	—	75,390

Amortization of commitment fees related to Standby Equity Distribution Agreement	—	—	(145,000)	145,000	—	—	—

Consulting expense recognized for stock warrants issued in conjunction with the consulting agreement effective January, 2005	—	—	103,640	—	—	—	103,640

Net loss	—	—	—	—	—	(96,310)	(96,310)

Balance, December 31, 2005	136,470,677	136,471	616,489	(86,205)	—	(1,706,901)	(1,040,146)

Conversion of Secured Convertible Debenture to common stock pursuant to the Securities Purchase Agreement dated April 4, 2004.	19,217,045	19,217	69,893	—	—	—	89,110

Amortization of commitment fees related to Standby Equity Distribution Agreement	—	—	(86,205)	86,205	—	—	—

Consulting expense recognized for stock warrants issued in conjunction with the consulting agreement effective January, 2005	—	—	95,003	—	—	—	95,003

Extinguishment of Secured Convertible Debenture on June 2, 2006	—	—	(109,517)	—	—	—	(109,517)

Net income	—	—	—	—	—	565,793	565,793

Balance, December 31, 2006	155,687,722	$155,688	$585,663	$—	$—	$(1,141,108)	$(399,757)

See Accompanying Notes to Consolidated Financial Statements

UNITED COMPANIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$565,793	$(96,310)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	26,542	53,757
Stock based compensation	95,003	103,640
Change in deferred tax asset, net	(20,684)	(24,206)
Gain on extinguishment of secured convertible debenture	(109,517)	—
Loss on disposal of fixed assets	—	2,941
Changes in operating assets and liabilities:
Change in accounts receivable, net	(10,139)	11,261
Change in inventory	(152,746)	(33,266)
Change in prepaid expenses and other current assets	(42,270)	(10,226)
Change in other assets	—	8,198
Change in accounts payable and accrued liabilities	(113,758)	(89,324)
Change in customer deposits	(45,690)	97,704
Change in income taxes payable	11,029	—
Change lease payable - related party	(18,950)	—
Change in royalties payable - related parties	(9,114)	—
Change in other liabilities	10,500	40,225
Net cash provided by operating activities	185,999	64,394

Cash flows from investing activities:
Proceeds from sale of fixed assets	—	17,434
Purchase of fixed assets	(9,210)	(5,580)
Net cash provided (used) by investing activities	(9,210)	11,854

Cash flows from financing activities:
Proceeds from borrowings on notes payable - related parties	—	8,013
Principal payments on notes payable	(9,972)	(30,642)
Principal payments on notes payable related parties	(44,475)	(25,602)
Principal payments on secured convertible debentures	(210,500)	—
Proceeds from borrowing on loan payable	266,000	—
Net cash (used) provided by financing activities	1,053	(48,231)

Net change in cash	177,842	28,017

Cash, beginning of period	30,345	2,328

Cash, end of period	$208,187	$30,345

Supplemental disclosure of cash flow information:
Cash paid for interest	$100,400	$63,337

Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash financing activities

Conversion of Secured Convertible Debenture into Stock as
pursuant to the Securities Purchase Agreement dated April 4, 2004	$89,110	$75,390

Amortization of commitment fees related to Standby Equity
Distribution Agreement	$86,205	$145,000

Common stock redeemed issued for other receivable	$—	$(207,143)

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

Advertising and marketing costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Advertising and trade show expense incurred for the years ended December 31, 2006 and 2005 was $47,402 and $49,974, respectively.

Customer deposits and return policy - The Company takes a minimum 50% deposit against custom and large tankfill systems prior to ordering and/or building the systems. The remaining balance due is payable upon delivery, shipment, or installation of the system. There is no provision for cancellation of custom orders once the deposit has been accepted, nor return of the custom ordered product. Additionally, returns of all other merchandise are subject to a 20% restocking fee as stated on each sales invoice.

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

Comprehensive income (loss) - The Company has no components of other comprehensive income. Accordingly, net income (loss) equals comprehensive income (loss) for all periods.

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

The Company did not issue any stock, warrants or options to employees for compensation for year ended December 31, 2006.

Fair value of financial instruments - The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature.

Earnings (loss) per common share - Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. All common stock equivalent shares were included in the computation at December 31, 2006 since their effect was dilutive.

New accounting pronouncements - In September 2006, FASB issued Financial Accounting Statement (FAS) 157, Fair Value Measurements. The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the Company on or before January 1, 2008. The provisions of this Statement shall be applied prospectively as of the date of adoption with a limited form of retrospective application to certain financial instruments that will result in cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of FAS 157 on its financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (“FIN 48”) which clarifies the accounting for uncertainty in tax positions. This interpretation requires the recognition of a tax position when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

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

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. INVENTORY

Inventory consists of the following as of December 31, 2006:

Raw materials	$247,589
Work in process	—
Finished goods	333,840

$581,429

3. PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expense and other current assets totaling $61,440 at December 31, 2006, consists of $37,828 of prepaid insurance, tradeshow, advertising and software maintenance expenses, $13,612 of prepaid deposits on inventory, and a $10,000 escrow deposit made with a purchase offer for the current real estate that is the Company’s headquarter, and manufacturing and distributing facility.

4. FIXED ASSETS

Fixed assets consists of the following as of December 31, 2006:

Furniture, vehicles, and equipment	$221,534
Leasehold improvements	7,000
228,534
Less: accumulated depreciation and amortization	(198,148)

$30,386

Depreciation expense was $16,664 and $18,908 for the years ended December 31, 2006 and 2005, respectively.

5.  CUSTOMER CREDIT CONCENTRATIONS

Sales to Brownie’s Southport Diver’s, Inc. for the year ended December 31, 2006 and 2005 represented 16.4% and 18.33%, respectively, of total Company net revenues. Sales to Enpro International, Inc. for the year ended December 31, 2006 represented 17.87% of total Company net revenues. Sales to no other customer represented greater than 10% of net revenues for the years ended December 31, 2006 and 2005. The brother of Robert Carmichael, the Company’s Chief Executive Officer, as further discussed in Note 6 - RELATED PARTY TRANSACTIONS, owns Brownie’s Southport Diver’s Inc.

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. RELATED PARTY TRANSACTIONS

Notes payable - related parties - Notes payable - related parties consist of the following as of December 31, 2006:

Promissory note payable to the Chief Executive Officer of the Company, unsecured, bearing interest at 10% per annum, due in monthly principal and interest payments of $3,924, maturing on March 1, 2010, with a balloon payment of $431,795 due. The note will be discounted 15% of the outstanding principal balance if it is paid in full by April, 1 2007.	$429,524

Promissory note payable to an entity owned by the Company’s Chief Executive Officer, unsecured, bearing interest at 10% per annum, due in monthly principal and interest payments of $1,802, maturing on March 1, 2010, with a balloon payment of $198,264 due. The note will be discounted 15% of the outstanding principal balance if it is paid in full by April 1, 2007.	203,222

Promissory note payable due an entity owned by the Company’s Chief Executive Officer, unsecured, bearing 0% interest per annum, due in monthly principal only payments of $2,292, maturing on February 15, 2007.	4,583

637,329

Less amounts due within one year	10,268

Long-term portion of notes payable - related parties	$627,061

As of December 31, 2006, principal payments on the notes payable - related parties are as follows:

2007	$10,268
2008	6,281
2009	6,939
2010	613,841

$637,329

See Note 16.SUBSEQUENT EVENTS for information regarding the Company’s renegotiation of the existing promissory notes in the first quarter of 2007.

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  RELATED PARTY TRANSACTIONS (continued)

Revenues - The Company sells products to two entities owned by the brother of the Company’s Chief Executive Officer, Brownie’s Southport Divers, Inc. and Brownie’s Palm Beach Divers. Terms of sale are no more favorable than those extended to any of the Company’s other customers. Combined revenue from these entities for the years ended December 31, 2006 and 2005, was $795,320 and $650,925, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc. and Brownie’s Palm Beach Divers at December 31, 2006 was $6,062 and $2,111, respectively.

Royalties - The Company has Non-Exclusive License Agreements with the Carleigh Rae Corporation (herein referred to as “CRC”), an entity that the Company’s Chief Executive Officer has an ownership interest, to license product patents it owns. Based on the license agreements with CRC, the Company pays royalties ranging from $1.00 to $50.00 per licensed products sold, with rates increasing 5% annually. Also with CRC, the Company has a Non-Exclusive License Agreement to license a trademark of products owned by CRC. Based on the agreement, the Company will pay the entity $0.25 per licensed product sold, with rates increasing $0.05 annually.

The Company has Non-Exclusive License Agreements with 940 Associates, Inc. (herein referred to as “940A”), an entity owned by the Company’s Chief Executive Officer, to license product patents it owns. Previous license agreements in effect with 940A prior to 2005 were renegotiated and new agreements were entered into effective January 1, 2005. Under the terms of the license agreements, the Company pays 940A $2.00 per licensed product sold, rates increasing 5% annually. Also with 940A, the Company has an Exclusive License Agreement to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. Based on this license agreement, the Company pays 940A 2.5% of gross revenues per quarter, with a 66% royalty fee discount period through December 31, 2006, after which time the royalty rate returns to 100%. In addition, the agreement provides for a $600 advertising credit per month in 2006 against the royalties due quarterly. At December 31, 2006, whatever cumulative portion of the advertising credit the Company did not use for advertising, if any, would become due and payable to 940A as royalty. As of December 31, 2006, the Company had used all of the advertising credit.

Total royalty expense for the above agreements for years ended December 31, 2006 and 2005, was $45,770 and $20,415, respectively.

Lease Expense - The Company leases its facility from GKR Assoicates, LLC., an entity in which the Chief Executive Officer has an ownership interest. For the years ended December 31, 2006 and 2005, lease expense was $121,900 and $130,602, respectively. See Note 16.SUBSEQUENT EVENTS for information regarding the Company’s purchase of the leased facility in the first quarter of 2007.

7.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $333,099 at December 31, 2006 consists of $192,523 accounts payable trade, $60,574 balance of legal expenses that were a UCC expense prior to the reverse merger with Trebor Industries, Inc., $70,031 accrued payroll and related fringe benefits, and $9,971 of other payables and other liabilities.

8. LOAN PAYABLE

On June 2, 2006 the Company borrowed $266,000 from a customer. The proceeds of the loan were used to satisfy the outstanding balance due under the secured convertible debentures. The terms of the loan are pending negotiation and formalization. No payments have been made toward the outstanding balance on the loan.

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. ON-LINE TRAINING LIABILITY

Effective July 1, 2005, the Company began including on-line training certificates with all hookah units sold. The training certificates entitle the holder to an on-line interactive course at no additional charge to the holder. The number of on-line training certificates issued per unit is the same as the number of divers the unit as sold is designed to accommodate (i.e., a three diver unit configuration comes with three on-line training certificates). The certificates have an eighteen-month redemption life after which time they expire. The eighteen-month life of the certificates begins at the time the customer purchases the unit. The Company owes the on-line training vendor the agreed upon negotiated rate for all on-line certificates redeemed payable at the time of redemption. For certificates that expire without redemption, no amount is due the on-line training vendor. The Company has no historical data with regard to the percentage of certificates that will be redeemed versus those that will expire. Therefore, until the Company accumulates historical data related to the certificate redemption ratio, it will assume that 100% of certificates issued with unit sales will be redeemed. Accordingly, at the time a unit is sold, the related on-line training liability is recorded. The same liability is reduced as certificates are redeemed and the related payments are made to the on-line training vendor. In December 2006, certificates totaling $4,480 expired unused. Accordingly, the related liability was reversed and the amount recognized as other income for the year ended December 31, 2006.

10. NOTES PAYABLE

Notes payable consist of the following as of December 31, 2006:

Promissory note payable secured by a vehicle of the Company having a carrying value of $3,892 at December, 31, 2006, bearing interest at 10.16% per annum, due in monthly principal and interest payments of $553, maturing on October 28, 2007.	$5,278

Promissory note payable secured by a vehicle of the Company having a Carrying value of $7,852 at December 31, 2006, bearing no interest, due in monthly principal and interest payments of $349, maturing on November 14, 2008.	8,027

13,305

Less amounts due within one year:	9,466

Long-term portion of Notes payable	$3,389

As of December 31, 2006, principal payments on the notes payable are as follows:

2007	$9,466
2008	3,839

$13,305

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. SECURED CONVERTIBLE DEBENTURES

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

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	SECURED CONVERTIBLE DEBENTURES (continued)

The following table represents conversions by Cornell Capital Partners, L.P. under the terms of the Secured Convertible Debentures from inception through December 31, 2006 for free-trading common stock, which shares were registered with the Securities and Exchange Commission in a registration statement on Form SB-2:

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

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

14.  COMMITMENTS AND CONTINGENCIES

Consulting Agreement - The Company entered into a two-year consulting agreement effective January 1, 2005, for management and strategic services. The consulting agreement calls for payments of $6,000 per month and provides for warrants to purchase 28,571,428 shares of the Company’s common stock. The exercise price of the warrants is $.007 per share, which equaled the bid/ask price of the Company’s common stock on January 1, 2005, the effective date of the agreement. The right to exercise the warrants shall vest in four equal tranches of 7,142,857 common shares at six months, twelve months, eighteen months, and twenty-four months. The warrants expiration date is twenty-four months after the vest date. Further, the warrants have “piggy-back” registration rights and provide for either a cash or cashless exercise. The cashless exercise provision provides for a discount in the amount of shares provided at exercise based on a formula that takes into account as one of its factors the average of the closing sale price on the common stock for five trading days immediately prior to but not including the date of exercise. The Company can terminate the consulting agreement at any time for “Cause” as defined in the consulting agreement. The consultant may terminate the consulting agreement at any time for non-payment of monies due, and such condition remains uncured for a period of sixty days. If the Company terminates the consultant during the term of the agreement without “Cause”, the right to exercise all warrants will vest immediately. The Company calculated the total fair value of the stock options as $198,643 using the Black-Scholes model. For the three and nine months ended September 30, 2006, the Company recognized $25,910 and $77,730, respectively, as compensation expense related to the stock options. As of December 31, 2006, the rights to exercise 28,571,428 warrants had vested under the consulting agreement and none of the warrants had been exercised.

Property Lease Agreement - The Company operates from a leased facility in which the Company’s Chief Executive Officer has an ownership interest. The lease is non-cancelable and calls for an annual base rent of approximately $115,000 plus sales tax with a 10% base rent increase every 5 years. The lease expires in April 2013, and has three 5-year renewal options. In addition, up to $15,000 in real estate taxes is provided for in the base rental payment. Any real estate taxes over and above $15,000 are billed as additional rent to the Company and included in rent expense. For the years ended December 31, 2006, and 2005, total rent expense for the leased facility was $121,900 and $130,602, respectively. Additionally, the Company is responsible for all other operating expenses on the property such as insurance, repairs and maintenance, etc. as the lease is termed a triple net lease. The triple net expenses are recorded to the applicable expense accounts on the Company’s statement of operations.

Equipment Lease Agreement - The Company leases various office equipment under either a month-to-month basis or under an operating lease. Currently there is one non-cancelable operating lease for an office copier at a rate of $313 per month plus sales tax. The lease expires in August 2009.

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. COMMITMENTS AND CONTINGENCIES (continued)

Future minimum lease payments required under the property lease and the equipment lease as of December 31, 2006, are as follows:

2007	$125,690
2008	125,690
2009	124,427
2010	121,900
2011	121,900
Thereafter	284,433

$904,040

15. INCOME TAXES

The following is a summary of the components of the provision for income tax benefit at December 31,

	2006	2005
Current:
Federal	$(7,987)	—
State	(3,042)	—

Deferred:
Federal	20,684	24,206
State	—	—
Provision for income tax benefit	$9,655	24,206

The Company had a net operating loss carryforward of $272,689 that it fully utilized in 2006 resulting in an effective federal tax rate on net income of 1.44%. Had the net operating loss carryforward not been available to reduce taxable income in 2006, the federal statutory tax rate would have been 34%. The state taxable rate for 2006 is 5.5%.

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. INCOME TAXES (continued)

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2006:

Deferred tax assets:
Stock warrants	$67,539
Allowance for doubtful accounts	7,140
Other	7,956
Total deferred tax assets	82,635
Valuation allowance	(28,940)

Deferred tax assets net of valuation allowance	53,695
Less: deferred tax asset - non-current	(21,319)

Deferred tax asset - current	32,376

Deferred tax liability:
On-line training reserve	(8,805)

Net deferred tax assets - current	$23,571

The change in the valuation allowance on net deferred tax assets from December 31, 2005 to December 31, 2006 was $4,734.

16. SUBSEQUENT EVENTS

On February 21, 2007 the Company purchased the corporate headquarters, factory and distribution center of the Company located at 936/940 NW 1st Street, Ft. Lauderdale, FL 33311 from GKR Associates, Inc, an entity in which the Chief Executive Officer has an ownership interest. The purchase price was $1,100,000 plus 4,440,000 shares of the Company’s common stock. Of the $1,100,000, $1,000,000 is secured by a first mortgage payable to Colonial Bank and $100,000 is secured by a second mortgage payable to the seller, GKR Associates, Inc. Terms of the $1,000,000 first mortgage call for monthly interest and principal payments of $9,038 at an annul interest rate of 6.99%, payable over a 15 year term. Terms of the $100,000 second mortgage call for monthly principal and simple interest payments of $1,979.65 at an annual interest rate of 6.99%, payable over a 5 year term.

Effective January 1, 2007 the note payable to the Chief Executive Officer of Company, Robert Carmichael, in the amount of $429,524 as at December 31, 2006 was restructured. Terms of the new note call for monthly principal and interest payments of $6,047 beginning on February 1, 2007 at an annual interest rate of 10%, payable over a term of nine years. The new note was entered into for the purpose of extending the original term of the note that was due to expire in 2010 with a balloon payment as well as reduce the monthly payment amounts.

Effective January 1, 2007 the note payable to 940 Associates, Inc, an entity owned by the Chief Executive Officer of the Company, in the amount of $203,222 as at December 31, 2006 was restructured. Terms of the new note call for monthly principal and interest payments of $2,861 at an annual interest rate of 10%, payable over a term of nine years. The new note was entered into for the purpose of extending the original term of the note that was due to expire in 2010 with a balloon payment as well as reduce the monthly payment amounts.

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consulting agreement for management and strategic services as discussed in Note 14. COMMITMENTS AND CONTINGENCIES expired on December 31, 2006. While a new agreement has not been formalized, Mr. Morris, continues to be engaged in the same capacity on a month-to-month basis.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

 Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

ITEM 8B.   OTHER INFORMATION

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors And Executive Officers

Our directors, executive officers and key employees as of March 9, 2007 are as follows:

Name:	Age:	Position:

Robert M. Carmichael	44	President, Chief Executive Officer and Director

Robert M. Carmichael. Since April 16, 2004, Mr. Carmichael has served as United’s President, Chief Executive Officer and Director. From March 23, 2004 through April 16, 2004, Mr. Carmichael served as United’s Executive Vice-President and Chief Operating Officer. Mr. Carmichael has served as president of Trebor Industries since 1986. Mr. Carmichael is the holder or co-holder of numerous patents that are used by Trebor Industries and several other major companies in the diving industry.

Directors

Our Board of Directors consists of up to five (5) seats, with Robert Carmichael currently serving as the sole director. Directors serve for a term of one year and stand for election at our annual meeting of stockholders. Pursuant to our Bylaws, a majority of directors may appoint a successor to fill any vacancy on the Board of Directors.

Committees

Currently, United has not established any committees of the Board of Directors.

Compensation Of Directors

Members of United’s Board of Directors are reimbursed for all out of pocket expenses incurred in connection with the attendance at any Board meeting or in connection with any services they provide for and on behalf of United.

Compliance With Section 16(a) Of The Securities Act Of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange commission initial reports of ownership and reports of changes in ownership of Common Stock and other of our equity securities. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us copies of all Section 16(a) forms they file. Based on available information, we believe that all filings with respect to Section 16(a) are current for the period covered by this report.

Code Of Ethics

United has adopted a formal code of ethics that applies to our principal executive officer and principal accounting officer, all other officers, directors and employees. This code of ethics was filed with the Securities and Exchange Commission as an exhibit to our Annual Report for the year ended December 31, 2003.

ITEM 10.   EXECUTIVE COMPENSATION

The following table shows all the cash compensation paid by United, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2006 and 2005 to United’s named executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position(s)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Award(s) (#)	Non Equity Incentive Plan Compensation ($)	Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)

Robert M. Carmichael,	2006	$78,037.50	$—	$—	—	$—	$—	$—
President and Chief	2005	$77,962.50	$—	$—	—	$—	$—	$—
Executive Officer

Outstanding Equity Awards At Fiscal Yearend

None.

Director Compensation

None.

Stock Option Grants In The Past Fiscal Year

We have not issued any grants of stock options in the past fiscal year to any officer or director.

Employment Agreements

Currently, we do not have employment agreements with any of our employees.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth information about the beneficial ownership of our common stock as of March 9, 2007 by (i) each person who we know is the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of our directors or those nominated to be directors, and executive officers, and (iii) all of our directors and executive officers as a group. Applicable percentage of ownership is based on 160,131,722 shares of common stock outstanding as of March 9, 2007 together with securities exercisable or convertible into shares of common stock within 60 days of March 9, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 9, 2007 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address of Beneficial Owner	Number of Shares Owned	Percent Owned

Robert M. Carmichael	95,831,333	59.85%
940 N. W. 1st Street
Fort Lauderdale, Florida

All officers and directors as a group (1 person)	95,831,333	59.85%

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Notes payable - related parties - Notes payable - related parties consist of the following as of December 31, 2006:

Promissory note payable to the Chief Executive Officer of the Company, unsecured, bearing interest at 10% per annum, due in monthly principal and interest payments of $3,924, maturing on March 1, 2010, with a balloon payment of $431,795 due. The note will be discounted 15% of
the outstanding principal balance if it is paid in full by April 1, 2007.	$429,524

Promissory note payable to an entity owned by the Company’s Chief
Executive Officer, unsecured, bearing interest at 10% per annum, due in monthly principal and interest payments of $1,802, maturing on
March 1, 2010, with a balloon payment of $198,264 due. The note will be discounted 15% of the outstanding principal balance if it
is paid in full by April 1, 2007.	203,222

Promissory note payable due an entity owned by the Company’s Chief
Executive Officer, unsecured, bearing 0% interest per annum, due in monthly principal only payments of $2,292, maturing on February 15,
2007.	4,583

637,329

Less amounts due within one year	10,268
Long-term portion of notes payable - related parties	$627,061

As of December 31, 2006, principal payments on the notes payable - related parties are as follows:

2007	$10,268
2008	6,281
2009	6,939
2010	613,841

$637,329

Revenues - The Company sells products to two entities owned by the brother of the Company’s Chief Executive Officer, Brownie’s Southport Divers, Inc. and Brownie’s Palm Beach Divers. Terms of sale are no more favorable than those extended to any of the Company’s other customers. Combined revenue from these entities for the years ended December 31, 2006 and 2005, was $795,320 and $650,925, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc. and Brownie’s Palm Beach Divers at December 31, 2006 was $6,062 and $2,111, respectively.

Royalties - The Company has Non-Exclusive License Agreements with the Carleigh Rae Corporation (herein referred to as “CRC”), an entity that the Company’s Chief Executive Officer has an ownership interest, to license product patents it owns. Based on the license agreements with CRC, the Company pays royalties ranging from $1.00 to $50.00 per licensed products sold, with rates increasing 5% annually. Also with CRC, the Company has a Non-Exclusive License Agreement to license a trademark of products owned by CRC. Based on the agreement, the Company will pay the entity $0.25 per licensed product sold, with rates increasing $0.05 annually.

The Company has Non-Exclusive License Agreements with 940 Associates, Inc. (herein referred to as “940A”), an entity owned by the Company’s Chief Executive Officer, to license product patents it owns. Previous license agreements in effect with 940A prior to 2005 were renegotiated and new agreements were entered into effective January 1, 2005. Under the terms of the license agreements, the Company pays 940A $2.00 per licensed product sold, rates increasing 5% annually. Also with 940A, the Company has an Exclusive License Agreement to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. Based on this license agreement, the Company pays 940A 2.5% of gross revenues per quarter, with a 66% royalty fee discount period through December 31, 2006, after which time the royalty rate returns to 100%. In addition, the agreement provides for a $600 advertising credit per month in 2006 against the royalties due quarterly. At December 31, 2006, whatever cumulative portion of the advertising credit the Company did not use for advertising, if any, would become due and payable to 940A as royalty. As of December 31, 2006, the Company had used all of the advertising credit.

Total royalty expense for the above agreements for years ended December 31, 2006 and 2005, was $45,770 and $20,415, respectively.

Lease Expense - The Company leased its facility from an entity in which the Chief Executive Officer has an ownership interest. For the years ended December 31, 2006 and 2005, lease expense was $121,900 and $130,602, respectively.

Subsequent Events

On February 21, 2007 the Company purchased the corporate headquarters, factory and distribution center of the Company located at 936/940 NW 1st Street, Ft. Lauderdale, FL 33311 from GKR Associates, Inc, an entity in which the Chief Executive Officer has an ownership interest. The purchase price was $1,100,000 plus 4,440,000 shares of the Company’s common stock. Of the $1,100,000, $1,000,000 is secured by a first mortgage payable to Colonial Bank and $100,000 is secured by a second mortgage payable to the seller, GKR Associates, Inc. Terms of the $1,000,000 first mortgage call for monthly interest and principal payments of $9,038 at an annul interest rate of 6.99% , payable over a 15 year term. Terms of the $100,000 second mortgage call for monthly principal and simple interest payments of $1,979.65 at an annual interest rate of 6.99%, payable over a 5 year term.

Effective January 1, 2007 the note payable to the Chief Executive Officer of Company, Robert Carmichael, in the amount of $429, 524 as at December 31, 2006 was restructured. Terms of the new note call for monthly principal and interest payments of $6,047 beginning on February 1, 2007 at an annual interest rate of 10%, payable over a term of nine years. The new note was entered into for the purpose of extending the original term of the note that was due to expire in 2010 with a balloon payment as well as reduce the monthly payment amounts.

Effective January 1, 2007 the note payable to 940 Associates, Inc, an entity owned by the Chief Executive Officer of the Company, in the amount of $203,222 as at December 31, 2006 was restructured. Terms of the new note call for monthly principal and interest payments of $2,861 at an annual interest rate of 10%, payable over a term of nine years. The new note was entered into for the purpose of extending the original term of the note that was due to expire in 2010 with a balloon payment as well as reduce the monthly payment amounts.

ITEM 13.   EXHIBITS

Exhibits.

Exhibit No.	Description	Location

2.2	Merger Agreement, dated June 18, 2002 by and among United Companies Corporation, Merger Co., Inc. and Avid Sportswear & Golf Corp.	Incorporated by reference to Exhibit 2.02 to Avid Sportswear & Golf Corp.’s Amendment No. 1 to Form S-4 filed June 24, 2002

2.3	Articles of Merger of Avid Sportswear & Golf Corp. with and into Merger Co., Inc.	Incorporated by reference to Exhibit 2.03 to Avid Sportswear & Golf Corp.’s Amendment No. 1 to Form S-4 filed June 24, 2002

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.05 to United Companies Corporation’s Amendment No. 1 to Form S-4 filed June 24, 2002

3.2	Bylaws	Incorporated by reference to Exhibit 3.04 to the Registration Statement on Form 10-SB

10.1	Share Exchange Agreement, dated March 23, 2004 by and among United, Trebor Industries, Inc. and Robert Carmichael	Incorporated by reference to Exhibit 16.1 to Current Report on From 8-K filed April 9, 2004

10.2	Securities Purchase Agreement, dated April 2, 2004 by and between United and Cornell Capital Partners, L.P.	Incorporated by reference to Exhibit 10.2 to United Companies Corporation’s Registration Statement on Form SB-2 filed July 16, 2004

10.3	Investor Registration Rights Agreement, dated April 2, 2004 by and between United and Cornell Capital Partners, L.P.	Incorporated by reference to Exhibit 10.3 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.4	Security Agreement, dated April 2, 2004 by and between United and Cornell Capital Partners, L.P.	Incorporated by reference to Exhibit 10.4 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.5	Irrevocable Transfer Agent Instructions, dated April 2, 2004, by and among United, Cornell Capital Partners, L.P. and First American Stock Transfer	Incorporated by reference to Exhibit 10.5 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.6	Escrow Agreement, dated April 2, 2004 by and among United, Cornell Capital Partners, L.P. and Butler Gonzalez, LP	Incorporated by reference to Exhibit 10.6 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.7	Form of Secured Convertible Debenture	Incorporated by reference to Exhibit 10.7 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.8	Form of Warrant	Incorporated by reference to Exhibit 10.8 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

Exhibit No.	Description	Location

10.9	Standby Equity Distribution Agreement, dated April 2, 2004 by and between United and Cornell Capital Partners, L.P.	Incorporated by reference to Exhibit 10.9 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.10	Registration Rights Agreement, dated April 2, 2004 by and between United and Cornell Capital Partners, L.P.	Incorporated by reference to Exhibit 10.10 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.11	Escrow Agreement, dated April 2, 2004 by and among United, Cornell Capital Partners, L.P. and Butler Gonzalez, LP	Incorporated by reference to Exhibit 10.11 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.12	Placement Agent Agreement, dated April 2, 2004, by and among United, Cornell Capital Partners, L.P. and Newbridge Securities Corporation	Incorporated by reference to Exhibit 10.12 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.13	Irrevocable Transfer Agent Instructions, dated April 2, 2004 by and among United, Cornell Capital Partners, L.P. and First American Stock Transfer	Incorporated by reference to Exhibit 10.13 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.14	Two Year Consulting Agreement with Jeff Morris effective January 1, 2005 for Manage-ment and Strategic Services and Warrants issued in conjunction with the same.	Incorporated by reference to Exhibit 10.14 to Current Report on Form 8-K filed on March 11, 2005.

10.15	Promissory Note, dated February 15, 2005, principal amount of $54,998.00 payable to Robert M. Carmichael.	Incorporated by reference to Exhibit 10.15 to United Companies Corporation's 10QSB for the quarter ended March 31, 2005 filed May 13, 2005.

10.16	Promissory Note, dated March 7, 2005, in the principal amount of $205,296.53 payable to 940 Associates, Inc.	Incorporated by reference to Exhibit 10.16 to United Companies Corporation's 10QSB for the quarter ended March 31, 2005 filed May 13, 2005.

10.17	Promissory Note, dated March 7, 2005, in the principal amount of $447,111.13 payable to Robert M. Carmichael.	Incorporated by reference to Exhibit 10.17 to United Companies Corporation's 10QSB for the quarter ended March 31, 2005 filed May 13, 2005.

10.18	Non-Exclusive License Agreement - BC Keel Trademark	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.19	Non-Exclusive License Agreement - Buoyancy Compensator (and Dive Belt) Weight System	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.20	Exclusive License Agreement - Brownie's Third Lung, Brownie's Public Safety, Tankfill, and Related Trademarks and Copyrights	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

Exhibit No.	Description	Location

10.21	Non-Exclusive License Agreement - Drop Weight Dive Belt	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.22	Non-Exclusive License Agreement - Garment Integrated or Garment Attachable Flotation Aid and/or PFD	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.23	Non-Exclusive License Agreement - Inflatable Dive Market and Collection Bag	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.24	Non-Exclusive License Agreement - SHERPA Trademark and Inflatable Flotation Aid/Signal Device Technology	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.25	Non-Exclusive License Agreement - Tank- Mounted Weight, BC or PFD-Mounted Trim Weight or Trim Weight Holding System	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.26	Exclusive License Agreement - Brownie’s Third Lung and Related Trademarks and Copyright	Provided herewith

10.27	Redemption Agreement - Cornell Capital Partners, LP Secured Convertible Debentures	Incorporated by reference to Form 8K filed on June 2, 2006

10.28	Agreement for Purchase and Sale of Property Between Trebor Industries, Inc. and GKR Associates, Inc. dated February 21, 2007	Provided herewith

10.29	Promissory Note dated February 22, 2007 payable to Colonial Bank.	Provided herewith

10.30	Note dated February 22, 2007 payable to GKR Associates, Inc.	Incorporated by reference to Form 8K filed on March 23, 2007 for Item 2.01 Completion of Acquisition or Disposition of Assets

10.31	Second Mortgage dated February 22, 2007 between Trebor Industries, Inc. and GKR Associates, LLC	Provided herewith

10.32	Promissory Note dated January 1, 2007 payable to Robert M. Carmichael	Provided herewith

10.33	Promissory Note dated January 1, 2007 payable to 940 Associates, Inc.	Provided herewith

31.1	Certification Pursuant to Section 3.02	Provided herewith

31.2	Certification Pursuant to Section 3.02	Provided herewith

32.1	Certification Pursuant to Section 1350	Provided herewith

32.2	Certification Pursuant to Section 1350	Provided herewith

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees to Auditors Fiscal Year ended December 31, 2006

Audit Fees: The aggregate fees, including expenses, billed by the Company's principal accountants for professional services rendered for the audit of the Company’s consolidated financial statements during the fiscal year ending December 31, 2006 and for the review of the Company’s financial information included in its quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2006 or services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal year ending December 31, 2006 was $37,078.

Audit Related Fees: The aggregate fees, including expenses, billed by principal accountants for assurance and related services reasonably related to the performance of the Company’s audit or review of the Company’s financial statements were $-0-.

Tax Fees: The aggregate fees, including expenses, billed by principal accountants for tax compliance, tax advice and tax planning during year 2006 was $-0-.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by principal accountants during year 2006 was $-0-.

Fees to Auditors Fiscal Year ended December 31, 2005

Audit Fees: The aggregate fees, including expenses, billed by principal accountants for professional services rendered for the audit of the Company’s consolidated financial statements during fiscal year ending December 31, 2006 and for the review of the Company’s financial information included in its quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2005 or services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal year ending December 31, 2005 was $33,000.

Audit Related Fees: The aggregate fees, including expenses, billed by principal accountants for assurance and related services reasonably related to the performance of the Company’s audit or review of the Company’s financial statements during the year ended December 31, 2005 were $-0-.

Tax Fees: The aggregate fees, including expenses, billed by principal accountants for tax compliance, tax advice and tax planning during year 2005 was $-0-.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by principal accountants during year 2005 was $-0-.

The Company has no audit committee. The Company's board of directors has considered whether the provisions of the services covered above under the captions is compatible with maintaining the auditor’s independence. All services were approved by the board of directors prior to the completion of the respective audit.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2007	UNITED COMPANIES CORPORATION

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer