Form 10QSB
period 2007-03-31
UNITED COMPANIES CORP
filed 2007-05-15
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(MARK ONE)

☑  Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes No ☐  ☒

There were 160,131,722 shares of common stock outstanding as of May 6, 2007.

PART I

ITEM 1. FINANCIAL STATEMENTS

Financial Information

ASSETS

Current assets
Cash and equivalents	$72,511
Accounts receivable, net of $32,000 allowance for doubtful accounts	139,563
Inventory	611,362
Prepaid expense and other current assets	103,597
Net deferred tax asset - current	23,571
Total current assets	950,604

Property, plant and equipment, net	1,240,120

Other assets
Deferred tax asset - non-current	21,319
Other assets	6,968
Total other assets	28,287

Total assets	$2,219,011

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$345,013
Customer deposits	70,758
Loan payable	266,000
On- line training liability	41,800
Royalties payable - related party	23,401
Income taxes payable	18,386
Notes payable - current portion	47,977
Notes payable - related parties - current portion	65,284
Total current liabilities	878,619

Long-term liabilities
Notes payable - long-term portion	959,535
Notes payable - related parties - long-term portion	657,592
Total long-term liabilities	1,617,127

Total liabilities	2,495,746

Commitments and contingencies

Stockholders' deficit
Common stock; $0.001 par value; 250,000,000 shares authorized
160,131,722 shares issued and outstanding	160,132
Additional paid-in capital	681,219
Accumulated deficit	(1,118,086)
Total stockholders' deficit	(276,735)

Total liabilities and stockholders' deficit	$2,219,011

See Accompanying Notes to Consolidated Financial Statements

UNITED COMPANIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended March 31,
	2007	2006

Net revenues	$879,257	$702,738

Cost of net revenues	585,851	436,680

Gross profit	293,406	266,058

Operating expenses
Research and development costs	323	2,841
Selling, general and administrative	251,248	248,395
Total operating expenses	251,571	251,236

Income from operations	41,835	14,822

Other (income) expense
Other (income) expense	(10,766)	4,307
Interest expense	22,222	20,042
Total other (income) expenses	11,456	24,349

Net income (loss) before provision for income taxes	30,379	(9,527)

Provision for income tax expense	7,357	—

Net income (loss)	$23,022	$(9,527)

Basic loss per common share	$0.00	$(0.00)
Diluted loss per common share	$0.00	$(0.00)

Basic weighted average common
shares outstanding	157,514,700	142,234,566

Diluted weighted average common shares outstanding	175,254,470	142,234,566

See Accompanying Notes to Consolidated Financial Statements

UNITED COMPANIES CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2006	155,687,722	$155,688	$585,663	$(1,141,108)	$(399,757)

Issuance of common stock as part of
February 22, 2007 purchase of real property	4,444,000	4,444	95,556	—	100,000

Net Income	—	—	—	23,022	23,022

Balance, March 31, 2007 (Unaudited)	160,131,722	$160,132	$681,219	$(1,118,086)	$(276,735)

See Accompanying Notes to Consolidated Financial Statements

UNITED COMPANIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$23,022	$(9,527)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation and amortization	8,628	4,491
Changes in operating assets and liabilities:
Change in accounts receivable, net	(76,806)	(77,357)
Change in inventory	(29,933)	(13,505)
Change in prepaid expenses and other current assets	(42,157)	(16,085)
Change in other assets	—	5,928
Change in accounts payable and accrued liabilities	11,914	84,846
Change in customer deposits	(12,683)	(37,878)
Change in income taxes payable	7,357	—
Change lease payable - related party	—	11,475
Change in royalties payable - related parties	14,950	7,975
Change in other liabilities	(1,360)	4,312
Net cash used in operating activities	(97,068)	(35,325)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,118,362)	—
Net cash used in investing activities	(1,118,362)	—

Cash flows from financing activities:
Proceeds from borrowings on notes payable - related parties	100,000	—
Proceeds from borrowings on notes payable	1,000,000	—
Principal payments on notes payable	(5,793)	(2,438)
Principal payments on notes payable related parties	(14,453)	(6,708)
Net cash provided (used) by financing activities	1,079,754	(9,146)

Net change in cash	(135,676)	(44,471)

Cash and equivalents, beginning of period	208,187	30,345

Cash and equivalents, end of period	$72,511	$(14,126)

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,521	$5,681

Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash investing activities
Common stock issued toward real property purchase on February 21, 2007	$100,000	$30,000

Supplemental disclosure of non-cash financing activities
Conversion of Secured Convertible Debenture into Stock as
provided in Stock Purchase Agreement	$—	$30,000
Amortization of commitment fees related to Standby Equity
Distribution Agreement	$—	$35,753

See Accompanying Notes to Consolidated Financial Statements

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business - United Companies Corporation (hereinafter referred to as the “Company” or “UCC”) designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and Nitrox Generation Systems, and scuba and water safety products through its wholly owned subsidiary Trebor Industries, Inc. The Company sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility in Fort Lauderdale, Florida. The Company does business as (dba) Brownie’s Third Lung, the dba name of Trebor Industries, Inc.

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

Reclassifications - Certain reclassifications have been made to the 2006 financial statement amounts to conform to the 2007 financial statement presentation.

Cash and equivalents - Only highly liquid investments with original maturities of 90 days or less are classified as cash and equivalents. These investments are stated at cost, which approximates market value.

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

Advertising and marketing costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Advertising and trade show expense incurred for the three months ended March 31, 2007 and 2006 was $10,798 and $8,330, respectively.

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

The Company did not issue any stock, warrants or options to employees for compensation for three months ended March 31, 2007.

Fair value of financial instruments - The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature.

Earnings (loss) per common share - Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. All common stock equivalent shares were included in the computation at March 31, 2007 since their effect was dilutive.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (“FIN 48”) which clarifies the accounting for uncertainty in tax positions. This interpretation requires the recognition of a tax position when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted this statement without significant financial impact in the first quarter of 2007.

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	INVENTORY

Inventory consists of the following as of March 31, 2007:

Raw materials	$283,809
Work in process	—
Finished goods	327,553

$611,362

3.	PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expense and other current assets totaling $103,597 at March 31, 2007, consists of $32,234 of prepaid insurance, advertising and software maintenance expenses, and $71,363 of prepaid deposits on inventory.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of March 31, 2007:

Building and Land	$1,218,362
Furniture, vehicles, and equipment	221,534
Leasehold improvements	7,000
1,446,896
Less: accumulated depreciation and amortization	(206,776)

$1,240,120

Depreciation expense was $8,278 and $4,022 for the three months ended March 31, 2007 and 2006, respectively.

On February 21, 2007 the Company purchased the corporate headquarters, factory and distribution center of the Company located at 936/940 NW 1st Street, Ft. Lauderdale, FL 33311 from GKR Associates, Inc, an entity in which the Chief Executive Officer has an ownership interest. The purchase price was $1,200,000. Of the purchase price $1,000,000 is secured by a first mortgage payable to Colonial Bank and $100,000 is secured by a second mortgage payable to the seller, GKR Associates, Inc. The balance of $100,000 was paid by 4,440,000 shares of the Company’s common stock based on market price of the stock on the purchase date. In addition, $18,362 of closing expenses were capitalized to the building.

5.	CUSTOMER CREDIT CONCENTRATIONS

Sales to Brownie’s Southport Diver’s, Inc. for the three months ended March 31, 2007 and 2006 represented 34.58% and 22.05%, respectively, of total Company net revenues for the period. Sales to Atlantis Project for the three months ended March 31, 2007 represented 11.29% of total Company net revenues for the period. Sales to no other customer represented greater than 10% of net revenues for the three months ended March 31, 2007 and 2006. The brother of Robert Carmichael, the Company’s Chief Executive Officer, as further discussed in Note 6 - RELATED PARTY TRANSACTIONS, owns Brownie’s Southport Diver’s Inc.

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	RELATED PARTY TRANSACTIONS

Notes payable - related parties - Notes payable - related parties consist of the following as of December 31, 2006:

Promissory note payable to the Chief Executive Officer of the Company, secured by Company assets, bearing interest at 10% per annum, due in monthly principal and interest payments of $6,047, maturing on January 15, 2016,	$422,327

Promissory note payable to an entity owned by the Company’s Chief Executive Officer, 940 Associates, Inc., secured by Company assets, bearing interest at 10% per annum, due in monthly principal and interest payments of $2,861, maturing on January 1, 2016.	201,946

Promissory note payable due an entity in which the Company’s Chief Executive Officer has a financial interest, GKR Associates, Inc., secured by Building, bearing 0% interest per annum, due in monthly principal and interest payments of $2,292, maturing on February 15, 2007.	98,603

722,876

Less amounts due within one year	65,284

Long-term portion of notes payable - related parties	$657,592

As of March 31, 2007, principal payments on the notes payable - related parties are as follows:

2007	$48,703
2008	68,661
2009	75,254
2010	82,494
2011	90,446
Thereafter	357,318

$722,876

Revenues - The Company sells products to two entities owned by the brother of the Company’s Chief Executive Officer, Brownie’s Southport Divers, Inc. and Brownie’s Palm Beach Divers. Terms of sale are no more favorable than those extended to any of the Company’s other customers. Combined net revenues from these entities for the three months ended March 31, 2007 and 2006, was $352,060 and $177,761, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc. and Brownie’s Palm Beach Divers at March 31, 2007 and 2006, was $6,567 and $1,347, respectively.

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

The Company has Non-Exclusive License Agreements with 940 Associates, Inc. (herein referred to as “940A”), an entity owned by the Company’s Chief Executive Officer, to license product patents it owns. Under the terms of the license agreements, the Company pays 940A $2.00 per licensed product sold, rates increasing 5% annually. Also with 940A, the Company has an Exclusive License Agreement to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. Based on this license agreement, the Company pays 940A 2.5% of gross revenues per quarter.

Total royalty expense for the above agreements for the three months ended March 31, 2007 and 2006, was $23,438 and $7,975, respectively.

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $345,013 at March 31, 2007 consists of $204,119 accounts payable trade, $60,574 balance of legal expenses that were a UCC expense prior to the reverse merger with Trebor Industries, Inc., $67,018 accrued payroll and related fringe benefits, and $13,302 of other payables and other liabilities.

8.	LOAN PAYABLE

On June 2, 2006 the Company borrowed $266,000 from a customer. The proceeds of the loan were used to satisfy the outstanding balance due under the secured convertible debentures. The terms of the loan are pending negotiation and formalization, and payments have been made toward the outstanding balance on the loan. In addition, the Company had a $99,403 accounts receivable trade balance due from this customer at March 31, 2007.

9.	ON-LINE TRAINING LIABILITY

Effective July 1, 2005, the Company began including on-line training certificates with all hookah units sold. The training certificates entitle the holder to an on-line interactive course at no additional charge to the holder. The number of on-line training certificates issued per unit is the same as the number of divers the unit as sold is designed to accommodate (i.e., a three diver unit configuration comes with three on-line training certificates). The certificates have an eighteen-month redemption life after which time they expire. The eighteen-month life of the certificates begins at the time the customer purchases the unit. The Company owes the on-line training vendor the agreed upon negotiated rate for all on-line certificates redeemed payable at the time of redemption. For certificates that expire without redemption, no amount is due the on-line training vendor. The Company has no historical data with regard to the percentage of certificates that will be redeemed versus those that will expire. Therefore, until the Company accumulates historical data related to the certificate redemption ratio, it will assume that 100% of certificates issued with unit sales will be redeemed. Accordingly, at the time a unit is sold, the related on-line training liability is recorded. The same liability is reduced as certificates are redeemed and the related payments are made to the on-line training vendor. In first quarter of 2007, certificates totaling $9,118 expired unused. Accordingly, the related liability was reversed and the amount recognized as other income during the three months ended March 31, 2007.

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	NOTES PAYABLE

Notes payable consist of the following as of March 31, 2007:

Promissory note payable secured by a vehicle of the Company having a carrying value of $2,594 at March, 31, 2007, bearing interest at 10.16% per annum, due in monthly principal and interest payments of $553, maturing on October 28, 2007.	$3,745

Promissory note payable secured by a vehicle of the Company having a carrying value of $6,805 at March 31, 2007, bearing no interest, due in monthly principal and interest payments of $349, maturing on November 14, 2008.	6,979

Promissory note payable secured by real property of the Company having a carrying value of $1,196,795 at March 31, 2007, bearing interest at 6.99% per annum, due in monthly principal and interest payments of $9,038, maturing on January 22, 2022.	996,788

1,007,512

Less amounts due within one year:	47,977

Long-term portion of notes payable	$959,535

As of March 31, 2006, principal payments on the notes payable are as follows:

2007	$37,703
2008	44,985
2009	45,238
2010	48,504
2011	52,006
Thereafter	779,076

$1,007,512

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	STOCK WARRANTS

At March 31, 2007, the rights to exercise 28,571,428 warrants had vested that were part of a consulting agreement that expired on December 31, 2006. The exercise price of the warrants is $.007 per share, which equaled the bid/ask price of the Company’s common stock on January 1, 2005, the effective date of the expired consulting agreement. The warrants expire twenty-four months after the vesting date of each traunch of 7,142,857. The vesting dates were June 30, 2005, December 31, 2005, June 30, 2006 and December 31, 2006, respectively. Therefore the expiration date of the each of the four traunches of 7,142,857 warrants shall be June 30, 2007, December 31, 2007, June 30, 2008, and December 31, 2008. Further, the warrants have “piggy-back” registration rights and provide for either a cash or cashless exercise. The cashless exercise provision provides for a discount in the amount of shares provided at exercise based on a formula that takes into account as one of its factors the average of the closing sale price on the common stock for five trading days immediately prior to but not including the date of exercise.

12.	INCOME TAXES

The following is a summary of the components of the provision for income tax expense at March 31,

	2007	2006
Current:
Federal	$5,686	—
State	1,671	—

Deferred:
Federal	—	—
State	—	—
Provision for income tax expense	$7,357	—

The federal statutory and state tax rate for the first quarter of 2007 was 15% and 5.5%, respectively.

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	INCOME TAXES (continued)

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at March 31, 2007:

Deferred tax assets:
Stock warrants	$67,539
Allowance for doubtful accounts	7,140
Other	7,956
Total deferred tax assets	82,635
Valuation allowance	(28,940)

Deferred tax assets net of valuation allowance	53,695
Less: deferred tax asset - non-current	(21,319)

Deferred tax asset - current	32,376

Deferred tax liability:
On-line training reserve	(8,805)

Net deferred tax assets - current	$23,571

The change in the valuation allowance on net deferred tax assets from December 31, 2007 to March 31, 2007 was $0.

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

Results Of Operations For The Three Months Ended March 31, 2007, As Compared To The Three Months Ended March 31, 2006

Net revenues. For the three months ended March 31, 2007, we had net revenues of $879,257 as compared to net revenues of $702,738 for the three months ended March 31, 2006, an increase of $176,519 or 25.12%. This increase is primarily attributable to several large tankfill projects initiated and completed in the first quarter of 2007. Hookah and public safety sales were slightly down as compared to the first quarter of 2006.

Cost of net revenues. For the three months ended March 31, 2007, we had cost of net revenues of $585,851 as compared with cost of net revenues of $436,680 for the three months ended March 31, 2006, an increase of $149,171 or 34.16%. Material cost was up during the three months ended March 31, 2007 over the same period in 2006 consistent with the increase in sales volume. The cost of material as a percentage of net revenues was up during the first quarter of 2007 resulting from the sales mix. While direct labor as a percentage of net revenues for the first quarter of 2007 was consistent with the first quarter of 2006, the dollar amount was higher as a result of the addition of a machinist, and significant payroll overtime expense incurred to complete several large tankfill projects.

Gross profit. For the three months ended March 31, 2007, we had a gross profit of $293,406 as compared to gross profit of $266,058 for the three months ended March 31, 2006, an increase of $27,348 or 10.28%. This increase is primarily attributable to an increase in net revenues for the three months ended March 31, 2007 reduced by the increase in cost of revenues.

Operating expenses. For the three months ended March 31, 2007, we had total operating expenses of $251,571 as compared to total operating expenses of $251,236 for the three months ended March 31, 2006, an increase of $335 or less than 1%.

Other (income) expenses. For the three months ended March 31, 2007, we had other expense of $11,456 as compared to other expenses of $24,349 for the three months ended March 31, 2006, a decrease in other expenses of $12,893 or 52.95%.

Provision for income tax expense. For the three months ended March 31, 2007, we had a provision for income tax expense of $7,357, as compared to $0 for the three months ended March 31, 2006, an increase of $7,357. The increase is attributable to having net income for the first quarter of 2007 as compared to a net loss for the first quarter of 2006.

Net income (loss) before provision for income taxes. For the three months ended March 31, 2007, we had net income before provision for income taxes of $30,379 as compared to a $9,527 net loss before provision for income taxes for the three months ended March 31, 2006. This represents an increase in net income before provision for income taxes of $39,906 or 418.87%. The net increase is primarily attributable to the increase in gross profit.

Net Income. For the three months ended March 31, 2007, we had net income of $23,022, as compared to net loss of $9,527 for the three months ended March 31, 2006, an increase of $32,549 or 341.65%. The net increase is primarily attributable to the increase in gross profit.

Liquidity And Capital Resources

As of March 31, 2007, we had cash and other current assets of $950,604 and current liabilities of $878,619, or a current ratio of 1.08%.

The Company anticipates that cash generated from operations should be sufficient to satisfy the Company’s contemplated requirements for it current operations for at least the next twelve months. The Company does not anticipate any significant purchases of equipment during fiscal year 2007. The number and level of employees at December 31, 2006 is adequate to maintain the Company's operations for at least the next 12 months.

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

Our Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly

Our common stock is traded on the Over-the-Counter Bulletin Board. There is a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Thinly traded common stock can be more volatile than common stock traded in an active public market. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer/Principal Accounting Officer has concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the end of period covered by this report.

Changes In Internal Controls

During the period covered by this report there were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

COMMON STOCK

On February 22, 2007, the Company issued 4,444,000 shares of restricted common stock to GKR Associates, LLC., a related party, representing $100,000 toward the $1,200,000 total contract purchase price of real property. Notice of this transaction was provided on Form 8k filed with the Securities and Exchange Commission on March 23, 2007.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

EXHIBITS NO.	DESCRIPTION	LOCATION
2.2	Merger Agreement, dated June 18, 2002 by and among United Companies Corporation, Merger Co., Inc. and Avid Sportswear & Golf Corp.	Incorporated by reference to Exhibit 2.02 to Avid Sportswear & Golf Corp.’s Amendment No. 1 to Form S-4 filed June 24, 2002

2.3	Articles of Merger of Avid Sportswear & Golf Corp. with and into Merger Co., Inc.	Incorporated by reference to Exhibit 2.03 to Avid Sportswear & Golf Corp.’s Amendment No. 1 to Form S-4 filed June 24, 2002

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.05 to United Companies Corporation’s Amendment No. 1 to Form S-4 filed June 24, 2002

3.2	Bylaws	Incorporated by reference to Exhibit 3.04 to the Registration Statement on Form 10-SB

10.1	Share Exchange Agreement, dated March 23, 2004 by and among United, Trebor Industries, Inc. and Robert Carmichael	Incorporated by reference to Exhibit 16.1 to Current Report on From 8-K filed April 9, 2004

10.2	Securities Purchase Agreement, dated April 2, 2004 by and between United and Cornell Capital Partners, L.P.	Incorporated by reference to Exhibit 10.2 to United Companies Corporation’s Registration Statement on Form SB-2 filed July 16, 2004

10.3	Investor Registration Rights Agreement, dated April 2, 2004 by and between United and Cornell Capital Partners, L.P.	Incorporated by reference to Exhibit 10.3 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.4	Security Agreement, dated April 2, 2004 by and between United and Cornell Capital Partners, L.P.	Incorporated by reference to Exhibit 10.4 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.5	Irrevocable Transfer Agent Instructions, dated April 2, 2004, by and among United, Cornell Capital Partners, L.P. and First American Stock Transfer	Incorporated by reference to Exhibit 10.5 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.6	Escrow Agreement, dated April 2, 2004 by and among United, Cornell Capital Partners, L.P. and Butler Gonzalez, LP	Incorporated by reference to Exhibit 10.6 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.7	Form of Secured Convertible Debenture	Incorporated by reference to Exhibit 10.7 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.8	Form of Warrant	Incorporated by reference to Exhibit 10.8 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.9	Standby Equity Distribution Agreement, dated April 2, 2004 by and between United and Cornell Capital Partners, L.P.	Incorporated by reference to Exhibit 10.9 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.10	Registration Rights Agreement, dated April 2, 2004 by and between United and Cornell Capital Partners, L.P.	Incorporated by reference to Exhibit 10.10 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.11	Escrow Agreement, dated April 2, 2004 by and among United, Cornell Capital Partners, L.P. and Butler Gonzalez, LP	Incorporated by reference to Exhibit 10.11 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

EXHIBITS NO.	DESCRIPTION	LOCATION
10.12	Placement Agent Agreement, dated April 2, 2004, by and among United, Cornell Capital Partners, L.P. and Newbridge Securities Corporation	Incorporated by reference to Exhibit 10.12 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.13	Irrevocable Transfer Agent Instructions, dated April 2, 2004 by and among United, Cornell Capital Partners, L.P. and First American Stock Transfer	Incorporated by reference to Exhibit 10.13 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.14	Two Year Consulting Agreement with Jeff Morris effective January 1, 2005 for Manage-ment and Strategic Services and Warrants issued in conjunction with the same.	Incorporated by reference to Exhibit 10.14 to Current Report on Form 8-K filed on March 11, 2005.

10.15	Promissory Note, dated February 15, 2005, principal amount of $54,998.00 payable to Robert M. Carmichael.	Incorporated by reference to Exhibit 10.15 to United Companies Corporation's 10QSB for the quarter ended March 31, 2005 filed May 13, 2005.

10.16	Promissory Note, dated March 7, 2005, in the principal amount of $205,296.53 payable to 940 Associates, Inc.	Incorporated by reference to Exhibit 10.16 to United Companies Corporation's 10QSB for the quarter ended March 31, 2005 filed May 13, 2005.

10.17	Promissory Note, dated March 7, 2005, in the principal amount of $447,111.13 payable to Robert M. Carmichael.	Incorporated by reference to Exhibit 10.17 to United Companies Corporation's 10QSB for the quarter ended March 31, 2005 filed May 13, 2005.

10.18	Non-Exclusive License Agreement - BC Keel Trademark	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.19	Non-Exclusive License Agreement - Buoyancy Compensator (and Dive Belt) Weight System	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.20	Exclusive License Agreement - Brownie's Third Lung, Brownie's Public Safety, Tankfill, and Related Trademarks and Copyrights	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.21	Non-Exclusive License Agreement - Drop Weight Dive Belt	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.22	Non-Exclusive License Agreement - Garment Integrated or Garment Attachable Flotation Aid and/or PFD	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

EXHIBITS NO.	DESCRIPTION	LOCATION
10.23	Non-Exclusive License Agreement - Inflatable Dive Marker and Collection Bag	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.24	Non-Exclusive License Agreement - SHERPA Trademark and Inflatable Flotation Aid/Signal Device Technology	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.25	Non-Exclusive License Agreement - Tank- Mounted Weight, BC or PFD-Mounted Trim Weight or Trim Weight Holding System	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.26	Exclusive License Agreement - Brownie’s Third Lung and Related Trademarks and Copyright	Incorporated by reference to Exhibit 10.26 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.27	Redemption Agreement - Cornell Capital Partner’s, LP Secured Convertible Debentures	Incorporated by reference to Form 8K filed on June 2, 2006

10.28	Agreement for Purchase and Sale of Property Between Trebor Industries, Inc. and GKR Associates, Inc. dated February 21, 2007	Incorporated by reference to Exhibit 10.28 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.29	First Mortgage dated February 22, 2007 between Trebor Industries, Inc. and Colonial Bank	Incorporated by reference to Exhibit 10.29 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.30	Note dated February 22, 2007 payable to GKR Associates, Inc.	Incorporated by reference to Exhibit 10.30 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.31	Second Mortgage dated February 22, 2007 between Trebor Industries, Inc. and GKR Associates, LLC	Incorporated by reference to Exhibit 10.31 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.32	Promissory Note dated January 1, 2007 payable to Robert M. Carmichael	Incorporated by reference to Exhibit 10.32 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.33	Promissory Note dated January 1, 2007 Payable to 940 Associates, Inc.	Incorporated by reference to Exhibit 10.33 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.34	Compensation of Chief Executive Officer	Incorporated by reference to Form 8K filed on April 11, 2007.

10.35	Purchase and Sale Agreement with GKR Associates, LLC	Incorporated by reference to Form 8K filed on March 23, 2007.

31.1	Certification Pursuant to Section 3.02	Provided herewith

31.2	Certification Pursuant to Section 3.02	Provided herewith

EXHIBITS NO.	DESCRIPTION	LOCATION
32.1	Certification Pursuant to Section 1350	Provided herewith

32.2	Certification Pursuant to Section 1350	Provided herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2007	UNITED COMPANIES CORPORATION

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer