Form 10QSB
period 2007-06-30
UNITED COMPANIES CORP
filed 2007-08-13
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(MARK ONE)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.

Commission File No. 000-28321
UNITED COMPANIES CORPORATION
(Name of Small Business Issuer in Its Charter)

Nevada	90-0226181
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

940 N.W. 1st Street, Fort Lauderdale, Florida	33311
(Address of Principal Executive Offices)	(Zip Code)

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

There were 165,821,091 shares of common stock outstanding as of July 31, 2007.

PART I

ITEM 1. FINANCIAL STATEMENTS

Financial Information

UNITED COMPANIES CORPORATION
CONSOLIDATED BALANCE SHEET
JUNE 30, 2007
(UNAUDITED)

ASSETS

Current assets
Cash	$55,697
Accounts receivable, net of $29,000 allowance for doubtful accounts	174,530
Inventory	602,905
Prepaid expenses and other current assets	74,022
Deferred tax asset, net - current	35,653
Total current assets	942,807

Property, plant and equipment, net	1,229,838

Deferred tax asset, net - non-current	43,298
Other assets	6,968

Total assets	$2,222,911

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$329,194
Loan payable	266,000
Customer deposits	14,571
Royalties payable - related parties	25,482
Income taxes payable	8,915
Other liabilities	4,677
Notes payable - current portion	47,103
Notes payable - related parties - current portion	65,193
Total current liabilities	761,135

Long-term liabilities
Notes payable - long-term portion	948,033
Notes payable - related parties - long-term portion	644,801

Total liabilities	2,353,969

Commitments and contingencies

Stockholders' deficit
Common stock; $0.001 par value; 250,000,000 shares authorized
165,821,091 shares issued and outstanding	165,821
Additional paid-in capital	675,530
Accumulated deficit	(972,409)
Total stockholders' deficit	(131,058)

Total liabilities and stockholders' deficit	$2,222,911

See Accompanying Notes to Consolidated Financial Statements

UNITED COMPANIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net revenues	$923,309	$1,374,273	$1,802,566	$2,077,010

Cost of revenues	576,423	790,807	1,162,273	1,227,487

Gross profit	346,886	583,466	640,293	849,523

Operating expenses
Research and development costs	1,497	190	1,822	3,031
Selling, general and administrative	253,353	269,189	504,599	517,583
Total operating expenses	254,850	269,379	506,421	520,614

Income from operations	92,036	314,087	133,872	328,909

Other (income) expenses
Other income, net	(50,963)	(89,208)	(61,729)	(84,901)
Interest expense	34,618	18,766	56,840	38,808
Total other income, net	(16,345)	(70,442)	(4,889)	(46,093)

Net income before provision for income taxes	108,381	384,529	138,761	375,002

Provision for income tax benefit	37,295	36,107	29,938	36,107

Net income	$145,676	$420,636	$168,699	$411,109

Basic income per common share	$0.00	$0.00	$0.00	$0.00
Diluted income per common share	$0.00	$0.00	$0.00	$0.00

Basic weighted average common
shares outstanding	160,256,763	151,775,587	158,893,306	147,031,438
Diluted weighted average common
shares outstanding	178,023,500	183,279,595	175,653,981	250,000,000

See Accompanying Notes to Consolidated Financial Statements

UNITED COMPANIES CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2006	155,687,722	$155,688	$585,663	$(1,141,108)	$(399,757)

Issuance of common stock as part of
February 22, 2007 purchase of real property	4,444,000	4,444	95,556	—	100,000

Net Income	—	—	—	23,023	23,022

Balance, March 31, 2007 (Unaudited)	160,131,722	160,132	681,219	(1,118,085)	(276,735)

Redemption of warrant for common stock
pursuant to warrant dated January 1, 2005	5,689,369	5,689	(5,689)	—	—

Net Income	—	—	—	145,676	145,677

Balance, June 30, 2007 (Unaudited)	165,821,091	$165,821	$675,530	$(972,409)	$(131,058)

See Accompanying Notes to Consolidated Financial Statements

UNITED COMPANIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net income	$168,699	$411,109
Adjustments to reconcile net income to net
cash (used in) provided by operating activities:
Depreciation and amortization	18,911	17,223
Stock based compensation	—	51,820
Change in deferred tax asset	(34,061)	(36,107)
Gain on extinguishment of secured convertible debentures	—	(109,517)
Changes in operating assets and liabilities:
Change in accounts receivable, net	(111,773)	(62,552)
Change in inventory	(21,476)	92,700
Change in prepaid expenses and other current assets	(12,582)	(122,819)
Change in accounts payable and accrued liabilities	(3,905)	853
Change in lease payable - related party	—	(18,950)
Change in customer deposits	(68,870)	(88,420)
Change in billings in excess of costs and estimated
earnings on uncompleted contract	—	28,251
Change in other liabilities	(38,483)	12,485
Change in income taxes payable	(2,114)	—
Change in royalties payable - related parties	17,031	18,154
Net cash (used in) provided by operating activities	(88,625)	194,230

Cash flows from investing activities:
Purchase of fixed assets	(1,118,363)	—
Net cash used in investing activities	(1,118,363)	—

Cash flows from financing activities:
Proceeds from borrowings on notes payable - related parties	100,000	—
Proceeds from borrowings on loan payable	—	266,000
Proceeds from borrowings on notes payable	1,000,000	—
Principal payments on notes payable - related parties	(27,335)	(18,048)
Principal payments on notes payable	(18,169)	(4,911)
Principal payments on secured convertible debentures	—	(210,500)
Net cash provided by financing activities	1,054,496	32,541

Net change in cash	(152,492)	226,771

Cash, beginning of period	208,187	30,345

Cash, end of period	$55,697	$257,116

See Accompanying Notes to Consolidated Financial Statements

UNITED COMPANIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006

Supplemental disclosure of cash flow information:
Cash paid for interest	$56,840	$67,711

Cash paid for income taxes	$6,237	$—

Supplemental disclosure of non-cash investing activities

Common stock issued toward real property purchase on
February 21, 2007	$100,000	$—

Supplemental disclosure of non-cash financing activities

Conversion of Convertible Debenture into Stock as provided
in Stock Purchase Agreement	$—	$89,110

Redemption of warrant for common stock pursuant to
warrant dated Janaury 1, 2005	$5,689	$—

Amortization of loan fees related to Standby Equity
Distribution Agreement	$—	$86,205

See Accompanying Notes to Consolidated Financial Statements

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business - United Companies Corporation (hereinafter referred to as the “Company” or “UCC) designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and Nitrox Generation Systems, and scuba and water safety products through its wholly owned subsidiary Trebor Industries, Inc. The Company sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility in Fort Lauderdale, Florida. The Company does business as (dba) Brownie’s Third Lung, the dba name of Trebor Industries, Inc.

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

History -The Company was incorporated under the laws of Nevada on November 26, 2001, with authorized common stock of 250,000,000 shares with a par value of $0.001.

On March 23, 2004, UCC consummated an agreement to acquire all of the outstanding capital stock of Trebor Industries, Inc., dba Brownies Third Lung, in exchange for 95,000,000 shares of the Company’s common stock (“the UCC Transaction”). Prior to the UCC Transaction, UCC was a non-operating public shell company with no operations, nominal assets, accrued liabilities totaling $224,323 and 14,483,718 shares of common stock issued and outstanding; and Trebor Industries, Inc., dba Brownies Third Lung, was a manufacturer and distributor of hookah diving, and yacht based scuba air compressor and Nitrox Generation Systems from its factory in Ft. Lauderdale, Florida. The UCC Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the UCC Transaction is equivalent to the issuance of stock by Trebor Industries, Inc., dba Brownies Third Lung, for the net monetary assets of a non-operational public shell company, accompanied by a recapitalization. UCC issued 95,000,000 shares of its common stock for all of the issued and outstanding common stock of Trebor Industries, Inc., dba Brownies Third Lung. The accounting for the UCC Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets will not be recorded. Accordingly, these financial statements are the historical financial statements of Trebor Industries, Inc., dba Brownies Third Lung. Trebor Industries, Inc., dba Brownies Third Lung, was incorporated in September 17, 1981. Therefore, these financial statements reflect activities from September 17, 1981 (Date of Inception for Trebor Industries, Inc., dba Brownies Third Lung) and forward.

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

Advertising and marketing costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Advertising and trade show expense incurred for the three and six months ended June 30, 2007 was $6,085 and $16,882, respectively. Advertising and trade show expense incurred for the three and six months ended June 30, 2006 was $12,758 and $21,088, respectively.

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

Earnings (loss) per common share - Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. All common stock equivalent shares were included in the computation at June 30, 2007 since their effect was dilutive.

New accounting pronouncements - In February 2007, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Statement (FAS) 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. The Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The Company is currently evaluating the impact of FAS 159 on its financial statements. The Company shall apply the Statement in the calendar year beginning January, 1, 2008.

In September 2006 the Security and Exchange Commission issued Staff Accounting Bulletin No. 108. The Bulletin relates to the Staff’s view regarding the process of quantifying financial statement misstatements. As it relates to the Company, financial misstatements as described in this Bulletin prior to the year ended December 31, 2007 would not require restatement but rather the cumulative effect presented as an adjustment to retained earnings at the beginning of the period. For the year ended December 31, 2007, the same type of misstatements will require restatement of the financial statements for the period. The Company is currently evaluating this Bulletin and does not anticipate significant financial impact as a result of adopting the guidance contained within.

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

In September 2006, FASB issued FAS 157, Fair Value Measurements. The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the Company on or before January 1, 2008. The provisions of this Statement shall be applied prospectively as of the date of adoption with a limited form of retrospective application to certain financial instruments that will result in cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of FAS 157 on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (“FIN 48”) which clarifies the accounting for uncertainty in tax positions. This interpretation requires the recognition of a tax position when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted this statement without significant financial impact in the first quarter of 2007.

2.	INVENTORY

Inventory consists of the following as of June 30, 2007:

Raw materials	$286,516
Work in process	—
Finished goods	316,389

$602,905

3.	PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expense and other current assets totaling $74,022 at June 30, 2007, consists of $32,330 of prepaid insurance, advertising and software maintenance expenses, and $41,692 of prepayments for inventory.

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of June 30, 2007:

Building and Land	$1,218,362
Furniture, vehicles, and equipment	221,534
Leasehold improvements	7,000
1,446,896
Less: accumulated depreciation and amortization	(217,058)

$1,229,838

For the three and six months ended June 30, 2007, depreciation expense was $9,932 and $18,210, respectively. For the three and six months ended June 30, 2006, depreciation expense was $2,215 and $9,178, respectively

On February 22, 2007 the Company purchased the corporate headquarters, factory and distribution center of the Company located at 936/940 NW 1st Street, Ft. Lauderdale, FL 33311 from GKR Associates, Inc, an entity in which the Chief Executive Officer has an ownership interest. The purchase price was $1,200,000, and is secured by a first mortgage payable to the bank of $1,000,000, and $100,000 secured by a second mortgage payable to the seller, GKR Associates, Inc. The balance of $100,000 was paid by 4,440,000 shares of the Company’s common stock based on market price of the stock on the purchase date. In addition, $18,362 of closing expenses were capitalized to the building.

5.	CUSTOMER CREDIT CONCENTRATIONS

Sales to Brownie’s Southport Diver’s, Inc. for the three months ended June 30, 2007 and 2006 represented 14.17% and 19.77%, respectively, of total net revenues for the period. Sales to Holiday Diver Inc for the three months ended June 30, 2007 and 2006 represented 14.17% and 10.73%, respectively, of total net revenues for the period. Sales to Silver Lane Discovery LTD for the three months ended June 30, 2007 represented 10.02 % of total net revenues. Sales to Brownie’s Southport Diver’s Inc. for the six months ended June 30, 2007 and 2006 represented 24.23% and 20.73% of total net revenues for the period. Sales to no other customer represented greater than 10% of net revenues for the three or six months ended June 30, 2007 and 2006.

The brother of Robert Carmichael, the Company’s Chief Executive Officer, as further discussed in Note 6 - RELATED PARTY TRANSACTIONS, owns Brownie’s Southport Diver’s Inc.

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	RELATED PARTY TRANSACTIONS

Notes payable - related parties - Notes payable - related parties consist of the following as of June 30, 2007:

Promissory note payable to the Chief Executive Officer of the Company, secured by Company assets, bearing interest at 10% per annum, due in monthly principal and interest payments of $6,047, maturing on January 15, 2016,	$417,250

Promissory note payable to an entity owned by the Company’s Chief Executive Officer, 940 Associates, Inc., secured by Company assets, bearing interest at 10% per annum, due in monthly principal and interest payments of $2,861, maturing on January 1, 2016.	198,382

Promissory note payable due an entity in which the Company’s Chief Executive Officer has a financial interest, GKR Associates, Inc., secured by Building, bearing 0% interest per annum, due in monthly principal and interest payments of $2,292, maturing on February 15, 2007.	94,362

709,994

Less amounts due within one year	65,193

Long-term portion of notes payable - related parties	$644,801

As of June 30, 2007, principal payments on the notes payable - related parties are as follows:

2007	$35,821
2008	68,661
2009	75,254
2010	82,494
2011	90,446
Thereafter	357,318

$709,994

Revenues - The Company sells products to two entities owned by the brother of the Company’s Chief Executive Officer, Brownie’s Southport Divers, Inc. and Brownie’s Palm Beach Divers. Terms of sale are no more favorable than those extended to any of the Company’s other customers. Combined net revenues from these entities for the three months ended June 30, 2007 and 2006, was $166,528 and $222,012, respectively. Combined net revenues from these entities for the six months ended June 30, 2007 and 2006, was $518,588 and $399,773, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc. and Brownie’s Palm Beach Divers at June 30, 2007, was $10,036 and $1,428, respectively.

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

Total royalty expense for the above agreements for the three and six months ended June 30, 2007 was $25,519 and $48,957, respectively. Total royalty expense for the above agreements for the three and six months ended June 30, 2006 was $10,179 and $18,154, respectively.

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $329,194 at June 30, 2007 consists of $165,184 accounts payable trade, $60,574 balance of legal expenses that were a UCC expense prior to the reverse merger with Trebor Industries, Inc., $72,891 of accrued payroll and related fringe benefits, and $30,545 of other liabilities and accruals.

8.	LOAN PAYABLE

On June 2, 2006 the Company borrowed $266,000 from a customer. The proceeds of the loan were used to satisfy the outstanding principal balance, redemption fees, and accrued interest totaling $266,777 due under the secured convertible debentures held by a third party lender. The terms of the loan are pending negotiation and formalization, and no payments have been made toward the outstanding balance on the loan.

9.	OTHER LIABILITIES

Other liabilities is comprised of $4,677 of on-line training liability at June 30, 2007. Effective July 1, 2005, the Company began including on-line training certificates with all hookah units sold. The training certificates entitle the holder to an on-line interactive course at no additional charge to the holder. The number of on-line training certificates issued per unit is the same as the number of divers the unit as sold is designed to accommodate (i.e., a three diver unit configuration comes with three on-line training certificates). The certificates have an eighteen-month redemption life after which time they expire. The eighteen-month life of the certificates begins at the time the customer purchases the unit. The Company owes the on-line training vendor the agreed upon negotiated rate for all on-line certificates redeemed payable at the time of redemption. For certificates that expire without redemption, no amount is due the on-line training vendor. The Company had no historical data with regard to the percentage of certificates that will be redeemed versus those that will expire. Therefore, until the Company accumulated historical data related to the certificate redemption ratio, it assumed that 100% of certificates issued with unit sales would be redeemed. Accordingly, at the time a unit was sold, the related on-line training liability was recorded. The same liability was reduced as certificates are redeemed and the related payments are made to the on-line training vendor.

For the six months ended June 30, 2007, seven hundred forty-nine (749) certificates totaling $13,108 expired unused. Accordingly, the related liability was reversed and the amount recognized as other income during the six months ended June 30, 2007. In addition, the Company further reduced the liability in the 2nd quarter of 2007 by approximately $44,000 based on the historical certificate redemption rate the Company has compiled over the past 24 months. Accordingly, this amount was recognized as other income in the 2nd quarter 2007. On a go forward basis the Company will maintain a reserve for certificate redemption of approximately 8% of the certificates issued, the historical redemption rate.

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	NOTES PAYABLE

Notes payable consists of the following as of June 30, 2007:

Promissory note payable secured by a vehicle of the Company having a carrying value of $1,297 at June 30, 2007, bearing interest at 10.16% per annum, due in monthly principal and interest payments of $553, maturing on October 28, 2007.	$2,167

Promissory note payable secured by a vehicle of the Company having a carrying value of $5,758 at June 30, 2007, bearing no interest, due in monthly principal and interest payments of $349, maturing on November 14, 2008.	5,932

Promissory note payable secured by real property of the Company having a carrying value of $1,208,570 at June 30, 2007, bearing interest at 6.99% per annum, due in monthly principal and interest payments of $9,038, maturing on January 22, 2022.	987,037

995,136

Less amounts due within one year:	47,103

Long-term portion of notes payable	$948,033

As of June 30, 2007, principal payments on the notes payable are as follows:

2007	$24,281
2008	46,031
2009	45,238
2010	48,504
2011	52,006
Thereafter	779,076

$995,136

11.	STOCK WARRANTS

As of March 31, 2007, all the rights to exercise 28,571,428 warrants had vested pursuant to a Warrant agreement dated January 1, 2005. The exercise price of the warrants is $.007 per share, which equaled the bid/ask price of the Company’s common stock on January 1, 2005, the effective date of the expired consulting agreement. The warrants expire twenty-four months after the vesting date of each of tranche of 7,142,857. The vesting dates were June 30, 2005, December 31, 2005, June 30, 2006 and December 31, 2006, respectively. Therefore the expiration date of the each of the four tranches of 7,142, 857 warrants is June 30, 2007, December 31, 2007, June 30, 2008, and December 31, 2008. Further, the warrants have “piggy-back” registration rights and provide for either a cash or cashless exercise. The cashless exercise provision provides for a discount in the amount of shares provided at exercise based on a formula that takes into account as one of its factors the average of the closing sale price on the common stock for five trading days immediately prior to but not including the date of exercise.

On June 27, 2007, a warrant tranch of 7,142,857 related to the above agreement was exercised. The cashless exercise was elected, and accordingly, 5,689,360 shares of common stock were issued on June 29, 2007. The Company recognized compensation expense for the stock warrants ratably over the term of the consulting agreement, January 1, 2005 to December 31, 2006, based on the fair value of the stock warrants using the Black-Scholes model. As a result, issuance of the stock in June 2007 was an equity only transaction.

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	INCOME TAXES

The components of the provision for income taxes for the six months ended June 30, 2007 are as follows:

Current Taxes:
Federal	$(7,142)
State	(2,773)
Current Taxes	(9,915)
Deferred taxes	35,206
Change in valuation allowance	4,647

Provision for income tax benefit	$29,938

The federal statutory and state tax rate for the second quarter of 2007 was 15% and 5.5%, respectively.

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at June 30, 2007:

Deferred tax assets:
Stock warrants	$67,539
Allowance for doubtful accounts	9,860
Depreciation and amortization timing differences	7,077
Other	18,768
Total deferred tax assets	103,244
Valuation allowance	(24,293)

Deferred tax assets net of valuation allowance	78,951
Less: deferred tax asset - non-current	(43,298)

Deferred tax asset - current	$35,653

UNITED COMPANIES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	SUBSEQUENT EVENTS

At a meeting of the Board of Directors held on July 18, 2007, all the members of the Company’s Board of Directors approved and recommended that the following Proposals be accepted:

•	To elect one (1) member to the Company’s Board of Directors to hold office until the Company’s annual meeting of stockholders to be held in 2008 and until his successor is duly elected and qualified.

•	To ratify the appointment of L.L. Bradford & Company, LLC, as independent auditors of the Company for the year ended December 31, 2007.

•	Approval to amend the Company’s articles of incorporation to change the Company’s name to Brownie’s Marine Group, Inc.

•
Approval to permit the Company to amend the Articles of Incorporation to effect up to a 1-for-100 reverse stock split of the Common Stock whereby every one hundred shares of Common Stock outstanding will be combined and reduced to one share of Common Stock.

•	Approval to adopt and implement a stock option plan.

In addition, approximately 61% of the voting power of the Company gave their written consent to acceptance of the above proposals. It is anticipated that the proposal will be effectuated on or about August 22, 2007.

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

Overview

United Companies Corporation, (referred to herein as “United” or “the Company”), a Nevada corporation, designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and Nitrox Generation Systems, and scuba and water safety products through its wholly owned subsidiary Trebor Industries, Inc. United sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility in Fort Lauderdale, Florida. The Company does business as (dba) Brownie’s Third Lung.

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

Results Of Operations For The Three Months Ended June 30, 2007, As Compared To The Three Months Ended June 30, 2006

Net revenues. For the three months ended June 30, 2007, we had net revenues of $923,309 as compared to net revenues of $1,374,273 for the three months ended June 30, 2006, a decrease of $450,964, or 32.81%. This decrease is primarily attributable to recognition of approximately $400,000 in revenue in the second of quarter of 2006 toward a large custom tankfill sale for which there was not a comparable sale during the second quarter of 2007. Overall, hookah unit and non-custom tankfill sales remained fairly constant in the second quarter of 2007 as compared to the same period in 2006.

Cost of net revenues. For the three months ended June 30, 2007, we had cost of net revenues of $576,423 as compared with cost of net revenues of $790,807 for the three months ended June 30, 2006, a decrease of $214,384, or 27.11%. Material cost was fairly consistent for the three months ended June 30, 2007 as compared to the same period in 2006 despite the decrease in sales volume due primarily to the sales mix. The cost of material as a percentage of net revenues is higher for non-custom sales versus custom sales that are more labor intensive. Cost of net revenues in the second quarter of 2006 was more labor intensive due to the large custom tankfill project in process at that time. For the same reason, contracted labor in the second quarter of 2007 was down approximately $200,000, or 100%, from the second quarter of 2006.

Gross profit. For the three months ended June 30, 2007, we had a gross profit of $346,886 as compared to gross profit of $583,466 for the three months ended June 30, 2006, a decrease of $236,580, or 40.55%. This decrease is primarily attributable to the decrease in net revenues for the three months ended June 30, 2007 as compared to the same period in 2006 reduced by the lesser percentage decrease in cost of revenues.

Operating expenses. For the three months ended June 30, 2007, we had total operating expenses of $254,850 as compared to total operating expenses of $269,379 for the three months ended June 30, 2006, a decrease of $14,529, or 5.39%.

Other (income) expenses. For the three months ended June 30, 2007, we had other income of $16,345 as compared to other income of $70,442 for the three months ended June 30, 2006, a decrease in other income of $54,097, or 52.95%. The decrease is primarily a result of the approximately $110,000 gain on the extinguishments of the secured convertible debentures in the second quarter of 2006, net of the gain of approximately $55,000 recognized in the second quarter of 2007 on the expired and retired on-line training liabilities.

Provision for income tax expense. For the three months ended June 30, 2007, we had a provision for income tax benefit of $37,295, as compared to $36,107 for the three months ended June 30, 2006, an increase of $1,188, or 3.29%.

Net Income. For the three months ended June 30, 2007, we had net income of $145,676, as compared to net income of $420,636 for the three months ended June 30, 2006, a decrease of $274,960 or 65.37%. The net decrease is primarily attributable to the decrease in gross profit, and the decrease in other income.

Results Of Operations For The Six Months Ended June 30, 2007, As Compared To The Six Months Ended June 30, 2006

Net revenues. For the six months ended June 30, 2007, we had net revenues of $1,802,566 as compared to net revenues of $2,077,010 for the six months ended June 30, 2006, a decrease of $274,444, or 13.21%. This decrease is due to a slight decline in hookah system sales, and absence of a comparable custom tankfill sale during the second quarter of 2007 as in the second quarter of 2006 for which approximately $400,000 was recognized. The decrease in net revenues was partially offsetby an increase in non-custom tankfill system sales.

Cost of net revenues. For the six months ended June 30, 2007, we had cost of net revenues of $1,162,273 as compared with cost of net revenues of $1,227,487 for the six months ended June 30, 2006, a decrease of $65,214, or 5.31%. Cost of revenues was down during the six months ended June 30, 2007 over the same period in 2006 consistent with the decrease in sales volume. The cost of material for the six months ended June 30, 2007 increased approximately $70,000, or 10.41% as compared to the same period in primarily for two reasons, sales mix and material cost increases. The cost of material for non-custom tankfill sales, much of the sale mix for the six months ended June 30, 2007, is higher as a percentage of net revenues than it is for custom tankfill sales that are higher in labor cost as a percentage of net revenues. Subcontract labor costs decreased approximately $200,000 or, 100% for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 as a result of the more labor-intensive custom tankfill sale recorded during 2006. Metal and plastic costs increased the six months ended June 30, 2007 over the same period in 2006. In addition, an increase in wholesale sales, lower margin, versus retail sales for the six months ended June 30, 2007 as compared to June 30, 2006 resulted in material costs that were higher as a percentage of sales prices.

Gross profit. For the six months ended June 30, 2007, we had a gross profit of $640,293 as compared to gross profit of $849,523 for the six months ended June 30, 2006, an decrease of $209,230, or 24.63%. This decrease is primarily attributable to the decrease in net revenues for the six months ended June 30, 2007 as compared to the same period in 2006 reduced by the lesser percentage decrease in cost of revenues.

Operating expenses. For the six months ended June 30, 2007, we had total operating expenses of $506,421 as compared to total operating expenses of $520,614 for the six months ended June 30, 2006, an decrease of $14,193, or 2.73%

Other (income) expenses. For the six months ended June 30, 2007, we had other income of $4,889 as compared to other income of $46,093 for the six months ended June 30, 2006, a decrease in other income of $41,204, or 89.39%. The decrease is primarily a result of the approximately $110,000 gain on the extinguishments of the secured convertible debentures in the second quarter of 2006, net of the gain of approximately $55,000 recognized in the second quarter of 2007 on the expired and retired on-line training liabilities.

Provision for income tax expense. For the six months ended June 30, 2007, we had a provision for income tax benefit of $29,938, as compared to $36,107 for the six months ended June 30, 2006, a decrease of $6,169, or 17.09%. The decrease is primarily attributable to a change in estimate related to the deferred tax asset associated with the redemption of stock warrants.

Net Income. For the six months ended June 30, 2007, we had net income of $168,699 as compared to $411,109 for the six months ended June 30, 2006, a decrease of $242,410, or 58.96%. The net decrease is primarily attributable to the decrease in gross profit, and the decrease in other income.

Liquidity And Capital Resources

As of June 30, 2007, we had cash and other current assets of $942,807 and current liabilities of $761,135, or a current ratio of 1.24%.

The Company anticipates that cash generated from operations should be sufficient to satisfy the Company’s contemplated requirements for it current operations for at least the next twelve months. The Company does not anticipate any significant purchases of equipment during fiscal year 2007. The number and level of employees at June 30, 2007 is deemed adequate to maintain the Company's operations for at least the next 12 months.

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

We Require Additional Personnel And Could Fail To Attract Or Retain Key Personnel

Our continued growth depends on our ability to attract and retain a Chief Financial Officer, a Chief Operations Officer, and additional skilled associates. We are currently utilizing the services of two professional consultants to support these employment functions. The loss of the services of these consultants prior to our ability to attract and retain replacements may have a material adverse effect upon us. Also, there can be no assurance that we will be able to retain our existing personnel or attract additional qualified associates in the future.

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

Reliance On Vendors And Manufacturers

We deal with suppliers on an order-by-order basis and have no long-term purchase contracts or other contractual assurances of continued supply or pricing. In addition, we have no long-term contracts with our manufacturing sources and compete with other companies for production facility capacity. Historically, we have purchased enough inventory of products or their substitutes to satisfy demand. However, unanticipated failure of any manufacturer or supplier to meet our requirements or our inability to build or obtain substitutes could force us to curtail or cease operations.

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

Changes In Internal Controls

During the period covered by this report there were no changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On February 22, 2007, the Company issued 4,444,000 shares of restricted common stock to GKR Associates, LLC., a related party, representing $100,000 toward the $1,200,000 total contract purchase price of real property. Notice of this transaction was provided on Form 8-K filed with the Securities and Exchange Commission on March 23, 2007.

On June 27, 2007, a warrant tranch of 7,142,857 was exercised pursuant to a Warrant dated January 1, 2005. The cashless exercise option was elected, and accordingly, 5,689,360 shares of common stock were issued on June 29, 2007.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

EXHIBIT NO	DESCRIPTION	LOCATION

2.2	Merger Agreement, dated June 18, 2002 by and among United Companies Corporation, Merger Co., Inc. and Avid Sportswear & Golf Corp.	Incorporated by reference to Exhibit 2.02 to Avid Sportswear & Golf Corp.’s Amendment No. 1 to Form S-4 filed June 24, 2002

2.3	Articles of Merger of Avid Sportswear & Golf Corp. with and into Merger Co., Inc.	Incorporated by reference to Exhibit 2.03 to Avid Sportswear & Golf Corp.’s Amendment No. 1 to Form S-4 filed June 24, 2002

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.05 to United Companies Corporation’s Amendment No. 1 to Form S-4 filed June 24, 2002

3.2	Bylaws	Incorporated by reference to Exhibit 3.04 to the Registration Statement on Form 10-SB

10.1	Share Exchange Agreement, dated March 23, 2004 by and among United, Trebor Industries, Inc. and Robert Carmichael	Incorporated by reference to Exhibit 16.1 to Current Report on From 8-K filed April 9, 2004

10.2	Securities Purchase Agreement, dated April 2, 2004 by and between United and Cornell Capital Partners, L.P.	Incorporated by reference to Exhibit 10.2 to United Companies Corporation’s Registration Statement on Form SB-2 filed July 16, 2004

10.3	Investor Registration Rights Agreement, dated April 2, 2004 by and between United and Cornell Capital Partners, L.P.	Incorporated by reference to Exhibit 10.3 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.4	Security Agreement, dated April 2, 2004 by and between United and Cornell Capital Partners, L.P.	Incorporated by reference to Exhibit 10.4 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.7	Form of Secured Convertible Debenture	Incorporated by reference to Exhibit 10.7 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.8	Form of Warrant	Incorporated by reference to Exhibit 10.8 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.9	Standby Equity Distribution Agreement, dated April 2, 2004 by and between United and Cornell Capital Partners, L.P.	Incorporated by reference to Exhibit 10.9 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.12	Placement Agent Agreement, dated April 2, 2004, by and among United, Cornell Capital Partners, L.P. and Newbridge Securities Corporation	Incorporated by reference to Exhibit 10.12 to United Companies Corporation’s Registration Statement on Form SB filed July 16, 2004

10.14	Two Year Consulting Agreement with Jeff Morris effective January 1, 2005 for Manage-ment and Strategic Services and Warrants issued in conjunction with the same.	Incorporated by reference to Exhibit 10.14 to Current Report on Form 8-K filed on March 11, 2005.

10.15	Promissory Note, dated February 15, 2005, principal amount of $54,998.00 payable to Robert M. Carmichael.	Incorporated by reference to Exhibit 10.15 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed May 13, 2005.

10.16	Promissory Note, dated March 7, 2005, in the principal amount of $205,296.53 payable to 940 Associates, Inc.	Incorporated by reference to Exhibit 10.16 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed May 13, 2005.

EXHIBIT NO	DESCRIPTION	LOCATION

10.17	Promissory Note, dated March 7, 2005, in the principal amount of $447,111.13 payable to Robert M. Carmichael.	Incorporated by reference to Exhibit 10.17 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed May 13, 2005.

10.18	Non-Exclusive License Agreement - BC Keel Trademark	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.19	Non-Exclusive License Agreement - Buoyancy Compensator (and Dive Belt) Weight System	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.20	Exclusive License Agreement - Brownie's Third Lung, Brownie's Public Safety, Tankfill, and Related Trademarks and Copyrights	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.21	Non-Exclusive License Agreement - Drop Weight Dive Belt	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.22	Non-Exclusive License Agreement - Garment Integrated or Garment Attachable Flotation Aid and/or PFD	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.23	Non-Exclusive License Agreement - Inflatable Dive Market and Collection Bag	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.24	Non-Exclusive License Agreement - SHERPA Trademark and Inflatable Flotation Aid/Signal Device Technology	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.25	Non-Exclusive License Agreement - Tank- Mounted Weight, BC or PFD-Mounted Trim Weight or Trim Weight Holding System	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.26	Exclusive License Agreement - Brownie’s Third Lung and Related Trademarks and Copyright	Incorporated by reference to Exhibit 10.26 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.27	Redemption Agreement - Cornell Capital Partner’s, LP Secured Convertible Debentures	Incorporated by reference to Form 8K filed on June 2, 2006

EXHIBIT NO	DESCRIPTION	LOCATION

10.28	Agreement for Purchase and Sale of Property Between Trebor Industries, Inc. and GKR Associates, Inc. dated February 21, 2007	Incorporated by reference to Exhibit 10.28 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.29	First Mortgage dated February 22, 2007 between Trebor Industries, Inc. and Colonial Bank	Incorporated by reference to Exhibit 10.29 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.30	Note dated February 22, 2007 payable to GKR Associates, Inc.	Incorporated by reference to Exhibit 10.30 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.31	Second Mortgage dated February 22, 2007 between Trebor Industries, Inc. and GKR Associates, LLC	Incorporated by reference to Exhibit 10.31 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.32	Promissory Note dated January 1, 2007 payable to Robert M. Carmichael	Incorporated by reference to Exhibit 10.32 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.33	Promissory Note dated January 1, 2007 Payable to 940 Associates, Inc.	Incorporated by reference to Exhibit 10.33 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.35	Purchase and Sale Agreement with GKR Associates, LLC	Incorporated by reference to Form 8K filed on March 23, 2007.

31.1	Certification Pursuant to Section 3.02	Provided herewith
31.2	Certification Pursuant to Section 3.02	Provided herewith

32.1	Certification Pursuant to Section 1350	Provided herewith
32.2	Certification Pursuant to Section 1350	Provided herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2007	UNITED COMPANIES CORPORATION

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer, Chief Financial Officer/ Principal Accounting Officer