Form 10QSB
period 2007-09-30
Brownie's Marine Group, Inc
filed 2007-11-19
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(MARK ONE)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.

Commission File No. 000-28321

Brownie’s Marine Group, Inc.
(Name of Small Business Issuer in Its Charter)

Nevada	90-0226181
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

940 N.W. 1st Street, Fort Lauderdale, Florida	33311
(Address of Principal Executive Offices)	(Zip Code)

(954) 462-5570
(Issuer’s Telephone Number, Including Area Code)

United Companies Corporaton
(Former Name, if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 1,658,357 shares of common stock outstanding as of October 28, 2007.

PART I
ITEM 1. FINANCIAL STATEMENTS

Financial Information

BROWNIE'S MARINE GROUP, INC.
(FORMERLY UNITED COMPANIES CORPORATION)
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007
(UNAUDITED)

ASSETS

Current assets
Cash	$66,392
Accounts receivable, net of $35,000 allowance for doubtful accounts	58,786
Inventory	629,523
Prepaid expenses and other current assets	57,902
Deferred tax asset, net - current	15,824
Total current assets	828,427

Property, plant and equipment, net	1,221,070

Deferred tax asset, net - non-current	28,387
Other assets	6,968

Total assets	$2,084,852

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$418,217
Customer deposits	31,227
Royalties payable - related parties	23,300
Other liabilities - related parties	110,351
Other liabilities	1,852
Notes payable - current portion	46,201
Notes payable - related parties - current portion	69,314
Total current liabilities	700,462

Long-term liabilities
Notes payable - long-term portion	936,538
Notes payable - related parties - long-term portion	627,422

Total liabilities	2,264,422

Commitments and contingencies

Stockholders' deficit
Common stock; $0.1 par value; 250,000,000 shares authorized
1,658,357 shares issued and outstanding	165,836
Additional paid-in capital	675,515
Accumulated deficit	(1,020,921)
Total stockholders' deficit	(179,570)

Total liabilities and stockholders' deficit	$2,084,852

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
(FORMERLY UNITED COMPANIES CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net revenues	$850,471	$1,098,692	$2,653,037	$3,175,702

Cost of revenues	563,934	778,546	1,726,165	2,006,033

Gross profit	286,537	320,146	926,872	1,169,669

Operating expenses
Research and development costs	1,476	463	3,298	3,493
Selling, general and administrative	255,440	245,819	760,039	763,402
Total operating expenses	256,916	246,282	763,337	766,895

Income from operations	29,621	73,864	163,535	402,774

Other (income) expense
Other (income) expense	3,980	(44,863)	(57,706)	(129,763)
Interest expense	34,279	16,376	91,118	55,183
Total other expense (income), net	38,259	(28,487)	33,412	(74,580)

Net (loss) income before provision for income taxes	(8,638)	102,351	130,123	477,354

Provision for income tax expense	39,874	153,442	9,936	117,335

Net (loss) income	$(48,512)	$(51,091)	$120,187	$360,019

Basic (loss) income per common share	$(0.03)	$(0.03)	$0.07	$0.00
Diluted (loss) income per common share	$(0.03)	$(0.03)	$0.07	$0.00

Basic weighted average common
shares outstanding	1,658,357	1,556,877	1,612,425	1,499,486
Diluted weighted average common
shares outstanding	1,814,784	1,735,449	1,812,667	1,628,180

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
(FORMERLY UNITED COMPANIES CORPORATION)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2006	1,556,877	$155,688	$585,663	$(1,141,108)	$(399,757)

Issuance of common stock as part of
February 22, 2007 purchase of real property	44,440	4,444	95,556	—	100,000

Net Income	—	—	—	23,022	23,022

Balance, March 31, 2007 (Unaudited)	1,601,317	160,132	681,219	(1,118,086)	(276,735)

Redemption of warrant for common stock
pursuant to warrant dated January 1, 2005	56,894	5,689	(5,689)	—	—

Net Income	—	—	—	145,677	145,677

Balance, June 30, 2007 (Unaudited)	1,658,211	165,821	675,530	(972,409)	(131,058)

Issuance of common stock to roundup
fractional shares as part of the reverse stock
split effectuated on August 22, 2007	146	15	(15)	—	—

Net Loss	—	—	—	(48,512)	(48,512)

Balance, September 30, 2007 (Unaudited)	1,658,357	$165,836	$675,515	$(1,020,921)	$(179,570)

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
(FORMERLY UNITED COMPANIES CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities:
Net income	$120,187	$360,019
Adjustments to reconcile net income to net
cash (used in) provided by operating activities:
Depreciation and amortization	27,679	21,660
Stock based compensation	—	77,730
Change in deferred tax asset	679	24,206
Loan payable settlement loss	777	—
Gain on extinguishment of secured convertible debentures	—	(109,517)
Changes in operating assets and liabilities:
Change in accounts receivable, net	(152,455)	(10,703)
Change in inventory	(48,094)	(114,289)
Change in prepaid expenses and other current assets	3,538	(40,045)
Change in accounts payable and accrued liabilities	85,118	(151,092)
Change in lease payable - related party	—	(18,950)
Change in customer deposits	(52,214)	(55,600)
Change in billings in excess of costs and estimated
earnings on uncompleted contract	—	38,371
Change in other liabilities	(41,308)	11,025
Change in income taxes payable	(11,029)	93,129
Change in royalties payable - related parties	14,849	(8,526)
Net cash (used in) provided by operating activities	(52,273)	117,418

Cash flows from investing activities:
Purchase of fixed assets	(1,118,363)	(4,587)
Net cash used in investing activities	(1,118,363)	(4,587)

Cash flows from financing activities:
Proceeds from borrowings on notes payable - related parties	100,000	—
Proceeds from borrowings on loan payable	—	266,000
Proceeds from borrowings on notes payable	1,000,000	—
Principal payments on notes payable - related parties	(40,593)	(23,517)
Principal payments on notes payable	(30,566)	(7,425)
Principal payments on secured convertible debentures	—	(210,500)
Net cash provided by financing activities	1,028,841	24,558

Net change in cash	(141,795)	137,389

Cash, beginning of period	208,187	30,345

Cash, end of period	$66,392	$167,734

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
(FORMERLY UNITED COMPANIES CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006

Supplemental disclosure of cash flow information:
Cash paid for interest	$56,840	$87,300

Cash paid for income taxes	$6,237	$—

Supplemental disclosure of non-cash investing activities
Common stock issued toward real property purchase on
February 21, 2007	$100,000	$—

Supplemental disclosure of non-cash financing activities
Conversion of Convertible Debenture into Stock as provided
in Stock Purchase Agreement	$—	$89,110

Redemption of warrant for common stock pursuant to
warrant dated Janaury 1, 2005	$5,689	$—

Amortization of loan fees related to Standby Equity
Distribution Agreement	$—	$86,205

Assumption of other liabilities - related parties
Loan payable	$(266,000)	$—
Account receivable	156,426	—
Loan payable settlement loss	(777)	—
	$110,351	$—

See Accompanying Notes to Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC.
(FORMERLY UNITED COMPANIES CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES

Description of business - Brownie’s Marine Group, Inc. (formerly United Companies Corporation) (hereinafter referred to as the “Company” or “BWMG”) designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and Nitrox Generation Systems, and scuba and water safety products through its wholly owned subsidiary Trebor Industries, Inc. The Company sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility in Fort Lauderdale, Florida. The Company does business as (dba) Brownie’s Third Lung, the dba name of Trebor Industries, Inc.

Prior to August 22, 2007 the Company was known as United Companies Corporation (hereinafter referred to as “UCC”). The Company changed its name to Brownie’s Marine Group, Inc. during the third quarter of 2007 since it believes BWMG more closely reflects its line of business, and it also brings brand recognition to the Company as a result of its existing products.

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

On August 22, 2007, the Company changed its name to Brownie’s Marine Group as discussed above.

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

BROWNIE’S MARINE GROUP, INC.
(FORMERLY UNITED COMPANIES CORPORATION)
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

Fixed assets - Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which is primarily 3 to 5 years except for the building that is being depreciated over a life of 39 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

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

Advertising and marketing costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Advertising and trade show expense incurred for the three and nine months ended September 30, 2007 was $4,243 and $21,126, respectively. Advertising and trade show expense incurred for the three and nine months ended September 30, 2006 was $12,597 and $33,685, respectively.

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

BROWNIE’S MARINE GROUP, INC.
(FORMERLY UNITED COMPANIES CORPORATION)
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

The Company did not issue any stock, warrants or options to employees for compensation for nine months ended September 30, 2007.

Fair value of financial instruments - The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature.

Earnings (loss) per common share - Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. All common stock equivalent shares were included in the computation at September 30, 2007 since their effect was dilutive.

New accounting pronouncements - In February 2007, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Statement (FAS) 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. The Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The Company shall apply the Statement in the calendar year beginning January 1, 2008 and does not anticipate significant financial impact as a result of adoption.

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

BROWNIE’S MARINE GROUP, INC.
(FORMERLY UNITED COMPANIES CORPORATION)
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

2.	INVENTORY

Inventory consists of the following as of September 30, 2007:

Raw materials	$419,781
Work in process	—
Finished goods	209,742
$629,523

3.	PREPAID EXPENSE AND OTHER CURRENT ASSETS

Prepaid expense and other current assets totaling $57,902 at September 30, 2007, consists of $30,964 of prepaid insurance, advertising and software maintenance expenses, $658 overpayment of estimated payments toward federal and state income taxes, and $26,280 of prepayments for inventory.

BROWNIE’S MARINE GROUP, INC.
(FORMERLY UNITED COMPANIES CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of September 30, 2007:

Building and Land	$1,218,362
Furniture, vehicles, and equipment	221,534
Leasehold improvements	7,000
1,446,896
Less: accumulated depreciation and amortization	(225,826)
$1,221,070

For the three and nine months ended September 30, 2007, depreciation expense was $8,418 and $26,629, respectively. For the three and nine months ended September 30, 2006, depreciation expense was $1,261 and $12,132, respectively

On February 21, 2007 the Company purchased the corporate headquarters, factory and distribution center of the Company located at 936/940 NW 1st Street, Ft. Lauderdale, FL 33311 from GKR Associates, Inc, an entity in which the Chief Executive Officer has an ownership interest. The purchase price was $1,200,000, and is secured by a first mortgage payable to the bank of $1,000,000, and $100,000 secured by a second mortgage payable to the seller, GKR Associates, Inc. The balance of $100,000 was paid by 4,440,000 shares of the Company’s common stock based on market price of the stock on the purchase date. In addition, $18,362 of closing expenses were capitalized to the building.

5.	CUSTOMER CREDIT CONCENTRATIONS

Sales to Brownie’s Southport Diver’s, Inc. for the three months ended September 30, 2007 and 2006 represented 16.39% and 11.46%, respectively, of total net revenues for the period. Sales to Holiday Diver Inc for the three months ended September 30, 2007 and 2006 represented 7.24% and 13.53%, respectively, of total net revenues for the period. Sales to Brownie’s Southport Diver’s Inc. for the nine months ended September 30, 2007 and 2006 represented 21.80% and 14.87% of total net revenues for the period. Sales to no other customer represented greater than 10% of net revenues for the three or nine months ended September 30, 2007 and 2006.

The brother of Robert Carmichael, the Company’s Chief Executive Officer, as further discussed in Note 6 - RELATED PARTY TRANSACTIONS, owns Brownie’s Southport Diver’s Inc.

BROWNIE’S MARINE GROUP, INC.
(FORMERLY UNITED COMPANIES CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	RELATED PARTY TRANSACTIONS

Notes payable - related parties - Notes payable - related parties consist of the following as of September 30, 2007:

Promissory note payable to the Chief Executive Officer of the Company, secured by Company assets, bearing interest at 10% per annum, due in monthly principal and interest payments of $6,047, maturing
on January 15, 2016.	$412,002

Promissory note payable to an entity owned by the Company’s Chief
Executive Officer, 940 Associates, Inc., secured by Company assets, bearing interest at 10% per annum, due in monthly principal and interest
payments of $2,861, maturing on January 1, 2016.	194,687

Promissory note payable due an entity in which the Company’s Chief
Executive Officer has a financial interest, GKR Associates, Inc., secured by second mortgage on real property, bearing 6.99% interest per annum, due in monthly principal and interest payments of $2,292, maturing on
February 15, 2012.	90,047

696,736

Less amounts due within one year	69,314

Long-term portion of notes payable - related parties	$627,422

As of September 30, 2007, principal payments on the notes payable - related parties are as follows:

2007	$18,720
2008	68,243
2009	74,794
2010	81,986
2011	89,885
Thereafter	363,108
$696,736

Revenues - The Company sells products to two entities owned by the brother of the Company’s Chief Executive Officer, Brownie’s Southport Divers, Inc. and Brownie’s Palm Beach Divers. Terms of sale are no more favorable than those extended to any of the Company’s other customers. Combined net revenues from these entities for the three months ended September 30, 2007 and 2006, was $176,722 and $169,438, respectively. Combined net revenues from these entities for the nine months ended September 30, 2007 and 2006, was $695,310 and $569,211, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc. and Brownie’s Palm Beach Divers at September 30, 2007, was $5,176 and $0, respectively.

BROWNIE’S MARINE GROUP, INC.
(FORMERLY UNITED COMPANIES CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	RELATED PARTY TRANSACTIONS (continued)

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

Total royalty expense for the above agreements for the three and nine months ended September 30, 2007 was $23,337 and $72,295, respectively. Total royalty expense for the above agreements for the three and nine months ended September 30, 2006 was $11,926 and $30,078, respectively.

Other liabilities - related parties

At September 30, 2007, the following amounts were due to related parties as the result of full settlement of the loan payable due the customer as referred to in Note 8 - LOAN PAYABLE:

Due to Brownies Southport Diver's, Inc.	$	$ 29,570
Due to Robert M. Carmichael		37,500
Due to 940 Associates, Inc.		43,281

Other liabilities - related parties	$	$ 110,351

See Note 8 - LOAN PAYABLE for discussion of the settlement transaction that resulted in the above Other liabilities -.related parties.

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $418,217 at September 30, 2007 consists of $259,306 accounts payable trade, $60,574 balance of legal expenses that were a UCC expense prior to the reverse merger with Trebor Industries, Inc., $63,419 of accrued payroll and related fringe benefits, and $34,918 of other liabilities and accruals.

8.	LOAN PAYABLE

In June 2006, the Company borrowed $266,000 from a customer. The proceeds of the loan were used to satisfy the outstanding principal balance, redemption fees, and accrued interest totaling $266,777 due under the secured convertible debentures held by a third party lender. In July 2007, the Company settled the obligation due the customer through a series of transactions that resulted in cancellation of amounts due to and from the customer and related parties of the customer and the Company. The settlement resulted in cancellation of $156,426 of trade accounts receivable due the Company from the customer and its related parties, assumption of $110,351 of liabilities incurred by the customer due to related parties of the Company, and settlement loss of $777. See Note 6. -  RELATED PARTIES for further information regarding the other liabilities - related parties.

BROWNIE’S MARINE GROUP, INC.
(FORMERLY UNITED COMPANIES CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	OTHER LIABILITIES

Other liabilities is comprised of $1,852 of on-line training liability at September 30, 2007. Effective July 1, 2005, the Company began including on-line training certificates with all hookah units sold. The training certificates entitle the holder to an on-line interactive course at no additional charge to the holder. The number of on-line training certificates issued per unit is the same as the number of divers the unit as sold is designed to accommodate (i.e., a three diver unit configuration comes with three on-line training certificates). The certificates have an eighteen-month redemption life after which time they expire. The eighteen-month life of the certificates begins at the time the customer purchases the unit. The Company owes the on-line training vendor the agreed upon negotiated rate for all on-line certificates redeemed payable at the time of redemption. For certificates that expire without redemption, no amount is due the on-line training vendor. The Company had no historical data with regard to the percentage of certificates that will be redeemed versus those that will expire. Therefore, until the Company accumulated historical data related to the certificate redemption ratio, it assumed that 100% of certificates issued with unit sales would be redeemed. Accordingly, at the time a unit was sold, the related on-line training liability was recorded. The same liability was reduced as certificates are redeemed and the related payments are made to the on-line training vendor.

For the nine months ended September 30, 2007, eight hundred eighty-four (884) certificates totaling $15,470 expired unused. Accordingly, the related liability was reversed and the amount recognized as other income during the nine months ended September 30, 2007. In addition, the Company further reduced the liability in the 2nd quarter of 2007 by approximately $44,000 based on the historical certificate redemption rate the Company had compiled over the past 24 months. Accordingly, this amount was recognized as other income in the 2nd quarter 2007. On a go forward basis the Company is maintaining a reserve for certificate redemption of 10% that approximates the historical redemption rate.

10.	NOTES PAYABLE

Notes payable consists of the following as of September 30, 2007:

Promissory note payable secured by a vehicle of the Company having a carrying value of $0 at September 30, 2007, bearing interest at
10.16% per annum, due in monthly principal and interest payments of
$553, maturing on October 28, 2007.	$548

Promissory note payable secured by a vehicle of the Company having a carrying value of $4,711 at September 30, 2007, bearing no interest, due in monthly principal and interest payments of $349, maturing
on November 14, 2008.	4,886

Promissory note payable secured by real property of the Company having a carrying value of $1,202,042 at September 30, 2007, bearing interest at 6.99% per annum, due in monthly principal and interest
payments of $9,038, maturing on January 22, 2022.	977,305

982,739

Less amounts due within one year:	46,201
Long-term portion of notes payable	$936,538

BROWNIE’S MARINE GROUP, INC.
(FORMERLY UNITED COMPANIES CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	NOTES PAYABLE (continued)

As of September 30, 2007, principal payments on the notes payable are as follows:

2007	$11,692
2008	46,031
2009	45,238
2010	48,504
2011	52,006
Thereafter	779,268
$982,739

11.	REVERSE STOCK SPLIT

On August 22, 2007, the Company effectuated a 1-for-100 reverse stock split of the Common Stock whereby every one hundred shares of Common Stock outstanding was combined and reduced to one share of Common Stock. Fractional shares were rounded up and this resulted in an additional 146 shares issued.

12.	STOCK WARRANTS

As of March 31, 2007, all the rights to exercise 285,715 warrants had vested pursuant to a Warrant agreement dated January 1, 2005. The exercise price of the warrants is $.007 per share, which equaled the bid/ask price of the Company’s common stock on January 1, 2005, the effective date of the expired consulting agreement. The warrants expire twenty-four months after the vesting date of each of tranche of 71,429 at June 30, 2007, December 31, 2007, June 30, 2008, and December 31, 2008, respectively. Further, the warrants have “piggy-back” registration rights and provide for either a cash or cashless exercise. The cashless exercise provision provides for a discount in the amount of shares provided at exercise based on a formula that takes into account as one of its factors the average of the closing sale price on the common stock for five trading days immediately prior to but not including the date of exercise.

On June 27, 2007, a warrant tranche of 71,429 related to the above agreement was exercised. The cashless exercise was elected, and accordingly, 56,994 shares of common stock were issued on June 29, 2007. The Company recognized compensation expense for the stock warrants ratably over the term of the consulting agreement, January 1, 2005 to December 31, 2006, based on the fair value of the stock warrants using the Black-Scholes model. As a result, issuance of the stock in June 2007 was an equity only transaction.

On the date of the reverse stock split, the outstanding warrants underwent a 1-for-100 split as well.

BROWNIE’S MARINE GROUP, INC.
(FORMERLY UNITED COMPANIES CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	EQUITY INCENTIVE PLAN

On August 22, 2007 the Company adopted an Equity Incentive Plan (the “Plan”). Under the Plan, Stock Options may be granted to Employees, Directors, and Consultants in the form of Incentive Stock Options or Nonstatutory Stock Options. Stock Purchase Rights, time vested and/performance invested Restricted Stock, and Stock Appreciation Rights and Unrestricted Shares may also be granted under the Plan. The initial maximum number of shares that may be issued under the Plan shall be 400,000 shares, and no more than 100,000 Shares of Common Stock may be granted to any one Participant with respect to Options, Stock Purchase Rights and Stock Appreciation Rights during any one calendar year period. Common Stock to be issued under the Plan may be either authorized and unissued or shares held in treasury by the Company. The term of the Plan shall be ten years. The Board of Directors may amend, alter, suspend, or terminate the Plan at any time. No Options, Stock Purchase Rights or Stock Appreciation Rights were granted under the Plan for the third quarter ended September 30, 2007.

14.	INCOME TAXES

The components of the provision for income taxes for the nine months ended September 30, 2007 are as follows:

Current Taxes:
Federal	$(6,669)
State	(2,588)
Current Taxes	(9,257)
Change in deferred taxes	(14,967)
Change in valuation allowance	14,288

Provision for income tax expense	$9,936

The federal statutory and state tax rate for the third quarter of 2007 was 15% and 5.5%, respectively.

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at September 30, 2007:

Deferred tax assets:
Stock warrants	$47,847
Allowance for doubtful accounts	5,250
Depreciation and amortization timing differences	5,549
On-line training certificate reserve	277
Total deferred tax assets	58,923
Valuation allowance	(14,712)

Deferred tax assets net of valuation allowance	44,211
Less: deferred tax asset - non-current	(28,387)

Deferred tax asset - current	$15,824

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

Overview

Brownie’s Marine Group, Inc., a Nevada corporation (formerly United Companies Corporation) (referred to herein as “BWMG” or “the Company”), through its wholly owned subsidiary, Trebor Industries, Inc., d/b/a Brownie’s Third Lung, a Florida corporation, designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and Nitrox Generation Systems, and scuba and water safety products. BWMG sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility in Fort Lauderdale, Florida. The Company does business as (dba) Brownie’s Third Lung.

Since April 16, 2004, Mr. Carmichael has served as President, Acting Principal Accounting Officer and Acting Chief Financial Officer of the Company. From March 23, 2004 to April 26, 2004, Mr. Carmichael served as the Company’s Executive Vice-President and Chief Operating Officer. Mr. Carmichael has operated Trebor as its President since 1986. He is the holder or co-holder of numerous patents that are used by Trebor and several other major players in the diving industry.

Results Of Operations For The Three Months Ended September 30, 2007, As Compared To The Three Months Ended September 30, 2006

Net revenues. For the three months ended September 30, 2007, we had net revenues of $850,471 as compared to net revenues of $1,098,692 for the three months ended September 30, 2006, a decrease of $248,221 or 22.59%. This decrease is primarily attributable to a decrease in overall sales. The Company believes this decline mirrors the decline being experienced by the dive and marine industry as a whole in 2007. The Company further believes the industry decline in sales is a result of less discretionary income available to the consumer as a result of economic conditions, including but not limited to increased fuel costs.

Cost of net revenues. For the three months ended September 30, 2007, we had cost of net revenues of $563,934 as compared with cost of net revenues of $778,546 for the three months ended September 30, 2006, a decrease of $214,612, or 27.57%. The decrease is primarily attributable to the net effect of decreased material costs of approximately $100,000 due to the decrease in sales volume, increased material costs of about $50,000 due to the sales mix and increased costs for plastics and metals, and decreased contract expenses of about $150,000. The sales mix in the third quarter of 2007 as compared to the same period in 2006 included more non-custom sales versus custom sales. Non-custom sales are more material intensive and custom sales are more labor or contract expense intensive.

Gross profit. For the three months ended September 30, 2007, we had a gross profit of $286,537 as compared to gross profit of $320,146 for the three months ended September 30, 2006, a decrease of $33,609, or 10.50%. This decrease is primarily attributable to the decrease in net revenues and cost of net revenues for the three months ended September 30, 2007 as compared to the same period in 2006.

Operating expenses. For the three months ended September 30, 2007, we had total operating expenses of $256,916 as compared to total operating expenses of $246,282 for the three months ended September 30, 2006, an increase of $10,634, or 4.32%. No particular individual net items made up this variance, but rather numerous net changes.

Other expense (income), net. For the three months ended September 30, 2007, we had other expense of $38,259 as compared to other income of $28,487 for the three months ended September 30, 2006, an increase in other expense of $66,746, or 234.30%. The largest components of the increase in other expense are an increase in interest expense of approximately $18,000 primarily due to the new mortgages on the real estate purchased in 2007, approximately $35,000 cancellation of debt recorded as other income in the third quarter of 2006 not occurring in the third quarter of 2007, and approximately $6,000 other expense for an insurance sales premium adjustment in the third quarter of 2007.

Provision for income tax expense. For the three months ended September 30, 2007, we had provision for income tax expense of $39,874, as compared to $153,442 for the three months ended September 30, 2006, a decrease of $113,568, or 74.01%. The decrease in the tax expense is primarily attributable to changes in the deferred tax assets as well as an adjustment in the third quarter of 2006 for higher than estimated 2006 net income.

Net loss. For the three months ended September 30, 2007, we had net loss of $48,512, as compared to net loss of $51,091 for the three months ended September 30, 2006, a decrease in net loss of $2,579 or 5.05%. The net decrease is attributable to the decrease in gross profit of $33,609, the increase in operating expenses of $10,634, the increase in other expenses of $66,746, and the decrease in the provision for income tax expense of $113,568.

Results Of Operations For The Nine Months Ended September 30, 2007, As Compared To The Nine Months Ended September 30, 2006

Net revenues. For the nine months ended September 30, 2007, we had net revenues of $2,653,037 as compared to net revenues of $3,175,702 for the nine months ended September 30, 2006, a decrease of $522,665, or 16.46%. This decrease is primarily attributable to an overall decrease in sales for all product categories. The Company believes this decline mirrors the decline being experienced by the dive and marine industry as a whole in 2007. The Company further believes the industry decline in sales is a result of less discretionary income available to the consumer as a result of economic conditions, including but not limited to increased fuel costs.

Cost of net revenues. For the nine months ended September 30, 2007, we had cost of net revenues of $1,726,165 as compared with cost of net revenues of $2,006,033 for the nine months ended September 30, 2006, a decrease of $279,868, or 13.95%. Cost of revenues was down during the nine months ended September 30, 2007 over the same period in 2006 consistent with the decrease in sales volume. While net revenue decreased, the cost of material increased approximately 16,000, or 1.5%, mainly as a result of the sales mix and increased costs for plastics and metals. Contract and direct labor costs decreased approximately $300,000 primarily due to the sales mix. The sales mix for the nine months ended September 2007 as compared to the same period in 2006 included more non-custom sales versus custom sales. Non-custom sales are more material intensive and custom sales are more labor or contract expense intensive.

Gross profit. For the nine months ended September 30, 2007, we had a gross profit of $926,872 as compared to gross profit of $1,169,669 for the nine months ended September 30, 2006, a decrease of $242,797, or 20.76%. This decrease is primarily attributable to the decrease in net revenues for the nine months ended September 30, 2007 as compared to the same period in 2006 reduced by the lesser percentage decrease in cost of net revenues.

Operating expenses. For the nine months ended September 30, 2007, we had total operating expenses of $763,337 as compared to total operating expenses of $766,895 for the nine months ended September 30, 2006, a decrease of $3,558, or less than 1%.

Other expense (income), net. For the nine months ended September 30, 2007, we had other expense of $33,412 as compared to other income of $74,580 for the nine months ended September 30, 2006, an increase in other expenses of $107,992, or 144.80%. The increase in other expense primarily relates to the approximately $110,000 gain on the extinguishments of the secured convertible debentures recognized in the second quarter of 2006 with no corresponding income recognition item during the nine months ended September 30, 2007.

Provision for income tax expense. For the nine months ended September 30, 2007, we had provision for income tax expense of $9,936 as compared to $117,335 for the nine months ended September 30, 2006, a decrease of $107,399 or 91.53%. The decrease in tax expense is primarily attributable to a change in estimate related to the deferred tax assets associated with the redemption of the stock warrants as well as lower net income for the nine months ended September 30, 2007 as compared to the same period in 2006.

Net Income. For the nine months ended September 30, 2007, we had net income of $120,187 as compared to $360,019 for the nine months ended September 30, 2006, a decrease of $239,832, or 66.62%. The net decrease is primarily attributable to the decrease in gross profit, and the decrease in other income.

Liquidity And Capital Resources

As of September 30, 2007, we had cash and other current assets of $828,427 and current liabilities of $700,462, or a current ratio of 1.18%.

The Company anticipates that cash generated from operations should be sufficient to satisfy the Company’s contemplated requirements for it current operations for at least the next twelve months. The Company does not anticipate any significant purchases of equipment during fiscal year 2007. The number and level of employees at September 30, 2007 is deemed adequate to maintain the Company's operations for at least the next 12 months.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On February 22, 2007, the Company issued 44,440 shares of restricted common stock to GKR Associates, LLC, a related party, representing $100,000 toward the $1,200,000 total contract purchase price of real property. Notice of this transaction was provided on Form 8-K filed with the Securities and Exchange Commission on March 23, 2007.

On June 29, 2007, pursuant to a warrant dated January 1, 2005, the Company issued 56,894 shares of restricted common stock. The issuance represented a cashless exercise of a warrant tranche of 71,429 shares, or redemption of 25% of the warrant tranches outstanding.

The Company believes that all transactions were transactions not involving any public offering within the meaning of Section 4(2) of the Securities Act of 1933, since (a) each of the transactions involved the offering of such securities to a substantially limited number of persons; (b) each person took the securities as an investment for his own account and not with a view to distribution; (c) each person had access to information equivalent to that which would be included in a registration statement on the applicable form under the Act; (d) each person had knowledge and experience in business and financial matters to understand the merits and risk of the investment; therefore no registration statement need be in effect prior to such issuances.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a meeting of the Board of Directors held on July 18, 2007, all the members of the Company’s Board of Directors approved and recommended the proposals below:

1. Electing Robert Carmichael to serve as the sole member to the Company’s Board of Directors to hold office until the Company’s annual meeting of stockholders to be held in 2008 and until his successor is duly elected and qualified;

2. Ratifying the appointment of L.L. Bradford & Company, LLC, as independent auditors of the Company for the fiscal year ending December 31, 2007;

3. Approval to amend the Company's articles of incorporation to change the Company's name to Brownie's Marine Group, Inc.;

4. Approving the Company to amend its Articles of Incorporation to effect up to a 1-for-100 reverse stock split of the Common Stock whereby every one hundred shares of Common Stock outstanding was combined and reduced to one share of Common Stock; and

5. Approving the adoption and implementation of a stock option plan reserving of up to Four Hundred Thousand (400,000) shares of Common Stock pursuant to incentive stock options or nonqualified stock options, stock purchase rights, stock appreciation rights and restricted and unrestricted stock awards for employees, directors and consultants.

The Company’s stockholders holding a 61% of the voting power of the Company approved the proposals, pursuant to a written consent dated July 18, 2007. In lieu of an annual meeting the Company delivered an information statement to its record shareholders at July 26, 2007 describing the proposals. The effective date of the proposals was on August 22, 2007. If the proposals were not adopted by written consent, such proposals would have been required to be considered by the Company’s stockholders at a special or annual stockholders’ meeting convened for the specific purpose of approving the proposals.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION
2.2	Merger Agreement, dated June 18, 2002 by and among United Companies Corporation, Merger Co., Inc. and Avid Sportswear & Golf Corp.	Incorporated by reference to Exhibit 2.02 Amendment No. 1 to Form S-4 filed June 24, 2002

2.3	Articles of Merger of Avid Sportswear & Golf Corp. with and into Merger Co., Inc.	Incorporated by reference to Exhibit 2.03 Amendment No. 1 to Form S-4 filed June 24, 2002

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.05 Amendment No. 1 to Form S-4 filed June 24, 2002

3.2	Articles of Amendment	Incorporated by reference to the appendix to the Company's Definitive Information Statement on Schedule 14C filed July 31, 2007

3.2	Bylaws	Incorporated by reference to Exhibit 3.04 to the Registration Statement on Form 10-SB

5.1	2007 Stock Option Plan	Incorporated by reference to the appendix to the Company's Definitive Information Statement on Schedule 14C filed July 31, 2007

10.1	Share Exchange Agreement, dated March 23, 2004 by and among the Company, Trebor Industries, Inc. and Robert Carmichael	Incorporated by reference to Exhibit 16.1 to Current Report on From 8-K filed April 9, 2004

10.2	Two Year Consulting Agreement with Jeff Morris effective January 1, 2005 for Manage-ment and Strategic Services and Warrants issued in conjunction with the same.	Incorporated by reference to Exhibit 10.14 to Current Report on Form 8-K filed on March 11, 2005.

10.3	Non-Exclusive License Agreement - BC Keel Trademark	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.4	Non-Exclusive License Agreement - Buoyancy Compensator (and Dive Belt) Weight System	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.5	Exclusive License Agreement - Brownie's Third Lung, Brownie's Public Safety, Tankfill, and Related Trademarks and Copyrights	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.6	Non-Exclusive License Agreement - Drop Weight Dive Belt	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.7	Non-Exclusive License Agreement - Garment Integrated or Garment Attachable Flotation Aid and/or PFD	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

EXHIBIT NO.	DESCRIPTION	LOCATION
10.8	Non-Exclusive License Agreement - Inflatable Dive Market and Collection Bag	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.
10.9	Non-Exclusive License Agreement - SHERPA Trademark and Inflatable Flotation Aid/Signal Device Technology	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.
10.10	Non-Exclusive License Agreement - Tank- Mounted Weight, BC or PFD-Mounted Trim Weight or Trim Weight Holding System	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.
10.11	Exclusive License Agreement - Brownie’s Third Lung and Related Trademarks and Copyright	Incorporated by reference to Exhibit 10.26 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.
10.12	Redemption Agreement - Cornell Capital Partner’s, LP Secured Convertible Debentures	Incorporated by reference to Form 8K filed on June 2, 2006

10.13	Agreement for Purchase and Sale of Property Between Trebor Industries, Inc. and GKR Associates, Inc. dated February 21, 2007	Incorporated by reference to Exhibit 10.28 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.14	First Mortgage dated February 22, 2007 between Trebor Industries, Inc. and Colonial Bank	Incorporated by reference to Exhibit 10.29 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.15	Note dated February 22, 2007 payable to GKR Associates, Inc.	Incorporated by reference to Exhibit 10.30 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.16	Second Mortgage dated February 22, 2007 between Trebor Industries, Inc. and GKR Associates, LLC	Incorporated by reference to Exhibit 10.31 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.17	Promissory Note dated January 1, 2007 payable to Robert M. Carmichael	Incorporated by reference to Exhibit 10.32 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.18	Promissory Note dated January 1, 2007 Payable to 940 Associates, Inc.	Incorporated by reference to Exhibit 10.33 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.19	Purchase and Sale Agreement with GKR Associates, LLC	Incorporated by reference to Form 8K filed on March 23, 2007.

31.1	Certification Pursuant to Section 3.02	Provided herewith

31.2	Certification Pursuant to Section 3.02	Provided herewith

32.1	Certification Pursuant to Section 1350	Provided herewith

32.2	Certification Pursuant to Section 1350	Provided herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROWNIE’S MARINE GROUP, INC.

Date: November 19, 2007	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer, Chief Financial Officer/ Principal Accounting Officer