Form 10KSB
period 2007-12-31
Brownie's Marine Group, Inc
filed 2008-03-28
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(MARK ONE)

☑ Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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
Yes ☐ No ☒

The Company’s revenues during its most recent fiscal year were $3,204,395.

The aggregate market value of the Company's voting stock held by non-affiliates as of March 13, 2008 was approximately $409,671 based on the average closing bid and asked prices of such stock on that date as quoted on the Over the-Counter Bulletin Board. There were 1,685,538 shares of common stock outstanding as of March 13, 2008.

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

Overview

Brownie’s Marine Group, Inc., a Nevada corporation (formerly United Companies Corporation) (referred to herein as “BWMG” or “the Company”), does business through its wholly owned subsidiary, Trebor Industries, Inc., d/b/a Brownie’s Third Lung, a Florida corporation. The Company designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and Nitrox Generation Systems, and scuba and water safety products. BWMG sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility in Fort Lauderdale, Florida.

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

The Company’s products are classified into three main sales categories: Brownie’s Third Lung, Brownie’s Tankfill, and Brownie’s Public Safety.

Brownie’s Third Lung, the consistent product category revenue leader for the Company, is comprised of Surface Supplied Diving products, commonly called hookah systems. These systems allow one to four divers to enjoy the marine environment without the bulk and weight of conventional SCUBA gear. We believe that Hookah diving holds greater appeal to families with children of diving age than does conventional SCUBA. The reduction of weight by eliminating the tank allows smaller divers, especially children, to participate more actively and enjoyably. In conjunction with the hookah systems, Brownie’s Third Lung supplies a variety of other products to support this market. These products are sold through SCUBA diving, sporting, marine, and boating retailers. A Web-based training methodology was introduced in July 2005. Web-based training allows consumers to initiate the required training for use of the system on their own schedule. It also addresses the training aspect that was previously a sale consideration at point-of-sale. Effective July 1, 2005, all hookah units sold included on-line training certificates. The training certificates entitle the holder to an on-line interactive course at no additional charge to the holder. The number of on-line training certificates issued per unit is the same as the number of divers the unit as sold is designed to accommodate (i.e., a three diver unit configuration comes with three on-line training certificates). It is anticipated that the final phase of the training will still be completed through traditional dive retailers and instructors. The addition of the web based training program has expanded the market for Brownie’s since it can now sell hookah systems to the non-diving public.

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

Rapid Entry System (RES) and HELO System: The Brownie’s Public Safety product line exists to address the needs of the public safety dive market. The inherent speed and ease of donning our Drop Weight Cummerbelt with Egressor Add-on Kit identified it as an obvious choice for rapid response for water-related emergencies. A first-responder or officer on-scene can initiate the location and extraction of victims while the dive team is en-route, saving valuable time and increasing the chances for survival of victims. The RES is a small SCUBA system that can be quickly donned over clothes, usually in less than sixty seconds. Its small size allows it to be stored in areas that would never accommodate a full set of SCUBA gear. The 13 cubic foot aluminum tank can provide up to 15 minutes of air at the surface. The air cell remains stowed under the protective cover and can be partially inflated to achieve positive flotation. The cover’s specially designed break-away zipper bursts open to provide instant inflation yet “heals” and can be repacked and fastened quickly in the field. The HELO offers all the same features, but has been specially designed and modified for rescue divers working from helicopters. By placing the cylinder in the front and adding leg straps, the HELO allows divers to use the standard seating configurations. The advantages of this system over full sized SCUBA rigs are increased mobility for the diver and diminished space requirements for the gear. Since the bottle is mounted at the diver’s waist, he can more easily control his gear during deployment, further adding to the comfort and safety.

Market Data

The Company operates in both the SCUBA Diving Industry and the Marine Industry. The following is general market data for both:

SCUBA Diving Industry

The following data is based on information reported on Professional Association of Dive Instructors’ (PADI) website, www.padi.com, as of March 15, 2006: PADI certifies 60% of all new divers in the United States. PADI issued 526,904 new divers certifications worldwide in 2000 (the most recent information available). (Thus, per our extrapolation, an estimated 878,173 new divers were certified by all the training agencies collectively worldwide in 2000). PADI estimates that the range of active divers in the United States ranges from 1.6 million to 2.9 million based on data it collected. Per PADI, the largest number of SCUBA certifications completed each year in the United States has been in Florida. Also, per PADI’s statistics, the number of certifications issued by PADI each year has increased consistently since 1967. As of March 15, 2008, this information is no longer published on PADI’s website, nor is any updated information provided. However, the Company believes the statistics should have remained relatively consistent. Unfortunately, the number of active Scuba divers and new Scuba divers certified each year is data that no known source reports on currently. It is data that many speculate on throughout the Dive industry, but that no one reports on with certainty.

Marine Industry

The following data is based on information published by the National Marine Manufacturers Association (NMMA), www.nmma.org, as of March 15, 2008: Recreational boating contributed approximately $39.5 billion in 2006 to the nation’s economy, an increase of 6% from 2005. There were 12.7 million boats registered in the United States in 2005, and of this amount, Florida captured the number one ranking with 988,652 registrations among all the states. Total dollars spent on new power boats, motors, trailers and accessory purchases in 2006 was $16.8 billion up from $15.4 billion in 2005, with Florida ranking number one among all the states capturing $2.4 billion of this market, up from $2.1 billion. Aftermarket accessory sales fell an approximate 5% in 2006, from $2.9 billion in 2005 to $2.8 billion in 2006. However, from 2003 to 2006 the marine aftermarket accessory market has grown from $2.4 billion to $2.8 billion, or an increase of 16.67%. Also, over the past nine years aftermarket accessories sales have more than doubled from $1.2 billion in 1997 to $2.8 billion in 2006.

Product Target Markets

The Company sells a variety of products that fall primarily into three categories, Brownie’s Third Lung, Brownie’s Tankfill, and Brownie’s Public Safety Diving. While all of our offerings are marine based, each product category targets a slightly different consumer and approaches its target group in a different manner. Due to the common water-based theme, some of the markets will overlap, thereby qualifying the same customer for more than one major product. Brownie’s Third Lung, the Surface Supplied Air or hookah business has both retail and wholesale groups.  We believe that a significant portion of the approximately 988,652 reported registered boat owners in Florida, are potential customers for our recreational systems. In past years our product was more likely to reach them through SCUBA diving retailers.  In mid 2005, in an effort to expand our Scuba diving retailer market and to reach additional, non-diving consumers, the Company implemented a web-based training program to expand the availability of our product to marine retailers who cater, for the most part, specifically to boaters.  Brownie’s Tankfill targets a similar group, the boating community, but concentrates its attention on boats over 30 feet in length.  We have enjoyed a measure of success by approaching the consumer directly. We also continue to establish relationships with boat yards building luxury vessels throughout the world by offering them an OEM policy and pricing structure. Our newest market is that for Brownie’s Public Safety Diving.  We have identified municipalities and government agencies, both in the United States and abroad, as our primary consumer. The Rapid Entry System (RES) is perhaps the product with the largest recognition within this product category. Although the United States and predominantly Florida have been our past focus, we continue to search for distributors both nationally and abroad for all of our products.

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

Tradeshows

In 2007 the Company was represented at the following annual trade shows: Miami Yacht and Brokerage Show, Fort Lauderdale International Boat Show, and International Boat Exhibitors Exchange (IBEX).

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

Product Research and Development (R&D)

We continuously work to provide our customers with both new and improved products. We offer research and development services to not only the related entities we license our patents and trademarks from, but also to other customers as well. R&D services for customers and the related entities are invoiced in the normal course of business. In addition, we are working on internal research and development projects toward the goal of developing some of our own patentable products. Research and development costs for the year ended December 31, 2007 and 2006, were $3,780 and $7,140, respectively.

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

Customers

We are predominantly a wholesale distributor to retail dive stores, marine stores, and shipyards. This includes approximately 500 independent Brownie dealers. We retail our products to including, but not limited to, boat owners, recreational divers and commercial divers. Our largest customer and Brownie dealer is Brownie’s Southport Diver’s, Inc. (BSD), a related entity owned by the brother of Robert Carmichael, the Company’s Chief Executive Officer. Sales to BSD for the years ended December 31, 2007 and 2006 represented, 22.4% and 16.4%, respectively, of total Company sales. Sales to Enpro International, Inc. for the year ended December 31, 2006 represented 17.87% of total Company net revenues. Sales to no other customer represented greater than 10.00% of net revenues for the years ended December 31, 2007 and 2006.

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

Personnel

We currently have eighteen (18) full time employees at our facility in Fort Lauderdale, Florida, seven (7) are classified as, exempt, administrative or management, and eleven (11) are classified as non-exempt, factory or administrative support. We utilize consultants when needed in the absence of available in-house expertise. Our employees are not covered by a collective bargaining agreement.

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

The corporate headquarters, factory and distribution center of the Company is located at 936/940 NW 1st Street, Ft. Lauderdale, FL 33311. Through February 20, 2007, the facility was leased from GKR Associates, LLC, an entity in which the Chief Executive Officer has an ownership interest, for approximately $10,000 per month. On February 21, 2007 the Company acquired the facility from the related party entity for cash and other consideration. The property and facilities were purchased for $1,100,000 and 44,440 shares of restricted common stock of the Company. The Company financed the majority of the purchase price under a 15-year mortgage for $1,000,000. The current interest rate on the mortgage is 6.99%. The Company also issued a promissory note for $100,000 of the purchase price, which is payable over 60-months at 6.99% annual interest. The promissory note provides for a late charge of 10% due on any payment not received within five business days of payment date. The promissory note is further secured by a second mortgage on the property. The shares were valued at $2.25 per share. The Company received an independent appraisal which valued the property and facilities at approximately $1,200,000. Subsequent to the closing of the sale, the shares issued to the related party entity were distributed to its shareholders. The Company's Chief Executive Officer received 14,813 shares pursuant to the distribution. The facilities are comprised of approximately 16,000 square feet of space of which approximately 7,500 square feet is office, and the remainder is factory and warehouse space. We believe that the facilities are suitable for their intended purpose, are being efficiently utilized and provide adequate capacity to meet demand for the foreseeable future.

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

3. Approval an amend the Company's articles of incorporation to change the Company's name to Brownie's Marine Group, Inc.; and

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

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities

The Company’s common stock was quoted on the Over-the-Counter Bulletin Board under the symbol “UCPJ” through August 22, 2007 at which time the symbol was changed to “BWMG”. The Company’s high and low bid prices by quarter during 2007 and 2006, as provided by the Over the Counter Bulletin Board are provided below and have been adjusted retrospectively for the 1-100 reverse stock split that was effectuated on August 23, 2007. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On March 13, 2008, the closing price of our common stock, as reported on the Over-the-Counter Bulletin Board, was $0.60 per share.

	Calendar Year 2007
	High Bid	Low Bid
First Quarter	$5.10	$1.60
Second Quarter	$6.70	$3.10
Third Quarter	$3.50	$1.15
Fourth Quarter	$2.50	$1.10

	Calendar Year 2006
	High Bid	Low Bid
First Quarter	$2.60	$0.20
Second Quarter	$2.20	$0.90
Third Quarter	$2.60	$1.40
Fourth Quarter	$2.20	$1.40

Holders of Common Stock

As of March 13, 2008, we believe the Company had in excess of 250 shareholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On August 22, 2007 the Company adopted an Equity Incentive Plan (the “Plan”). Under the Plan, Stock Options may be granted to Employees, Directors, and Consultants in the form of Incentive Stock Options or Nonstatutory Stock Options. Stock Purchase Rights, time vested and/performance invested Restricted Stock, and Stock Appreciation Rights and Unrestricted Shares may also be granted under the Plan. The initial maximum number of shares that may be issued under the Plan shall be 400,000 shares, and no more than 100,000 Shares of Common Stock may be granted to any one Participant with respect to Options, Stock Purchase Rights and Stock Appreciation Rights during any one calendar year period. Common Stock to be issued under the Plan may be either authorized and unissued or shares held in treasury by the Company. The term of the Plan shall be ten years. The Board of Directors may amend, alter, suspend, or terminate the Plan at any time. No Options, Stock Purchase Rights or Stock Appreciation Rights were granted under the Plan for the year ended December 31, 2007.

Sales of Unregistered Securities

On February 22, 2007, the Company issued 44,440 shares of common stock to GKR Associates, LLC, a related party, representing $100,000 toward the $1,200,000 total contract purchase price of real property. Notice of this transaction was provided on Form 8-K filed with the Securities and Exchange Commission on March 23, 2007.

Pursuant to a warrant dated January 1, 2005, the Company issued 56,894 and 27,181 shares of common stock on June 29, 2007 and December 28, 2007, respectively. The issuances represented cashless exercises of two warrant tranches of 71,429 shares each.

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

Overview

The Company through its wholly owned subsidiary, Trebor Industries, Inc., d/b/a Brownie’s Third Lung, a Florida corporation, designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and Nitrox Generation Systems, and scuba and water safety products. BWMG sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility in Fort Lauderdale, Florida. The Company does business as (dba) Brownie’s Third Lung.

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

Financial Performance

For the years ended December 31, 2007 and 2006, BWMG had net income of $62,460 and $565,793, respectively.

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

Revenue recognition– Revenues from product sales are recognized when the Company’s products are shipped. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost of each contract. This method is used because management considers the percentage of cost incurred to date to estimated total cost to be the best available measure of progress on the contracts.

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

Advertising and marketing costs– The Company recognizes advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Advertising and trade show expenses incurred for the year ended December 31, 2007 and 2006, were $25,590 and $44,402, respectively.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (“FIN 48”) which clarifies the accounting for uncertainty in tax positions. FIN 48 requires the recognition of a tax position when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position. The Company adopted FIN 48 in the first quarter of 2007 without significant financial impact.

Comprehensive income (loss) – The Company has no components of other comprehensive income. Accordingly, net loss equals comprehensive loss for all periods.

The Company did not issue any stock, warrants or options, to employees for compensation for the year ended December 31, 2007.

Fair value of financial instruments– The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature.

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

Recent Accounting Pronouncements

In December 2007, the Accounting Standards Board (“FASB”) issued Financial Accounting Statement (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for the Company with respect to business combinations for which the acquisition date is on or after January 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on the consolidated financial position, results of operations, and disclosures.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of noncontrolling owners. SFAS 160 is effective for the Company as of January 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on the consolidated financial position, results of operations, and disclosures.

In December 2007, the Security and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 110 (“SAB 110”). SAB 110 relates to the use of the “simplified” method, as discussed in SAB No.107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share option in accordance with SFAS No. 123 (revised 2004), Share-Based Payment. The Staff’s view in SAB 107 was that it did not expect companies to use the simplified method for share option grants after December 31, 2007 since it believed that more detailed external information about employee exercise behavior would be available to companies by this date. Since this is not true in all cases, SAB 110 states that under certain circumstances, the Staff will continue to accept the use of the simplified method beyond December 31, 2007. The Company is currently evaluating this guidance and does not anticipate it will have significant financial impact

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the first fiscal period beginning after November 15, 2007. The Company shall apply SFAS 159 in the calendar year beginning January 1, 2008 and does not anticipate significant financial impact as a result of adoption.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 relates to the Staff’s view regarding the process of quantifying financial statement misstatements. As it relates to the Company, financial misstatements as described in SAB 108 prior to the year ended December 31, 2007 would not require restatement but rather the cumulative effect presented as an adjustment to retained earnings at the beginning of the period. For the year ended December 31, 2007, the same type of misstatements will require restatement of the financial statements for the period. The Company adopted the guidance contained within this bulletin during the year ended December 31, 2007 without significant financial impact.

In September 2006, FASB issued FAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this SFAS 157 shall be applied prospectively as of the date of adoption with a limited form of retrospective application to certain financial instruments that will result in cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is required to adopt FAS 157 on January 1, 2008 and does not expect significant financial impact as a result of adoption.

The following discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to allowance for doubtful accounts and deferred income tax assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations for the Year Ended December 31, 2007, As Compared To the Year Ended December 31, 2006

The following discussion of the Company’s results of operations compares BWMG year ended 2007 operations activities, which includes the results of operations for BWMG’s wholly-owned subsidiary Trebor Industries, Inc., d/b/a Brownie’s Third Lung, with 2006.

Net Revenues. For the year ended December 31, 2007, we had revenues of $3,204,395 as compared to revenues of $4,203,025 for the year ended December 31, 2006, a decrease of $998,630 or 23.76%. Overall tankfill system sales and hookah system sales were down. This decrease is primarily attributable to an overall decrease in sales for all product categories. The Company believes this decline mirrors the decline being experienced by the dive and marine industry as a whole in 2007. The Company further believes the industry decline in sales is a result of less discretionary income available to the consumer as a result of economic conditions, including but not limited to increased fuel costs.

Cost of Net Revenues. For the year ended December 31, 2007, we had cost of net revenues of $2,148,843 as compared with cost of net revenues of $2,711,984 for the year ended December 31, 2006, a decrease of $563,141 or 20.76%. The decrease is primarily attributable to the decrease in sales volume resulting in a decrease in material costs and contract expenses of approximately $485,000 and $80,000, respectively.

Gross Profit. For the year ended December 31, 2007, we had a gross profit of $1,055,552 as compared to gross profit of $1,491,041 for the year ended December 31, 2006, a decrease of $435,489 or 29.21%. This decrease is primarily attributable to a decrease in net revenues with a slightly less percentage decrease in cost of net revenues.

Operating Expenses. For the year ended December 31, 2007, we had total operating expenses of $957,263 as compared to total operating expenses of $1,014,448 for the year ended December 31, 2006, a decrease of $57,185 or 5.64%. This decrease is comprised of numerous net changes. However, some of the more notable changes in 2007 are a decrease in rent expense of approximately $103,000 since the real estate that was rented in 2006 was purchased in February 2007, an approximate $100,000 decrease in professional fees associated with warrant expense recognized in 2006 for which there was no related cost in 2007, an increase in trademark and royalty fees of approximately $41,000, an increase in payroll related costs of approximately $39,000 attributed primarily to across the board pay increases, and approximately $80,000 allocated out of operating costs in 2006 to a contract in process for which there was no related allocation in 2007.

Other (Income) Expenses, Net. For the year ended December 31, 2007 we had other income of $28,075 as compared to other income of $150,933 for the year ended December 31, 2006, a decrease in other income of $122,858 or 81.40%. This decrease is primarily attributable to the $109,517 gain realized in 2006 on the extinguishments of the secured convertible debentures for which there was no such transaction in 2007.

Interest Expense. For the year ended December 31, 2007, we had interest expense of $121,527 as compared to $71,388 for the year ended December 31, 2006, an increase of $50,139 or 70.23%. This increase is primarily attributable to a net of a decrease in interest of approximately $6,000 on the secured convertible debentures that had five months of interest in 2006 before satisfaction, an increase in interest expense of approximately $62,000 associated with the two new mortgages on the real estate purchased in February 2007, and the remaining decrease attributable to the lower interest on the declining principal balances on the remaining loans.

Income Tax Benefit. For the year ended December 31, 2007, we had a tax benefit of $57,623 as compared to a $9,655 tax benefit at December 31, 2006, an increase of $47,968 or 496.82%. This increase is primarily attributable a net operating loss for 2007 that will carried forward as well as back to 2006, and the timing related to warrant expense that was recognized in previous years for financial reporting purposes that is deductible for tax purposes in 2007 to the extent of warrants redeemed.

Net Income. For the year ended December 31, 2007, we had net income of $62,460 as compared to a net income of $565,793 for the year ended December 31, 2006, a decrease of $503,333 or 88.96%. This decrease for the year ended December 31, 2007 is primarily attributable to a net decrease in gross profit of $435,489, a decrease in operating expenses of $57,185, a decrease in other income, net of $122,858, an increase in interest expense of $50,139, and an increase in income tax benefit of $47,968.

Liquidity and Capital Resources

As of December 31, 2007, the Company had cash and current assets of $951,538 and current liabilities of $942,808, or a current ratio of 1.01%.

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

On March 5, 2008, the Company secured a $100,000 variable rate revolving line of credit. The line of credit is evidenced by a third mortgage on the real property. The interest rate is the lender’s base rate (currently 6.00%), plus 1.00%, resulting an initial rate of 7.00%. The line of credit is secured by the Company’s assets and the real property up to the value of the outstanding balance due under the line of credit. Monthly interest payments are due on the outstanding principal balance beginning on April 05, 2008, and the line of credit matures on March 5, 2009.

The Company anticipates that cash generated from operations should be sufficient to satisfy the Company’s contemplated cash requirements for its current operations for at least the next twelve months. The Company does not anticipate any significant purchases of equipment during fiscal year 2008. The number and level of employees at December 31, 2007 is adequate to maintain the Company's operations for at least the next 12 months.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including the Company's Chief Executive Officer and Principal Accounting Officer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in internal controls

There were no changes in our internal controls or in other factors during the period covered by this report that have materially affected or are likely to materially affect the Company’s internal controls over financial reporting.

Item 8B.	Other Information

None.

Item 9.            Directors, Executive Officers, Promoters, Control Persons And Corporate Governance; Compliance With Section 16(A) Of The Exchange Act

Directors and Executive Officers

Our directors, executive officers and key employees as of March 13, 2008 are as follows:

Name:	Age:	Position:

Robert M. Carmichael	45	President, Chief Executive Officer, Principal Financial Officer and Director

Robert M. Carmichael. Since April 16, 2004, Mr. Carmichael has served as BWMG’s President, Chief Executive Officer, Principal Financial Officer, and Director. From March 23, 2004 through April 16, 2004, Mr. Carmichael served as United’s Executive Vice-President and Chief Operating Officer. Mr. Carmichael has served as president of Trebor Industries since 1986. Mr. Carmichael is the holder or co-holder of numerous patents that are used by Trebor Industries and several other major companies in the diving industry.

Directors

Our Board of Directors may consist of up to five (5) seats, with Robert Carmichael currently serving as the sole director. Directors serve for a term of one year and stand for election at our annual meeting of stockholders. Pursuant to our Bylaws, a majority of directors may appoint a successor to fill any vacancy on the Board of Directors.

Committees

Currently, the Company has not established any committees of the Board of Directors. Because the board of directors consists of only one member, the board has not delegated any of its functions to committees. The entire board of directors acts as our audit committee as permitted under Section 3(a)(58)(B) of the Exchange Act. We do not have any independent directors who would qualify as an audit committee financial expert. We believe that it has been, and may continue to be, impractical to recruit independent directors unless and until we are significantly larger. Mr. Carmichael is not considered a “financial expert” as defined under item 407 of Regulation S-B.

Compensation of Directors

Members of the Company’s Board of Directors are reimbursed for all out of pocket expenses incurred in connection with the attendance at any Board meeting or in connection with any services they provide for and on behalf of the Company.

Compliance with Section 16(a) Of the Securities Act Of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other of our equity securities. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us copies of all Section 16(a) forms they file. Based on available information, the following filings with respect to Section 16(a) were delinquent for the period covered by this report: (1) Our Chief Executive Officer filed a Form 4 on March 23, 2008. The filing was delinquent. (2) On December 28, 2007, a beneficial shareholder owning in excess of 10% of the Company's common stock exercised a warrant and received 27,181 shares of the Company's common stock. This affiliate did not file a Form 4 disclosing the transaction.

Code of Ethics

The Company has adopted a formal code of ethics that applies to our principal executive officer and principal accounting officer, all other officers, directors and employees. This code of ethics was filed with the Securities and Exchange Commission as an exhibit to our Annual Report for the year ended December 31, 2003.

Item 10.	Executive Compensation

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2007 and 2006 to BWMG’s named executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

Summary Compensation Table

Name and Principal Position(s)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Award(s) (#)	Non Equity Incentive Plan Compensation ($)	Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)

Robert M. Carmichael,	2007	$97,305.00	$--	$--	--	$--	$--	$--
President, Chief Executive Officer, and Principal
Financial Officer	2006	$78,037.50	$--	$--	--	$--	$--	$--

Outstanding Equity Awards at Fiscal Year End

None.

Director Compensation

None.

Stock Option Grants

We have not issued any grants of stock options in the past fiscal year to any officer or director.

Employment Agreements

Currently, we do not have employment agreements with any of our employees.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information about the beneficial ownership of our common stock as of March 13, 2008 by (i) each person who we know is the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of our directors or those nominated to be directors, and executive officers, and (iii) all of our directors and executive officers as a group. Applicable percentage of ownership is based on 1,685,538 shares of common stock outstanding as of March 13, 2008 together with securities exercisable or convertible into shares of common stock within 60 days of March 13, 2008 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 13, 2008 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Robert M Carmichael C/O Brownie’s Marine Group, Inc. 940 NW 1st Street Fort Lauderdale, FL 33311	958,314	52.41%
Common	Jeffrey William Morris C/O Brownie’s Marine Group, Inc. 940 NW 1st Street Fort Lauderdale, FL 33311	230,533	12.61%
Common	All officers and directors as a Group (1 person)	958,314	52.41%

(1) Includes 142,858 shares based on warrants exercisable within 60 days.

Securities Authorized for Issuance under Equity Compensation Plan

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted - average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	0	0	400,000
Equity Compensation Plans Not Approved by Security Holders	0	0	0
Total	0	0	400,000

Item 12.	Certain Relationships and Related Transactions, and Director Independence

On February 21, 2007 the Company acquired the property and facilities that contains its corporate headquarters, factory and distribution center from GKR Associates, LLC, an entity in which its Chief Executive Officer has an ownership interest. The property and facilities were purchased for $1,100,000 and 44,440 shares of restricted common stock of the Company. The Company financed the majority of the purchase price under a 15-year mortgage for $1,000,000. The current interest rate on the mortgage is 6.99%. The Company also issued a promissory note for $100,000 of the purchase price, which is payable over 60-months at 6.99% annual interest. The promissory note provides for a late charge of 10% due on any payment not received within five business days of payment date. The promissory note is further secured by a second mortgage on the property. The shares were valued at $2.25 per share. The Company received an independent appraisal which valued the property and facilities at approximately $1,200,000. Subsequent to the closing of the sale, the shares issued to the related party entity were distributed to its shareholders. The Company's Chief Executive Officer received 14,813 shares pursuant to the distribution.

Notes payable – related parties – Notes payable – related parties consist of the following as of December 31, 2007:

Promissory note payable to the Chief Executive Officer of the Company, secured by Company assets, bearing interest at 10% per annum, due in monthly principal and interest payments of $6,047, maturing on January 15, 2016.	$404,183
Promissory note payable to an entity owned by the Company’s Chief Executive Officer, 940 Associates, Inc., secured by Company assets, bearing interest at 10% per annum, due in monthly principal and interest payments of $2,861, maturing on January 1, 2016.	190,941
Promissory note payable due an entity in which the Company’s Chief Executive Officer has a financial interest, GKR Associates, LLC., secured by second mortgage on real property, bearing 6.99% interest per annum, due in monthly principal and interest payments of $2,292, maturing on February 22, 2012.	85,657
680,781
Less amounts due within one year	70,924
Long-term portion of notes payable - related parties	$609,857

As of December 31, 2007, principal payments on the notes payable - related parties are as follows:

2008	$70,924
2009	74,794
2010	81,986
2011	89,885
2012	78,238
Thereafter	284,954

$680,781

Revenues – The Company sells products to three entities owned by the brother of the Company’s Chief Executive Officer, Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys. Terms of sale are no more favorable than those extended to any of the Company’s other customers. Combined net revenues from these entities for the year ended December 31, 2007 and 2006, was $886,092 and $795,320, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2007, was $2,597, $1,038, and $0, respectively.

Royalties – The Company has Non-Exclusive License Agreements with the Carleigh Rae Corporation (herein referred to as “CRC”), an entity that the Company’s Chief Executive Officer has an ownership interest, to license product patents it owns. Based on the license agreements with CRC, the Company pays royalties ranging from $1.00 to $50.00 per licensed products sold, with rates increasing 5% annually. Also with CRC, the Company has a Non-Exclusive License Agreement to license a trademark of products owned by CRC. Based on the agreement, the Company will pay the entity $0.25 per licensed product sold, with rates increasing $0.05 annually.

The Company has Non-Exclusive License Agreements with 940 Associates, Inc. (herein referred to as “940AI”), an entity owned by the Company’s Chief Executive Officer, to license product patents it owns. Under the terms of the license agreements effective January 1, 2005, the Company pays 940AI $2.00 per licensed product sold, rates increasing 5% annually. Also with 940AI, the Company has an Exclusive License Agreement to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. Based on this license agreement, the Company pays 940AI 2.5% of gross revenues per quarter.

Total royalty expense for the above agreements for the year ended December 31, 2007 and 2006, was $87,595 and $45,770, respectively.

Jeffrey Morris provides management and strategic consulting services for the Company. For these services, Mr. Morris earned $120,000, and $72,000 from the Company for the years ended December 31, 2007, and 2006, respectively.

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

At December 31, 2007, Other liabilities - related parties consists of the balance due related parties for full settlement of a loan payable due a customer as referred to in the Company's financial statements under Note 8 –LOAN PAYABLE, and an amount outstanding due to a shareholder of the Company for consulting services rendered as follows:

Due to Brownies Southport Diver’s, Inc.	$16,820
Due to Robert M. Carmichael	37,500
Due to 940 Associates, Inc.	43,281
Loan payable to related parties for settlement of customer loan payable	97,601

Management and strategic consulting service due Jeff Morris	20,000

Other liabilities - related parties	$117,601

The Company currently has no independent directors.

Item 13.	Exhibits

Exhibits.

Exhibit No.	Description	Location

2.2	Merger Agreement, dated June 18, 2002 by and among United Companies Corporation, Merger Co., Inc. and Avid Sportswear & Golf Corp.	Incorporated by reference to Exhibit 2.02 Amendment No. 1 to Form S-4 filed June 24, 2002.

2.3	Articles of Merger of Avid Sportswear & Golf Corp. with and into Merger Co., Inc.	Incorporated by reference to Exhibit 2.03 Amendment No. 1 to Form S-4 filed June 24, 2002.

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.05 Amendment No. 1 to Form S-4 filed June 24, 2002.

3.2	Articles of Amendment	Incorporated by reference to the appendix to the Company's Definitive Information Statement on Schedule 14C filed July 31, 2007.

3.2	Bylaws	Incorporated by reference to Exhibit 3.04 to the Registration Statement on Form 10-SB.

5.1	2007 Stock Option Plan	Incorporated by reference to the appendix to the Company's Definitive Information Statement on Schedule 14C filed July 31, 2007.

10.1	Share Exchange Agreement, dated March 23, 2004 by and among the Company, Trebor Industries, Inc. and Robert Carmichael	Incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K filed April 9, 2004.

10.2	Two Year Consulting Agreement with Jeff Morris effective January 1, 2005 for Management and Strategic Services and Warrants issued in conjunction with the same.	Incorporated by reference to Exhibit 10.14 to Current Report on Form 8-K filed on March 11, 2005.

10.3	Non-Exclusive License Agreement – BC Keel Trademark	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.4	Non-Exclusive License Agreement – Buoyancy Compensator (and Dive Belt) Weight System	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

Exhibit No.	Description	Location

10.5	Exclusive License Agreement – Brownie's Third Lung, Brownie's Public Safety, Tankfill, and Related Trademarks and Copyrights	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.6	Non-Exclusive License Agreement – Drop Weight Dive Belt	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.7	Non-Exclusive License Agreement – Garment Integrated or Garment Attachable Flotation Aid and/or PFD	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.8	Non-Exclusive License Agreement – Inflatable Dive Market and Collection Bag	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.9	Non-Exclusive License Agreement – SHERPA Trademark and Inflatable Flotation Aid/Signal Device Technology	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.10	Non-Exclusive License Agreement – Tank-Mounted Weight, BC or PFD-Mounted Trim Weight or Trim Weight Holding System	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.11	Exclusive License Agreement – Brownie’s Third Lung and Related Trademarks and Copyright	Incorporated by reference to Exhibit 10.26 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

Exhibit No.	Description	Location

10.12	Redemption Agreement – Cornell Capital Partner’s, LP Secured Convertible Debentures	Incorporated by reference to Form 8K filed on June 2, 2006

10.13	Agreement for Purchase and Sale of Property Between Trebor Industries, Inc. and GKR Associates, Inc. dated February 21, 2007	Incorporated by reference to Exhibit 10.28 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.14	First Mortgage dated February 22, 2007 between Trebor Industries, Inc. and Colonial Bank	Incorporated by reference to Exhibit 10.29 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.15	Note dated February 22, 2007 payable to GKR Associates, Inc.	Incorporated by reference to Exhibit 10.30 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.16	Second Mortgage dated February 22, 2007 between Trebor Industries, Inc. and GKRAssociates, LLC	Incorporated by reference to Exhibit 10.31 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.17	Promissory Note dated January 1, 2007 payable to Robert M. Carmichael	Incorporated by reference to Exhibit 10.32 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.18	Promissory Note dated January 1, 2007 Payable to 940 Associates, Inc.	Incorporated by reference to Exhibit 10.33 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.19	Purchase and Sale Agreement with GKR Associates, LLC	Incorporated by reference to Form 8K filed on March 23, 2007.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith

32.1	Certification Pursuant to Section 1350	Provided herewith

32.2	Certification Pursuant to Section 1350	Provided herewith

Item 14.	Principal Accounting Fees and Services

Fees to Auditors Fiscal Year ended December 31, 2007

Audit Fees: The aggregate fees, including expenses, billed by the Company's principal accountants for professional services rendered for the audit of the Company’s consolidated financial statements during the fiscal year ending December 31, 2007 and for the review of the Company’s financial information included in its quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2007 or services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal year ending December 31, 2007 was $39,882.

Audit Related Fees: The aggregate fees, including expenses, billed by principal accountants for assurance and related services reasonably related to the performance of the Company’s audit or review of the Company’s financial statements were $-0-.

Tax Fees: The aggregate fees, including expenses, billed by principal accountants for tax compliance, tax advice and tax planning during year 2007 was $-0-.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by principal accountants during year 2007 was $-0-.

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

Audit Related Fees: The aggregate fees, including expenses, billed by principal accountants for assurance and related services reasonably related to the performance of the Company’s audit or review of the Company’s financial statements during the year ended December 31, 2006 were $-0-.

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

Date: March 28, 2008	BROWNIE’S MARINE GROUP, INC.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

PAGE(S)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2007	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 2007 AND 2006	F-3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT FOR THE
YEARS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006 `	F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2007 AND 2006	F-5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	F-6 TO F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Brownie's Marine Group, Inc.
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of Brownie's Marine Group, Inc. as of December 31, 2007, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brownie's Marine Group, Inc. as of December 31, 2007, and the results of its activities and cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States.

/s/ L.L. Bradford & Company, LLC
March 10, 2008
Las Vegas, Nevada

BROWNIE'S MARINE GROUP, INC.
(FORMERLY UNITED COMPANIES CORPORATION)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

ASSETS

Current assets
Cash	$142,516
Accounts receivable, net of $9,000 allowance for doubtful accounts	38,512
Inventory	656,303
Prepaid expenses and other current assets	81,879
Deferred tax asset, net - current	32,328
Total current assets	951,538

Property, plant and equipment, net	1,229,898

Deferred tax asset, net - non-current	52,363
Other assets	6,968

Total assets	$2,240,767

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$397,292
Customer deposits	286,220
Royalties payable - related parties	15,263
Other liabilities - related parties	117,601
Other liabilities	9,477
Notes payable - current portion	46,031
Notes payable - related parties - current portion	70,924
Total current liabilities	942,808

Long-term liabilities
Notes payable - long-term portion	925,399
Notes payable - related parties - long-term portion	609,857

Total liabilities	2,478,064

Commitments and contingencies

Stockholders' deficit
Common stock; $0.001 par value; 250,000,000 shares authorized
1,685,538 shares issued and outstanding	1,685
Additional paid-in capital	839,666
Accumulated deficit	(1,078,648)
Total stockholders' deficit	(237,297)

Total liabilities and stockholders' deficit	$2,240,767

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
(FORMERLY UNITED COMPANIES CORPORATION)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006

Net revenues	$3,204,395	$4,203,025

Cost of net revenues	2,148,843	2,711,984

Gross profit	1,055,552	1,491,041

Operating expenses
Research and development costs	3,780	7,140
Selling, general and administrative	953,483	1,007,308
Total operating expenses	957,263	1,014,448

Income from operations	98,289	476,593

Other expenses (income)
Other expense (income), net	(28,075)	(150,933)
Interest expense	121,527	71,388
Total other expense (income)	93,452	(79,545)

Net income before provision for income taxes	4,837	556,138

Provision for income tax benefit	(57,623)	(9,655)

Net income	$62,460	$565,793

Basic income per common share	$0.04	$0.37
Diluted income per common share	$0.04	$0.34

Basic weighted average common
shares outstanding	1,658,357	1,513,952
Diluted weighted average common
shares outstanding	1,612,425	1,663,124

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
(FORMERLY UNITED COMPANIES CORPORATION)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

				Commitment Fees
				Related to
			Additional	Standby Equity		Total
	Common Stock		Paid-in	Distribution	Accumulated	Stockholders'
	Shares	Amount	Capital	Agreement	Deficit	Deficit

Balance, December 31, 2005	1,364,707	$1,365	$751,595	$(86,205)	$(1,706,901)	$(1,040,146)

Conversion of Secured Convertible Debenture to common stock pursuant to the Securities Purchase Agreement dated April 4, 2004	192,170	192	88,918	--	--	89,110

Amortization of commitment fees related to Standby Equity Distribution Agreement	--	--	(86,205)	86,205	--	--

Consulting expense recognized for stock warrants issued in conjunction with theconsulting agreement effective January, 2005	--	--	95,003	--	--	95,003

Extinguishment of Secured Convertible Debenture on June 2, 2006	--	--	(109,517)	--	--	(109,517)

Net income	--	--	--	--	565,793	565,793

Balance, December 31, 2006	1,556,877	1,557	739,794	--	(1,141,108)	(399,757)

Issuance of common stock as part of February 21, 2007 purchase of real property	44,440	44	99,956	--	--	100,000

Redemption of warrant tranches for common stock pursuant to warrant dated January 1, 2005	84,075	84	(84)	--	--	0

Issuance of common stock to roundup fractional shares as part of the reverse stock split effectuated on August 22, 2007	146	--	--	--	--	--

Net income	--	--	--	--	62,460	62,460

Balance, December 31, 2007	1,685,538	$1,685	$839,666	$-	$(1,078,648)	$(237,297)

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
(FORMERLY UNITED COMPANIES CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006

Cash flows from operating activities:
Net income	$62,460	$565,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,051	26,542
Stock based compensation	--	95,003
Change in deferred tax asset	(39,801)	(20,684)
Loan payable settlement loss	777	--
Gain on extinguishment of secured convertible debentures	--	(109,517)
Changes in operating assets and liabilities:
Change in accounts receivable, net	(132,181)	(10,139)
Change in inventory	(74,874)	(152,746)
Change in prepaid expenses and other current assets	(20,439)	(42,270)
Change in accounts payable and accrued liabilities	64,193	(113,758)
Change in lease payable - related party	--	(18,950)
Change in customer deposits	202,779	(45,690)
Change in other liabilities	(33,683)	10,500
Change in income taxes payable	(11,029)	11,029
Change in other liabilities - related parties	7,250	--
Change in royalties payable - related parties	6,812	(9,114)
Net cash provided by operating activities	72,315	185,999

Cash flows from investing activities:
Purchase of fixed assets	(1,139,563)	(9,210)
Net cash used in investing activities	(1,139,563)	(9,210)

Cash flows from financing activities:
Proceeds from borrowings on notes payable - related parties	100,000	--
Proceeds from borrowings on loan payable	--	266,000
Proceeds from borrowings on notes payable	1,000,000	--
Principal payments on notes payable - related parties	(56,548)	(44,475)
Principal payments on notes payable	(41,875)	(9,972)
Principal payments on secured convertible debentures	--	(210,500)
Net cash provided by financing activities	1,001,577	1,053

Net change in cash	(65,671)	177,842

Cash, beginning of period	208,187	30,345

Cash, end of period	$142,516	$208,187

Supplemental disclosure of cash flow information:
Cash paid for interest	$119,889	$100,400

Cash paid for income taxes	$18,211	$--

Supplemental disclosure of non-cash investing activities
Common stock issued toward real property purchase on February 21, 2007	$100,000	$--

Supplemental disclosure of non-cash financing activities
Conversion of Convertible Debenture into Stock as provided in Stock Purchase Agreement	$--	$89,110

Redemption of warrant for common stock pursuant to warrant dated January 1, 2005	$8,422	$--

Amortization of loan fees related to Standby Equity Distribution Agreement	$--	$86,205

Settlement of loan payable	$266,777	$--

See Accompanying Notes to Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC.
(FORMERLY UNITED COMPANIES CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business – Brownie’s Marine Group, Inc. (formerly United Companies Corporation) (hereinafter referred to as the “Company” or “BWMG”) designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and Nitrox Generation Systems, and scuba and water safety products through its wholly owned subsidiary Trebor Industries, Inc. The Company sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility in Fort Lauderdale, Florida. The Company does business as (dba) Brownie’s Third Lung, the dba name of Trebor Industries, Inc.

Prior to August 22, 2007 the Company was known as United Companies Corporation (hereinafter referred to as “UCC”). The Company changed its name to Brownie’s Marine Group, Inc. during the third quarter of 2007 since it believes BWMG more closely reflects its line of business, and it also brings brand recognition to the Company as a result of its existing products.

History – The Company was incorporated under the laws of Nevada on November 26, 2001, with authorized common stock of 250,000,000 shares with a par value of $0.001. On August 22, 2007, the Company effectuated a 1-for-100 reverse stock split of the Common Stock whereby every one hundred shares of Common Stock outstanding was combined and reduced to one share of Common Stock. Fractional shares were rounded up and this resulted in an additional 146 shares issued. All footnotes and financial statement amounts that relate to common share data have been retrospectively adjusted to reflect the reverse stock split.

On March 23, 2004, UCC consummated an agreement to acquire all of the outstanding capital stock of Trebor Industries, Inc., dba Brownies Third Lung, in exchange for 950,000 shares of the Company’s common stock (“the UCC Transaction”). Prior to the UCC Transaction, UCC was a non-operating public shell company with no operations, nominal assets, accrued liabilities totaling $224,323 and 144,837 shares of common stock issued and outstanding; and Trebor Industries, Inc., dba Brownies Third Lung, was a manufacturer and distributor of hookah diving, and yacht based scuba air compressor and Nitrox Generation Systems from its factory in Ft. Lauderdale, Florida. The UCC Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the UCC Transaction is equivalent to the issuance of stock by Trebor Industries, Inc., dba Brownies Third Lung, for the net monetary assets of a non-operational public shell company, accompanied by a recapitalization. UCC issued 950,000 shares of its common stock for all of the issued and outstanding common stock of Trebor Industries, Inc., dba Brownies Third Lung. The accounting for the UCC Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets will not be recorded. Accordingly, these financial statements are the historical financial statements of Trebor Industries, Inc., dba Brownies Third Lung. Trebor Industries, Inc., dba Brownies Third Lung, was incorporated in September 17, 1981. Therefore, these financial statements reflect activities from September 17, 1981 (Date of Inception for Trebor Industries, Inc., dba Brownies Third Lung) and forward.

Definition of fiscal year – The Company’s fiscal year end is December 31.

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications – Certain reclassifications have been made to the 2006 financial statement amounts to conform to the 2007 financial statement presentation.

BROWNIE’S MARINE GROUP, INC.
(FORMERLY UNITED COMPANIES CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Cash and equivalents – Only highly liquid investments with original maturities of 90 days or less are classified as cash and equivalents. These investments are stated at cost, which approximates market value.

Inventory – Inventory is stated at the lower of cost or market. Cost is principally determined by using the average cost method that approximates the First-In, First-Out (FIFO) method of accounting for inventory. Inventory consists of raw materials as well as finished goods held for sale. The Company’s management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required.

Fixed assets – Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which is primarily 3 to 5 years except for the building that is being depreciated over a life of 39 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Revenue recognition – Revenues from product sales are recognized when the Company’s products are shipped or when service is rendered. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost of each contract. This method is used because management considers the percentage of cost incurred to date to estimated total cost to be the best available measure of progress on the contracts.

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

Revenue and costs incurred for time and material projects are recognized as the work is performed.

Product development costs – Product development expenditures are charged to expenses as incurred.

Advertising and marketing costs – The Company recognizes advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Advertising and trade show expense incurred for the year ended December 31, 2007 and 2006, was $25,590 and $47,402, respectively.

Customer deposits and return policy – The Company takes a minimum 50% deposit against custom and large tankfill systems prior to ordering and/or building the systems. The remaining balance due is payable upon delivery, shipment, or installation of the system. There is no provision for cancellation of custom orders once the deposit has been accepted, nor return of the custom ordered product. Additionally, returns of all other merchandise are subject to a 15% restocking fee as stated on each sales invoice.

BROWNIE’S MARINE GROUP, INC.
(FORMERLY UNITED COMPANIES CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Income taxes – The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (“FIN 48”) which clarifies the accounting for uncertainty in tax positions. FIN 48 requires the recognition of a tax position when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position. The Company adopted FIN 48 in the first quarter of 2007 without significant financial impact.

Comprehensive income (loss) – The Company has no components of other comprehensive income. Accordingly, net income (loss) equals comprehensive income (loss) for all periods.

Stock-based compensation – The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123 revised that requires that the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period the employee is required to provide service in exchange for the award.

The Company did not issue any stock, warrants or options to employees for compensation for year ended December 31, 2007.

Fair value of financial instruments – The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature.

Earnings (loss) per common share – Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. All common stock equivalent shares were included in the computation at December 31, 2007 since their effect was dilutive.

New accounting pronouncements – In December 2007, the Accounting Standards Board (“FASB”) issued Financial Accounting Statement (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for the Company with respect to business combinations for which the acquisition date is on or after January 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on the consolidated financial position, results of operations, and disclosures.

BROWNIE’S MARINE GROUP, INC.
(FORMERLY UNITED COMPANIES CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

New accounting pronouncements (continued) – In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of noncontrolling owners. SFAS 160 is effective for the Company as of January 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on the consolidated financial position, results of operations, and disclosures.

In December 2007, the Security and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 110 (“SAB 110”). SAB 110 relates to the use of the “simplified” method, as discussed in SAB No.107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share option in accordance with SFAS No. 123 (revised 2004), Share-Based Payment. The Staff’s view in SAB 107 was that it did not expect companies to use the simplified method for share option grants after December 31, 2007 since it believed that more detailed external information about employee exercise behavior would be available to companies by this date. Since this is not true in all cases, SAB 110 states that under certain circumstances, the Staff will continue to accept the use of the simplified method beyond December 31, 2007. The Company is currently evaluating this guidance and does not anticipate it will have significant financial impact

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the first fiscal period beginning after November 15, 2007. The Company shall apply SFAS 159 in the calendar year beginning January 1, 2008 and does not anticipate significant financial impact as a result of adoption.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 relates to the Staff’s view regarding the process of quantifying financial statement misstatements. As it relates to the Company, financial misstatements as described in SAB 108 prior to the year ended December 31, 2007 would not require restatement but rather the cumulative effect presented as an adjustment to retained earnings at the beginning of the period. For the year ended December 31, 2007, the same type of misstatements will require restatement of the financial statements for the period. The Company adopted the guidance contained within this bulletin during the year ended December 31, 2007 without significant financial impact.

In September 2006, FASB issued FAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this SFAS 157 shall be applied prospectively as of the date of adoption with a limited form of retrospective application to certain financial instruments that will result in cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is required to adopt FAS 157 on January 1, 2008 and does not expect significant financial impact as a result of adoption.

BROWNIE’S MARINE GROUP, INC.
(FORMERLY UNITED COMPANIES CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	INVENTORY

Inventory consists of the following as of December 31, 2007:

Raw materials	$418,123
Work in process	--
Finished goods	238,180

$656,303

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets totaling $81,879 at December 31, 2007, consists of $16,770 of prepaid insurance, advertising and software maintenance expenses, $17,822 of federal and state income taxes receivable due for estimated taxes paid and net operating loss carryback, and $47,287 of prepayments for inventory.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of December 31, 2007:

Building and land	$1,218,362
Furniture, fixtures, vehicles and equipment	242,735
1,461,097
Less: accumulated depreciation and amortization	(231,199)

$1,229,898

For the year ended December 31, 2007 and 2006, depreciation expense was $36,376 and $16,664, respectively.

On February 21, 2007 the Company purchased the corporate headquarters, factory and distribution center of the Company located at 936/940 NW 1st Street, Ft. Lauderdale, FL 33311 from GKR Associates, LLC, an entity in which the Chief Executive Officer has an ownership interest. The purchase price was $1,200,000, and is secured by a first mortgage payable to the bank of $1,000,000, and $100,000 secured by a second mortgage payable to the seller, GKR Associates, Inc. The balance of $100,000 was paid by 44,400 shares of the Company’s common stock based on market price of the stock on the purchase date. In addition, $18,362 of closing expenses were capitalized to the building.

5.	CUSTOMER CREDIT CONCENTRATIONS

Sales to Brownie’s Southport Diver’s, Inc. for the year ended December 31, 2007 and 2006 represented 22.44% and 16.39%, respectively, of total net revenues for the period. Sales to Enpro International, Inc. for the year ended December 31, 2006 represented 17.87% of total Company net revenues. Sales to no other customer represented greater than 10% of net revenues for the year ended December 31, 2007 and 2006.

The brother of Robert Carmichael, the Company’s Chief Executive Officer, as further discussed in Note 6 – RELATED PARTY TRANSACTIONS, owns Brownie’s Southport Diver’s Inc.

BROWNIE’S MARINE GROUP, INC.
(FORMERLY UNITED COMPANIES CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	RELATED PARTY TRANSACTIONS

Notes payable – related parties– Notes payable – related parties consist of the following as of December 31, 2007:

Promissory note payable to the Chief Executive Officer of the Company,secured by Company assets, bearing interest at 10% per annum, due in monthly principal and interest payments of $6,047, maturing on January 15, 2016.	$404,183

Promissory note payable to an entity owned by the Company’s Chief Executive Officer, 940 Associates, Inc., secured by Company assets, bearing interest at 10% per annum, due in monthly principal and interest payments of $2,861, maturing on January 1, 2016.	190,941

Promissory note payable due an entity in which the Company’s Chief Executive Officer has a financial interest, GKR Associates, LLC., secured by second mortgage on real property, bearing 6.99% interest per annum, due in monthly principal and interest payments of $2,292, maturing on February 22, 2012.

85,657

680,781

Less amounts due within one year	70,924

Long-term portion of notes payable – related parties	$609,857

As of December 31, 2007, principal payments on the notes payable – related parties are as follows:

2008	$70,924
2009	74,794
2010	81,986
2011	89,885
2012	78,238
Thereafter	284,954

$680,781

Revenues – The Company sells products to three entities owned by the brother of the Company’s Chief Executive Officer, Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys. Terms of sale are no more favorable than those extended to any of the Company’s other customers. Combined net revenues from these entities for the year ended December 31, 2007 and 2006, was $886,092 and $795,320, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2007, was $2,597, $1,038, and $0, respectively.

BROWNIE’S MARINE GROUP, INC.
(FORMERLY UNITED COMPANIES CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	RELATED PARTY TRANSACTIONS (continued)

Royalties – The Company has Non-Exclusive License Agreements with the Carleigh Rae Corporation (herein referred to as “CRC”), an entity that the Company’s Chief Executive Officer has an ownership interest, to license product patents it owns. Based on the license agreements with CRC, the Company pays royalties ranging from $1.00 to $50.00 per licensed products sold, with rates increasing 5% annually. Also with CRC, the Company has a Non-Exclusive License Agreement to license a trademark of products owned by CRC. Based on the agreement, the Company will pay the entity $0.25 per licensed product sold, with rates increasing $0.05 annually.

The Company has Non-Exclusive License Agreements with 940 Associates, Inc. (herein referred to as “940AI ”), an entity owned by the Company’s Chief Executive Officer, to license product patents it owns. Under the terms of the license agreements effective January 1, 2005, the Company pays 940AI $2.00 per licensed product sold, rates increasing 5% annually. Also with 940AI, the Company has an Exclusive License Agreement to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. Based on this license agreement, the Company pays 940AI 2.5% of gross revenues per quarter.

Total royalty expense for the above agreements for the year ended December 31, 2007 and 2006, was $87,595 and $45,770, respectively.

Jeffrey Morris, a greater than 10% beneficial owner of common stock of the Company, provides management and strategic consulting services for BWMG. For these services, Mr. Morris earned $120,000, and $72,000 from the Company for the years ended December 31, 2007, and 2006, respectively.

Other liabilities – related parties

At December 31, 2007, Other liabilities – related parties consists of the balance due related parties for full settlement of a loan payable due a customer as referred to in Note 8 – LOAN PAYABLE, and an amount outstanding due to a shareholder of the Company for consulting services rendered as follows:

Due to Brownies Southport Diver’s, Inc.	$16,820
Due to Robert M. Carmichael	37,500
Due to 940 Associates, Inc.	43,281
Loan payable to related parties for settlement of customer loan payable	97,601

Management and strategic consulting service due Jeff Morris	20,000

Other liabilities – related parties	$117,601

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $397,292 at December 31, 2007 consists of $258,923 accounts payable trade, $60,574 balance of legal expenses that were a UCC expense prior to the reverse merger with Trebor Industries, Inc., $66,593 of accrued payroll and related fringe benefits, and $11,202 of other liabilities and accruals.

BROWNIE’S MARINE GROUP, INC.
(FORMERLY UNITED COMPANIES CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	OTHER LIABILITIES – RELATED PARTIES

In June 2006, the Company borrowed $266,000 from a customer. The proceeds of the loan were used to satisfy the outstanding principal balance, redemption fees, and accrued interest totaling $266,777 due under the secured convertible debentures held by a third party lender. In July 2007, the Company settled the obligation due the customer through a series of transactions that resulted in cancellation of amounts due to and from the customer and related parties of the customer and the Company. The settlement resulted in cancellation of $156,426 of trade accounts receivable due the Company from the customer and its related parties, assumption of $110,351 of liabilities incurred by the customer due to related parties of the Company, and settlement loss of $777. See Note 6. – RELATED PARTIES for the balance due each related party at December 31, 2007 under the settlement agreement.

9.	OTHER LIABILITIES

Other liabilities of $9,477 at December 31, 2007 consists of $6,538 of on-line training liability, and $2,939 of deferred tooling expense.

Effective July 1, 2005, the Company began including on-line training certificates with all hookah units sold. The training certificates entitle the holder to an on-line interactive course at no additional charge to the holder. The number of on-line training certificates issued per unit is the same as the number of divers the unit as sold is designed to accommodate (i.e., a three diver unit configuration comes with three on-line training certificates). The certificates have an eighteen-month redemption life after which time they expire. The eighteen-month life of the certificates begins at the time the customer purchases the unit. The Company owes the on-line training vendor the agreed upon negotiated rate for all on-line certificates redeemed payable at the time of redemption. For certificates that expire without redemption, no amount is due the on-line training vendor. The Company had no historical data with regard to the percentage of certificates that would be redeemed versus those that would expire. Therefore, until the Company accumulated historical data related to the certificate redemption ratio, it assumed that 100% of certificates issued with unit sales would be redeemed. Accordingly, at the time a unit was sold, the related on-line training liability was recorded. The same liability was reduced as certificates are redeemed and the related payments are made to the on-line training vendor.

For the year ended December 31, 2007, 1,895 certificates with a liability balance of $33,162 expired unused. Accordingly, the related liability was reversed and the amount recognized as other income during the year ended December 31, 2007. In addition, the Company further reduced the liability during the year ended December 31, 2007 by $27,175 based on the historical certificate redemption rate the Company had compiled over the past 24 months. Accordingly, the amount related to 2007, $16,000, was reversed from the expense account it was recorded to in 2007, and the amount related to prior to 2007, $11,175 was recognized as other income during the year ended December 31, 2007. On a go forward basis the Company is maintaining a reserve for certificate redemption of 10% that approximates the historical redemption rate.

BROWNIE’S MARINE GROUP, INC.
(FORMERLY UNITED COMPANIES CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	NOTES PAYABLE

Notes payable consists of the following as of December 31, 2007:

Promissory note payable secured by a vehicle of the Company having a carrying value of $3,664 at December 31, 2007, bearing no interest, due in monthly principal and interest payments of $349, maturing on November 14, 2008.	$3,839

Promissory note payable secured by real property of the Company having a carrying value of $1,195,514 at December 31, 2007, bearing interest at 6.99% per annum, due in monthly principal and interest payments of $9,038, maturing on January 22, 2022.	967,592

971,431

Less amounts due within one year:	46,032

Long-term portion of notes payable	$925,399

As of December 31, 2007, principal payments on the notes payable are as follows:

2008	$46,032
2009	45,239
2010	48,504
2011	52,006
2012	55,760
Thereafter	723,890

$971,431

11.	REVERSE STOCK SPLIT

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

As of March 31, 2007, all the rights to exercise 285,714 warrants had vested pursuant to a Warrant agreement dated January 1, 2005. The exercise price of the warrants is $.7 per share, which equaled the bid/ask price of the Company’s common stock on January 1, 2005, the effective date of the expired consulting agreement. The warrants expire twenty-four months after the vesting date of each of tranche of 71,429 at June 30, 2007, December 31, 2007, June 30, 2008, and December 31, 2008, respectively. Further, the warrants have “piggy-back” registration rights and provide for either a cash or cashless exercise. The cashless exercise provision provides for a discount in the amount of shares provided at exercise based on a formula that takes into account as one of its factors the average of the closing sale price on the common stock for five trading days immediately prior to but not including the date of exercise.

On June 29, 2007 a warrant tranche of 71,429 related to the above agreement was exercised. The cashless exercise was elected, and accordingly, 56,894 shares of common stock were issued. On December 28, 2007, an additional warrant tranche of 71,429 related to the above agreement was exercised. The cashless exercise was elected, and accordingly, 27,181 shares of common stock were issued. The Company recognized compensation expense for the stock warrants ratably over the term of the consulting agreement, January 1, 2005 to December 31, 2006, based on the fair value of the stock warrants using the Black-Scholes model. As a result, issuance of the stock in June and December 2007 were equity only transactions.

On the date of the reverse stock split, the outstanding warrants underwent a 1-for-100 split, and amounts in the footnote pre-split have been adjusted to reflect the share amounts post split.

13.	EQUITY INCENTIVE PLAN

On August 22, 2007 the Company adopted an Equity Incentive Plan (the “Plan”). Under the Plan, Stock Options may be granted to Employees, Directors, and Consultants in the form of Incentive Stock Options or Nonstatutory Stock Options. Stock Purchase Rights, time vested and/performance invested Restricted Stock, and Stock Appreciation Rights and Unrestricted Shares may also be granted under the Plan. The initial maximum number of shares that may be issued under the Plan shall be 400,000 shares, and no more than 100,000 Shares of Common Stock may be granted to any one Participant with respect to Options, Stock Purchase Rights and Stock Appreciation Rights during any one calendar year period. Common Stock to be issued under the Plan may be either authorized and unissued or shares held in treasury by the Company. The term of the Plan shall be ten years. The Board of Directors may amend, alter, suspend, or terminate the Plan at any time. No Options, Stock Purchase Rights or Stock Appreciation Rights were granted under the Plan for the year ended December 31, 2007.

BROWNIE’S MARINE GROUP, INC.
(FORMERLY UNITED COMPANIES CORPORATION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	INCOME TAXES

The components of the provision for income taxes for the year ended December 31, 2007 are as follows:

Current Taxes:
Federal	$12,196
State	5,626
Current Taxes	17,822
Change in deferred taxes	39,030
Change in valuation allowance	771
Provision for income tax benefit	$57,623

The current tax federal statutory and state tax rate for the year ended December 31, 2007 was 0% and 0%, respectively. The effective tax rate used for calculation of the deferred taxes as of December 31, 2007 was 34%.

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2007:

Deferred tax assets:
Stock warrants	$33,769
Allowance for doubtful accounts	3,060
Depreciation and amortization timing differences	22,174
Net loss carryforward	52,936
On-line training certificate reserve	981
Total deferred tax assets	112,920
Valuation allowance	(28,229)

Deferred tax assets net of valuation allowance	84,691
Less: deferred tax asset – non-current	(52,363)

Deferred tax asset – current	$32,328

As of December 31, 2007, the Company has available a net operating loss carryforward that will expire in 2026. The Company has established a valuation allowance for 25% of the tax benefit due to the uncertainty regarding realization.

15.	SUBSEQUENT EVENT

On March 5, 2008, the Company secured a $100,000 variable rate revolving line of credit. The line of credit is evidenced by a third mortgage on the real property. The interest rate is the lender’s base rate (currently 6.00%), plus 1.00%, resulting an initial rate of 7.00%. The line of credit is secured by the Company’s assets and the real property up to the value of the outstanding balance due under the line of credit. Monthly interest payments are due on the outstanding principal balance beginning on April 05, 2008, and the line of credit matures on March 5, 2009.