Form 10-Q
period 2008-03-31
Brownie's Marine Group, Inc
filed 2008-05-14
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(mark one)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

(954) 462-5570
(Issuer’s Telephone Number, Including Area Code) (Former Name, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) , and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 1,658,357 shares of common stock outstanding as of May 6, 2008.

PART I

Item 1. Financial Statements

Financial Information

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)

ASSETS

Current assets
Cash	$132,137	$142,516
Accounts receivable, net of $8,000 and $9,000 allowance for doubtful accounts, respectively	26,940	38,512
Inventory	528,131	656,303
Costs and estimated earnings in excess of billings on uncompleted contracts	334,135	-
Prepaid expenses and other current assets	64,435	81,879
Deferred tax asset, net - current	43,595	32,328
Total current assets	1,129,373	951,538

Property, plant and equipment, net	1,221,127	1,229,898

Deferred tax asset, net - non-current	40,572	52,363
Other assets	6,968	6,968

Total assets	$2,398,040	$2,240,767

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$326,763	$397,292
Customer deposits	451,303	286,220
Royalties payable - related parties	23,586	15,263
Other liabilities - related parties	100,781	117,601
Income taxes payable	5,072	-
Other liabilities	6,296	9,477
Notes payable - current portion	45,726	46,031
Notes payable - related parties - current portion	72,572	70,924
Total current liabilities	1,032,099	942,808

Long-term liabilities
Notes payable - long-term portion	914,383	925,399
Notes payable - related parties - long-term portion	591,778	609,857

Total liabilities	2,538,260	2,478,064

Commitments and contingencies

Stockholders' deficit
Common stock; $0.001 par value; 250,000,000 shares authorized
1,685,538 shares issued and outstanding	1,685	1,685
Additional paid-in capital	839,666	839,666
Accumulated deficit	(981,571)	(1,078,648)
Total stockholders' deficit	(140,220)	(237,297)

Total liabilities and stockholders' deficit	$2,398,040	$2,240,767

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007

Net revenues	$1,194,801	$879,257

Cost of net revenues	829,652	585,851

Gross profit	365,149	293,406

Operating expenses
Research and development costs	130	323
Selling, general and administrative	232,691	251,248
Total operating expenses	232,821	251,571

Income from operations	132,328	41,835

Other expenses (income)
Other expense (income), net	(3,227)	(10,766)
Interest expense	32,882	22,222
Total other expense (income)	29,655	11,456

Net income before provision for income taxes	102,673	30,379

Provision for income tax expense	5,596	7,357

Net income	$97,077	$23,022

Basic income per common share	$0.06	$0.01
Diluted income per common share	$0.06	$0.01

Basic weighted average common
shares outstanding	1,685,538	1,575,147
Diluted weighted average common
shares outstanding	1,685,538	1,752,545

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2007	1,685,538	$1,685	$839,666	$(1,078,648)	$(237,297)

Net income	--	--	--	97,077	97,077

Balance, March 31, 2008 (Unaudited)	1,685,538	$1,685	$839,666	$(981,571)	$(140,220)

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007

Cash flows from operating activities:
Net income	$97,077	$23,022
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	9,803	8,628
Change in deferred tax asset	524	--
Changes in operating assets and liabilities:
Change in accounts receivable, net	11,572	(76,806)
Change in inventory	128,172	(29,933)
Change in costs and estimated earnings in excess of billings	(334,135)	--
Change in prepaid expenses and other current assets	17,444	(42,157)
Change in accounts payable and accrued liabilities	(70,529)	11,914
Change in customer deposits	165,083	(12,683)
Change in other liabilities	(3,181)	(1,360)
Change in income taxes payable	5,072	7,357
Change in other liabilities - related parties	(16,820)	--
Change in royalties payable - related parties	8,323	14,950
Net cash provided by (used in) operating activities	18,405	(97,068)

Cash flows from investing activities:
Purchase of fixed assets	(1,032)	(1,118,362)
Net cash used in investing activities	(1,032)	(1,118,362)

Cash flows from financing activities:
Proceeds from borrowings on notes payable - related parties	--	100,000
Proceeds from borrowings on notes payable	--	1,000,000
Principal payments on notes payable - related parties	(11,321)	(14,453)
Principal payments on notes payable	(16,431)	(5,793)
Net cash (used in) provided by financing activities	(27,752)	1,079,754

Net change in cash	(10,379)	(135,676)

Cash, beginning of period	142,516	208,187

Cash, end of period	$132,137	$72,511

Supplemental disclosure of cash flow information:
Cash paid for interest	$31,336	$9,521

Cash paid for income taxes	$--	$--

Supplemental disclosure of non-cash investing activities
Common stock issued toward real property purchase on
February 21, 2007	$--	$100,000

See Accompanying Notes to Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business - Brownie’s Marine Group, Inc. (hereinafter referred to as the “Company” or “BWMG”) designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and Nitrox Generation Systems, and scuba and water safety products through its wholly owned subsidiary Trebor Industries, Inc. The Company sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility in Fort Lauderdale, Florida. The Company does business as (dba) Brownie’s Third Lung, the dba name of Trebor Industries, Inc.

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

Reclassifications - Certain reclassifications have been made to the 2007 financial statement amounts to conform to the 2008 financial statement presentation.

BROWNIE’S MARINE GROUP, INC.
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

Advertising and marketing costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Advertising and trade show expense incurred for the three months ended March 31, 2008 and 2007, was $8,524 and $10,798, respectively.

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

Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The Company did not issue any stock, warrants or options to employees for compensation for the three months ended March 31, 2008.

Fair value of financial instruments - The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature.

Earnings (loss) per common share - Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. All common stock equivalent shares were excluded in the computation at March 31, 2008 since their effect was antidilutive.

New accounting pronouncements - In December 2007, the Accounting Standards Board (“FASB”) issued Financial Accounting Statement (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for the Company with respect to business combinations for which the acquisition date is on or after January 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on the consolidated financial position, results of operations, and disclosures.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

New accounting pronouncements (continued) - In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of noncontrolling owners. SFAS 160 is effective for the Company as of January 1, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on the consolidated financial position, results of operations, and disclosures.

In December 2007, the Security and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 110 (“SAB 110”). SAB 110 relates to the use of the “simplified” method, as discussed in SAB No.107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share option in accordance with SFAS No. 123 (revised 2004), Share-Based Payment. The Staff’s view in SAB 107 was that it did not expect companies to use the simplified method for share option grants after December 31, 2007 since it believed that more detailed external information about employee exercise behavior would be available to companies by this date. Since this is not true in all cases, SAB 110 states that under certain circumstances, the Staff will continue to accept the use of the simplified method beyond December 31, 2007. The Company is currently evaluating this guidance and does not anticipate it will have significant financial impact

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the first fiscal period beginning after November 15, 2007. The Company did not elect to measure any eligible financial instruments or assets at fair value as of March 31, 2008. As a result, the Company did not have any significant financial impact as a result of applying the provisions of the statement during the first quarter ended March 31, 2008.

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

In September 2006, FASB issued FAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this SFAS 157 shall be applied prospectively as of the date of adoption with a limited form of retrospective application to certain financial instruments that will result in cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted FAS 157 on January 1, 2008 without significant financial impact.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	INVENTORY

Inventory consists of the following as of March 31, 2008:

Raw materials	$309,687
Work in process	--
Finished goods	218,445

$528,132

Inventory consists of the following as of December 31, 2007:

Raw materials	$418,123
Work in process	--
Finished goods	238,180

$656,303

3.	COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

Costs in excess of billings and estimated earnings on uncompleted contract consists of the following as of March, 31, 2008:

Costs incurred on uncompleted contracts	$259,081
Estimated earnings	180,154
439,235
Less: billings to date	105,100

Billings in excess of costs and estimated
earnings on uncompleted contract	$334,135

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets totaling $64,435 at March 31, 2008, consists of $22,257 of prepaid insurance, $21,927 of prepaid inventory, $2,429 of other prepaid expenses, and $17,822 of federal and state income taxes receivable due for estimated taxes paid and net operating loss carry back.

Prepaid expenses and other current assets totaling $81,879 at December 31, 2007, consists of $16,770 of prepaid insurance, advertising and software maintenance expenses, $17,822 of federal and state income taxes receivable due for estimated taxes paid and net operating loss carryback, and $47,287 of prepayments for inventory.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of March 31, 2008:

Building and land	$1,218,362
Furniture, fixtures, vehicles and equipment	243,767
1,462,129
Less: accumulated depreciation and amortization	(241,002)

$1,221,127

Property, plant and equipment consists of the following as of December 31, 2007:

Building and land	$1,218,362
Furniture, fixtures, vehicles and equipment	242,735
1,461,097
Less: accumulated depreciation and amortization	(231,199)

$1,229,898

For the three months ended March 31, 2008 and 2007, depreciation expense was $9,803 and $8,278, respectively.

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

6.	CUSTOMER CREDIT CONCENTRATIONS

Sales to Brownie’s Southport Diver’s, Inc. for the three months ended March 31, 2008 and 2007 represented 14.60% and 34.58%, respectively, of total net revenues for the period. Sales to Shadow Marine, and Al Masaood Marine and & Engineering Division for the three months ended March 31, 2008 represented 19.51%, and 17.07%, respectively of total Company net revenues. Sales to no other customer represented greater than 10% of net revenues for the three months ended March 31, 2008 and 2007.

The brother of Robert Carmichael, the Company’s Chief Executive Officer, as further discussed in Note 7 - RELATED PARTY TRANSACTIONS, owns Brownie’s Southport Diver’s Inc.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	RELATED PARTY TRANSACTIONS

Notes payable - related parties - Notes payable - related parties consist of the following as of March 31, 2008:

Promissory note payable to the Chief Executive Officer of the Company, secured by Company assets, bearing interest at 10% per annum, due in monthly principal and interest payments of $6,047, maturing
on January 15, 2016.	$396,012

Promissory note payable to an entity owned by the Company’s Chief
Executive Officer, 940 Associates, Inc., secured by Company assets, bearing interest at 10% per annum, due in monthly principal and interest
payments of $2,861, maturing on January 1, 2016.	187,132

Promissory note payable due an entity in which the Company’s Chief
Executive Officer has a financial interest, GKR Associates, LLC., secured by second mortgage on real property, bearing 6.99% interest per annum, due in monthly principal and interest payments of $2,292, maturing on
February 22, 2012.
81,206

664,350

Less amounts due within one year	72,572

Long-term portion of notes payable - related parties	$591,778

As of March 31, 2008, principal payments on the notes payable - related parties are as follows:

2008	$54,511
2009	74,794
2010	81,986
2011	89,885
2012	78,255
Thereafter	284,919

$664,350

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	RELATED PARTY TRANSACTIONS (continued)

Notes payable - related parties - Notes payable - related parties consist of the following as of December 31, 2007:

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

Revenues - The Company sells products to three entities owned by the brother of the Company’s Chief Executive Officer, Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys. Terms of sale are no more favorable than those extended to any of the Company’s other customers. Combined net revenues from these entities for the three months ended March 31, 2008 and 2007, was $257,900 and $352,060, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at March 31, 2008, was $0, $2,903, and $718, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2007, was $2,597, $1,038, and $0, respectively.

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

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	RELATED PARTY TRANSACTIONS (continued)

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

Total royalty expense for the above agreements for the three months ended March 31, 2008 and 2007, was $23,620 and $23,438, respectively.

Jeff Morris, a greater than 10% beneficial owner of common stock of the Company, provides management and strategic consulting services for BWMG. For these services, Mr. Morris earned $30,000, and $30,000 from the Company for the three months ended March 31, 2008, and 2007, respectively.

Other liabilities - related parties

At March 31, 2008, Other liabilities - related parties consists of the balance due related parties for full settlement of a loan payable due a customer as referred to in Note 9 - OTHER LIABILITIES - RELATED PARTIES, and an amount outstanding due to a shareholder of the Company for consulting services rendered as follows:

Due to Robert M. Carmichael	$37,500
Due to 940 Associates, Inc.	43,281
Loan payable to related parties for settlement of customer loan payable	80,781

Management and strategic consulting service due Jeff Morris	20,000

Other liabilities - related parties	$100,781

At December 31, 2007, Other liabilities - related parties consists of the balance due related parties for full settlement of a loan payable due a customer as referred to in Note 8 - LOAN PAYABLE, and an amount outstanding due to a shareholder of the Company for consulting services rendered as follows:

Due to Brownies Southport Diver’s, Inc.	$16,820
Due to Robert M. Carmichael	37,500
Due to 940 Associates, Inc.	43,281
Loan payable to related parties for settlement of customer loan payable	97,601

Management and strategic consulting service due Jeff Morris	20,000

Other liabilities - related parties	$117,601

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $326,763 at March 31, 2008 consists of $178,004 accounts payable trade, $60,574 balance of legal expenses that were a Company expense prior to the reverse merger with Trebor Industries, Inc., $69,975 of accrued payroll and related fringe benefits, $9,806 of accrued interest, and $8,404 of other liabilities and accruals.

Accounts payable and accrued liabilities of $397,292 at December 31, 2007 consists of $258,923 accounts payable trade, $60,574 balance of legal expenses that were a UCC expense prior to the reverse merger with Trebor Industries, Inc., $66,593 of accrued payroll and related fringe benefits, and $11,202 of other liabilities and accruals.

9.	OTHER LIABILITIES - RELATED PARTIES

In June 2006, the Company borrowed $266,000 from a customer. The proceeds of the loan were used to satisfy the outstanding principal balance, redemption fees, and accrued interest totaling $266,777 due under the secured convertible debentures held by a third party lender. In July 2007, the Company settled the obligation due the customer through a series of transactions that resulted in cancellation of amounts due to and from the customer and related parties of the customer and the Company. The settlement resulted in cancellation of $156,426 of trade accounts receivable due the Company from the customer and its related parties, assumption of $110,351 of liabilities incurred by the customer due to related parties of the Company, and settlement loss of $777. See Note 7. - RELATED PARTIES for the balance due each related party at March 31, 2008 under the settlement agreement.

10.	OTHER LIABILITIES

Other liabilities of $6,296 at March 31, 2008 consists of $4,157 of on-line training liability, and $2,139 of deferred tooling expense. Other liabilities of $9,477 at December 31, 2007 consists of $6,538 of on-line training liability, and $2,939 of deferred tooling expense.

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

In July 2007, the Company had accumulated 24 months of historical data regarding redemption rates so the liability estimate was adjusted accordingly to reflect the actual redemption history. On a go forward basis the Company is maintaining a reserve for certificate redemption of 10% that approximates the historical redemption rate. For the three months ended March 31, 2008, approximately 130 certificates with a liability balance of $2,271 expired unused. Accordingly, the related liability was reversed and the amount recognized as other income during the three months ended March 31, 2008.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	NOTES PAYABLE

Notes payable consists of the following as of March 31, 2008:

Promissory note payable secured by a vehicle of the Company having a carrying value of $2,617 at March 31, 2008, bearing no interest, due in monthly principal and interest payments of $349, maturing
on November 14, 2008.	$2,791

Revolving Line of Credit secured by a third mortgage on the real property of the Company with a carrying value $1,188,986 at March 31, 2008, bearing interest at the lender’s base rate plus 1.00% per annum. Interest payments are due monthly on the outstanding principal balance and the
Line of Credit matures on March 5, 2009.	--

Promissory note payable secured by a first mortgage on the real property
Of the Company having a carrying value of $1,188,986 at March 31, 2008, bearing interest at 6.99% per annum, due in monthly principal and interest
payments of $9,038, maturing on January 22, 2022.	957,318

960,109

Less amounts due within one year:	45,726

Long-term portion of notes payable	$914,383

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	NOTES PAYABLE (continued)

As of March 31, 2008, principal payments on the notes payable are as follows:

2008	$36,719
2009	45,239
2010	48,504
2011	52,006
2012	55,760
Thereafter	721,881

$960,109

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

12. REVERSE STOCK SPLIT

On August 22, 2007, the Company effectuated a 1-for-100 reverse stock split of the Common Stock whereby every one hundred shares of Common Stock outstanding was combined and reduced to one share of Common Stock. Fractional shares were rounded up and this resulted in an additional 146 shares issued.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.  STOCK WARRANTS

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

14.	EQUITY INCENTIVE PLAN

On August 22, 2007 the Company adopted an Equity Incentive Plan (the “Plan”). Under the Plan, Stock Options may be granted to Employees, Directors, and Consultants in the form of Incentive Stock Options or Nonstatutory Stock Options. Stock Purchase Rights, time vested and/performance invested Restricted Stock, and Stock Appreciation Rights and Unrestricted Shares may also be granted under the Plan. The initial maximum number of shares that may be issued under the Plan shall be 400,000 shares, and no more than 100,000 Shares of Common Stock may be granted to any one Participant with respect to Options, Stock Purchase Rights and Stock Appreciation Rights during any one calendar year period. Common Stock to be issued under the Plan may be either authorized and unissued or shares held in treasury by the Company. The term of the Plan shall be ten years. The Board of Directors may amend, alter, suspend, or terminate the Plan at any time. No Options, Stock Purchase Rights or Stock Appreciation Rights were granted under the Plan for the three months ended March 31, 2008.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15. INCOME TAXES

The components of the provision for income taxes for the three months ended March 31, 2008 are as follows:

Current Taxes:
Federal	$--
State	(5,072)
Current Taxes	(5,072)
Change in deferred taxes	(698)
Change in valuation allowance	174
Provision for income tax benefit	$(5,596)

The current tax federal statutory and state tax rate for the three months ended March 31, 2008 was 34% and 15%, respectively. The effective tax rate used for calculation of the deferred taxes as of March 31, 2008 was 34%.

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at March 31, 2008:

Deferred tax assets:
Stock warrants	$33,769
Allowance for doubtful accounts	2,720
Depreciation and amortization timing differences	22,174
Net loss carry forward	52,936
On-line training certificate reserve	624
Total deferred tax assets	112,223
Valuation allowance	(28,056)

Deferred tax assets net of valuation allowance	84,167
Less: deferred tax asset - non-current	43,595

Deferred tax asset - current	$40,572

As of March 31, 2008, the Company has available a net operating loss carry forward that will expire in 2026. The Company has established a valuation allowance for 25% of the tax benefit due to the uncertainty regarding realization.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15.	INCOME TAXES (continued)

The components of the provision for income taxes for the year ended December 31, 2007 are as follows:

Current Taxes:
Federal	$12,196
State	5,626
Current Taxes	17,822
Change in deferred taxes	39,030
Change in valuation allowance	771
Provision for income tax benefit	$57,623

The current tax federal statutory and state tax rate for the year ended December 31, 2007 was 0% and 0%, respectively. The effective tax rate used for calculation of the deferred taxes as of December 31, 2007 was 34%.

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2007:

Deferred tax assets:
Stock warrants	$33,769
Allowance for doubtful accounts	3,060
Depreciation and amortization timing differences	22,174
Net loss carryforward	52,936
On-line training certificate reserve	981
Total deferred tax assets	112,920
Valuation allowance	(28,229)

Deferred tax assets net of valuation allowance	84,691
Less: deferred tax asset - non-current	(52,363)

Deferred tax asset - current	$32,328

As of December 31, 2007, the Company has available a net operating loss carryforward that will expire in 2026. The Company has established a valuation allowance for 25% of the tax benefit due to the uncertainty regarding realization.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Brownie’s Marine Group, Inc., a Nevada corporation (referred to herein as “BWMG” or “the Company”), does business through its wholly owned subsidiary, Trebor Industries, Inc., d/b/a Brownie’s Third Lung, a Florida corporation. The Company designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and Nitrox Generation Systems, and scuba and water safety products. BWMG sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility in Fort Lauderdale, Florida.

Since April 16, 2004, Mr. Carmichael has served as President, Acting Principal Accounting Officer and Acting Chief Financial Officer of the Company. From March 23, 2004 to April 26, 2004, Mr. Carmichael served as the Company’s Executive Vice-President and Chief Operating Officer. Mr. Carmichael has operated Trebor as its President since 1986. He is the holder or co-holder of numerous patents that are used by Trebor and several other original equipment manufacturers in the diving industry.

Results of Operations for the Three Months Ended March 31, 2008, As Compared To the Three Months Ended March 31, 2007

Net revenues. For the three months ended March 31, 2008, we had net revenues of $1,194,801 as compared to net revenues of $879,257 for the three months ended March 31, 2007, an increase of $315,544, or 35.89%. The increase is primarily a result of three large custom tankfill projects in process at March 31, 2008 that contributed approximately $439,000 to revenue for the period. This increase was partially offset by a slight decline in low pressure hookah system sales of approximately $10,000, and a decrease in other high pressure tankfill sales of approximately $100,000.

Cost of net revenues. For the three months ended March 31, 2008, we had cost of net revenues of $829,652 as compared with cost of net revenues of $585,851 for the three months ended March 31, 2007, an increase of $243,801, or 41.61%. The increase was primarily to support the increase in sales volume for the three months ended March 31, 2008 as compared to same period in 2007. As a percentage of net revenues, cost of net revenues was up 3%, and this was primarily attributable to the sales mix that included the large custom tankfill sales in progress during the first quarter of 2008 without comparable sales contributing to the mix in the first quarter of 2007.

Gross profit. For the three months ended March 31, 2008, we had a gross profit of $365,149 as compared to gross profit of $293,406 for the three months ended March 31, 2007, an increase of $71,743, or 24.45%. This increase is primarily attributable to the increase in net revenues for the three months ended March 31, 2008 as compared to the same period in 2007.

Operating expenses. For the three months ended March 31, 2008, we had total operating expenses of $232,821 as compared to total operating expenses of $251,571 for the three months ended March 31, 2007, a decrease of $18,750, or 7.45%. No individual significant items made up this variance, but rather numerous net changes.

Other (income) expenses, net. For the three months ended March 31, 2008, we had other expense of $29,655 as compared to other expense of $11,456 for the three months ended March 31, 2007, an increase in other expense of $18,199, or 158.86%. The largest components of the increase in other expense are an increase in interest expense of $10,660 resulting from three months of interest during the first quarter of 2008 on mortgages on the real estate acquired in late February 2007 compared to approximately one month of interest on the mortgages during the same period in 2007, and $7,539 decrease in other income primarily from less training liability certificates expiring unused during the first quarter of 2008 as compared to the first quarter of 2007.

Provision for income tax expense. For the three months ended March 31, 2008, we had a provision for income tax expense of $5,596, as compared to $7,357 for the three months ended March 31, 2007, a decrease of $1,761, or 23.94%.

Net income. For the three months ended March 31, 2008, we had net income of $97,077, as compared to net income of $23,022 for the three months ended March 31, 2007, an increase of $74,055, or 321.67%. The net increase is attributable to an increase in gross profit of $71,743, a decrease in operating expenses of $18,750, an increase in other expenses of $18,199, and a decrease in the provision for income tax expense of $1,761.

Liquidity and Capital Resources

As of March 31, 2008, we had cash and other current assets of $1,129,373 and current liabilities of $1,032,099, or a current ratio of 1.09%.

The Company anticipates that cash generated from operations should be sufficient to satisfy the Company’s contemplated requirements for its current operations for at least the next twelve months. The Company does not anticipate any significant purchases of equipment during fiscal year 2008. The number and level of employees at March 31, 2008 is deemed adequate to maintain the Company's operations for at least the next 12 months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk generally represents the risk of loss that may be expected to result from the potential change in value of a financial instrument as a result of fluctuations in credit ratings of the issuer, equity prices, interest rates or foreign currency exchange rates. We do not use derivative financial instruments for any purpose.

We are also subject to interest rate risk on the balance of our revolving credit facility that matures on March 5, 2009 with Colonial Bank. Interest on the credit facility is variable based on the lender’s base rate plus 1%. Our balance at March 31, 2008 under the facility was $0. We do not believe there would be a large enough increase or decrease in the lender’s base through March 5, 2009 that would have a material effect on our future results of operations.

Item 4T. Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1a. Risk Factors

Not Applicable to Smaller Reporting Company.

Item 2. Unregistered sales of equity securities

Not Applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

None.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

Exhibit No.	Description	Location
2.2	Merger Agreement, dated June 18, 2002 by and among United Companies Corporation, Merger Co., Inc. and Avid Sportswear & Golf Corp.	Incorporated by reference to Exhibit 2.02 Amendment No. 1 to Form S-4 filed June 24, 2002

2.3	Articles of Merger of Avid Sportswear & Golf Corp. with and into Merger Co., Inc.	Incorporated by reference to Exhibit 2.03 Amendment No. 1 to Form S-4 filed June 24, 2002

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.05 Amendment No. 1 to Form S-4 filed June 24, 2002

3.2	Articles of Amendment	Incorporated by reference to the appendix to the Company's Definitive Information Statement on Schedule 14C filed July 31, 2007

3.2	Bylaws	Incorporated by reference to Exhibit 3.04 to the Registration Statement on Form 10-SB

5.1	2007 Stock Option Plan	Incorporated by reference to the appendix to the Company's Definitive Information Statement on Schedule 14C filed July 31, 2007

10.1	Share Exchange Agreement, dated March 23, 2004 by and among the Company, Trebor Industries, Inc. and Robert Carmichael	Incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K filed April 9, 2004

10.2	Two Year Consulting Agreement with Jeff Morris effective January 1, 2005 for Manage-ment and Strategic Services and Warrants issued in conjunction with the same.	Incorporated by reference to Exhibit 10.14 to Current Report on Form 8-K filed on March 11, 2005.

10.3	Non-Exclusive License Agreement - BC Keel Trademark	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.4	Non-Exclusive License Agreement - Buoyancy Compensator (and Dive Belt) Weight System	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.5	Exclusive License Agreement - Brownie's Third Lung, Brownie's Public Safety, Tankfill, and Related Trademarks and Copyrights	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.6	Non-Exclusive License Agreement - Drop Weight Dive Belt	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.7	Non-Exclusive License Agreement - Garment Integrated or Garment Attachable Flotation Aid and/or PFD	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

Exhibit No.	Description	Location
10.8	Non-Exclusive License Agreement - Inflatable Dive Market and Collection Bag	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.9	Non-Exclusive License Agreement - SHERPA Trademark and Inflatable Flotation Aid/Signal Device Technology	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.10	Non-Exclusive License Agreement - Tank- Mounted Weight, BC or PFD-Mounted Trim Weight or Trim Weight Holding System	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.11	Exclusive License Agreement - Brownie’s Third Lung and Related Trademarks and Copyright	Incorporated by reference to Exhibit 10.26 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.12	Redemption Agreement - Cornell Capital Partner’s, LP Secured Convertible Debentures	Incorporated by reference to Form 8K filed on June 2, 2006

10.13	Agreement for Purchase and Sale of Property Between Trebor Industries, Inc. and GKR Associates, Inc. dated February 21, 2007	Incorporated by reference to Exhibit 10.28 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.14	First Mortgage dated February 22, 2007 between Trebor Industries, Inc. and Colonial Bank	Incorporated by reference to Exhibit 10.29 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.15	Note dated February 22, 2007 payable to GKR Associates, Inc.	Incorporated by reference to Exhibit 10.30 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.16	Second Mortgage dated February 22, 2007 between Trebor Industries, Inc. and GKR Associates, LLC	Incorporated by reference to Exhibit 10.31 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.17	Promissory Note dated January 1, 2007 payable to Robert M. Carmichael	Incorporated by reference to Exhibit 10.32 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.18	Promissory Note dated January 1, 2007 Payable to 940 Associates, Inc.	Incorporated by reference to Exhibit 10.33 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.19	Purchase and Sale Agreement with GKR Associates, LLC	Incorporated by reference to Form 8K filed on March 23, 2007.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith

Exhibit No.	Description	Location
32.1	Certification Pursuant to Section 1350	Provided herewith

32.2	Certification Pursuant to Section 1350	Provided herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2008	Brownie’s Marine Group, Inc.

By: /s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer