Form 10-Q
period 2008-06-30
Brownie's Marine Group, Inc
filed 2008-08-13
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 1,658,357 shares of common stock outstanding as of July 30, 2008.

PART I

ITEM 1. FINANCIAL STATEMENTS

Financial Information

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Current assets
Cash	$148,461	$142,516
Accounts receivable, net of $20,000 allowance for doubtful accounts	143,901	38,512
Inventory	649,982	656,303
Prepaid expenses and other current assets	120,227	81,879
Deferred tax asset, net - current	43,436	32,328
Total current assets	1,106,007	951,538

Property, plant and equipment, net	1,214,422	1,229,898

Deferred tax asset, net - non-current	—	52,363
Other assets	6,968	6,968

Total assets	$2,327,397	$2,240,767

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$262,795	$397,292
Customer deposits	161,994	286,220
Royalties payable - related parties	53,713	15,263
Other liabilities - related parties	10,000	117,601
Income taxes payable	150,401	—
Other liabilities	7,204	9,477
Notes payable - current portion	45,434	46,031
Notes payable - related parties - current portion	70,109	70,924
Total current liabilities	761,650	942,808

Long-term liabilities
Deferred tax liability, net - non-current	6,279	—
Notes payable - long-term portion	903,174	925,399
Notes payable - related parties - long-term portion	573,276	609,857

Total liabilities	2,244,379	2,478,064

Commitments and contingencies

Stockholders' equity (deficit)
Common stock; $0.001 par value; 250,000,000 shares authorized
1,685,538 shares issued and outstanding	1,685	1,685
Additional paid-in capital	839,666	839,666
Accumulated deficit	(758,333)	(1,078,648)
Total stockholders' equity (deficit)	83,018	(237,297)

Total liabilities and stockholders' equity (deficit)	$2,327,397	$2,240,767

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues	$1,729,073	$923,309	$2,923,874	$1,802,566

Cost of net revenues	934,137	576,423	1,763,789	1,162,273

Gross profit	794,936	346,886	1,160,085	640,293

Operating expenses
Research and development costs	993	1,497	1,122	1,822
Selling, general and administrative	328,375	253,353	561,067	504,599
Total operating expenses	329,368	254,850	562,189	506,421

Income from operations	465,568	92,036	597,896	133,872

Other expense (income), net
Other (income) expense	7,466	(50,963)	4,240	(61,729)
Interest expense	32,610	34,618	65,491	56,840
Total other expense (income), net	40,076	(16,345)	69,731	(4,889)

Net income before provision for income taxes	425,492	108,381	528,165	138,761

Provision for income tax (expense) benefit	(202,254)	37,295	(207,850)	29,938

Net income	$223,238	$145,676	$320,315	$168,699

Basic income per common share	$0.13	$0.09	$0.19	$0.11
Diluted income per common share	$0.13	$0.08	$0.19	$0.10

Basic weighted average common
shares outstanding	1,685,538	1,602,568	1,685,538	1,588,933
Diluted weighted average common
shares outstanding	1,685,538	1,780,235	1,685,538	1,756,540

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

					Total
	Common Stock		Additional Paid-in	Accumulated	Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2007	1,685,538	$1,685	$839,666	$(1,078,648)	$(237,297)

Net income	—	—	—	97,077	97,077

Balance, March 31, 2008 (Unaudited)	1,685,538	1,685	839,666	(981,571)	(140,220)

Net income	—	—	—	223,238	223,238

Balance, June 30, 2008 (Unaudited)	1,685,538	$1,685	$839,666	$(758,333)	$83,018

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007

Cash flows from operating activities:
Net income	$320,315	$168,699
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	19,686	18,911
Change in deferred tax asset	41,255	(34,061)
Change in deferred tax liability	6,279	—
Changes in operating assets and liabilities:
Change in accounts receivable, net	(105,389)	(111,773)
Change in inventory	6,321	(21,476)
Change in costs and estimated earnings in excess of billings	—	—
Change in prepaid expenses and other current assets	(38,348)	(12,582)
Change in accounts payable and accrued liabilities	(134,497)	(3,905)
Change in customer deposits	(124,226)	(68,870)
Change in other liabilities	(2,273)	(38,483)
Change in income taxes payable	150,401	(2,114)
Change in other liabilities - related parties	(107,601)	—
Change in royalties payable - related parties	38,450	17,031
Net cash provided by (used in) operating activities	70,373	(88,623)

Cash flows from investing activities:
Purchase of fixed assets	(4,210)	(1,118,363)
Net cash used in investing activities	(4,210)	(1,118,363)

Cash flows from financing activities:
Proceeds from borrowings on notes payable - related parties	—	100,000
Proceeds from borrowings on notes payable	—	1,000,000
Principal payments on notes payable - related parties	(37,396)	(27,335)
Principal payments on notes payable	(22,822)	(18,169)
Net cash (used in) provided by financing activities	(60,218)	1,054,496

Net change in cash	5,945	(152,490)

Cash, beginning of period	142,516	208,187

Cash, end of period	$148,461	$55,697

Supplemental disclosure of cash flow information:
Cash paid for interest	$65,383	$56,840

Cash paid for income taxes	$5,072	$6,237

Supplemental disclosure of non-cash investing activities
Common stock issued toward real property purchase on
February 21, 2007	$—	$100,000

Supplemental disclosure of non-cash financing activities
Redemption of warrant for common stock pursuant to
warrant dated January 1, 2005.	$—	$5,689

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

Prior to August 22, 2007 the Company was known as United Companies Corporation (hereinafter referred to as “UCC”). The Company changed its name to Brownie’s Marine Group, Inc. during the third quarter of 2007 since it believes “Brownie’s Marine Group” more closely reflects its line of business, and it also brings brand recognition to the Company as a result of its existing products.

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

On March 23, 2004, UCC consummated an agreement to acquire all of the outstanding capital stock of Trebor Industries, Inc., dba Brownies Third Lung, in exchange for 950,000 shares of the Company’s common stock (“the UCC Transaction”). Prior to the UCC Transaction, UCC was a non-operating public shell company with no operations, nominal assets, accrued liabilities totaling $224,323 and 144,837 shares of common stock issued and outstanding; and Trebor Industries, Inc., dba Brownies Third Lung, was a manufacturer and distributor of hookah diving, and yacht based scuba air compressor and Nitrox Generation Systems from its factory in Ft. Lauderdale, Florida. The UCC Transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the UCC Transaction is equivalent to the issuance of stock by Trebor Industries, Inc., for the net monetary assets of a non-operational public shell company, accompanied by a recapitalization. UCC issued 950,000 shares of its common stock for all of the issued and outstanding common stock of Trebor Industries, Inc. The accounting for the UCC Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets will not be recorded. Accordingly, these financial statements are the historical financial statements of Trebor Industries, Inc. Trebor Industries, Inc. was incorporated in September 17, 1981. Therefore, these financial statements reflect activities from September 17, 1981 (Date of Inception for Trebor Industries, Inc.) and forward.

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

Advertising and marketing costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Advertising and trade show expense incurred for the three months ended June 30, 2008 and 2007, was $9,235 and $6,085, respectively. Advertising and trade show expense incurred for the six months ended June 30, 2008 and 2007, was $17,758 and $16,882, respectively.

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

The Company did not issue any stock, warrants or options to employees for compensation for the six months ended June 30, 2008.

Fair value of financial instruments - The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature.

Earnings (loss) per common share - Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. All common stock equivalent shares were excluded in the computation at June 30, 2008 since their effect was antidilutive.

New accounting pronouncements - In May 2008, the Accounting Standards Board (“FASB”) issued Financial Accounting Statement (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“GAAP”). The GAAP hierarchy is currently set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, the Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Auditing Standards No. 69 is (1) directed to the auditor, (2) is complex, and (3) ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as the FASB Statements of Financial Accounting Statements, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should reside in the accounting literature established by the FASB and instead of being directed to the auditor, should be directed to entities since they are responsible for selecting accounting principles for financial statements that are presented in accordance with GAAP. This statement is to become effective 60 days following the SEC’s approval of the Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect any significant financial impact upon adoption of SFAS No. 162.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

New accounting pronouncements (continued) - In May 2008, the FASB issued STAFF POSITION (FSP) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement”. This FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FSP No. 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost recognized in subsequent periods. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not currently have any debt instruments for which this FSP would apply and does not expect to have any significant financial impact upon adoption in January 2009. Early adoption is not permitted.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.” This statement is intended to enhance the current disclosure framework in SFAS No. 133. Under SFAS No. 161, entities will have to provide disclosures about (a) how and why and entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c), how derivative instruments and related hedged items effect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for all financial statements issued for fiscal and interim periods beginning after November 15, 2008. Since the Company does not currently have any derivative instruments, nor does it engage in hedging activities, the Company expects to have no significant financial impact as a result of adoption of SFAS No. 161.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for the Company with respect to business combinations for which the acquisition date is on or after January 1, 2009. The Company does not currently anticipate a significant financial impact upon adoption of SFAS No. 141.

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

New accounting pronouncements (continued) - In December 2007, the Security and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 110 (“SAB 110”). SAB 110 relates to the use of the “simplified” method, as discussed in SAB No.107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share option in accordance with SFAS No. 123 (revised 2004), Share-Based Payment. The Staff’s view in SAB 107 was that it did not expect companies to use the simplified method for share option grants after December 31, 2007 since it believed that more detailed external information about employee exercise behavior would be available to companies by this date. Since this is not true in all cases, SAB 110 states that under certain circumstances, the Staff will continue to accept the use of the simplified method beyond December 31, 2007. The Company is currently evaluating this guidance and does not anticipate it will have significant financial impact

2.	INVENTORY

Inventory consists of the following as of:

	June 30, 2008	December 31, 2007
Raw materials	$406,035	$418,123
Work in process	—	—
Finished Goods	243,947	238,180
	$649,982	$656,303

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets totaling $120,227 at June 30, 2008, consists of $93,538 of prepaid inventory, $18,771 of prepaid insurance, and $7,918 of other prepaid expenses.

Prepaid expenses and other current assets totaling $81,879 at December 31, 2007, consists of $47,287 of prepayments for inventory, $16,168 of prepaid insurance, $17,822 of federal and state income taxes receivable due for estimated taxes paid and net operating loss carry back, and $602 of other prepaid expenses.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of:

	June 30, 2008	December 31, 2007
Building and land	$1,218,362	$1,218,362
Furniture, fixtures, vehicles and equipment	246,945	242,735
	1,465,307	1,461,097
Less: accumulated depreciation and amortization	250,885	231,199
	$1,214,422	$1,229,898

For the three months ended June 30, 2008 and 2007, depreciation expense was $9,883 and $9,932, respectively.
For the six months ended June 30, 2008 and 2007, depreciation expense was $19,686 and 18,210.

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

Sales to Brownie’s Southport Diver’s, Inc. for the three months ended June 30, 2008 and 2007 represented 8.53% and 14.17%, respectively, of total net revenues for the period. Sales to Brownie’s Southport Diver’s, Inc. for the six months ended June 30, 2008 and 2007 represented 11.69% and 24.23%, respectively, of total net revenues for the period. Sales to Shadow Marine, and Al Masaood Marine and Engineering Division for the three months ended June 30, 2008 represented 16.36%, and 20.50%, respectively, of total net revenues for the period. Sales to Shadow Marine, and Al Masaood Marine and Engineering Division for the six months ended June 30, 2008 represented 18.00%, and 16.92%, respectively, of total net revenues for the period. Sales to no other customer represented greater than 10% of net revenues for the three and six months ended June 30, 2008 and 2007.

The brother of Robert Carmichael, the Company’s Chief Executive Officer, as further discussed in Note 6 - RELATED PARTY TRANSACTIONS, owns Brownie’s Southport Diver’s Inc.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	RELATED PARTY TRANSACTIONS

Notes payable - related parties - Notes payable - related parties consist of the following as of June 30, 2008:

Promissory note payable to the Chief Executive Officer of the Company, secured by Company assets, bearing interest at 10% per annum, due in monthly principal and interest payments of $6,047, maturing on January 15, 2016.	$384,795

Promissory note payable to an entity owned by the Company’s Chief Executive Officer, 940 Associates, Inc., secured by Company assets, bearing interest at 10% per annum, due in monthly principal and interest payments of $2,861, maturing on January 1, 2016.	181,904

Promissory note payable due an entity in which the Company’s Chief Executive Officer has a financial interest, GKR Associates, LLC., secured by second mortgage on real property, bearing 6.99% interest per annum, due in monthly principal and interest payments of $2,292, maturing on February 22, 2012.	76,686

643,385

Less amounts due within one year	70,109

Long-term portion of notes payable - related parties	$573,276

As of June 30, 2008, principal payments on the notes payable - related parties are as follows:

2008	$33,569
2009	74,794
2010	81,986
2011	89,885
2012	78,281
Thereafter	284,870

$643,385

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	RELATED PARTY TRANSACTIONS (continued)

Notes payable - related parties - Notes payable - related parties consist of the following as of December 31, 2007:

Promissory note payable to the Chief Executive Officer of the Company, secured by Company assets, bearing interest at 10% per annum, due in monthly principal and interest payments of $6,047, maturing on January 15, 2016.	$404,183

Promissory note payable to an entity owned by the Company’s Chief Executive Officer, 940 Associates, Inc., secured by Company assets, bearing interest at 10% per annum, due in monthly principal and interest payments of $2,861, maturing on January 1, 2016.	190,941

Promissory note payable due an entity in which the Company’s Chief Executive Officer has a financial interest, GKR Associates, LLC., secured by second mortgage on real property, bearing 6.99% interest per annum, due in monthly principal and interest payments of $2,292, maturing on February 22, 2012.	85,657

680,781

Less amounts due within one year	70,924

Long-term portion of notes payable - related parties	$609,857

Revenues - The Company sells products to three entities owned by the brother of the Company’s Chief Executive Officer, Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys. Terms of sale are no more favorable than those extended to any of the Company’s other customers. Combined net revenues from these entities for the three months ended June 30, 2008 and 2007, was $216,361 and $166,528, respectively. Combined net revenues from these entities for the six months ended June 30, 2008 and 2007, was $474,261 and $518,588, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at June 30, 2008, was $6,607, $2,947, and $8,504, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2007, was $2,597, $1,038, and $0, respectively.

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

Total royalty expense for the above agreements for the three months ended June 30, 2008 and 2007, was $53,747 and $25,519, respectively. Total royalty expense for the above agreements for the six months ended June 30, 2008 and 2007, was $77,367 and $48,957, respectively.

Jeff Morris, a greater than 10% beneficial owner of common stock of the Company, provides management and strategic consulting services for BWMG. For these services, Mr. Morris earned $30,000, and $30,000, from the Company for the three months ended June 30, 2008, and 2007, respectively. For the six months ended June 30, 2008, and 2007, Mr. Morris earned $60,000, and $60,000, respectively.

Other liabilities - related parties

At June 30, 2008, Other liabilities - related parties was $10,000 that consisted of one month of consulting revenue due Mr. Morris that was subsequently paid in July 2008.

At December 31, 2007, Other liabilities - related parties consists of the balance due related parties for full settlement of a loan payable due a customer as referred to in Note 8 - LOAN PAYABLE, and an amount outstanding due to a shareholder of the Company for consulting services rendered as follows:

Due to Brownies Southport Diver’s, Inc.	$16,820
Due to Robert M. Carmichael	37,500
Due to 940 Associates, Inc.	43,281
Loan payable to related parties for settlement of customer loan payable	97,601

Management and strategic consulting service due Jeff Morris	20,000

Other liabilities - related parties	$117,601

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $262,795 at June 30, 2008 consists of $102,974 accounts payable trade, $60,574 balance of legal expenses that were a Company expense prior to the reverse merger with Trebor Industries, Inc., $80,869 of accrued payroll and related fringe benefits, $5,066 of accrued interest, and $13,312 of other liabilities and accruals.

Accounts payable and accrued liabilities of $397,292 at December 31, 2007 consists of $258,923 accounts payable trade, $60,574 balance of legal expenses that were a UCC expense prior to the reverse merger with Trebor Industries, Inc., $66,593 of accrued payroll and related fringe benefits, and $11,202 of other liabilities and accruals.

8.	OTHER LIABILITIES - RELATED PARTIES

In June 2006, the Company borrowed $266,000 from a customer. The proceeds of the loan were used to satisfy the outstanding principal balance, redemption fees, and accrued interest totaling $266,777 due under the secured convertible debentures held by a third party lender. In July 2007, the Company settled the obligation due the customer through a series of transactions that resulted in cancellation of amounts due to and from the customer and related parties of the customer and the Company. The settlement resulted in cancellation of $156,426 of trade accounts receivable due the Company from the customer and its related parties, assumption of $110,351 of liabilities incurred by the customer due to related parties of the Company, and settlement loss of $777. As of June 30, 2008 all liabilities due the aforementioned related parties as a result of this transaction had been settled in full.

9.	OTHER LIABILITIES

Other liabilities of $7,204 at June 30, 2008 consists of $5,065 of on-line training liability, and $2,139 of deferred tooling expense. Other liabilities of $9,477 at December 31, 2007 consists of $6,538 of on-line training liability, and $2,939 of deferred tooling expense.

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

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	NOTES PAYABLE

Notes payable consists of the following as of June 30, 2008:

Promissory note payable secured by a vehicle of the Company having a carrying value of $1,570 at June 30, 2008, bearing no interest, due in monthly principal and interest payments of $349, maturing on November 14, 2008.	$1,745

Revolving Line of Credit secured by a third mortgage on the real property of the Company with a carrying value $1,182,458 at June 30, 2008, bearing interest at the lender’s base rate plus 1.00% per annum. Interest payments are due monthly on the outstanding principal balance and the Line of Credit matures on March 5, 2009.	—

Promissory note payable secured by a first mortgage on the real property of the Company having a carrying value of $1,182,458 at June 30, 2008, bearing interest at 6.99% per annum, due in monthly principal and interest payments of $9,038, maturing on January 22, 2022.	946,863

948,608
Less amounts due within one year:	45,434

Long-term portion of notes payable	$903,174

As of June 30, 2008, principal payments on the notes payable are as follows:

2008	$23,209
2009	45,239
2010	48,504
2011	52,006
2012	55,760
Thereafter	723,890

$948,608

Notes payable consists of the following as of December 31, 2007:

Promissory note payable secured by a vehicle of the Company having a carrying value of $3,664 at December 31, 2007, bearing no interest, due in monthly principal and interest payments of $349, maturing on November 14, 2008.	$3,839

Promissory note payable secured by real property of the Company having a carrying value of $1,195,514 at December 31, 2007, bearing interest at 6.99% per annum, due in monthly principal and interest payments of $9,038, maturing on January 22, 2022.	967,592

971,431

Less amounts due within one year:	46,032

Long-term portion of notes payable	$925,399

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	REVERSE STOCK SPLIT

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

On June 29, 2007 a warrant tranche of 71,429 related to the above agreement was exercised. The cashless exercise was elected, and accordingly, 56,894 shares of common stock were issued. On December 28, 2007, an additional warrant tranche of 71,429 related to the above agreement was exercised. The cashless exercise was elected, and accordingly, 27,181 shares of common stock were issued. The Company recognized compensation expense for the stock warrants ratably over the term of the consulting agreement, January 1, 2005 to December 31, 2006, based on the fair value of the stock warrants using the Black-Scholes model. As a result, issuance of the stock in June and December 2007 were equity only transactions. On June 30, 2008, a warrant tranche of 71,429 expired without being exercised.

On the date of the reverse stock split, the outstanding warrants underwent a 1-for-100 split, and amounts in the footnote pre-split have been adjusted to reflect the share amounts post split.

13.	EQUITY INCENTIVE PLAN

On August 22, 2007 the Company adopted an Equity Incentive Plan (the “Plan”). Under the Plan, Stock Options may be granted to Employees, Directors, and Consultants in the form of Incentive Stock Options or Nonstatutory Stock Options. Stock Purchase Rights, time vested and/performance invested Restricted Stock, and Stock Appreciation Rights and Unrestricted Shares may also be granted under the Plan. The initial maximum number of shares that may be issued under the Plan shall be 400,000 shares, and no more than 100,000 Shares of Common Stock may be granted to any one Participant with respect to Options, Stock Purchase Rights and Stock Appreciation Rights during any one calendar year period. Common Stock to be issued under the Plan may be either authorized and unissued or shares held in treasury by the Company. The term of the Plan shall be ten years. The Board of Directors may amend, alter, suspend, or terminate the Plan at any time. No Options, Stock Purchase Rights or Stock Appreciation Rights were granted under the Plan for the six months ended June 30, 2008.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.	INCOME TAXES

The components of the provision for income taxes are as follows:

	Three months ended June 30, 2008	Six months ended June 30, 2008
Current taxes:
Federal	$(133,306)	$(133,306)
State	(21,938)	(27,010)
Current taxes	(155,244)	(160,316)
Change in deferred taxes	(51,678)	(52,376)
Change in valuation allowance	4,668	4,842
Provision for income tax expense	$(202,254)	$(207,850)

The current tax federal statutory and state tax rate for the three and six months ended June 30, 2008 was 34% and 15%, respectively. The effective tax rate used for calculation of the deferred taxes as of June 30, 2008 was 34%.

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at June 30, 2008:

Deferred tax assets:
Stock warrants	$16,885
Allowance for doubtful accounts	8,000
Net loss carry forward	41,179
On-line training certificate reserve	760
Total deferred tax assets	66,824
Valuation allowance	(23,388)

Deferred tax assets net of valuation allowance	43,436

Less: deferred tax asset - non-current	—

Deferred tax asset - current	$43,436

Deferred tax liability:
Depreciation and amortization timing differences	$6,279

Less: deferred liability - non-current	6,279

Deferred tax liability - current	$—

As of June 30, 2008, the Company has available a net operating loss carry forward that will expire in 2026. The Company has established a valuation allowance for 34% of the tax benefit due to the uncertainty regarding realization.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.	INCOME TAXES (continued)

The components of the provision for income taxes for the year ended December 31, 2007 are as follows:

Current Taxes:
Federal	$12,196
State	5,626
Current Taxes	17,822
Change in deferred taxes	39,030
Change in valuation allowance	771
Provision for income tax benefit	$57,623

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

As of December 31, 2007, the Company has available a net operating loss carry forward that will expire in 2026. The Company established a valuation allowance for 25% of the tax benefit due to the uncertainty regarding realization.

15.	SUBSEQUENT EVENTS

Effective July 31, 2008, as disclosed in a Form 8K filed on August 1, 2008, the Company entered into an Asset Purchase Agreement with Robert Carmichael, the Company’s Chief Executive Officer and largest shareholder, pursuant to which the Company acquired a granted European and pending U.S. Patent relating to active control releasable ballast systems for diving equipment ( the “Intellectual Property”) and certain contracts related the Intellectual Property (the “Contracts”). The Contracts include a non-exclusive licensing agreement with a third party for a fee of $228,000. The Intellectual Property and Contracts are collectively referred to as the “Assets”. Per the stated terms of the Asset Purchase Agreement, the purchase price for the Assets was $297,000, consisting of issuance of 100,000 of restricted shares of the Company’s common stock and $15,000. The number of shares was determined based on the average closing price of the common stock as reported on the “OTCBB” for the 12 month period ending three days prior to the Effective Date, ($2.82 per share). For financial reporting purposes, the value of the Assets will consist of the cash consideration delivered at closing under current Contracts and Mr. Carmichael’s historical cost for the Assets.

The fee received in July 2008 under the non-exclusive license fee referenced above was used to reduce certain Company liabilities, such as the related party note payable due to 940 Associates, Inc. of approximately$181,000 was retired, and the Company paid down the related party note payable to Robert M. Carmichael by approximately $35,000.

On August 11, 2008, the related party note due Robert M. Carmichael was restructured. The $350,000 restructured note bearing 7.50% interest per annum, will be due in monthly principal and interest payments of $7,050, and will mature on August 1, 2013 with a final principal and interest payment due of $4,360. The restructure represents a reduction in the annual interest rate from 10% to 7.5%, an acceleration of the maturity date from January 15, 2016 to August 1, 2013, and an increase in the monthly note payment from $6,047 to $7,050. Additionally, the restructured note is uncollateralized and eliminated the late payment penalty clause.

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

Results of Operations for the Three Months Ended June 30, 2008, As Compared To the Three Months Ended June 30, 2007

Net revenues. For the three months ended June 30, 2008, we had net revenues of $1,729,073 as compared to net revenues of $923,309 for the three months ended June 30, 2007, an increase of $805,764, or 87.27%. The increase is primarily a result of an approximate $525,000 increase in high pressure tankfill sales and an approximate $280,000 increase in low pressure hookah system sales. The tankfill sales increase is primarily attributable to three large custom tankfill projects completed during the quarter ended June 30, 2008 that resulted in an approximate $530,000 increase in revenue coupled with a slight decline in non custom high pressure sales during the period compared to the same period in 2007. The increase in low pressure hookah system sales and related during the second quarter of 2008 was primarily attributable to an approximate $180,000 increase in recreational hookah system sales, an increase of approximately $110,000 in hose reel and built-in low pressure system sales, with the remaining approximately $10,000 reduction comprised of a net change in other low pressure sales compared to the same period in 2007.

Cost of net revenues. For the three months ended June 30, 2008, we had cost of net revenues of $934,137 as compared with cost of net revenues of $576,423 for the three months ended June 30, 2007, an increase of $357,714, or 62.06%. The increase was primarily to support the increase in sales volume for the three months ended June 30, 2008 as compared to same period in 2007. As a percentage of net revenues, cost of net revenues was down by approximately 8% in the second quarter of 2008 as compared to the second quarter of 2008. This decline was primarily attributable to the sales mix that included the three large custom tankfill sales that were completed in the second quarter of 2008 without comparable sales contributing to the mix in the second quarter of 2007.

Gross profit. For the three months ended June 30, 2008, we had a gross profit of $794,936 as compared to gross profit of $346,886 for the three months ended June 30, 2007, an increase of $448,050, or 129.16%. This increase is primarily attributable to the increase in net revenues for the three months ended June 30, 2008 as compared to the same period in 2007.

Operating expenses. For the three months ended June 30, 2008, we had total operating expenses of $329,368 as compared to total operating expenses of $254,850 for the three months ended June 30, 2007, an increase of $74,518, or 29.24%. The increase is not primarily attributable to a few significant items but rather is representative of an across the board increase in most all operating expenses, some to support the increase in sales (e.g. telephone, travel, advertising, and bank card charges), and others as a function of the increase in the overall cost of supplies and services (e.g. office supplies, auto expense, utilities, repairs and maintenance, and insurance).

Other (income) expense, net. For the three months ended June 30, 2008, we had other expense of $40,056 as compared to other income of $16,345 for the three months ended June 30, 2007, an increase in other expense of $56,401, or 345.07%. This account is comprised of other (income) expense and interest expense. Interest expense was fairly consistent between the three months ended June 30, 20008 and the three months ended June 30, 2007 with a decrease of $2,008 attributable to the amortization of debt. Other income declined from the second quarter of 2007 to the second quarter of 2008 by $58,409. This decline is primarily attributable to recognition of approximately $55,000 worth of other income in second quarter of 2007 for online training certificates expiring unused, and the training liability estimate being adjusted downward to reflect the accumulated historical redemption rate. There was no comparable recognition of other income in second quarter of 2008.

Provision for income tax expense. For the three months ended June 30, 2008, we had a provision for income tax expense of $202,254, as compared to a provision of income tax benefit of $37,295 for the three months ended June 30, 2007, an increase in provision for income tax expense of $239,549, or 642.31%. This increase is primarily attributable the increase in net income before provision for income taxes for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

Net income. For the three months ended June 30, 2008, we had net income of $223,258, as compared to net income of $145,676 for the three months ended June 30, 2007, an increase of $77,582, or 53.26%. The increase is attributable to the increase in gross profit of $448,050, net the increases in operating expenses of $74,518, other expenses of $56,401, and the provision for income tax expense of $239,549.

Results of Operations for the Six months Ended June 30, 2008, As Compared To the Six months Ended June 30, 2007

Net revenues. For the six months ended June 30, 2008, we had net revenues of $2,923,874 as compared to net revenues of $1,802,566 for the six months ended June 30, 2007, an increase of $1,121,308, or 62.21%. The increase is primarily a result of three large custom tankfill projects in process at June 30, 2008 that contributed approximately $970,000 to revenue for the period. The balance of the increase was primarily attributable to a net of an increase in low pressure hookah system sales and related of approximately $260,000 and a decrease of non-custom tankfill sales of approximately $100,000. The increase in hookah system sales and related of $260,000 was comprised primarily of increased sales of recreational hookah systems, built in low pressure systems, and hose reels systems

Cost of net revenues. For the six months ended June 30, 2008, we had cost of net revenues of $1,763,789 as compared with cost of net revenues of $1,162,273 for the six months ended June 30, 2007, an increase of $601,516, or 51.75%. The increase was primarily to support the increase in sales volume for the six months ended June 30, 2008 as compared to same period in 2007. As a percentage of net revenues, cost of net revenues was down approximately 4%, and this was primarily attributable to the sales mix that included the large custom tankfill sales in progress and completed during the six months ended June 30, 2008 without comparable sales contributing to the mix for the same period of 2007.

Gross profit. For the six months ended June 30, 2008, we had a gross profit of $1,160,085 as compared to gross profit of $640,293 for the six months ended June 30, 2007, an increase of $519,792, or 81.18%. This increase is primarily attributable to the increase in net revenues for the six months ended June 30, 2008 as compared to the same period in 2007.

Operating expenses. For the six months ended June 30, 2008, we had total operating expenses of $562,189 as compared to total operating expenses of $506,421 for the six months ended June 30, 2007, an increase of $55,768, or 11.01%. No individual significant items made up this variance, but rather numerous net changes. The increase is not primarily attributable to a few significant items, but rather is representative of an across the board increase in most all operating expenses, some to support the increase in sales (e.g. telephone, travel, advertising, and bank card charges), and others as a function of the increase in the overall cost of supplies and services (e.g. office supplies, auto expense, utilities, repairs and maintenance, and insurance).

Other (income) expenses, net. For the six months ended June 30, 2008, we had other expense of $69,731 as compared to other income of $4,889 for the six months ended June 30, 2007, an increase in other expense of $74,620, or 1,526.28%. The largest components of the increase in other expense are an increase in interest expense of $8,651 resulting from six months of interest during the first quarter of 2008 on mortgages on the real estate acquired in late February 2007 compared to approximately four months of interest on the mortgages during the same period in 2007, and other income declined from the second quarter of 2007 to the second quarter of 2008 by $65,969. The $65,969 decline is primarily attributable to recognition of approximately $55,000 worth of other income in second quarter of 2007 for online training certificates expiring unused, and the training liability estimate being adjusted downward to reflect the accumulated historical redemption rate. There was no comparable recognition of other income for the six months ended June 30, 2007.

Provision for income tax expense. For the six months ended June 30, 2008, we had a provision for income tax expense of $207,850, as compared to a provision for income tax benefit of $29,938 for the six months ended June 30, 2007, an increase of $237,788, or 794.27%. This increase is primarily attributable the increase in net income before provision for income taxes for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

Net income. For the six months ended June 30, 2008, we had net income of $320,315 as compared to net income of $168,699 for the six months ended June 30, 2007, an increase of $151,616, or 89.87%. The increase is attributable to the increase in gross profit of $519,792, net the increases in operating expenses of $55,768, other expenses of $74,620, and the provision for income tax expense of $237,788.

Liquidity and Capital Resources

As of June 30, 2008, we had cash and other current assets of $1,106,007 and current liabilities of $761,650, or a current ratio of 1.45%.

The Company anticipates that cash generated from operations should be sufficient to satisfy the Company’s contemplated requirements for its current operations for at least the next twelve months. The Company does not anticipate any significant purchases of equipment during fiscal year 2008. The number and level of employees at June 30, 2008 is deemed adequate to maintain the Company's operations for at least the next 12 months.

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

We are also subject to interest rate risk on the balance of our revolving credit facility that matures on March 5, 2009 with Colonial Bank. Interest on the credit facility is variable based on the lender’s base rate plus 1%. Our balance at June 30, 2008 under the facility was $0. We do not believe there would be a large enough increase or decrease in the lender’s base through March 5, 2009 that would have a material effect on our future results of operations.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not Applicable to Smaller Reporting Company.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
2.2	Merger Agreement, dated June 18, 2002 by and among United Companies Corporation, Merger Co., Inc. and Avid Sportswear & Golf Corp.	Incorporated by reference to Exhibit 2.02 Amendment No. 1 to Form S-4 filed June 24, 2002

2.3	Articles of Merger of Avid Sportswear & Golf Corp. with and into Merger Co., Inc.	Incorporated by reference to Exhibit 2.03 Amendment No. 1 to Form S-4 filed June 24, 2002

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.05 Amendment No. 1 to Form S-4 filed June 24, 2002

3.2	Articles of Amendment	Incorporated by reference to the appendix to the Company's Definitive Information Statement on Schedule 14C filed July 31, 2007

3.2	Bylaws	Incorporated by reference to Exhibit 3.04 to the Registration Statement on Form 10-SB

5.1	2007 Stock Option Plan	Incorporated by reference to the appendix to the Company's Definitive Information Statement on Schedule 14C filed July 31, 2007

10.1	Share Exchange Agreement, dated March 23, 2004 by and among the Company, Trebor Industries, Inc. and Robert Carmichael	Incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K filed April 9, 2004

10.2	Two Year Consulting Agreement with Jeff Morris effective January 1, 2005 for Manage-ment and Strategic Services and Warrants issued in conjunction with the same.	Incorporated by reference to Exhibit 10.14 to Current Report on Form 8-K filed on March 11, 2005.

10.3	Non-Exclusive License Agreement - BC Keel Trademark	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.4	Non-Exclusive License Agreement - Buoyancy Compensator (and Dive Belt) Weight System	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.5	Exclusive License Agreement - Brownie's Third Lung, Brownie's Public Safety, Tankfill, and Related Trademarks and Copyrights	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.6	Non-Exclusive License Agreement - Drop Weight Dive Belt	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.7	Non-Exclusive License Agreement - Garment Integrated or Garment Attachable Flotation Aid and/or PFD	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

Exhibit No.	Description	Location
10.8	Non-Exclusive License Agreement - Inflatable Dive Market and Collection Bag	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.9	Non-Exclusive License Agreement - SHERPA Trademark and Inflatable Flotation Aid/Signal Device Technology	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.10	Non-Exclusive License Agreement - Tank- Mounted Weight, BC or PFD-Mounted Trim Weight or Trim Weight Holding System	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.11	Exclusive License Agreement - Brownie’s Third Lung and Related Trademarks and Copyright	Incorporated by reference to Exhibit 10.26 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.12	Redemption Agreement - Cornell Capital Partner’s, LP Secured Convertible Debentures	Incorporated by reference to Form 8K filed on June 2, 2006

10.13	Agreement for Purchase and Sale of Property Between Trebor Industries, Inc. and GKR Associates, Inc. dated February 21, 2007	Incorporated by reference to Exhibit 10.28 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.14	First Mortgage dated February 22, 2007 between Trebor Industries, Inc. and Colonial Bank	Incorporated by reference to Exhibit 10.29 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.15	Note dated February 22, 2007 payable to GKR Associates, Inc.	Incorporated by reference to Exhibit 10.30 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.16	Second Mortgage dated February 22, 2007 between Trebor Industries, Inc. and GKR Associates, LLC	Incorporated by reference to Exhibit 10.31 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.17	Promissory Note dated January 1, 2007 payable to Robert M. Carmichael	Incorporated by reference to Exhibit 10.32 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.18	Promissory Note dated January 1, 2007 payable to 940 Associates, Inc.	Incorporated by reference to Exhibit 10.33 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.19	Purchase and Sale Agreement with GKR Associates, LLC	Incorporated by reference to Form 8K filed on March 23, 2007.

10.20	Asset Purchase Agreement between Trebor Industries, Inc. and Robert Carmichael	Incorporated by reference to Form 8K filed on August 1, 2008.

10.21	Restructured Promissory Note dated August 11, 2008 payable to Robert M. Carmichael	Provided herewith

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith

Exhibit No.	Description	Location
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith

32.1	Certification Pursuant to Section 1350	Provided herewith

32.2	Certification Pursuant to Section 1350	Provided herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROWNIE’S MARINE GROUP, INC.

Date: August 13, 2008	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer, Chief Financial Officer/ Principal Accounting Officer