Form 10-Q
period 2008-09-30
Brownie's Marine Group, Inc
filed 2008-11-12
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(MARK ONE)

☑   Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

There were 1,785,538 shares of common stock outstanding as of November 1, 2008.

PART I

ITEM 1. FINANCIAL STATEMENTS

Financial Information

BROWNIE’S MARINE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2008	December 31,
	(Unaudited)	2007
ASSETS

Current assets
Cash	$75,212	$142,516
Accounts receivable, net of $16,000 and $9,000, respectively, allowance
for doubtful accounts	48,842	38,512
Inventory	819,231	656,303
Prepaid expenses and other current assets	125,004	81,879
Deferred tax asset, net - current	41,600	32,328
Total current assets	1,109,889	951,538

Property, plant and equipment, net	1,208,629	1,229,898

Deferred tax asset, net - non-current	--	52,363
Other assets	6,968	6,968

Total assets	$2,325,486	$2,240,767

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$347,917	$397,292
Customer deposits	258,533	286,220
Royalties payable - related parties	22,868	15,263
Other liabilities - related parties	--	117,601
Income taxes payable	31,160	--
Other liabilities	3,351	9,477
Notes payable - current portion	115,155	46,031
Notes payable - related parties - current portion	80,168	70,924
Total current liabilities	859,152	942,808

Long-term liabilities
Deferred tax liability, net - non-current	6,279	--
Notes payable - long-term portion	891,188	925,399
Notes payable - related parties - long-term portion	336,204	609,857

Total liabilities	2,092,823	2,478,064

Commitments and contingencies

Stockholders' equity (deficit)
Common stock; $0.001 par value; 250,000,000 shares authorized
1,785,538 shares issued and outstanding	1,785	1,685
Additional paid-in capital	1,052,566	839,666
Accumulated deficit	(821,688)	(1,078,648)
Total stockholders' equity (deficit)	232,663	(237,297)

Total liabilities and stockholders' equity (deficit)	$2,325,486	$2,240,767

See Accompanying Notes to Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC.
COSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net revenues	$762,945	$850,471	$3,686,819	$2,653,037

Cost of net revenues	559,335	563,934	2,323,124	1,726,165

Gross profit	203,610	286,537	1,363,695	926,872

Operating expenses
Research and development costs	3,081	1,476	4,203	3,298
Selling, general and administrative	275,591	255,440	836,658	760,039
Total operating expenses	278,672	256,916	840,861	763,337

(Loss) income from operations	(75,062)	29,621	522,834	163,535

Other expense, net
Other (income) expense	(602)	3,980	3,638	(57,706)
Interest expense	18,790	34,279	84,281	91,118
Total other expense, net	18,188	38,259	87,919	33,412

Net (loss) income before provision for income taxes	(93,250)	(8,638)	434,915	130,123

Provision for income tax (benefit) expense	(29,895)	39,874	177,955	9,936

Net (loss) income	$(63,355)	$(48,512)	$256,960	$120,187

Basic (loss) income per common share	$(0.04)	$(0.03)	$0.15	$0.07
Diluted (loss) income per common share	$(0.04)	$(0.03)	$0.15	$0.07

Basic weighted average common
shares outstanding	1,751,842	1,658,357	1,707,801	1,612,425
Diluted weighted average common
shares outstanding	1,751,842	1,658,357	1,712,805	1,812,667

See Accompanying Notes to Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC.
COSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional		Total Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2007	1,685,538	$1,685	$839,666	$(1,078,648)	$(237,297)

Net income	--	--	--	97,077	97,077

Balance, March 31, 2008 (Unaudited)	1,685,538	1,685	839,666	(981,571)	(140,220)

Net income	--	--	--	223,238	223,238

Balance, June 30, 2008 (Unaudited)	1,685,538	1,685	839,666	(758,333)	83,018

Purchase of Asset and Patents on July 31, 2008	100,000	100	212,900	--	213,000

Net loss	--	--	--	(63,355)	(63,355)

Balance, September 30, 2008 (Unaudited)	1,785,538	$1,785	$1,052,566	$(821,688)	$232,663

See Accompanying Notes to Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC.
COSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007

Cash flows from operating activities:
Net income	$256,960	$120,187
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization	30,321	27,679
Change in deferred tax asset	43,091	679
Change in deferred tax liability	6,279
Loan payable settlement loss	--	777
Changes in operating assets and liabilities:
Change in accounts receivable, net	(10,330)	(152,455)
Change in inventory	(162,928)	(48,094)
Change in prepaid expenses and other current assets	(43,125)	3,538
Change in accounts payable and accrued liabilities	(49,375)	85,118
Change in customer deposits	(27,687)	(52,214)
Change in other liabilities	(6,126)	(41,308)
Change in income taxes payable	31,160	(11,029)
Change in other liabilities - related parties	(117,601)	--
Change in royalties payable - related parties	7,605	14,849
Net cash used in operating activities	(41,756)	(52,273)

Cash flows from investing activities:
Proceeds from receivable purchased through issuance of common
stock in conjunction with asset/patent acquisition	228,000	--
Purchase of fixed assets	(24,052)	(1,118,363)
Net cash provided by (used in) investing activities	203,948	(1,118,363)

Cash flows from financing activities:
Proceeds from borrowings on notes payable - related parties	--	100,000
Proceeds from borrowings on notes payable	70,000	1,000,000
Principal payments on notes payable - related parties	(264,409)	(40,593)
Principal payments on notes payable	(35,087)	(30,566)
Net cash (used in) provided by financing activities	(229,496)	1,028,841

Net change in cash	(67,304)	(141,795)

Cash, beginning of period	142,516	208,187

Cash, end of period	$75,212	$66,392

Supplemental disclosure of cash flow information:
Cash paid for interest	$90,691	$82,580

Cash paid for income taxes	$87,510	$9,915

See Accompanying Notes to Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC.
COSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

Supplemental disclosure of non-cash investing activities:
Common stock and additional paid in capital issued toward
patent/asset purchase on July 31, 2008	$213,900	$--

Common stock and additional paid in capital issued toward
real property purchase on February 21, 2007	$--	$100,000

Supplemental disclosure of non-cash financing activities:
Redemption of warrant for common stock pursuant to
warrant dated January 1, 2005	$--	$5,689

Assumption of other liabilites - related parties
Loan payable	--	(266,000)
Accounts receivable	--	156,246
Loan payable settlement loss	--	(777)
	$--	$(110,531)

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

Advertising and marketing costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Advertising and trade show expense incurred for the three months ended September 30, 2008 and 2007, was $7,102 and $4,243, respectively. Advertising and trade show expense incurred for the nine months ended September 30, 2008 and 2007, was $24,861 and $12,597, respectively.

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

The Company did not issue any stock, warrants or options to employees for compensation for the nine months ended September 30, 2008.

Fair value of financial instruments - The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature.

Earnings (loss) per common share - Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. All common stock equivalent shares were included in the computation for the nine months ended September 30, 2008 and 2007respectively, since their effect was dilutive. All common stock equivalent shares were excluded in the computation for the three months ended September 30, 2008 and 2007, respectively, since their effect was antidilutive.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

New accounting pronouncements - In May 2008, FASB issued Financial Accounting Statement (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“GAAP”). The GAAP hierarchy is currently set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, the Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Auditing Standards No. 69 is (1) directed to the auditor, (2) is complex, and (3) ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as the FASB Statements of Financial Accounting Statements, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should reside in the accounting literature established by the FASB and instead of being directed to the auditor, should be directed to entities since they are responsible for selecting accounting principles for financial statements that are presented in accordance with GAAP. This statement is to become effective 60 days following the Security and Exchange Commission’s (“SEC”) approval of the Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect any significant financial impact upon adoption of SFAS No. 162.

In May 2008, the FASB issued STAFF POSITION (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement”. This FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FSP No. 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost recognized in subsequent periods. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not currently have any debt instruments for which this FSP would apply and does not expect to have any significant financial impact upon adoption in January 2009. Early adoption is not permitted.

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

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110 (“SAB 110”). SAB 110 relates to the use of the “simplified” method, as discussed in SAB No.107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share option in accordance with SFAS No. 123 (revised 2004), Share-Based Payment. The Staff’s view in SAB 107 was that it did not expect companies to use the simplified method for share option grants after December 31, 2007 since it believed that more detailed external information about employee exercise behavior would be available to companies by this date. Since this is not true in all cases, SAB 110 states that under certain circumstances, the Staff will continue to accept the use of the simplified method beyond December 31, 2007. The Company is currently evaluating this guidance and does not anticipate it will have significant financial impact

2.	INVENTORY

Inventory consists of the following as of:

	September 30, 2008	December 31, 2007

Raw materials	$414,085	$418,123
Work in process	--	--
Finished Goods	405,146	238,180
	$819,231	$656,303

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets totaling $125,004 at September 30, 2008, consists of $93,153 of prepaid inventory, $24,159 of prepaid insurance, $3,172 of prepaid advertising, $2,416 of prepaid software maintenance, and $2,104 of other prepaid expenses and current assets.

Prepaid expenses and other current assets totaling $81,879 at December 31, 2007, consists of $47,287 of prepayments for inventory, $16,168 of prepaid insurance, $17,822 of federal and state income taxes receivable due for estimated taxes paid and net operating loss carry back, and $602 of other prepaid expenses.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of:

	September 30, 2008	December 31, 2007
Building and land	$1,221,362	$1,218,362
Furniture, fixtures, vehicles and equipment	248,787	242,735
	1,470,149	1,461,097
Less: accumulated depreciation and amortization	261,520	231,199
	$1,208,629	$1,229,898

For the three months ended September 30, 2008 and 2007, depreciation expense was $10,635 and $8,418, respectively. For the nine months ended September 30, 2008 and 2007, depreciation expense was $30,321 and $26,629.

On February 21, 2007, the Company purchased the corporate headquarters, factory and distribution center of the Company located at 936/940 NW 1st Street, Ft. Lauderdale, FL 33311 from GKR Associates, LLC, an entity in which the Chief Executive Officer has an ownership interest. The purchase price was $1,200,000, and is secured by a first mortgage payable to the bank of $1,000,000, and $100,000 secured by a second mortgage payable to the seller, GKR Associates, Inc. The balance of $100,000 was paid by 44,400 shares of the Company’s common stock based on market price of the stock on the purchase date. In addition, $18,362 of closing expenses were capitalized to the building.

5.	CUSTOMER CREDIT CONCENTRATIONS

Sales to Brownie’s Southport Diver’s, Inc. for the three months ended September 30, 2008 and 2007 represented 7% and 15.67%, respectively, of total net revenues for the period. Sales to Brownie’s Southport Diver’s, Inc. for the nine months ended September 30, 2008 and 2007 represented 10.72% and 21.49%, respectively, of total net revenues for the period. Sales to Al Masaood Marine and Engineering Division for the three months ended September 30, 2008 represented 13.26% of total net revenues for the period. Sales to Shadow Marine, and Al Masaood Marine and Engineering Division for the nine months ended September 30, 2008 represented 14.28%, and 16.16%, respectively, of total net revenues for the period. Sales to no other customer represented greater than 10% of net revenues for the three and nine months ended September 30, 2008 and 2007.

The brother of Robert Carmichael, the Company’s Chief Executive Officer, as further discussed in Note 6 - RELATED PARTY TRANSACTIONS, owns Brownie’s Southport Diver’s Inc.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	RELATED PARTY TRANSACTIONS

Notes payable - related parties - Notes payable - related parties consist of the following as of September 30, 2008:

Promissory note payable to the Chief Executive Officer of the Company,unsecured, bearing interest at 7.5% per annum, due in monthly principal and interest payments of $7,050, maturing on August 1, 2013.	$344,368

Promissory note payable due an entity in which the Company’s Chief Executive Officer has a financial interest, GKR Associates, LLC., secured by second mortgage on real property, bearing 6.99% interest per annum, due in monthly principal and interest payments of $1,980, maturing on February 22, 2012.	72,004

416,372

Less amounts due within one year	80,168

Long-term portion of notes payable - related parties	$336,204

As of September 30, 2008, principal payments on the notes payable - related parties are as follows:

2008	$19,493
2009	81,655
2010	87,887
2011	94,595
2012	81,480
Thereafter	51,262

$416,372

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	RELATED PARTY TRANSACTIONS (continued)

Notes payable - related parties - Notes payable - related parties consist of the following as of December 31, 2007:

Promissory note payable to the Chief Executive Officer of the Company, secured by Company assets, bearing interest at 10% per annum, due in monthly principal and interest payments of $6,047, maturing on January 15, 2016, with final principal and interest payment of $4,360.	$404,183

Promissory note payable to an entity owned by the Company’s Chief Executive Officer, 940 Associates, Inc., secured by Company assets, bearing interest at 10% per annum, due in monthly principal and interest payments of $2,861, maturing on January 1, 2016.	190,941

Promissory note payable due an entity in which the Company’s Chief Executive Officer has a financial interest, GKR Associates, LLC., secured by second mortgage on real property, bearing 6.99% interest per annum, due in monthly principal and interest payments of $1,980, maturing on February 22, 2012.	85,657

680,781

Less amounts due within one year	70,924

Long-term portion of notes payable - related parties	$609,857

Revenues - The Company sells products to three entities owned by the brother of the Company’s Chief Executive Officer, Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys. Terms of sale are no more favorable than those extended to any of the Company’s other customers. Combined net revenues from these entities for the three months ended September 30, 2008 and 2007, was $106,572 and $176,722, respectively. Combined net revenues from these entities for the nine months ended September 30, 2008 and 2007, was $580,833 and $695,310, respectively. Sales to Robert Carmichael, the Chief Executive Officer of the Company, for the three and nine months ended September 30, 2008, were $3,504 and $3,895, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at September 30, 2008, was $94, $0, and $4,300, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2007, was $2,597, $1,038, and $0, respectively. Accounts receivable from Robert Carmichael was $4,128 at September 30, 2008.

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

Total royalty expense for the above agreements for the three months ended September 30, 2008 and 2007, was $23,675 and $23,337, respectively. Total royalty expense for the above agreements for the nine months ended September 30, 2008 and 2007, was $101,816 and $72,295, respectively.

Jeff Morris, a greater than 10% beneficial owner of common stock of the Company, provides management and strategic consulting services for BWMG. For these services, Mr. Morris earned $30,000, and $30,000, from the Company for the three months ended September 30, 2008, and 2007, respectively. For the nine months ended September 30, 2008, and 2007, Mr. Morris earned $90,000, and $90,000, respectively.

Effective July 31, 2008, the Company entered into an Asset Purchase Agreement with Robert Carmichael, the Company’s Chief Executive Officer and largest shareholder, pursuant to which the Company acquired a granted European and pending U.S. Patent relating to active control releasable ballast systems for diving equipment ( the “Intellectual Property”) and certain contracts related to the Intellectual Property (the “Contracts”). The Contracts included a non-exclusive licensing agreement with a third party for a fee of $228,000. The Intellectual Property and Contracts are collectively referred to as the “Assets”. Per the stated terms of the Asset Purchase Agreement, the purchase price for the Assets was $297,000, consisting of issuance of 100,000 of restricted shares of the Company’s common stock and $15,000. The number of shares was determined based on the average closing price of the common stock as reported on the “OTCBB” for the 12 month period ending three days prior to the Effective Date, ($2.82 per share). For financial reporting purposes, the value of the Assets consists of the cash consideration delivered at closing under current Contracts and Mr. Carmichael’s historical cost for the Assets if the stock price on the date of the transaction supports valuation in excess of the cash exchange value. Since the average price of the stock exchanged on the transaction day was less than the cash exchange value, the Contract fee receivable was valued at $213,000, the cash exchange value ($228,000 received under contract, less the $15,000 paid), thereby resulting in zero value attributed to the acquired Intellectual Property.

The fee received in July 2008 under the non-exclusive license fee referenced above was used to reduce certain Company debt, such as the related party note payable due to 940 Associates, Inc. of approximately $181,000 was retired, and the Company paid down the related party note payable to Robert M. Carmichael by approximately $35,000.

On August 11, 2008, the related party note due Robert M. Carmichael was restructured. The $350,000 restructured note represents a reduction in the annual interest rate from 10% to 7.5%, an acceleration of the maturity date from January 15, 2016 to August 1, 2013, and an increase in the monthly note payment from $6,047 to $7,050. Additionally, the restructured note is uncollateralized and eliminated the late payment penalty clause.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	RELATED PARTY TRANSACTIONS (continued)

Other liabilities - related parties

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

Accounts payable and accrued liabilities of $347,917 at September 30, 2008 consists of $172,334 accounts payable trade, $60,574 balance of legal expenses that were a Company expense prior to the reverse merger with Trebor Industries, Inc., $87,733 of accrued payroll and related fringe benefits, $18,000 of accrued property taxes, $3,586 of accrued interest, and $5,690 of other liabilities and accruals.

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

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	OTHER LIABILITIES

Other liabilities of $3,351 at September 30, 2008 consist of on-line training liability. Other liabilities of $9,477 at December 31, 2007 consist of $6,538 of on-line training liability, and $2,939 of deferred tooling expense.

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

10.	NOTES PAYABLE

Notes payable consists of the following as of September 30, 2008:

Promissory note payable secured by a vehicle of the Company having a carrying value of $523 at September 30, 2008, bearing no interest, due inmonthly principal and interest payments of $349, maturing on November 14, 2008.	$698

Revolving Line of Credit secured by a third mortgage on the real property of the Company with a carrying value $1,178,905 at September 30, 2008,bearing interest at the lender’s base rate plus 1.00% per annum. Interest payments are due monthly on the outstanding principal balance and the Line of Credit matures on March 5, 2009.	70,000

Promissory note payable secured by a first mortgage on the real property of the Company having a carrying value of $1,178,905 at September 30, 2008, interest at 6.99% per annum, due in monthly principal and interest bearing payments of $9,038, maturing on January 22, 2022.	935,645

1,006,343
Less amounts due within one year:	115,155

Long-term portion of notes payable	$891,188

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	NOTES PAYABLE (continued)

As of September 30, 2008, principal payments on the notes payable are as follows:

2008	$11,524
2009	115,239
2010	48,504
2011	52,006
2012	55,760
Thereafter	723,310

$1,006,343

Notes payable consists of the following as of December 31, 2007:

Promissory note payable secured by a vehicle of the Company having a carrying value of $3,664 at December 31, 2007, bearing no interest, due in monthly principal and interest payments of $349, maturing on November 14, 2008.	$3,839

Promissory note payable secured by real property of the Company having a carrying value of $1,195,514 at December 31, 2007, bearing interest at 6.99% per annum, due in monthly principal and interest payments of $9,038, maturing on January 22, 2022.	967,592

971,431

Less amounts due within one year:	46,032

Long-term portion of notes payable	$925,399

11.	REVERSE STOCK SPLIT

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

On August 22, 2007 the Company adopted an Equity Incentive Plan (the “Plan”). Under the Plan, Stock Options may be granted to Employees, Directors, and Consultants in the form of Incentive Stock Options or Nonstatutory Stock Options. Stock Purchase Rights, time vested and/performance invested Restricted Stock, and Stock Appreciation Rights and Unrestricted Shares may also be granted under the Plan. The initial maximum number of shares that may be issued under the Plan shall be 400,000 shares, and no more than 100,000 Shares of Common Stock may be granted to any one Participant with respect to Options, Stock Purchase Rights and Stock Appreciation Rights during any one calendar year period. Common Stock to be issued under the Plan may be either authorized and unissued or shares held in treasury by the Company. The term of the Plan shall be ten years. The Board of Directors may amend, alter, suspend, or terminate the Plan at any time. No Options, Stock Purchase Rights or Stock Appreciation Rights were granted under the Plan for the nine months ended September 30, 2008.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.	INCOME TAXES

The components of the provision for income tax (benefit) expense are as follows:

	Three months ended September 30, 2008	Nine months ended September 30, 2008
Current taxes:
Federal	$(30,381)	$102,925
State	(1,350)	25,660
Current taxes	(31,731)	128,585
Change in deferred taxes	2,824	55,200
Change in valuation allowance	(988)	(5,830)
Provision for income tax (benefit) expense	$(29,895)	$177,955

The current tax federal statutory and state tax rate for the three and nine months ended September 30, 2008 was 34% and 15%, respectively. The effective tax rate used for calculation of the deferred taxes as of September 30, 2008 was 34%. The adjustment to the provision resulting in a tax benefit in the third quarter of 2008 is attributable to the net loss for the period.

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at September 30, 2008:

Deferred tax assets:
Stock warrants	$16,885
Allowance for doubtful accounts	5,440
Net loss carry forward	41,179
On-line training certificate reserve	496
Total deferred tax assets	64,000
Valuation allowance	(22,400)

Deferred tax assets net of valuation allowance	41,600

Less: deferred tax asset - non-current	--

Deferred tax asset - current	$41,600

Deferred tax liability:
Depreciation and amortization timing differences	$6,279

Less: deferred liability - non-current	6,279

Deferred tax liability - current	$--

As of September 30, 2008, the Company has available a net operating loss carry forward that will expire in 2026. The Company has established a valuation allowance for 35% of the tax benefit due to the uncertainty regarding realization.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.	INCOME TAXES (continued)

The components of the provision for income tax benefit for the year ended December 31, 2007 are as follows:

Current Taxes:
Federal	$(12,196)
State	(5,626)
Current Taxes	(17,822)
Change in deferred taxes	(39,030)
Change in valuation allowance	(771)
Provision for income tax benefit	$(57,623)

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

15.	PRODUCT RECALL

In September 2008, the Company issued a voluntary product recall as a result of an internal engineering audit. Some inconsistencies were discovered with some components used in the direct drive low-pressure (hookah) compressors. These inconsistencies may result in premature wear of the compressor components and possible cessation of air flow and affected certain units manufactured since July 2007. Further details regarding the product recall are available on the Company’s website, browniedive.com, Technical Bulletin 080909. As a result, shipments were temporarily suspended during part of the third quarter of 2008 to address the recall. Recall costs were included as part of fixed labor costs since the majority of products that were the subject of the recall passed inspection without any replacement of components necessary.

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

Results of Operations for the Three Months Ended September 30, 2008, As Compared To the Three Months Ended September 30, 2007

Net revenues. For the three months ended September 30, 2008, we had net revenues of $762,945 as compared to net revenues of $850,471 for the three months ended September 30, 2007, a decrease of $87,526, or 10.29%. The decrease is primarily attributable to a decrease in low pressure hookah system sales resulting from an engineering product recall in September 2008. This recall resulted in a significant decline in hookah sales during September 2008 while the problem was being resolved. During this time period, recalled units were given priority status, inspected and corrections made if necessary, resulting in the delay of new product shipments during September 2008. Subsequent to the recall, new products manufactured contained an engineering modification that corrected the problem going forward. Shipments of previously affected products resumed as normal toward the later part of September 2008. For more information on the product recall refer to the Notes to the Financial Statements and Technical Bulletin 080909 posted on the Company’s website, www.browniedive.com

Cost of net revenues. For the three months ended September 30, 2008, we had cost of net revenues of $559,335 as compared to cost of net revenues of $563,934 for the three months ended September 30, 2007, a decrease of $4,599, or .82%. Cost of net revenues was fairly consistent between the two periods despite the fact that material cost usually fluctuates in direct relationship to net revenues. However, this did not occur in the third quarter of 2008 with material cost as percentage of net revenues increasing approximately 2.5% over the same period in 2007. This increase was primarily due to material cost increases without corresponding sales price increases during the period. The Company plans to reevaluate sales prices on products after year end and adjust them as warranted. Recall costs were included as part of fixed labor costs since the majority of products that were the subject of the recall passed inspection without any replacement of components necessary.

Gross profit. For the three months ended September 30, 2008, we had a gross profit of $203,610 as compared to gross profit of $286,537 for the three months ended September 30, 2007, a decrease of $82,927, or 28.94%. This decrease is primarily attributable to the decrease in net revenues for the three months ended September 30, 2008 as compared to the same period in 2007.

Operating expenses. For the three months ended September 30, 2008, we had total operating expenses of $278,672 as compared to total operating expenses of $256,916 for the three months ended September 30, 2007, an increase of $21,756, or 8.47%. The increase is not primarily attributable to any significant items but rather is representative of an across the board increase in most all operating expenses, some to support sales (including but not limited to telephone, travel, advertising, and credit card charges), and others as a function of the increase in the overall cost of supplies and services (including by not limited to office supplies, auto expense, utilities, repairs and maintenance , and insurance expense).

Other expense, net. For the three months ended September 30, 2008, we had other expense, net of $18,188 as compared to other expense, net of $38,259 for the three months ended September 30, 2007, a decrease of $20,071, or 52.46%. This account is comprised of other (income) expense and interest expense. Interest expense for the period decreased $15,489 primarily as a result of pay down and retirement of some related party debt at the beginning of August 2008. Other net expense (income) declined for the period by $4,582 primarily as a result of an insurance premium adjustment of approximately $6,000 assessed in the third quarter of 2007 without a comparable assessment for the same period in 2008.

Provision for income tax (benefit) expense. For the three months ended September 30, 2008, we had a provision for income tax benefit of $29,895, as compared to a provision of income tax expense of $39,874 for the three months ended September 30, 2007, an increase in provision for income tax benefit of $69,769, or 174.97%. This increase is primarily attributable to the increase in net loss before provision for income taxes for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, as well as a deferred tax asset adjustment in the third quarter of 2007 without comparable adjustment during the same period in 2008.

Net (loss) income. For the three months ended September 30, 2008, we had net loss of $63,355 as compared to net loss of $48,512 for the three months ended September 30, 2007, an increase in net loss of $14,843, or 30.60%. The increase is attributable to a decrease in gross profit of $82,927, an increase in operating expenses of $21,756, a decrease in other expenses of $20,071, and an increase in the provision for income tax benefit of $69,769.

Results of Operations for the Nine Months Ended September 30, 2008, As Compared To the Nine Months Ended September 30, 2007

Net revenues. For the nine months ended September 30, 2008, we had net revenues of $3,686,819 as compared to net revenues of $2,653,037 for the nine months ended September 30, 2007, an increase of $1,033,782, or 38.97%. The increase was primarily attributable to an increase in low pressure hookah system sales and related products of approximately $200,000 and an increase in high pressure tankfill system sales of approximately $825,000. The increase in hookah system sales and related products of $200,000 was comprised primarily of increased sales of recreational and electric hookah systems, built in low pressure systems, and hose reels systems.  The increase in tankfill system sales was primarily attributable to three large custom tankfill projects completed during the nine months ended September 30, 2008 that contributed approximately $970,000 to revenue for the period, whereas in the same period in 2007 custom tank fill projects contributed approximately $210,000 to revenue, a $760,000 increase in the current period. With regard to non-custom tankfill systems, there was an approximate increase of $65,000 for the nine months ended September 30, 2008 compared to the same period in 2007.

Cost of net revenues. For the nine months ended September 30, 2008, we had cost of net revenues of $2,323,124 as compared with cost of net revenues of $1,726,165 for the nine months ended September 30, 2007, an increase of $596,959, or 34.58%. The increase was primarily to support the increase in sales volume for the nine months ended September 30, 2008 as compared to same period in 2007. As a percentage of net revenues, cost of net revenues was down approximately 2%. This net decrease was primarily attributable to a decrease in costs attributable to the sales mix that included the large custom tankfill sales completed during the nine months ended September 30, 2008 without comparable sales contributing to the mix for the same period of 2007, and an increase in an overall material costs.

Gross profit. For the nine months ended September 30, 2008, we had gross profit of $1,363,695 as compared to gross profit of $926,872 for the nine months ended September 30, 2007, an increase of $436,823, or 47.13%. This increase is primarily attributable to the increase in net revenues coupled with the decrease in cost of net revenues (as a percentage of net revenues) for the nine months ended September 30, 2008 as compared to the same period in 2007.

Operating expenses. For the nine months ended September 30, 2008, we had total operating expenses of $840,861 as compared to total operating expenses of $763,377 for the nine months ended September 30, 2007, an increase of $77,524, or 10.16%.  The increase is not primarily attributable to a few significant items, but rather is representative of an across the board increase in most all operating expenses, some to support the increase in sales (including but not limited to telephone, travel, advertising, and credit card charges), and others as a function of the increase in the overall cost of supplies and services (including but not limited to office supplies, auto expense, utilities, repairs and maintenance, and insurance expense).

Other expense, net. For the nine months ended September 30, 2008, we had other expense, net of $87,919 as compared to other expense, net of $33,412 for the nine months ended September 30, 2007, an increase of $54,507, or 163.14%. The increase is primarily attributable to recognition of approximately $55,000 worth of other income in the second quarter of 2007 for online training certificates expiring unused, and the training liability estimate being adjusted downward to reflect the accumulated historical redemption rate. There was no comparable recognition of other income for the nine months ended September 30, 2008.

Provision for income tax (benefit) expense. For the nine months ended September 30, 2008, we had provision for income tax expense of $177,955, as compared to provision for income tax expense of $9,936 for the nine months ended September 30, 2007, an increase of $168,019, or 1,691.01%. This increase is primarily attributable to the increase in net income before provision for income taxes for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Net (loss) income. For the nine months ended September 30, 2008, we had net income of $256,960 as compared to net income of $120,187 for the nine months ended September 30, 2007, an increase of $136,773, or 113.8%. The increase is attributable to the increase in gross profit of $436,823, offset by the increases in operating expenses of $77,524, other expenses of $54,507, and the provision for income tax expense of $168,019.

Liquidity and Capital Resources

As of September 30, 2008, we had cash and other current assets of $1,109,889 and current liabilities of $859,152, or a current ratio of 1.29%.

The Company anticipates that cash generated from operations should be sufficient to satisfy the Company’s contemplated requirements for its current operations for at least the next twelve months. The Company does not anticipate any significant purchases of equipment during fiscal year 2008. The number and level of employees at September 30, 2008 is deemed adequate to maintain the Company's operations for at least the next 12 months.

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

Dependence on Consumer Spending

The success of the products in the Brownie’s Third Lung and Brownie’s Tank Fill lines depend largely upon a number of factors related to consumer spending, including future economic conditions affecting disposable consumer income such as employment, business conditions, tax rates, and interest rates. In addition our opportunities are highly dependent upon the level of consumer spending on recreational marine accessories and dive gear, discretionary spending items. There can be no assurance that consumer spending in general will not decline, thereby adversely affecting our growth, net sales and profitability or that our business will not be adversely affected by current downturns in the economy, boating industry, or dive industry. If consumer spending on recreational marine accessories and dive gear declines, we could be forced to curtail or cease operations.

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

We are also subject to interest rate risk on the balance of our revolving credit facility that matures on March 5, 2009 with Colonial Bank. Interest on the credit facility is variable based on the lender’s base rate plus 1%. Our balance at September 30, 2008 under the facility was $70,000. We do not believe there would be a large enough increase or decrease in the lender’s base through March 5, 2009 that would have a material effect on our future results of operations.

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

None.

ITEM 1A. RISK FACTORS

Not Applicable to Smaller Reporting Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

As disclosed on Form 8K filed on August 1, 2008, effective July 31, 2008, $100,000 shares of restricted common stock were issued to Robert Carmichael, the Chief Executive Officer of the Company, in conjunction with the Asset Purchase Agreement between him and Trebor Industries, Inc. The shares were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Not Applicable.

ITEM 6. EXHIBITS

EXHIBIT NO.	DESCRIPTION	LOCATION

2.2	Merger Agreement, dated June 18, 2002 by and among United Companies Corporation, Merger Co., Inc. and Avid Sportswear & Golf Corp.	Incorporated by reference to Exhibit 2.02 Amendment No. 1 to Form S-4 filed June 24, 2002

2.3	Articles of Merger of Avid Sportswear & Golf Corp. with and into Merger Co., Inc.	Incorporated by reference to Exhibit 2.03 Amendment No. 1 to Form S-4 filed June 24, 2002

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.05 Amendment No. 1 to Form S-4 filed June 24, 2002

3.2	Articles of Amendment	Incorporated by reference to the appendix to the Company's Definitive Information Statement on Schedule 14C filed July 31, 2007

3.2	Bylaws	Incorporated by reference to Exhibit 3.04 to the Registration Statement on Form 10-SB

5.1	2007 Stock Option Plan	Incorporated by reference to the appendix to the Company's Definitive Information Statement on Schedule 14C filed July 31, 2007

10.1	Share Exchange Agreement, dated March 23, 2004 by and among the Company, Trebor Industries, Inc. and Robert Carmichael	Incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K filed April 9, 2004

10.2	Two Year Consulting Agreement with Jeff Morris effective January 1, 2005 for Manage-ment and Strategic Services and Warrants issued in conjunction with the same.	Incorporated by reference to Exhibit 10.14 to Current Report on Form 8-K filed on March 11, 2005.

10.3	Non-Exclusive License Agreement - BC Keel Trademark	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended September 30, 2005 filed August 15, 2005.

10.4	Non-Exclusive License Agreement - Buoyancy Compensator (and Dive Belt) Weight System	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended September 30, 2005 filed August 15, 2005.

10.5	Exclusive License Agreement - Brownie's Third Lung, Brownie's Public Safety, Tankfill, and Related Trademarks and Copyrights	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended September 30, 2005 filed August 15, 2005.

10.6	Non-Exclusive License Agreement - Drop Weight Dive Belt	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended September 30, 2005 filed August 15, 2005.

10.7	Non-Exclusive License Agreement - Garment Integrated or Garment Attachable Flotation Aid and/or PFD	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended September 30, 2005 filed August 15, 2005.

EXHIBIT NO.	DESCRIPTION	LOCATION

10.8	Non-Exclusive License Agreement - Inflatable Dive Market and Collection Bag	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended September 30, 2005 filed August 15, 2005.

10.9	Non-Exclusive License Agreement - SHERPA Trademark and Inflatable Flotation Aid/Signal Device Technology	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended September 30, 2005 filed August 15, 2005.

10.10	Non-Exclusive License Agreement - Tank- Mounted Weight, BC or PFD-Mounted Trim Weight or Trim Weight Holding System	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended September 30, 2005 filed August 15, 2005.

10.11	Exclusive License Agreement - Brownie’s Third Lung and Related Trademarks and Copyright	Incorporated by reference to Exhibit 10.26 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.12	Redemption Agreement - Cornell Capital Partner’s, LP Secured Convertible Debentures	Incorporated by reference to Form 8K filed on June 2, 2006

10.13	Agreement for Purchase and Sale of Property Between Trebor Industries, Inc. and GKR Associates, Inc. dated February 21, 2007	Incorporated by reference to Exhibit 10.28 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.14	First Mortgage dated February 22, 2007 between Trebor Industries, Inc. and Colonial Bank	Incorporated by reference to Exhibit 10.29 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.15	Note dated February 22, 2007 payable to GKR Associates, Inc.	Incorporated by reference to Exhibit 10.30 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.16	Second Mortgage dated February 22, 2007 between Trebor Industries, Inc. and GKR Associates, LLC	Incorporated by reference to Exhibit 10.31 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.17	Promissory Note dated January 1, 2007 payable to Robert M. Carmichael	Incorporated by reference to Exhibit 10.32 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.18	Promissory Note dated January 1, 2007 Payable to 940 Associates, Inc.	Incorporated by reference to Exhibit 10.33 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.19	Purchase and Sale Agreement with GKR Associates, LLC	Incorporated by reference to Form 8K filed on March 23, 2007.

10.20	Asset Purchase Agreement between Trebor Industries, Inc. and Robert Carmichael	Incorporated by reference to Form 8K filed on August 1, 2008.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith

EXHIBIT NO.	DESCRIPTION	LOCATION

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith

32.1	Certification Pursuant to Section 1350	Provided herewith

32.2	Certification Pursuant to Section 1350	Provided herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 11, 2008	BROWNIE’S MARINE GROUP, INC.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer