Form 10-K
period 2008-12-31
Brownie's Marine Group, Inc
filed 2009-03-24
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

(MARK ONE)

☑           Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

The aggregate market value of the Company's voting stock held by non-affiliates as of March 1, 2009 was approximately $121,984 based on the average closing bid and asked prices of such stock on that date as quoted on the Over the-Counter Bulletin Board.

There were 1,785,538 shares of common stock outstanding as of March 1, 2009.

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

PART I

Item 1.	Business.

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

Mr. Carmichael has operated Trebor as its President since 1986.  Since April 16, 2004, Mr. Carmichael has served as President, Acting Principal Accounting Officer and Acting Chief Financial Officer of the Company.  From March 23, 2004 to April 26, 2004, Mr. Carmichael served as the Company’s Executive Vice-President and Chief Operating Officer.  He is the holder or co-holder of numerous patents that are used by Trebor and several other large original equipment manufacturers in the diving industry.

The Company’s products are classified into three main sales categories: Brownie’s Third Lung, Brownie’s Tankfill, and Brownie’s Public Safety.

The Brownie’s Third Lung product category generates a significant portion of the Company’s net revenues.  Included in this category are surface supplied diving products, commonly called hookah systems and Brownie's Integrated Air Systems (“BIAS”).  These systems allow one to four divers to enjoy the marine environment without the bulk and weight of conventional SCUBA gear.  We believe that Hookah and BIAS diving hold greater appeal to families with children of diving age than does conventional SCUBA.  The reduction of weight by eliminating the tank allows smaller divers, especially children, to participate more actively and enjoyably. In conjunction with these systems, Brownie’s Third Lung supplies a variety of other products to support this market. These products are sold through SCUBA diving, sporting, marine, and boating retailers.  All hookah units sold include on-line training certificates.  The training certificates entitle the holder to an on-line interactive course at no additional charge to the holder.  The number of on-line training certificates issued per unit is the same as the number of divers the unit as sold is designed to accommodate (i.e., a three diver unit configuration comes with three on-line training certificates).  It is anticipated that the final phase of the training will still be completed through traditional dive retailers and instructors.  Web-based training allows consumers that are not already certified divers to initiate the required training for use of the system on their own schedule. It also addresses the training aspect that was previously a sale consideration at point-of-sale.  The addition of the web based training program has expanded the market for Brownie’s since it can now sell hookah systems to the non-diving public.

Brownie’s Tankfill became the product category net revenues leader in 2008, through the design, installation and maintenance of yacht-based high-pressure and low-pressure compressors for diving on air and mixed gases. Many yacht owners enjoy the convenience and freedom of filling their own diving tanks with air, NITROX or custom mixed gases while out on cruise, freeing them from carrying extra cylinders or the need to locate a reputable source in various ports-of-call. Brownie’s Tankfill specializes in the design and installation of high-end custom systems to do just that. From surveying the vessel for installation requirements to custom fabrication of the necessary components, Brownie’s Tankfill provides all the services necessary to satisfy this market.  The Company has established a number of relationships with yacht builders to allow shipyards to market and sell the Brownie’s Tankfill systems.  We believe that every large vessel currently in service, being re-fitted, or being built is a potential customer.  Through OEM relationships we expand our market to reach these customers.  Toward that end we have grown our number of OEM relationships to approximately eleven and continue to pursue more through direct contact with yacht-builders.

The Brownie’s Public Safety product category provides integrated and stand-alone flotation and emergency/rescue equipment for use by fire departments and other government agencies in their on-water/near-water activities. “Rescue, not Recovery” is the marketing slogan for this product category, and the driving force behind development. We believe municipalities and government agencies can increase their own safety while responding more quickly in emergencies through the use of our products.  We continue to pursue product distributorships to expand this market.

Our Products and Services by Category and Their Related Websites

Brownie’s Third Lung  (www.browniedive.com) - Surface Supplied Air (SSA), Hookah, (Low Pressure Units) - Recreational surface supplied air units (gas and electric), Commercial surface supplied air units (gas and electric), Integrated air systems (built-in systems) with or without an Electronic Reel (E-Reel), Pressurized snorkel (battery), Egressor packages and regulators, hookah hoses and regulators, Drop Weight Cummerbelt, Dive weight belts, SeaDoo Sea Scooters, Twin-trim, Diving hose, Diving kits, Dive Hose connections, Replacement SS engines, compressors, miscellaneous service parts, SSA accessories including but not limited to gear bags, dog snares, and keel and trim weight packages.

Brownie’s Tankfill  (www.tankfill.com) - Tankfill Systems (High And Low Pressure Units) -Yacht pro automated compressors (heavy-duty service capacity), Yacht pro automated compressors (medium-duty service capacity), Marine basic compressors (light-duty service capacity), Bauer portable compressors (light-duty service capacity), Custom tankfill and nitrox generation systems for yachts, NitroxMakers, Four-way fill manifolds, Remote fill control panels, High pressure storage/cascade systems, Custom tank racks, Kaeser low pressure compressors and components, Built in compressor systems, Design and engineering services including but not limited to AutoCAD, Nitrox generation, and custom gas mixing, Repairs and service on all products sold.

Brownie’s Public Safety (www.browniespublicsafety.com) - Public Safety Dive Gear and Accessories -SHERPA, HELO systems, Rapid Entry System (RES), Garment integrated personal flotation device (water extrication buoyancy system: WEBS), Fast float system, Personal life raft, Surf shuttle, lift bags, various other safety related accessories.

Some of the Company’s Products in Depth

Surface Supplied Air Systems:  The Company produces a line of Surface Supplied Diving products, commonly called hookah systems. These systems allow one to four divers to enjoy the marine environment up to 90 feet without the bulk and weight of conventional SCUBA-gear.  We believe that hookah diving holds greater appeal to families with children of diving age than does conventional SCUBA.  The reduction of weight by eliminating the tank allows smaller divers, especially children, to participate more actively and enjoyably. The design of our product also reduces the effort required to both transport and use it.  We believe the PELETON™ Hose System revolutionizes hose management for recreational surface supplied diving.  It reduces the work required of any single diver by dispersing the load over the entire group. We use a single, larger diameter hose as a main downline with up to four individual hoses attached to it. This configuration not only reduces the weight and bulk of the hose required, but also reduces drag and entanglement. An entire line of deck-mounted systems is available for commercial applications that demand extremely high performance.  In addition to the gasoline-powered units, a series of electric powered systems is also available for light to commercial duty. Powered by battery for portability or household current for virtually unlimited dive duration, these units are used primarily by businesses that work in a marine environment.

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

Brownie’s Integrated Air Systems (BIAS™): Compressed air can have many uses on a boat.  The E-Reel and Built in Battery Systems discussed above are just a few examples of BIAS.  In addition to supplying air to divers, integrated air systems provide for the inflating fenders, opening of doors, blowing of air horns, flushing toilets and more.

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

BC KEEL Counterweight System:  Is what we believe is a revolutionary ballast system designed to offset the inherent buoyancy of a SCUBA tank and provide the diver with a more reliable ‘face -up’ surface position.  We believe our product has the technical and affordable potential to become the “primary ballast system” with the right promotion and education of the diving public.  A weight system is one of the four most popular items that almost ALL divers buy before the completion of Open Water I Certification: Mask, Snorkel, Fins, and Weight system, because these items are affordable, small, universal, and personal.

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

Rapid Entry System (RES) and HELO System:  The Brownie’s Public Safety product line exists to address the needs of the public safety dive market.  The inherent speed and ease of donning our Drop Weight Cummerbelt with Egressor Add-on Kit identified it as an obvious choice for rapid response for water-related emergencies. A first-responder or officer on-scene can initiate the location and extraction of victims while the dive team is en-route, saving valuable time and increasing the chances for survival of victims. The RES is a small SCUBA system that can be quickly donned over clothes, usually in less than sixty seconds.  Its small size allows it to be stored in areas that would never accommodate a full set of SCUBA gear. The 13 cubic foot aluminum tank can provide up to 15 minutes of air at the surface. The air cell remains stowed under the protective cover and can be partially inflated to achieve positive flotation.  The covers specially designed break-away zipper bursts open to provide instant inflation yet “heals” and can be repacked and fastened quickly in the field. The HELO offers all the same features, but has been specially designed and modified for rescue divers working from helicopters. By placing the cylinder in the front and adding leg straps, the HELO allows divers to use the standard seating configurations. The advantages of this system over full sized SCUBA rigs are increased mobility for the diver and diminished space requirements for the gear. Since the bottle is mounted at the diver’s waist, he can more easily control his gear during deployment, further adding to the comfort and safety.

Market Data

The Company operates in both the SCUBA Diving and the Marine Industries.  The following is general market data for both:

SCUBA Diving Industry

The following data is based on information reported on Professional Association of Dive Instructors’ (PADI) website, www.padi.com, as of March 15, 2009:  PADI certifies approximately 60% of all new divers in the United States. PADI issued 536,580 new divers certifications worldwide in 2007 (the most recent information available). Thus, per our extrapolation, an estimated 894,300 new divers were certified by all the training agencies collectively worldwide in 2007.  PADI estimates that the range of active divers in the United States ranges from 1.6 million to 2.9 million based on data it collected.  Per PADI, the largest number of SCUBA certifications completed each year in the United States has been in Florida. Also, per PADI’s statistics, the cumulative number of certifications issued by PADI  from 1967 through 2007 is 10,603,339.

Marine Industry

The following data is based on the 2007 Boating Abstract published by the National Marine Manufacturers Association (NMMA) in 2008, www.nmma.org:

Recreational boating contributed approximately $37.5 billion in 2007 to the nation’s economy, a decrease of 5% from 2006.  There were 12.7 million boats registered in the United States in 2006, and of this amount, Florida captured the number one ranking with 988,652 registrations.  Total dollars spent on new power boats, motors, trailers and accessory purchases in 2007 was $14.5 billion down from $16.8 billion in 2006.  Florida ranked number one among all the states capturing $2.1 billion of this market, down from $2.5 billion.  Total aftermarket accessory sales fell to approximately $2.6 billion in 2007 from $2.8 billion in 2006.  However, over the last ten years aftermarket sales have more than doubled from $1.2 billion in 1997 to $2.6 billion in 2007.  NMMA reports that more Americans went boating in 2007 than in 2006 despite the decrease in boat sales and the soft economy.  Adult participation in recreational boating was 59.1 million in 2007 up from 53.6 million in 2006, or a 10% increase.

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

Tradenames and Patents

Tradenames

The Company has licensed from two entities in which the Chief Executive Officer has an ownership interest, the exclusive use of the following registered and unregistered tradenames, trademarks and service marks for the terms of their indefinite lives: Brownie’s Third Lung™, browniedive.com, Brownie’s, Brownie’s Third Lung oval symbol, browniedive, NitroxMaker™, HELO, RES, fast float rescue harness, tankfill.com, browniestankfill, browniestankfill.com, browniespublicsafety.com, and browniespublicsafety, Peleton Hose System, Twin-Trim, Kayak Diving Hose Kit, Bell Bottom Flag Bag, and Brownie’s Dogsnare.

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

Pending: Break Away Keel with Neutralizing Buoyancy Offset (Advanced BC Keel Design).

The Company owns a patent for an Active Control Releasable Ballast.  This patent is utilized in the drop weight cummerbelt.  The patent was acquired on July 31, 2008 from Robert Carmichael, the Chief Executive Officer of the Company, for restricted stock.  In addition, effective March 3, 2009 the Company acquired from Mr. Carmichael, six other patents both issued and pending, some that were previously licensed by the Company.  These patents were acquired from Mr. Carmichael in exchange for stock options.  The patents include the patents on the Drop Weight Cummerbelt, a filed dive belt patent, and a series of filed patents on a Buoyancy Compensator, Utility Backpack, Transport Harness or Like Garment with Adjustable One Size Component for Use by a Wide Range of Individuals  The transactions are further detailed in the Related Party and the Subsequent Event Notes to the year end 2008 financial statements.  Mr. Carmichael believes that the recent equity based transfers of the Intellectual Property to the Company are in the best interest of the Company because by acquiring the Intellectual Property, the Company (i) eliminated an estimated $41,000 net discounted cash flows it would otherwise have had to pay related to the Intellectual Property through 2018, (ii) is provided with an opportunity to further develop the Intellectual Property, (iii) is provided with the ability to incorporate the Intellectual Property into current and future products, and (iv) is provided with the opportunity to license the Intellectual Property to third parties.

Marketing

Print Literature, Public Relations, and Advertising

We have in-house graphic design and public relations department to create and maintain product support literature, catalogs, mailings, web-based advertising, newsletters, editorials, advertorials, and press releases.  We also target specific markets by selectively advertising in journals and magazines that we believe reach our potential customers.

Tradeshows

In 2008 the Company was represented at the following annual trade shows: Miami Yacht and Brokerage Show, Fort Lauderdale International Boat Show, the Palm Beach Boat Show, and International Boat Exhibitors Exchange (IBEX).

Websites

The Company has several websites: www.browniedive.com, www.tankfill.com, www.browniesmarinegroup.com, and www.browniespublicsafety.com.  Additionally, all our products are marketed on our primary customers’ website.  In addition, to these websites, numerous other websites have quick links to the Company’s websites.  Our products are available domestically and internationally.  Internet sales and inquiries are also supported by the Company as a preferred method of many of our customers, particularly International customers.

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

Product Research and Development (R&D)

We continuously work to provide our customers with both new and improved products. We offer research and development services to not only the related entities we license our patents and trademarks from, but also to other customers as well. R&D services for customers and the related entities are invoiced in the normal course of business.  In addition, we are working on internal research and development projects toward the goal of developing some of our own patentable products. Research and development costs for the year ended December 31, 2008 and 2007, were $26,510 and $3,780, respectively.

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

Customers

We are predominantly a wholesale distributor to retail dive stores, marine stores, and shipyards.  This includes approximately 250 active independent Brownie dealers.  We retail our products to including, but not limited to, boat owners, recreational divers and commercial divers.  Our largest customer and Brownie dealer is Brownie’s Southport Diver’s, Inc. (BSD), a related entity owned by the brother of Robert Carmichael, the Company’s Chief Executive Officer.  Sales to BSD for the years ended December 31, 2008 and 2007 represented, 10.78% and 22.43%, respectively, of total Company net revenues. Sales to Al Masaood Marine and Engineering Division and to Shadow Marine for the years ended December 31, 2008 represented 12.79% and 11.20%, respectively, of total net revenues. Sales to no other customer represented greater than 10.00% of net revenues for the years ended December 31, 2008 and 2007.

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

Competition

We consider the most significant competitive factors in our business to be low prices, shopping convenience, the variety of available of products, knowledgeable sales personnel, rapid and accurate fulfillment of orders, and prompt customer service.  We currently recognize one significant competitor in hookah sales and two significant competitors in high pressure tankfill sales. Products from the hookah competitor and those from one of the tankfill competitors are very similar to ours as the principals in both received their training in the industry from Brownie’s as previous employees of the Company. Brownie’s other competitor in high pressure tankfill is a large multi-national company that does not offer significant customization, thereby we believe reducing our head-to-head competition in many cases.  We believe we do not have significant competitors in the Brownie’s Tankfill line of high-end custom yacht packages.

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

Personnel

We currently have eighteen (18) full time employees and (1) part time employee at our facility in Fort Lauderdale, Florida: eight (8) are classified as sales and administrative or management, and eleven (11) are classified as factory or administrative support. We utilize consultants when needed in the absence of available in-house expertise.  Our employees are not covered by a collective bargaining agreement.

Seasonality

The main product categories of our business, Brownie’s Third Lung and Brownie’s Tankfill, are seasonal in nature.  The peak season for Brownie’s Third Lung’s products is generally the second and third quarters of the year.  The peak season for Brownie’s Tankfill’s products is generally the fourth and first quarters of the year.  Since the seasons complement one another, we are able to shift cross-trained factory and warehouse personnel between the two product categories as needed throughout the year.  Thus, the Company is able to avoid the down time normally associated with seasonal business.

Item 1A.	Risk Factors.

The Company is subject to various risks that may materially harm its business, financial condition and results of operations.  These may not be the only risks and uncertainties that the Company faces.  Additional risks that we do not yet know of or that we currently think are immaterial may also impair our future business operations.  If any of these risks or uncertainties actually occurs, the Company’s business, financial condition or operating results could be materially harmed.  In that case, the trading price of the Company’s common stock could decline and you could lose all or part of your investment.

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

We Require Additional Personnel and Could Fail To Attract or Retain Key Personnel

In addition, our continued growth depends on our ability to attract and retain a Chief Financial Officer, a Chief Operations Officer, and additional skilled associates.  We are currently utilizing the services of two professional consultants to assist the Chief Executive Officer in the areas of finance and operations.  The loss of the services of these consultants prior to our ability to attract and retain a Chief Financial Officer or Chief Operations Officer or further assistance in these areas  may have a material adverse effect upon us. Also, there can be no assurance that we will be able to retain our existing personnel or attract additional qualified associates in the future.

Our Failure to Obtain and Enforce Intellectual Property Protection May Have a Material Adverse Effect on Our Business

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

Reliance on Vendors and Manufacturers

We deal with suppliers on an order-by order basis and have no long-term purchase contracts or other contractual assurances of continued supply or pricing.  In addition, we have no long-term contracts with our manufacturing sources and compete with other companies for production facility capacity.  Historically, we have purchased enough inventories of products or their substitutes to satisfy demand.  However, unanticipated failure of any manufacturer or supplier to meet our requirements or our inability to build or obtain substitutes could force us to curtail or cease operations.

Dependence on Consumer Spending

The success of the our business depends largely upon a number of factors related to consumer spending, including current and future economic conditions affecting disposable consumer income such as employment, business conditions, tax rates, and interest rates.  In times of economic uncertainty, consumers tend to defer expenditures for discretionary items, which affects demand for our products.  Any significant deterioration in overall economic conditions that diminishes consumer confidence or discretionary income can reduce our sales and adversely affect our financial results.  The impact of weakening consumer credit markets; layoffs; corporate restructurings; higher fuel prices; declines in the value of investments and residential real estate; and increases in federal and state taxation can all negatively affect our results.  There can be no assurance that in this type of environment consumer spending will not decline, thereby adversely affecting our growth, net sales and profitability or that our business will not be adversely affected by continuing or future downturns in the economy, boating industry, or dive industry.  If declines in consumer spending on recreational marine accessories and dive gear are other than temporary, we could be forced to curtail or cease operations.

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

Item 2.	Properties.

The corporate headquarters, factory and distribution center of the Company are located at 936/940 NW 1st Street, Ft. Lauderdale, FL  33311.  The facilities are comprised of approximately 16,000 square feet of space of which approximately 7,500 square feet is office, and the remainder is factory and warehouse space.  We believe that the facilities are suitable for their intended purpose, are being efficiently utilized and provide adequate capacity to meet demand for the foreseeable future.  The facilities are encumbered by a first and second mortgage.  In addition, a third mortgage exists on the property to the extent of the outstanding balance existing under the Company’s line of credit.  Information regarding the mortgages is disclosed in the Notes Payable and Related Party Notes to the Company’s year ended December 31, 2008 financial statements.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities.

The Company’s common stock was quoted on the Over-the-Counter Bulletin Board under the symbol “UCPJ” through August 22, 2007 at which time the symbol was changed to “BWMG”.  The Company’s high and low bid prices by quarter during 2008 and 2007, as provided by the Over the Counter Bulletin Board are provided below and have been adjusted retrospectively for the 1-100 reverse stock split that was effectuated on August 23, 2007. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.  On March 1, 2009, the closing price of our common stock, as reported on the Over-the-Counter Bulletin Board, was $0.20 per share.

	Calendar Year 2008
	High Bid	Low Bid
First Quarter	$1.10	$.55
Second Quarter	$1.10	$.30
Third Quarter	$1.89	$.65
Fourth Quarter	$.90	$.15

	Calendar Year 2007
	High Bid	Low Bid
First Quarter	$5.10	$1.60
Second Quarter	$6.70	$3.10
Third Quarter	$3.50	$1.15
Fourth Quarter	$2.50	$1.10

Holders of Common Stock

As of March 1, 2009, we believe the Company had in excess of 250 shareholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

On August 22, 2007 the Company adopted an Equity Incentive Plan (the “Plan”).  Under the Plan, Stock Options may be granted to Employees, Directors, and Consultants in the form of Incentive Stock Options or Nonstatutory Stock Options.  Stock Purchase Rights, time vested and/performance invested Restricted Stock, and Stock Appreciation Rights and Unrestricted Shares may also be granted under the Plan.  The initial maximum number of shares that may be issued under the Plan shall be 400,000 shares, and no more than 100,000 Shares of Common Stock may be granted to any one Participant with respect to Options, Stock Purchase Rights and Stock Appreciation Rights during any one calendar year period.  Common Stock to be issued under the Plan may be either authorized and unissued or shares held in treasury by the Company.  The term of the Plan shall be ten years.  The Board of Directors may amend, alter, suspend, or terminate the Plan at any time.  The table below includes information as of December 31, 2008.

Equity Compensation Plan Information as of December 31, 2008

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted – average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	211,000	$1.07	189,000
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	211,000	$1.07	189,000

Sales of Unregistered Securities

Effective December 31, 2008, the Company granted 211,000 fully vested incentive stock options under the Plan to a total of 23 key employees, consultants and officers under the Plan.  The fair value of the options was determined to be $31,650 using the Black-Scholes Model.  Accordingly, the Company recognized $31,650 in operating expense for the options as of December 31, 2008.  The options were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.  The options include a legend restricting their transferability absent registration or applicable exemption.  Through March 1, 2009, 1,000 options were cancelled in accordance with the Termination of Option clause of the Incentive Stock Option Agreement.

Item 6.	Selected Financial Data.

Information not required by smaller reporting company.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Financial Performance

For the years ended December 31, 2008 and 2007, BWMG had net income of $219,668 and $62,460, respectively.

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

Inventory- Inventory is stated at the lower of cost or market.  Cost is principally determined by using the average cost method that approximates the first-in, first-out (FIFO) accounting method at the Company.  Inventory consists of raw materials as well as finished goods held for sale.  The Company’s management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required.

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

Revenue recognition – Revenues from product sales are recognized when the Company’s products are shipped.  Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost of each contract.  This method is used because management considers the percentage of cost incurred to date to estimated total cost to be the best available measure of progress on the contracts.

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

Advertising and marketing costs – The Company recognizes advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used.  Advertising and trade show expenses incurred for the year ended December 31, 2008 and 2007, were $38,948 and $25,590,  respectively.

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

Effective December 31, 2008, the Company granted 211,000 fully vested incentive stock options to certain key employees, consultants and officers under the Equity Incentive Plan.  The fair value of the options was determined to be $31,650 using the Black-Scholes Model.  Accordingly, the Company recognized $31,650 as operating expense for the options as of December 31, 2008.

Fair value of financial instruments - The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature.

Earnings (loss) per common share – Basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities.  Basic earnings (loss) per share is computed using the weighted-average number of outstanding common shares during the applicable period.  Diluted earnings (loss) per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  This statement is intended to enhance the current disclosure framework in SFAS No. 133.  Under SFAS No. 161, entities will have to provide disclosures about (a) how and why and entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c), how derivative instruments and related hedged items effect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for all financial statements issued for fiscal and interim periods beginning after November 15, 2008.  Since the Company does not currently have any derivative instruments, nor does it engage in hedging activities, the Company expects to have no significant financial impact as a result of adoption of SFAS No. 161.

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

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110 (“SAB 110”).  SAB 110 relates to the use of the “simplified” method, as discussed in SAB No. 107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share option in accordance with SFAS No. 123 (revised 2004), Share-Based Payment.  The Staff’s view in SAB 107 was that it did not expect companies to use the simplified method for share option grants after December 31, 2007 since it believed that more detailed external information about employee exercise behavior would be available to companies by this date.  Since this is not true in all cases, SAB 110 states that under certain circumstances, the Staff will continue to accept the use of the simplified method beyond December 31, 2007.  The Company is currently evaluating this guidance and does not anticipate it will have significant financial impact

The following discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to allowance for doubtful accounts and deferred income tax assets.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations for the Year Ended December 31, 2008, As Compared To the Year Ended December 31, 2007

Net revenues.  For the year ended December 31, 2008, we had net revenues of $4,697,737 as compared to net revenues of $3,204,395 for the year ended December 31, 2007, an increase of $1,493,342 or 46.60%.  The increase was primarily attributable to an increase in low pressure hookah system sales and related products of approximately $200,000 and an increase in high pressure tankfill system sales of approximately $1,300,000.  The increase in hookah system sales and related products of $200,000 was comprised primarily of increased sales of recreational and electric hookah systems, built in low pressure systems, and hose reel systems.  The increase in tankfill system sales was primarily attributable to four large custom tankfill projects during the year ended December 31, 2008, three completed and one in progress at year end December 31, 2008.  These projects contributed approximately $1,400,000 to net revenues for the period, whereas in the same period in 2007 custom tank fill projects contributed approximately $210,000 to net revenues, a $1,190,000 increase in the current period.  With regard to non-custom tankfill systems, there was an approximate increase of $110,000 to net revenues for the year ended December 31, 2008 compared to the same period in 2007.

Cost of net revenues.  For the year ended December 31, 2008, we had cost of net revenues of $3,024,793 as compared with cost of net revenues of $2,148,843 for the year ended December 31, 2007, an increase of $875,880, or 40.76%.  The increase was primarily to support the increase in sales volume for the year ended December 31, 2008 as compared to same period in 2007.  As a percentage of net revenues, cost of net revenues was down approximately 3%.  This net decrease was primarily attributable to a decrease in costs attributable to the sales mix that included the large custom tankfill sales completed during the year ended December 31, 2008 without comparable sales contributing to the mix for the same period of 2007, and an increase in an overall material costs.

Gross profit.  For the year ended December 31, 2008, we had a gross profit of $1,673,014 as compared to gross profit of $1,055,552 for the year ended December 31, 2007, an increase of $617,462, or 58.50%.  This increase is primarily attributable to the increase in net revenues coupled with the decrease in cost of net revenues (as a percentage of net revenues) for the year ended December 31, 2008 as compared to the same period in 2007.

Operating expenses.  For the year ended December 31, 2008, we had total operating expenses of $1,134,794 as compared to total operating expenses of $957,263 for the year ended December 31, 2007, an increase of $177,531, or 18.55%.  Research and development costs increased $22,730 and selling, general and administrative costs increased $154,801. The increase in selling, general and administrative costs is attributable to an across the board increase in most operating expenses, some to support the increase in sales (including but not limited to telephone, travel, advertising and trade show expense, and truck expense), and others as a function of the increase in the overall cost of supplies and services (including but not limited to office supplies, auto expense, utilities, repairs and maintenance, and insurance expense).

Other expenses, net.  For the year ended December 31, 2008, we had other expenses, net of $99,934 as compared to other expenses, net of $93,452 for the year ended December 31, 2007, an increase of $6,482, or 6.94%.  The increase is primarily attributable to approximately $11,000 less interest expense and approximately $18,000 less other income, net.  The decrease in interest expense is primarily a result of satisfaction of some related party debt on July 31, 2008, resulting in five less months of interest on this debt in 2008 as compared to 2007.  The other income and expense, net account has various nonrecurring type transactions, thus whereas we had recovery of bad debt and adjustment downward of the online training certificates reserve in 2007 to match historical redemption rates, we did not have comparable transactions in 2008.

Provision for income tax expense.  For the year ended December 31, 2008, we had a provision for income tax expense of $218,618, as compared to a provision for income tax benefit of $57,623 for the year ended December 31, 2007, an increase in provision for income tax expense of $276,241 or 479.39%.  This increase is primarily attributable to the increase in net income before provision for income taxes and full utilization of the net operating loss carryforward from 2007 for the year ended December 31, 2008 as compared to the year ended December 31, 2007.

Net income.  For the year ended December 31, 2008, we had net income of $219,668 as compared to net income of $62,460 for the year ended December 31, 2007, an increase of $157,208, or 251.69%.  The increase is attributable to the increase in gross profit of $617,462, offset by the increases in operating expenses of $177,531, other expenses, net of $6,482, and the provision for income tax expense of $276,241.

Liquidity and Capital Resources

As of December 31, 2008, the Company had cash and current assets of $1,196,351 and current liabilities of $976,675, or a current ratio of 1.23%.  As of December 31, 2007, the Company had cash and current assets of $951,538 and current liabilities of $942,808, or a current ratio of 1.01%.

On March 5, 2008, the Company secured a $100,000 variable rate revolving line of credit.  The line of credit is evidenced by a third mortgage on the real property.  The interest rate is the lender’s base rate (currently 6.00%), plus 1.00%, resulting in an initial rate of 7.00%.  The line of credit is secured by the Company’s assets and the real property up to the value of the outstanding balance due under the line of credit.  The amount available under the line of credit was increased to $200,000 on December 2, 2008.  Interest payments are due on the outstanding principal balance monthly, and the line of credit matures on December 2, 2009.  At December 31, 2008 the balance outstanding under the line of credit was $200,000.

The Company anticipates that cash generated from operations should be sufficient to satisfy the Company’s contemplated cash requirements for its current operations for at least the next twelve months.  The Company does not anticipate any significant purchases of equipment during fiscal year 2009. The Company believes the number and level of employees at December 31, 2008 is adequate to maintain the Company's operations for at least the next 12 months.

Contractual obligations of the Company as of December 31, 2008 are set forth in the following table:

Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$1,527,631	$330,865	$279,954	$244,741	$672,071
Operating Lease Obligations	3,169	3,169	—	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	—	—	—	—	—
Total	$1,530,800	$334,034	$279,954	$244,741	$672,071

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Market risk generally represents the risk of loss that may be expected to result from the potential change in value of a financial instrument as a result of fluctuations in credit ratings of the issuer, equity prices, interest rates or foreign currency exchange rates. We do not use derivative financial instruments for any purpose.

We are also subject to interest rate risk on the balance of our revolving credit facility that matures on December 2, 2009 with Colonial Bank.  Interest on the credit facility is variable based on the lender’s base rate plus 1%. Our balance at December 31, 2008 under the facility was $200,000.  We do not believe there would be a large enough increase or decrease in the lender’s base through December 2, 2009 that would have a material effect on our future results of operations.

Item 8.	Financial Statements.

Our consolidated financial statements appear beginning at page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

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

Management, including the Company's Chief Executive Officer and Principal Accounting Officer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance;

Our directors, executive officers and key employees as of March 1, 2009 are as follows:

Name:	Age:	Position:

Robert M. Carmichael	46	President, Chief Executive Officer, Principal Financial Officer and Director

Robert M. Carmichael.  Since April 16, 2004, Mr. Carmichael has served as BWMG’s President, Chief Executive Officer, Principal Financial Officer, and Director.  From March 23, 2004 through April 16, 2004, Mr. Carmichael served as United’s Executive Vice-President and Chief Operating Officer.  Mr. Carmichael has served as president of Trebor Industries since 1986.  Mr. Carmichael is the holder and co-holder of numerous patents that are used by Trebor Industries and several other major companies in the diving industry.

Directors

Our Board of Directors may consist of up to five (5) seats, with Robert Carmichael currently serving as the sole director.  Directors serve for a term of one year and stand for election at our annual meeting of stockholders.  Pursuant to our Bylaws, a majority of directors may appoint a successor to fill any vacancy on the Board of Directors.

Committees

Currently, the Company has not established any committees of the Board of Directors.  Because the board of directors consists of only one member, the board has not delegated any of its functions to committees.  The entire board of directors acts as our audit committee as permitted under Section 3(a)(58)(B) of the Exchange Act.  We do not have any independent directors who would qualify as an audit committee financial expert. We believe that it has been, and may continue to be, impractical to recruit independent directors unless and until we are significantly larger.  Mr. Carmichael is not considered a “financial expert” as defined under item 407 of Regulation S-K.

Compensation of Directors

Members of the Company’s Board of Directors are reimbursed for all out of pocket expenses incurred in connection with the attendance at any Board meeting or in connection with any services they provide for and on behalf of the Company.

Compliance with Section 16(a) Of the Securities Act Of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other of our equity securities.  Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us copies of all Section 16(a) forms they file.  Based on available information, filings required under Section 16(a) were complied with for the period covered by this report.

Code of Ethics

The Company has adopted a formal code of ethics that applies to our principal executive officer and principal accounting officer, all other officers, directors and employees.  The code of ethics is provided as an exhibit to the 10-K for the year ended December 31, 2008.  The Company undertakes to provide to any person without charge, upon written request to the Company’s Chief Executive Officer, a copy of the code of ethics.

Item 11.	Executive Compensation

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2008 and 2007 to BWMG’s named executive officers.  No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

Summary Compensation Table

Name and Principal Position(s)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non Equity Incentive Plan Compen- sation ($)	All Other Compen- sation ($)	Total

Robert M. Carmichael, President, Principal Executive Officer, and	2008	$105,398	$—	$—	$15,000	(1)	$—	$—	$120,398	(2)
Principal Financial Officer	2007	$97,305	$—	$—	$—		$—	$—	$97,305	(2)

(1) Effective December 31, 2008, Robert M. Carmichael, the President and Chief Executive Officer of the Company, was granted 100,000 fully vested incentive stock options.  The grant was pursuant to the 2007 Equity Incentive Plan and as disclosed in the Equity Incentive Plan Note to the financial statements for the year ended December 31, 2008.  The options are exercisable at $1.07 per share and expire on December 31, 2013. At the date of grant the average market price for the Company’s stock was $0.15.  The option award was part of 211,000 options granted to employees and consultants.  All options were valued using the Black-Scholes Model.

(2) Executive compensation excludes certain transactions which are disclosed under “Item 13.  Certain Relationships and Related Transactions, and Director Independence.”

Outstanding Equity Awards at Fiscal Year End

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised option (#) un-exercisable	Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($) per share	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity Incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Robert M. Carmichael, Principal Executive Officer, and Principal Financial Officer	100,000	(1)			$1.07	December 31, 2013

(1)	See Footnote (1) to the Summary Compensation Table above.

Director Compensation

None.

Employment Agreements

None.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information about the beneficial ownership of our common stock as of March 10, 2009 by (i) each person who we know is the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of our directors or those nominated to be directors, and executive officers, and (iii) all of our directors and executive officers as a group.  Applicable percentage of ownership is based on 1,785,538 shares of common stock outstanding as of March 10, 2009 together with securities exercisable or convertible into shares of common stock within 60 days of March 10, 2009 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 10, 2009 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class

Common	Robert M Carmichael C/O Brownie’s Marine Group, Inc. 940 NW 1st Street Fort Lauderdale, FL 33311	1,473,314	(1)	66.95%
Common	Jeffrey William Morris C/O Brownie’s Marine Group, Inc. 940 NW 1st Street Fort Lauderdale, FL 33311	97,675	(2)	5.44%
Common	All officers and directors as a Group (1 person)	1,473,314	(1)	66.95%

(1)	Includes an aggregate of 415,000 shares underlying currently exercisable options.
(2)	Includes 10,000 shares underlying currently exercisable options.

Equity Compensation Plan

See Equity Incentive Plan Note to the financial statements for the year ended December 31, 2008 for discussion of the stock options authorized and outstanding, as well as the Equity Compensation Plan Information table in Item 5.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Notes payable – related parties –

Notes payable – related parties consists of the following as of December 31, 2008:

Promissory note payable to the Chief Executive Officer of the Company, unsecured, bearing interest at 7.5% per annum, due in monthly principal and interest payments of $7,050, maturing on August 1, 2013.	$333,737

Promissory note payable due an entity in which the Company’s Chief Executive Officer has a financial interest, GKR Associates, LLC., secured by second mortgage on real property, bearing 6.99% interest per annum, due in monthly principal and interest payments of $1,980, maturing on February 22, 2012.	67,296

401,033

Less amounts due within one year	86,677

Long-term portion of notes payable – related parties	$314,356

On August 11, 2008, the related party note due Robert Carmichael was restructured. The restructured note represents a reduction in the annual interest rate from 10% to 7.5%, an acceleration of the maturity date from January 15, 2016 to August 1, 2013, and an increase in the monthly note payment from $6,047 to $7,050. Additionally, the restructured note is uncollateralized and eliminated the late payment penalty clause.

Net revenues – related parties – The Company sells products to three entities owned by the brother of the Company’s Chief Executive Officer, Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys.  Terms of sale are no more favorable than those extended to any of the Company’s other customers.  Combined net revenues from these entities for the years ended December 31, 2008 and 2007, was $767,753 and $886,092, respectively.  Sales to Robert Carmichael, the Chief Executive Officer of the Company, for the year ended December 31, 2008, was $2,084.  Sales to 940 Associates, Inc., a company wholly owned by the Company’s Chief Executive Officer, for the year ended December 31, 2008, was $12,922.  Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2008, was $11,875, $8,903, and $3,982, respectively.  Accounts receivable from Robert Carmichael and 940 Associates, Inc. was $2,207 and $13,679, respectively, at December 31, 2008.

Royalties expense – related parties  –  The Company has Non-Exclusive License Agreements with the Carleigh Rae Corporation (herein referred to as “CRC”), an entity that the Company’s Chief Executive Officer has an ownership interest, to license product patents it owns.  Based on the license agreements with CRC, the Company pays royalties ranging from $1.00 to $50.00 per licensed products sold, with rates increasing 5% annually.  Also with CRC, the Company has a Non-Exclusive License Agreement to license a trademark of products owned by CRC.  Based on the agreement, the Company will pay the entity $0.25 per licensed product sold, with rates increasing $0.05 annually.

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

Total royalties expense for the above agreements for the years ended December 31, 2008 and 2007, was $121,040 and $87,595, respectively.

Consulting expense – Jeff Morris, a greater than 5% beneficial owner of common stock of the Company, provides management and strategic consulting services for BWMG.  For these services, Mr. Morris earned $120,000, and $120,000, from the Company for the year ended December 31, 2008, and 2007, respectively.  As of December 31, 2008 and 2007, the Company was in arrears on payments due Mr. Morris for these services by $40,000, and $20,000, respectively.

Asset Purchase Agreements – Effective July 31, 2008, the Company entered into an Asset Purchase Agreement with Robert Carmichael, pursuant to which the Company acquired a granted European and pending U.S. Patent relating to active control releasable ballast systems for diving equipment (the “Intellectual Property”) and certain contracts related to the Intellectual Property (the “Contracts”).  The Contracts included a non-exclusive licensing agreement with a third party for a fee of $228,000.  The Intellectual Property and Contracts are collectively referred to as the “Assets”.  Per the stated terms of the Asset Purchase Agreement, the purchase price for the Assets was $297,000, consisting of issuance of 100,000 of restricted shares of the Company’s common stock and $15,000.  The number of shares was determined based on the average closing price of the common stock as reported on the “OTCBB” for the 12 month period ending three days prior to the Effective Date, ($2.82 per share).  For financial reporting purposes, the value of the Assets consists of the cash consideration delivered at closing under current Contracts and Mr. Carmichael’s historical cost for the Assets if the stock price on the date of the transaction supports valuation in excess of the cash exchange value.  Since the average price of the stock exchanged on the transaction day was less than the cash exchange value, the Contract fee receivable was valued at $213,000, the cash exchange value ($228,000 received under contract, less the $15,000 paid), thereby resulting in zero value attributed to the acquired Intellectual Property.

The fee received in July 2008 under the non-exclusive license agreement referenced above was used to reduce certain Company debt, such as the related party note payable due to 940 Associates, Inc. of approximately $181,000 was retired, and the Company paid down the related party note payable to Robert Carmichael by approximately $35,000.

Effective March 3, 2009, the Company entered into an Asset Purchase Agreement with Robert Carmichael.  The Company purchased several patents it had previously been paying royalties on and several related unissued patents.  In exchange for the Intellectual Property, the Company issued Mr. Carmichael 315,000 stock options at a $1.00 exercise price.  For financial reporting purposes the Company has valued the group of Patents at $0 which is the lower of Mr. Carmichael’s historical cost as compared to the fair market value of the stock options on the date of the transaction as determined using the Black-Scholes Valuation Model.  Accordingly, the Company realized a $63,000 loss on the transaction, the fair market value of the options granted effective March 3, 2009 less the $0 historical cost.  By acquiring the Intellectual Property, the Company (i) eliminated an estimated $41,000 net discounted cash flows it would otherwise have had to pay related to the Intellectual Property through 2018, (ii) has an opportunity to further develop the Intellectual Property, (iii) has the ability to incorporate the Intellectual Property into current and future products, and (iv) has the opportunity to license the Intellectual Property to third parties.

Independent directors – The Company currently has no independent directors.

Principal Accounting Fees and Services.

Fees to Auditors Fiscal Year ended December 31, 2008

Audit Fees: The aggregate fees, including expenses, billed by the Company's principal accountants for professional services rendered for the audit of the Company’s consolidated financial statements during the fiscal year ending December 31, 2008 and for the review of the Company’s financial information included in its quarterly reports on Form 10-Q during the fiscal year ending December 31, 2008 or services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal year ending December 31, 2008 was $41,710.

Audit Related Fees:  The aggregate fees, including expenses, billed by principal accountants for assurance and related services reasonably related to the performance of the Company’s audit or review of the Company’s financial statements were $-0-.

Tax Fees:  The aggregate fees, including expenses, billed by principal accountants for tax compliance, tax advice and tax planning during year 2008 was $5,075.

All Other Fees:  The aggregate fees, including expenses, billed for all other services rendered to the Company by principal accountants during year 2007 was $-0-.

Fees to Auditors Fiscal Year ended December 31, 2007

Audit Fees: The aggregate fees, including expenses, billed by principal accountants for professional services rendered for the audit of the Company’s consolidated financial statements during fiscal year ending December 31, 2007 and for the review of the Company’s financial information included in its quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2007 or services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal year ending December 31, 2007 was $39,882.

Audit Related Fees:  The aggregate fees, including expenses, billed by principal accountants for assurance and related services reasonably related to the performance of the Company’s audit or review of the Company’s financial statements during the year ended December 31, 2007 were $-0-.

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

PART IV

Item 14.	Exhibits, Financial Statement Schedules

Our consolidated financial statements appear beginning at F-1.

Exhibits

Exhibit No.	Description	Location

2.2	Merger Agreement, dated June 18, 2002 by and among United Companies Corporation, Merger Co., Inc. and Avid Sportswear & Golf Corp.	Incorporated by reference to Exhibit 2.02 Amendment No. 1 to Form S-4 filed June 24, 2002

2.3	Articles of Merger of Avid Sportswear & Golf Corp. with and into Merger Co., Inc.	Incorporated by reference to Exhibit 2.03 Amendment No. 1 to Form S-4 filed June 24, 2002

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.05 Amendment No. 1 to Form S-4 filed June 24, 2002

3.2	Articles of Amendment	Incorporated by reference to the appendix to the Definitive Information Statement on Schedule 14C filed July 31, 2007

3.2	Bylaws	Incorporated by reference to Exhibit 3.04 to the Registration Statement on Form 10-SB

5.1	2007 Equity Incentive Plan	Incorporated by reference to the appendix to theDefinitive Information Statement on Schedule 14C filed July 31, 2007

10.1	Share Exchange Agreement, dated March 23, 2004 by and among the Company, Trebor Industries, Inc. and Robert Carmichael	Incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K filed April 9, 2004

10.2	Two Year Consulting Agreement with Jeff Morris effective January 1, 2005 for Management and Strategic Services and Warrants issued in conjunction with the same	Incorporated by reference to Exhibit 10.14 to Current Report on Form 8-K filed on March 11, 2005

10.3	Non-Exclusive License Agreement – BC Keel Trademark	Incorporated by reference to Exhibit 10.18 to 10QSB for the quarter ended September 30, 2005 filed August 15, 2005

10.4	Non-Exclusive License Agreement – Buoyancy Compensator (and Dive Belt) Weight System	Incorporated by reference to Exhibit 10.18 to 10QSB for the quarter ended September 30, 2005 filed August 15, 2005

10.5	Exclusive License Agreement - Brownie's Third Lung, Brownie's Public Safety, Tankfill, and Related Trademarks and Copyrights	Incorporated by reference to Exhibit 10.18 to 10QSB for the quarter ended September 30, 2005 filed August 15, 2005

10.6	Non-Exclusive License Agreement - Drop Weight Dive Belt	Incorporated by reference to Exhibit 10.18 to 10QSB for the quarter ended September 30, 2005 filed August 15, 2005

10.7	Non-Exclusive License Agreement - Garment Integrated or Garment Attachable Flotation Aid and/or PFD	Incorporated by reference to Exhibit 10.18 to 10QSB for the quarter ended September 30, 2005 filed August 15, 2005

10.8	Non-Exclusive License Agreement - Inflatable Dive Market and Collection Bag	Incorporated by reference to Exhibit 10.18 to 10QSB for the quarter ended September 30, 2005 filed August 15, 2005

10.9	Non-Exclusive License Agreement – SHERPA Trademark and Inflatable Flotation Aid/Signal Device Technology	Incorporated by reference to Exhibit 10.18 to 10QSB for the quarter ended September 30, 2005 filed August 15, 2005

10.10	Non-Exclusive License Agreement - Tank-Mounted Weight, BC or PFD-Mounted Trim Weight or Trim Weight Holding System	Incorporated by reference to Exhibit 10.18 to 10QSB for the quarter ended September 30, 2005 filed August 15, 2005

10.11	Exclusive License Agreement – Brownie’s Third Lung and Related Trademarks and Copyright	Incorporated by reference to Exhibit 10.26 to 10KSB for the year ended December 31, 2006

10.12	Redemption Agreement – Cornell Capital Partner’s, LP Secured Convertible Debentures	Incorporated by reference to Form 8K filed on June 2, 2006

10.13	Agreement for Purchase and Sale of Property Between Trebor Industries, Inc. and GKR Associates, Inc. dated February 21, 2007	Incorporated by reference to Exhibit 10.28 to 10KSB for the year ended December 31, 2006

10.14	First Mortgage dated February 22, 2007 between Trebor Industries, Inc. and Colonial Bank	Incorporated by reference to Exhibit 10.29 to 10KSB for the year ended December 31, 2006

10.15	Note dated February 22, 2007 payable to GKR Associates, Inc	Incorporated by reference to Exhibit 10.30 to 10KSB for the year ended December 31, 2006

10.16	Second Mortgage dated February 22, 2007 between Trebor Industries, Inc. and GKR Associates, LLC	Incorporated by reference to Exhibit 10.31 to 10KSB for the year ended December 31, 2006

10.17	Promissory Note dated January 1, 2007 payable to Robert M. Carmichael	Incorporated by reference to Exhibit 10.32 to 10KSB for the year ended December 31, 2006

10.18	Promissory Note dated January 1, 2007 Payable to 940 Associates, Inc.	Incorporated by reference to Exhibit 10.33 to 10KSB for the year ended December 31, 2006

10.19	Purchase and Sale Agreement with GKR Associates, LLC	Incorporated by reference to Form 8K filed on March 23, 2007

10.20	Asset Purchase Agreement between Trebor Industries, Inc. and Robert Carmichael	Incorporated by reference to Form 8K filed on August 1, 2008

10.21	Asset Purchase Agreement between Trebor Industries, Inc. and Robert Carmichael	Incorporated by reference to Form 8K filed on March 5, 2009

14.0	Code of Ethics	Provided herewith

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith

32.1	Certification Pursuant to Section 1350	Provided herewith

32.2	Certification Pursuant to Section 1350	Provided herewith

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 23, 2009		Brownie’s marine group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 23, 2009	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Director

Financial Statements

BROWNIE'S MARINE GROUP, INC.
TABLE OF CONTENTS FOR FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

PAGE(S)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2008 AND 2007	F-2

CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED
DECEMBER 31, 2008 AND 2007	F-3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007	F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2008 AND 2007	F-5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	F-6 TO F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Brownie's Marine Group, Inc.
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Brownie's Marine Group, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.  Brownie's Marine Group, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brownie's Marine Group, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ L.L. Bradford & Company, LLC
March 16, 2009
Las Vegas, Nevada

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS

Current assets
Cash	$3,532	$142,516
Accounts receivable, net of $25,000 and $9,000, respectively, allowance
for doubtful accounts	34,328	34,877
Accounts receivable - related parties	41,059	3,635
Inventory	735,036	656,303
Prepaid expenses and other current assets	94,079	81,879
Costs and estimated earnings in excess of billings on uncompleted contract	287,861	—
Deferred tax assets, net - current	456	32,328
Total current assets	1,196,351	951,538

Property, plant and equipment, net	1,199,554	1,229,898

Deferred tax asset, net - non-current	—	52,363
Other assets	6,968	6,968

Total assets	$2,402,873	$2,240,767

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$333,639	$397,292
Customer deposits	194,425	286,220
Royalties payable - related parties	42,865	15,263
Other liabilities - related parties	40,000	117,601
Income taxes payable	30,649	—
Other liabilities	4,232	9,477
Notes payable - current portion	244,188	46,031
Notes payable - related parties - current portion	86,677	70,924
Total current liabilities	976,675	942,808

Deferred tax liability, net - non-current	2,411	—
Notes payable - long-term portion	882,410	925,399
Notes payable - related parties - long-term portion	314,356	609,857

Total liabilities	2,175,852	2,478,064

Commitments and contingencies

Stockholders' equity (deficit)
Common stock; $0.001 par value; 250,000,000 shares authorized, 1,785,538 and 1,685, 538 shares issued and outstanding, respectively	1,785	1,685

Additional paid-in capital	1,084,216	839,666
Accumulated deficit	(858,980)	(1,078,648)
Total stockholders' equity (deficit)	227,021	(237,297)

Total liabilities and stockholders' equity (deficit)	$2,402,873	$2,240,767

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007

Net revenues
Net revenues	$3,914,978	$2,318,303
Net revenues - related parties	782,759	886,092
Total net revenues	4,697,737	3,204,395

Cost of net revenues
Cost of net revenues	2,903,683	2,061,248
Royalties expense - related parties	121,040	87,595
Total cost of net revenues	3,024,723	2,148,843

Gross profit	1,673,014	1,055,552

Operating expenses
Research and development costs	26,510	3,780
Selling, general and administrative costs	1,108,284	953,483
Total operating expenses	1,134,794	957,263

Income from operations	538,220	98,289

Other expenses (income), net
Other income, net	(10,483)	(28,075)
Interest expense	68,073	58,426
Interest expense - related parties	42,344	63,101
Total other expenses, net	99,934	93,452

Net income before provision for income taxes	438,286	4,837

Provision for income tax expense (benefit)	218,618	(57,623)

Net income	$219,668	$62,460

Basic income per common share	$0.13	$0.04
Diluted income per common share	$0.13	$0.03

Basic weighted average common shares outstanding	1,727,341	1,624,301
Diluted weighted average common shares outstanding	1,727,341	1,795,906

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2006	1,556,877	$1,557	$739,794	$(1,141,108)	$(399,757)

Issuance of common stock as part of February 21, 2007 purchase of real property	44,440	44	99,956	—	100,000

Redemption of warrant tranches for common stock pursuant to warrant dated January 1, 2005	84,075	84	(84)	—	—

Issuance of common stock to roundup fractional shares as part of the reverse stock split effectuated on August 22, 2007	146	—	—	—	—

Net income	—	—	—	62,460	62,460

Balance, December 31, 2007	1,685,538	1,685	839,666	(1,078,648)	(237,297)

Purchase of Asset and Patents on July 31, 2008	100,000	100	212,900	—	213,000

Operating expense recognized for incentive stock options issued effective December 31, 2008	—	—	31,650	—	31,650

Net Income	—	—	—	219,668	219,668

Balance, December 31, 2008	1,785,538	$1,785	$1,084,216	$(858,980)	$227,021

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007

Cash flows from operating activities:
Net income	$219,668	$62,460
Adjustments to reconcile net income to net
cash (used in) provided by operating activities:
Depreciation and amortization	39,396	40,051
Change in deferred tax asset	84,235	(39,801)
Issuance of equity based stock options	31,650
Change in deferred tax liability	2,411
Loan payable settlement loss	—	777
Changes in operating assets and liabilities:
Change in accounts receivable, net	(36,875)	(132,181)
Change in inventory	(78,733)	(74,874)
Change in costs and estimated earnings in excess of billings
on uncompleted projects	(287,861)	—
Change in prepaid expenses and other current assets	(12,200)	(20,439)
Change in accounts payable and accrued liabilities	(63,653)	64,193
Change in customer deposits	(91,795)	202,779
Change in other liabilities	(5,245)	(33,683)
Change in income taxes payable	30,649	(11,029)
Change in other liabilities - related parties	(77,601)	7,250
Change in royalties payable - related parties	27,602	6,812
Net cash (used in) provided by operating activities	(218,352)	72,315

Cash flows from investing activities:
Proceeds from receivable purchased through issuance of common
stock in conjunction with asset/patent acquisition	228,000	—
Payment for receivable purchased through issuance of common
stock in conjunction with asset/patent acquisition	(15,000)	—
Purchase of fixed assets	(9,052)	(1,139,563)
Net cash provided by (used in) investing activities	203,948	(1,139,563)

Cash flows from financing activities:
Proceeds from borrowings on notes payable	200,000	1,000,000
Proceeds from borrowings on notes payable - related parties	—	100,000
Principal payments on notes payable	(44,832)	(41,875)
Principal payments on notes payable - related parties	(279,748)	(56,548)
Net cash (used in) provided by financing activities	(124,580)	1,001,577

Net change in cash	(138,984)	(65,671)

Cash, beginning of period	142,516	208,187

Cash, end of period	$3,532	$142,516

Supplemental disclosure of cash flow information:
Cash paid for interest	$113,420	$119,889

Cash paid for income taxes	$91,408	$18,211

Supplemental disclosure of non-cash investing activities:
Common stock and additional paid in capital issued toward patent/asset purchase on July 31, 2008	$213,000	$—

Common stock and additional paid in capital issued toward real property purchase on February 21, 2007	$—	$100,000

Supplemental disclosure of non-cash financing activities:
Redemption of warrant for common stock pursuant to warrant dated January 1, 2005	$—	$8,422

Assumption of other liabilities - related parties
Loan payable	—	(266,000)
Accounts receivable	—	156,246
Loan payable settlement loss	—	(777)
	$—	$(110,531)

See Accompanying Notes to Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

History –The Company was incorporated under the laws of Nevada on November 26, 2001, with authorized common stock of 250,000,000 shares with a par value of $0.001.  On August 22, 2007, the Company effectuated a 1-for-100 reverse stock split of the Common Stock whereby every one hundred shares of Common Stock outstanding was combined and reduced to one share of Common Stock.  Fractional shares were rounded up and this resulted in an additional 146 shares issued.  All footnotes and financial statement amounts that relate to common share data have been retrospectively adjusted to reflect the reverse stock split.

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

Reclassifications – Certain reclassifications have been made to the 2007 financial statement amounts to conform to the 2008 financial statement presentation.

Cash and equivalents – Only highly liquid investments with original maturities of 90 days or less are classified as cash and equivalents.  These investments are stated at cost, which approximates market value.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Advertising and marketing costs – The Company recognizes advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used.  Advertising and trade show expense incurred for the years ended December 31, 2008 and 2007, was $38,948 and $25,590, respectively.

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

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Comprehensive income – The Company has no components of other comprehensive income. Accordingly, net income equals comprehensive income for all periods.

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

Effective December 31, 2008, the Company granted incentive stock options to certain key employees, consultants and officers for compensation under the 2007 Equity Incentive Plan.  See Note 12. EQUITY INCENTIVE PLAN.

Fair value of financial instruments – The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature.

Earnings (loss) per common share – Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities.  Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period.  Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive.  All common stock equivalent shares were excluded in the computation for the year ended December 31, 2008, since their effect was antidilutive, and included in the computation for the year ended December 31, 2007, since their effect was dilutive.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

New accounting pronouncements – In May 2008, FASB issued Financial Accounting Statement (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“GAAP”).  The GAAP hierarchy is currently set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, the Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  Auditing Standards No. 69 is (1) directed to the auditor, (2) is complex, and (3) ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as the FASB Statements of Financial Accounting Statements, below industry practices that are widely recognized as generally accepted but that are not subject to due process.  The Board believes the GAAP hierarchy should reside in the accounting literature established by the FASB and instead of being directed to the auditor, should be directed to entities since they are responsible for selecting accounting principles for financial statements that are presented in accordance with GAAP.  This statement is to become effective 60 days following the Security and Exchange Commission’s (“SEC”) approval of the Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company does not expect any significant financial impact upon adoption of SFAS No. 162.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  This statement is intended to enhance the current disclosure framework in SFAS No. 133.  Under SFAS No. 161, entities will have to provide disclosures about (a) how and why and entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c), how derivative instruments and related hedged items effect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for all financial statements issued for fiscal and interim periods beginning after November 15, 2008.  Since the Company does not currently have any derivative instruments, nor does it engage in hedging activities, the Company expects to have no significant financial impact as a result of adoption of SFAS No. 161.

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

2.	INVENTORY

Inventory consists of the following as of:

	December 31, 2008	December 31, 2007

Raw materials	$485,367	$418,123
Work in process	—	—
Finished Goods	249,669	238,180
	$735,036	$656,303

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets totaling $94,079 at December 31, 2008, consists of $70,000 of prepaid inventory, $20,267 of prepaid insurance, $1,040 of prepaid software maintenance, $2,550 of employee advances, and $222 of other prepaid expenses and current assets.

Prepaid expenses and other current assets totaling $81,879 at December 31, 2007, consists of $47,287 of prepayments for inventory, $16,168 of prepaid insurance, $17,822 of federal and state income taxes receivable due for estimated taxes paid and net operating loss carry back, and $602 of other prepaid expenses.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of:

	December 31, 2008	December 31, 2007

Building and land	$1,221,362	$1,218,362
Furniture, fixtures, vehicles and equipment	248,787	242,735
	1,470,149	1,461,097
Less: accumulated depreciation and amortization	270,595	231,199
	$1,199,554	$1,229,898

For the years ended December 31, 2008 and 2007, depreciation expense was $39,396 and $40,051, respectively.

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

Sales to Brownie’s Southport Diver’s, Inc. for the years ended December 31, 2008 and 2007 represented 10.78% and 22.43%, respectively, of total net revenues.  Sales to Al Masaood Marine and Engineering Division and to Shadow Marine for the years ended December 31, 2008 represented 12.79% and 11.20%, respectively, of total net revenues.  Sales to no other customers represented greater than 10% of net revenues for the years ended December 31, 2008 and 2007.

The brother of Robert Carmichael, the Company’s Chief Executive Officer, as further discussed in Note 6 - RELATED PARTY TRANSACTIONS, owns Brownie’s Southport Diver’s Inc.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	RELATED PARTY TRANSACTIONS

Notes payable – related parties –

Notes payable – related parties consists of the following as of December 31, 2008:

Promissory note payable to the Chief Executive Officer of the Company, unsecured, bearing interest at 7.5% per annum, due in monthly principal
and interest payments of $7,050, maturing on August 1, 2013.	$333,737

Promissory note payable due an entity in which the Company’s Chief
Executive Officer has a financial interest, GKR Associates, LLC., secured by second mortgage on real property, bearing 6.99% interest per annum, due in monthly principal and interest payments of $1,980, maturing on
February 22, 2012.	67,296

401,033

Less amounts due within one year	86,677

Long-term portion of notes payable – related parties	$314,356

As of December 31, 2008, principal payments due on the notes payable – related parties are as follows:

2009	$86,677
2010	87,955
2011	94,668
2012	81,559
2013	50,174
Thereafter	—

$401,033

On August 11, 2008, the related party note due Robert M. Carmichael was restructured. The restructured note represents a reduction in the annual interest rate from 10% to 7.5%, an acceleration of the maturity date from January 15, 2016 to August 1, 2013, and an increase in the monthly note payment from $6,047 to $7,050. Additionally, the restructured note is uncollateralized and eliminated the late payment penalty clause.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	RELATED PARTY TRANSACTIONS (continued)

Notes payable – related parties (continued) –

Notes payable – related parties consists of the following as of December 31, 2007:

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

Net revenues – related parties – The Company sells products to three entities owned by the brother of the Company’s Chief Executive Officer, Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys.  Terms of sale are no more favorable than those extended to any of the Company’s other customers.  Combined net revenues from these entities for the years ended December 31, 2008 and 2007, was $767,753 and $886,092, respectively.  Sales to Robert Carmichael, the Chief Executive Officer of the Company, for the year ended December 31, 2008, was $2,084.  Sales to 940 Associates, Inc., a company wholly owned by the Company’s Chief Executive Officer, for the year ended December 31, 2008, was $12,922.  Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2008, was $11,875, $8,903, and $3,982, respectively.  Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2007, was $2,597, $1,038, and $0, respectively.  Accounts receivable from Robert Carmichael and 940 Associates, Inc. was $2,207 and $13,679, respectively, at December 31, 2008.

Royalties expense – related parties –  The Company has Non-Exclusive License Agreements with the Carleigh Rae Corporation (herein referred to as “CRC”), an entity that the Company’s Chief Executive Officer has an ownership interest, to license product patents it owns.  Based on the license agreements with CRC, the Company pays royalties ranging from $1.00 to $50.00 per licensed products sold, with rates increasing 5% annually.   Also with CRC, the Company has a Non-Exclusive License Agreement to license a trademark of products owned by CRC.  Based on the agreement, the Company will pay the entity $0.25 per licensed product sold, with rates increasing $0.05 annually.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	RELATED PARTY TRANSACTIONS (continued)

Royalties expense – related parties (continued) – The Company has Non-Exclusive License Agreements with 940 Associates, Inc. (herein referred to as “940AI”), an entity owned by the Company’s Chief Executive Officer, to license product patents it owns.  Under the terms of the license agreements effective January 1, 2005, the Company pays 940AI $2.00 per licensed product sold, rates increasing 5% annually.  Also with 940AI, the Company has an Exclusive License Agreement to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement.  Based on this license agreement, the Company pays 940AI 2.5% of gross revenues per quarter.

Total royalties expense for the above agreements for the years ended December 31, 2008 and 2007, was $121,040 and $87,595, respectively.

Consulting expense – Jeff Morris, an approximately 5% beneficial owner of common stock of the Company, provides management and strategic consulting services for BWMG.  For these services, Mr. Morris earned $120,000, and $120,000, from the Company for the year ended December 31, 2008, and 2007, respectively.  As of December 31, 2008, the Company was $40,000 in arrears on payments due Mr. Morris for these services.

Asset Purchase Agreement – Effective July 31, 2008, the Company entered into an Asset Purchase Agreement with Robert Carmichael, the Company’s Chief Executive Officer and largest shareholder, pursuant to which the Company acquired a granted European and pending U.S. Patent relating to active control releasable ballast systems for diving equipment ( the “Intellectual Property”) and certain contracts related to the Intellectual Property (the “Contracts”).  The Contracts included a non-exclusive licensing agreement with a third party for a fee of $228,000.  The Intellectual Property and Contracts are collectively referred to as the “Assets”.  Per the stated terms of the Asset Purchase Agreement, the purchase price for the Assets was $297,000, consisting of issuance of 100,000 of restricted shares of the Company’s common stock and $15,000.  The number of shares was determined based on the average closing price of the common stock as reported on the “OTCBB” for the 12 month period ending three days prior to the Effective Date, ($2.82 per share).  For financial reporting purposes, the value of the Assets consists of the cash consideration delivered at closing under current Contracts and Mr. Carmichael’s historical cost for the Assets if the stock price on the date of the transaction supports valuation in excess of the cash exchange value.  Since the average price of the stock exchanged on the transaction day was less than the cash exchange value, the Contract fee receivable was valued at $213,000, the cash exchange value ($228,000 received under contract, less the $15,000 paid), thereby resulting in zero value attributed to the acquired Intellectual Property.

The fee received in July 2008 under the non-exclusive license fee referenced above was used to reduce certain Company debt, such as the related party note payable due to 940 Associates, Inc. of approximately $181,000 was retired, and the Company paid down the related party note payable to Robert M. Carmichael by approximately $35,000.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	RELATED PARTY TRANSACTIONS (continued)

Other liabilities – related parties

Other liabilities – related parties consists of the following at:

	December 31, 2008	December 31, 2007

Due to Brownies Southport Diver’s, Inc.	$—	$16,820
Due to Robert M. Carmichael	—	37,500
Due to 940 Associates, Inc.	—	43,281

Loan payable to related parties for settlement of customer loan payable	—	97,601

Management and strategic consulting service due Jeff Morris	40,000	20,000

Other liabilities – related parties	$40,000	$117,601

At December 31, 2008 and 2007, $40,000 and $20,000, respectively, was due to a shareholder of the Company for consulting services rendered as referred to in this Note above under Consulting Expense.

At December 31, 2007, $97,601 was due to related parties for settlement of a customer loan payable that originated in June 2006.  On that date the Company borrowed $266,000 from a customer.  The proceeds of the loan were used to satisfy the outstanding principal balance, redemption fees, and accrued interest totaling $266,777 due under the secured convertible debentures held by a third party lender.  In July 2007, the Company settled the obligation due the customer through a series of transactions that resulted in cancellation of amounts due to and from the customer and related parties of the customer and the Company.  The settlement resulted in cancellation of $156,426 of trade accounts receivable due the Company from the customer and its related parties, assumption of $110,351 of liabilities incurred by the customer due to related parties of the Company, and settlement loss of $777.  By the second quarter ended June 30, 2008 all liabilities due the aforementioned related parties as a result of this transaction had been settled in full.

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $333,639 at December, 2008 consists of $186,774 accounts payable trade, $60,574 balance of legal expenses that were a Company expense prior to the reverse merger with Trebor Industries, Inc., $79,072 of accrued payroll and related fringe benefits, $5,638 of accrued interest, and $1,581 of other liabilities and accruals.

Accounts payable and accrued liabilities of $397,292 at December 31, 2007 consists of $258,923 accounts payable trade, $60,574 balance of legal expenses that were a Company expense prior to the reverse merger with Trebor Industries, Inc., $66,593 of accrued payroll and related fringe benefits, and $11,202 of other liabilities and accruals.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	OTHER LIABILITIES

Other liabilities of $4,232 at December 31, 2008 consists of $4,193 on-line training liability and $39 of deferred tooling expense.  Other liabilities of $9,477 at December 31, 2007 consists of $6,538 of on-line training liability, and $2,939 of deferred tooling expense.

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

9.	NOTES PAYABLE

Notes payable consists of the following as of December 31, 2008:

Revolving Line of Credit secured by a third mortgage on the real property of the Company with a carrying value $1,172,227 at December 31,
2008, bearing interest at the lender’s base rate plus 1.00% per annum. Interest payments are due monthly on the outstanding principal balance and the
Line of Credit matures on December 2, 2009.	$200,000

Promissory note payable secured by a first mortgage on the real property of the Company having a carrying value of $1,172,227 at December 31, 2008, interest at 6.99% per annum, due in monthly principal and interest
bearing payments of $9,038, maturing on January 22, 2022.	926,598

1,126,598

Less amounts due within one year:	244,188

Long-term portion of notes payable	$882,410

On December 2, 2008 the line of credit was increased from $100,000 to $200,000 under the same terms and conditions with the exception that the maturity date was extended to December 2, 2009.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	NOTES PAYABLE (continued)

As of December 31, 2008, principal payments on the notes payable are as follows:

2009	$244,188
2010	47,434
2011	49,897
2012	54,485
2013	58,523
Thereafter	672,071

$1,126,598

Notes payable consists of the following as of December 31, 2007:

Promissory note payable secured by a vehicle of the Company having a carrying value of $3,664 at December 31, 2007, bearing no interest, due in monthly principal and interest payments of $349, maturing
on November 14, 2008.	$3,838

Promissory note payable secured by real property of the Company having a carrying value of $1,195,514 at December 31, 2007, bearing interest at 6.99% per annum, due in monthly principal and interest
payments of $9,038, maturing on January 22, 2022.	967,592

971,430

Less amounts due within one year:	46,031

Long-term portion of notes payable	$925,399

10.	REVERSE STOCK SPLIT

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

On June 29, 2007 a warrant tranche of 71,429 related to the above agreement was exercised.  The cashless exercise was elected, and accordingly, 56,894 shares of common stock were issued.  On December 28, 2007, an additional warrant tranche of 71,429 related to the above agreement was exercised.  The cashless exercise was elected, and accordingly, 27,181 shares of common stock were issued. The Company recognized compensation expense for the stock warrants ratably over the term of the consulting agreement, January 1, 2005 to December 31, 2006, based on the fair value of the stock warrants using the Black-Scholes model. As a result, issuance of the stock in June and December 2007 were equity only transactions.  On December 31, 2008 and June 30, 2008, warrant tranches of 71,429, and 71,429, respectively, expired without being exercised.

12.	EQUITY INCENTIVE PLAN

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

Effective December 31, 2008, the Company granted 211,000 fully vested incentive stock options to certain key employees, consultants and officers under the Equity Incentive Plan.  The fair value of the options was determined to be $31,650 using the Black-Scholes Model.  Accordingly, the Company recognized $31,650 as operating expense for the options as of December 31, 2008.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	INCOME TAXES

The components of the provision for income tax (benefit) expense are as follows for the years ended:

	December 31, 2008	December 31, 2007
Current taxes:
Federal	$108,739	$(12,196)
State	23,233	(5,626)
Current taxes	131,972	(17,822)
Change in deferred taxes	95,441	(39,030)
Change in valuation allowance	(8,795)	(771)
Provision for income tax expense (benefit)	$218,618	$(57,623)

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2008:

Deferred tax assets:
Stock options	$10,761
Allowance for doubtful accounts	8,500
On-line training certificate reserve	629
Total deferred tax assets	19,890
Valuation allowance	(19,434)

Deferred tax assets net of valuation allowance	456

Less: deferred tax assets – non-current	—

Deferred tax assets – current	$456

Deferred tax liability:
Depreciation and amortization timing differences	$2,411

Less: deferred tax liability – non-current	2,411

Deferred tax liability – current	$—

The effective tax rate used for calculation of the deferred taxes as of December 31, 2008 was 34%.
As of December 31, 2008, the Company fully utilized the federal net operating loss (“NOL”) carryforward that would have otherwise expired in 2026.  The Company has established a valuation allowance of $19,434 comprised predominantly of a 100% reserve against the deferred tax assets attributable to both the stock options and the allowance for doubtful accounts due to the uncertainty regarding realization.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	INCOME TAXES (continued)

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2007:

Deferred tax assets:
Stock warrants	$33,769
Allowance for doubtful accounts	3,060
Depreciation and amortization timing differences	22,174
Net loss carry forward	52,936
On-line training certificate reserve	981
Total deferred tax assets	112,920
Valuation allowance	(28,229)

Deferred tax assets net of valuation allowance	84,691

Less: deferred tax assets – non-current	(52,363)

Deferred tax assets – current	$32,328

The effective tax rate used for calculation of the deferred taxes as of December 31, 2007 was 34%.
As of December 31, 2007, the Company has available a net operating loss carry forward that will expire in 2026. The Company established a valuation allowance for 25% of the tax benefit due to the uncertainty regarding realization.

The significant differences between the statutory federal tax rate and the effective tax rates for the Company for the years ended December 31, 2008 and 2007 are as follows

	December 31, 2008	December 31,2007
Statutory federal tax rate (benefit)	34%	34%
Increase (decrease) in rates resulting from:
Net operating loss	5%	(1,094)%
Stock based compensation	8%	—
State taxes	3%	67%
Depreciation and amortization	5%	(264)%
Allowance for doubtful accounts reserve	(1)%	50%
Domestic production deduction	(2)%	—
On-line training certificate reserve	—	(460)%
Change in valuation allowance	(2)%	(15)%
Other	—	491%
Statutory federal tax rate (benefit)	50%	(1,191)%

14.	PRODUCT RECALL

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

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	SUBSEQUENT EVENT

Effective March 3, 2009, the Company entered into an Asset Purchase Agreement with Robert M. Carmichael, the Chief Executive Officer of the Company.  The Company purchased several patents it had previously been paying royalties on and several related unissued patents.  In exchange for the Intellectual Property, the Company issued Mr. Carmichael 315,000 stock options at a $1.00 exercise price.  For financial reporting purposes the Company has valued the group of Patents at $0 which is the lower of Mr. Carmichael’s historical cost as compared to the fair market value of the stock options on the date of the transaction as determined using the Black-Scholes Valuation Model.  Accordingly, the Company realized a $63,000 loss on the transaction, the fair market value of the options granted effective March 3, 2009 less the $0 historical cost.  By acquiring the Intellectual Property (“IP”) the Company (i) eliminated an estimated $41,000 net discounted cash flows it would otherwise have had to pay related to the IP through 2018, (ii) has an opportunity to further develop the IP, (iii) has the ability to incorporate the IP into current and future products, and (iv) has the opportunity to license the IP to third parties.