Form 10-Q
period 2009-03-31
Brownie's Marine Group, Inc
filed 2009-05-13
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q
(MARK ONE)

☑  Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

There were 1,785,538 shares of common stock outstanding as of May 1, 2009.

PART I

Item 1. Financial Statements

Financial Information

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2009	December 31,
	(Unaudited)	2008
ASSETS

Current assets
Cash	$28,017	$3,532
Accounts receivable, net of $16,000 and $25,000 allowance for doubtful accounts, respectively	27,595	34,328
Accounts receivable - related parties	25,494	41,059
Inventory	645,569	735,036
Prepaid expenses and other current assets	95,498	94,079
Costs and estimated earnings in excess of billings on uncompleted contract	--	287,861
Deferred tax assets, net - current	59,939	456
Total current assets	882,112	1,196,351

Property, plant and equipment, net	1,193,940	1,199,554

Deferred tax asset, net - non-current	5,634	--
Other assets	6,968	6,968

Total assets	$2,088,654	$2,402,873

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$363,084	$329,488
Customer deposits	40,071	194,425
Royalties payable - related parties	31,676	42,865
Other liabilities and accrued interest - related parties	40,964	44,151
Income taxes payable	10,649	30,649
Other liabilities	4,318	4,232
Notes payable - current portion	224,974	244,188
Notes payable - related parties - current portion	93,663	86,677
Total current liabilities	809,399	976,675

Deferred tax liability, net - non-current	--	2,411
Notes payable - long-term portion	870,646	882,410
Notes payable - related parties - long-term portion	288,182	314,356

Total liabilities	1,968,227	2,175,852

Commitments and contingencies

Stockholders' equity
Common stock; $0.001 par value; 250,000,000 shares authorized 1,785,538 and 1,785,538 shares issued and outstanding, respectively	1,785	1,785
Additional paid-in capital	1,147,216	1,084,216
Accumulated deficit	(1,028,574)	(858,980)
Total stockholders' equity	120,427	227,021

Total liabilities and stockholders' equity	$2,088,654	$2,402,873

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008

Net revenues
Net revenues	$399,308	$936,901
Net revenues - related parties	111,996	257,900
Total net revenues	511,304	1,194,801

Cost of net revenues
Cost of net revenues	402,646	806,032
Royalties - related parties	20,263	23,620
Total cost of net revenues	422,909	829,652

Gross profit	88,395	365,149

Operating expenses
Research and development costs	10,079	130
Selling, general and administrative costs	227,600	232,691
Total operating expenses	237,679	232,821

Income (loss) from operations	(149,284)	132,328

Other expense, net
Other expense (income), net	60,781	(3,227)
Interest expense	19,955	16,749
Interest expense - related parties	7,102	16,133
Total other expense, net	87,838	29,655

Net (loss) income before provision for income taxes	(237,122)	102,673

Provision for income tax (benefit) expense	(67,528)	5,596

Net (loss) income	$(169,594)	$97,077

Basic (loss) earnings per common share	$(0.10)	$0.06
Diluted (loss) earnings per common share	$(0.10)	$0.06

Basic weighted average common
shares outstanding	1,785,538	1,685,538
Diluted weighted average common
shares outstanding	1,785,538	1,685,538

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2008	1,785,538	$1,785	$1,084,216	$(858,980)	$227,021

Purchase of Issued and Pending Patents for
stock options granted on March 3, 2009	--	--	63,000	--	63,000

Net loss	--	--	--	(169,594)	(169,594)

Balance, March 31, 2009 (Unaudited)	1,785,538	$1,785	$1,147,216	$(1,028,574)	$120,427

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities:
Net (loss) income	$(169,594)	$97,077
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation	9,034	9,803
Amortization	180	--
Change in deferred tax asset, net	(65,117)	524
Issuance of equity based stock options	63,000	--
Change in deferred tax liability, net	(2,411)	--
Changes in operating assets and liabilities:
Change in accounts receivable, net	6,733	10,071
Change in accounts receivable - related parties	15,565	1,501
Change in inventory	89,467	128,172
Change in costs and estimated earnings in excess of billings
on uncompleted projects	287,861	(334,135)
Change in prepaid expenses and other current assets	(1,419)	17,444
Change in accounts payable and accrued liabilities	33,596	(68,882)
Change in customer deposits	(154,354)	165,083
Change in other liabilities, net	86	(3,181)
Change in income taxes payable	(20,000)	5,072
Change in other liabilities and accrued interest - related parties	(3,187)	(18,467)
Change in royalties payable - related parties	(11,189)	8,323
Net cash provided by operating activities	78,251	18,405

Cash flows from investing activities:
Purchase of fixed assets	(3,600)	(1,032)
Net cash used in investing activities	(3,600)	(1,032)

Cash flows from financing activities:
Principal payments on notes payable	(30,978)	(11,321)
Principal payments on notes payable - related parties	(19,188)	(16,431)
Net cash used in financing activities	(50,166)	(27,752)

Net change in cash	24,485	(10,379)

Cash, beginning of period	3,532	142,516

Cash, end of period	$28,017	$132,137

Supplemental disclosure of cash flow information:
Cash paid for interest	$26,930	$31,336

Cash paid for income taxes	$20,000	$--

Supplemental disclosure of non-cash investing activities:
Stock options and additional paid in capital issued for
purchase of issued and pending patents on March 3, 2009	$63,000	$--

See Accompanying Notes to Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Prior to August 22, 2007 the Company was known as United Companies Corporation (hereinafter referred to as “UCC”).  The Company changed its name to Brownie’s Marine Group, Inc. during the third quarter of 2007, a name the Company believes more closely reflects its line of business, and also has associated tradename recognition.

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

On March 23, 2004, UCC consummated an agreement to acquire all of the outstanding capital stock of Trebor Industries, Inc., dba Brownie’s Third Lung, in exchange for 950,000 shares of the Company’s common stock (“the UCC Transaction”).  Prior to the UCC Transaction, UCC was a non-operating public shell company with no operations, nominal assets, accrued liabilities totaling $224,323 and 144,837 shares of common stock issued and outstanding; and Trebor Industries, Inc., dba Brownie’s Third Lung, was a manufacturer and distributor of hookah diving, and yacht-based scuba air compressor and Nitrox Generation Systems from its factory in Ft. Lauderdale, Florida.  The UCC Transaction is considered to be a capital transaction in substance, rather than a business combination.  Inasmuch, the UCC Transaction is equivalent to the issuance of stock by Trebor Industries, Inc., for the net monetary assets of a non-operational public shell company, accompanied by a recapitalization.  UCC issued 950,000 shares of its common stock for all of the issued and outstanding common stock of Trebor Industries, Inc. The accounting for the UCC Transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets will not be recorded.  Accordingly, these financial statements are the historical financial statements of Trebor Industries, Inc.  Trebor Industries, Inc. was incorporated in September 17, 1981.  Therefore, these financial statements reflect activities from September 17, 1981 (Date of Inception for Trebor Industries, Inc.) and forward.

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

Reclassifications – Certain reclassifications have been made to the 2008 financial statement amounts to conform to the 2009 financial statement presentation.

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

Advertising and marketing costs – The Company recognizes advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used.  Advertising and trade show expense incurred for the three months ended March 31, 2009 and 2008, was $1,289 and $8,524 respectively.

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

Income taxes – The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards (“FASB”) No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company accounts for uncertainty in tax positions in accordance with FASB Interpretation 48 (“FIN 48”).  FIN 48 requires the recognition of a tax position when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position.

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

For the three months ended March 31, 2009 and 2008, the Company did not grant any incentive stock options to employees, consultants or officers.

Fair value of financial instruments – The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature.

Earnings (loss) per common share – Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities.  Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period.  Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive.  All common stock equivalent shares were excluded in the computation for the three months ended March 31, 2009 and 2008, since their effect was antidilutive.

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

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In May 2008, the FASB issued STAFF POSITION (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement”.  This FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FSP No. 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost recognized in subsequent periods. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company does not currently have any debt instruments for which this FSP would apply.  This FSP was adopted in January 2009 without significant financial impact.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  This statement is intended to enhance the current disclosure framework in SFAS No. 133.  Under SFAS No. 161, entities will have to provide disclosures about (a) how and why and entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c), how derivative instruments and related hedged items effect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for all financial statements issued for fiscal and interim periods beginning after November 15, 2008.  The Company does not currently have any derivative instruments, nor does it engage in hedging activities, therefore, the Company’s adoption of this SFAS in the first quarter of 2009 was without significant financial impact.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for the Company with respect to business combinations for which the acquisition date is on or after January 1, 2009. The Company adopted this SFAS in the first quarter of 2009 without significant financial impact.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of noncontrolling owners. SFAS 160 is effective for the Company as of January 1, 2009. The Company adopted this SFAS in January 2009 without significant impact on the consolidated financial position, results of operations, and disclosures.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110 (“SAB 110”).  SAB 110 relates to the use of the “simplified” method, as discussed in SAB No.107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share option in accordance with SFAS No. 123 (revised 2004), Share-Based Payment.  The Staff’s view in SAB 107 was that it did not expect companies to use the simplified method for share option grants after December 31, 2007 since it believed that more detailed external information about employee exercise behavior would be available to companies by this date.  Since this is not true in all cases, SAB 110 states that under certain circumstances, the Staff will continue to accept the use of the simplified method beyond December 31, 2007.  The Company is currently evaluating this guidance and does not anticipate it will have significant financial impact.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	INVENTORY

Inventory consists of the following as of:

	March 31, 2009	December 31, 2008
	(Unaudited)
Raw materials	$394,147	$485,367
Work in process	--	--
Finished Goods	251,422	249,669
	$645,569	$735,036

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets totaling $95,498 at March 31, 2009, consists of $70,000 of prepayments for inventory, $21,633 of prepaid insurance, $2,300 of employee advances, and $1,565 of other prepaid expenses and current assets.

Prepaid expenses and other current assets totaling $94,079 at December 31, 2008, consists of $70,000 of prepaid inventory, $20,267 of prepaid insurance, $1,040 of prepaid software maintenance, $2,550 of employee advances, and $222 of other prepaid expenses and current assets.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of:

	March 31, 2009	December 31, 2008
	(Unaudited)
Building and land	$1,224,962	$1,221,362
Furniture, fixtures, vehicles and equipment	240,787	248,787
	1,465,749	1,470,149
Less: accumulated depreciation and amortization	271,809	270,595
	$1,193,940	$1,199,554

5.	CUSTOMER CREDIT CONCENTRATIONS

Sales to Brownie’s Southport Diver’s, Inc. for the three months ended March 31, 2009 and 2008 represented 15.58% and 14.60%, respectively, of total net revenues.  Sales to Privacy LTD. and Westport Shipyard, Inc. for the three months ended March 31, 2009 represented 18.01% and 11.07%, respectively, of total net revenues.  Sales to Al Masaood Marine and Engineering Division and to Shadow Marine for the three months ended March 31, 2008 represented 17.07% and 19.51%, respectively, of total net revenues.  Sales to no other customers represented greater than 10% of net revenues for the three months ended March 31, 2009 and 2008.

The brother of Robert Carmichael, the Company’s Chief Executive Officer, as further discussed in Note 6 - RELATED PARTY TRANSACTIONS, owns Brownie’s Southport Diver’s Inc.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	RELATED PARTY TRANSACTIONS

Notes payable – related parties

Notes payable – related parties consists of the following as of March 31, 2009:

Promissory note payable to the Chief Executive Officer of the Company, unsecured, bearing interest at 7.5% per annum, due in monthly principal and interest payments of $7,050, maturing on August 1, 2013.	$319,339

Promissory note payable due an entity in which the Company’s Chief Executive Officer has a financial interest, GKR Associates, LLC., secured by second mortgage on real property, having a carrying value of $1,169,119 at March 31, 2009, bearing 6.99% interest per annum, due in monthly principal and interest payments of $1,980, maturing on February 22, 2012.	62,506

381,845

Less amounts due within one year	93,663

Long-term portion of notes payable – related parties	$288,182

As of March 31, 2009, principal payments on the notes payable – related parties are as follows:

2009	$72,188
2010	88,319
2011	95,061
2012	81,982
2013	44,295
Thereafter	--

$381,845

Notes payable – related parties consists of the following as of December 31, 2008:

Promissory note payable to the Chief Executive Officer of the Company, unsecured, bearing interest at 7.5% per annum, due in monthly principal and interest payments of $7,050, maturing on August 1, 2013.	$333,737

Promissory note payable due an entity in which the Company’s Chief Executive Officer has a financial interest, GKR Associates, LLC., secured by second mortgage on real property having a carrying value of $1,172,227 at December 31, 2008, bearing 6.99% interest per annum, due in monthly principal and interest payments of $1,980, maturing on February 22, 2012	67,296

401,033

Less amounts due within one year	86,677

Long-term portion of notes payable – related parties	$314,356

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	RELATED PARTY TRANSACTIONS (continued)

Net revenues and accounts receivable – related parties – The Company sells products to three entities owned by the brother of the Company’s Chief Executive Officer, Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys.  Terms of sale are no more favorable than those extended to any of the Company’s other customers.  Combined net revenues from these entities for the three months ended March 31, 2009 and 2008, was $111,996 and $257,900, respectively.  Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at March 31, 2009, was $16,581, $1,983, and $6,930, respectively.  Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2008, was $11,875, $8,903, and $3,982, respectively.  Accounts receivable from Robert Carmichael and 940 Associates, Inc. was $2,207 and $13,679, respectively, at December 31, 2008.

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

Total royalty expense for the above agreements for the three months ended March 31, 2009 and 2008, was $20,263 and $23,620, respectively.

Consulting expense – Jeff Morris, an approximately 5% beneficial owner of common stock of the Company, provides management and strategic consulting services for BWMG.  For these services, Mr. Morris earned $20,000, and $30,000, from the Company for the three months ended March 31, 2009, and 2008, respectively.  As of March 31, 2009, the Company was $35,000 in arrears on payments due Mr. Morris for these services.

Patent Purchase Agreement – Effective March 3, 2009, the Company entered into a Patent Purchase Agreement with Robert M. Carmichael, the Chief Executive Officer of the Company.  The Company purchased several patents it had previously been paying royalties on and several related unissued patents.  In exchange for the Intellectual Property, the Company issued Mr. Carmichael 315,000 stock options at a $1.00 exercise price.  For financial reporting purposes the Company has valued the group of Patents at $0 which is the lower of Mr. Carmichael’s historical cost as compared to the fair market value of the stock options on the date of the transaction as determined using the Black-Scholes Valuation Model.  Accordingly, the Company realized a $63,000 loss on the transaction, the fair market value of the options on the March 3, 2009 grant date using the Black-Scholes valuation model less the $0 historical cost.  By acquiring the Intellectual Property (“IP”) the Company (i) eliminated an estimated $41,000 net discounted cash flows it would otherwise have had to pay related to the IP through 2018, (ii) has an opportunity to further develop the IP, (iii) has the ability to incorporate the IP into current and future products, and (iv) has the opportunity to license the IP to third parties.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	RELATED PARTY TRANSACTIONS (continued)

Other liabilities – related parties

Other liabilities – related parties consists of the following at:

	March 31, 2009 (Unaudited)	December 31, 2008
Accrued Interest on Notes payable – related parties	$5,964	$4,151
Management and strategic consulting service due Jeff Morris	35,000	40,000
Other liabilities – related parties	$40,964	$44,151

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $363,084 at March 31, 2009 consists of $205,903 accounts payable trade, $60,574 balance of legal expenses that were a Company expense prior to the reverse merger with Trebor Industries, Inc., $85,355 of accrued payroll and related fringe benefits, $6,000 accrued real estate taxes, $1,653 of accrued interest, and $3,599 of other liabilities and accruals.

Accounts payable and accrued liabilities of $329,488 at December 31, 2008 consists of $186,774 accounts payable trade, $60,574 balance of legal expenses that were a Company expense prior to the reverse merger with Trebor Industries, Inc., $79,072 of accrued payroll and related fringe benefits, $1,487 of accrued interest, and $1,581 of other liabilities and accruals.

8.	OTHER LIABILITIES

Other liabilities of $4,318 at March 31, 2009 consists of $4,279 of on-line training liability, and $39 of deferred tooling expense. Other liabilities of $4,232 at December 31, 2008 consists of $4,193 on-line training liability and $39 of deferred tooling expense.

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

Until the Company accumulated historical data related to the certificate redemption ratio, it assumed that 100% of certificates issued with unit sales would be redeemed.  Accordingly, at the time a unit was sold, the related on-line training liability was recorded.  The same liability was reduced as certificates are redeemed and the related payments are made to the on-line training vendor.   In July 2007, the Company had accumulated 24 months of historical data regarding redemption rates so the liability estimate was adjusted accordingly to reflect the actual redemption history.  The Company continues to maintain a reserve for certificate redemption of 10% that approximates the historical redemption rate.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	NOTES PAYABLE

Notes payable consists of the following as of March 31, 2009:

Revolving Line of Credit secured by a third mortgage on the real property of the Company with a carrying value $1,169,119 at March 31, 2009, bearing interest at the lender’s base rate plus 1.00% per annum. Interest payments are due monthly on the outstanding principal balance and the Line of Credit matures on December 2, 2009.	$180,000

Promissory note payable secured by a first mortgage on the real property of the Company having a carrying value of $1,169,119 at March 31, 2009, interest at 6.99% per annum, due in monthly principal and interest bearing payments of $9,038, maturing on January 22, 2022.	915,620

1,095,620

Less amounts due within one year:	224,974

Long-term portion of notes payable	$870,646

As of March 31, 2009, principal payments on the notes payable are as follows:

2009	$213,219
2010	47,434
2011	50,907
2012	54,475
2013	58,623
Thereafter	670,962

$1,095,620

Notes payable consists of the following as of December 31, 2008:

Revolving Line of Credit secured by a third mortgage on the real property of the Company with a carrying value $1,172,227 at December 31, 2008, bearing interest at the lender’s base rate plus 1.00% per annum. Interest payments are due monthly on the outstanding principal balance and the Line of Credit matures on December 2, 2009.	$200,000

Promissory note payable secured by a first mortgage on the real property of the Company having a carrying value of $1,172,227 at December 31, 2008, interest at 6.99% per annum, due in monthly principal and interest bearing payments of $9,038, maturing on January 22, 2022.	926,598

1,126,598

Less amounts due within one year:	244,188

Long-term portion of notes payable	$882,410

On December 2, 2008 the line of credit was increased from $100,000 to $200,000 under the same terms and conditions with the exception that the maturity date was extended to December 2, 2009.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	EQUITY INCENTIVE PLAN

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

From inception to-date, 211,000 stock options were issued under the Plan.  For the three months ended March 31, 2009, no options were granted under the Plan.

11.	INCOME TAXES

The components of the provision for income tax (benefit) expense are as follows for the three months ended:

	March 31, 2009	March 31, 2008
Current taxes:
Federal	$--	$--
State	--	5,072
Current taxes	--	5,072
Change in deferred taxes	(77,991)	698
Change in valuation allowance	10,463	(174)
Provision for income tax (benefit) expense	$(67,528)	$5,596

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	INCOME TAXES (continued)

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at March 31, 2009:

Deferred tax assets:
Stock options	$32,181
Allowance for doubtful accounts	5,440
Tax loss carryforward or back	59,618
On-line training certificate reserve	642
Total deferred tax assets	97,881
Valuation allowance	(29,897)

Deferred tax assets net of valuation allowance	67,984

Less: deferred tax assets – non-current	8,045

Deferred tax assets – current	$59,939

Deferred tax liability:
Depreciation and amortization timing differences	$2,411

Less: deferred tax liability – non-current	2,411

Deferred tax liability – current	$--

The effective tax rate used for calculation of the deferred taxes as of March 31, 2009 was 34%.

The Company has established a valuation allowance of $67,984 comprised predominantly of a 75% reserve against the deferred tax assets attributable to the stock options and a 100% reserve against the allowance for doubtful accounts due to the uncertainty regarding realization.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	INCOME TAXES (continued)

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2008:

Deferred tax assets:
Stock options	$10,761
Allowance for doubtful accounts	8,500
On-line training certificate reserve	629
Total deferred tax assets	19,890
Valuation allowance	(19,434)

Deferred tax assets net of valuation allowance	456

Less: deferred tax assets – non-current	--

Deferred tax assets – current	$456

Deferred tax liability:
Depreciation and amortization timing differences	$2,411

Less: deferred tax liability – non-current	2,411

Deferred tax liability – current	$--

The effective tax rate used for calculation of the deferred taxes as of December 31, 2008 was 34%.

As of December 31, 2008, the Company fully utilized the federal net operating loss (“NOL”) carryforward that would have otherwise expired in 2026.  The Company established a valuation allowance of $19,434 comprised predominantly of a 100% reserve against the deferred tax assets attributable to both the stock options and the allowance for doubtful accounts due to the uncertainty regarding realization.

The significant differences between the statutory federal tax rate and the effective tax rates for the Company for the three months ended are as follows

	March 31, 2009	March 31, 2008
Statutory federal tax rate (benefit)	--%	34%
Increase (decrease) in rates resulting from:
Net operating loss	(25)%	(37)%
Equity based compensation and loss	(9)%	--%
State taxes	--%	3%
Change in valuation allowance	4%	--%
Other	--%	5%
Effective federal tax rate (benefit)	(28)%	5%

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

Results of Operations for the Three Months Ended March 31, 2009, As Compared To the Three Months Ended March 31, 2008

Net revenues.  For the three months ended March 31, 2009, we had net revenues of $511,304 as compared to net revenues of $1,194,801 for the three months ended March 31, 2008, a decrease of $683,497, or 57.21%.  The net decrease is primarily attributable to a decrease in low pressure hookah system sales of approximately $170,000, and a decrease in tankfill system sales of approximately $530,000.  The Company had three large custom tankfill projects in the first quarter of 2008 that contributed approximately $439,000 to revenue for that period while there were no comparable sales during the first quarter of 2009.  The Company attributes the overall decline in net revenues to be reflective of the economy’s depressed state.  The Company’s products are largely non-essential, disposable income type items, therefore are more likely to be sacrificed by consumers in preference for essential goods in depressed economic conditions.

Cost of net revenues.  For the three months ended March 31, 2009, we had cost of net revenues of $422,909 as compared with cost of net revenues of $829,652 for the three months ended March 31, 2008, a decrease of $406,743, or 49.03%.  The decrease in cost of net revenues for the first quarter of 2009 as compared to the first quarter of 2008 is primarily a result of the lower net revenues for the period.  As a percentage of net revenues, cost of net revenues for the three months ended March 31, 2009 increased 13.30% as compared to the same period in 2008.  This is predominantly a result of fairly consistent fixed costs between the periods.  Material costs as a percentage of net revenues increased approximately 2% for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 as a result of the sales mix, the large custom tankfill sales in the first quarter of 2008 were more labor intensive than material cost intensive.

Gross profit.  For the three months ended March 31, 2009, we had a gross profit of $88,395 as compared to gross profit of $365,149 for the three months ended March 31, 2008, a decrease of $276,754, or 75.79%.  This decrease is primarily attributable to the decrease in net revenues for the three months ended March 31, 2009 as compared to the same period in 2008.

Operating expenses.  For the three months ended March 31, 2009, we had total operating expenses of $237,679 as compared to total operating expenses of $232,821 for the three months ended March 31, 2008, an increase of $4,858, or 2.09%.  The $4,858 increase is due to a net increase in research and development expenses of $9,949, which was partially offset by a decrease in selling and administrative costs of $5,049 for the three months ended March 31, 2009 as compared to the same period in 2008.

Other expense, net.  For the three months ended March 31, 2009, we had other expense of $87,838 as compared to $29,655 for the three months ended March 31, 2008, an increase of $58,183, or 196.20%. This account is comprised of other (income) expense and interest expense.  Interest expense for the period decreased $5,825 and other expense increased $64,008.  The interest expense decrease is a net of $9,031 decrease in interest expense – related parties and of $3,025 increase in other interest.  The decline in interest expense – related parties is primarily a result of pay down and retirement of some related party debt in August 2008.  The increase in other interest expense is primarily a result of a higher average credit line balance outstanding for the three months ended March 31, 2009 as compared to the same period in 2008.  Other expense, net, increased for the period by $64,008 which is primarily a result of $63,000 loss on purchase of patents, the Intellectual Property (“IP”), for which there was no comparable transaction for the same period in 2008.  The $63,000 loss was the fair market value of the options granted in exchange for the IP using the Black-Scholes valuation model less the $0 historical cost of Robert M. Carmichael, the seller and Chief Executive Officer of the Company.  By acquiring the IP the Company (i) eliminated an estimated $41,000 net discounted cash flows it would otherwise have had to pay related to the IP through 2018, (ii) has an opportunity to further develop the IP, (iii) has the ability to incorporate the IP into current and future products, and (iv) has the opportunity to license the IP to third parties.

Provision for income tax (benefit) expense.  For the three months ended March 31, 2009, we had a provision for income tax benefit of $67,528, as compared to a provision of income tax expense of $5,596 for the three months ended March 31, 2008, an increase in provision for income tax benefit of $73,124, or 1,306.72%.  This increase is primarily attributable to the increase in net loss before provision for income taxes for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.  The net loss for the period provides for a tax benefit comprised primarily of a net operating loss available for carryforward or carryback.

Net loss.  For the three months ended March 31, 2009, we had net loss of $169,594 as compared to net income of $97,077 for the three months ended March 31, 2008, an increase in net loss of $266,671, or 274.70%.  The increase is primarily attributable to a decrease in gross profit of $276,754, an increase in other expense, net of $58,183, and an increase in the provision for income tax benefit of $73,124.

Liquidity and Capital Resources

As of March 31, 2009, we had cash and other current assets of $882,112 and current liabilities of $809,399, or a current ratio of 1.09%.

The Company anticipates that cash generated from operations should be sufficient to satisfy the Company’s contemplated requirements for its current operations for at least the next twelve months.  The Company does not anticipate any significant purchases of equipment during fiscal year 2009. The number and level of employees at March 31, 2009 is deemed adequate to maintain the Company's operations for at least the next 12 months.

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

Dependence on Consumer Spending

The success of the our business depends largely upon a number of factors related to consumer spending, including current and future economic conditions affecting disposable consumer income such as employment, business conditions, tax rates, and interest rates.  In times of economic uncertainty, consumers tend to defer expenditures for discretionary items, which affects demand for our products.  Any significant deterioration in overall economic conditions that diminishes consumer confidence or discretionary income can reduce our sales and adversely affect our financial results.  The impact of weakening consumer credit markets; layoffs; corporate restructurings; higher fuel prices; declines in the value of investments and residential real estate; and increases in federal and state taxation can all negatively affect our results.  There can be no assurance that in this type of environment consumer spending will not decline beyond current levels, thereby adversely affecting our growth, net sales and profitability or that our business will not be adversely affected by continuing or future downturns in the economy, boating industry, or dive industry.  If declines in consumer spending on recreational marine accessories and dive gear are other than temporary, we could be forced to curtail operations.

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

We are also subject to interest rate risk on the balance of our revolving credit facility that matures on December 2, 2009 with Colonial Bank.   Interest on the credit facility is variable based on the lender’s base rate plus 1%. Our balance at March 31, 2009 under the facility was $180,000.  We do not believe there would be a large enough increase or decrease in the lender’s base through December 2, 2009 that would have a material effect on our future results of operations.

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

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not Applicable to Smaller Reporting Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None, except as previously disclosed on Form 8-K during the period covered by this report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description	Location

2.2	Merger Agreement, dated June 18, 2002 by and among United Companies Corporation, Merger Co., Inc. and Avid Sportswear & Golf Corp.	Incorporated by reference to Exhibit 2.02 Amendment No. 1 to Form S-4 filed June 24, 2002.

2.3	Articles of Merger of Avid Sportswear & Golf Corp. with and into Merger Co., Inc.	Incorporated by reference to Exhibit 2.03 Amendment No. 1 to Form S-4 filed June 24, 2002.

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.05 Amendment No. 1 to Form S-4 filed June 24, 2002.

3.2	Articles of Amendment	Incorporated by reference to the appendix to the Company's Definitive Information Statement on Schedule 14C filed July 31, 2007.

3.2	Bylaws	Incorporated by reference to Exhibit 3.04 to the Registration Statement on Form 10-SB.

5.1	2007 Stock Option Plan	Incorporated by reference to the appendix to the Company's Definitive Information Statement on Schedule 14C filed July 31, 2007.

10.1	Share Exchange Agreement, dated March 23, 2004 by and among the Company, Trebor Industries, Inc. and Robert Carmichael	Incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K filed April 9, 2004

10.2	Two Year Consulting Agreement with Jeff Morris effective January 1, 2005 for Manage-ment and Strategic Services and Warrants issued in conjunction with the same	Incorporated by reference to Exhibit 10.14 to Current Report on Form 8-K filed on March 11, 2005.

10.3	Non-Exclusive License Agreement - BC Keel Trademark	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended March 31, 2005 filed August 15, 2005.

10.4	Non-Exclusive License Agreement - Buoyancy Compensator (and Dive Belt) Weight System	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended March 31, 2005 filed August 15, 2005.

10.5	Exclusive License Agreement - Brownie's Third Lung, Brownie's Public Safety, Tankfill, and Related Trademarks and Copyrights	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended March 31, 2005 filed August 15, 2005.

10.6	Non-Exclusive License Agreement - Drop Weight Dive Belt	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended March 31, 2005 filed August 15, 2005.

10.7	Non-Exclusive License Agreement - Garment Integrated or Garment Attachable Flotation Aid and/or PFD	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended March 31, 2005 filed August 15, 2005.

Exhibit No.	Description	Location

10.8	Non-Exclusive License Agreement - Inflatable Dive Market and Collection Bag	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended March 31, 2005 filed August 15, 2005.

10.9	Non-Exclusive License Agreement - SHERPA Trademark and Inflatable Flotation Aid/Signal Device Technology	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended March 31, 2005 filed August 15, 2005.

10.10	Non-Exclusive License Agreement - Tank-Mounted Weight, BC or PFD-Mounted Trim Weight or Trim Weight Holding System	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended March 31, 2005 filed August 15, 2005.

10.11	Exclusive License Agreement - Brownie’s Third Lung and Related Trademarks and Copyright	Incorporated by reference to Exhibit 10.26 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.12	Agreement for Purchase and Sale of Property Between Trebor Industries, Inc. and GKR Associates, Inc. dated February 21, 2007	Incorporated by reference to Exhibit 10.28 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.13	First Mortgage dated February 22, 2007 between Trebor Industries, Inc. and Colonial Bank	Incorporated by reference to Exhibit 10.29 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.14	Note dated February 22, 2007 payable to GKR Associates, Inc.	Incorporated by reference to Exhibit 10.30 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.15	Second Mortgage dated February 22, 2007 between Trebor Industries, Inc. and GKR Associates, LLC.	Incorporated by reference to Exhibit 10.31 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.16	Promissory Note dated January 1, 2007 payable to Robert M. Carmichael	Incorporated by reference to Exhibit 10.32 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.17	Promissory Note dated January 1, 2007 Payable to 940 Associates, Inc.	Incorporated by reference to Exhibit 10.33 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.18	Purchase and Sale Agreement with GKR Associates, LLC	Incorporated by reference to Form 8K filed on March 23, 2007.

10.19	Asset Purchase Agreement between Trebor Industries, Inc. and Robert Carmichael	Incorporated by reference to Form 8K filed on August 1, 2008.

10.20	Asset Purchase Agreement between Trebor Industries, Inc. and Robert Carmichael	Incorporated by reference to Form 8K filed on March 3, 2009.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith.

32.1	Certification Pursuant to Section 1350	Provided herewith.

32.2	Certification Pursuant to Section 1350	Provided herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2009	Brownie’s Marine Group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer