Form 10-Q
period 2009-06-30
Brownie's Marine Group, Inc
filed 2009-08-13
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q
(mark one)

☑           Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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
Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceeding 12 months (or for such shorter period tha the registrant was required to submit and post such files).
Yes  ☐     No  ☐

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
Yes  ☐     No  ☒

There were 1,785,538 shares of common stock outstanding as of August 1, 2009.

PART I

Item 1. Financial Statements

Financial Information

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,
	2009	December 31,
	(Unaudited)	2008
ASSETS

Current assets
Cash	$38,544	$3,532
Accounts receivable, net of $28,000 and $ 25,000 allowance
for doubtful accounts, respectively	65,266	34,328
Accounts receivable - related parties	30,988	41,059
Inventory	548,411	735,036
Prepaid expenses and other current assets	94,203	94,079
Costs and estimated earnings in excess of billings on uncompleted contract	--	287,861
Deferred tax asset, net - current	85,675	456
Total current assets	863,087	1,196,351

Property, plant and equipment, net	1,184,592	1,199,554

Deferred tax asset, net - non-current	5,634	--
Other assets	6,968	6,968

Total assets	$2,060,281	$2,402,873

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$389,760	$329,488
Customer deposits	6,885	194,425
Royalties payable - related parties	37,817	42,865
Income taxes payable	9,171	30,649
Other liabilities	4,228	4,232
Other liabilities and accrued interest- related parties	58,571	44,151
Notes payable - current portion	245,783	244,188
Notes payable - related parties - current portion	110,726	86,677
Total current liabilities	862,941	976,675

Long-term liabilities
Deferred tax liability, net - non-current	--	2,411
Notes payable - long-term portion	859,018	882,410
Notes payable - related parties - long-term portion	266,185	314,356

Total liabilities	1,988,144	2,175,852

Commitments and contingencies

Stockholders' equity
Common stock; $0.001 par value; 250,000,000 shares authorized
1,785,538 and 1,785,538 shares issued and outstanding, respectively	1,785	1,785
Additional paid-in capital	1,147,216	1,084,216
Accumulated deficit	(1,076,864)	(858,980)
Total stockholders' equity	72,137	227,021

Total liabilities and stockholders' equity	$2,060,281	$2,402,873

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net revenues
Net revenues	$444,192	$1,512,712	$804,972	$2,449,613
Net revenues - related parties	125,657	216,361	276,181	474,261
Total net revenues	569,849	1,729,073	1,081,153	2,923,874

Cost of net revenues
Cost of net revenues	369,486	880,390	772,132	1,686,422
Royalties - related parties	15,140	53,747	35,403	77,367
Total cost of net revenues	384,626	934,137	807,535	1,763,789

Gross profit	185,223	794,936	273,618	1,160,085

Operating expenses
Research and development costs	17,274	993	27,353	1,122
Selling, general and administrative	217,842	328,375	445,442	561,067
Total operating expenses	235,116	329,368	472,795	562,189

Income (loss) from operations	(49,893)	465,568	(199,177)	597,896

Other expense, net
Other expense, net	757	7,466	61,538	4,240
Interest expense	18,183	16,851	38,138	33,600
Interest expense - related parties	6,671	15,759	13,773	31,891
Total other expense, net	25,611	40,076	113,449	69,731

Net (loss) income before provision for income taxes	(75,504)	425,492	(312,626)	528,165

Provision for income tax (benefit) expense	(27,214)	202,254	(94,742)	207,850

Net (loss) income	$(48,290)	$223,238	$(217,884)	$320,315

Basic (loss) income per common share	$(0.03)	$0.13	$(0.12)	$0.19
Diluted (loss) income per common share	$(0.03)	$0.13	$(0.12)	$0.19

Basic weighted average common
shares outstanding	1,785,538	1,685,538	1,785,538	1,685,538
Diluted weighted average common
shares outstanding	1,785,538	1,685,538	1,785,538	1,685,538

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2008	1,785,538	1,784.54	$1,084,216	$(858,980)	$227,021

Purchase of issued and pending patents for
stock options granted on March 3, 2009	--	--	63,000	--	63,000

Net loss	--	--	--	(169,594)	(169,594)

Balance, March 31, 2009 (Unaudited)	1,785,538	1,785	1,147,216	(1,028,574)	120,427

Net loss	--	--	--	(48,290)	(48,290)

Balance, June 30, 2009 (Unaudited)	1,785,538	$1,785	$1,147,216	$(1,076,864)	$72,137

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities:
Net (loss) income	$(217,884)	$320,315
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Depreciation	17,877	19,686
Amortization	685	--
Change in deferred tax asset, net	(90,853)	41,255
Change in deferred tax liability, net	(2,411)	6,279
Issuance of equity based stock options	63,000	--
Changes in operating assets and liabilities:
Change in accounts receivable, net	(30,938)	(105,389)
Change in accounts receivable - related parties	10,071	--
Change in inventory	186,625	6,321
Change in prepaid expenses and other current assets	(124)	(38,348)
Change in costs and estimated earnings in excess of billings
on uncompleted contract	287,861	--
Change in accounts payable and accrued liabilities	60,272	(134,497)
Change in customer deposits	(187,540)	(124,226)
Change in income taxes payable	(21,478)	150,401
Change in other liabilities	(4)	(2,273)
Change in other liabilities and accrued interest - related parties	14,420	(107,601)
Change in royalties payable - related parties	(5,048)	38,450
Net cash provided by operating activities	84,531	70,373

Cash flows from investing activities:
Purchase of fixed assets	(3,600)	(4,210)
Net cash used in investing activities	(3,600)	(4,210)

Cash flows from financing activities:
Principal payments on notes payable	(21,797)	(22,822)
Principal payments on notes payable - related parties	(24,122)	(37,396)
Net cash used in financing activities	(45,919)	(60,218)

Net change in cash	35,012	5,945

Cash, beginning of period	3,532	142,516

Cash, end of period	$38,544	$148,461

Supplemental disclosure of cash flow information:
Cash paid for interest	$44,397	$65,383

Cash paid for income taxes	$20,000	$5,072

Supplemental disclosure of non-cash investing activities
Stock options and additional paid in capital issued for
purchase of issued and pending patents on March 3, 2009	$63,000	$--

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

Prior to August 22, 2007 the Company was known as United Companies Corporation (hereinafter referred to as “UCC”).  The Company changed its name to Brownie’s Marine Group, Inc. during the third quarter of 2007, a name the Company believes more closely reflect its line of business, and also has associated tradename recognition.

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

Advertising and marketing costs – The Company recognizes advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used.  Advertising and trade show expense incurred for the three months ended June 30, 2009 and 2008, was $5,160 and $9,235, respectively.  Advertising and trade show expense incurred for the six months ended June 30, 2009 and 2008, was $6,448 and $17,758 respectively.

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

Income taxes – The Company accounts for its income taxes in accordance with the Financial Accounting Standards Board Statement (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

For the three and six months ended June 30, 2009 and 2008, the Company did not grant any incentive stock options to employees, consultants or officers.

Fair value of financial instruments – The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature.

Earnings per common share – Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities.  Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period.  Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive.  All common stock equivalent shares were excluded in the computation for the three and six months ended June 30, 2009 since their effect was antidilutive.   There were no common stock equivalents for the three and six months ended June 30, 2008.

Subsequent events – We have evaluated all subsequent events through August 12, 2009, the date the financial statements were available to be issued.

New accounting pronouncements – In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of SFAS No. 162”.  SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  According to SFAS No. 168, rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. .This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company does not expect any significant financial impact upon adoption of SFAS No. 168.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New accounting pronouncements (continued) – In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167 addresses the effect on FASB Interpretation 46(R), “Consolidation of Variable Interest Entities” of the elimination of the qualifying special-purpose entity concept of SFAS No. 166, “Accounting for Transfers of Financial Assets”.  SFAS No. 167 also amends the accounting and disclosure requirements of FASB Interpretation 46(R) to enhance the timeliness and usefulness of information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the Company’s first interim reporting period that begins after November 15, 2009. Earlier application is prohibited.  The Company does not anticipate any significant financial impact from adoption of SFAS No. 167.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”.  SFAS No. 166 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” by eliminating the concept of special-purpose entity, requiring the reporting entity to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, changes the requirements for the de-recognition of financial assets, and provides for the sellers of the assets to make additional disclosures.  This Statement shall be effective as of the Company’s first interim reporting period that begins after November 15, 2009. Earlier application is prohibited.  The Company does not anticipate any significant financial impact from adoption of SFAS No. 166.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”.  This Statement addresses accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  SFAS No. 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, the date issued or date available to be issued.  The Company adopted this Statement in the second quarter of 2009.  As a result the date through which the Company has evaluated subsequent events and the basis for that date have been disclosed in Note 1, Subsequent Events.

In April 2009, the FASB issued Staff Position (“FSP”) SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  The Statement clarifies the methodology to be used to determine fair value when there is no active market or where the price inputs being used represent distressed sales.  FSP SFAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in SFAS No. 157, which is to reflect how much an asset would be sold in and orderly transaction, and the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive.  The Company adopted this Statement in the second quarter of 2009 without significant financial impact.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than Temporary Impairments”.  FSP SFAS 115-2 and SFAS No. 124-2 modifies the other-than-temporary guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to credit and noncredit components impaired debt securities that are not expected to be sold.  Also, the Statement increases disclosures for both debt and equity securities regarding expected cash flows, securities with unrealized losses, and credit losses.  The Company adopted this Statement in the second quarter of 2009 without significant impact to our financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about the Fair Value of Financial Instruments” (“FSP 107-1/APB 28”).  FSP 107-1/APB 28 enhances consistency in financial reporting by increasing the frequency of fair value disclosures of those assets and liabilities falling within the scope of SFAS No. 107. The Company adopted this Statement in the second quarter of 2009 without significant impact to the financial statements.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New accounting pronouncements (continued) – In April 2009, the FASB issued FSP SFAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” that clarifies and amends FASB SFAS No. 141(revised 2007), as it applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies.  FSP SFAS No. 141(R)-1 addresses initial recognition and measurement issues, subsequent measurement and accounting, and disclosures regarding these assets and liabilities arising from contingencies in a business combination.  The Company adopted this Statement in the second quarter of 2009 without significant impact to the financial statements.

In January 2009, the FASB issued FSP Emerging Issues Task Force (“EITF”) 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”.  FSP EITF 99-20-1 amends the impairments guidance in EITF Issue 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other than-temporary impairment assessment and the related disclosure requirements in FASB
Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance.  The adoption of this Statement in the second quarter of 2009 did not have a significant impact on the Company’s financial statements.

In November 2008, EITF issued Issue No. 08-07, “Accounting for Defensive Intangible Assets”.  The Statement applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining or using the asset (a defensive asset).  EITF Issue No. 08-07 was adopted by the Company in January 2009 without impact to the financial statements.

In May 2008, the FASB issued STAFF POSITION (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion Including Partial Cash Settlement”.  This FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FSP No. 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost recognized in subsequent periods. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company does not currently have any debt instruments for which this FSP would apply.  This FSP was adopted in January 2009 without significant financial impact.

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

New accounting pronouncements (continued) –In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for the Company with respect to business combinations for which the acquisition date is on or after January 1, 2009. The Company adopted this SFAS in the first quarter of 2009 without significant financial impact.

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

2.	INVENTORY

Inventory consists of the following as of:

	June 30, 2009	December 31, 2008
	(Unaudited)
Raw materials	$319,652	$485,367
Work in process	--	--
Finished goods	228,759	249,669
	$548,411	$735,036

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets totaling $94,203 at June 30, 2009, consists of $70,000 of prepayments for inventory, $14,851 of prepaid insurance, $3,302 of prepaid software maintenance, $5,400 prepaid advertising, and $650 of employee advances.

Prepaid expenses and other current assets totaling $94,079 at December 31, 2008, consists of $70,000 of prepaid inventory, $20,267 of prepaid insurance, $1,040 of prepaid software maintenance, $2,550 of employee advances, and $222 of other prepaid expenses and current assets.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of:

	June 30, 2009	December 31, 2008
	(Unaudited)
Building, leasehold improvements, and land	$1,224,962	$1,221,362
Furniture, fixtures, vehicles and equipment	240,787	248,787
	1,465,749	1,470,149
Less: accumulated depreciation and amortization	281,157	270,595
	$1,184,592	$1,199,554

5.	CUSTOMER CREDIT CONCENTRATIONS

Sales to Brownie’s Southport Diver’s, Inc. for the three months ended June 30, 2009 and 2008 represented 11.95% and 8.53%, respectively, of total net revenues.  Sales to Privacy LTD. for the three and six months ended June 30, 2009 represented 12.13% and 41.53%, respectively, of total net revenues.  Sales to Al Masaood Marine and Engineering Division and to Shadow Marine for the three months ended June 30, 2008 represented 20.50% and 16.36%, respectively, of total net revenues.  Sales to Brownie’s Southport Diver’s, Inc. for the six months ended June 30, 2009 and 2008 represented 13.67% and 11.69%, respectively, of total net revenues.  Sales to Al Masaood Marine and Engineering Division and to Shadow Marine for the six months ended June 30, 2008 represented 16.92% and 18.00%, respectively, of total net revenues.  Sales to no other customers represented greater than 10% of net revenues for the three or six months ended June 30, 2009 and 2008.

The brother of Robert Carmichael, the Company’s Chief Executive Officer, as further discussed in Note 6 - RELATED PARTY TRANSACTIONS, owns Brownie’s Southport Diver’s, Inc.

6.	RELATED PARTY TRANSACTIONS

Notes payable – related parties

Notes payable – related parties consists of the following as of June 30, 2009:

Promissory note payable to the Chief Executive Officer of the Company, unsecured, bearing interest at 7.5% per annum, due in monthly principal and interest payments of $7,050, maturing on August 1, 2013.	$319,279

Promissory note payable due an entity in which the Company’s Chief Executive Officer has a financial interest, GKR Associates, LLC., secured by second mortgage on real property, having a carrying value of $1,162,261 at June 30, 2009, bearing 6.99% interest per annum, due in monthly principal and interest payments of $1,980, maturing on February 22, 2012.	57,632

376,911

Less amounts due within one year	110,726

Long-term portion of notes payable – related parties	$266,185

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	RELATED PARTY TRANSACTIONS (continued)

Notes payable – related parties (continued)

As of June 30, 2009, principal payments on the notes payable – related parties are as follows:

2009	$67,316
2010	88,324
2011	95,066
2012	81,988
2013	44,217
Thereafter	--

$376,911

Notes payable – related parties consists of the following as of December 31, 2008:

Promissory note payable to the Chief Executive Officer of the Company, unsecured, bearing interest at 7.5% per annum, due in monthly principal and interest payments of $7,050, maturing on August 1, 2013.	$333,737

Promissory note payable due an entity in which the Company’s Chief Executive Officer has a financial interest, GKR Associates, LLC., secured by second mortgage on real property, having a carrying value of $1,172,227 at December 31, 2008, bearing 6.99% interest per annum, due in monthly principaland interest payments of $1,980, maturing on February 22, 2012.	67,296

401,033

Less amounts due within one year	86,677

Long-term portion of notes payable – related parties	$314,356

Net revenues and accounts receivable – related parties – The Company sells products to three entities owned by the brother of the Company’s Chief Executive Officer, Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys.  Terms of sale are no more favorable than those extended to any of the Company’s other customers.  Combined net revenues from these entities for the three months ended June 30, 2009 and 2008, was $125,657 and $216,361, respectively.  Combined net revenues from these same three entities for the six months ended June 30, 2009 and 2008 was $238,208 and $474,261.  Net revenue from Robert Carmichael and 940 Associates, Inc., an entity owned by Robert Carmichael, the Chief Executive officer, was $37,973 for the six months ended June 30, 2009.  Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at June 30, 2009, was $12,042, $9,144, and $10,390, respectively.  Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2008, was $11,875, $8,903, and $3,982, respectively.  Accounts receivable from Robert Carmichael and 940 Associates, Inc. at June 30, 2009 was $144 and $(731), respectively.  Accounts receivable from Robert Carmichael and 940 Associates, Inc. was $2,207 and $13,679, respectively, at December 31, 2008.

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

Total royalty expense for the above agreements for the three months ended June 30, 2009 and 2008, was $15,140 and $53,747, respectively.  Total royalty expense for the above agreements for the six months ended June 30, 2009 and 2008, was $35,403 and $77,367, respectively.

Consulting expense – Jeff Morris, an approximately 5% beneficial owner of common stock of the Company, provides management and strategic consulting services for BWMG.  For these services, Mr. Morris earned $18,500, and $30,000, from the Company for the three months ended June 30, 2009, and 2008, respectively.  For the six months ended June 30, 2009 and 2008 Mr. Morris earned $38,500 and $60,000, respectively, for these services.  As of June 30, 2009, the Company was $47,000 in arrears on payments due Mr. Morris for management and strategic consulting services.

Patent Purchase Agreement – Effective March 3, 2009, the Company entered into a Patent Purchase Agreement with Robert M. Carmichael, the Chief Executive Officer of the Company.  The Company purchased several patents it had previously been paying royalties on and several related unissued patents.  In exchange for the Intellectual Property (“IP), the Company issued Mr. Carmichael 315,000 stock options at a $1.00 exercise price.  For financial reporting purposes the Company has valued the group of patents at $0 which is the lower of Mr. Carmichael’s historical cost as compared to the fair market value of the stock options on the date of the transaction as determined using the Black-Scholes Valuation Model.  Accordingly, the Company realized a $63,000 loss on the transaction, the fair market value of the options on the March 3, 2009 grant date using the Black-Scholes valuation model less the $0 historical cost.  By acquiring the IP the Company (i) eliminated an estimated $41,000 net discounted cash flows it would otherwise have had to pay related to the IP through 2018, (ii) has an opportunity to further develop the IP, (iii) has the ability to incorporate the IP into current and future products, and (iv) has the opportunity to license the IP to third parties.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	RELATED PARTY TRANSACTIONS (continued)

Other liabilities and accrued interest– related parties

Other liabilities and accrued interest– related parties consists of the following at:

	June 30, 2009	December 31, 2008
	(Unaudited)
Accrued interest on Notes payable – related parties	$11,517	$4,151

Management and strategic consulting services due Jeff Morris	47,000	40,000

Other liabilities – related parties	$58,571	$44,151

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $389,759 at June 30, 2009 consists of $227,620 accounts payable trade, $60,574 balance of legal expenses that were a Company expense prior to the reverse merger with Trebor Industries, Inc., $84,491 of accrued payroll and related fringe benefits, $12,000 accrued real estate taxes, $1,635 of accrued interest, and $3,439 of other liabilities and accruals.

Accounts payable and accrued liabilities of $329,488 at December 31, 2008 consists of $186,774 accounts payable trade, $60,574 balance of legal expenses that were a Company expense prior to the reverse merger with Trebor Industries, Inc., $79,072 of accrued payroll and related fringe benefits, $1,487 of accrued interest, and $1,581 of other liabilities and accruals.

8.	OTHER LIABILITIES

Other liabilities of $4,228 at June 30, 2009 consist of on-line training liability. Other liabilities of $4,232 at December 31, 2008 consists of $4,193 on-line training liability and $39 of deferred tooling expense.

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

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	NOTES PAYABLE

Notes payable consists of the following as of June 30, 2009:

Revolving Line of Credit secured by a third mortgage on the real property of the Company with a carrying value of $1,162, 261 at June 30, 2009, bearing interest at the lender’s base rate plus 1.00% per annum. Interest payments are due monthly on the outstanding principal balance and the Line of Credit matures on December 2, 2009.	$200,000

Promissory note payable secured by a first mortgage on the real property of the Company having a carrying value of $1,162,261 at June 30, 2009, interest at 6.99% per annum, due in monthly principal and interest payments of $9,038, maturing on January 22, 2022.	904,801

1,104,801

Less amounts due within one year	245,783

Long-term portion of notes payable	$859,018

As of June 30, 2009, principal payments on the notes payable are as follows:

2009	$222,400
2010	47,434
2011	50,907
2012	54,475
2013	58,623
Thereafter	670,962

$1,104,801

Notes payable consists of the following as of December 31, 2008:

Revolving Line of Credit secured by a third mortgage on the real property of the Company with a carrying value of $1,172,227 at December 31, 2008, bearing interest at the lender’s base rate plus 1.00% per annum. Interest payments are due monthly on the outstanding principal balance and the Line of Credit matures on December 2, 2009.	$200,000

Promissory note payable secured by a first mortgage on the real property of the Company having a carrying value of $1,172,227 at December 31, 2008, interest at 6.99% per annum, due in monthly principal and interest payments of $9,038, maturing on January 22, 2022.	926,598

1,126,598

Less amounts due within one year	244,188

Long-term portion of notes payable	$882,410

On December 2, 2008 the balance available under the line of credit was increased from $100,000 to $200,000 subject to the same terms and conditions with the exception that the maturity date was extended to December 2, 2009.

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

From inception to-date, 211,000 stock options have been issued under the Plan.  For the three and six months ended June 30, 2009, no options were granted under the Plan.

11.	INCOME TAXES

The components of the provision for income tax benefit are as follows for the three months ended:

	June 30, 2009	June 30, 2008
Current taxes
Federal	$3,706	$133,306
State	(5,184)	27,010
Current taxes	(1,478)	155,244
Change in deferred taxes	(29,812)	51,678
Change in valuation allowance	4,076	(4,668)

Provision for income tax (benefit) expense	$(27,214)	$202,254

The components of the provision for income tax benefit are as follows for the six months ended:

	June 30, 2009	June 30, 2008
Current taxes
Federal	$3,706	$133,307
State	(5,184)	27,010
Current taxes	(1,478)	160,316
Change in deferred taxes	(107,803)	52,376
Change in valuation allowance	14,539	(4842)

Provision for income tax (benefit) expense	$(94,742)	$207,850

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	INCOME TAXES (continued)

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at June 30, 2009:

Deferred tax assets:
Stock options	$32,181
Allowance for doubtful accounts	9,520
Tax loss carryback	85,358
On-line training certificate reserve	634
Total deferred tax assets	127,693
Valuation allowance	(33,973)

Deferred tax assets net of valuation allowance	93,720

Less deferred tax assets – non-current, net of valuation allowance	8,045

Deferred tax assets – current, net of valuation allowance	$85,675

Deferred tax liability
Depreciation and amortization timing differences	$2,411

Less deferred tax liability – non-current	2,411

Deferred tax liability – current	$--

The effective tax rate used for calculation of the deferred taxes as of June 30, 2009 was 34%.  The Company has established a valuation allowance against deferred tax assets of $33,973 comprised predominantly of a 75% reserve against the deferred tax assets attributable to the stock options and a 100% reserve against the allowance for doubtful accounts due to the uncertainty regarding realization.

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2008:

Deferred tax assets:
Stock options	$10,761
Allowance for doubtful accounts	8,500
On-line training certificate reserve	629
Total deferred tax assets	19,890
Valuation allowance	(19,434)

Deferred tax assets net of valuation allowance	456

Less deferred tax assets – non-current	--

Deferred tax assets – current	$456

Deferred tax liability
Depreciation and amortization timing differences	$2,411

Less deferred tax liability – non-current	2,411

Deferred tax liability – current	$--

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	INCOME TAXES (continued)

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

The significant differences between the statutory tax rate and the effective tax rates for the Company for the six months ended are as follows:

	June 30, 2009	June 30, 2008
Statutory tax rate (benefit) expense	--%	34%
Increase (decrease) in rates resulting from:
Net operating loss carryforward or carryback	(27)%	(6)%
Equity based compensation and loss	(7)%	3%
State taxes	--%	3%
Change in valuation allowance	5%	(1)%
Depreciation and amortization	--%	6%
Other	(2)%	%
Effective tax rate (benefit) expense	(30)%	39%

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

Results of Operations for the Three Months Ended June 30, 2009, As Compared To the Three Months Ended June 30, 2008

Net revenues.  For the three months ended June 30, 2009, we had net revenues of $569,849 as compared to net revenues of $1,729,073 for the three months ended June 30, 2008, a decrease of $1,159,224, or 67.04%.  The net decrease is primarily attributable to a decrease in low pressure hookah system and related sales of approximately $500,000, and a decrease in tankfill system sales of approximately $700,000.  The Company had three large custom tankfill projects in process during the second quarter of 2008 that contributed approximately $530,000 to revenue for that period while there were no comparable sales during the second quarter of 2009.  The Company attributes the overall decline in all product sales to be reflective of the economy’s depressed state.  The Company’s products are largely non-essential, disposable income type items, and therefore are more likely to be sacrificed by consumers in preference for essential goods in depressed economic conditions.

Cost of net revenues.  For the three months ended June 30, 2009, we had cost of net revenues of $384,626 as compared with cost of net revenues of $934,137 for the three months ended June 30, 2008, a decrease of $549,511, or 58.83%.  The decrease in cost of net revenues for the second quarter of 2009 as compared to the second quarter of 2008 is primarily a result of the lower net revenues for the period, thus a decline in total material costs.  As a percentage of net revenues, cost of net revenues for the three months ended June 30, 2009 increased 13.47% as compared to the same period in 2008.  This is primarily a result of fairly consistent fixed costs between the periods.  Material costs as a percentage of net revenues remained fairly consistent for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Gross profit.  For the three months ended June 30, 2009, we had a gross profit of $185,223 as compared to gross profit of $794,936 for the three months ended June 30, 2008, a decrease of $609,713, or 76.70%.  This decrease is primarily attributable to the decrease in net revenues for the three months ended June 30, 2009 as compared to the same period in 2008.

Operating expenses.  For the three months ended June 30, 2009, we had total operating expenses of $235,116 as compared to total operating expenses of $329,368 for the three months ended June 30, 2008, a decrease of $94,252, or 28.62%.  The $94,252 decrease is due to a net decrease in selling and administrative costs of $110,533, which was partially offset by an increase in research and development expenses of $16,281 for the three months ended June 30, 2009 as compared to the same period in 2008.  The increase in research and development was primarily for allocation of salaries for time spent on research and development activities during the period.  The decrease in sales and administrative costs is primarily a result of a decrease in overall payroll and subcontract costs attributable to fewer hours worked and less overtime in order maximize cash available for operations.  In addition, there was less travel and advertising for the three months ended June 30, 2009 compared to three months ended June 30, 2008, also to maximize cash available for operations.

Other expense, net.  For the three months ended June 30, 2009, we had other expense, net of $25,611 as compared to $40,076 for the three months ended June 30, 2008, a decrease of $14,465, or 36.09%.  This account is comprised of other (income) expense, net (“other expense”), and interest expense.  Interest expense for the period decreased $7,756 and other expense decreased $6,709.  The interest expense decrease is a net of $9,088 decrease in interest expense – related parties, which was partially offset by a $1,332 increase in other interest.  The decline in interest expense – related parties is primarily a result of pay down and retirement of some related party debt in August 2008.  The increase in other interest expense is primarily a result of a significantly higher average credit line balance outstanding for the three months ended June 30, 2009 as compared to the same period in 2008.  Other expense is comprised of transactions that are generally of a non recurring nature.  The $6,709 decrease for the period is primarily attributable to a $7,907 expense adjustment during the three months ended June 30, 2008 for a change in estimate to prepaid current and deferred taxes for which there was no comparable transaction during the three months ended June 30, 2009. The decrease was partially offset by other individually insignificant transactions.

Provision for income tax (benefit) expense.  For the three months ended June 30, 2009, we had a provision for income tax benefit of $27,214, as compared to a provision of income tax expense of $202,254 for the three months ended June 30, 2008, an increase in provision for income tax benefit of $229,468, or 113.46%.  This increase is primarily attributable to the increase in net loss before provision for income taxes for the three months ended June 30, 2009 as compared to the net income for three months ended June 30, 2008.  The provision for income tax benefit for the period is comprised primarily of a net operating loss available for carryback.

Net loss.  For the three months ended June 30, 2009, we had net loss of $48,290 as compared to net income of $223,238 for the three months ended June 30, 2008, an increase in net loss of $271,528, or 121.63%.  The net increase is attributable to a decrease in gross profit of $609,713, a decrease in operating expenses of $94,252, a decrease in other expense, net of $14,465, and an increase in the provision for income tax benefit of $229,468.

Results of Operations for the Six Months Ended June 30, 2009, As Compared To the Six Months Ended June 30, 2008

Net revenues.  For the six months ended June 30, 2009, we had net revenues of $1,081,153 as compared to net revenues of $2,923,874 for the six months ended June 30, 2008, a decrease of $1,842,721, or 63.02%.  The decrease is primarily attributable to a decrease in low pressure hookah system sales of approximately $650,000, and a decrease in tankfill system sales of approximately $1,200,000.  The Company had three large custom tankfill projects during the six months ended June 30, 2008 that contributed approximately $970,000 to revenue for that period while there were no comparable sales during the six months ended June 30, 2009.  The Company attributes the overall decline in all product sales to be reflective of the economy’s depressed state.  The Company’s products are largely non-essential, disposable income type items, and therefore are more likely to be sacrificed by consumers in preference for essential goods in depressed economic conditions.

Cost of net revenues.  For the six months ended June 30, 2009, we had cost of net revenues of $807,535 as compared with cost of net revenues of $1,763,789 for the six months ended June 30, 2008, a decrease of $956,254, or 54.22%.  The decrease in cost of net revenues for the six months ended June 30, 2009 as compared to the first quarter of 2008 is primarily a result of the lower net revenues, thus a decline in total material costs.  As a percentage of net revenues, cost of net revenues for the six months ended June 30, 2009 increased 14.37% as compared to the same period in 2008.  This is primarily a result of fairly consistent fixed costs between the periods.  Material costs as a percentage of net revenues remained fairly consistent for the six months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Gross profit.  For the six months ended June 30, 2009, we had a gross profit of $273,618 as compared to gross profit of $1,160,085 for the six months ended June 30, 2008, a decrease of $886,467, or 76.41%.  This decrease is primarily attributable to the decrease in net revenues for the six months ended June 30, 2009 as compared to the same period in 2008.

Operating expenses.  For the six months ended June 30, 2009, we had total operating expenses of $472,795 as compared to total operating expenses of $562,189 for the six months ended June 30, 2008, a decrease of $89,394, or 15.90%.  The $89,394 decrease is due to a net decrease in selling and administrative costs of $115,625, which was partially offset by an increase in research and development expenses of $26,231, for the six months ended June 30, 2009 as compared to the same period in 2008.  The increase in research and development was primarily for allocation of salaries for time spent on research and development activities during the period.  The decrease in sales and administrative costs is primarily a result of a decrease in overall payroll and subcontract costs attributable to fewer hours worked and less overtime in order maximize cash available for operations.  In addition, there was less travel and advertising for the six months ended June 30, 2009 compared to three months ended June 30, 2008, also to maximize cash available for operations.

Other expense, net.  For the six months ended June 30, 2009, we had other expense, net of $113,449 as compared to $69,731 for the six months ended June 30, 2008, an increase of $43,718, or 62.70%. This account is comprised of other (income) expense, net (“other expense”) and interest expense.  Interest expense for the period decreased $13,580 and other expense increased $57,298.  The interest expense decrease is a net of $18,118 decrease in interest expense– related parties, which was partially offset by a $4,538 increase in other interest.  The decline in interest expense – related parties is primarily a result of pay down and retirement of some related party debt in August 2008.  The increase in other interest expense is primarily a result of a higher average credit line balance outstanding for the six months ended June 30, 2009 as compared to the same period in 2008.  Other expense is comprised of transactions that are generally of a non recurring nature.  Other expense increased for the period by $57,298 which is primarily a result of a $63,000 loss on purchase of patents, the Intellectual Property (“IP”), for which there was no comparable transaction for the same period in 2008.  The loss was partially offset by other individually insignificant items during the period.  The $63,000 loss was the fair market value of the options granted in exchange for the IP using the Black-Scholes valuation model less the $0 historical cost of Robert M Carmichael, the seller and Chief Executive Officer of the Company.  By acquiring the IP the Company (i) eliminated an estimated $41,000 net discounted cash flows it would otherwise have had to pay related to the IP through 2018, (ii) has an opportunity to further develop the IP, (iii) has the ability to incorporate the IP into current and future products, and (iv) has the opportunity to license the IP to third parties.

Provision for income tax (benefit) expense.  For the six months ended June 30, 2009, we had a provision for income tax benefit of $94,742, as compared to a provision of income tax expense of $207,850 for the six months ended June 30, 2008, an increase in provision for income tax benefit of $302,592, or 145.58%.  This increase is primarily attributable to the increase in net loss before provision for income taxes for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.  The provision for income tax benefit for the period is comprised primarily of a net operating loss available for carryback.

Net loss.  For the six months ended June 30, 2009, we had net loss of $217,884 as compared to net income of $320,315 for the six months ended June 30, 2008, an increase in net loss of $538,199, or 168.02%.  The net increase is attributable to a decrease in gross profit of $886,467, a decrease in operating expenses of $89,394, an increase in other expense, net of $43,718, and an increase in provision for income tax benefit of $302,592.

Liquidity and Capital Resources

As of June 30, 2009, we had cash and other current assets of $863,087 and current liabilities of $862,941, or a current ratio of 1.00%.

The Company anticipates that cash generated from operations should be sufficient to satisfy the Company’s contemplated requirements for its current operations for at least the next twelve months.  The Company does not anticipate any significant purchases of equipment during fiscal year 2009. The number and level of employees at June 30, 2009 is deemed adequate to maintain the Company's operations for at least the next 12 months.

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

We are also subject to interest rate risk on the balance of our revolving credit facility that matures on December 2, 2009 with Colonial Bank.   Interest on the credit facility is variable based on the lender’s base rate plus 1%. Our balance at June 30, 2009 under the facility was $200,000.  We do not believe there would be a large enough increase or decrease in the lender’s base through December 2, 2009 that would have a material effect on our future results of operations.

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

Date: August 13, 2009	Brownie’s Marine Group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer