Form 10-Q
period 2009-09-30
Brownie's Marine Group, Inc
filed 2009-11-13
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q
(mark one)

☑           Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

☐           Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.

Commission File No. 000-28321

Brownie’s Marine Group, Inc.
(Name of Small Business Issuer in Its Charter)

Nevada	90-0226181
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

940 N.W. 1stStreet, Fort Lauderdale, Florida	33311
(Address of Principal Executive Offices)	(Zip Code)

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
Yes  ☒       No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Website, in any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
Yes  ☐    No  ☒

There were 1,785,538 shares of common stock outstanding as of November 1, 2009.

Item 1.  Financial Statements

Financial Information

PART I

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2009	December 31,
	(Unaudited)	2008
ASSETS

Current assets
Cash	$45,822	$3,532
Accounts receivable, net of $28,000 and $25,000 allowance for doubtful accounts, respectively	25,190	34,328
Accounts receivable - related parties	7,709	41,059
Inventory	549,401	735,036
Prepaid expenses and other current assets	104,337	94,079
Costs and estimated earnings in excess of billings on uncompleted contract	—	287,861
Deferred tax asset, net - current	111,531	456
Total current assets	843,990	1,196,351

Property, plant, and equipment, net	1,174,754	1,199,554

Deferred tax asset, net - non-current	5,634	—
Other assets	6,968	6,968

Total assets	$2,031,346	$2,402,873

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$317,383	$329,488
Customer deposits	118,824	194,425
Royalties payable - related parties	42,028	42,865
Income taxes payable	—	30,649
Other liabilities	3,714	4,232
Other liabilities and accrued interest - related parties	59,870	44,151
Notes payable - current portion	246,595	244,188
Notes payable - related parties - current portion	128,053	86,677
Total current liabilities	916,467	976,675

Long-term liabilities
Deferred tax liability, net - non-current	—	2,411
Notes payable - long-term portion	847,180	882,410
Notes payable - related parties - long-term portion	243,144	314,356

Total liabilities	2,006,791	2,175,852

Commitments and contingencies

Stockholders' equity
Common stock; $0.001 par value; 250,000,000 shares authorized 1,785,538 and 1,785,538 shares issued and outstanding, respectively	1,785	1,785
Additional paid-in capital	1,147,216	1,084,216
Accumulated deficit	(1,124,446)	(858,980)
Total stockholders' equity	24,555	227,021

Total liabilities and stockholders' equity	$2,031,346	$2,402,873

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net revenues
Net revenues	$493,162	$652,869	$1,298,405	$3,102,091
Net revenues - related parties	117,722	110,076	393,632	584,728
Total net revenues	610,884	762,945	1,692,037	3,686,819

Cost of net revenues
Cost of net revenues	407,967	528,731	1,180,099	2,214,379
Royalties - related parties	16,482	23,675	51,885	101,816
Total cost of net revenues	424,449	552,406	1,231,984	2,316,195

Gross profit	186,435	210,539	460,053	1,370,624

Operating expenses
Research and development costs	17,281	10,749	44,634	11,871
Selling, general and administrative	215,211	274,852	660,653	835,919
Total operating expenses	232,492	285,601	705,287	847,790

Income (loss) from operations	(46,057)	(75,062)	(245,234)	522,834

Other expense, net
Other expense (income), net	1,305	(602)	62,843	3,638
Interest expense	19,792	15,848	57,930	49,448
Interest expense - related parties	6,284	2,942	20,057	34,833
Total other expense, net	27,381	18,188	140,830	87,919

Net (loss) income before provision for income taxes	(73,438)	(93,250)	(386,064)	434,915

Provision for income tax (benefit) expense	(25,856)	(29,895)	(120,598)	177,955

Net (loss) income	$(47,582)	$(63,355)	$(265,466)	$256,960

Basic (loss) income per common share	$(0.03)	$(0.04)	$(0.15)	$0.15
Diluted (loss) income per common share	$(0.03)	$(0.04)	$(0.15)	$0.15

Basic weighted average common shares outstanding	1,785,538	1,751,842	1,785,538	1,707,801
Diluted weighted average common shares outstanding	1,785,538	1,751,842	1,785,538	1,712,805

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2008	1,785,538	$1,785	$1,084,216	$(858,980)	$227,021

Purchase of issued and pending patents for stock options granted on March 3, 2009	—	—	63,000	—	63,000

Net loss	—	—	—	(169,594)	(169,594)

Balance, March 31, 2009 (Unaudited)	1,785,538	1,785	1,147,216	(1,028,574)	120,427

Net loss	—	—	—	(48,290)	(48,290)

Balance, June 30, 2009 (Unaudited)	1,785,538	1,785	1,147,216	(1,076,864)	72,137

Net loss	—	—	—	(47,582)	(47,582)

Balance, September 30, 2009 (Unaudited)	1,785,538	$1,785	$1,147,216	$(1,124,446)	$24,555

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities:
Net (loss) income	$(265,466)	$256,960
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	27,385	30,296
Amortization	1,015	25
Change in deferred tax asset, net	(116,709)	43,091
Change in deferred tax liability, net	(2,411)	6,279
Issuance of equity based stock options	63,000	—
Changes in operating assets and liabilities:
Change in accounts receivable, net	9,138	(5,444)
Change in accounts receivable - related parties	33,350	(4,886)
Change in inventory	185,635	(162,928)
Change in prepaid expenses and other current assets	(10,258)	(43,125)
Change in costs and estimated earnings in excess of billings
on uncompleted contract	287,861	—
Change in accounts payable and accrued liabilities	(12,105)	(59,619)
Change in customer deposits	(75,601)	(27,687)
Change in income taxes payable	(30,649)	31,160
Change in other liabilities	(518)	(6,126)
Change in other liabilities and accrued interest - related parties	15,719	(107,357)
Change in royalties payable - related parties	(837)	7,605
Net cash provided by (used in) operating activities	108,549	(41,756)

Cash flows from investing activities:
Proceeds from receivable purchased through issuance of common stock in conjunction with asset/patent acquisition	—	228,000
Purchase of fixed assets	(3,600)	(24,052)
Net cash (used in) provided by investing activities	(3,600)	203,948

Cash flows from financing activities:
Proceeds from borrowings on notes payable	—	70,000
Principal payments on notes payable	(32,823)	(35,087)
Principal payments on notes payable - related parties	(29,836)	(264,409)
Net cash used in financing activities	(62,659)	(229,496)

Net change in cash	42,290	(67,304)

Cash, beginning of period	3,532	142,516

Cash, end of period	$45,822	$75,212

Supplemental disclosures of cash flow information:
Cash paid for interest	$65,368	$90,691

Cash paid for income taxes	$38,528	$87,510

Supplemental disclosures of non-cash investing activities:
Stock options and additional paid in capital issued for purchase of issued and pending patents on March 3, 2009	$63,000	$—

Common stock and additional paid in capital issued toward patent/asset purchase on July 31, 2008	$—	$213,900

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

Prior to August 22, 2007 the Company was known as United Companies Corporation (hereinafter referred to as “UCC”).  The Company changed its name to Brownie’s Marine Group, Inc. during the third quarter of 2007, a name the Company believes more closely reflects its line of business, and also has associated trade name recognition.

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

Property, Plant, and Equipment – Property, Plant and Equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is provided principally on the straight-line method over the estimated useful lives of the assets, which is primarily 3 to 5 years except for the building that is being depreciated over a life of 39 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation and amortization are removed from the accounts and any gain or loss is reflected in other income (expense).

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

Advertising, marketing and trade show costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating the advertisements and participating in trade shows in the period in which each occur.  Advertising and trade show expense incurred for the three months ended September 30, 2009 and 2008, was $831 and $7,102, respectively.  Advertising and trade show expense incurred for the nine months ended September 30, 2009 and 2008, was $7,275 and $24,861, respectively.

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

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes – The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized.  In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  A valuation allowance is established against deferred tax assets that do not meet the criteria for recognition.  In the event the Company were to determine that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, they would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

The Company follows the accounting guidance which provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized initially and in subsequent periods.  Also included is guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Comprehensive income – The Company has no components of other comprehensive income. Accordingly, net income equals comprehensive income for all periods.

Stock-based compensation – The Company accounts for all compensation related to stock, options or warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees.  Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

For the three and nine months ended September 30, 2009 and 2008, the Company did not grant any incentive stock options to employees, consultants or officers.

Fair value of financial instruments – The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature.

Earnings per common share – Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities.  Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period.  Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive.  All common stock equivalent shares were excluded in the computation for the three and nine months ended September 30, 2009 since their effect was antidilutive.  There were no common stock equivalents for the three and nine months ended September 30, 2008.

Subsequent events – We have evaluated all subsequent events through November 11, 2009, the date the financial statements were available to be issued.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New accounting pronouncements – On July 1, 2009, the Financial Accounting Standards Board ("FASB") officially launched the FASB ASC 105 – "Generally Accepted Accounting Principles", which established the FASB Accounting Standards Codification ('the Codification'), as the single official source of authoritative, nongovernmental, U.S. Generally Accepted Accounting Principles ("GAAP"), in addition to guidance issued by the Securities and Exchange Commission.  The Codification is designed to simplify U.S. GAAP into a single, topically ordered structure.  All guidance contained in the Codification carries an equal level of authority.  The Codification is effective for interim and annual periods ending after September 15, 2009.  Accordingly, the Company refers to the Codification in respect of the appropriate accounting standards throughout this document as “FASB ASC”.  Implementation of the Codification did not have any impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05 – “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value”.  This ASU clarifies the fair market value measurement of liabilities.  In circumstances where a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a technique that uses quoted price of the identical or a similar liability or liabilities when traded as an asset or assets, or another valuation technique that is consistent with the principles of Topic 820 such as an income or market approach.  ASU No. 2009-05 was effective upon issuance and it did not result in any significant financial impact on the Company upon adoption.

In September 2009, the FASB issued ASU No. 2009-12 – “Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent)”.  This ASU permits use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value.  ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009, with early application permitted.  Since the Company does not currently have any such investments, it does not anticipate any impact on its financial statements upon adoption.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167 addresses the effect on FASB Interpretation 46(R), “Consolidation of Variable Interest Entities” of the elimination of the qualifying special-purpose entity concept of SFAS No. 166, “Accounting for Transfers of Financial Assets”.  SFAS No. 167 also amends the accounting and disclosure requirements of FASB Interpretation 46(R) to enhance the timeliness and usefulness of information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the Company’s first interim reporting period that begins after November 15, 2009. Earlier application is prohibited.  The Company does not anticipate any significant financial impact from adoption of SFAS No. 167. As of September 30, 2009, SFAS No. 167 has not been added to the Codification.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”.  SFAS No. 166 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” by eliminating the concept of special-purpose entity, requiring the reporting entity to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, changes the requirements for the de-recognition of financial assets, and provides for the sellers of the assets to make additional disclosures.  This Statement shall be effective as of the Company’s first interim reporting period that begins after November 15, 2009. Earlier application is prohibited.  The Company does not anticipate any significant financial impact from adoption of SFAS No. 166. As of September 30, 2009, SFAS No. 166 has not been added to the Codification.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New accounting pronouncements (continued) – In May 2009, the FASB issued FASB ASC 855, “Subsequent Events”.  This Statement addresses accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  FASB ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, the date issued or date available to be issued.  The Company adopted this Statement in the second quarter of 2009.  As a result the date through which the Company has evaluated subsequent events and the basis for that date have been disclosed in Note 1, Subsequent Events.

In April 2009, the FASB issued an update to FASB ASC 820, “Fair Value Measurements and Disclosures”, related to providing guidance on when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  The update clarifies the methodology to be used to determine fair value when there is no active market or where the price inputs being used represent distressed sales.  The update also reaffirms the objective of fair value measurement, as stated in FASB ASC 820, which is to reflect how much an asset would be sold in and orderly transaction, and the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive.  The Company adopted this Statement in the second quarter of 2009 without significant financial impact.

In April 2009, the FASB issued ASC 320, “Investments – Debt and Equity”, that amends current other-than-temporary guidance for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to credit and noncredit components impaired debt securities that are not expected to be sold.  Also, the Statement increases disclosures for both debt and equity securities regarding expected cash flows, securities with unrealized losses, and credit losses.  The Company adopted this Statement in the second quarter of 2009 without significant impact to our financial statements.

In April 2009, the FASB issued an update to FASB ASC 825, “Financial Instruments”, to require interim disclosures about the fair value of financial instruments”.  This update enhances consistency in financial reporting by increasing the frequency of fair value disclosures of those assets and liabilities falling within the scope of FASB ASC 825. The Company adopted this update in the second quarter of 2009 without significant impact to the financial statements.

In April 2009, the FASB issued an update to FASB ASC 805, “Business Combinations”, that clarifies and amends  FASB ASC 805, as it applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies.  This update addresses initial recognition and measurement issues, subsequent measurement and accounting, and disclosures regarding these assets and liabilities arising from contingencies in a business combination.  The Company adopted this Statement in the second quarter of 2009 without significant impact to the financial statements.

In January 2009, the FASB issued an update to FASB ASC 325, “Investments – Other”, which amends the impairments guidance on recognition of interest income and impairment on purchased beneficial interests and beneficial interests that continue to be held by a transferor in securitized financial assets to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The update also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASBASC 320, “Investments – Debt and Equity Securities”, and other related guidance.  The adoption of this update in the second quarter of 2009 did not have a significant impact on the Company’s financial statements.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New accounting pronouncements (continued) – In November 2008, EITF issued new guidance under FASB ASC 350, “Intangibles – Goodwill and Other” on accounting for defensive intangible assets.  The new guidance applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining or using the asset (a defensive asset).  This guidance was adopted by the Company in January 2009 without impact to the financial statements.

In May 2008, the FASB issued an update to FASB ASC 470, “Debt”, with respect to accounting for convertible debt instruments that may be settled in cash upon conversion including partial cash settlement.  This update applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB ASC 815, “Derivatives and Hedging”.  Additionally, this update specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The update is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company does not currently have any debt instruments for which this update would apply.  This update was adopted in January 2009 without significant financial impact.

In March 2008, the FASB issued an update to FASB ASC 815, “Derivatives and Hedging”.  This update is intended to enhance the current disclosure framework in FASB ASC 815.  Under this update, entities will have to provide disclosures about (a) how and why and entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB ASC 815 and its related interpretations, and (c), how derivative instruments and related hedged items effect an entity’s financial position, financial performance and cash flows.  This update is effective for all financial statements issued for fiscal and interim periods beginning after November 15, 2008.  The Company does not currently have any derivative instruments, nor does it engage in hedging activities, therefore, the Company’s adoption of this update in the first quarter of 2009 was without significant financial impact.

In December 2007, the FASB issued an update to FASB ASC 805, “Business Combinations” which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired.  SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for the Company with respect to business combinations for which the acquisition date is on or after January 1, 2009. The Company adopted this SFAS in the first quarter of 2009 without significant financial impact.

In December 2007, the FASB issued an update to FASB ASC 810, “Consolidation”, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of noncontrolling owners. This update is effective for the Company as of January 1, 2009. The Company adopted this update in January 2009 without significant impact on the consolidated financial position, results of operations, and disclosures.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.    INVENTORY

Inventory consists of the following as of:

	September 30, 2009 (Unaudited)	December 31, 2008

Raw materials	$314,795	$485,367
Work in process	—	—
Finished goods	234,606	249,669
	$549,401	$735,036

3.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets totaling $104,337 at September 30, 2009, consists of $57,619 of prepayments for inventory, $29,809 of prepaid insurance, $2,476 of prepaid software maintenance, $4,925 prepaid advertising and trade show expense, $9,357 state tax overpayment from 2008, and $151 other prepaid and expenses and current assets.

Prepaid expenses and other current assets totaling $94,079 at December 31, 2008, consists of $70,000 of prepaid inventory, $20,267 of prepaid insurance, $1,040 of prepaid software maintenance, $2,550 of employee advances, and $222 of other prepaid expenses and current assets.

4.    PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consists of the following as of:

	September 30, 2009 (Unaudited)	December 31, 2008

Building, leasehold improvements, and land	$1,224,962	$1,221,362
Furniture, fixtures, vehicles and equipment	240,787	248,787
	1,465,749	1,470,149
Less: accumulated depreciation and amortization	290,995	270,595
	$1,174,754	$1,199,554

5.    CUSTOMER CREDIT CONCENTRATIONS

The Company sells to three entities owned by the brother of Robert Carmichael, the Companies Chief Executive officer as further discussed in Note 6 – RELATED PARTIES TRANSACTIONS.  Combined sales to these entities for the three months ended September 30, 2009 and 2008 represented 19.02% and 13.97%, respectively, of total net revenues.  Combined sales to these same entities for the nine months ended September 30, 2009 and 2008 represented 16.70% and 15.75%, respectively, of total net revenues.  In addition, for the nine months ended September 30, 2009 sales to one unrelated customer represented 23.19% of total net revenues.  For the three months ended September 30, 2008, sales to a different unrelated customer represented 10.72% of total net revenues.  Sales to no other customers represented greater than 10% of net revenues for the three or nine months ended September 30, 2009 and 2008.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.    RELATED PARTIES TRANSACTIONS

Notes payable – related parties

Notes payable – related parties consists of the following as of September 30, 2009:

Promissory note payable to the Chief Executive Officer of the Company, unsecured, bearing interest at 7.5% per annum, due in monthly principal and interest payments of $7,050, maturing on August 1, 2013.	$318,527

Promissory note payable due an entity in which the Company’s Chief Executive Officer has a financial interest, GKR Associates, LLC., secured by second mortgage on real property, having a carrying value of $1,155,403 at September 30, 2009, bearing 6.99% interest per annum, due in monthly principal and interest payments of $1,980, maturing on February 22, 2012.	52,670

371,197

Less amounts due within one year	128,053

Long-term portion of notes payable – related parties	$243,144

As of September 30, 2009, principal payments on the notes payable – related parties are as follows:

2009	$62,378
2010	88,385
2011	95,131
2012	82,058
2013	43,245
Thereafter	—

$371,197

As of September 30, 2009, the Company was approximately six months in arrears on payments due under the Note payable to the Chief Executive Officer.  No default notice has been received and the Company plans to make payments as able.  See Other liabilities and accrued interest– related parties within this Note for the related accrued interest also in arrears.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.    RELATED PARTY TRANSACTIONS (continued)

Notes payable – related parties (continued)

Notes payable – related parties consists of the following as of December 31, 2008:

Promissory note payable to the Chief Executive Officer of the Company, unsecured, bearing interest at 7.5% per annum, due in monthly principal and interest payments of $7,050, maturing on August 1, 2013.	$333,737

Promissory note payable due an entity in which the Company’s Chief Executive Officer has a financial interest, GKR Associates, LLC., secured by second mortgage on real property, having a carrying value of $1,155,403 at December 31, 2008, bearing 6.99% interest per annum, due in monthly principal and interest payments of $1,980, maturing on February 22, 2012.	67,296

401,033

Less amounts due within one year	86,677

Long-term portion of notes payable – related parties	$314,356

Net revenues and accounts receivable – related parties – The Company sells products to three entities, Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer.  Terms of sale are no more favorable than those extended to any of the Company’s other customers.  Combined net revenues from these entities for the three months ended September 30, 2009 and 2008, was $116,259 and $106,572, respectively.  Combined net revenues from these same three entities for the nine months ended September 30, 2009 and 2008 was $354,467 and $580,833, respectively.  Combined net revenues from Robert Carmichael and 940 Associates, Inc., an entity owned by Robert Carmichael, the Chief Executive officer for the three and nine months ended September 30, 2009 was $1,463 and $39,165, respectively.  Net revenues from Robert Carmichael for the three and nine months ended September 30, 2008 was $3,504 and $3,895, respectively.  Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at September 30, 2009, was $1,178, $1,726, and $4,688, respectively.  Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2008, was $11,875, $8,903, and $3,982, respectively.  Accounts receivable from Robert Carmichael and 940 Associates, Inc. at September 30, 2009 was $4 and $114, respectively.  Accounts receivable from Robert Carmichael and 940 Associates, Inc. at December 31, 2008 was $2,207 and $13,679, respectively.

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

The Company has Non-Exclusive License Agreements with 940 Associates, Inc. (herein referred to as “940AI”), an entity owned by the Company’s Chief Executive Officer, to license product patents it owns.  Under the terms of the license agreements effective January 1, 2005, the Company pays 940AI, $2.00 per licensed product sold, rates increasing 5% annually.  Also with 940AI, the Company has an Exclusive License Agreement to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement.  Based on this license agreement, the Company pays 940AI, 2.5% of gross revenues per quarter.

Total royalty expense for the above agreements for the three months ended September 30, 2009 and 2008, was $16,482 and $23,675, respectively.  Total royalty expense for the above agreements for the nine months ended September 30, 2009 and 2008, was $51,885 and $101,816, respectively.  As of September 30, 2009, the Company was approximately seven months in arrears on royalty payments due.

Consulting expense – Jeff Morris, an approximately 5% beneficial owner of common stock of the Company, provides management and strategic consulting services for BWMG.  For these services, Mr. Morris earned $18,000, and $30,000, from the Company for the three months ended September 30, 2009, and 2008, respectively.  For the nine months ended September 30, 2009 and 2008 Mr. Morris earned $56,500 and $90,000, respectively, for these services.  As of September 30, 2009, the Company was $43,000, or approximately seven months in arrears on payments due Mr. Morris for his consulting services.

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

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.    RELATED PARTY TRANSACTIONS (continued)

Other liabilities and accrued interest – related parties

Other liabilities and accrued interest – related parties consists of the following at:

	September 30, 2009 (Unaudited)	December 31, 2008

Accrued interest on Notes payable – related parties	$16,870	$4,151

Management and strategic consulting services due Jeff Morris	43,000	40,000

Other liabilities – related parties	$59,870	$44,151

7.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $317,383 at September 30, 2009 consists of $162,492 accounts payable trade, $60,574 balance of legal expenses that were a Company expense prior to the reverse merger with Trebor Industries, Inc., $73,633 of accrued payroll and related fringe benefits, $18,000 accrued real estate taxes, $1,388 of accrued interest, and $1,296 of other accrued liabilities.

Accounts payable and accrued liabilities of $329,488 at December 31, 2008 consists of $186,774 accounts payable trade, $60,574 balance of legal expenses that were a Company expense prior to the reverse merger with Trebor Industries, Inc., $79,072 of accrued payroll and related fringe benefits, $1,487 of accrued interest, and $1,581 of other accrued liabilities.

8.    OTHER LIABILITIES

Other liabilities of $3,714 at September 30, 2009 consists of on-line training liability. Other liabilities of $4,232 at December 31, 2008 consists of $4,193 on-line training liability and $39 of deferred tooling expense.

The Company includes on-line training certificates with all hookah units sold.  The training certificates entitle the holder to an on-line interactive course at no additional charge to the holder.  The number of on-line training certificates issued per unit is the same as the number of divers the unit as sold is designed to accommodate (i.e., a three diver unit configuration comes with three on-line training certificates).  The certificates have an eighteen-month redemption life after which time they expire.  The eighteen-month life of the certificates begins at the time the customer purchases the unit.  The Company owes the on-line training vendor the agreed upon negotiated rate for all on-line certificates redeemed payable at the time of redemption.  For certificates that expire without redemption, no amount is due the on-line training vendor. The Company maintains an on-line training liability reserve for certificate redemption of 10% that approximates the historical redemption rate.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.    NOTES PAYABLE

Notes payable consists of the following as of September 30, 2009:

Revolving Line of Credit secured by a third mortgage on the real property of the Company with a carrying value of $1,155,403 at September 30, 2009, bearing interest at the lender’s base rate plus 1.00% per annum. Interest payments are due monthly on the outstanding principal balance and the Line of Credit matures on December 2, 2009.	$199,990

Promissory note payable secured by a first mortgage on the real property of the Company having a carrying value of $1,155,403 at September 30, 2009, interest at 6.99% per annum, due in monthly principal and interest payments of $9,038, maturing on January 22, 2022.	893,785

1,093,775

Less amounts due within one year	246,595

Long-term portion of notes payable	$847,180

As of September 30, 2009, principal payments on the notes payable are as follows:

2009	$211,374
2010	47,434
2011	50,907
2012	54,475
2013	58,623
Thereafter	670,962

$1,093,775

The Company does not foresee that it will have the financial ability to settle the balance due under the Revolving Line of Credit by December 2, 2009, the maturity date.  Unless a favorable change in the financial condition of the Company occurs before the maturity date, the Company will request a restructure of payment terms or an extension of the maturity date.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.    NOTES PAYABLE (continued)

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

From inception to-date, 211,000 stock options have been issued under the Plan.  For the three and nine months ended September 30, 2009, no options were granted or exercised under the Plan.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.  INCOME TAXES

The components of the provision for income tax benefit are as follows for the three months ended:

	September 30, 2009	September 30, 2008
Current taxes
Federal	$—	$(30,381)
State	—	(1,350)
Current taxes	—	(31,731)
Change in deferred taxes	(25,675)	2,824
Change in valuation allowance	(181)	(988)

Provision for income tax benefit	$(25,856)	$(29,895)

The components of the provision for income tax (benefit) expense are as follows for the nine months ended:

	September 30, 2009	September 30, 2008
Current taxes
Federal	$3,706	$102,925
State	(5,184)	25,660
Current taxes	(1,478)	128,585
Change in deferred taxes	(133,478)	55,200
Change in valuation allowance	14,358	(5,830)

Provision for income tax (benefit) expense	$(120,598)	$177,955

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at September 30, 2009:

Deferred tax assets:
Stock options	$32,181
Allowance for doubtful accounts	9,520
Tax loss carryback	111,395
On-line training certificate reserve	273
Total deferred tax assets	153,369
Valuation allowance	(33,793)

Deferred tax assets net of valuation allowance	119,576

Less deferred tax assets – non-current, net of valuation allowance	8,045

Deferred tax assets – current, net of valuation allowance	$111,531

Deferred tax liability
Depreciation and amortization timing differences	$2,411

Less deferred tax liability – non-current	2,411

Deferred tax liability – current	$—

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.  INCOME TAXES (continued)

The effective tax rate used for calculation of the deferred taxes as of September 30, 2009 was 34%.  The Company has established a valuation allowance against deferred tax assets of $33,793 comprised predominantly of a 75% reserve against the deferred tax assets attributable to the stock options and a 100% reserve against the allowance for doubtful accounts due to the uncertainty regarding realization.

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2008:

Deferred tax assets:
Stock options	$10,761
Allowance for doubtful accounts	8,500
On-line training certificate reserve	629
Total deferred tax assets	19,890
Valuation allowance	(19,434)

Deferred tax assets net of valuation allowance	456

Less deferred tax assets – non-current	—

Deferred tax assets – current	$456

Deferred tax liability
Depreciation and amortization timing differences	$2,411

Less deferred tax liability – non-current	2,411

Deferred tax liability – current	$—

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

The significant differences between the statutory tax rate and the effective tax rates for the Company for the nine months ended are as follows:

	September 30, 2009	September 30, 2008
Statutory tax rate (benefit) expense	—%	34%
Increase (decrease) in rates resulting from:
Net operating loss carryforward or carryback	(29)%	(7)%
Equity based compensation and loss	(6)%	4%
State taxes	—%	4%
Change in valuation allowance	4%	(1)%
Depreciation and amortization	—%	7%
Other	—%	—%
Effective tax rate (benefit) expense	(31)%	41%

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

Results of Operations for the Three Months Ended September 30, 2009, As Compared To the Three Months Ended September 30, 2008

Net revenues.  For the three months ended September 30, 2009, we had net revenues of $610,884 as compared to net revenues of $762,945 for the three months ended September 30, 2008, a decrease of $152,061, or 19.93%.  The net decrease is primarily attributable to a decrease in low pressure hookah system and related sales of approximately $110,000 and a decrease in tankfill system sales of approximately $40,000.  The Company attributes the overall decline in all product sales to be reflective of the depressed state of the economy.  The Company’s products are largely non-essential, disposable income type items, and therefore are more likely to be sacrificed by consumers in preference for essential goods during depressed economic conditions.

Cost of net revenues.  For the three months ended September 30, 2009, we had cost of net revenues of $424,449 as compared with cost of net revenues of $552,406 for the three months ended September 30, 2008, a decrease of $127,957, or 23.16%.  The decrease in cost of net revenues for the third quarter of 2009 as compared to the third quarter of 2008 is primarily a result of an approximate 3% decline in material cost of sales as a percentage of net revenues, a decline in material costs directly attributable to the total decline in net revenues, and a reduction in overtime labor in an effort to reduce costs to maximize cash available to support operations.

Gross profit.  For the three months ended September 30, 2009, we had a gross profit of $186,435 as compared to gross profit of $210,539 for the three months ended September 30, 2008, a decrease of $24,104, or 11.45%.  This decrease is primarily attributable to the decrease in net revenues for the three months ended September 30, 2009 as compared to the same period in 2008.

Operating expenses.  For the three months ended September 30, 2009, we had total operating expenses of $232,492 as compared to total operating expenses of $285,601 for the three months ended September 30, 2008, a decrease of $53,109, or 18.60%.  The $53,109 decrease is due to a net decrease in selling and administrative costs of $59,641, which was partially offset by an increase in research and development expenses of $6,532 for the three months ended September 30, 2009 as compared to the same period in 2008.  The increase in research and development was primarily for allocation of salaries for time spent on research and development activities during the period.  The decrease in sales and administrative costs is primarily a result of a decrease in subcontract costs attributable to fewer hours worked, a reduction in travel and advertising expenses, and a reduction in accrued vacation expenses due to more vacation time taken during the third quarter of 2009 as compared to the same period in 2008.  These measures toward cost reduction and more efficient labor utilization were in an effort to maximize cash available to support operations.

Other expense, net.  For the three months ended September 30, 2009, we had other expense, net of $27,381 as compared to other expense, net of $18,188 for the three months ended September 30, 2008, an increase of $9,193, or 50.54%.  This account is comprised of other (income) expense, net (“other expense”), and interest expense.  Interest expense for the period increased $7,286 and other expense increased $1,907.  The interest expense increase is primarily a result of a higher average credit line balance outstanding for the three months ended September 30, 2009 as compared to the same period in 2008.  Other expense is comprised of transactions that are generally of a non recurring nature.  The increase in other expense for the three months ended September 30, 2009 as compared to three months ended September 30, 2008 was primarily a result of finance costs on vendor debt.

Provision for income tax (benefit) expense.  For the three months ended September 30, 2009, we had a provision for income tax benefit of $25,856, as compared to $29,895 for the three months ended September 30, 2008, a decrease in provision for income tax benefit of $4,039, or 13.51%.  This decrease is primarily attributable to a decrease in net loss before provision for income taxes for the three months ended September 30, 2009 as compared to the net loss for three months ended September 30, 2008.  The provision for income tax benefit for the period is comprised primarily of a net operating loss available for carryback.

Net loss.  For the three months ended September 30, 2009, we had net loss of $47,582 as compared to net loss of $63,355 for the three months ended September 30, 2008, a decrease of $15,773, or 24.90%.  The net decrease is attributable to a decrease in gross profit of $24,104, a decrease in operating expenses of $53,109, an increase in other expense, net of $9,193, and a decrease in the provision for income tax benefit of $4,039.

Results of Operations for the Nine Months Ended September 30, 2009, As Compared To the Nine Months Ended September 30, 2008

Net revenues.  For the nine months ended September 30, 2009, we had net revenues of $1,692,037 as compared to net revenues of $3,686,819 for the nine months ended September 30, 2008, a decrease of $1,994,782, or 54.11%.  The decrease is primarily attributable to a decrease in low pressure hookah system sales of approximately $760,000, and a decrease in tankfill system sales of approximately $1,230,000.  The Company had three large custom tankfill projects during the nine months ended September 30, 2008 that contributed approximately $970,000 to revenue for that period while there were no comparable sales during the nine months ended September 30, 2009.  The Company attributes the overall decline in all product sales to be reflective of the depressed state of the economy.  The Company’s products are largely non-essential, disposable income type items, and therefore are more likely to be sacrificed by consumers in preference for essential goods during depressed economic conditions.

Cost of net revenues.  For the nine months ended September 30, 2009, we had cost of net revenues of $1,231,984 as compared with cost of net revenues of $2,316,195 for the nine months ended September 30, 2008, a decrease of $1,084,211, or 46.81%.  The decrease in cost of net revenues for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 is primarily a result of the lower net revenues resulting in a related decline in total cost of material sold.  As a percentage of net revenues, cost of materials sold for the nine months ended September 30, 2009 remained fairly constant as compared to the same period in 2008 and amounted to approximately $860,000 of the decline in cost of net revenues. The approximate $230,000 balance of the decline for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 is primarily due to a decline in direct labor resulting from less overtime labor, elimination of some royalty expense resulting from the purchase of underlying patents, reduction in freight expense, and reduction of subcontract labor.  These measures toward cost reduction and more efficient labor utilization were in an effort to maximize cash available to support operations.

Gross profit.  For the nine months ended September 30, 2009, we had a gross profit of $460,053 as compared to gross profit of $1,370,624 for the nine months ended September 30, 2008, a decrease of $910,571, or 66.43%.  This decrease is primarily attributable to the decrease in net revenues for the nine months ended September 30, 2009 as compared to the same period in 2008.

Operating expenses.  For the nine months ended September 30, 2009, we had total operating expenses of $705,287 as compared to total operating expenses of $847,790 for the nine months ended September 30, 2008, a decrease of $142,503, or 16.81%.  The $142,503 decrease is due to a net decrease in selling and administrative costs of $175,266, which was partially offset by an increase in research and development expenses of $32,763 for the nine months ended September 30, 2009 as compared to the same period in 2008.  The increase in research and development was primarily for allocation of salaries for time spent on research and development activities during the period.  The decrease in sales and administrative costs is primarily a result of a decrease in overall payroll and subcontract costs attributable to fewer hours worked and less overtime, a reduction in accrued vacation expense due to more vacation time being taken, and an overall reduction in controllable costs such as supplies and office expense.  In addition, there was less travel and advertising for the nine months ended September 30, 2009 as compared to three months ended September 30, 2008.   These measures toward cost reduction and more efficient labor utilization were in an effort to maximize cash available to support operations.

Other expense, net.  For the nine months ended September 30, 2009, we had other expense, net of $140,830 as compared to $87,919 for the nine months ended September 30, 2008, an increase of $52,911, or 60.18%. This account is comprised of other (income) expense, net (“other expense”) and interest expense.  Interest expense for the period decreased $6,294 and other expense increased $59,205.  The interest expense decrease is a net of $14,776 decrease in interest expense– related parties, which was partially offset by an $8,482 increase in other interest.  The decline in interest expense – related parties is primarily a result of pay down and retirement of some related party debt in August 2008.  The increase in other interest expense is primarily a result of a higher average credit line balance outstanding for the nine months ended September 30, 2009 as compared to the same period in 2008.  Other expense is comprised of transactions that are generally of a non recurring nature.  Other expense increased for the period by $59,205 which is primarily a result of a $63,000 loss on purchase of patents, the Intellectual Property (“IP”), for which there was no comparable transaction for the same period in 2008.  The loss was partially offset by other individually insignificant items during the period.  The $63,000 loss was the fair market value of the options granted in exchange for the IP using the Black-Scholes valuation model less the $0 historical cost of Robert M Carmichael, the seller and Chief Executive Officer of the Company.  By acquiring the IP the Company (i) eliminated an estimated $41,000 net discounted cash flows it would otherwise have had to pay related to the IP through 2018, (ii) has an opportunity to further develop the IP, (iii) has the ability to incorporate the IP into current and future products, and (iv) has the opportunity to license the IP to third parties.

Provision for income tax (benefit) expense.  For the nine months ended September 30, 2009, we had a provision for income tax benefit of $120,598, as compared to a provision for income tax expense of $177,955 for the nine months ended September 30, 2008, an increase in provision for income tax benefit of $298,553, or 167.77%.  This increase is primarily attributable to the increase in net loss before provision for income taxes for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.  The provision for income tax benefit for the period is comprised primarily of a net operating loss available for carryback.

Net loss.  For the nine months ended September 30, 2009, we had net loss of $265,466 as compared to net income of $256,960 for the nine months ended September 30, 2008, an increase in net loss of $522,426, or 203.31%.  The net increase is attributable to a decrease in gross profit of $910,571, a decrease in operating expenses of $142,503, an increase in other expense, net of $52,911, and an increase in provision for income tax benefit of $298,553.

Liquidity and Capital Resources

As of September 30, 2009, we had cash and other current assets of $843,990 and current liabilities of $916,467 or a current ratio of .92%.

The Company anticipates that cash generated from operations should be sufficient to satisfy the Company’s contemplated requirements for its current operations for at least the next twelve months.  The Company does not anticipate any significant purchases of equipment during fiscal year 2009. The number and level of employees at September 30, 2009 is deemed adequate to maintain the Company's operations for at least the next 12 months. .

As mentioned in the Notes to the Company’s Financial Statements included herein, the Company does not foresee that it will have the financial ability to settle the $199,990 balance due under its Revolving Line of Credit by December 2, 2009, the maturity date.  Unless a favorable change in the financial condition of the Company occurs before the maturity date, the Company will request a restructure of payment terms or an extension of the maturity date.

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

We are also subject to interest rate risk on the balance of our revolving credit facility that matures on December 2, 2009 with Colonial Bank.   Interest on the credit facility is variable based on the lender’s base rate plus 1%. Our balance at September 30, 2009 under the facility was $199,990.  We do not believe there would be a large enough increase or decrease in the lender’s base through December 2, 2009 that would have a material effect on our future results of operations.

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

Changes in Internal Controls

There were no changes in our internal controls over financial reporting  during the period covered by this report that have materially affected or are likely to materially affect the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1a. Risk Factors

Not Applicable to Smaller Reporting Company.

Item 2.   Unregistered sales of equity securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission Of Matters To A Vote Of Security Holders

None.

Item 5.   Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description	Location

2.2	Merger Agreement, dated June 18, 2002 by and among United Companies Corporation, Merger Co., Inc. and Avid Sportswear & Golf Corp.	Incorporated by reference to Exhibit 2.02 Amendment No. 1 to Form S-4 filed June 24, 2002.

2.3	Articles of Merger of Avid Sportswear & Golf Corp. with and into Merger Co., Inc.	Incorporated by reference to Exhibit 2.03 Amendment No. 1 to Form S-4 filed June 24, 2002.

3.1	Articles of Incorporation	Provided herewith.

3.2	Articles of Amendment	Incorporated by reference to the appendix to the Company's Definitive Information Statement on Schedule 14C filed July 31, 2007.

3.2	Bylaws	Incorporated by reference to Exhibit 3.04 to the Registration Statement on Form 10-SB.

5.1	2007 Stock Option Plan	Incorporated by reference to the appendix to the Company's Definitive Information Statement on Schedule 14C filed July 31, 2007.

10.1	Share Exchange Agreement, dated March 23, 2004 by and among the Company, Trebor Industries, Inc. and Robert Carmichael	Incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K filed April 9, 2004

10.2	Two Year Consulting Agreement with Jeff Morris effective January 1, 2005 for Management and Strategic Services and Warrants issued in conjunction with the same	Incorporated by reference to Exhibit 10.14 to Current Report on Form 8-K filed on March 11, 2005.

10.3	Non-Exclusive License Agreement - BC Keel Trademark	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended March 31, 2005 filed August 15, 2005.

10.4	Non-Exclusive License Agreement – Buoyancy Compensator (and Dive Belt) Weight System	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended March 31, 2005 filed August 15, 2005.

10.5	Exclusive License Agreement - Brownie's Third Lung, Brownie's Public Safety, Tankfill, and Related Trademarks and Copyrights	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended March 31, 2005 filed August 15, 2005.

10.6	Non-Exclusive License Agreement - Drop Weight Dive Belt	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended March 31, 2005 filed August 15, 2005.

10.7	Non-Exclusive License Agreement - Garment Integrated or Garment Attachable Flotation Aid and/or PFD	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended March 31, 2005 filed August 15, 2005.

Exhibit No.	Description	Location

10.8	Non-Exclusive License Agreement - Inflatable Dive Market and Collection Bag	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended March 31, 2005 filed August 15, 2005.

10.9	Non-Exclusive License Agreement – SHERPA Trademark and Inflatable Flotation Aid/Signal Device Technology	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended March 31, 2005 filed August 15, 2005.

10.10	Non-Exclusive License Agreement - Tank- Mounted Weight, BC or PFD-Mounted Trim Weight or Trim Weight Holding System	Incorporated by reference to Exhibit 10.18 to United Companies Corporation's 10QSB for the quarter ended March 31, 2005 filed August 15, 2005.

10.11	Exclusive License Agreement – Brownie’s Third Lung and Related Trademarks and Copyright	Incorporated by reference to Exhibit 10.26 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.12	Agreement for Purchase and Sale of Property Between Trebor Industries, Inc. and GKR Associates, Inc. dated February 21, 2007	Incorporated by reference to Exhibit 10.28 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.13	First Mortgage dated February 22, 2007 between Trebor Industries, Inc. and Colonial Bank	Incorporated by reference to Exhibit 10.29 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.14	Note dated February 22, 2007 payable to GKR Associates, Inc.	Incorporated by reference to Exhibit 10.30 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.15	Second Mortgage dated February 22, 2007 between Trebor Industries, Inc. and GKR Associates, LLC.	Incorporated by reference to Exhibit 10.31 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.16	Promissory Note dated January 1, 2007 payable to Robert M. Carmichael	Incorporated by reference to Exhibit 10.32 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.17	Promissory Note dated January 1, 2007 Payable to 940 Associates, Inc.	Incorporated by reference to Exhibit 10.33 to United Companies Corporation’s 10KSB for the year ended December 31, 2006.

10.18	Purchase and Sale Agreement with GKR Associates, LLC	Incorporated by reference to Form 8K filed on March 23, 2007.

10.19	Asset Purchase Agreement between Trebor Industries, Inc. and Robert Carmichael	Incorporated by reference to Form 8K filed on August 1, 2008.

10.20	Asset Purchase Agreement between Trebor Industries, Inc. and Robert Carmichael	Incorporated by reference to Form 8K filed on March 3, 2009.

Exhibit No.	Description	Location

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith.

32.1	Certification Pursuant to Section 1350	Provided herewith.

32.2	Certification Pursuant to Section 1350	Provided herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 11, 2009	Brownie’s Marine Group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer