Form 10-K
period 2009-12-31
Brownie's Marine Group, Inc
filed 2010-03-31
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

(MARK ONE)

☑           Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009

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
Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)
Yes  ☐    No  ☐

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

Large accelerated file ☐	Accelerated file	☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)
Yes  ☐      No  ☒

The aggregate market value of the Company's voting stock held by non-affiliates as of January 31, 2009 was approximately $725,456 based on the average closing bid and asked prices of such stock on that date as quoted on the Over the-Counter Bulletin Board.

There were 2,287,678 shares of common stock outstanding as of January 31, 2010.

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

Overview

Brownie’s Marine Group, Inc., a Nevada corporation (formerly United Companies Corporation) (referred to herein as “BWMG”,“the Company” or “Brownie’s”), does business through its wholly owned subsidiary, Trebor Industries, Inc., d/b/a Brownie’s Third Lung, a Florida corporation.  The Company designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and Nitrox Generation Systems, and scuba and water safety products.  BWMG sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility in Fort Lauderdale, Florida. The Company’s common stock is quoted on the OTCBB under the symbol “BWMG”. The Company’s website is www.Browniesmarinegroup.com.

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

The Company’s diving and marine based products are generally marketed under the Brownie’s Third Lung, Brownie’s Tankfill, and Brownie’s Public Safety trade names.

Executive Summary and Business Strategy

From a garage based business making hookah diving systems in the late 1960’s, the Company has grown into a niche manufacturing and distribution Company with dive-oriented products classified into three categories: Brownie’s Third Lung, Brownie’s Tankfill, and Brownie’s Public Safety.  The Company serves middle income boat owners, higher income yacht owners, recreational divers, and military and public safety officers.

The Company strives for meticulous attention to detail and high quality product innovation.  We believe in the boat/diving industry Brownie’s Marine Group is known as the industry standard for surface supplied “family” dive systems and Scuba Tankfill Systems for yacht diving.  Brownie’s products and support services begin in shallow-water dive systems and extend into deep-water with mixed gas support systems for exploration divers and submersibles/submarines.

The Company holds numerous patents and has a dedicated product development and intellectual property program.  For the Company, 2009 produced milestone achievements in core technologies that translate into new product development.  We believe the release of new products will clearly establish Brownie’s as the leader in the diving industry.

The Company is dedicated to designing and building the world’s finest and most innovative products, and to setting the industry standard for the world’s best yacht based diving systems.  While Brownie’s Third Lung hookah diving units were the very first product sold by the Company, the Company recognized early on that there was a need for tank filling systems and unique diving application.  This realization was the catalyst for the addition of the two product categories: Brownie’s Tankfill and Brownie’s Public Safety.   Brownie’s Tankfill designs, builds, and sells diving solutions from marine-ready tank filling compressors, Nitrox Makers™, complete dive lockers, and full submarine support systems.  Brownie’s Public Safety features highly specialized diving gear for rescue and safety professionals and a unique automatic floatation device for body-armor that can also be integrated into foul weather jackets, traditional load bearing harnesses and other garments (GI-PFD).  The following paragraphs further describe the business and sales models for each of the categories of products sold:

Brownie’s Third Lung hookah systems have long been a dominant figure in gasoline powered, high-performance, and feature rich hookah systems. Taking full advantage of the proprietary compressor system, a complete series of traditional “fixed speed” electric compressors were developed for the built-in-boat market in 2005. Brownie’s has never offered for sale a floating battery powered hookah due to the inadequate performance/runtime afforded by previous technology. After years of inventing, testing and development, Brownie’s intends to introduce multiple battery powered models in 2010 that provide performance and runtimes as great as 300% better than the best device on the market at the end of 2009. Our battery powered hookah system will provide divers with gasoline-free all day shallow diving experiences. We believe the multiple inventions incorporated into the development of this product will produce multiple patents over the next few years.  The Company has begun the patent application process.

Brownie’s Tankfill designs, manufactures, sells and installs Scuba tank fill systems for on-board yacht use under the brand “Yacht-Pro”.  Brownie’s Tankfill provides complete diving packages and dive training solutions for yachts.  Brownie’s Tank Fill installs Nitrox systems which allow yacht owners to fill tanks on board.  The Yacht-Pro compressor systems offer a completely marine-prepared, VFD (variable frequency drive)-driven, automated alternative to other compressors on the market.  Brownie’s Tankfill also designs complete dive lockers, mixed gas production and distribution systems, and the unique Nitrox Maker™.  Nitrox is oxygen-enriched air, which reduces the effects of nitrogen on divers; it is the industry standard for dive professionals. The Nitrox Maker™ continuously generates the oxygen rich breathing gas directly from low-pressure air; no stored oxygen or other gases are required onboard. We believe a parallel product analogy to this device is the fresh water-maker that swept through the yachting industry over the last two-decades.  While less yacht owners may opt for diving systems then fresh water-makers, there is a broad market potential for yacht owners that will want to have an uninterrupted supply of the premium breathing gas.

Brownie’s Public Safety designs, manufactures, distributes, and sells the RES (Rapid Entry System)/ HELO™ system, a complete mini SCUBA system designed for quick water rescues.  The HELO™ system can be donned in less than 60 seconds and stored in a briefcase-size padded bag.  Brownie's Public Safety recently introduced the GI-PFD™ (Garment Integrated Personal Flotation Device™) System for body armor flotation. This system can reliably support the distressed or unconscious wearer in a true life-saving position.  This patented device addresses a heretofore unaddressed need; law-enforcement, coast guard and military personnel are beginning to wear heavy (life-threatening in the water) body armor during waterborne patrol, inspection, and surveillance missions.  The system helps the personnel float in heavy armor, hopefully saving their lives. Multiple avenues of revenue generation are being explored for this unique product group in an effort to maximize value to the Company.

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

Rapid Entry System (RES) and HELO™ System:  The Brownie’s Public Safety product line exists to address the needs of the public safety dive market.  The inherent speed and ease of donning our Drop Weight Cummerbelt with Egressor Add-on Kit identified it as a choice for rapid response for water-related emergencies. A first-responder or officer on-scene can initiate the location and extraction of victims while the dive team is en-route, saving valuable time and increasing the chances for survival of victims. The RES is a small SCUBA system that can be quickly donned over clothes, usually in less than sixty seconds.  Its small size allows it to be stored in areas that do not accommodate a full set of SCUBA gear. The 13 cubic foot aluminum tank can provide up to 15 minutes of air at the surface. The air cell remains stowed under the protective cover and can be partially inflated to achieve positive flotation.  The covers specially designed break-away zipper bursts open to provide instant inflation yet “heals” and can be repacked and fastened quickly in the field. The HELO offers all the same features, but has been specially designed and modified for rescue divers working from helicopters. By placing the cylinder in the front and adding leg straps, the HELO allows divers to use the standard seating configurations. The advantages of this system over full sized SCUBA rigs are increased mobility for the diver and diminished space requirements for the gear. Since the bottle is mounted at the diver’s waist, the diver can more easily control his gear during deployment, further adding to the comfort and safety.

The Dive Industry and Growth Strategy

Currently, we believe that no company in the dive industry offers a complete line of products and services to serve all divers’ needs.  The dive equipment manufacturing industry is highly fragmented with multiple manufacturers producing very similar products.  The top-ten volume leaders in the dive manufacturing industry provide the same product mix: Scuba BC’s (buoyancy compensators), regulators, gauges, masks, fins, snorkels, wetsuits, and a few of the necessary accessories.  These mature companies offer the product selection to the “diving” market as defined during their original growth phase of the last 2-3 decades.

New markets and classes of divers have developed during this period.  The sport sector of Third Lung and Kayak diving have emerged as a result of snorkel divers that wanted to sustain depth or Scuba divers that wanted more time in shallow waters with enhanced efficiency.  SNUBA, a licensing company with a scuba tank in raft dive system offered purely as a luxury destination/resort dive experience reports that they have now exceeded the 5-million diver introduction mark (http://www.snuba.com/ did_you_know.asp). We believe our TOOKA device is an improvement over the SNUBA and we intend to use our TOOKA to enter the introductory diver market.  Alternatively, more aggressive and affluent Scuba divers have created the leading or extreme edge of the sport and now use exotic mixed gas rebreathers, Nitrox/Trimix production devices for home and boat use, long-duration underwater lights and propulsion vehicles. There are reportedly some 10-15,000 divers entering the high-tech end of the sport each year. With millions of snorkels and Snuba type divers giving the sport a try at the surface while some 10,000 or so venture in the depths, our plan is to focus on the entry level consumer, introducing more potential customers to diving.

The dive training, travel, and retail sector is highly fragmented, dominated by many mom and pop shops.  These shops are typically operated, more as a hobby by a “lover of diving” than by retail professionals.  A traditional dive store offers a similar selection to a dive shop of 2-3 decades ago while marginally representing the product lines of multiple manufacturers. The result is generally disappointing for both the consumer and the manufacturer. We believe that consumers prefer shopping for the whole dive experience in one place beginning with a full array of products and services. The addition of an audio-visual program throughout the retail facility will help excite the consumer, educate them about travel and equipment use applications, and keep them interested in diving. We intend to deliver a retail experience that offers the full spectrum of education, travel planning, destination outfitting, and product options to service all types of divers.

Brownie’s management has prior experience with the purchase and operation of dive shops in north and south Florida with above standard results (prior to Brownie’s Marine Group, Inc.).  Based on management experience, the Company believes that a unique retail strategy can be employed to increase profitability in many existing retail locations, some that are existing dealers, and to co-locate and partner in existing outdoor retail establishments and to expand to new locations as time and conditions permit.

The Company has also formed a key test market relationship with West Marine in several Florida locations. West Marine has 375 stores in 38 states, Puerto Rico and Canada.  Brownie’s unique product line plan is optimized to become the boater’s first choice in diving.  By co-locating in the West Marine stores, costs are minimized and exposure is maximized. A sales training program and improved display systems will be introduced in to this important channel as part of this new growth plan. We intend to negotiate and enter into similar relationships with additional retail companies, including, but not limited to, REI, Bass Pro Shops, and Gander Mountain.

The Company has expanded in the past through internal growth. However, Brownie’s management believes that the most efficient and effective method of future growth will be to acquire existing companies and form strategic alliances.

Diving and Ecotourism Growth Strategy

The diving, boating and ecotourism markets are key to the expansion of the Brownie’s brand. Each of these industries has experienced growth over the past several decades, but we believe each industry also has significant weaknesses.  The dive industry has focused on the initial certification of divers for revenue.  According to industry data, follow up has been poor; causing many divers to quit diving after their first experience. The Company intends to implement a follow-up program, facilitate proper selection of equipment for divers, and institute mentoring programs. We believe an even broader base of consumers will initially be cultivated at the resort level with the new TOOKA and battery Brownie systems.  Starting new divers in an easier to master dive objective, such as moving from snorkeling to hookah, should attract and maintain a greater population of proficient divers, as “comfortable” divers keep diving.

The boating industry has been hit hard by the economic downturn coupled with the recent increase in fuel prices.  We will work with boaters to enhance their on-water experience by exploiting the diving activities that they can easily add as an accessory to their investment in boating. Brownie’s OEM BIAS program will improve the overall value at the manufacturing level and consumer experience by elimination of waste during the design/build phase. They can blow their horns, open air-powered doors and dive directly from a BIAS package.

Finally, we will work with authentic ecotourism promoters and providers to help protect our natural resources world while carefully exploring them. We believe these markets offer tremendous potential to Brownie’s future growth.  Further, we believe the following points indicate the inherent attractiveness to the Brownie’s brand:

Divers

•	Studies indicate that there are between 1.6 and 2.4 million active divers in the United States, with a 25% increase between 1997 and 2006. (source: PADI/DEMA)

•	There are over 500,000 new divers certified each year worldwide by PADI and PADI certifies fewer than 50% of divers internationally. PADI certifies approximately 56% of US divers. (PADI)

•
In 2006, PADI provided continuing education certifications for 386,437 divers worldwide, this is an increase of 77,607 diver continuing education certifications from 2000 when it provided continuing education to 308,830 divers.  This is an increase of 25%.

Boaters

•
Use increased in outboard, inboard and stern drive boats from 1997-2006.  The number of boats in use increased from 16.23 million in 1997 to 17.73 million in 2006, an increase of 1.5 million boats in use.  (source: USCG/NMMA)

•	Almost 73 million adults went boating in the US in 2006; this represents 32.1 % of the adult population. (source: NSGA/NMMA)

Tourism: “Travel undertaken for pleasure” (source: International Ecotourism Society)

As the largest business sector in the world economy, the travel & tourism industry is responsible for over 230 million jobs and over 10% of the gross domestic product worldwide.  In over 150 countries, tourism is one of five top export earners. In 60 countries, tourism is the number one export.

Global Growth of Tourism:

•	1950: 25 million tourist arrivals.
•	1990’s: Tourism grew globally at 7% per year.
•	2004: 760 million tourism arrivals corresponded to a 10% global growth.
•	2005: The number of international tourist arrivals recorded worldwide grew by 5.5% and exceeded 800 million for the first time ever.
•	2020: Global tourism is forecast to reach 1.56 billion international arrivals.

Ecotourists (source: www.ecotourism.org)

Size of Global Ecotourism:

•	Beginning in 1990s, ecotourism has been growing 20% - 34% per year
•	In 2004, ecotourism/nature tourism was growing globally 3 times faster than the tourism industry as a whole.
•	Nature tourism is growing at 10%-12% per annum in the international market.
•
Sun-and-sand resort tourism has now “matured as a market” and its growth is projected to remain flat. In contrast, “experiential” tourism—which encompasses ecotourism, nature, heritage, cultural, and soft adventure tourism, as well as sub-sectors such as rural and community tourism—is among the sectors expected to grow most quickly over the next two decades.

•	United Nations Environment Program (UNEP) and Conservation International have indicated that most of tourism’s expansion is occurring in and around the world’s remaining natural areas.
•	Sustainable tourism could grow to 25% of the world’s travel market within six years, taking the value of the sector to US$473.6 billion a year.
•	Analysts predict a growth in eco-resorts and hotels, and a boom in nature tourism — a sector already growing at 20% a year — and suggest early converts to sustainable tourism will make market gains.

Brownie’s is closely monitoring the momentum being produced by ecotourism and modeling our business practices and products to assist in the development of a new class of divers - shallow-water, low-impact and trendy-Diving Made Easy.

Trade names and Patents

The Company has a product development and intellectual property program.  It holds numerous patents and trademarks on its own and or through licensing agreements.

Trade names

The Company has licensed from two entities in which the Chief Executive Officer has an ownership interest, the exclusive use of the following registered and unregistered trade names, trademarks and service marks for the terms of their indefinite lives: Brownie’s Third Lung™, browniedive.com, Brownie’s, Brownie’s Third Lung oval symbol, browniedive, NitroxMaker™, HELO, RES, fast float rescue harness, tankfill.com, browniestankfill, browniestankfill.com, browniespublicsafety.com, and browniespublicsafety, Peleton Hose System, Twin-Trim, Kayak Diving Hose Kit, Bell Bottom Flag Bag, and Brownie’s Dogsnare.

The Company has licensed from an entity that the Chief Executive Officer has an ownership interest, the non-exclusive use of the following registered and unregistered trademarks, trade names, and service marks for the terms of their indefinite lives: SHERPA, BC keel, and Garment integrated personal flotation device (GI-PFD).

Patents

The Company owns a number of patents acquired as follows:

The Company owns a patent for an Active Control Releasable Ballast.  This patent is utilized in the drop weight cummerbelt.  The patent was acquired on July 31, 2008 from Robert Carmichael, the Chief Executive Officer of the Company, for restricted stock.

Effective March 3, 2009 the Company acquired from Mr. Carmichael, six other patents both issued and pending, some previously licensed by the Company.  These patents were acquired from Mr. Carmichael in exchange for stock options.  The patents include the patents on the Drop Weight Cummerbelt, a filed dive belt patent, and a series of filed patents on a Buoyancy Compensator, Utility Backpack, Transport Harness or Like Garment with Adjustable One Size Component for Use by a Wide Range of Individuals  The transactions are further detailed in the Related Party and the Subsequent Event Notes to the year end 2009 financial statements.  Mr. Carmichael believes that the recent equity based transfers of the Intellectual Property to the Company are in the best interest of the Company because by acquiring the Intellectual Property, the Company (i) eliminated an estimated $41,000 net discounted cash flows it would otherwise have had to pay related to the Intellectual Property through 2018, (ii) is provided with an opportunity to further develop the Intellectual Property, (iii) is provided with the ability to incorporate the Intellectual Property into current and future products, and (iv) is provided with the opportunity to license the Intellectual Property to third parties.

Effective December 31, 2009, The Company acquired from Mr. Carmichael six patents, four issued and the rights to intellectual property in progress.  The four issued patents relate to Inflatable dive marker and collection bags.  The intellectual property in progress relates to a three dimensional dive flag, and a novel dive raft and float system for divers.

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

Tradeshows

In 2009, the Company was represented at the following annual trade shows: Miami Yacht and Brokerage Show and the Fort Lauderdale International Boat Show.  In 2008 the Company was represented at the following annual trade shows: Miami Yacht and Brokerage Show, Fort Lauderdale International Boat Show, the Palm Beach Boat Show, and International Boat Exhibitors Exchange (IBEX).

Websites

The Company’s main website is Browniesmarinegroup.com.  Additionally, all our products are marketed on our primary customers’ websites.  In addition, to these websites, numerous other websites have quick links to the Company’s website.  Our products are available domestically and internationally.  Internet sales and inquiries are also supported by the Company as a preferred method of many of our customers, particularly International customers.

Distribution

Our products are distributed to our customers primarily by common carrier.

Product Research and Development (R&D)

We continuously work to provide our customers with both new and improved products. We offer research and development services to not only the related entities we license our patents and trademarks from, but also to other customers as well. R&D services for customers and the related entities are invoiced in the normal course of business.  In addition, we are working on internal research and development projects toward the goal of developing some of our own patentable products. Research and development costs for the year ended December 31, 2009 and 2008, were $64,508 and $26,510, respectively.

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

Customers

We are predominantly a wholesale distributor to retail dive stores, marine stores, and shipyards.  This includes approximately 250 active independent Brownie dealers.  We retail our products to including, but not limited to, boat owners, recreational divers and commercial divers.  The Company sells to three entities owned by the brother of Robert Carmichael, the Companies Chief Executive officer: Brownie’s Southport Divers, Brownie’s Palm Beach Divers and Brownie’s Yacht Toys.  Combined sales to these entities for the years ended December 31, 2009 and 2008 represented 21.18% and 16.34%, respectively, of total net revenues.  Our largest customer and Brownie dealer is Brownie’s Southport Divers.  In addition, for the year ended December 31, 2009 sales to one unrelated customer represented 20.49% of total net revenues.  Sales to no other customers represented greater than 10% of net revenues for the years ended December 31, 2009 and 2008.

Raw Materials

Principal raw materials for our business include machined parts such as rods, pistons, bearings; hoses; regulators; compressors; engines; high-pressure valves and fittings; sewn goods; and various plastic parts including pans, covers, intake staffs, and quick release connections.  Principal suppliers of these materials to us are Kuriyama, Advantage Plastics of New York, Gates Rubber, Ocean Divers Supply, Anderson Metals, East Coast Plastics, Center Star, Bauer, Leeson Electric, Sagittarius, Robin America Subaru, and Florida Fluid Systems Technology Inc.  Most materials are readily available from multiple vendors. Some materials require greater lead times than others.  Accordingly, we strive to avoid out of stock situations through careful monitoring of these inventory lead times, and through avoiding single source vendors whenever possible.

Competition

We consider the most significant competitive factors in our business to be low prices, shopping convenience, the variety of available of products, knowledgeable sales personnel, rapid and accurate fulfillment of orders, and prompt customer service.  We currently recognize one significant competitor in hookah sales and two significant competitors in high pressure tankfill sales. Products from the hookah competitor and those from one of the tankfill competitors are very similar to ours as the principals in both received their training in the industry from Brownie’s as previous employees of the Company. Brownie’s other competitor in high pressure tankfill is a large multi-national company that does not offer significant customization; thereby we believe reducing our head-to-head competition in many cases.  We believe we do not have significant competitors in the Brownie’s Tankfill line of high-end custom yacht packages.

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

Personnel

We currently have seventeen (17) full time employees and (1) part time employee at our facility in Fort Lauderdale, Florida:  nine (9) are classified as exempt sales and administrative or management, and nine (9) are classified as nonexempt factory or administrative support. We utilize consultants when needed in the absence of available in-house expertise.  Our employees are not covered by a collective bargaining agreement.

Seasonality

The main product categories of our business, Brownie’s Third Lung and Brownie’s Tankfill, are seasonal in nature.  The peak season for Brownie’s Third Lung’s products is the second and third quarters of the year.  The peak season for Brownie’s Tankfill’s products is the fourth and first quarters of the year.  Since the seasons complement one another, we are able to shift cross-trained factory and warehouse personnel between the two product categories as needed.  Thus, the Company is able to avoid the down time normally associated with seasonal business.

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

We Require Additional Personnel and Could Fail To Attract or Retain Key Personnel

In addition, our continued growth depends on our ability to attract and retain a Chief Financial Officer, a Chief Operations Officer, and additional skilled associates.  We are currently utilizing the services of two professional consultants to assist the Chief Executive Officer with finance and operations.  The loss of the services of these consultants prior to our ability to attract and retain a Chief Financial Officer or Chief Operations Officer or further assistance in these areas may have a material adverse effect upon us. Also, there can be no assurance that we will be able to retain our existing personnel or attract additional qualified associates in the future.

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

The corporate headquarters, factory and distribution center of the Company are located at 936/940 NW 1st Street, Ft. Lauderdale, FL  33311.  The facilities are comprised of approximately 16,000 square feet of space of which approximately 7,500 square feet is office, and the remainder is factory and warehouse space.  We believe that the facilities are suitable for their intended purpose, are being efficiently utilized and provide adequate capacity to meet demand for the foreseeable future.  The facilities are encumbered by a first and second mortgage.  In addition, a third mortgage exists on the property to the extent of the outstanding balance existing under the Company’s line of credit.  Information regarding the mortgages is disclosed in the Notes Payable and Related Party Notes to the Company’s year ended December 31, 2009 financial statements.

Item 3.	Legal Proceedings.

None.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities.

The Company’s common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “BWMG”.  The Company’s high and low bid prices by quarter during 2009 and 2008, as provided by the Over the Counter Bulletin Board are provided below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.  On March 12, 2010, the closing price of our common stock, as reported on the Over-the-Counter Bulletin Board, was $0.99 per share.

	Calendar Year 2009
	High Bid	Low Bid
First Quarter	$.20	$.15
Second Quarter	$1.01	$.13
Third Quarter	$.25	$.25
Fourth Quarter	$.25	$.25

	Calendar Year 2008
	High Bid	Low Bid
First Quarter	$1.10	$.55
Second Quarter	$1.10	$.30
Third Quarter	$1.89	$.65
Fourth Quarter	$.90	$.15

Holders of Common Stock

As of March 12, 2010, we believe the Company had in excess of 250 shareholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

On August 22, 2007 the Company adopted an Equity Incentive Plan (the “Plan”).  Under the Plan, Stock Options may be granted to Employees, Directors, and Consultants in the form of Incentive Stock Options or Nonstatutory Stock Options.  Stock Purchase Rights, time vested and/performance invested Restricted Stock, and Stock Appreciation Rights and Unrestricted Shares may also be granted under the Plan.  The initial maximum number of shares that may be issued under the Plan shall be 400,000 shares, and no more than 100,000 Shares of Common Stock may be granted to any one Participant with respect to Options, Stock Purchase Rights and Stock Appreciation Rights during any one calendar year period.  Common Stock to be issued under the Plan may be either authorized and unissued or shares held in treasury by the Company.  The term of the Plan shall be ten years.  The Board of Directors may amend, alter, suspend, or terminate the Plan at any time.  The table below includes information as of December 31, 2009.

Equity Compensation Plan Information as of December 31, 2009

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted – average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	400,000	$.68	0

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	400,000	$.68	0

Sales of Unregistered Securities

During 2009 the Company sold securities without registration under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemption provided in Section 4(2) as described below.  The securities were issued with a legend restricting their transferability absent registration of applicable exemption.

Effective October 1, 2009 and December 1, 2009, the Company granted 75,000 and 115,000, respectively, of fully vested incentive stock options under the Plan to a total of four consultants under the Plan.  The fair value of the options was determined to be $47,500 using the Black-Scholes Model.  The options were granted for consulting services to be provided over the course of a year. Accordingly, the Company will recognize consulting expense over the term of the consulting agreements.  However, as of December 31, 2009, the Company recorded prepaid equity based compensation and additional paid in capital as a component of shareholders’ equity for the related consulting services as yet to be provided as of that date.

Effective December 30, 2009, the Company issued warrants to purchase 100,000 shares of restricted common stock for certain legal and advisory services to be performed in 2010 to an outside attorney.  The warrants are exercisable at $0.25 per share and vest in two tranches of 50,000 each, on June 30, 2010 and December 31, 2010, respectively.  The agreement provides for a cashless exercise of the tranches. The fair value of the warrants was determined to be $25,000 using the Black-Scholes Model.  The stock warrants are in lieu of payment for these services and as such the Company will recognize operating expense over the term of the agreement.  Accordingly, the Company recognized $0 as operating expense for the options in the year ended December 31, 2009.

Effective December 30, 2009, the Company granted 50,000 shares of restricted common stock to an outside attorney for certain legal and advisory services provided in 2009. The stock was valued at the fair market price on the effective date of grant, or $12,500.  Accordingly, the Company recognized $12,500 as legal expense associated with the stock issue.

Effective December 31, 2009, the Company entered into a Patent Purchase Agreement with Robert M. Carmichael, the Chief Executive Officer of the Company.  In exchange for the Intellectual Property (“IP), the Company granted Mr. Carmichael 400,000 shares of common stock.  For financial reporting purposes the Company has valued the group of patents at $0 which is the lower of Mr. Carmichael’s historical cost as compared to the fair market value of the stock.  Accordingly, the Company realized a $100,000 loss on the transaction, the fair market value of the stock on the December 31, 2009 grant date less the $0 historical cost.  By acquiring the IP the Company (i) has an opportunity to further develop the IP, (ii) has the ability to incorporate the IP into current and future products, and (iii) has the opportunity to license the IP to third parties.

Pursuant to an Agreement and Release effective December 31, 2009, the Company granted 52,140 shares of restricted common stock to an outside attorney for legal and advisory services valued at $13,035 provided through December 31, 2009.  Accordingly, the stock granted was valued at the fair market price on the date of the Agreement, or $51,619.  Accordingly, as of December 31, 2010, $13,035 was recognized as legal expense, and $38,584 was recognized as a loss on the transaction.

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

Financial Performance

For the years ended December 31, 2009 and 2008, BWMG had net loss and net income of $(451,227) and $219,688, respectively.

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

Property, Plant, and Equipment – Property, Plant and Equipment are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which is primarily 3 to 5 years except for the building that is being depreciated over a life of 39 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

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

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which occur.  Advertising and trade show expense incurred for the years ended December 31, 2009 and 2008, was $22,105 and $38,948, respectively.

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

Income taxes – The Company accounts for its income taxes under the assets and liabilities method, which requires recognition of deferred tax assets and liabilities for future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Effective December 30, 2009 and December 31, 2009, respectively, the Company granted stock to two outside attorneys for certain legal services performed in 2009.  See Note 11. STOCK GRANTED FOR LEGAL SERVICES. Also, the Company granted warrants to purchase common stock for certain legal services to be performed in 2010 to one of the outside attorneys.  See Note 12.  STOCK WARRANTS.

Fair value of financial instruments – The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature.

Earnings per common share – Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities.  Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period.  Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive.  All common stock equivalent shares were excluded in the computation for the years ended December 31, 2009 and 2008 since their effect was antidilutive.

Recent Accounting Pronouncements

On July 1, 2009, the FASB officially launched the FASB ASC 105 –“Generally Accepted Accounting Principles”, which established the FASB Accounting Standards Codification (“the Codification”), as the single official source of authoritative, nongovernmental, U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission.  The Codification is designed to simplify U.S. GAAP into a single, topically ordered structure.  All guidance contained in the Codification carries an equal level of authority.  The Codification is effective for interim and annual periods ending after September 15, 2009.  Accordingly, the Company refers to the Codification in respect of the appropriate accounting standards throughout this document as “FASB ASC”.  Implementation of the Codification did not have any impact on the Company’s consolidated financial statements.

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

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force), which amends ASC 605-25, Revenue Recognition: Multiple-Element Arrangements. ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for revenue arrangements entered into or materially modified after the fiscal year 2010. Earlier application is permitted with required transition disclosures based on the period of adoption. We are currently evaluating the application date and the impact of this standard on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167 addresses the effect on FASB Interpretation 46(R), “Consolidation of Variable Interest Entities” of the elimination of the qualifying special-purpose entity concept of SFAS No. 166, “Accounting for Transfers of Financial Assets”.  SFAS No. 167 also amends the accounting and disclosure requirements of FASB Interpretation 46(R) to enhance the timeliness and usefulness of information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the Company’s first interim reporting period that begins after November 15, 2009. Earlier application is prohibited.  The Company does not anticipate any significant financial impact from adoption of SFAS No. 167. As of December 31, 2009, SFAS No. 167 has not been added to the Codification.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”.  SFAS No. 166 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” by eliminating the concept of special-purpose entity, requiring the reporting entity to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, changes the requirements for the de-recognition of financial assets, and provides for the sellers of the assets to make additional disclosures.  This Statement shall be effective as of the Company’s first interim reporting period that begins after November 15, 2009. Earlier application is prohibited.  The Company does not anticipate any significant financial impact from adoption of SFAS No. 166. As of December 31, 2009, SFAS No. 166 has not been added to the Codification.

In May 2009 and as updated February 2010, the FASB issued FASB ASC 855, “Subsequent Events”.  This Statement addresses accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  FASB ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, the date issued.  The Company adopted this Statement in the second quarter of 2009.  As a result the date through which the Company has evaluated subsequent events and the basis for that date have been disclosed in Note 1, Subsequent Events.

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

In November 2008, EITF issued new guidance under FASB ASC 350, “Intangibles – Goodwill and Other” on accounting for defensive intangible assets”.  The new guidance applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining or using the asset (a defensive asset).  This guidance was adopted by the Company in January 2009 without impact to the financial statements.

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

In December 2007, the FASB issued an update to FASB ASC 805, “Business Combinations “which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for the Company with respect to business combinations for which the acquisition date is on or after January 1, 2009. The Company adopted this SFAS in the first quarter of 2009 without significant financial impact.

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

Results of Operations for the Year Ended December 31, 2009, As Compared To the Year Ended December 31, 2008

Net revenues.  For the year ended December 31, 2009, we had net revenues of $2,384,705 as compared to net revenues of $4,697,737 for the year ended December 31, 2008, a decrease of $2,313,032 or 49.24%.  The decrease is primarily attributable to a decrease in low pressure hookah system sales of approximately $670,000, and a decrease in tankfill system sales of approximately $1,630,000.  The Company had four large custom tankfill projects during the year ended December 31, 2008 that contributed approximately $1,400,000 to net revenues for that period while there were no comparable sales during the year ended December 31, 2009.  The Company attributes the overall decline in all product sales to be reflective of the depressed state of the economy.  The Company’s products are largely non-essential, disposable income type items, and therefore are more likely to be sacrificed by consumers in preference for essential goods during depressed economic conditions.

Cost of net revenues.  For the year ended December 31, 2009, we had cost of net revenues of $1,714,341 as compared with cost of net revenues of $3,024,723 for the year ended December 31, 2008, a decrease of $1,310,382, or 43.32%.  The decrease in cost of net revenues for the year ended December 31, 2009 as compared to the year ended December 31, 2008 is primarily a result of the lower net revenues resulting in a related decline in total cost of material sold.  As a percentage of net revenues, cost of materials sold for the year ended December 31, 2009 remained fairly constant as compared to the year ended December 31, 2008, and amounted to approximately $1,060,000 of the decline in cost of net revenues. The approximate $250,000 balance of the decline for the year ended December 31, 2009 as compared to the year ended December 31, 2008 is primarily due to a decline in direct labor resulting from less overtime, elimination of some royalty expense resulting from the purchase of underlying patents, reduction in freight expense, and reduction of subcontract labor.  These measures toward cost reduction and more efficient labor utilization were in an effort to maximize cash available to support operations.

Gross profit.  For the year ended December 31, 2009, we had a gross profit of $670,364 as compared to gross profit of $1,673,014 for the year ended December 31, 2008, a decrease of $1,002,650, or 59.93%.  This decrease is primarily attributable to the decrease in net revenues for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

Operating expenses.  For the year ended December 31, 2009, we had total operating expenses of $975,972 as compared to total operating expenses of $1,134,794 for the year ended December 31, 2007, a decrease of $158,822, or 14.00%.  Research and development costs increased $37,998, and selling, general and administrative costs decreased $196,820. The increase in research and development was primarily for allocation of salaries for increased time spent on research and development activities during the period.  The decrease in sales and administrative costs is primarily a result of a decrease in overall payroll and subcontract costs attributable to fewer hours worked and less overtime, a reduction in accrued vacation expense due to more vacation time being taken, and an overall reduction in controllable costs such as supplies and office expense.  In addition, there was less travel and advertising for the year ended December 31, 2009 as compared to year ended December 31, 2008.   These measures toward cost reduction and more efficient labor utilization were in an effort to maximize cash available to support operations.

Other (income) expense, net.  For the year ended December 31, 2009, we had other expense, net of $304,401 as compared to other expense, net of $99,934 for the year ended December 31, 2008, an increase of $204,467, or 204.60%.  This account is comprised of other (income) expense, net (“other expense”) and interest expense.  Interest expense for the period decreased $8,641 and other expense increased $213,108.  The interest expense decrease is a net of $16,328 decrease in interest expense– related parties, which was partially offset by a $7,687 increase in other interest.  The decline in interest expense – related parties is primarily a result of pay down and retirement of some related party debt in August 2008.  The increase in other interest expense is primarily a result of a higher average credit line balance outstanding for the year ended December 31, 2009 as compared to the year ended December 31, 2008.  Other expense is comprised of transactions that are of a generally non recurring nature.  The $213,108 increase in other expense for the period is primarily a result of $63,000 loss on purchase of Intellectual Property (“IP”) through issuance of stock options, $100,000 loss on purchase of IP through issuance of stock, and $38,584 loss on payment of legal expenses through issuance of stock.  There were no comparable transactions for the same period in 2008.  The $38,584 loss on payment of legal expenses was the fair market value of the stock on the date of grant less the fair market value of the legal expense owed.  The $163,000 loss on the purchase of the IP was the fair market value of the options granted in exchange for the IP using the Black-Scholes valuation model plus the fair market value of the stock on the grant date less the $0 historical cost of Robert M Carmichael, the seller and Chief Executive Officer of the Company.  By acquiring the IP the Company (i) eliminated an estimated $41,000 net discounted cash flows it would otherwise have had to pay related to the IP through 2018, (ii) has an opportunity to further develop the IP, (iii) has the ability to incorporate the IP into current and future products, and (iv) has the opportunity to license the IP to third parties.

Provision for income tax benefit.  For the year ended December 31, 2009, we had a provision for income tax benefit of $158,782, as compared to a provision for income tax expense of $218,618 for the year ended December 31, 2008, an increase in provision for income tax benefit of $377,400 or 172.63%.  This increase is primarily attributable to the net loss for the year ended December 31, 2009 and the utilization of a significant portion of that loss as a carryback to 2008 to recouperate income taxes paid.

Net loss.  For the year ended December 31, 2009, we had net loss of $451,227 as compared to net income of $219,668 for the year ended December 31, 2008, an increase in net loss of $670,895, or 305.41%.  The increase is attributable to a net decrease in gross profit of $1,002,650, a decrease in operating expenses of $158,822, an increase in other expenses, net of $204,467, and an increase in the provision for income tax benefit of $377,400.

Liquidity and Capital Resources

As of December 31, 2009, the Company had cash and current assets of $704,629 and current liabilities of $859,066, or a current ratio of .82.  As of December 31, 2008, the Company had cash and current assets of $1,196,351 and current liabilities of $976,675, or a current ratio of 1.23.

On February 10, 2010, the Company formalized an extension and modification of their revolving line of credit that matured on December 2, 2009.  Under the terms of the modification, the balance due under the revolving line of credit plus accrued interest was termed out with monthly principal and interest payments of $1,200 bearing an interest rate of $6.5% per annum. The term of the loan is one year, maturing on February 12, 2011, with a balloon payment of $198,816.  Related party debt has been subordinated to this loan.

Effective December 31, 2009, the Company signed an Independent Consulting and Advisory Agreement with a registered broker dealer.

Under the terms of the Independent Consultant and Advisory Agreement, the broker dealer will provide the Company with business and financial consulting and advisory services for a period up to 12 months.  In consideration for the services to be provided to the Company by the broker dealer, the Company has agreed to pay the broker dealer $5,000 per month commencing with the month of January 2010.  In an effort to accommodate initial cash flow needs of the Company, payment will be subject to the receipt of $750,000 under a private offering.  Prior to receipt of $750,000, the fee shall be accrued and the Company, at its option, may pay 1/3 of the accrued fee in shares of Common Stock valued at current market price.  The agreement may be terminated by the Company at any time without penalty.  Under the agreement, the broker dealer or its designees shall also purchase for $100, a number of shares of Common Stock equal to 5% of issued and outstanding number of shares on a fully diluted basis as of the date of the agreement and an option to purchase for an additional $100, a number of shares of Common Stock equal to 5% of the securities sold under a future offering through the broker dealer.  The shares and option shall vest upon receipt of $750,000 under the offering.  Any offering may result in significant dilution.

If the Independent Consultant and Advisory Agreement is terminated by the Company within the first nine months, the Company has the option to repurchase equity issued to the broker dealer at $0.25 per share within the first three months, $0.375 per share within the next three months and $0.50 per share in the next three months.  Furthermore, in the event that the broker dealer is responsible for introducing the Company to entities that enter into a merger or acquisition, joint venture, strategic alliance or distribution agreement with the Company, the Company shall pay the broker dealer an amount equal to 5% of the value of such transaction.

The Company anticipates that cash generated from operations should be sufficient to satisfy the Company’s contemplated cash requirements for its current operations for at least the next twelve months.  The Company does not anticipate any significant purchases of equipment during fiscal year 2009. The Company believes the number and level of employees at December 31, 2009 is adequate to maintain the Company's operations for at least the next twelve months.

Contractual obligations of the Company as of December 31, 2009 are set forth in the following table:

Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$1,439,117	$384,832	$383,323	$201,983	$468,979

Operating Lease Obligations	31,971	7,378	22,134	2,459	—

Purchase Obligations	—	—	—	—	—

Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	—	—	—	—	—

Total	$1,471,088	$392,210	$405,457	$204,442	$468,979

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Market risk generally represents the risk of loss that may be expected to result from the potential change in value of a financial instrument as a result of fluctuations in credit ratings of the issuer, equity prices, interest rates or foreign currency exchange rates. We do not use derivative financial instruments for any purpose.

Item 8.	Financial Statements.

Our consolidated financial statements appear beginning at page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.(T)	Controls and Procedures

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

Management, including the Company's Chief Executive Officer and Principal Accounting Officer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance;

Our directors, executive officers and key employees as of March 1, 2009 are as follows:

Name:	Age:	Position:

Robert M. Carmichael	47	President, Chief Executive Officer, Principal Financial Officer and Director

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

Compliance with Section 16(a) Of the Securities Act Of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other of our equity securities.  Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us copies of all Section 16(a) forms they file.  Based on available information, filings required under Section 16(a) were complied with for the period covered by this report, except Mr. Carmichael filed a Form 4 late.  The Form 4 contained one transaction covering the issuance of options effective December 31, 2009.

Code of Ethics

The Company has adopted a formal code of ethics that applies to our principal executive officer and principal accounting officer, all other officers, directors and employees.  The code of ethics was provided as an exhibit to the 10-K for the year ended December 31, 2008.  The Company undertakes to provide to any person without charge, upon written request to the Company’s Chief Executive Officer, a copy of the code of ethics.

Item 11.	Executive Compensation

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2009 and 2008 to BWMG’s named executive officers.  No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

Summary Compensation Table

Name and Principal Position(s)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non Equity Incentive Plan Compensation ($)	All Other Compen- sation ($)	Total

Robert M. Carmichael, President, Principal Executive	2009	$83,544	$—	$—	$—		$—	$—	$83,544	(2)
Officer, and Principal Financial Officer	2008	$105,398	$—	$—	$15,000	(1)	$—	$—	$102,398	(2)

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

Outstanding Equity Awards at Fiscal Year End

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised option (#) un- exercisable	Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($) per share	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity Incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Robert M. Carmichael, Principal Executive Officer,	100,000	(1)			$1.07	December 31, 2013
and Principal Financial Officer	315,000	(2)			$1.00	None

(1)	See Footnote (1) to the Summary Compensation Table above.
(2)	See discussion of options issued for purchase of Intellectual Property as disclosed under “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Director Compensation

None paid during 2009.

Employment Agreements

None.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information about the beneficial ownership of our common stock as of January 31, 2010 by (i) each person who we know is the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of our directors or those nominated to be directors, and executive officers, and (iii) all of our directors and executive officers as a group.  Applicable percentage of ownership is based on 2,287,678 shares of common stock outstanding as of January 31, 2010 together with securities exercisable or convertible into shares of common stock within 60 days of January 31, 2010 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of January 31, 2010 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class

Common	Robert M Carmichael C/O Brownie’s Marine Group, Inc. 940 NW 1st Street Fort Lauderdale, FL 33311	1,917,754	(1)(2)	70.1%
Common	All officers and directors as a Group (1 person)	1,917,754	(1)(2)	70.1%

(1)	Includes an aggregate of 415,000 shares underlying currently exercisable options.
(2)	Includes 44,440 shares owned by GKR Associates, LLC, a Company that Mr. Carmichael has a financial interest.

Equity Compensation Plan

See Equity Incentive Plan Note to the financial statements for the year ended December 31, 2009 for discussion of the stock options authorized and outstanding, as well as the Equity Compensation Plan Information table in Item 5.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Notes payable – related parties

Notes payable – related parties consists of the following as of December 31, 2009:

Promissory note payable to the Chief Executive Officer of the Company, unsecured, bearing interest at 7.5% per annum, due in monthly principal and interest payments of $7,050, maturing on August 1, 2013.	$307,412

Promissory note payable due an entity in which the Company’s Chief Executive Officer has a financial interest, GKR Associates, LLC., secured by second mortgage on real property, having a carrying value of $1,148,425 at December 31, 2009, bearing 6.99% interest per annum, due in monthly principal and interest payments of $1,980, maturing on February 22, 2012.	49,315
356,727

Less amounts due within one year	137,408

Long-term portion of notes payable – related parties	$219,319

As of December 31, 2009, principal payments on the notes payable – related parties are as follows:

2010	$137,408
2011	95,218
2012	82,152
2013	41,949
2014	—
Thereafter	—

$356,727

As of December 31, 2009, the Company was approximately eight months in arrears on payments due under the Note payable to the Chief Executive Officer.  No default notice has been received and the Company plans to make payments as able.  See Other liabilities and accrued interest– related parties within this Note for the related accrued interest also in arrears.

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

Net revenues and accounts receivable – related parties – The Company sells products to three entities, Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer.  Terms of sale are no more favorable than those extended to any of the Company’s other customers.  Combined net revenues from these entities for years ended December 31, 2009 and 2008, was $505,154 and $767,753, respectively.  Combined net revenues from Robert Carmichael and 940 Associates, Inc., an entity owned by Robert Carmichael, the Chief Executive officer, for the years ended December 31, 2009 and 2008 was $39,165 and $15,378, respectively.  Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December  31, 2009, was $10,459, $3,078, and $882, respectively.  Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2008, was $11,875, $8,903, and $3,982, respectively.  Accounts receivable from Robert Carmichael and 940 Associates, Inc. at December 31, 2009 was $0 and $0, respectively.  Accounts receivable from Robert Carmichael and 940 Associates, Inc. at December 31, 2008 was $2,602 and $13,679, respectively.

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

Total royalty expense for the above agreements for the years ended December 31, 2009 and 2008, was $69,787 and $121,040, respectively.  At December 31, 2008 the Company was approximately one month in arrears on royalty payments due.  As of December 31, 2009, the Company was approximately twelve months in arrears on royalty payments due. No default notice has been received and the Company plans to make payments as able.

Patent Purchase Agreements – Effective December 31, 2009, the Company entered into a Patent Purchase Agreement with Robert M. Carmichael, the Chief Executive Officer of the Company.  In exchange for the Intellectual Property (“IP), the Company agreed to issue Mr. Carmichael 400,000 shares of common stock.  For financial reporting purposes the Company has valued the group of patents at $0 which is the lower of Mr. Carmichael’s historical cost as compared to the fair market value of the stock.  Accordingly, the Company realized a $100,000 loss on the transaction, the fair market value of the stock on the December 31, 2009 grant date less the $0 historical cost.  By acquiring the IP the Company (i) has an opportunity to further develop the IP, (ii) has the ability to incorporate the IP into current and future products, and (iii) has the opportunity to license the IP to third parties.

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

Other liabilities and accrued interest– related parties

Other liabilities and accrued interest– related parties consists of the following at:

	December 31, 2009	December 31, 2008

Accrued interest on Notes payable – related parties	$18,205	$4,151

Accounts payable – 940 Associates, Inc.	365	—

Other liabilities – related parties	$18,570	$4,151

Principal Accounting Fees and Services.

Fees to Auditors Fiscal Year ended December 31, 2009

Audit Fees: The aggregate fees, including expenses, billed by the Company's principal accountants for professional services rendered for the audit of the Company’s consolidated financial statements during the fiscal year ending December 31, 2009 and for the review of the Company’s financial information included in its quarterly reports on Form 10-Q during the fiscal year ending December 31, 2009 or services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal year ending December 31, 2009 was $39,819.

Audit Related Fees:  The aggregate fees, including expenses, billed by principal accountants for assurance and related services reasonably related to the performance of the Company’s audit or review of the Company’s financial statements during the year ended December 31, 2009 were $-0-.

Tax Fees:  The aggregate fees, including expenses, billed by principal accountants for tax compliance, tax advice and tax planning during year 2009 was $5,500.

All Other Fees:  The aggregate fees, including expenses, billed for all other services rendered to the Company by principal accountants during year 2009 was $-0-.

Fees to Auditors Fiscal Year ended December 31, 2008

Audit Fees: The aggregate fees, including expenses, billed by principal accountants for professional services rendered for the audit of the Company’s consolidated financial statements during fiscal year ending December 31, 2008 and for the review of the Company’s financial information included in its quarterly reports on Form 10-Q during the fiscal year ending December 31, 2008 or services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal year ending December 31, 2008 was $41,710.

Audit Related Fees:  The aggregate fees, including expenses, billed by principal accountants for assurance and related services reasonably related to the performance of the Company’s audit or review of the Company’s financial statements during the year ended December 31, 2008 were $-0-.

Tax Fees:  The aggregate fees, including expenses, billed by principal accountants for tax compliance, tax advice and tax planning during year 2008 was $5,075.

All Other Fees:  The aggregate fees, including expenses, billed for all other services rendered to the Company by principal accountants during year 2008 was $-0-.

The Company has no audit committee.  The Company's board of directors has considered whether the provisions of the services covered above under the captions is compatible with maintaining the auditor’s independence.  All services were approved by the board of directors prior to the completion of the respective audit.

PART IV

Item 14.	Exhibits, Financial Statements Schedules

Our consolidated financial statements appear beginning at F-1.

Exhibits

Exhibit No.	Description	Location

2.2	Merger Agreement, dated June 18, 2002 by and among United Companies Corporation, Merger Co., Inc. and Avid Sportswear & Golf Corp.	Incorporated by reference to Exhibit 2.02 Amendment No. 1 to Form S-4 filed June 24, 2002.

2.3	Articles of Merger of Avid Sportswear & Golf Corp. with and into Merger Co., Inc.	Incorporated by reference to Exhibit 2.03 Amendment No. 1 to Form S-4 filed June 24, 2002.

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of 10Q for the quarter ended September 30, 2009 filed on November 13, 2009.

3.2	Articles of Amendment	Incorporated by reference to the appendix to the Company's Definitive Information Statement on Schedule 14C filed July 31, 2007.

3.2	Bylaws	Incorporated by reference to Exhibit 3.04 to the Registration Statement on Form 10-SB.

5.1	2007 Stock Option Plan	Incorporated by reference to the appendix to the Company's Definitive Information Statement on Schedule 14C filed July 31, 2007.

10.1	Share Exchange Agreement, dated March 23, 2004 by and among the Company, Trebor Industries, Inc. and Robert Carmichael	Incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K filed April 9, 2004.

10.2	Non-Exclusive License Agreement - BC Keel Trademark	Incorporated by reference to Exhibit 10.18 to Form 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.3	Exclusive License Agreement – Brownie’s Third Lung, Brownie’s Public Safety, Tankfill, and Related Trademarks and Copyrights	Incorporated by reference to Exhibit 10.20 to Form 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.4	Non-Exclusive License Agreement – Garment Integrated or Garment Attachable Flotation Aid and/or PFD	Incorporated by reference to Exhibit 10.22 to Form 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.5	Non-Exclusive License Agreement – SHERPA Trademark and Inflatable Flotation Aid/Signal Device Technology	Incorporated by reference to Exhibit 10.24 to Form 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.6	Non-Exclusive License Agreement - Tank-Mounted Weight, BC or PFD-Mounted Trim Weight or Trim Weight Holding System	Incorporated by reference to Exhibit 10.25 to Form 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

Exhibit No.	Description	Location

10.7	Exclusive License Agreement – Brownie’s Third Lung and Related Trademarks and Copyright	Incorporated by reference to Exhibit 10.26 to Form 10KSB for the year ended December 31, 2006 filed April 4, 2007.

10.8	Agreement for Purchase and Sale of Property Between Trebor Industries, Inc. and GKR Associates, Inc. dated February 21, 2007	Incorporated by reference to Exhibit 10.28 to Form 10KSB for the year ended December 31, 2006 filed April 4, 2007.

10.9	First Mortgage dated February 22, 2007 between Trebor Industries, Inc. and Colonial Bank	Incorporated by reference to Exhibit 10.29 to Form 10KSB for the year ended December 31, 2006 filed April 4, 2007.

10.10	Note dated February 22, 2007 payable to GKR Associates, Inc.	Incorporated by reference to Exhibit 10.30 to Form 10KSB for the year ended December 31, 2006 filed April 4, 2007.

10.11	Second Mortgage dated February 22, 2007 between Trebor Industries, Inc. and GKR Associates, LLC	Incorporated by reference to Exhibit 10.31 to Form KSB for the year ended December 31, 2006 filed April 4, 2007.

10.12	Promissory Note dated January 1, 2007 payable to Robert M. Carmichael	Incorporated by reference to Exhibit 10.32 to Form 10KSB for the year ended December 31, 2006 filed April 4, 2007.

10.13	Asset Purchase Agreement between Trebor Industries, Inc. and Robert Carmichael	Incorporated by reference to Form 8K filed on August 1, 2008.

10.14	Asset Purchase Agreement between Trebor Industries, Inc. and Robert Carmichael	Incorporated by reference to Form 8K filed on March 5, 2009.

10.15	Asset Purchase Agreement between Trebor Industries, Inc. and Robert Carmichael	Incorporated by reference to Form 8K filed on January 19, 2010.

14.0	Code of Ethics	Incorporated by reference to Exhibit 14 of Form 10K for the year ended December 31, 2008 filed on March 23, 2009.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith

32.1	Certification Pursuant to Section 1350	Provided herewith

32.2	Certification Pursuant to Section 1350	Provided herewith

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2010	Brownie’s marine group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2010	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Director

BROWNIE'S MARINE GROUP, INC.
 TABLE OF CONTENTS FOR CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Brownie's Marine Group, Inc.

We have audited the accompanying consolidated balance sheets of Brownie's Marine Group, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009.  Brownie's Marine Group, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brownie's Marine Group, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ L.L. Bradford & Company, LLC
March 30, 2010
Las Vegas, Nevada

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS

Current assets
Cash	$2,713	$3,532
Accounts receivable, net of $31,000 and $25,000 allowance for doubtful accounts, respectively	9,704	34,328
Accounts receivable - related parties	14,419	41,059
Inventory	488,694	735,036
Income tax refunds receivable	121,802	—
Prepaid expenses and other current assets	67,078	94,079
Costs and estimated earnings in excess of billings on uncompleted contract	—	287,861
Deferred tax asset, net - current	219	456
Total current assets	704,629	1,196,351

Property, plant and equipment, net	1,165,940	1,199,554

Deferred tax asset, net - non-current	42,685	—
Other assets	6,968	6,968

Total assets	$1,920,222	$2,402,873

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$391,767	$369,488
Customer deposits	11,365	194,425
Royalties payable - related parties	49,611	42,865
Income taxes payable	—	30,649
Other liabilities	2,921	4,232
Other liabilities and accrued interest - related parties	18,570	4,151
Notes payable - current portion	247,424	244,188
Notes payable - related parties - current portion	137,408	86,677
Total current liabilities	859,066	976,675

Long-term liabilities
Deferred tax liability, net - non-current	—	2,411
Notes payable - long-term portion	834,966	882,410
Notes payable - related parties - long-term portion	219,319	314,356

Total liabilities	1,913,351	2,175,852

Commitments and contingencies

Stockholders' equity
Common stock; $0.001 par value; 250,000,000 shares authorized, and 1,785,538 and 1,785,538 shares issued and outstanding, respectively	1,785	1,785
Common stock payable; $0.001 par value; 450,000 shares	502	—
Prepaid equity based compensation	(43,542)	—
Additional paid-in capital	1,358,333	1,084,216
Accumulated deficit	(1,310,207)	(858,980)
Total stockholders' equity	6,871	227,021

Total liabilities and stockholders' equity	$1,920,222	$2,402,873

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008

Net revenues
Net revenues	$1,840,386	$3,914,606
Net revenues - related parties	544,319	783,131
Total net revenues	2,384,705	4,697,737

Cost of net revenues
Cost of net revenues	1,644,554	2,903,683
Royalties expense - related parties	69,787	121,040
Total cost of net revenues	1,714,341	3,024,723

Gross profit	670,364	1,673,014

Operating expenses
Selling, general and administrative	911,464	1,108,284
Research and development costs	64,508	26,510
Total operating expenses	975,972	1,134,794

Income (loss) from operations	(305,608)	538,220

Other (income) expense, net
Other expense, net	202,625	(10,483)
Interest expense	75,760	68,073
Interest expense - related parties	26,016	42,344
Total other expense, net	304,401	99,934

Net (loss) income before provision for income taxes	(610,009)	438,286

Provision for income tax (benefit) expense	(158,782)	218,618

Net (loss) income	$(451,227)	$219,668

Basic (loss) income per common share	$(0.25)	$0.13
Diluted (loss) income per common share	$(0.25)	$0.13

Basic weighted average common shares outstanding	1,785,538	1,727,341
Diluted weighted average common shares outstanding	1,785,538	1,727,341

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Prepaid	Additional		Total
	Common stock		Common stock payable		Equity based	paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	compensation	capital	deficit	equity (deficit)

Balance, December 31, 2007	1,685,538	1,685	—	—	—	839,666	(1,078,648)	(237,297)

Purchase of Asset and Patents effective July 31, 2008	100,000	100	—	—	—	212,900	—	213,000

Operating expense recognized for incentive stock options issued effective December 31, 2008	—	—	—	—	—	31,650	—	31,650

Net income	—	—	—	—	—	—	219,668	219,668

Balance, December 31, 2008	1,785,538	1,785	—	—	—	1,084,216	(858,980)	227,021

Purchase of issued and pending patents for stock options granted on March 3, 2009	—	—	—	—	—	63,000	—	63,000

Prepaid equity based compensation incentive stock options granted effective October 1 and December 1, 2009	—	—	—	—	(47,500)	47,500	—	—

Purchase of Intellectual Property effective December 31, 2008	—	—	400,000	400	—	99,600	—	100,000

Common stock payable effective December 30, and 31, 2009 for legal services	—	—	102,140	102	—	64,017	—	64,119

Current period amortization of prepaid equity based compensation	—	—	—	—	3,958	—	—	3,958

Net loss	—	—	—	—	—	—	(451,227)	(451,227)

Balance, December 31, 2009	1,785,538	$1,785	502,140	$502	$(43,542)	$1,358,333	$(1,310,207)	$6,871

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2009	2008

Cash flows from operating activities:
Net (loss) income	$(451,227)	$219,668
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	36,614	39,396
Amortization	600	—
Change in deferred tax asset, net	(44,336)	84,235
Change in deferred tax liability, net	(523)	2,411
Issuance of equity based stock options	3,958	31,650
Issuance of common stock for legal services	64,119	—
Gain on sale of fixed asset	(2,000)	—
Issuance of common stock for intellectual property	163,000	—
Changes in operating assets and liabilities:
Change in accounts receivable, net	24,624	549
Change in accounts receivable - related parties	26,640	(37,424)
Change in inventory	246,342	(78,733)
Change in prepaid expenses and other current assets	27,001	(12,200)
Change in costs and estimated earnings in excess of billings on uncompleted contract	287,861	(287,861)
Change in accounts payable and accrued liabilities	22,279	(37,896)
Change in customer deposits	(183,060)	(91,795)
Change in income tax refunds receivable	(121,802)	—
Change in income taxes payable	(30,649)	30,649
Change in other liabilities	(1,311)	(5,245)
Change in other liabilities and accrued interest - related parties	14,419	(103,358)
Change in royalties payable - related parties	6,746	27,602
Net cash provided by (used in) operating activities	89,295	(218,352)

Cash flows from investing activities:
Proceeds from receivable purchased through issuance of common stock in conjunction with asset/patent acquisition	—	228,000
Payment for receivable purchased through issuance of common stock in conjunction with asset/patent acquisition	—	(15,000)
Sale of fixed asset	2,000	—
Purchase of fixed assets	(3,600)	(9,052)
Net cash (used in) provided by investing activities	(1,600)	203,948

Cash flows from financing activities:
Proceeds from borrowings on notes payable	70,000	200,000
Principal payments on notes payable	(114,208)	(44,832)
Principal payments on notes payable - related parties	(44,306)	(279,748)
Net cash used in financing activities	(88,514)	(124,580)

Net change in cash	(819)	(138,984)

Cash, beginning of period	3,532	142,516

Cash, end of period	$2,713	$3,532

Supplemental disclosures of cash flow information:
Cash paid for interest	$87,669	$113,420

Cash paid for income taxes	$38,528	$91,408

Supplemental disclosures of non-cash investing activities and future operating activities:
Prepaid equity based compensation for incentive stock options granted effective October 1 and December 31, 2009	$47,500	$—

Stock options and additional paid in capital issued for purchase of issued and pending patents on March 3, 2009	$63,000	$—

Common stock payable and additional paid in capital issued for purchase of intellectual property on December 31, 2009	$100,000	$—

Common stock and additional paid in capital issued toward patent/asset purchase on July 31, 2008	$—	$213,000

See Accompanying Notes to Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business –Brownie’s Marine Group, Inc., (hereinafter referred to as the “Company” or “BWMG”) designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and Nitrox Generation Systems, and scuba and water safety products through its wholly owned subsidiary Trebor Industries, Inc.  The Company sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility in Fort Lauderdale, Florida.  The Company does business as (dba) Brownie’s Third Lung, the dba name of Trebor Industries, Inc.  The Company’s common stock is quoted on the OTCBB under the symbol “BWMG”.

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

Property, Plant, and Equipment – Property, Plant and Equipment are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which is primarily 3 to 5 years except for the building that is being depreciated over a life of 39 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

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

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which occur.  Advertising and trade show expense incurred for the years  ended December 31, 2009 and 2008, was $22,105 and $38,948, respectively.

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

Income taxes – The Company accounts for its income taxes under the assets and liabilities method, which requires recognition of deferred tax assets and liabilities for future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Effective December 30 and December 31, 2009, respectively, the Company granted stock to two outside attorneys for certain legal services performed in 2009.  See Note 11. STOCK GRANTED FOR LEGAL SERVICES.  Also, to one of the same attorneys, stock warrants were granted for certain legal services to be performed in 2010.  See Note 12.  STOCK WARRANTS.

Effective December 1, 2009 and December 31, 2008, the Company granted incentive stock options to certain key employees, consultants and officers for compensation under the Equity Incentive Plan.  See Note 10. EQUITY INCENTIVE PLAN.

Fair value of financial instruments – The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature.

Earnings per common share – Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities.  Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period.  Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive.  All common stock equivalent shares were excluded in the computation for the years ended December 31, 2009 and 2008 since their effect was antidilutive.

Subsequent events – We have evaluated all subsequent events through March 31, 2010, the date the financial statements were issued.

New accounting pronouncements – On July 1, 2009, the FASB officially launched the FASB ASC 105 –“Generally Accepted Accounting Principles”, which established the FASB Accounting Standards Codification (“the Codification”), as the single official source of authoritative, nongovernmental, U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission.  The Codification is designed to simplify U.S. GAAP into a single, topically ordered structure.  All guidance contained in the Codification carries an equal level of authority.  The Codification is effective for interim and annual periods ending after September 15, 2009.  Accordingly, the Company refers to the Codification in respect of the appropriate accounting standards throughout this document as “FASB ASC”.  Implementation of the Codification did not have any impact on the Company’s consolidated financial statements.

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

New accounting pronouncements (continued) – In September 2009, the FASB issued ASU No. 2009-12 – “Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent)”.  This ASU permits use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value.  ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009, with early application permitted.  Since the Company does not currently have any such investments, it does not anticipate any impact on its financial statements upon adoption.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force), which amends ASC 605-25, Revenue Recognition: Multiple-Element Arrangements. ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This ASU replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. ASU No. 2009-13 also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, ASU No. 2009-13 requires expanded disclosures. This ASU will become effective for revenue arrangements entered into or materially modified after the fiscal year 2010. Earlier application is permitted with required transition disclosures based on the period of adoption. We are currently evaluating the application date and the impact of this standard on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167 addresses the effect on FASB Interpretation 46(R), “Consolidation of Variable Interest Entities” of the elimination of the qualifying special-purpose entity concept of SFAS No. 166, “Accounting for Transfers of Financial Assets”.  SFAS No. 167 also amends the accounting and disclosure requirements of FASB Interpretation 46(R) to enhance the timeliness and usefulness of information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the Company’s first interim reporting period that begins after November 15, 2009. Earlier application is prohibited.  The Company does not anticipate any significant financial impact from adoption of SFAS No. 167. As of December 31, 2009, SFAS No. 167 has not been added to the Codification.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”.  SFAS No. 166 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” by eliminating the concept of special-purpose entity, requiring the reporting entity to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, changes the requirements for the de-recognition of financial assets, and provides for the sellers of the assets to make additional disclosures.  This Statement shall be effective as of the Company’s first interim reporting period that begins after November 15, 2009. Earlier application is prohibited.  The Company does not anticipate any significant financial impact from adoption of SFAS No. 166. As of December 31, 2009, SFAS No. 166 has not been added to the Codification.

In May 2009 and as updated February 2010, the FASB issued FASB ASC 855, “Subsequent Events”.  This Statement addresses accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  FASB ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, the date issued.  The Company adopted this Statement in the second quarter of 2009.  As a result the date through which the Company has evaluated subsequent events and the basis for that date have been disclosed in Note 1, Subsequent Events.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New accounting pronouncements (continued) – In April 2009, the FASB issued an update to FASB ASC 820, “Fair Value Measurements and Disclosures”, related to providing guidance on when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  The update clarifies the methodology to be used to determine fair value when there is no active market or where the price inputs being used represent distressed sales.  The update also reaffirms the objective of fair value measurement, as stated in FASB ASC 820, which is to reflect how much an asset would be sold in and orderly transaction, and the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive.  The Company adopted this Statement in the second quarter of 2009 without significant financial impact.

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

In November 2008, EITF issued new guidance under FASB ASC 350, “Intangibles – Goodwill and Other” on accounting for defensive intangible assets”.  The new guidance applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining or using the asset (a defensive asset).  This guidance was adopted by the Company in January 2009 without impact to the financial statements.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New accounting pronouncements (continued) – In May 2008, the FASB issued an update to FASB ASC 470, “Debt”, with respect to accounting for convertible debt instruments that may be settled in cash upon conversion including partial cash settlement.  This update applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB ASC 815, “Derivatives and Hedging”.  Additionally, this update specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost recognized in subsequent periods. The update is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company does not currently have any debt instruments for which this update would apply.  This update was adopted in January 2009 without significant financial impact.

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

In December 2007, the FASB issued an update to FASB ASC 805, “Business Combinations “which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for the Company with respect to business combinations for which the acquisition date is on or after January 1, 2009. The Company adopted this SFAS in the first quarter of 2009 without significant financial impact.

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

2.	INVENTORY

Inventory consists of the following as of:

	December 31, 2009	December 31, 2008

Raw materials	$303,230	$485,367
Work in process	—	—
Finished goods	185,464	249,669
	$488,694	$735,036

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets totaling $67,078 at December 31, 2009, consists of $48,645 of prepayments for inventory, $14,116 of prepaid insurance, $1,651 of prepaid software maintenance, $2,248 sales tax refund due, and $418 other prepaid and expenses and current assets.

Prepaid expenses and other current assets totaling $94,079 at December 31, 2008, consists of $70,000 of prepaid inventory, $20,267 of prepaid insurance, $1,040 of prepaid software maintenance, $2,550 of employee advances, and $222 of other prepaid expenses and current assets.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of:

	December 31, 2009	December 31, 2008

Building, leasehold improvements, and land	$1,224,963	$1,221,362
Furniture, fixtures, vehicles and equipment	115,610	248,787
	1,340,573	1,470,149
Less: accumulated depreciation and amortization	174,633	270,595
	$1,165,940	$1,199,554

In the fourth quarter of 2009, the Company wrote off approximately $125,000 of fully depreciated furniture, fixtures and equipment.  Accordingly, there was no financial impact.  The fixed assets were without significant fair market value individually and in the aggregate.

5.	CUSTOMER CREDIT CONCENTRATIONS

The Company sells to three entities owned by the brother of Robert Carmichael, the Companies Chief Executive officer as further discussed in Note 6 – RELATED PARTIES TRANSACTIONS.  Combined sales to these entities for the years ended December 31, 2009 and 2008 represented 21.18% and 16.34%, respectively, of total net revenues.  In addition, for the year ended December 31, 2009 sales to one unrelated customer represented 20.49% of total net revenues.  Sales to no other customers represented greater than 10% of net revenues for the years ended December 31, 2009 and 2008.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RELATED PARTIES TRANSACTIONS

Notes payable – related parties

Notes payable – related parties consists of the following as of December 31, 2009:

Promissory note payable to the Chief Executive Officer of the Company, unsecured, bearing interest at 7.5% per annum, due in monthly principal and interest payments of $7,050, maturing on August 1, 2013.	$307,412

Promissory note payable due an entity in which the Company’s Chief Executive Officer has a financial interest, GKR Associates, LLC., secured by second mortgage on real property, having a carrying value of $1,148,425 at December 31, 2009, bearing 6.99% interest per annum, due in monthly principal and interest payments of $1,980, maturing on February 22, 2012.	49,315

356,727

Less amounts due within one year	137,408

Long-term portion of notes payable – related parties	$219,319

As of December 31, 2009, principal payments on the notes payable – related parties are as follows:

2010	$137,408
2011	95,218
2012	82,152
2013	41,949
2014	—
Thereafter	—

$356,727

As of December 31, 2009, the Company was approximately eight months in arrears on payments due under the Note payable to the Chief Executive Officer.  No default notice has been received and the Company plans to make payments as able.  See Other liabilities and accrued interest– related parties within this Note for the related accrued interest also in arrears.

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

Net revenues and accounts receivable – related parties – The Company sells products to three entities, Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer.  Terms of sale are no more favorable than those extended to any of the Company’s other customers.  Combined net revenues from these entities for years ended December 31, 2009 and 2008, was $505,154 and $767,753, respectively.  Combined net revenues from Robert Carmichael and 940 Associates, Inc., an entity owned by Robert Carmichael, the Chief Executive officer, for the years ended December 31, 2009 and 2008 was $39,165 and $15,378, respectively.  Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2009, was $10,459, $3,078, and $882 respectively.  Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2008, was $11,875, $8,903, and $3,982, respectively.  Accounts receivable from Robert Carmichael and 940 Associates, Inc. at December 31, 2009 was $0 and $0, respectively.  Accounts receivable from Robert Carmichael and 940 Associates, Inc., and Trebor Industries, Inc. at December 31, 2008 was $2,602 and $13,697, respectively.

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

Total royalty expense for the above agreements for the years ended December 31, 2009 and 2008, was $69,787 and $121,040, respectively.    At December 30, 2008 the Company was approximately one month in arrears on royalty payments due.  As of December 31, 2009, the Company was approximately twelve months in arrears on royalty payments due. No default notice has been received and the Company plans to make payments as able.

Patent Purchase Agreements – Effective December 31, 2009, the Company entered into a Patent Purchase Agreement with Robert M. Carmichael, the Chief Executive Officer of the Company.  In exchange for the Intellectual Property (“IP), the Company granted Mr. Carmichael 400,000 shares of common stock.  For financial reporting purposes the Company has valued the group of patents at $0 which is the lower of Mr. Carmichael’s historical cost as compared to the fair market value of the stock.  Accordingly, the Company realized a $100,000 loss on the transaction, the fair market value of the stock on the December 31, 2009 grant date less the $0 historical cost.  By acquiring the IP the Company (i) has an opportunity to further develop the IP, (ii) has the ability to incorporate the IP into current and future products, and (iii) has the opportunity to license the IP to third parties.

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

Other liabilities and accrued interest– related parties

Other liabilities and accrued interest– related parties consists of the following at:

	December 31, 2009	December 31, 2008

Accrued interest on Notes payable – related parties	$18,205	$4,151

Accounts payable – 940 Associates, Inc.	365	—

Other liabilities – related parties	$18,570	$4,151

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $391,767 at December 31, 2009 consists of $232,065 accounts payable trade, $60,574 balance of legal expenses that was a Company expense prior to the reverse merger with Trebor Industries, Inc., $69,981 of accrued payroll and related fringe benefits, $24,000 accrued real estate taxes, $1,542 of accrued interest, and $3,605 of other accrued liabilities.

Accounts payable and accrued liabilities of $369,488 at December 31, 2008 consists of $226,774 accounts payable trade, $60,574 balance of legal expenses that were a Company expense prior to the reverse merger with Trebor Industries, Inc., $79,072 of accrued payroll and related fringe benefits, $1,487 of accrued interest, and $1,581 of other accrued liabilities.

8.	OTHER LIABILITIES

Other liabilities of $2,921 at December 31, 2009 consists of on-line training liability. Other liabilities of $4,232 at December 31, 2008 consists of $4,193 on-line training liability and $39 of deferred tooling expense.

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

Until the Company accumulated historical data related to the certificate redemption ratio, it assumed that 100% of certificates issued with unit sales would be redeemed.  Accordingly, at the time a unit was sold, the related on-line training liability was recorded.  The same liability was reduced as certificates were redeemed and the related payments were made to the on-line training vendor.   In July 2007, the Company had accumulated 24 months of historical data regarding redemption rates so the liability estimate was adjusted accordingly to reflect the actual redemption history.  The Company continues to monitor and maintain a reserve for certificate redemption that approximates the historical redemption rate that is 10%.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	NOTES PAYABLE

Notes payable consists of the following as of December 31, 2009:

Revolving Line of Credit secured by a third mortgage on the real property of the Company with a carrying value of $1,148,425 at December 31, 2009, bearing interest at the lender’s base rate plus 1.00% per annum. Interest payments are due monthly on the outstanding principal balance and the Line of Credit matures on December 2, 2009.	$199,990

Promissory note payable secured by a first mortgage on the real property of the Company having a carrying value of $1,148,425 at December 31, 2009, interest at 6.99% per annum, due in monthly principal and interest payments of $9,038, maturing on January 22, 2022.	882,400

1,082,390

Less amounts due within one year	247,424

Long-term portion of notes payable	$834,966

As of December 31, 2009, principal payments on the notes payable are as follows:

2010	$247,424
2011	50,907
2012	54,475
2013	58,623
2014	62,915
Thereafter	608,046

$1,082,390

The Company negotiated an extension and modification of its Revolving Line of Credit that matured on December 2, 2009. While the Company and the lender generally agreed to terms of the modification during December 2009, a formal agreement was not completed until 2010.  See Note 15. SUBSEQUENT EVENTS for terms and conditions of the modification.

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

Effective October 1, 2009 and December 1, 2009 the Company granted 75,000 and 115,000 incentive stock options, respectively, to certain consultants under the Plan.  The fair value of the options was determined to be $47,500 using the Black-Scholes Model.  The options that have a term of one year were issued in conjunction with consulting agreements for certain business and financial advisory services.  The stock options are in lieu of payment for these services and as such the Company will recognize operating expense over the term of the agreements.  Accordingly, the Company recognized $3,958 as operating expense for the options in the year ended December 31, 2009. As of December 31, 2009, prepaid equity based compensation totaled $43,542 and is reflected as a component of shareholders’ equity for the related consulting services as yet to be provided as of that date.

Effective December 31, 2008, the Company granted 210,000 fully vested incentive stock options to certain key employees, consultants and officers under the Plan.  The fair value of the options was determined to be $31,650 using the using the Black-Scholes Model.  Accordingly, the Company recognized $31,650 as operating expense for the options as of December 31, 2008.

As of December 31, 2009 all Stock Options authorized under Plan had been granted.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	STOCK ISSUED FOR LEGAL SERVICES

Effective December 30, 2009, the Company granted 50,000 shares of restricted common stock to an outside attorney for certain legal and advisory services provided in 2009. The stock was valued at the fair market price on the effective date of grant, or $12,500.  The underlying the stock as granted did not assign a stated value to the services rendered.  Accordingly, the Company recognized $12,500 as legal expense associated with the stock issue.  See Note 12. Stock Warrants for a discussion of the warrants granted.

Pursuant to an Agreement and Release dated February 9, 2010, the Company granted 52,140 shares of restricted common stock to an outside attorney for legal and advisory services valued at $13,035 provided through December 31, 2009.   The effective date of the Agreement is stated as December 31, 2009.  Accordingly, the stock granted was valued at the fair market price on the date of the Agreement, or $51,619.  Accordingly, as of December 31, 2010, $13,035 was recognized as legal expense, and $38,584 was recognized as a loss on the transaction.

12.	STOCK WARRANTS

Effective December 30, 2009, the Company issued to an outside attorney warrants to purchase 100,000 shares of restricted common stock for certain legal and advisory services to be performed in 2010, as evidenced by a signed proposal.  The warrants are exercisable at fair market value as of the date of grant, and will vest in two tranches of 50,000 each, on June 30, 2010 and December 31, 2010, respectively.  In addition, the agreement provides for a cashless exercise of the tranches.  The fair value of the warrants was determined to be $25,000 using the Black-Scholes Model.  The stock warrants are in lieu of payment for these services and as such the Company will recognize operating expense over the term of the agreement.  Accordingly, the Company recognized $0 as operating expense for the options in the year ended December 31, 2009.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	INDEPENDENT CONSULTANT AND ADVISORY AGREEMENT

Effective December 31, 2009, the Company signed an Independent Consulting and Advisory Agreement with a registered broker dealer.

Under the terms of the Independent Consultant and Advisory Agreement, the broker dealer will provide the Company with business and financial consulting and advisory services for a period up to 12 months.  In consideration for the services to be provided to the Company by the broker dealer, the Company has agreed to pay the broker dealer $5,000 per month commencing with the month of January 2010.  In an effort to accommodate initial cash flow needs of the Company, payment will be subject to the receipt of $750,000 under a private offering.  Prior to receipt of $750,000, the fee shall be accrued and the Company, at its option, may pay 1/3 of the accrued fee in shares of Common Stock valued at current market price.  The agreement may be terminated by the Company at any time without penalty.  Under the agreement, the broker dealer or its designees shall also purchase for $100, a number of shares of Common Stock equal to 5% of issued and outstanding number of shares on a fully diluted basis as of the date of the agreement and an option to purchase for an additional $100, a number of shares of Common Stock equal to 5% of the securities sold under a future offering through the broker dealer.  The shares and option shall vest upon receipt of $750,000 under the offering.  Any offering may result in significant dilution.

If the Independent Consultant and Advisory Agreement is terminated by the Company within the first nine months, the Company has the option to repurchase equity issued to the broker dealer at $0.25 per share within the first three months, $0.375 per share within the next three months and $0.50 per share in the next three months.  Furthermore, in the event that the broker dealer is responsible for introducing the Company to entities that enter into a merger or acquisition, joint venture, strategic alliance or distribution agreement with the Company, the Company shall pay the broker dealer an amount equal to 5% of the value of such transaction.

14.	INCOME TAXES

The components of the provision for income tax benefit are as follows for the years ended:

	December 31, 2009	December 31, 2008
Current taxes
Federal	$(108,739)	$108,739
State	(5,184)	23,233
Current taxes	(113,923)	131,972
Change in deferred taxes	(97,519)	95,441
Change in valuation allowance	52,660	(8,795)

Provision for income tax (benefit) expense	$(158,782)	$218,618

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2009:

Deferred tax assets:
Stock options	$33,527
Allowance for doubtful accounts	10,540
Net operating loss carryforward	72,382
On-line training certificate reserve	438
Total deferred tax assets	116,887
Valuation allowance	(72,095)

Deferred tax assets net of valuation allowance	44,792

Less deferred tax assets – non-current, net of valuation allowance	44,573

Deferred tax assets – current, net of valuation allowance	$219

Deferred tax liability
Depreciation and amortization timing differences	$1,888

Less deferred tax liability – non-current	1,888

Deferred tax liability – current	$—

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	INCOME TAXES (continued)

The effective tax rate used for calculation of the deferred taxes as of December 31, 2009 was 34%.  The Company has established a valuation allowance against deferred tax assets of $72,095 comprised predominantly of a 75% reserve against the deferred tax assets attributable to the stock options, a 100% reserve against the allowance for doubtful accounts, and a 50% reserve against part of the net operating loss that must be carried forward due to the uncertainty regarding realization.

At December 31, 2009, the Company had income tax refunds receivable of $121,802 comprised of tax refunds due from the state and federal government of $9,357 and $112,445, respectively.  The state income tax refund receivable is attributable to a 2008 state income tax overpayment carried forward into 2009 and not utilized as a result of the Company’s net operating loss in 2009.  The federal income tax refund receivable it attributable to net operating loss carryback from 2009 to recuperate taxes paid in 2008.

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

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	INCOME TAXES (continued)

The significant differences between the statutory tax rate and the effective tax rates for the Company for the years ended are as follows:

	December 31, 2009	December 31, 2008
Statutory tax rate (benefit) expense	—%	34%
Increase (decrease) in rates resulting from:
Net operating loss carryforward or carryback	(32)%	5%
Equity based compensation and loss	—%	8%
State taxes	—%	3%
Change in valuation allowance	8%	(2)%
Depreciation and amortization	—%	5%
Domestic production deduction	—%	(2)%
Other	(2)%	(1)%
Effective tax rate (benefit) expense	(26)%	50%

15.	SUBSEQUENT EVENTS

On February 10, 2010, the Company formalized an extension and modification of their revolving line of credit that matured on December 2, 2009.  Under the terms of the modification, the balance due under the revolving line of credit plus accrued interest was termed out with monthly principal and interest payments of $1,200 bearing an interest rate of $6.5% per annum. The term of the loan is one year, maturing on February 12, 2011, with a balloon payment of $198,816.  Related party debt has been subordinated to this loan.