Form 10-Q
period 2010-03-31
Brownie's Marine Group, Inc
filed 2010-05-17
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q
(mark one)

☑           Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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
Yes ☐ No ☒

There were 1,837,678 shares of common stock outstanding as of April 30, 2010.

PART I

Item 1.  Financial Statements

Financial Information

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2010	December 31,
	(Unaudited)	2009
ASSETS

Current assets
Cash	$58,322	$2,713
Accounts receivable, net of $30,000 and $31,000 allowance
for doubtful accounts, respectively	13,770	9,704
Accounts receivable - related parties	46,478	14,419
Inventory	549,642	488,694
Income tax refunds receivable	112,445	121,802
Prepaid expenses and other current assets	37,659	67,078
Deferred tax asset, net - current	171	219
Total current assets	818,487	704,629

Property, plant and equipment, net	1,159,003	1,165,940

Deferred tax asset, net - non-current	111,076	42,685
Other assets	2,895	6,968

Total assets	$2,091,461	$1,920,222

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$524,161	$391,767
Customer deposits	84,620	11,365
Royalties payable - related parties	60,450	49,611
Other liabilities	102,286	2,921
Other liabilities and accrued interest - related parties	23,128	18,570
Notes payable - current portion	248,077	247,424
Notes payable - related parties - current portion	155,453	137,408
Total current liabilities	1,198,175	859,066

Long-term liabilities
Notes payable - long-term portion	822,378	834,966
Notes payable - related parties - long-term portion	196,167	219,319

Total liabilities	2,216,720	1,913,351

Commitments and contingencies

Stockholders' deficit
Common stock; $0.001 par value; 250,000,000 shares authorized;
1,837,678 and 1,785,538 shares issued and outstanding, respectively	1,837	1,785
Common stock payable; $0.001 par value;
550,000 and 502,140 shares, respectively	550	502
Prepaid equity based compensation	(120,768)	(43,542)
Additional paid-in capital	1,463,483	1,358,333
Accumulated deficit	(1,470,361)	(1,310,207)
Total stockholders' deficit	(125,259)	6,871

Total liabilities and stockholders' deficit	$2,091,461	$1,920,222

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009

Net revenues
Net revenues	$318,916	$399,308
Net revenues - related parties	145,267	111,996
Total net revenues	464,183	511,304

Cost of net revenues
Cost of net revenues	378,887	402,646
Royalties expense - related parties	12,840	20,263
Total cost of net revenues	391,727	422,909

Gross profit	72,456	88,395

Operating expenses
Selling, general and administrative	258,163	227,600
Research and development costs	15,560	10,079
Total operating expenses	273,723	237,679

Loss from operations	(201,267)	(149,284)

Other (income) expense, net
Other expense, net	1,133	60,781
Interest expense	20,342	19,955
Interest expense - related parties	5,755	7,102
Total other expense, net	27,230	87,838

Net loss before provision for income taxes	(228,497)	(237,122)

Provision for income tax benefit	(68,343)	(67,528)

Net loss	$(160,154)	$(169,594)

Basic loss per common share	$(0.09)	$(0.09)
Diluted loss per common share	$(0.09)	$(0.09)

Basic weighted average common
shares outstanding	1,803,497	1,785,538
Diluted weighted average common
shares outstanding	1,803,497	1,785,538

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Prepaid	Additional		Total
	Common stock		Common stock payable		Equity based	paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	compensation	capital	deficit	equity (deficit)

Balance, December 31, 2009	1,785,538	$1,785	502,140	$502	$(43,542)	$1,358,333	$(1,310,207)	$6,871

Issuance of stock	52,140	52	(52,140)	(52)	--	--	--	--

Prepaid equity based compensation
for consulting services	--	--	100,000	100	(99,000)	98,900	--	--

Legal expense recognized for stock
warrants	--	--	--	--	--	6,250	--	6,250

Current period amortization of
prepaid equity based compensation	--	--	--	--	21,774		--	21,774

Net loss	--	--	--	--	--	--	(160,154)	(160,154)

Balance, March 31, 2010 (Unaudited)	1,837,678	$1,837	550,000	$550	$(120,768)	$1,463,483	$(1,470,361)	$(125,259)

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(160,154)	$(169,594)
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities:
Depreciation	8,567	9,034
Amortization	--	180
Change in deferred tax asset, net	(68,343)	(65,117)
Change in deferred tax liability, net	--	(2,411)
Stock based compensation	6,250	63,000
Amortization of prepaid equity based compensation expense	21,774	--
Changes in operating assets and liabilities:
Change in accounts receivable, net	(4,066)	6,733
Change in accounts receivable - related parties	(32,059)	15,565
Change in inventory	(60,948)	89,467
Change in prepaid expenses and other current assets	29,419	(1,419)
Change in costs and estimated earnings in excess of billings
on uncompleted contract	--	287,861
Change in other assets	4,073	--
Change in accounts payable and accrued liabilities	132,394	33,596
Change in customer deposits	73,255	(154,354)
Change in income tax refunds receivable	9,357	--
Change in income taxes payable	--	(20,000)
Change in other liabilities	(635)	86
Change in other liabilities and accrued interest - related parties	4,558	(3,187)
Change in royalties payable - related parties	10,839	(11,189)
Net cash (used in) provided by operating activities	(25,719)	78,251

Cash flows from investing activities:
Purchase of fixed assets	(1,630)	(3,600)
Net cash used in investing activities	(1,630)	(3,600)

Cash flows from financing activities:
Proceeds from borrowing on loan payable	100,000	--
Principal payments on notes payable	(11,935)	(30,978)
Principal payments on notes payable - related parties	(5,107)	(19,188)
Net cash provided by (used in) financing activities	82,958	(50,166)

Net change in cash	55,609	24,485

Cash, beginning of period	2,713	3,532

Cash, end of period	$58,322	$28,017

Supplemental disclosures of cash flow information:
Cash paid for interest	$20,510	$26,930

Cash paid for income taxes	$--	$20,000

Supplemental disclosures of non-cash investing activities
and future operating activities:
Amortization of prepaid equity based compensation	$21,774	$--

Equity based compensation for warrants granted
effective December 31, 2009	$6,250	$--

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

Reclassifications – Certain reclassifications have been made to the 2009 financial statement amounts to conform to the 2010 financial statement presentation.

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

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which occur.  Advertising and trade show expense incurred for the three months ended March 31, 2010 and 2009, was $6,041 and $1,289, respectively.

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

For the three months ended March 31, 2010, the Company amortized prepaid stock based compensation associated with stock options granted October 1 and December 1, 2009.  See Note 10. EQUITY INCENTIVE PLAN for further discussion.  For the three months ended March 31, 2010, the Company recorded stock based compensation associated with warrants granted on December 31, 2009.  See Note 12. STOCK WARRANTS ISSUED FOR LEGAL SERVICES for further discussion. The Company granted stock options for the three months ended March 31, 2009 associated with the purchase of intellectual property for the Company’s Chief Executive Officer.  See Note 6. RELATED PARTY TRANSACTIONS, Patent Purchase Agreements, for further discussion.

Fair value of financial instruments – The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature.

Earnings per common share – Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities.  Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period.  Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive.  All common stock equivalent shares were excluded in the computation for the three months ended March 31, 2010 and 2009 since their effect was antidilutive.

New accounting pronouncements – In June 2009, FASB established the Accounting Standards Codification (“ASC”) as the single source of authoritative US GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic.  The ASC did not change current US GAAP, but was intended to simplify user access to all authoritative US GAAP by providing all the relevant literature related to a particular topic in one place.  All previously existing accounting standards were superseded and all other accounting literature not included in the ASC is considered non-authoritative.  New accounting standards issued since June 30, 2009 are communicated by the FASB through Accounting Standards Updates (“ASU”).  The ASC was effective during the period ended September 30, 2009.  Adoption of the ASU did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements.  This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New accounting pronouncements (continued) – In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements.  Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated.  This ASU is effective upon the issuance of this ASU.  The adoption of this ASU did not have a material impact on our consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-11 which clarifies the transfer of credit risk that is only in the form of subordination of one financial instrument to another is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting.  This ASU will be effective for the first fiscal quarter beginning after June 15, 2010, with early adoption permitted.  The Company does not expect adoption of this ASU to have a material financial impact.

In April 2010, the FASB issued ASU No. 2010-13 which will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted. The Company does not expect adoption of this ASU to have a material financial impact.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2.    INVENTORY

Inventory consists of the following as of:

	March 31, 2010	December 31, 2009

Raw materials	$354,982	$303,230
Work in process	--	--
Finished goods	194,660	185,464
	$549,642	$488,694

3.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets totaling $37,659 at March 31, 2010, consists of $13,660 of prepaid inventory, $22,295 of prepaid insurance, $825 of prepaid software maintenance, $785 sales tax refund due, and $94 of other prepaid expenses and current assets.

Prepaid expenses and other current assets totaling $67,078 at December 31, 2009, consists of $48,645 of prepayments for inventory, $14,116 of prepaid insurance, $1,651 of prepaid software maintenance, $2,248 sales tax refund due, and $418 other prepaid and expenses and current assets.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of:

	March 31, 2010	December 31, 2009

Building, leasehold improvements, and land	$1,224,963	$1,224,963
Furniture, fixtures, vehicles and equipment	117,240	115,610
	1,342,203	1,340,573
Less: accumulated depreciation and amortization	183,200	174,633
	$1,159,003	$1,165,940

5.	CUSTOMER CREDIT CONCENTRATIONS

The Company sells to three entities owned by the brother of Robert Carmichael, the Company’s Chief Executive officer as further discussed in Note 6 – RELATED PARTIES TRANSACTIONS.  Combined sales to these entities for the three months ended March 31, 2010 and 2009 represented 31.18% and 18.01%, respectively, of total net revenues.  For the three months ended March 31, 2010, sales to one unrelated customer represented 12.83% of total net revenues.  For the three months ended March 31, 2009, sales to two unrelated customer represented 17.07% of total net revenues.  Sales to no other customers represented greater than 10% of net revenues for the three months ended March 31, 2010 and 2009.

6.	RELATED PARTIES TRANSACTIONS

Notes payable – related parties

Notes payable – related parties consists of the following as of March 31, 2010:

Promissory note payable to the Chief Executive Officer of the Company, unsecured, bearing interest at 7.5% per annum, due in monthly principal and interest payments of $7,050, maturing on August 1, 2013.	$307,412

Promissory note payable due an entity in which the Company’s Chief Executive Officer has a financial interest, GKR Associates, LLC., secured by third mortgage on real property, having a carrying value of $1,141,567 at March 31, 2010, bearing 6.99% interest per annum, due in monthly principal and interest payments of $1,980, maturing on February 22, 2012.	44,208

351,620

Less amounts due within one year	155,453

Long-term portion of notes payable – related parties	$196,167

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	RELATED PARTY TRANSACTIONS (continued)

Notes payable – related parties (continued)

As of March 31, 2010, principal payments on the notes payable – related parties are as follows:

2010	$132,301
2011	95,218
2012	82,152
2013	41,949
2014	--
Thereafter	--

$351,620

As of March 31, 2010, the Company was approximately eleven months in arrears on payments due under the Note payable to the Chief Executive Officer.  No default notice has been received and the Company plans to make payments as able.  See Other liabilities and accrued interest– related parties within this Note for the related accrued interest also in arrears.

On February 12, 2010, as part of the requirements for conversion of its non-related party, revolving line of credit to a term loan, the Company converted GKR Associates, LLC’s second mortgage to a third mortgage.  See Note 9. NOTES PAYABLE for further discussion.

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

Net revenues and accounts receivable – related parties – The Company sells products to three entities, Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer.  Terms of sale are no more favorable than those extended to any of the Company’s other customers.  Combined net revenues from these entities for three months ended March 31, 2010 and 2009, was $145,267 and $111,996, respectively.  Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at March 31, 2010, was $33,450, $7,250, and $5,778.  respectively.  Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2009, was $10,459, $3,078, and $882 respectively.

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

Total royalty expense for the above agreements for the three months ended March 31, 2010 and 2009, was $12,840 and $20,263, respectively.  As of December 31, 2009, the Company was approximately fourteen months in arrears on royalty payments due. No default notice has been received and the Company plans to make payments as able.

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

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	RELATED PARTY TRANSACTIONS (continued)

Other liabilities and accrued interest– related parties

Other liabilities and accrued interest– related parties consists of the following at:

	March 31, 2010	December 31, 2009

Accrued interest on Notes payable – related parties	$23,128	$18,205

Accounts payable – 940 Associates, Inc.	--	365

Other liabilities – related parties	$23,128	$18,570

As of March 31, 2010, the Company was approximately eleven months in arrears on accrued interest due under the Note payable to the Chief Executive Officer.  No default notice has been received and the Company plans to make payments as able.

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $524,161 at March 31, 2010 consists of $350,635 accounts payable trade, $60,574 balance of legal expenses that were a Company expense prior to the reverse merger with Trebor Industries, Inc., $80,746 of accrued payroll and related fringe benefits, $30,000 of accrued real estate taxes, and $2,206 of accrued interest.

Accounts payable and accrued liabilities of $391,767 at December 31, 2009 consists of $232,065 accounts payable trade, $60,574 balance of legal expenses that was a Company expense prior to the reverse merger with Trebor Industries, Inc., $69,981 of accrued payroll and related fringe benefits, $24,000 accrued real estate taxes, $1,542 of accrued interest, and $3,605 of other accrued liabilities.

8.    OTHER LIABILITIES

Other liabilities of $102,286 at March 31, 2010 consists of a $100,000 loan from a consultant of the Company and $2,286 of on-line training liability. The Company is in the process of finalizing an agreement with the consultant to convert the $100,000 debt into restricted common stock during the second quarter of 2010. In addition, a consulting agreement was entered into during the first quarter of 2010 with this same consultant.  See Note 13. STOCK ISSUED FOR CONSULTING SERVICES for further discussion of this matter.

Other liabilities of $2,921 at December 31, 2009, consists of on-line training liability.

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

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    OTHER LIABILITIES (continued)

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

9.	NOTES PAYABLE

Notes payable consists of the following as of March 31, 2010:

Term loan secured by a second mortgage on the real property of the Company with a carrying value of $1,141,567 at March 31, 2010, interest rate at 6.50% per annum, due in monthly principal and interest payments of $1,200 with a balloon payment due February 12, 2011.	$199,810

Promissory note payable secured by a first mortgage on the real property of the Company having a carrying value of $1,141,567 at March 31, 2010, interest at 6.99% per annum, due in monthly principal and interest payments of $9,038, maturing on January 22, 2022.	870,645

1,070,455

Less amounts due within one year	248,077

Long-term portion of notes payable	$822,378

As of March 31, 2010, principal payments on the notes payable are as follows:

2010	$36,577
2011	249,818
2012	54,475
2013	58,623
2014	62,915
Thereafter	608,047

$1,070,455

The Company converted its revolving line of credit that matured on December 2, 2009 into the above Term loan that matures on February 12, 2011.  As part of the conversion, the Company granted the bank a second mortgage on the underlying security.  Accordingly, the Company converted GKR Associates, LLC’s, second mortgage to a third mortgage.

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

Effective October 1, 2009 and December 1, 2009 the Company granted 75,000 and 115,000 incentive stock options, respectively, to certain consultants under the Plan.  The fair value of the options was determined to be $47,500 using the Black-Scholes Model.  The options that have a term of one year were issued in conjunction with consulting agreements for certain business and financial advisory services.  The stock options are in lieu of payment for these services and as such the Company will recognize operating expense over the term of the agreements.  Accordingly, the Company recognized $11,874 operating expense for these options in the three months ended March 31, 2010.  Prepaid equity based compensation is reflected as a component of shareholders’ deficit for the related consulting services as yet to be provided at the end of each period.

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

Pursuant to an agreement dated February 9, 2010, the Company granted 52,140 shares of restricted common stock to an outside attorney for legal and advisory services valued at $13,035 provided through December 31, 2009.   The effective date of the agreement is stated as December 31, 2009.  Accordingly, the stock granted was valued at the fair market price on the date of the agreement, or $51,519.  Accordingly, as of December 31, 2010, $13,035 was recognized as legal expense, and $38,584 was recognized as a loss on the transaction.

12.	STOCK WARRANTS ISSUED FOR LEGAL SERVICE

Effective December 30, 2009, the Company issued to an outside attorney warrants to purchase 100,000 shares of restricted common stock for certain legal and advisory services to be performed in 2010, as evidenced by a signed proposal.  The warrants are exercisable at fair market value as of the date of grant, and will vest in two tranches of 50,000 each, on June 30, 2010 and December 31, 2010, respectively.  In addition, the agreement provides for a cashless exercise of the tranches.  The fair value of the warrants was determined to be $25,000 using the Black-Scholes Model.  The stock warrants are in lieu of payment for these services and as such the Company will recognize operating expense over the term of the agreement.  Accordingly, the Company recognized $6,250 as operating expense for the three months ended March 31, 2010.

13.	STOCK ISSUED FOR CONSULTING SERVICES

On March 9, 2010, the Company granted 100,000 shares of restricted common stock pursuant to a consulting agreement for assistance in the planning, design, direction, supervision and implementation of Company's web design, marketing and advertising and in such other matters and areas as may be mutually approved by Consultant and Company.  The Company recorded the transaction at the fair market value of the stock on the effective date of the transaction, $.99 per share.  The Company will amortize the operating expense over the term of the agreement.  Accordingly, the Company recognized $9,900 as operating expense for the three months ended March 31, 2010.  The agreement expires on December 31, 2010.  This same consultant loaned the Company $100,000 during the first quarter of 2010.  See Note 8. OTHER LIABILITIES for discussion of terms surrounding the $100,000 debt.  Prepaid equity based compensation is reflected as a component of shareholders’ deficit for the related consulting services as yet to be provided at the end of the period.

14.	OFFERING AGREEMENT AND INDEPENDENT CONSULTANT AND ADVISORY AGREEMENT

Effective December 31, 2009, the Company signed an independent consulting and an advisory agreement with a registered broker dealer.  Effective as of the end of the first quarter of 2010, these agreements were terminated without liability or associated cost to the Company.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	INCOME TAXES

The components of the provision for income tax benefit are as follows for the three months ended:

	March 31, 2010	March 31, 2009
Current taxes
Federal	$--	$--
State	--	--
Current taxes	--	--
Change in deferred taxes	(119,826)	(77,991)
Change in valuation allowance	51,483	10,463

Provision for income tax (benefit) expense	$(68,343)	$(67,528)

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at March 31, 2010:

Deferred tax assets:
Stock options and warrants	$39,689
Allowance for doubtful accounts	10,200
Depreciation and amortization timing differences	11,817
Net operating loss carryforward	172,775
On-line training certificate reserve	342
Total deferred tax assets	234,823
Valuation allowance	(123,576)

Deferred tax assets net of valuation allowance	111,247

Less deferred tax assets – non-current, net of valuation allowance	111,076

Deferred tax assets – current, net of valuation allowance	$171

The effective tax rate used for calculation of the deferred taxes as of March 31, 2010 was 34%.  The Company has established a valuation against deferred tax assets of $119,259 due to the uncertainty regarding realization, comprised primarily of a 75% reserve against the deferred tax assets attributable to the stock options and warrants, a 100% reserve against the allowance for doubtful accounts, and a 50% reserve against the net operating carryforward.

At March 31, 2010, the Company had income tax refunds receivable of $112,445 comprised of tax refund due from the federal government. The federal income tax refund receivable is attributable to net operating loss carryback from 2009 to recuperate taxes paid in 2008.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	INCOME TAXES (continued)

The significant differences between the statutory tax rate and the effective tax rates for the Company for the three months ended are as follows:

	March 31, 2010	March 31, 2009
Statutory tax rate benefit	--%	--%
Increase (decrease) in rates resulting from:
Net operating loss carryforward or carryback	(44)%	(25)%
Equity based compensation and loss	(3)%	(9)%
Book/tax depreciation and amortization differences	(6)%	--
Change in valuation allowance	23%	4%
Other	--%	2%
Effective tax rate benefit	(30)%	(28)%

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2009:

Deferred tax assets:
Stock options	$33,527
Allowance for doubtful accounts	10,540
Net operating loss carryforward	72,382
On-line training certificate reserve	438
Total deferred tax assets	116,887
Valuation allowance	(72,095)

Deferred tax assets net of valuation allowance	44,792

Less deferred tax assets – non-current, net of valuation allowance	44,573

Deferred tax assets – current, net of valuation allowance	$219

Deferred tax liability
Depreciation and amortization timing differences	$1,888

Less deferred tax liability – non-current	1,888

Deferred tax liability – current	$--

The effective tax rate used for calculation of the deferred taxes as of December 31, 2009 was 34%.  The Company has established a valuation allowance against deferred tax assets of $72,095 due to the uncertainty regarding realization, comprised primarily of a 75% reserve against the deferred tax assets attributable to the stock options, a 100% reserve against the allowance for doubtful accounts, and a 50% reserve against part of the net operating loss that must be carried forward.

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

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	SUBSEQUENT EVENTS

In March 2010, the CRC, an entity defined in Note 6. RELATED PARTY TRANSACTIONS, assigned a patent to the Company for a nominal fee. The assignment anticipated purchase of additional patents form the CRC pursuant to an agreement to be finalized in the second quarter of 2010. The Company anticipates terms of the agreement will be similar to those of its most recent intellectual property purchases.

On April 19, 2010, the Company granted 100,000 shares of restricted common stock to an individual pursuant to a consulting agreement for assistance in the planning, design, direction, supervision and implementation of Company's web design, marketing and advertising and in such other matters and areas as may be mutually approved by Consultant and Company.  The term of the agreement expires on December 31, 2010.

On April 19, 2010, the Company granted 100,000 shares of restricted common stock to another individual pursuant to consulting agreement for assistance in the planning, design, direction, supervision and implementation of Company's web design, marketing and advertising and in such other matters and areas as may be mutually approved by Consultant and Company.  The term of the agreement expires on December 31, 2010.

On April 16, 2010, the Company granted 100,000 shares of restricted common stock to an individual pursuant to a consulting agreement for assistance in the planning, design, direction, supervision and implementation of Company's web design, marketing and advertising and in such other matters and areas as may be mutually approved by Consultant and Company.  The term of the agreement expires on December 31, 2010.

On April 16, 2010, the Company granted 50,000 shares of restricted common stock to another individual pursuant to a consulting agreement for assistance in the planning, design, direction, supervision and implementation of Company's “new”: business development, overall sales programs, marketing and training and in such other matters and areas as may be mutually approved by Consultant and Company.  The term of the agreement expires on April 15, 2011.

On April 26, 2010, the Company granted 25,000 shares of restricted common stock to a company for $200 pursuant to a consulting agreement for management consulting, business advisory, shareholder information and public relations advisory services.  Such services include, but are not limited to, assisting the Company in its efforts to enhance its visibility in the financial community.  The term of the agreement expires on July 25, 2010, and may be renewed upon mutual written consent of the Parties.

On April 28, 2010, Melissa Metz, individually and as personal representative of the Estate of Lester M. Metz, deceased (the “Plaintiff”), filed a wrongful death complaint against Trebor Industries, Inc. and the Company in United States District Court for the Eastern District of Pennsylvania. The lawsuit alleges that the deceased suffered fatal injuries while using a Brownie’s product while performing maintenance in a residential swimming pool. The lawsuit further alleges that the Brownie’s product caused the deceased to be electrocuted, thus contributing to the cause of his death. Plaintiff seeks recovery of unspecified amounts to exceed $75,000 from the Company and Trebor.  We intend to vigorously defend the lawsuit, and although the ultimate outcome of the lawsuit cannot be determined at this time, based on our present knowledge of the facts, believe the lawsuit is without merit. The Company's legal costs of defending against the civil action will be funded by the Company's insurance policies. Management believes coverage is adequate to provide for such lawsuit.  In the event we were found to be responsible or liable, such costs could be material to the Company.

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

Overview

Brownie’s Marine Group, Inc., a Nevada corporation (referred to herein as “BWMG”,”the Company” or “Brownie’s”), does business through its wholly owned subsidiary, Trebor Industries, Inc., d/b/a Brownie’s Third Lung, a Florida corporation.  The Company designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and Nitrox Generation Systems, and scuba and water safety products.  BWMG sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility in Fort Lauderdale, Florida. The Company’s common stock is quoted on the OTCBB under the symbol “BWMG”. The Company’s website is www.Browniesmarinegroup.com.

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

Results of Operations for the Three Months Ended March 31, 2010, As Compared To the Three Months Ended March 31, 2009

Net revenues.  For the three months ended March 31, 2010, we had net revenues of $464,183 as compared to net revenues of $511,304, for the three months ended March 31, 2009, a decrease of $47,121, or 9.22%.  The net decrease is primarily attributable to a decrease in tankfill system sales of approximately $101,000, partially offset by an increase in hookah system and related sales of approximately $56,000.  While the Company is encouraged by the increase in hookah systems sales over the same period in 2009, the Company believes the depressed state of the economy continues to negatively impact overall sales.  The Company’s products are largely non-essential, disposable income type items, and therefore are more likely to be sacrificed by consumers in preference for essential goods during depressed economic conditions.

Cost of net revenues.  For the three months ended March 31, 2010, we had cost of net revenues of $391,727 as compared with cost of net revenues of $422,909 for the three months ended March 31, 2009, a decrease of $31,182, or 7.37%.  Cost of net revenues decreased primarily as a result of a decrease in net revenues for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009.  As a percentage of net revenues, cost of net revenues remained fairly consistent for the first quarter of 2010, compared to the first quarter of 2009, 84.39% and 82.71%. respectively, or a change of 1.68%.

Gross profit.  For the three months ended March 31, 2010, we had a gross profit of $72,456 as compared to gross profit of $88,395 for the three months ended March 31, 2009, a decrease of $15,939, or 18.03%.  This decrease is primarily attributable to the decrease in net revenues for the three months ended March 31, 2010, as compared to the same period in 2009.

Operating expenses.  For the three months ended March 31, 2010, we had total operating expenses of $273,723 as compared to total operating expenses of $237,679 for the three months ended March 31, 2009, an increase of $36,044, or 15.16%.  The $36,044 increase is due to an increase in selling and administrative costs of $30,563, and an increase in research and development expenses of $5,481 for the three months ended March 31, 2010, as compared to the same period in 2009.  The increase in research and development was primarily for allocation of salaries for additional time spent on research and development activities during the period.  The net increase in sales and administrative costs for the quarter ended March 31, 2010, as compared to the same period in 2009, is a net of an increase in accounting expense of approximately $14,000, an increase in other professional fees of approximately $22,100, and numerous individually insignificant increases and decreases in other operating expenses.  The increase in accounting expense is primarily a result of a restructure in the payment terms of the external auditor’s engagement.  Previously, the Company paid an agreed upon monthly fee to the outside auditors for services, resulting in fees being amortized throughout the year in which the services were provided rather than for which period the services were for.  Variance in amount under the engagement letter from year to year has not been significantly different making treatment in this manner acceptable under generally accepted accounting principles.  However, in 2010, the Company will no longer pay an agreed upon monthly amount, but rather pay for services in the period occurred or shortly thereafter.  As a result, in the first quarter of 2010, the Company expensed and paid for the 2009 audit and first quarter review resulting in the increase for the period.  The increase in other professional fees expense is primarily due to non-cash expense associated with stock options and stock issued to consultants in the fourth quarter of 2009 and the first quarter of 2010 as discussed in the Company’s notes to the consolidated financial statements for the first quarter of 2010.

Other expense, net.  For the three months ended March 31, 2010, we had other expense, net of $27,230 as compared to other expense, net of $87,838 for the three months ended March 31, 2009, a decrease of $60,608, or 69.00%.  This account is comprised of other (income) expense, net (“other expense”), and interest expense.  Interest expense for the period decreased $960 and other expense decreased $59,648.  Other expense is comprised of transactions that are generally of a non recurring nature.  The decrease in other expense was primarily a result of $63,000 loss on purchase of patents in the first quarter of 2009, for which there was no comparable transaction in the first quarter of 2010.

Provision for income tax benefit.  For the three months ended March 31, 2010, we had a provision for income tax benefit of $68,343, as compared to $67,528 for the three months ended March 31, 2009, an increase in provision for income tax benefit of $815, or 1.21%.

Net loss.  For the three months ended March 31, 2010, we had net loss of $160,154 as compared to net loss of $169,594 for the three months ended March 31, 2009, a decrease of $9,440, or 5.57%.

Liquidity and Capital Resources

As of March 31, 2010, the Company had cash and current assets of $818,487 and current liabilities of $1,198,175, or a current ratio of .68.  As of December 31, 2009, the Company had cash and current assets of $704,629 and current liabilities of $859,066, or a current ratio of .82.

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

The Company anticipates that cash generated from operations should be sufficient to satisfy the Company’s contemplated requirements for its current operations for at least the next twelve months.  The Company does not anticipate any significant purchases of equipment during fiscal year 2010. The number and level of employees at March 31, 2010 is deemed adequate to maintain the Company's operations for at least the next 12 months.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On April 28, 2010, Melissa Metz, individually and as personal representative of the Estate of Lester M. Metz, deceased (the “Plaintiff”), filed a wrongful death complaint against Trebor Industries, Inc. and the Company in United States District Court for the Eastern District of Pennsylvania. The lawsuit alleges that the deceased suffered fatal injuries while using a Brownie’s product while performing maintenance in a residential swimming pool. The lawsuit further alleges that the Brownie’s product caused the deceased to be electrocuted, thus contributing to the cause of his death. Plaintiff seeks recovery of unspecified amounts to exceed $75,000 from the Company and Trebor.  We intend to vigorously defend the lawsuit, and although the ultimate outcome of the lawsuit cannot be determined at this time, based on our present knowledge of the facts, believe the lawsuit is completely without merit. The Company's legal costs of defending against the civil action will be funded by the Company's insurance policies. Management believes coverage is adequate to provide for such lawsuit.  In the event we were found to be responsible or liable, such costs could be material to the Company.

Item 1a. Risk Factors

Not Applicable to Smaller Reporting Company.

Item 2.  Unregistered sales of equity securities and Use of Proceeds

During the quarter ended March 31, 2010 and in April 2010, the Company sold securities without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(2) as described below.  The securities were issued with a legend restricting their transferability absent registration of applicable exemption.

On March 9, 2010, the Company granted 100,000 shares of restricted common stock pursuant to a consulting agreement for assistance in the planning, design, direction, supervision and implementation of Company's web design, marketing and advertising and in such other matters and areas as may be mutually approved by Consultant and Company.

On April 19, 2010, the Company granted 100,000 shares of restricted common stock to an individual pursuant to a consulting agreement for assistance in the planning, design, direction, supervision and implementation of Company's web design, marketing and advertising and in such other matters and areas as may be mutually approved by Consultant and Company.  The term of the agreement expires on December 31, 2010.

On April 19, 2010, the Company granted 100,000 shares of restricted common stock to another individual pursuant to consulting agreement for assistance in the planning, design, direction, supervision and implementation of Company's web design, marketing and advertising and in such other matters and areas as may be mutually approved by Consultant and Company.  The term of the agreement expires on December 31, 2010.

On April 16, 2010, the Company granted 100,000 shares of restricted common stock to an individual pursuant to a consulting agreement for assistance in the planning, design, direction, supervision and implementation of Company's web design, marketing and advertising and in such other matters and areas as may be mutually approved by Consultant and Company.  The term of the agreement expires on December 31, 2010.

On April 16, 2010, the Company granted 50,000 shares of restricted common stock to another individual pursuant to a consulting agreement for assistance in the planning, design, direction, supervision and implementation of Company's new business development strategy, overall sales programs, marketing and training and in such other matters and areas as may be mutually approved by Consultant and Company.  The term of the agreement expires on April 15, 2011.

On April 26, 2010, the Company granted 25,000 shares of restricted common stock to a consulting company for $200 pursuant to a consulting agreement for management consulting, business advisory, shareholder information and public relations advisory services.  Such services include, but are not limited to, assisting the Company in its efforts to enhance its visibility in the financial community.  The term of the agreement expires on July 25, 2010, and may be renewed upon mutual written consent of the Parties.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description	Location
2.2	Merger Agreement, dated June 18, 2002 by and among United Companies Corporation, Merger Co., Inc. and Avid Sportswear & Golf Corp.	Incorporated by reference to Exhibit 2.02 Amendment No. 1 to Form S-4 filed June 24, 2002.

2.3	Articles of Merger of Avid Sportswear & Golf Corp. with and into Merger Co., Inc.	Incorporated by reference to Exhibit 2.03 Amendment No. 1 to Form S-4 filed June 24, 2002.

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of 10-Q for the quarter ended September 30, 2009 filed on November 13, 2009.

3.2	Articles of Amendment	Incorporated by reference to the appendix to the Company's Definitive Information Statement on Schedule 14C filed July 31, 2007.

3.2	Bylaws	Incorporated by reference to Exhibit 3.04 to the Registration Statement on Form 10-SB.

5.1	2007 Stock Option Plan	Incorporated by reference to the appendix to the Company's Definitive Information Statement on Schedule 14C filed July 31, 2007.

10.1	Share Exchange Agreement, dated March 23, 2004 by and among the Company, Trebor Industries, Inc. and Robert Carmichael	Incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K filed April 9, 2004

10.2	Non-Exclusive License Agreement – BC Keel Trademark	Incorporated by reference to Exhibit 10.18 to Form 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.3	Exclusive License Agreement - Brownie's Third Lung, Brownie's Public Safety, Tankfill, and Related Trademarks and Copyrights	Incorporated by reference to Exhibit 10.20 to Form 10QSB for the quarter ended March 31, 2005 filed August 15, 2005.

10.4	Non-Exclusive License Agreement - Garment Integrated or Garment Attachable Flotation Aid and/or PFD	Incorporated by reference to Exhibit 10.22 to Form 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.5	Non-Exclusive License Agreement - SHERPA Trademark and Inflatable Flotation Aid/Signal Device Technology	Incorporated by reference to Exhibit 10.24 to Form 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.6	Non-Exclusive License Agreement - Tank- Mounted Weight, BC or PFD-Mounted Trim Weight or Trim Weight Holding System	Incorporated by reference to Exhibit 10.25 to Form 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.7	Exclusive License Agreement – Brownie’s Third Lung and Related Trademarks and Copyright	Incorporated by reference to Exhibit 10.26 to Form 10KSB for the year ended December 31, 2006 filed April 4, 2007.

10.8	Agreement for Purchase and Sale of Property Between Trebor Industries, Inc. and GKR Associates, Inc. dated February 21, 2007	Incorporated by reference to Exhibit 10.28 to Form 10KSB for the year ended December 31, 2006 filed April 4, 2007.

Exhibit No.	Description	Location
10.9	First Mortgage dated February 22, 2007 between Trebor Industries, Inc. and Colonial Bank	Incorporated by reference to Exhibit 10.29 to Form 10KSB for the year ended year ended December 31, 2006 filed April 4, 2007.

10.10	Note dated February 22, 2007 payable to GKR Associates, Inc.	Incorporated by reference to Exhibit 10.30 to Form 10KSB for the year ended year ended December 31, 2006 filed April 4, 2007.

10.11	Second Mortgage dated February 22, 2007 between Trebor Industries, Inc. and GKR Associates, LLC.	Incorporated by reference to Exhibit 10.31 to Form 10KSB for the year ended year ended December 31, 2006 filed April 4, 2007.

10.12	Promissory Note dated January 1, 2007 payable to Robert M. Carmichael.	Incorporated by reference to Exhibit 10.32 to Form 10KSB for the year ended year ended December 31, 2006 filed April 4, 2007.

10.13	Asset Purchase Agreement between Trebor Industries, Inc. and Robert Carmichael.	Incorporated by reference to Form 8K filed on August 1, 2008.

10.14	Asset Purchase Agreement between Trebor Industries, Inc. and Robert Carmichael.	Incorporated by reference to Form 8K filed on March 5, 2009.

10.15	Asset Purchase Agreement between Trebor Industries, Inc. and Robert Carmichael.	Incorporated by reference to Form 8K filed on January 19, 2010.
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith.

32.1	Certification Pursuant to Section 1350	Provided herewith.

32.2	Certification Pursuant to Section 1350	Provided herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 17, 2010	Brownie’s Marine Group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer