Form 10-Q
period 2010-06-30
Brownie's Marine Group, Inc
filed 2010-08-16
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q
(mark one)

☑           Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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
Yes  ☐    No  ☒

There were 2,667,636 shares of common stock outstanding as of August 1, 2010.

PART I

Item 1. Financial Statements

Financial Information

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,
	2010	December 31,
	(Unaudited)	2009
ASSETS

Current assets
Cash	$34,160	$2,713
Accounts receivable, net of $32,000 and $31,000 allowance for doubtful accounts, respectively	51,004	9,704
Accounts receivable - related parties	53,839	14,419
Inventory	482,061	488,694
Income tax refunds receivable	—	121,802
Prepaid expenses and other current assets	31,656	67,078
Deferred tax asset, net - current	171	219
Total current assets	652,891	704,629

Property, plant and equipment, net	1,155,536	1,165,940

Deferred tax asset, net - non-current	138,349	42,685
Other assets	2,895	6,968

Total assets	$1,949,671	$1,920,222

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable and accrued liabilities	$473,880	$391,767
Customer deposits	18,266	11,365
Royalties payable - related parties	69,573	49,611
Other liabilities	182,285	2,921
Other liabilities and accrued interest - related parties	27,454	18,570
Notes payable - current portion	248,662	247,424
Notes payable - related parties - current portion	158,391	137,408
Total current liabilities	1,178,511	859,066

Long-term liabilities
Notes payable - long-term portion	809,884	834,966
Notes payable - related parties - long-term portion	172,585	219,319

Total liabilities	2,160,980	1,913,351

Commitments and contingencies

Stockholders' (deficit) equity
Preferred stock; $0.001 par value: 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.001 par value; 250,000,000 shares authorized; 2,667,636 and 1,785,538 shares issued and outstanding, respectively	2,667	1,785
Common stock payable; $0.001 par value; 350,000 and 502,140 shares, respectively	350	502
Prepaid equity based compensation	(305,015)	(43,542)
Additional paid-in capital	1,760,790	1,358,333
Accumulated deficit	(1,762,101)	(1,310,207)
Total stockholders' (deficit) equity	(303,309)	6,871

Total liabilities and stockholders' (deficit) equity	$1,857,671	$1,920,222

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net revenues
Net revenues	$445,295	$444,192	$764,211	$804,972
Net revenues - related parties	212,770	125,657	358,037	276,181
Total net revenues	658,065	569,849	1,122,248	1,081,153

Cost of net revenues
Cost of net revenues	474,659	369,486	853,546	772,132
Royalties expense - related parties	18,122	15,140	30,962	35,403
Total cost of net revenues	492,781	384,626	884,508	807,535

Gross profit	165,284	185,223	237,740	273,618

Operating expenses
Selling, general and administrative	351,645	217,842	609,808	445,442
Research and development costs	17,086	17,274	32,646	27,353
Total operating expenses	368,731	235,116	642,454	472,795

Loss from operations	(203,447)	(49,893)	(404,714)	(199,177)

Other (income) expense, net
Other (income) expense, net	(6,031)	757	(4,898)	61,538
Interest expense	18,826	18,183	39,168	38,138
Interest expense - related parties	102,771	6,671	16,526	13,773
Total other expense, net	115,566	25,611	50,796	113,449

Net loss before provision for income taxes	(319,013)	(75,504)	(455,510)	(312,626)

Provision for income tax benefit	(27,273)	(27,214)	(95,616)	(94,742)

Net loss	$(291,740)	$(48,290)	$(359,894)	$(217,884)

Basic loss per common share	$(0.12)	$(0.03)	$(0.17)	$(0.12)
Diluted loss per common share	$(0.12)	$(0.03)	$(0.17)	$(0.12)

Basic weighted average common shares outstanding	2,421,294	1,785,538	2,119,288	1,785,538
Diluted weighted average common shares outstanding	2,421,294	1,785,538	2,119,288	1,785,538

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) /EQUITY

					Prepaid	Additional		Total
	Common stock		Common stock payable		Equity based	paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	compensation	capital	deficit	equity (deficit)

Balance, December 31, 2009	1,785,538	$1,785	502,140	$502	$(43,542)	$1,358,333	$(1,310,207)	$6,871

Issuance of stock payable from prior reporting periods	52,140	52	(52,140)	(52)	—	—	—	—

Stock granted for consulting services	—	—	100,000	100	(99,000)	98,900	—	—

Legal expense recognized for stock warrants	—	—	—	—	—	6,250	—	6,250

Current period amortization of prepaid equity based compensation	—	—	—	—	21,774		—	21,774

Net loss	—	—	—	—	—	—	(160,154)	(160,154)

Balance, March 31, 2010 (Unaudited)	1,837,678	1,837	550,000	550	(120,768)	1,463,483	(1,470,361)	(125,259)

Issuance of stock payable from prior reporting periods	450,000	450	(450,000)	(450)		—	—	—

Stock granted for consulting services	375,000	375	250,000	250	(290,000)	289,575	—	200

Legal expense recognized for stock warrants	—	—	—	—	—	6,250	—	6,250

Stock issued for consulting services during the period	4,958	5	—	—	—	1,482	—	1,487

Current period amortization of prepaid equity based compensation	—	—	—	—	105,753	—	—	105,753

Net loss	—	—	—	—	—	—	(291,740)	(291,740)

Balance, June 30, 2010 (Unaudited)	2,667,636	$2,667	350,000	$350	$(305,015)	$1,760,790	$(1,762,101)	$(303,309)

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(359,894)	$(217,884)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	17,190	17,877
Amortization	—	685
Change in deferred tax asset, net	(95,616)	(90,853)
Change in deferred tax liability, net	—	(2,411)
Stock based compensation	14,187	63,000
Amortization of prepaid equity based compensation expense	127,527	—
Changes in operating assets and liabilities:
Change in accounts receivable, net	(41,300)	(30,938)
Change in accounts receivable - related parties	(39,420)	10,071
Change in inventory	6,633	186,625
Change in prepaid expenses and other current assets	35,422	(124)
Change in costs and estimated earnings in excess of billings on uncompleted contract	—	287,861
Change in other assets	4,073	—
Change in accounts payable and accrued liabilities	82,113	60,272
Change in customer deposits	6,901	(187,540)
Change in income tax refunds receivable	121,802	—
Change in income taxes payable	—	(21,478)
Change in other liabilities	(636)	(4)
Change in other liabilities and accrued interest - related parties	8,884	14,420
Change in royalties payable - related parties	19,962	(5,048)
Net cash (used in) provided by operating activities	(92,172)	84,531

Cash flows from investing activities:
Purchase of fixed assets	(6,786)	(3,600)
Net cash used in investing activities	(6,786)	(3,600)

Cash flows from financing activities:
Proceeds from borrowing on loan payable	180,000	—
Principal payments on notes payable	(23,844)	(21,797)
Principal payments on notes payable - related parties	(25,751)	(24,122)
Net cash provided by (used in) financing activities	130,405	(45,919)

Net change in cash	31,447	35,012

Cash, beginning of period	2,713	3,532

Cash, end of period	$34,160	$38,544

Supplemental disclosures of cash flow information:
Cash paid for interest	$45,758	$44,397

Cash paid for income taxes	$—	$20,000

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Supplemental disclosures of non-cash investing activities and future operating activities:
Stock issued for prepaid equity based compensation	$389,000	$—

Stock options and additional paid-in capital for purchase of issued and pending patents on March 3, 2009	$—	$63,000

See Accompanying Notes to Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which they occur.  Advertising and trade show expense incurred for the three months ended June 30, 2010 and 2009, was $3,760 and $5,160, respectively.  Advertising and trade show expense incurred for the six months ended June 30, 2010 and 2009, was $9,802 and $6,448, respectively.

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

For the three and six months ended June 30, 2010, the Company amortized prepaid stock based compensation associated with stock options granted October 1 and December 1, 2009.  See Note 10. EQUITY INCENTIVE PLAN for further discussion.  For the three and six months ended June 30, 2010, the Company recorded stock based compensation associated with warrants granted on December 31, 2009.  See Note 12. STOCK WARRANTS ISSUED FOR LEGAL SERVICES for further discussion.  For the three and six months ended June 30, 2010, the company granted stock for consulting services.  See Note 13. STOCK ISSUED FOR CONSULTING SERVICES.  The Company granted stock options for the six months ended June 30, 2009 associated with the purchase of intellectual property for the Company’s Chief Executive Officer.  See Note 6. RELATED PARTY TRANSACTIONS, Patent Purchase Agreements, for further discussion.

Fair value of financial instruments – The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature.

Earnings per common share – Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities.  Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period.  Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive.  All common stock equivalent shares were excluded in the computation for the three and six months ended June 30, 2010 and 2009 since their effect was antidilutive.

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

2.	INVENTORY

Inventory consists of the following as of:

	June 30, 2010	December 31, 2009

Raw materials	$325,024	$303,230
Work in process	—	—
Finished goods	157,037	185,464
	$482,061	$488,694

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets totaling $31,656 at June 30, 2010, consists of $20,000 of prepaid inventory, $11,392 of prepaid insurance, and $264 of other prepaid expenses and current assets.

Prepaid expenses and other current assets totaling $67,078 at December 31, 2009, consists of $48,645 of prepayments for inventory, $14,116 of prepaid insurance, $1,651 of prepaid software maintenance, $2,248 sales tax refund due, and $418 other prepaid and expenses and current assets.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of:

	June 30, 2010	December 31, 2009

Building, leasehold improvements, and land	$1,224,963	$1,224,963
Furniture, fixtures, vehicles and equipment	122,396	115,610
	1,347,359	1,340,573
Less: accumulated depreciation and amortization	191,823	174,633
	$1,155,536	$1,165,940

5.	CUSTOMER CREDIT CONCENTRATIONS

The Company sells to three entities owned by the brother of Robert Carmichael, the Company’s Chief Executive officer as further discussed in Note 6 – RELATED PARTIES TRANSACTIONS.  Combined sales to these entities for the three months ended June 30, 2010 and 2009 represented 32.33% and 22.15%, respectively, of total net revenues.  Combined sales to these entities for the six months ended June 30, 2010 and 2009 represented 31.90% and 22.03%, respectively, of total net revenues.  For the three and six months ended June 30, 2009, sales to one unrelated customer represented 12.13% and 41.53%, respectively, of total net revenues.  Sales to no other customers represented greater than 10% of net revenues for the three and six months ended June 30, 2010 and 2009.

6.	RELATED PARTIES TRANSACTIONS

Notes payable – related parties

Notes payable – related parties consists of the following as of June 30, 2010:

Promissory note payable to the Chief Executive Officer of the Company, unsecured, bearing interest at 7.5% per annum, due in monthly principal and interest payments of $7,050, maturing on August 1, 2013.	$291,964

Promissory note payable due an entity in which the Company’s Chief Executive Officer has a financial interest, GKR Associates, LLC., secured by third mortgage on real property, having a carrying value of $1,134,710 at June 30, 2010, bearing 6.99% interest per annum, due in monthly principal and interest payments of $1,980, maturing on February 22, 2012.	39,012

330,976

Less amounts due within one year	158,391

Long-term portion of notes payable – related parties	$172,585

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	RELATED PARTY TRANSACTIONS (continued)

Notes payable – related parties (continued)

As of June 30, 2010, principal payments on the notes payable – related parties are as follows:

2010	$111,657
2011	95,218
2012	82,152
2013	41,949
2014	—
Thereafter	—

$330,976

As of June 30, 2010, the Company was approximately thirteen months in arrears on payments due under the Note payable to the Chief Executive Officer.  No default notice has been received and the Company plans to make payments as able.  See Other liabilities and accrued interest– related parties within this Note for the related accrued interest also in arrears.

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

Net revenues and accounts receivable – related parties – The Company sells products to three entities, Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer.  Terms of sale are no more favorable than those extended to any of the Company’s other customers.  Combined net revenues from these entities for three months ended June 30, 2010 and 2009, was $212,770 and $126,211, respectively.  Combined net revenues from these entities for six months ended June 30, 2010 and 2009, was $358,037 and $238,208, respectively.  Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at June 30, 2010, was $40,415, $4,582, and $8,842, respectively.  Net revenue from 940 Associates, Inc. (hereinaafter referred to as “940AI”), an entity owned by the Company’s Chief Executive Officer, for the six months ended June 30, 2009 was $37,706.  Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2009, was $10,459, $3,078, and $882 respectively.

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

The Company has Non-Exclusive License Agreements with 940AI, an entity owned by the Company’s Chief Executive Officer, to license product patents it owns.  Under the terms of the license agreements effective January 1, 2005, the Company pays 940AI $2.00 per licensed product sold, rates increasing 5% annually.  Also with 940AI, the Company has an Exclusive License Agreement to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement.  Based on this license agreement, the Company pays 940AI 2.5% of gross revenues per quarter.

Total royalty expense for the above agreements for the three months ended June 30, 2010 and 2009, was $18,122 and $15,140, respectively.  Total royalty expense for the above agreements for the six months ended June 30, 2010 and 2009, was $30,962 and $35,403, respectively.  As of June 30, 2010, the Company was approximately fifteen months in arrears on royalty payments due. No default notice has been received and the Company plans to make payments as able.

Patent Purchase Agreements – Effective December 31, 2009, the Company entered into a Patent Purchase Agreement with Robert M. Carmichael, the Chief Executive Officer of the Company.  In exchange for the Intellectual Property (“IP), the Company granted Mr. Carmichael 400,000 shares of common stock.  For financial reporting purposes the Company valued the group of patents at $0 which is the lower of Mr. Carmichael’s historical cost as compared to the fair market value of the stock.  Accordingly, the Company realized a $100,000 loss on the transaction, the fair market value of the stock on the December 31, 2009 grant date less the $0 historical cost.  By acquiring the IP the Company (i) has an opportunity to further develop the IP, (ii) has the ability to incorporate the IP into current and future products, and (iii) has the opportunity to license the IP to third parties.

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

Other liabilities and accrued interest– related parties

Other liabilities and accrued interest– related parties consists of the following at:

	June 30, 2010	December 31, 2009

Accrued interest on Notes payable – related parties	$27,454	$18,205

Accounts payable – 940 Associates, Inc.	—	365

Other liabilities – related parties	$27,454	$18,570

As of June 30, 2010, the Company was approximately thirteen months in arrears on accrued interest due under the Note payable to the Chief Executive Officer.  No default notice has been received and the Company plans to make payments as able.

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $473,880 at June 30, 2010 consists of $307,195 accounts payable trade, $60,574 balance of legal expenses that were a Company expense prior to the reverse merger with Trebor Industries, Inc., $85,432 accrued payroll and related fringe benefits, $12,978 accrued real estate taxes, $2,229  accrued interest, and $5,472 other accrued liabilities.

Accounts payable and accrued liabilities of $391,767 at December 31, 2009 consists of $232,065 accounts payable trade, $60,574 balance of legal expenses that was a Company expense prior to the reverse merger with Trebor Industries, Inc., $69,981 accrued payroll and related fringe benefits, $24,000 accrued real estate taxes, $1,542 accrued interest, and $3,605 other accrued liabilities.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	OTHER LIABILITIES

Other liabilities of $182,285 at June 30, 2010, consists of an $180,000 loan from a consultant of the Company and $2,285 of on-line training liability. The Company is in the process of negotiating an agreement with the consultant to convert the debt to equity.   In addition, a consulting agreement was entered into during the first quarter of 2010 with this same consultant.  See Note 13. STOCK ISSUED FOR CONSULTING SERVICES for further discussion of this matter.

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

9.	NOTES PAYABLE

Notes payable consists of the following as of June 30, 2010:

Term loan secured by a second mortgage on the real property of the Company with a carrying value of $1,134,710 at June 30, 2010, interest rate at 6.50% per annum, due in monthly principal and interest payments of $1,200 with a balloon payment due February 12, 2011.	$199,528

Promissory note payable secured by a first mortgage on the real property of the Company having a carrying value of $1,134,710 at June 30, 2010, interest at 6.99% per annum, due in monthly principal and interest payments of $9,038, maturing on January 22, 2022.	859,018

1,058,546

Less amounts due within one year	248,662

Long-term portion of notes payable	$809,884

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	NOTES PAYABLE (continued)

As of June 30, 2010, principal payments on the notes payable are as follows:

2010	$24,668
2011	249,818
2012	54,475
2013	58,623
2014	62,915
Thereafter	608,047

$1,058,546

The Company converted its revolving line of credit that matured on December 2, 2009 into the above term loan that matures on February 12, 2011.  As part of the conversion, the Company granted the bank a second mortgage on the underlying security.  Accordingly, the Company converted GKR Associates, LLC’s secured position from second to third position.

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

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Effective October 1, 2009 and December 1, 2009 the Company granted 75,000 and 115,000 incentive stock options, respectively, to certain consultants under the Plan.  The fair value of the options was determined to be $47,500 using the Black-Scholes Model.  The options that have a term of one year were issued in conjunction with consulting agreements for certain business and financial advisory services.  The stock options are in lieu of payment for these services and as such the Company recognizes operating expense over the term of the agreements.  Accordingly, the Company recognized $15,000 and $26,875 as operating expense for the options during the three and six months ended June 30, 2010, respectively.  As of June 30, 2010 and December 31, 2009, prepaid equity based compensation under the agreements totaled $16,667 and $43,542, respectively, and is reflected as a component of shareholders’ equity for the related consulting services as yet to be provided as of that date.

As of December 31, 2009 all Stock Options authorized under Plan had been granted.

11.	STOCK ISSUED FOR LEGAL SERVICES

Effective December 30, 2009, the Company granted 50,000 shares of restricted common stock to an outside attorney for certain legal and advisory services provided in 2009. The stock was valued at the fair market price on the effective date of grant, or $12,500.  The agreement underlying the stock as granted did not assign a stated value to the services rendered.  Accordingly, the Company recognized $12,500 as legal expense associated with the stock issue.  See Note 12. Stock Warrants for a discussion of the warrants granted.

Pursuant to an Agreement and Release dated February 9, 2010, the Company granted 52,140 shares of restricted common stock to an outside attorney for legal and advisory services valued at $13,035 provided through December 31, 2009.  The effective date of the Agreement was December 31, 2009.  Accordingly, the stock granted was valued at the fair market price on the date of the Agreement, or $51,619.  As of December 31, 2010, $13,035 was recognized as legal expense, and $38,584 was recognized as a loss on the transaction.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	STOCK WARRANTS ISSUED FOR LEGAL SERVICE

Effective December 30, 2009, the Company issued to an outside attorney warrants to purchase 100,000 shares of restricted common stock for certain legal and advisory services to be performed in 2010, as evidenced by a signed proposal.  The warrants are exercisable at fair market value as of the date of grant, and will vest in two tranches of 50,000 each, on June 30, 2010 and December 31, 2010, respectively.  In addition, the agreement provides for a cashless exercise of the tranches.  The fair value of the warrants was determined to be $25,000 using the Black-Scholes Model.  The stock warrants are in lieu of payment for these services and as such the Company will recognize operating expense over the term of the agreement.  Accordingly, the Company recognized $6,250 and $12,500 as operating expense for the three and six months ended June 30, 2010, respectively.  As of June 30, 2010, the first tranche of warrants were unexercised.

13.	STOCK ISSUED FOR CONSULTING SERVICES

On March 9, 2010, the Company granted 100,000 shares of restricted common stock pursuant to a consulting agreement for assistance in the planning, design, direction, supervision and implementation of Company's web design, marketing and advertising and in such other matters and areas as may be mutually approved by Consultant and Company.  The Company recorded the transaction at the fair market value of the stock on the effective date of the transaction.  The agreement expires on December 31, 2010.  The Company will amortize the operating expense over the term of the agreement.  Accordingly, the Company recognized $26,574 and $36,474 as operating expense for the stock during the three and six months ended June 30, 2010, respectively.  As of June 30, 2010, prepaid equity based compensation totaled $62,526 under the agreement and is reflected as a component of shareholders’ equity for the related consulting services as yet to be provided as of that date. This same consultant loaned the Company $180,000 during the six months ended June 30, 2010.  See Note 8. OTHER LIABILITIES for discussion of terms surrounding the $180,000 debt.

From April 1, through ended June 30, 2010, the Company granted a combined 629,958 shares of restricted common stock to seven additional consultants pursuant to individual consulting agreements.  The consulting services provided for include predominantly management advisory services in the areas of sales, marketing, public relations, and business development. Grant of the stock was in lieu of payment for these services.  The length of consulting services under the agreements ranges from completed during the second quarter of 2010 through one year from effective transaction date, or July 1, 2011.  The majority of the agreements expire on December 31, 2010.  The Company recorded the transactions at the fair market value of the stock on the effective date of each transaction.  The grant of stock was in lieu of payment for these services and as such the Company will recognize operating expense over the term of the agreements.  Accordingly, the Company recognized $65,666and $65,666 as operating expense under the agreements for the three and six months ended June 30, 2010, respectively. As of June 30, 2010, prepaid equity based compensation under these agreements totaled $225,821 and is reflected as a component of shareholders’ equity for the related consulting services as yet to be provided as of that date.

14.	OFFERING AGREEMENT AND INDEPENDENT CONSULTANT AND ADVISORY AGREEMENT

Effective December 31, 2009, the Company signed an independent consulting and advisory agreement with a registered broker dealer.  Effective as of the end of the first quarter of 2010, these agreements were terminated without liability or associated cost to the Company.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	INCOME TAXES

The components of the provision for income tax benefit are as follows for the three months ended:

	June 30, 2010	June 30, 2009
Current taxes
Federal	$—	$3,706
State	—	(5184)
Current taxes	—	(1,478)
Change in deferred taxes	(68,931)	(29,812)
Change in valuation allowance	41,658	4,076

Provision for income tax (benefit) expense	$(27,273)	$(27.214)

The components of the provision for income tax benefit are as follows for the six months ended:

	June 30, 2010	June 30, 2009
Current taxes
Federal	$—	$3,706
State	—	(5,184)
Current taxes	—	(1,478)
Change in deferred taxes	(188,757)	(107,803)
Change in valuation allowance	93,141	14,539

Provision for income tax (benefit) expense	$(95,616)	$(94,742)

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at June 30, 2010:

Deferred tax assets:
Equity based compensation	$23,868
Allowance for doubtful accounts	10,880
Depreciation and amortization timing differences	11,817
Net operating loss carryforward	256,847
On-line training certificate reserve	343
Total deferred tax assets	303,755
Valuation allowance	(165,235)

Deferred tax assets net of valuation allowance	138,520

Less deferred tax assets – non-current, net of valuation allowance	138,349

Deferred tax assets – current, net of valuation allowance	$171

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	INCOME TAXES (continued)

The effective tax rate used for calculation of the deferred taxes as of June 30, 2010 was 34%.  The Company has established a valuation allowance against deferred tax assets of $165,235 due to the uncertainty regarding realization, comprised primarily of a 96% reserve against the deferred tax assets attributable to the equity based compensation, a 100% reserve against the allowance for doubtful accounts, and a 50% reserve against the net operating carryforward.

The significant differences between the statutory tax rate and the effective tax rates for the Company for the three months ended are as follows:

	June 30, 2010	June 30, 2009
Statutory tax rate benefit	—%	—%
Increase (decrease) in rates resulting from:
Net operating loss carryforward or carryback	(40)%	(27)%
Equity based compensation and loss	2%	(7)%
Book/tax depreciation and amortization differences	(3)%	—%
Change in valuation allowance	20%	5%
Other	—%	(1)%
Effective tax rate benefit	(21)%	(30)%

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2009:

Deferred tax assets:
Stock options	$33,527
Allowance for doubtful accounts	10,540
Net operating loss carryforward	72,382
On-line training certificate reserve	438
Total deferred tax assets	116,887
Valuation allowance	(72,095)

Deferred tax assets net of valuation allowance	44,792

Less deferred tax assets – non-current, net of valuation allowance	44,573

Deferred tax assets – current, net of valuation allowance	$219

Deferred tax liability
Depreciation and amortization timing differences	$1,888

Less deferred tax liability – non-current	1,888

Deferred tax liability – current	$—

The effective tax rate used for calculation of the deferred taxes as of December 31, 2009 was 34%.  The Company established a valuation allowance against deferred tax assets of $72,095 due to the uncertainty regarding realization, comprised primarily of a 75% reserve against the deferred tax assets attributable to the stock options, a 100% reserve against the allowance for doubtful accounts, and a 50% reserve against part of the net operating loss that must be carried forward.

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

16.	AUTHORIZATION OF PREFERRED STOCK

During the second quarter of 2010, the holder of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of preferred stock.  The preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company from time to time in accordance with the provisions of Chapter 78 of the Nevada Revised Statutes.  Before modification, the existing Articles of Incorporation did not authorize the issuance of shares of preferred stock.  The Company authorized the preferred stock for the purpose of added flexibility in seeking capital and potential acquisition targets.  The amendment authorizing the issuance of shares of preferred stock grants the Board authority, without further action by our stockholders, to designate and issue preferred stock in one or more series and to designate certain rights, preferences and restrictions of each series, any or all of which may be greater than the rights of the common stock.

17.	LEGAL

On April 28, 2010, Melissa Metz, individually and as personal representative of the Estate of Lester M. Metz, deceased (the “Plaintiff”), filed a wrongful death complaint against Trebor Industries, Inc. and the Company in United States District Court for the Eastern District of Pennsylvania. The lawsuit alleges that the deceased suffered fatal injuries while using a Brownie’s product while performing maintenance in a residential swimming pool. The lawsuit further alleges that the Brownie’s product caused the deceased to be electrocuted, thus contributing to the cause of his death. Plaintiff seeks recovery of unspecified amounts to exceed $75,000 from the Company and Trebor.  The Company intends to vigorously defend the lawsuit, and although the ultimate outcome of the lawsuit cannot be determined at this time, based on our present knowledge of the facts, the Company believes the lawsuit is without merit. The Company's legal costs of defending against the civil action will be funded by the Company's insurance policies. Management believes coverage is adequate to provide for such lawsuit.  In the event the Company is found to be responsible or liable, such costs could be material to the Company.

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

Overview

Brownie’s Marine Group, Inc., a Nevada corporation (referred to herein as “BWMG”,“the Company” or “Brownie’s”), does business through its wholly owned subsidiary, Trebor Industries, Inc., d/b/a Brownie’s Third Lung, a Florida corporation.  The Company designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and Nitrox Generation Systems, and scuba and water safety products.  BWMG sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility in Fort Lauderdale, Florida. The Company’s common stock is quoted on the OTCBB under the symbol “BWMG”. The Company’s website is www.Browniesmarinegroup.com.

Mr. Carmichael has operated Trebor as its President since 1986.  Since April 16, 2004, Mr. Carmichael has served as President, Principal Accounting Officer and Chief Financial Officer of the Company.  From March 23, 2004 to April 26, 2004, Mr. Carmichael served as the Company’s Executive Vice-President and Chief Operating Officer.  He is the holder or co-holder of numerous patents that are used by Trebor and several other large original equipment manufacturers in the diving industry.

The Company’s diving and marine based products are generally marketed under the Brownie’s Third Lung, Brownie’s Tankfill, and Brownie’s Public Safety trade names.

Results of Operations for the Three Months Ended June 30, 2010, As Compared To the Three Months Ended June 30, 2009

Net revenues.  For the three months ended June 30, 2010, we had net revenues of $658,065 as compared to net revenues of $569,849, for the three months ended June 30, 2009, an increase of $88,216, or 15.48%.  The net increase is attributable to an increase in tankfill system sales of approximately $108,000, partially offset by a decrease in hookah system and related sales of approximately $20,000.  While the Company is encouraged by the increase in tankfill systems sales over the same period in 2009, the Company believes the depressed state of the economy continues to negatively impact overall sales.  The Company’s products are largely non-essential, disposable income type items, and therefore are more likely to be sacrificed by consumers in preference for essential goods during depressed economic conditions.

Cost of net revenues.  For the three months ended June 30, 2010, we had cost of net revenues of $492,781 as compared with cost of net revenues of $384,626 for the three months ended June 30, 2009, an increase of $108,155, or 28.12%.  Approximately $60,000 of the increase in cost of net revenues is attributable to increase in net revenues, and the balance of the increase is primarily attributable to increased material costs as a percentage of net revenues.  The increase in material costs as a percent of net revenues is due to smaller quantity purchases, more frequent purchases from domestic suppliers, and use of expedited shipping methods, all contributing to overall higher material costs per unit.

Gross profit.  For the three months ended June 30, 2010, we had a gross profit of $165,284 as compared to gross profit of $185,223 for the three months ended June 30, 2009, a decrease of $19,939, or 10.76%.  The decrease is primarily attributable to the increase in cost of net revenues.

Operating expenses.  For the three months ended June 30, 2010, we had total operating expenses of $368,731 as compared to total operating expenses of $235,116 for the three months ended June 30, 2009, an increase of $133,615, or 58.83%.  The $133,615 increase is due to an increase in selling, general and administrative costs of $133,803 as compared to the same period in 2009.  The net increase in sales, general and administrative costs for the quarter ended June 30, 2010 as compared to the same period in 2009 is primarily attributable to an increase of approximately $114,000 of amortization of prepaid equity based compensation.  The equity based compensation resulted from consulting agreements entered into beginning in the fourth quarter of 2009 through the second quarter of 2010.  The remainder of the net increase is attributable to various other individually insignificant increases and decreases in other selling, general and administrative expenses.

Other expense, net.  For the three months ended June 30, 2010, we had other expense, net of $23,566 as compared to other expense, net of $25,611 for the three months ended June 30, 2009, a decrease of $2,045, or 7.98%.

Provision for income tax benefit.  For the three months ended June 30, 2010, we had a provision for income tax benefit of $27,273, as compared to $27,214 for the three months ended June 30, 2009, an increase in provision for income tax benefit of $59, or less than1%.

Net loss.  For the three months ended June 30, 2010, we had net loss of $199,740 as compared to net loss of $48,290 for the three months ended June 30, 2009, an increase of $151,450, or 313.63%.  The increase in net loss is attributable to $19,939 decrease in gross profit, $133,615 increase in operating expenses, $2,045 decrease in other expenses, net, and $59 increase in provision for income tax benefit.

Results of Operations for the Six Months Ended June 30, 2010, As Compared To the Six Months Ended June 30, 2009

Net revenues.  For the six months ended June 30, 2010, we had net revenues of $1,122,248 as compared to net revenues of $1,081,153, for the six months ended June 30, 2009, an increase of $41,095, or 3.80%.  The increase is attributable to an increase tankfill system sales of approximately $9,000, and an increase in hookah system and related sales of approximately $32,000.  While the Company is encouraged by the increase in overall sales over the same period in 2009, the Company believes the depressed state of the economy continues to negatively impact sales.  The Company’s products are largely non-essential, disposable income type items, and therefore are more likely to be sacrificed by consumers in preference for essential goods during depressed economic conditions.

Cost of net revenues.  For the six months ended June 30, 2010, we had cost of net revenues of $884,508 as compared with cost of net revenues of $807,535 for the six months ended June 30, 2009, an increase of $76,973, or 9.53%.  Cost of net revenues increased primarily as a result of increase in net revenues and material costs as a percentage of net revenues for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009.  Approximately $31,000 of the increase in cost of net revenues is attributable to increase in net revenues, and the balance of the increase is primarily attributable to increased material costs as a percentage of net revenues.  The increase in material costs as a percent of net revenues is due to smaller quantity purchases, more frequent purchases from domestic suppliers, and use of expedited shipping methods, all contributing to overall higher material costs per unit.

Gross profit.  For the six months ended June 30, 2010, we had a gross profit of $237,740 as compared to gross profit of $273,618 for the six months ended June 30, 2009, a decrease of $35,878, or 13.11%.  This decrease is primarily attributable to the increase in cost of net revenues for the six months ended June 30, 2010 as compared to the same period in 2009.

Operating expenses.  For the six months ended June 30, 2010, we had total operating expenses of $642,454 as compared to total operating expenses of $472,795 for the six months ended June 30, 2009, an increase of $169,659, or 35.88%.  The $169,659 increase is due to an increase in selling, general and administrative costs of $164,366, and an increase in research and development expenses of $5,293 for the six months ended June 30, 2010 as compared to the same period in 2009.  The increase in research and development was primarily for allocation of salaries for additional time spent on research and development activities during the period.  The net increase in sales, general and administrative costs for the six months ended June 30, 2010 as compared to the same period in 2009 is primarily attributable to an increase of approximately $128,000 of amortization of prepaid equity based compensation.  The equity based compensation resulted from consulting agreements entered into beginning in the fourth quarter of 2009 through the second quarter of 2010.  The remainder of the net increase is attributable to various other individually insignificant increases and decreases in other selling, general and administrative expenses.

Other expense, net.  For the six months ended June 30, 2010, we had other expense, net of $50,796 as compared to other expense, net of $113,449 for the six months ended June 30, 2009, a decrease of $62,653, or 55.23%.  This account is comprised of other (income) expense, net (“other expense”), and interest expense.  Interest expense for the period increased $3,784 and other expense decreased $66,436.  Other expense is comprised of transactions that are generally of a non recurring nature.  The decrease in other expense was primarily a result of $63,000 loss on purchase of patents during the six months ended June 30, 2009, for which there was no comparable transaction in 2010.

Provision for income tax benefit.  For the six months ended June 30, 2010, we had a provision for income tax benefit of $95,616, as compared to $94,742 for the six months ended June 30, 2009, an increase in provision for income tax benefit of $874, or less than 1%.

Net loss.  For the six months ended June 30, 2010, we had net loss of $359,894 as compared to net loss of $217,884 for the six months ended June 30, 2009, an increase of $142,010, or 65.18%.  The increase in net loss is attributable to $35,878 decrease in gross profit, $169,659 increase in operating expenses, $62,653 decrease in other expenses, net, and $874 increase in provision for income tax benefit.

Liquidity and Capital Resources

As of June 30, 2010, the Company had cash and current assets of $652,891 and current liabilities of $1,178,511 or a current ratio of .55.  This represents a working capital deficit of $525,620.  As of December 31, 2009, the Company had cash and current assets of $704,629 and current liabilities of $859,066, or a current ratio of .82.

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

The Company anticipates that cash generated from operations should be sufficient to satisfy the Company’s contemplated requirements for its current operations for at least the next twelve months.  The Company does not anticipate any significant purchases of equipment during fiscal year 2010. The number and level of employees at June 30, 2010 is deemed adequate to maintain the Company's operations for at least the next 12 months.

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

Item 1a. Risk Factors

Not Applicable to Smaller Reporting Company.

Item 2.  Unregistered sales of equity securities and Use of Proceeds

During the three and six months ended June 30, 2010 and in July 2010, the Company sold securities without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(2) as described below.  The securities were issued with a legend restricting their transferability absent registration of applicable exemption.

On March 9, 2010, the Company granted 100,000 shares of restricted common stock pursuant to a consulting agreement for assistance in the planning, design, direction, supervision and implementation of Company's web design, marketing and advertising and in such other matters and areas as may be mutually approved by consultant and Company.. The term of the agreement expires on December 31, 2010.

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

On April 16, 2010, the Company granted 50,000 shares of restricted common stock to an individual pursuant to a consulting agreement for assistance in the planning, design, direction, supervision and implementation of Company's new business development strategy, overall sales programs, marketing and training and in such other matters and areas as may be mutually approved by consultant and Company.  The term of the agreement expires on April 15, 2011.

On April 19, 2010, the Company granted 100,000 shares of restricted common stock to an individual pursuant to consulting agreement for assistance in the planning, design, direction, supervision and implementation of Company's web design, marketing and advertising and in such other matters and areas as may be mutually approved by consultant and Company.  The term of the agreement expires on December 31, 2010.

On April 19, 2010, the Company granted 100,000 shares of restricted common stock to an individual pursuant to a consulting agreement for assistance in the planning, design, direction, supervision and implementation of the Company's web design, marketing and advertising and in such other matters and areas as may be mutually approved by Consultant and Company.  The term of the agreement expires on December 31, 2010.

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

On May 3, 2010, the Company granted 50,000 shares of restricted common stock to a consultant pursuant to a consulting agreement for advice regarding strategic acquisition, financing, investor relations, ,marketing services and strategic business lead advice and introductions.  The term of the agreement expires on May 2, 2011.

On May 9 and July 7, 2010, the Company granted 4,958 and 3,333 shares of restricted common stock, respectively, to a Company pursuant to an agreement for financial services provided.

On June 30, 2010, the Company granted 200,000 shares of restricted common stock to two separate individuals pursuant to consulting agreements for advice and guidance in the planning, implementation and marketing of the Company to investor networks interested in the boating business, and in such other matters and areas as may be mutually approved by consultants and Company.  The term of the agreements expire on July 1, 2011.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description	Location
2.2	Merger Agreement, dated June 18, 2002 by and among United Companies Corporation, Merger Co., Inc. and Avid Sportswear & Golf Corp.	Incorporated by reference to Exhibit 2.02 Amendment No. 1 to Form S-4 filed June 24, 2002.

2.3	Articles of Merger of Avid Sportswear & Golf Corp. with and into Merger Co., Inc.	Incorporated by reference to Exhibit 2.03 Amendment No. 1 to Form S-4 filed June 24, 2002.

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of 10-Q for the quarter ended September 30, 2009 filed on November 13, 2009.

3.2	Articles of Amendment	Incorporated by reference to the appendix to the Company's Definitive Information Statement on Schedule 14C filed July 31, 2007.

3.3	Articles of Amendment Authorization of Preferred Stock	Incorporated by reference to Schedule 14C filed on June 1, 2010

3.4	Bylaws	Incorporated by reference to Exhibit 3.04 to the Registration Statement on Form 10-SB.

5.1	2007 Stock Option Plan	Incorporated by reference to the appendix to the Company's Definitive Information Statement on Schedule 14C filed July 31, 2007.

10.1	Share Exchange Agreement, dated March 23, 2004 by and among the Company, Trebor Industries, Inc. and Robert Carmichael	Incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K filed April 9, 2004

10.2	Non-Exclusive License Agreement – BC Keel Trademark	Incorporated by reference to Exhibit 10.18 to Form 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.3	Exclusive License Agreement - Brownie's Third Lung, Brownie's Public Safety, Tankfill, and Related Trademarks and Copyrights	Incorporated by reference to Exhibit 10.20 to Form 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.4	Non-Exclusive License Agreement - Garment Integrated or Garment Attachable Flotation Aid and/or PFD	Incorporated by reference to Exhibit 10.22 to Form 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.5	Non-Exclusive License Agreement - SHERPA Trademark and Inflatable Flotation Aid/Signal Device Technology	Incorporated by reference to Exhibit 10.24 to Form 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.6	Non-Exclusive License Agreement - Tank- Mounted Weight, BC or PFD-Mounted Trim Weight or Trim Weight Holding System	Incorporated by reference to Exhibit 10.25 to Form 10QSB for the quarter ended June 30, 2005 filed August 15, 2005.

10.7	Exclusive License Agreement – Brownie’s Third Lung and Related Trademarks and Copyright	Incorporated by reference to Exhibit 10.26 to Form 10KSB for the year ended December 31, 2006 filed April 4, 2007.

Exhibit No.	Description	Location
10.8	Agreement for Purchase and Sale of Property Between Trebor Industries, Inc. and GKR Associates, Inc. dated February 21, 2007	Incorporated by reference to Exhibit 10.28 to Form 10KSB for the year ended December 31, 2006 filed April 4, 2007.

10.9	First Mortgage dated February 22, 2007 between Trebor Industries, Inc. and Colonial Bank	Incorporated by reference to Exhibit 10.29 to Form 10KSB for the year ended year ended December 31, 2006 filed April 4, 2007.

10.10	Note dated February 22, 2007 payable to GKR Associates, Inc.	Incorporated by reference to Exhibit 10.30 to Form 10KSB for the year ended year ended December 31, 2006 filed April 4, 2007.

10.11	Second Mortgage dated February 22, 2007 between Trebor Industries, Inc. and GKR Associates, LLC.	Incorporated by reference to Exhibit 10.31 to Form 10KSB for the year ended year ended December 31, 2006 filed April 4, 2007.

10.12	Promissory Note dated January 1, 2007 payable to Robert M. Carmichael.	Incorporated by reference to Exhibit 10.32 to Form 10KSB for the year ended year ended December 31, 2006 filed April 4, 2007.

10.13	Asset Purchase Agreement between Trebor Industries, Inc. and Robert Carmichael.	Incorporated by reference to Form 8K filed on August 1, 2008.

10.14	Asset Purchase Agreement between Trebor Industries, Inc. and Robert Carmichael.	Incorporated by reference to Form 8K filed on March 5, 2009.

10.15	Asset Purchase Agreement between Trebor Industries, Inc. and Robert Carmichael.	Incorporated by reference to Form 8K filed on January 19, 2010.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith.

32.1	Certification Pursuant to Section 1350	Provided herewith.

32.2	Certification Pursuant to Section 1350	Provided herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 2010	Brownie’s Marine Group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer