Form 10-Q/A
period 2010-06-30
Brownie's Marine Group, Inc
filed 2010-11-22
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
Amendment No.1
to
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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q amends the Company's quarterly report for the period ended June 30, 2010, originally filed with the Securities and Exchange Commission on August 16, 2010. We are amending our 10-Q to correct the line item disclosure interest expense, related-parties, on the Consolidated Statements of Operations for the three months ended June 30, 2010. The correction is attributable to a transcription error. A "2" was erroneously transcribed between the "0" and "7" of the correct amount of $10,771, resulting in a $92,000 difference. This same error carried forward to the Consolidated Statements of Stockholder's (Deficit) Equity in the line item disclosure Net loss for the three months ended June 30, 2010, as well as to Accumulated deficit line item disclosure on our Consolidated Balance Sheets. In addition, the Company corrected the subtotals and totals applicable on the effected statements. The transcription error did not affect any other line item disclosures on the consolidated financial statements, the notes, or information provided within the body of the l0-Q. This Amendment No. 1 shall amend the original filing in its entirety. Exhibits required to be filed hereunder, are incorporated herein by reference to the original filing.

PART I

Item 1. Financial Statements

Financial Information

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,
	2010	December 31,
	(Unaudited)	2009
ASSETS

Current assets
Cash	$34,160	$2,713
Accounts receivable, net of $32,000 and $31,000 allowance for doubtful accounts, respectively	51,004	9,704
Accounts receivable - related parties	53,839	14,419
Inventory	482,061	488,694
Income tax refunds receivable	—	121,802
Prepaid expenses and other current assets	31,656	67,078
Deferred tax asset, net - current	171	219
Total current assets	652,891	704,629

Property, plant and equipment, net	1,155,536	1,165,940

Deferred tax asset, net - non-current	138,349	42,685
Other assets	2,895	6,968

Total assets	$1,949,671	$1,920,222

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable and accrued liabilities	$473,880	$391,767
Customer deposits	18,266	11,365
Royalties payable - related parties	69,573	49,611
Other liabilities	182,285	2,921
Other liabilities and accrued interest - related parties	27,454	18,570
Notes payable - current portion	248,662	247,424
Notes payable - related parties - current portion	158,391	137,408
Total current liabilities	1,178,511	859,066

Long-term liabilities
Notes payable - long-term portion	809,884	834,966
Notes payable - related parties - long-term portion	172,585	219,319

Total liabilities	2,160,980	1,913,351

Commitments and contingencies

Stockholders' (deficit) equity
Preferred stock; $0.001 par value: 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.001 par value; 250,000,000 shares authorized; 2,667,636 and 1,785,538 shares issued and outstanding, respectively	2,667	1,785
Common stock payable; $0.001 par value; 350,000 and 502,140 shares, respectively	350	502
Prepaid equity based compensation	(305,015)	(43,542)
Additional paid-in capital	1,760,790	1,358,333
Accumulated deficit	(1,670,101)	(1,310,207)
Total stockholders' (deficit) equity	(211,309)	6,871

Total liabilities and stockholders' (deficit) equity	$1,949,671	$1,920,222

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net revenues
Net revenues	$445,295	$444,192	$764,211	$804,972
Net revenues - related parties	212,770	125,657	358,037	276,181
Total net revenues	658,065	569,849	1,122,248	1,081,153

Cost of net revenues
Cost of net revenues	474,659	369,486	853,546	772,132
Royalties expense - related parties	18,122	15,140	30,962	35,403
Total cost of net revenues	492,781	384,626	884,508	807,535

Gross profit	165,284	185,223	237,740	273,618

Operating expenses
Selling, general and administrative	351,645	217,842	609,808	445,442
Research and development costs	17,086	17,274	32,646	27,353
Total operating expenses	368,731	235,116	642,454	472,795

Loss from operations	(203,447)	(49,893)	(404,714)	(199,177)

Other (income) expense, net
Other (income) expense, net	(6,031)	757	(4,898)	61,538
Interest expense	18,826	18,183	39,168	38,138
Interest expense - related parties	10,771	6,671	16,526	13,773
Total other expense, net	23,566	25,611	50,796	113,449

Net loss before provision for income taxes	(227,013)	(75,504)	(455,510)	(312,626)

Provision for income tax benefit	(27,273)	(27,214)	(95,616)	(94,742)

Net loss	$(199,740)	$(48,290)	$(359,894)	$(217,884)

Basic loss per common share	$(0.08)	$(0.03)	$(0.17)	$(0.12)
Diluted loss per common share	$(0.08)	$(0.03)	$(0.17)	$(0.12)

Basic weighted average common shares outstanding	2,421,294	1,785,538	2,119,288	1,785,538
Diluted weighted average common shares outstanding	2,421,294	1,785,538	2,119,288	1,785,538

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) /EQUITY

					Prepaid	Additional		Total
	Common stock		Common stock payable		Equity based	paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	compensation	capital	deficit	equity (deficit)

Balance, December 31, 2009	1,785,538	$1,785	502,140	$502	$(43,542)	$1,358,333	$(1,310,207)	$6,871

Issuance of stock payable from prior reporting periods	52,140	52	(52,140)	(52)	—	—	—	—

Stock granted for consulting services	—	—	100,000	100	(99,000)	98,900	—	—

Legal expense recognized for stock warrants	—	—	—	—	—	6,250	—	6,250

Current period amortization of prepaid equity based compensation	—	—	—	—	21,774	—	—	21,774

Net loss	—	—	—	—	—	—	(160,154)	(160,154)

Balance, March 31, 2010 (Unaudited)	1,837,678	1,837	550,000	550	(120,768)	1,463,483	(1,470,361)	(125,259)

Issuance of stock payable from prior reporting periods	450,000	450	(450,000)	(450)		—	—	—

Stock granted for consulting services	375,000	375	250,000	250	(290,000)	289,575	—	200

Legal expense recognized for stock warrants	—	—	—	—	—	6,250	—	6,250

Stock issued for consulting services during the period	4,958	5	—	—	—	1,482	—	1,487

Current period amortization of prepaid equity based compensation	—	—	—	—	105,753	—	—	105,753

Net loss	—	—	—	—	—	—	(199,740)	(291,740)

Balance, June 30, 2010 (Unaudited)	2,667,636	$2,667	350,000	$350	$(305,015)	$1,760,790	$(1,670,101)	$(303,309)

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

Date: November 22, 2010	Brownie’s Marine Group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer