Form 10-Q
period 2010-09-30
Brownie's Marine Group, Inc
filed 2010-11-22
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q
(mark one)

☑           Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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
Yes ☐     No ☒

There were 3,864,186 shares of common stock outstanding as of September 30, 2010.

PART I

Item 1.  Financial Statements

Financial Information

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2010	December 31,
	(Unaudited)	2009
ASSETS

Current assets
Cash	$81,173	$2,713
Accounts receivable, net of $10,000 and $31,000 allowance for doubtful accounts, respectively	26,994	9,704
Accounts receivable - related parties	31,064	14,419
Inventory	524,596	488,694
Income tax refunds receivable	—	121,802
Prepaid expenses and other current assets	76,485	67,078
Deferred tax asset, net - current	379	219
Total current assets	740,691	704,629

Property, plant and equipment, net	1,146,828	1,165,940

Deferred tax asset, net - non-current	177,096	42,685
Other assets	2,895	6,968

Total assets	$2,067,510	$1,920,222

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$509,067	$391,767
Customer deposits	17,575	11,365
Royalties payable - related parties	84,953	49,611
Other liabilities	2,167	2,921
Other liabilities and accrued interest - related parties	31,743	18,570
Notes payable - current portion	1,054,223	247,424
Notes payable - related parties - current portion	181,198	137,408
Total current liabilities	1,880,926	859,066

Long-term liabilities
Notes payable - long-term portion	—	834,966
Notes payable - related parties - long-term portion	147,998	219,319

Total liabilities	2,028,924	1,913,351

Commitments and contingencies

Stockholders' equity
Preferred stock; $0.001 par value: 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.001 par value; 250,000,000 shares authorized; 3,864,186 and 1,785,538 shares issued and outstanding, respectively	3,862	1,785
Common stock payable; $0.001 par value; 353,250 and 502,140 shares, respectively	353	502
Prepaid equity based compensation	(119,654)	(43,542)
Additional paid-in capital	2,169,488	1,358,333
Accumulated deficit	(2,015,463)	(1,310,207)
Total stockholders' equity	38,586	6,871

Total liabilities and stockholders' equity	$2,067,510	$1,920,222

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net revenues
Net revenues	$390,152	$493,162	$1,154,363	$1,298,405
Net revenues - related parties	171,735	117,722	529,772	393,632
Total net revenues	561,887	610,884	1,684,135	1,692,037

Cost of net revenues
Cost of net revenues	378,790	407,967	1,232,336	1,180,099
Royalties expense - related parties	16,331	16,482	47,293	51,885
Total cost of net revenues	395,121	424,449	1,279,629	1,231,984

Gross profit	166,766	186,435	404,506	460,053

Operating expenses
Selling, general and administrative	363,557	215,211	973,365	660,653
Research and development costs	16,696	17,281	49,342	44,634
Total operating expenses	380,253	232,492	1,022,707	705,287

Loss from operations	(213,487)	(46,057)	(618,201)	(245,234)

Other (income) expense, net
Other(income) expense, net	(26,143)	1,305	(31,041)	62,843
Interest expense	199,930	19,792	239,098	57,930
Interest expense - related parties	(2,957)	6,284	13,569	20,057
Total other expense, net	170,830	27,381	221,626	140,830

Net loss before provision for income taxes	(384,317)	(73,438)	(839,827)	(386,064)

Provision for income tax benefit	(38,955)	(25,856)	(134,571)	(120,598)

Net loss	$(345,362)	$(47,582)	$(705,256)	$(265,466)

Basic loss per common share	$(0.13)	$(0.03)	$(0.30)	$(0.15)
Diluted loss per common share	$(0.13)	$(0.03)	$(0.30)	$(0.15)

Basic weighted average common shares outstanding	2,685,284	1,785,538	2,321,727	1,785,538
Diluted weighted average common shares outstanding	2,685,284	1,785,538	2,321,727	1,785,538

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) /EQUITY

					Prepaid	Additional		Total
	Common stock		Common stock payable		Equity based	paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	compensation	capital	deficit	equity (deficit)

Balance, December 31, 2009	1,785,538	$1,785	502,140	$502	$(43,542)	$1,358,333	$(1,310,207)	$6,871

Issuance of stock payable from prior reporting periods	52,140	52	(52,140)	(52)	—	—	—	—

Stock granted for consulting services	—	—	100,000	100	(99,000)	98,900	—	—

Legal expense recognized for stock warrants	—	—	—	—	—	6,250	—	6,250

Current period amortization of prepaid equity based compensation	—	—	—	—	21,774	—	—	21,774

Net loss	—	—	—	—	—	—	(160,154)	(160,154)

Balance, March 31, 2010 (Unaudited)	1,837,678	1,837	550,000	550	(120,768)	1,463,483	(1,470,361)	(125,259)

Issuance of stock payable from prior reporting periods	450,000	450	(450,000)	(450)	—	—	—	—

Stock granted for consulting services	375,000	375	250,000	250	(180,000)	179,575	—	200

Legal expense recognized for stock warrants	—	—	—	—	—	6,250	—	6,250

Stock issued for consulting services during the period	4,958	5	—	—	—	1,482	—	1,487

Current period amortization of prepaid equity based compensation	—	—	—	—	105,753	—	—	105,753

Net loss	—	—	—	—	—	—	(199,740)	(199,740)

Balance, June 30, 2010 (Unaudited)	2,667,636	2,667	350,000	350	(195,015)	1,650,790	(1,670,101)	(211,309)

Stock issued for consulting services during the period	7,118	7	3,250	3	—	3,690	—	3,700

Legal expense recognized for stock warrants	—	—	—	—	—	6,250	—	6,250

Conversion of loan payable to stock and warrants	818,182	818	—	—	—	360,628	—	361,446

Stock issued for purchase of intellectual property	371,250	370	—	—	—	148,130	—	148,500

Current period amortization of of prepaid equity based compensation	—	—	—	—	75,361	—	—	75,361

Net loss	—	—	—	—	—	—	(345,362)	(345,362)

Balance, September 30, 2010 (Unaudited)	3,864,186	$3,862	353,250	$353	$(119,654)	$2,169,488	$(2,015,463)	$38,586

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(705,256)	$(265,466)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	25,898	27,385
Amortization	—	1,015
Change in deferred tax asset, net	(134,571)	(116,709)
Change in deferred tax liability, net	—	(2,411)
Loss on issuance of stock for purchase of intellectual property	148,500	—
Stock based compensation	24,137	63,000
Stock and warrant interest expense on loan payable conversion	181,446	—
Amortization of prepaid equity based compensation expense	202,888	—
Changes in operating assets and liabilities:
Change in accounts receivable, net	(17,290)	9,138
Change in accounts receivable - related parties	(16,645)	33,350
Change in inventory	(35,902)	185,635
Change in prepaid expenses and other current assets	(9,407)	(10,258)
Change in costs and estimated earnings in excess of billings on uncompleted contract	—	287,861
Change in other assets	4,073	—
Change in accounts payable and accrued liabilities	297,300	(12,105)
Change in customer deposits	6,210	(75,601)
Change in income tax refunds receivable	121,802	—
Change in income taxes payable	—	(30,649)
Change in other liabilities	(754)	(518)
Change in other liabilities and accrued interest - related parties	13,173	15,719
Change in royalties payable - related parties	35,342	(837)
Net cash provided by operating activities	140,944	108,549

Cash flows from investing activities:
Purchase of fixed assets	(6,786)	(3,600)
Net cash used in investing activities	(6,786)	(3,600)

Cash flows from financing activities:
Proceeds from borrowing on loan payable	—	—
Principal payments on notes payable	(28,167)	(32,823)
Principal payments on notes payable - related parties	(27,531)	(29,836)
Net cash used in financing activities	(55,698)	(62,659)

Net change in cash	78,460	42,290

Cash, beginning of period	2,713	3,532

Cash, end of period	$81,173	$45,822

Supplemental disclosures of cash flow information:
Cash paid for interest	$57,273	$65,368

Cash paid for income taxes	$—	$38,528

Supplemental disclosures of non-cash investing activities and future operating activities:
Stock issued for prepaid equity based compensation	$279,000	$—

Stock options and additional paid-in capital for purchase of issued and pending patents on March 3, 2009	$—	$63,000

Stock and additional paid-in capital for purchase of intellectual property	$148,500	$—

Conversion of loan payable for stock and warrants (excluding interest of $181,446)	$180,000	$—

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

Liquidity –The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these financial statements.  However, we have incurred losses since 2009, and expect to have losses into a portion of 2011.  We have had a working capital deficit since 2009.  In the third quarter of 2010, the Company also defaulted on its first mortgage resulting in an automatic default on its second mortgage further discussed in Note. 9.  NOTES PAYABLE.

During the third quarter of 2010, the Company settled several lawsuits for infringement of one of the Company’s patents.  The settlement was in the form of cash and inventory credits, and the Company was granted exclusive distributor rights in the United States for certain of the products of the settling parties, as well as non-exclusive distributor rights for others as further discussed in  Note 15. PATENT INFRINGEMENT SETTLEMENTS.
In addition, the Company introduced some of its own new products to market in mid 2010, the variable speed electric and battery powered diving units.  We believe the combined addition of these products to complement the sales of our other products will allow us to generate enough sales to supply us with sufficient working capital in the future.  However, we do not expect that our existing current cash flow will be sufficient to fund our presently anticipated operations beyond the first quarter of 2011.  This raises substantial doubt about our ability to continue as a going concern.

We will need to raise additional funds and are currently exploring alternative sources of financing. We are in the process of negotiating with our mortgage lender for debt restructure to reduce our payments and cure of our defaults.   We have implemented some cost saving measures and will continue to explore more to reduce operating expenses.

If we fail to raise additional funds when needed, are not able to renegotiate our bank loans, or do not have sufficient cash flows from sales, it may have a material adverse effect on the Company. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which occur.  Advertising and trade show expense incurred for the three months ended September 30, 2010 and 2009, was $8,194 and $831, respectively.  Advertising and trade show expense incurred for the nine months ended September 30, 2010 and 2009, was $9,802 and $17,996, respectively.

Customer deposits and return policy – The Company takes a minimum 50% deposit against custom and large tankfill systems prior to ordering and/or building the systems. The remaining balance due is payable upon delivery, shipment, or installation of the system. There is no provision for cancellation of custom orders once the deposit is accepted, nor return of the custom ordered product. Additionally, returns of all other merchandise are subject to a 15% restocking fee as stated on each sales invoice.

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

Stock-based compensation – The Company accounts for all compensation related to stock, options or warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  The Company uses the Black-Scholes valuation model to calculate the fair value of options and warrants issued to both employees and non-employees.  Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

For the three and nine months ended September 30, 2010, the Company amortized prepaid stock based compensation associated with stock options granted October 1 and December 1, 2009.  See Note 10. EQUITY INCENTIVE PLAN for further discussion.  For the three and nine months ended September 30, 2010, the Company recorded stock based compensation associated with warrants granted on December 31, 2009.  See Note 12. STOCK WARRANTS ISSUED FOR LEGAL SERVICES for further discussion.  For the three and nine months ended September 30, 2010, the company granted stock for consulting services.  See Note 13. STOCK ISSUED FOR CONSULTING SERVICES. For the three and nine months ended September 30, 2010, the Company issued capital stock to the Carleigh Rae Corp, a related party which the Company’s Chief Executive Officer has a financial interest, upon finalization of a patent purchase agreement.  The Company granted stock options for the nine months ended September 30, 2009 associated with the purchase of intellectual property from the Company’s Chief Executive Officer.  See Note 6. RELATED PARTY TRANSACTIONS, Patent purchase agreements, for further discussion.  During the three and nine months ended September 30, 2010, the Company converted a loan payable to capital stock and warrants.  See Note 6. RELATED PARTY TRANSACTIONS, Loan conversion and other equity transactions, for further discussion of the transaction.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments – The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature.

Earnings per common share – Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities.  Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period.  Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive.  All common stock equivalent shares were excluded in the computation for the three and nine months ended September 30, 2010 and 2009 since their effect was antidilutive.

New accounting pronouncements – In June 2009, FASB established the Accounting Standards Codification (“ASC”) as the single source of authoritative US GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic.  The ASC did not change current US GAAP, but was intended to simplify user access to all authoritative US GAAP by providing all the relevant literature related to a particular topic in one place.  All previously existing accounting standards were superseded and all other accounting literature not included in the ASC is considered non-authoritative.  New accounting standards issued since September 30, 2009 are communicated by the FASB through Accounting Standards Updates (“ASU”).  The ASC was effective during the period ended September 30, 2009.  Adoption of the ASU did not have a financial impact on the Company’s consolidated financial position, results of operations or cash flows.

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

New accounting pronouncements (continued) – In April 2010, the FASB issued ASU No. 2010-13 which will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted. The Company does not expect adoption of this ASU to have a material financial impact.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2.	INVENTORY

Inventory consists of the following as of:

	September 30, 2010	December 31, 2009

Raw materials	$341,667	$303,230
Work in process	—	—
Finished goods	182,929	185,464
	$524,596	$488,694

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets totaling $76,485 at September 30, 2010, consists of $31,950 credit toward inventory resulting from patent infringement settlements, $20,670 of prepaid inventory, $22,290 of prepaid insurance, and $1,575 of other prepaid expenses and current assets.

Prepaid expenses and other current assets totaling $67,078 at December 31, 2009, consists of $48,645 of prepayments for inventory, $14,116 of prepaid insurance, $1,651 of prepaid software maintenance, $2,248 sales tax refund due, and $418 other prepaid and expenses and current assets.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of:

	September 30, 2010	December 31, 2009

Building, building improvements, and land	$1,224,963	$1,224,963
Furniture, fixtures, vehicles and equipment	122,396	115,610
	1,347,359	1,340,573
Less: accumulated depreciation and amortization	200,531	174,633
	$1,146,828	$1,165,940

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	CUSTOMER CREDIT CONCENTRATIONS

The Company sells to three entities owned by the brother of Robert Carmichael, the Company’s Chief Executive officer as further discussed in Note 6 – RELATED PARTIES TRANSACTIONS.  Combined sales to these entities for the three months ended September 30, 2010 and 2009 represented 30.55% and 19.03%, respectively, of total net revenues.  Combined sales to these entities for the nine months ended September 30, 2010 and 2009 represented 31.45% and 58.03%, respectively, of total net revenues.  For the three months ended September 30, 2010, sales to one unrelated customer represented 12.53% of total net revenues.  Sales to no other customers represented greater than 10% of net revenues for the three and nine months ended September 30, 2010 and 2009.

6.	RELATED PARTIES TRANSACTIONS

Notes payable – related parties

Notes payable – related parties consists of the following as of September 30, 2010:

Promissory note payable to the Chief Executive Officer of the Company, unsecured, bearing interest at 7.5% per annum, due in monthly principal and interest payments of $7,050, maturing on August 1, 2013.	$291,936

Promissory note payable due an entity in which the Company’s Chief Executive Officer has a financial interest, GKR Associates, LLC., secured by third mortgage on real property, having a carrying value of $1,127,852 at September 30, 2010, bearing 6.99% interest per annum, due in monthly principal and interest payments of $1,980, maturing on February 22, 2012.	37,260

329,196

Less amounts due within one year	181,198

Long-term portion of notes payable – related parties	$147,998

As of September 30, 2010, principal payments on the notes payable – related parties are as follows:

2010	$109,961
2011	95,223
2012	82,159
2013	41,853
2014	—
Thereafter	—

$329,196

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	RELATED PARTY TRANSACTIONS (continued)

Notes payable – related parties (continued)

As of September 30, 2010, the Company was approximately fifteen months in arrears on payments due under the Note payable to the Chief Executive Officer.  No default notice has been received and the Company plans to make payments as able.  See Other liabilities and accrued interest– related parties within this Note for the related accrued interest also in arrears.

On February 12, 2010, as part of the requirements for conversion of its non-related party, revolving line of credit to a term loan, the Company converted GKR Associates, LLC’s (GKR) second mortgage to a third mortgage.  See Note 9. NOTES PAYABLE for further discussion. The Company was three months in arrears on mortgage payments due GKR at September 30, 2010.  No default notice has been received and the Company plans to make payments as able.

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

Net revenues and accounts receivable – related parties – The Company sells products to three entities, Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer.  Terms of sale are no more favorable than those extended to any of the Company’s other customers.  Combined net revenues from these entities for three months ended September 30, 2010 and 2009, was $171,682 and $116,259, respectively.  Combined net revenues from these entities for nine months ended September 30, 2010 and 2009, was $529,719 and $354,467, respectively.  Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at September 30, 2010, was $9,429, $10,522, and $2,997, respectively.  Net revenue from 940 Associates, Inc. (hereinafter referred to as “940AI”), an entity owned by the Company’s Chief Executive Officer, for the nine months ended September 30, 2009 was $38,789.  Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2009, was $1,178, $1,726, and $4,688, respectively.

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

Total royalty expense for the above agreements for the three months ended September 30, 2010 and 2009, was $16,631 and $16,482, respectively.  Total royalty expense for the above agreements for the nine months ended September 30, 2010 and 2009, was $47,293 and $51,885, respectively.  As of September 30, 2010, the Company was approximately eighteen months in arrears on royalty payments due. No default notice has been received and the Company plans to make payments as able.

Patent purchase agreements – In the first quarter of 2010, the Carleigh Rae Corporation (herein referred to as “CRC”), an entity that the Company’s Chief Executive Officer has an ownership interest, transferred ownership rights to the Company of patents previously subject to Non-Exclusive License Agreements.  Effective September 24, 2010, the Company finalized and executed terms of the purchase from CRC for payment of $25,500 and 371,250 shares of the Company’s common stock.   In addition, the CRC is entitled to a percentage of future sales amounting to $8,250 of products the Company is to receive in conjunction with two patent infringement lawsuits settled in the third quarter of 2010.  For financial reporting purposes the Company valued the group of patents at $0 which is the lower of CRC’s historical cost as compared to the fair market value of the stock.  Accordingly, the Company realized a $182,250 loss on the transaction comprised of $148,500 fair market value of the stock on the September, 30, 2010 grant date less the $0 historical cost, plus the $25,500 cash, plus the $8,250 liability.  See Other liabilities and accrued interest– related parties below for inclusion of the $8,250. By acquiring the IP the Company (i) has an opportunity to further develop the IP, (ii) has the ability to incorporate the IP into current and future products, and (iii) has the opportunity to license the IP to third parties. In addition, see Note 15. PATENT INFRINGEMENT SETTLEMENT for further discussion on income earned in the third quarter of 2010, from the Company’s successful settlement of several lawsuits for infringement of one of these patents.

Effective December 31, 2009, the Company entered into a Patent Purchase Agreement with Robert M. Carmichael, the Chief Executive Officer of the Company.  In exchange for the Intellectual Property (“IP), the Company granted Mr. Carmichael 400,000 shares of common stock.  For financial reporting purposes the Company valued the group of patents at $0 which is the lower of Mr. Carmichael’s historical cost as compared to the fair market value of the stock.  Accordingly, the Company realized a $100,000 loss on the transaction, the fair market value of the stock on the December 31, 2009, grant date less the $0 historical cost.  By acquiring the IP the Company (i) has an opportunity to further develop the IP, (ii) has the ability to incorporate the IP into current and future products, and (iii) has the opportunity to license the IP to third parties.

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

Loan conversion and other equity transactions – On September 30, 2010, the Company converted an $180,000 loan from Mikkel Pitzner, a consultant, to 818,182 shares of common stock.  Mr. Pitzner was also granted a warrant to purchase 147,727 shares of common stock at $.22 per shares exercisable through November 15, 2010 as part of the conversion.  The Company recognized $181,446 as interest expense on conversion: the fair market value of the Company’s stock on the date of conversion plus the fair market value of the warrant determined using the Black-Scholes valuation model, less the $180,000 value of the loan.  This transaction resulted in classification of Mr. Pitzner as a related party of the Company owning greater than 5% of the outstanding shares of common stock.

Effective October 1, 2009, the Company granted  Mr. Pitzner an option to purchase 75,000 shares of common stock for $25 per share pursuant to an Equity Incentive Plan..  The option expires five years from the date of grant. The option was valued at $18,750 using the Black-Scholes valuation model.  This amount was recognized as prepaid equity compensation and is being amortized over the one year term of the agreement for business advisory services. As of September 30, 2010, prepaid equity based compensation under this agreement totaled $0 since all services pursuant to the agreement had been provided. In addition, Mr. Pitzner was granted 100,000 shares of the Company’s common stock on March 3, 2010 pursuant to another consulting agreement.  The fair market value of the stock was $99,000 on the effective date of the agreement.  This amount was recognized as prepaid equity compensation and is being amortized over the one year term of the agreement for marketing advisory services. As of September 30, 2010, prepaid equity based compensation totaled $31,263 under the agreement and is reflected as a component of shareholders’ equity for the related consulting services as yet to be provided as of that date.  For the three and nine months ended September 30, 2010, the Company recognized combined consulting expense of  $35,951 and $85,445, respectively, under these  two agreements.

Other liabilities and accrued interest– related parties

Other liabilities and accrued interest– related parties consists of the following at:

	September 30, 2010	December 31, 2009

Accrued interest on Notes payable – related parties	23,493	$18,205
Due to Principals of Carleigh Rae Corp.	8,250	—
Accounts payable – 940 Associates, Inc.	—	365

Other liabilities – related parties	$31,743	$18,570

As of September 30, 2010, the Company was approximately fifteen months in arrears on accrued interest due under the Note payable to the Chief Executive Officer.  No default notice has been received and the Company plans to make payments as able.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $509,067 at September 30, 2010, consists of $329,526 accounts payable trade, $60,574 balance of legal expense that was a Company expense prior to the reverse merger with Trebor Industries, Inc., $83,461 accrued payroll and related fringe benefits, $18,978 accrued real estate taxes, $12,397  accrued interest, and $4,131 other accrued liabilities.

Accounts payable and accrued liabilities of $391,767 at December 31, 2009, consists of $232,065 accounts payable trade, $60,574 balance of legal expenses that was a Company expense prior to the reverse merger with Trebor Industries, Inc., $69,981 accrued payroll and related fringe benefits, $24,000 accrued real estate taxes, $1,542 accrued interest, and $3,605 other accrued liabilities.

8.	OTHER LIABILITIES

Other liabilities of $2,167and $2,921, at September 30, 2010, and December 31, 2009, respectively, consists of on-line training liability.

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

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	NOTES PAYABLE

Notes payable consists of the following as of September 30, 2010:

Term loan secured by a second mortgage on the real property of the Company with a carrying value of $1,127,852 at September 30, 2010, interest rate at 6.50% per annum, due in monthly principal and interest payments of $1,200 with a balloon payment due February 12, 2011.	$199,239

Promissory note payable secured by a first mortgage on the real property of the Company having a carrying value of $1,127,852 at September 30, 2010, interest at 6.99% per annum, due in monthly principal and interest payments of $9,038, maturing on January 22, 2022.	854,984

1,054,223

Less amounts due within one year	1,054,223

Long-term portion of notes payable	$—

As of September 30, 2010, principal payments on the notes payable are as follows:

2010	$1,054,223
2011	—
2012	—
2013	—
2014	—
Thereafter	—

$1,054,223

The Company converted its revolving line of credit that matured on December 2, 2009 into the above term loan that matures on February 12, 2011. As part of the conversion, the Company granted the bank a second mortgage on the underlying security. Accordingly, the Company converted GKR Associates, LLC’s secured position from second to third position. As of September 30, 2010, the Company was two months in arrears on payments to its first mortgage lender on the property. On September 15, 2010, the Company received a default letter from the bank demanding both the first and second mortgage (which it also holds), be brought current by October 15, 2010. Under the terms of the default notice, if the Company failed to bring the loans current by October 15, 2010, the Bank would accelerate as due the full principal and accrued interest due under both notes, as well as initiate collection and legal action. Because the Company did not anticipate cure of the defaults without restructure of the debt, the Company reclassified the full balance of the debt to current knowing a restructure by October 15, 2010, was unlikely. See Note 18. SUBSEQUENT EVENTS for further discussion of this matter.

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

On August 22, 2007, the Company adopted an Equity Incentive Plan (the “Plan”).  Under the Plan, Stock Options may be granted to Employees, Directors, and Consultants in the form of Incentive Stock Options or Nonstatutory Stock Options.  Stock Purchase Rights, time vested and/performance invested Restricted Stock, and Stock Appreciation Rights and Unrestricted Shares may also be granted under the Plan.  The initial maximum number of shares that may be issued under the Plan shall be 400,000 shares, and no more than 100,000 Shares of Common Stock may be granted to any one Participant with respect to Options, Stock Purchase Rights and Stock Appreciation Rights during any one calendar year period.  Common Stock to be issued under the Plan may be either authorized and unissued or shares held in treasury by the Company.  The term of the Plan shall be ten years.  The Board of Directors may amend, alter, suspend, or terminate the Plan at any time.

Effective December 31, 2008, the Company granted to certain key employees, consultants and officers, fully vested incentive stock options to purchase 210,000 shares of common stock under the Plan.  The fair value of the options was determined to be $31,650 using the using the Black-Scholes Model.  Accordingly, the Company recognized $31,650 as operating expense for the options as of December 31, 2008.

Effective October 1, 2009, the Company granted an option to a related party to purchase 75,000 shares of common stock under the plan. See Note 6. RELATED PARTY TRANSACTIONS – Loan conversion and other equity transactions for further discussion of this.

Effective December 1, 2009, stock options to purchase 115,000 shares of common stock were granted to certain consultants under the Plan.  The fair value of the options was determined to be $28,750 using the Black-Scholes valuation model.  The options having a term of five years were issued in conjunction with one-year consulting agreements for certain business, marketing and financial advisory services.  The stock options are in lieu of payment for these services and as such the Company is recognizing operating expense over the term of the agreements.  Accordingly, the Company recognized $7,168 and $21,5638 as operating expense for the options during the three and nine months ended September 30, 2010, respectively.  As of September 30, 2010, prepaid equity based compensation totaled $4,792 under the agreements and is reflected as a component of shareholders’ equity for the related consulting services as yet to be provided as of that date.

As of December 31, 2009 all Stock Options authorized under Plan had been granted.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	STOCK ISSUED FOR LEGAL SERVICES

Effective December 30, 2009, the Company granted 50,000 shares of restricted common stock to an outside attorney for certain legal and advisory services provided in 2009. The stock was valued at the fair market price on the effective date of grant, or $12,500.  The agreement underlying the stock as granted did not assign a stated value to the services rendered.  Accordingly, the Company recognized $12,500 for the year ended December 31, 2009, as legal expense associated with the stock issue.  See Note 12. Stock Warrants for a discussion of the warrants granted.

Pursuant to an Agreement and Release dated February 9, 2010, the Company granted 52,140 shares of restricted common stock to an outside attorney for legal and advisory services valued at $13,035 provided through December 31, 2009.  The effective date of the Agreement was December 31, 2009.  Accordingly, the stock granted was valued at the fair market price on the date of the Agreement, or $51,619.  As of December 31, 2009, $13,035 was recognized as legal expense, and $38,584 was recognized as a loss on the transaction.

12.	STOCK WARRANTS ISSUED FOR LEGAL SERVICE

Effective December 30, 2009, the Company issued to an outside attorney warrants to purchase 100,000 shares of restricted common stock for certain legal and advisory services to be performed in 2010, as evidenced by a signed proposal.  The warrants are exercisable at fair market value as of the date of grant, and will vest in two tranches of 50,000 each, on September 30, 2010 and December 31, 2010, respectively.  In addition, the agreement provides for a cashless exercise of the tranches.  The fair value of the warrants was determined to be $25,000 using the Black-Scholes valuation model.  The stock warrants are in lieu of payment for these services and as such the Company will recognize operating expense over the term of the agreement.  Accordingly, the Company recognized $6,250 and $18,750 as operating expense for the three and nine months ended September 30, 2010, respectively.  As of September 30, 2010, the first tranche of warrants were unexercised.

13.	STOCK ISSUED FOR CONSULTING SERVICES

From April 16, through September 30, 2010, the Company granted a combined 640,316 shares of restricted common stock to eight consultants pursuant to individual consulting agreements.  The consulting services provided for include predominantly management advisory services in the areas of sales, marketing, public relations, financing, and business development. Grant of the stock was in lieu of payment for these services.  The length of consulting services under the agreements ranges from completed during the second quarter of 2010 through one year from effective transaction date, or July 1, 2011.  The majority of the agreements expire on December 31, 2010.  The Company recorded the transactions at the fair market value of the stock on the effective date of each transaction.  The Company is recognizing operating expense over the term of the agreements.  Accordingly, the Company recognized $35,923 and $101,267 as operating expense under the agreements for the three and nine months ended September 30, 2010, respectively. As of September 30, 2010, prepaid equity based compensation under these agreements totaled $83,599 and is reflected as a component of shareholders’ equity for the related consulting services as yet to be provided as of that date.

14.	OFFERING AGREEMENT AND INDEPENDENT CONSULTANT AND ADVISORY AGREEMENT

Effective December 31, 2009, the Company signed an independent consulting and advisory agreement with a registered broker dealer.  Effective as of the end of the first quarter of 2010, these agreements were terminated without liability or associated cost to the Company.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15.	PATENT INFRINGEMENT SETTLEMENTS

In August 2010, the Company settled several lawsuits for infringement of one of the Company’s patents. The Company recorded $206,950 as other income that was settled in cash and inventory credits. The Company granted non-exclusive license of its patent to the settling parties along with future licensing and purchasing terms. In exchange, the Company was granted exclusive distributor rights in the United States for certain of the products of the settling parties, as well as non-exclusive distributor rights for others. The Company acquired the subject patent from the Carleigh Rae Corporation, a related party, in 2010, and it is discussed in Note 6. RELATED PARTY TRANSACTIONS, Patent purchase agreements.

16.	INCOME TAXES

The components of the provision for income tax benefit are as follows for the three months ended:

	September 30, 2010	September 30, 2009
Current taxes
Federal	$—	$—
State	—	—
Current taxes	—	—
Change in deferred taxes	(57,749)	(25,675)
Change in valuation allowance	18,794	(181)

Provision for income tax (benefit) expense	$(38,955)	$(25,856)

The components of the provision for income tax benefit are as follows for the nine months ended:

	September 30, 2010	September 30, 2009
Current taxes
Federal	$—	$3,706
State	—	(5,184)
Current taxes	—	(1,478)
Change in deferred taxes	(246,506)	(133,478)
Change in valuation allowance	111,935	14,358

Provision for income tax (benefit) expense	$(134,571)	$(120,598)

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

16.	INCOME TAXES (continued)

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at September 30, 2010:

Deferred tax assets:
Equity based compensation	$33,362
Allowance for doubtful accounts	3,400
Depreciation and amortization timing differences	11,817
Net operating loss carryforward	312,166
On-line training certificate reserve	758
Total deferred tax assets	361,503
Valuation allowance	(184,028)

Deferred tax assets net of valuation allowance	177,475

Less deferred tax assets – non-current, net of valuation allowance	177,096

Deferred tax assets – current, net of valuation allowance	$379

The effective tax rate used for calculation of the deferred taxes as of September 30, 2010 was 34%.  The Company has established a valuation allowance against deferred tax assets of $184,028 due to the uncertainty regarding realization, comprised primarily of a 64% reserve against the deferred tax assets attributable to the equity based compensation, a 100% reserve against the allowance for doubtful accounts, and a 50% reserve against the net operating carryforward and depreciation and amortization timing differences.

The significant differences between the statutory tax rate and the effective tax rates for the Company for the nine months ended are as follows:

	September 30, 2010	September 30, 2009
Statutory tax rate benefit	—%	—%
Increase (decrease) in rates resulting from:
Net operating loss carryforward or carryback	(29)%	(29)%
Equity based compensation and loss	1%	(6)%
Book/tax depreciation and amortization differences	(1)%	—%
Change in valuation allowance	13%	4%
Other	—%	—%
Effective tax rate benefit	(16)%	(31)%

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

16.	INCOME TAXES (continued)

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2009:

Deferred tax assets:
Stock options	$33,527
Allowance for doubtful accounts	10,540
Net operating loss carryforward	72,382
On-line training certificate reserve	438
Total deferred tax assets	116,887
Valuation allowance	(72,095)

Deferred tax assets net of valuation allowance	44,792

Less deferred tax assets – non-current, net of valuation allowance	44,573

Deferred tax assets – current, net of valuation allowance	$219

Deferred tax liability
Depreciation and amortization timing differences	$1,888

Less deferred tax liability – non-current	1,888

Deferred tax liability – current	$—

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

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

18.	SUBSEQUENT EVENT

On October 15, 2010, the Company did not cure defaults on its first and second mortgages as per a default notice from the lender.   The Company was two months in arrears on payments to its first mortgage lender on the property as of  September 30, 2010.  On September 15, 2010, the Company received a default letter from the bank demanding both the first and second mortgage (which it also holds), be brought current by October 15, 2010.   Under the terms of the default notice, if the Company failed to bring the loans current by October 15, 2010, the bank would accelerate as due the full principal and accrued interest due under both  notes, as well as initiate collection and legal actions.  Since default, The Company has been negotiating with the bank to cure the defaults through restructure of its debt.

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

Results of Operations for the Three Months Ended September 30, 2010, As Compared To the Three Months Ended September 30, 2009

Net revenues.  For the three months ended September 30, 2010, we had net revenues of $561,887 as compared to net revenues of $610,884 for the three months ended September 30, 2009, a decrease of $48,997, or 8.02%.  The net decrease is attributable to a decrease in tankfill system sales of approximately $90,000, partially offset by an increase in hookah system and related sales of approximately $40,000.  The increase in hookah system and related sales is primarily attributable to approximately $52,000 increase in sales of the Company’s new variable speed diving systems, both electric and battery powered.  The Company believes the depressed state of the economy continues to negatively impact overall sales as is seen by the decline in tankfill system sales.  The Company’s products are largely non-essential, disposable income type items, and therefore are more likely to be sacrificed by consumers in preference for essential goods during depressed economic conditions.

Cost of net revenues.  For the three months ended September 30, 2010, we had cost of net revenues of $395,121 as compared with cost of net revenues of $424,449 for the three months ended September 30, 2009, a decrease of $29,328, or 6.91%.   Cost of materials was lower by approximately $18,000 as a result of a decrease in net revenues and remained fairly constant as a percentage of net revenues. The remainder of the net decrease is attributable to various other individually insignificant increases and decreases in other costs of net revenues.

Gross profit.  For the three months ended September 30, 2010, we had a gross profit of $166,766 as compared to gross profit of $186,435 for the three months ended September 30, 2009, a decrease of $19,669, or 10.55%.  The decrease is primarily attributable to the decrease in net revenues.

Operating expenses.  For the three months ended September 30, 2010, we had total operating expenses of $380,253 as compared to total operating expenses of $232,492 for the three months ended September 30, 2009, an increase of $147,761, or 63.56%.  The $147,761 increase is due to an increase in selling, general and administrative costs of $148,346 net of $585 decrease in research and development costs as compared to the same period in 2009.  The net increase in sales, general and administrative costs for the quarter ended September 30, 2010, as compared to the same period in 2009 is primarily attributable to an increase of approximately $147,000 consulting expense for business, marketing, legal, and financial advisory services, the majority of which was in the form of equity based compensation.

Other expense, net.  For the three months ended September 30, 2010, we had other expense, net of $170,830 as compared to other expense, net of $27,381 for the three months ended September 30, 2009, an increase of $143,443, or 523.90%.  This account is comprised of other (income) expense, net, and interest expense.  Interest expense for the period increased $170,897 and other income, net increased $27,448.  Other (income) expense, net, is comprised of transactions that are generally of a non recurring nature.  The increase in interest expense of $170,897 was primarily attributable to approximately $181,000 incremental common stock and warrants granted upon conversion of $180,000 loan payable, and was partially offset by interest reduction due to amortizing principal balances, and adjustment between interest and principal on related party note.  The increase in other income, net, of $27,448 is primarily comprised of gain on patent infringement settlement of approximately $207,000 offset by approximately $182,000 of loss and other expenses associated with purchase of patents underlying the settlement.

Provision for income tax benefit.  For the three months ended September 30, 2010, we had a provision for income tax benefit of $38,955, as compared to $25,856 for the three months ended September 30, 2009, an increase in provision for income tax benefit of $13,099, or 50.66%.  The increase is primarily a result of the increase in deferred tax asset associated with the increase in net loss carryforward for the period.

Net loss.  For the three months ended September 30, 2010, we had net loss of $345,362 as compared to net loss of $47,582 for the three months ended September 30, 2009, an increase of $297,780, or 625.82%.  The increase in net loss is attributable to $19,669 decrease in gross profit, $147,761 increase in operating expenses, $143,449 increase in other expenses, net, and $13,099 increase in provision for income tax benefit.

Results of Operations for the Nine Months Ended September 30, 2010, As Compared To the Nine months Ended September 30, 2009

Net revenues.  For the nine months ended September 30, 2010, we had net revenues of $1,684,135 as compared to net revenues of $1,692,037, for the nine months ended September 30, 2009, a decrease of $7,902, or less than 1%.  While net revenue during the current period is fairly consistent with prior period, the sales composition is different.  Tankfill system sales declined approximately $87,000 for the nine months ended September 30, 2010 as compared to the same period in 2009.  Hookah system and related sales increased approximately $89,000 for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.  The increase in hookah system and related sales is primarily attributable to approximately $70,000 increase in sales of the Company’s new variable speed diving systems, both electric and battery powered. The Company believes the depressed state of the economy continues to negatively impact sales as is seen by the decline in tankfill system sales.  The Company’s products are largely non-essential, disposable income type items, and therefore are more likely to be sacrificed by consumers in preference for essential goods during depressed economic conditions.

Cost of net revenues.  For the nine months ended September 30, 2010, we had cost of net revenues of $1,279,629 as compared with cost of net revenues of $1,231,984 for the nine months ended September 30, 2009, an increase of $47,645, or 3.87%.  The increase in cost of net revenues during the nine months ended September 30, 2010, is primarily attributable to  approximately $50,000 or, 3% increase in cost of materials as a percentage of net revenues over the same period in 2009.

Gross profit.  For the nine months ended September 30, 2010, we had a gross profit of $404,506 as compared to gross profit of $460,053 for the nine months ended September 30, 2009, a decrease of $55,547 or 12.07%.  This decrease is primarily attributable to increase in material costs as a percentage of net revenues for the nine months ended September 30, 2010, as compared to the same period in 2009.

Operating expenses.  For the nine months ended September 30, 2010, we had total operating expenses of $1,022,707 as compared to total operating expenses of $705,287 for the nine months ended September 30, 2009, an increase of $317,420, or 45.01%.  The $317,420 increase is due to an increase in selling, general and administrative costs of $312,712, and an increase in research and development expenses of $4,708 for the nine months ended September 30, 2010, as compared to the same period in 2009.  The increase in research and development was primarily for allocation of salaries for additional time spent on research and development activities during the period.  The net increase in sales, general and administrative costs for the nine months ended September 30, 2010 as compared to the same period in 2009 is primarily attributable to an increase of approximately $272,000 consulting expense for business, marketing, legal, and financial advisory services, the majority of which was in the form of equity based compensation.   The equity based compensation resulted from consulting agreements entered into beginning in the fourth quarter of 2009 through the second quarter of 2010.  The remainder of the net increase is attributable to various other individually insignificant increases and decreases in other selling, general and administrative expenses.

Other expense, net.  For the nine months ended September 30, 2010, we had other expense, net of $221,626 as compared to other expense, net of $140,830 for the nine months ended September 30, 2009, a decrease of $80,796, or 57.37%.  This account is comprised of other (income) expense, net, and interest expense.  Interest expense for the period increased $174,680 and other income, net increased $93,884.  Other (income) expense, net, is comprised of transactions that are generally of a non recurring nature. The increase in interest expense of $174,680 was primarily attributable to approximately $181,000 incremental common stock and warrants granted upon conversion of $180,000 loan payable, and was partially offset by interest reduction due to amortizing principal balances, and adjustment between interest and principal on related party note. The increase in other income, net, of $93,884 is primarily comprised of gain on patent infringement settlement of approximately $207,000 offset by approximately $182,000 of loss and other expenses associated with purchase of patents underlying the settlement during the nine months ended September, 30, 2010, and without a comparable $63,000 loss on purchase of patents as occurred during the nine months ended September 30, 2009.

Provision for income tax benefit.  For the nine months ended September 30, 2010, we had a provision for income tax benefit of $134,571 as compared to $120,598 for the nine months ended September 30, 2009, an increase in provision for income tax benefit of $13,973, or 11.59%.  The increase is primarily a result of the increase in deferred tax asset associated with the increase in net loss carryforward for the period.

Net loss.  For the nine months ended September 30, 2010, we had net loss of $705,256 as compared to net loss of $265,466 for the nine months ended September 30, 2009, an increase of $439,790, or 165.67%.  The increase in net loss is attributable to $55,547 decrease in gross profit, $317,420 increase in operating expenses, $80,796 increase in other expenses, net, and $13,973 increase in provision for income tax benefit.

Liquidity and Capital Resources

As of September 30, 2010, the Company had cash and current assets of $740,691 and current liabilities of $1,880,926 or a current ratio of .39.  This represents a working capital deficit of $1,140,235.  As of December 31, 2009, the Company had cash and current assets of $704,629 and current liabilities of $859,066, or a current ratio of .82.

The accompanying consolidated financial statements contained herein assume the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these financial statements. However, we have incurred losses since 2009, and expect to have losses into a portion of 2011. We have had a working capital deficit since 2009. In the third quarter of 2010, the Company also defaulted on its first mortgage resulting in an automatic default on its second mortgage further discussed in Note 9. NOTES PAYABLE of the Company’s notes to line consolidated financial statements contained herein.

During the third quarter of 2010, the Company settled several lawsuits for infringement of one of the Company’s patents. The settlement was in the form of cash and inventory credits, and the Company was granted exclusive distributor rights in the United States for certain of the products of the settling parties, as well as non-exclusive distributor rights for others as further discussed in Note 15. PATENT INFRINGEMENT SETTLEMENTS of the Company’s notes to the consolidated financial statements contained herein. In addition, the Company introduced some of its own new products to market in mid 2010, the variable speed electric and battery powered diving units. We believe the combined addition of these products to complement the sales of our other products will allow us to generate enough sales to supply us with sufficient working capital in the future. However, we do not expect that our existing current cash flow will be sufficient to fund our presently anticipated operations beyond the first quarter of 2011. This raises substantial doubt about our ability to continue as a going concern.

We will need to raise additional funds and are currently exploring alternative sources of financing. We are in the process of negotiating with our mortgage lender for debt restructure to reduce our payments and cure of our defaults. The Company believes it will cure this default in the fourth quarter of 2010; however, there can be no assurances. We have implemented some cost saving measures and will continue to explore more to reduce operating expenses.

If we fail to raise additional funds when needed, are not able to renegotiate our bank loans, or do not have sufficient cash flows from sales, it may have a material adverse effect on the Company. The accompanying consolidated financial statements included herein do not include any adjustments that may result from the outcome of this uncertainty.

The Company does not anticipate any significant purchases of equipment during fiscal year 2010. The number and level of employees at September 30, 2010 is deemed adequate to maintain the Company's operations for at least the next 12 months.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives.  Based on the evaluation, the Company determined it failed to timely file an 8K with regard to an Asset Purchase Agreement with the Carleigh Rae Corporation (“CRC”), a related party. The CRC transaction is  discussed below in Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, and is disclosed in the notes to the Company’s Financial Statements for the period covered by this report included herein.   The Company is currently in the process of drafting these documents and will institute additional internal control procedures to remedy this noted internal control deficiency.  Other than this noted deficiency, the Company’s Principal Executive Officer/Principal Accounting Officer has concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the end of period covered by this report.

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

During  the three months ended September 30, 2010, the Company issued 7,118 shares of restricted common stock to a consultant pursuant to a consulting agreement for financial services provided.  The securities were issued without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(2).  The securities were issued with a legend restricting their transferability absent registration of applicable exemption.

Effective September 24, 2010, the Company entered into an Asset Purchase Agreement with Carleigh Rae Corp., a Florida corporation (“CRC”), pursuant to which the Company acquired seven granted U.S. Patents and three pending U.S. Parents, relating to water safety and survival products, including, but not limited to, devices incorporated into life jackets, personal flotation devices, scuba tanks and BCs (the “Intellectual Property”).  In consideration of the Intellectual Property, the Company issued the shareholders of CRC an aggregate of 371,250 shares of common stock of the Company and made a cash payment of an aggregate of $25,500 to the shareholders.  Robert Carmichael, the Company’s chief executive officer and director, also serves as an officer and director of CRC and is a shareholder of CRC.  As such, Mr. Carmichael received 185,625 shares of common stock and $8,500 in connection with the Agreement.  In addition, .   In addition, CRC is entitled to a percentage of future sales amounting to $8,250 of products the Company is to receive in conjunction with two patent infringement lawsuits settled in the third quarter of 2010.  For financial reporting purposes the Company valued the group of patents at $0 which is the lower of CRC’s historical cost as compared to the fair market value of the stock.  Accordingly, the Company realized a $182,250 loss on the transaction comprised of $148,500 fair market value of the stock on the September, 30, 2010, grant date less the $0 historical cost, plus the $25,500 cash, plus the $8,250 liability. By acquiring the IP the Company (i) has an opportunity to further develop the IP, (ii) has the ability to incorporate the IP into current and future products, and (iii) has the opportunity to license the IP to third parties. The shares issued to the CRC shareholders were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. The shares contain a legend restricting their transferability absent registration or applicable exemption.

On September 30, 2010 the Company issued 818,182 shares of restricted common stock pursuant to the conversion of an $180,000 loan to an individual.  Also, as part of the same transaction, the Company granted this same individual a warrant to purchase 147,727 shares of restricted common stock for $.22 per share by November 15, 2010.  The transaction resulted in classification of this individual as a related party of the Company owning greater than 5% of the outstanding shares of common stock.  The securities were issued without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(2).  The securities were issued with a legend restricting their transferability absent registration of applicable exemption.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description	Location

2.2	Merger Agreement, dated June 18, 2002 by and among United Companies Corporation, Merger Co., Inc. and Avid Sportswear & Golf Corp.	Incorporated by reference to Exhibit 2.02 Amendment No. 1 to Form S-4 filed June 24, 2002.

2.3	Articles of Merger of Avid Sportswear & Golf Corp. with and into Merger Co., Inc.	Incorporated by reference to Exhibit 2.03 Amendment No. 1 to Form S-4 filed June 24, 2002.

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of 10-Q for the quarter ended September 30, 2009 filed on November 13, 2009.

3.2	Articles of Amendment	Incorporated by reference to the appendix to the Company's Definitive Information Statement on Schedule 14C filed July 31, 2007.

3.3	Articles of Amendment Authorization of Preferred Stock	Incorporated by reference to Schedule 14C filed on June 1, 2010

3.4	Bylaws	Incorporated by reference to Exhibit 3.04 to the Registration Statement on Form 10-SB.

5.1	2007 Stock Option Plan	Incorporated by reference to the appendix to the Company's Definitive Information Statement on Schedule 14C filed July 31, 2007.

10.1	Share Exchange Agreement, dated March 23, 2004 by and among the Company, Trebor Industries, Inc. and Robert Carmichael	Incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K filed April 9, 2004

10.2	Non-Exclusive License Agreement – BC Keel Trademark	Incorporated by reference to Exhibit 10.18 to Form 10QSB for the quarter ended September 30, 2005 filed August 15, 2005.

10.3	Exclusive License Agreement - Brownie's Third Lung, Brownie's Public Safety, Tankfill, and Related Trademarks and Copyrights	Incorporated by reference to Exhibit 10.20 to Form 10QSB for the quarter ended September 30, 2005 filed August 15, 2005.

10.4	Non-Exclusive License Agreement - Garment Integrated or Garment Attachable Flotation Aid and/or PFD	Incorporated by reference to Exhibit 10.22 to Form 10QSB for the quarter ended September 30, 2005 filed August 15, 2005.

10.5	Non-Exclusive License Agreement - SHERPA Trademark and Inflatable Flotation Aid/Signal Device Technology	Incorporated by reference to Exhibit 10.24 to Form 10QSB for the quarter ended September 30, 2005 filed August 15, 2005.

10.6	Non-Exclusive License Agreement - Tank-Mounted Weight, BC or PFD-Mounted Trim Weight or Trim Weight Holding System	Incorporated by reference to Exhibit 10.25 to Form 10QSB for the quarter ended September 30, 2005 filed August 15, 2005.

10.7	Exclusive License Agreement – Brownie’s Third Lung and Related Trademarks and Copyright	Incorporated by reference to Exhibit 10.26 to Form 10KSB for the year ended December 31, 2006 filed April 4, 2007.

10.8	Agreement for Purchase and Sale of Property Between Trebor Industries, Inc. and GKR Associates, Inc. dated February 21, 2007	Incorporated by reference to Exhibit 10.28 to Form 10KSB for the year ended December 31, 2006 filed April 4, 2007.

10.9	First Mortgage dated February 22, 2007 between Trebor Industries, Inc. and Colonial Bank	Incorporated by reference to Exhibit 10.29 to Form 10KSB for the year ended year ended December 31, 2006 filed April 4, 2007.

10.10	Note dated February 22, 2007 payable to GKR Associates, Inc.	Incorporated by reference to Exhibit 10.30 to Form 10KSB for the year ended year ended December 31, 2006 filed April 4, 2007.

10.11	Second Mortgage dated February 22, 2007 between Trebor Industries, Inc. and GKR Associates, LLC.	Incorporated by reference to Exhibit 10.31 to Form 10KSB for the year ended year ended December 31, 2006 filed April 4, 2007.

10.12	Promissory Note dated January 1, 2007 payable to Robert M. Carmichael.	Incorporated by reference to Exhibit 10.32 to Form 10KSB for the year ended year ended December 31, 2006 filed April 4, 2007.

10.13	Asset Purchase Agreement between Trebor Industries, Inc. and Robert Carmichael.	Incorporated by reference to Form 8K filed on August 1, 2008.

10.14	Asset Purchase Agreement between Trebor Industries, Inc. and Robert Carmichael.	Incorporated by reference to Form 8K filed on March 5, 2009.

10.15	Asset Purchase Agreement between Trebor Industries, Inc. and Robert Carmichael.	Incorporated by reference to Form 8K filed on January 19, 2010.

10.16	Loan Conversion for Restricted Common Stock	Incorporated by reference to Form 8K filed on October 5, 2010.

10.17	Asset Purchase Agreement between Trebor Industries, Inc. and the Carleigh Rae Corporation	To be filed.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith.

32.1	Certification Pursuant to Section 1350	Provided herewith.

32.2	Certification Pursuant to Section 1350	Provided herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 22, 2010	Brownie’s Marine Group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer, Chief Financial Officer/Principal Accounting Officer