Form 10-K
period 2010-12-31
Brownie's Marine Group, Inc
filed 2011-05-17
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

(MARK ONE)

☑           Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)
Yes  ☐      No  ☒

The aggregate market value of the Company's voting stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter June 30, 2010, was approximately $450,826 based on the average closing bid and asked price of such stock on that date as quoted on the Over the-Counter Bulletin Board.

There were 26,813,414 shares of common stock outstanding as of April 30, 2011.

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

PART I

Item 1.               Business.

Overview

Brownie’s Marine Group, Inc., a Nevada corporation (formerly United Companies Corporation) (referred to herein as “BWMG”,“the Company”, “we”, or “Brownie’s”), does business through its wholly owned subsidiary, Trebor Industries, Inc., d/b/a Brownie’s Third Lung, a Florida corporation.  The Company designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and Nitrox Generation Systems, and scuba and water safety products.  BWMG sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility located at 940 N.W. 1st Street, Fort Lauderdale, Florida 33311. The Company’s common stock is quoted on the OTCBB under the symbol “BWMG”. The Company’s website is www.Browniesmarinegroup.com.

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

The Company holds numerous patents and has a dedicated product development and intellectual property program.  For the Company, 2009 and 2010 produced milestone achievements in core technologies that translated into new product development.  We believe the release of new products will clearly establish Brownie’s as the leader in the diving industry.

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

Brownie’s Third Lung hookah systems have long been a dominant figure in gasoline powered, high-performance, and feature rich hookah systems. Taking full advantage of the proprietary compressor system, a complete series of traditional “fixed speed” electric compressors were developed for the built-in-boat market in 2005. Brownie’s has never offered for sale a floating battery powered hookah due to the inadequate performance/runtime afforded by previous technology. After years of inventing, testing and development, Brownie’s introduced multiple battery powered models in 2010 that we believe provide performance and runtimes as great as 300% better than the best device on the market at the end of 2009. Our battery powered hookah system  provides divers with gasoline-free all day shallow diving experiences. We believe the multiple inventions incorporated into the development of this product will produce multiple patents over the next few years.  The Company has begun the patent application process.

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

Brownie’s Public Safety designs, manufactures, distributes, and sells the RES (Rapid Entry System)/ HELO™ system, a complete mini SCUBA system designed for quick water rescues.  The HELO tm system can be donned in less than 60 seconds and stored in a briefcase-size padded bag.  Brownie's Public Safety recently introduced the GI-PFD™ (Garment Integrated Personal Flotation Device™) System for body armor flotation. This system can reliably support the distressed or unconscious wearer in a true life-saving position.  This patented device addresses a heretofore unaddressed need; law-enforcement, coast guard and military personnel are beginning to wear heavy (life-threatening in the water) body armor during waterborne patrol, inspection, and surveillance missions.  The system helps the personnel float in heavy armor, hopefully saving their lives. Multiple avenues of revenue generation are being explored for this unique product group in an effort to maximize value to the Company.

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

Brownie’s management has prior experience with the purchase and operation of dive shops in north and south Florida (prior to Brownie’s Marine Group, Inc. with above standard results).  Based on management experience, the Company believes that a unique retail strategy can be employed to increase profitability in many existing retail locations, some that are existing dealers, and to co-locate and partner in existing outdoor retail establishments and to expand to new locations as time and conditions permit.

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

The boating industry has been hard hit by the economic downturn coupled with the recent increase in fuel prices.  We will work with boaters to enhance their on-water experience by exploiting the diving activities that they can easily add as an accessory to their investment in boating. Brownie’s OEM BIAS program will improve the overall value at the manufacturing level and consumer experience by elimination of waste during the design/build phase. They can blow their horns, open air-powered doors and dive directly from a BIAS package.

Finally, we will work with authentic ecotourism promoters and providers to help protect our natural resources world while carefully exploring them. We believe these markets offer tremendous potential to Brownie’s future growth.  Further, we believe the following points indicate the inherent attractiveness to the Brownie’s brand:

Divers

•
Studies indicate that there are between 1.6 and 2.4 million active divers in the United States, with a 25% increase between 1997 and 2006. [(source: Professional Association of Dive Instructors (PADI) / Dive Equipment Manufacturers Association (DEMA)]

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

Boaters

•
Use increased in outboard, inboard and stern drive boats from 1997-2006.  The number of boats in use increased from 16.23 million in 1997 to 17.73 million in 2006, an increase of 1.5 million boats in use.  [(source:  United States Coast Guard (USCG) /  National Marine Manufacturers Association (NMMA)]

•	Almost 73 million adults went boating in the US in 2006; this represents 32.1 % of the adult population. (source: NMMA)

Tourism: “Travel undertaken for pleasure” (source: International Ecotourism Society)

As the largest business sector in the world economy, the travel & tourism industry is responsible for over 230 million jobs and over 10% of the gross domestic product worldwide.  In over 150 countries, tourism is one of five top export earners. In 60 countries, tourism is the number one export.

Global Growth of Tourism:

•	1950: 25 million tourist arrivals.

•	1990’s: Tourism grew globally at 7% per year.
•	2004: 760 million tourism arrivals corresponded to a 10% global growth.
•	2005: The number of international tourist arrivals recorded worldwide grew by 5.5% and exceeded 800 million for the first time ever.
•	2020: Global tourism is forecast to reach 1.56 billion international arrivals.

Ecotourists (source: www.ecotourism.org)

Size of Global Ecotourism:

•	Beginning in the 1990s, ecotourism has been growing 20% - 34% per year
•	In 2004, ecotourism/nature tourism was growing globally 3 times faster than the tourism industry as a whole.
•	Nature tourism is growing at 10%-12% per annum in the international market.
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

Patents

The Company owns a number of patents acquired as follows:

In the first quarter of 2010, the Carleigh Rae Corporation (herein referred to as “CRC”), an entity that the Company’s Chief Executive Officer has an ownership interest, transferred ownership rights to the Company of patents previously subject to Non-Exclusive License Agreements.  Effective September 24, 2010, the Company finalized and executed terms of the purchase from CRC.

Effective December 31, 2009, the Company acquired from Mr. Carmichael six patents, four issued and the rights to intellectual property in progress.  The four issued patents relate to Inflatable dive marker and collection bags.  The intellectual property in progress relates to a three dimensional dive flag, and a novel dive raft and float system for divers.

Effective March 3, 2009 the Company acquired from Mr. Carmichael, six other patents both issued and pending, some previously licensed by the Company.  These patents were acquired from Mr. Carmichael in exchange for stock options.  The patents include the patents on the Drop Weight Cummerbelt, a filed dive belt patent, and a series of filed patents on a Buoyancy Compensator, Utility Backpack, Transport Harness or Like Garment with Adjustable One Size Component for Use by a Wide Range of Individuals  The transactions are further detailed in the Related Party and the Subsequent Event Notes to the year end 2009 financial statements.  Mr. Carmichael believes that the equity based transfers of the Intellectual Property to the Company are in the best interest of the Company because by acquiring the Intellectual Property, the Company (i) eliminated an estimated $41,000 net discounted cash flows it would otherwise have had to pay related to the Intellectual Property through 2018, (ii) is provided with an opportunity to further develop the Intellectual Property, (iii) is provided with the ability to incorporate the Intellectual Property into current and future products, and (iv) is provided with the opportunity to license the Intellectual Property to third parties.

The Company owns a patent for an Active Control Releasable Ballast.  This patent is utilized in the drop weight cummerbelt.  The patent was acquired on July 31, 2008 from Robert Carmichael, the Chief Executive Officer of the Company.

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

Tradeshows

In 2010, the Company was represented either through their own presence or by a dealer at the following annual trade shows: Miami Yacht and Brokerage Show, The Fort Lauderdale International Boat Show, the Palm Beach Boat Show, the Seattle Boat Show and the Annapolis Boat Show. In 2009, the shows were limited to the Miami Yacht and Brokerage Show and the Fort Lauderdale International Boat Show.

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

Product Research and Development (R&D)

We continuously work to provide our customers with both new and improved products. We offer research and development services to not only the related entities we license our patents and trademarks from, but also to other customers as well. R&D services for customers and the related entities are invoiced in the normal course of business.  In addition, we are working on internal research and development projects as well as collaborating with others toward the goal of developing some of our own patentable products. Research and development costs for the year ended December 31, 2010 and 2009, were $135,593 and $64,508, respectively.

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

Customers

We are predominantly a wholesale distributor to retail dive stores, marine stores, and shipyards.  This includes approximately 250 active independent Brownie dealers.  We retail our products to including, but not limited to, boat owners, recreational divers and commercial divers.  The Company sells to three entities owned by the brother of Robert Carmichael, the Company’s Chief Executive officer: Brownie’s Southport Divers, Brownie’s Palm Beach Divers and Brownie’s Yacht Toys.  Combined sales to these entities for the years ended December 31, 2010 and 2009 represented 31.06% and 21.18%, respectively, of total net revenues.  Our largest customer and Brownie dealer is Brownie’s Southport Divers.  In addition, for the year ended December 31, 2009 sales to one unrelated customer represented 20.49% of total net revenues.  Sales to no other customers represented greater than 10% of net revenues for the years ended December 31, 2010 and 2009.

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

Personnel

We currently have seventeen (17) full time employees and (2) part time employee at our facility in Fort Lauderdale, Florida:  ten (10) are classified as exempt sales and administrative or management, and nine (9) are classified as nonexempt factory or administrative support. We utilize consultants when needed in the absence of available in-house expertise.  Our employees are not covered by a collective bargaining agreement.

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

Subsequent Events

Effective January 7, 2011, the Company ratified a technology and license agreement with commitment for purchase of inventory related to an agreement signed in 2010 which set pricing for products if minimum quantity purchases were met.  Since the Company did not purchase the minimum quantities, but desired to maintain the technology and licensing rights along with the pricing, it agreed to purchase the 2010 balance shortage in 2011, as well as the 2011 minimum quantities.  As part of this transaction, the Company issued a $76,000 convertible debenture for purchase of the product with $28,000 maturing on June 7, 2011 and $48,000 maturing on November 12, 2011.  The debenture bears interest as 5% per annum.  The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4)  highest closing bid prices over the preceding five (5) trading days.

On February 10, 2011, the Company borrowed $42,500 in exchange for a convertible debenture.  The debenture bears 8% interest per annum and matures on November 10, 2011.  Beginning 180 days after the date of the Debenture, the lender may convert the note to common shares at a 42% discount of the market price of the stock based on the average of the lowest three (3) closing bid prices on the date prior to the notice of conversion.  Furthermore, the conversion price shall be adjusted in the even the Company issues shares of common stock at a price per share less than the conversion price. The lender cannot convert an amount greater than 4.99% of the outstanding common stock at any one time.  The Company may prepay the debenture at any time before maturity at graduated amounts depending on the date of prepayment ranging from 130% to 150% of the debenture balance plus accrued and unpaid interest.  There is a $2,000 per day penalty for not timely delivering shares upon conversion notice.  Substantially all of such proceeds were paid to Branch Banking and Trust Company in connection with the Forbearance Agreement discussed below.

On February 18, 2011, the Company’s wholly owned subsidiary.  Trebor Industries, Inc., entered into a Forbearance Agreement with Branch Banking and Trust Company (“BBT”) for the promissory note in the principal amount of $1,000,000 in favor of BBT (the “Term Loan”) and the promissory note in the principal amount of $199,990.98 in favor of BBT (the “Second Note”).  The Term Loan and Second Note are collectively referred to as the “Secured Notes”.  The Secured Notes are secured by the Company’s Fort Lauderdale facilities and personally guaranteed by the Company’s chief executive officer.  As previously disclosed, the Company failed to bring the Secured Notes current and in January 2011 BBT accelerated the full principal and accrued interest due under the Secured Notes, as well as initiated collection and legal action.  The Forbearance Agreement effectively extends the maturity date of the Secured Notes to May 22, 2012.  The Secured Notes were consolidated under a Consolidated and Restated Promissory Note in the principal amount of $1,053,993.27, effective November 22, 2010 (the “Consolidated Note”).  The maturity date of the Consolidated Note is May 22, 2012  and may be prepaid at any time.  The interest rate on the Consolidated Note is 7.5% per annum.  Pursuant to the Forbearance Agreement the Company paid $33,000 to BBT at closing.  In addition to the monthly interest only payments required under the Consolidated Note, Trebor is required to pay BBT $6,028.24 by February 28, 2011 and monthly payments of approximately $3,555 on March 10, 2011, April 10, 2011 and May 10, 2011, to satisfy disbursements, costs and expenses associated with the Forbearance Agreement.

On April 21, 2011, the Company issued 425,000 shares of preferred stock, designated as Series "A" Convertible Preferred Stock, to Robert Carmichael, the Chief Executive of the Company at a price per share of $.001.  The issuance is in consideration of the forgiveness of $42,500 advanced by Mr. Carmichael to the Company.  The Preferred Stock may be converted to common stock at a rate of $.00001 per share, or 42,500,000 shares of common stock.  In addition, the Company granted Mr. Carmichael 20,000,000 shares of restricted stock in consideration of personal guarantees he provided to secure restatement and consolidation of the first and second mortgages of the Company.  The restrictions on the common stock will expire 50% on April 20, 2012, and 50% on April 20, 2013, if Mr. Carmichael continues as full time employment with the Company.

On April 4, 2011, a convertible debenture as discussed in Note 10. CONVERTIBLE DEBENTURES matured.  The Company did not pay the balance due under the debenture on that date, nor did the owner of the debenture provide notice for conversion to Common Shares.  Instead, as allowable per the terms of the debenture, the lender assigned his interest to a third party who assumed the agreement.  Through May 14, 2011, the new owner of the debenture has called for and been issued 900,000 shares under the agreement.

On March 9, 2011, the Company borrowed $50,000 in exchange for a convertible debenture maturing on March 9, 2012.  The Debenture bears 10% interest per annum.   The lender may at any time convert any portion of the debenture to common shares at a 30% discount of the “Market Price” of the stock based on the preceding 10 days weighted average prior to the notice of conversion.  The Company may prepay the debenture plus accrued interest at any time before maturity.  In addition, as further inducement for loaning the Company the funds, the Company granted the lender 50,000 warrants at $.25 and 100,000 warrants at $.35.

On May 3, 2011, the Company borrowed $300,000 in exchange for a convertible debenture which matures on May 5, 2012.  The debenture bears 10% interest per annum payable on November 5, 2011, and May 5, 2012.  The lender may at any time convert any portion of the Debenture to common shares at a 30% discount of the “Market Price” of the stock based on the average of the previous ten (10) days weighted average closing prices on the date prior to the notice of conversion.  The Company may prepay the Debenture plus accrued interest at any time before maturity.  In addition, as further inducement for loaning the Company the funds, the Company granted the lender 300,000 and 600,000  detachable warrants to purchase restricted shares of the Company’s common stock at $.25 and $.35 per share, respectively.

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

Our ability to continue as a going concern is in substantial doubt absent obtaining adequate new debt or equity financing and achieving sufficient sales levels.

We incurred net losses of approximately $1.19 million in 2010, and $.45 million in 2009. We anticipate these losses will continue for the foreseeable future. Additionally, we have negative cash flows from operations and negative working capital. This raises a substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon generating working capital and obtaining adequate new debt or equity financing. Because of our continuing losses, we may not have working capital to permit us to remain in business through the end of the year, without improvements in our cash flow from operations or new financing. Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses.

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

The corporate headquarters, factory and distribution center of the Company are located at 936/940 NW 1st Street, Ft. Lauderdale, FL  33311.  The facilities are comprised of approximately 16,000 square feet of space of which approximately 7,500 square feet is office, and the remainder is factory and warehouse space.  We believe that the facilities are suitable for their intended purpose, are being efficiently utilized and provide adequate capacity to meet demand for the foreseeable future.  The facilities are encumbered by a first mortgage.  In addition, another mortgage exists on the property subordinate to the first.  Information regarding the mortgages is disclosed in the Notes Payable and Related Party Notes to the Company’s year ended December 31, 2010 financial statements.

Item 3.	Legal Proceedings.

On March 18, 2011, a legal settlement was reached between the Estate of Lester Metz and Brownie’s Marine Group, Inc.  The settlement amount did not exceed the limits of the Company’s insurance coverage, and the Company admitted no fault or liability in the case.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities.

The Company’s common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “BWMG”.  The Company’s high and low bid prices by quarter during 2010 and 2009, as provided by the Over the Counter Bulletin Board are provided below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.  On April 18, 2011, the closing price of our common stock, as reported on the Over-the-Counter Bulletin Board, was $0.15 per share.

	Calendar Year 2011
	High Bid	Low Bid
First Quarter	$1.90	$.10

	Calendar Year 2010
	High Bid	Low Bid
First Quarter	$.99	$.25
Second Quarter	$2.50	$.28
Third Quarter	$.30	$.42
Fourth Quarter	$.30	$.05

	Calendar Year 2009
	High Bid	Low Bid
First Quarter	$.20	$.15
Second Quarter	$1.01	$.13
Third Quarter	$.25	$.25
Fourth Quarter	$.25	$.25

Holders of Common Stock

As of April 18, 2011, we believe the Company had in excess of 250 shareholders of record.

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

Sales of Unregistered Securities

During the period covered by this report, the Company sold securities without registration under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemption provided in Section 4(2) as described below.  The securities were issued with a legend restricting their transferability absent registration of applicable exemption.

Effective December 31, 2010, the Company issued 343,230 shares of stock to an outside attorney in settlement of a $34,323 legal expense debt.  The fair market value per share at December 31, 2010, was $.10.  Accordingly, the Company recognized no gain or loss on the transaction.

Effective November 27, 2010, the Company purchased exclusive rights for license of certain intellectual property from an unrelated party for an initial sum of $125,000.  Payment was in the form of a convertible debenture bearing simple interest of 10% per annum to accrue until maturity.  The debenture is convertible to common shares of the Company at May 27 2011, along with accrued interest at the option of the lender.  Conversion price per share is 30% discount as determined from the weighted average of the preceding 12 trading days’ closing market price.

Effective October 4, 2010, the Company converted an accounts payable for legal services to a $20,635 convertible debenture.  The debenture had a maturity date of April 4, 2011, and bore interest at 5% per annum.  At the option of the lender, the principal amount of the note plus any accrued interest may be converted in whole or in part into Common Stock at the conversion price per share of $.001 by written notice.  The debenture and the shares referenced within the debenture may be assignable in whole or in part to a third party at any time during the term.  The Company did not pay the balance due under the debenture on the maturity date, nor did the owner of the debenture provide notice for conversion to Common Shares.  Instead, as allowable per the terms of the debenture, the lender assigned his interest to a third party who assumed the agreement.  Through May 14, 2011, the new owner of the debenture has called for and been issued 900,000 shares under the agreement.

From April 16, through December 31, 2010, the Company granted a combined 674,932 shares of restricted common stock to eight consultants pursuant to individual consulting agreements.  The consulting services provided for include predominantly management advisory services in the areas of sales, marketing, public relations, financing, and business development. Grant of the stock was in lieu of payment for these services.  The length of consulting services under the agreements ranges from completed during the second quarter of 2010 through one year from effective transaction date, or July 1, 2011.  The majority of the agreements expire on December 31, 2010.  The Company recorded the transactions at the fair market value of the stock on the effective date of each transaction.  The Company is recognizing operating expense over the term of the agreements.  Accordingly, the Company recognized $179,337 as operating expense under the agreements for the year ended December 31, 2010.  As of December 31, 2010, prepaid equity based compensation under these agreements totaled $41,584 and is reflected as a component of shareholders’ equity for the related consulting services as yet to be provided as of that date.

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

Financial Performance

For the years ended December 31, 2010 and 2009, BWMG had net losses of $1,189,576 and $451,227, respectively.

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

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which occur.  Advertising and trade show expense incurred for the years ended December 31, 2010 and 2009, was $37,465 and $22,105, respectively.

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

For the years ended December 31, 2010, and 2009, the Company amortized prepaid stock based compensation associated with stock options granted October 1 and December 1, 2009.  See Note 13. EQUITY INCENTIVE PLAN for further discussion.  For the year ended December 31, 2010, the Company recorded stock based compensation associated with warrants granted on December 31, 2009.  See Note 12. STOCK WARRANTS ISSUED FOR LEGAL SERVICES for further discussion.  For the year ended December 31, 2010, the company granted stock for legal and consulting services.  See Note 11. STOCK ISSUED FOR LEGAL SERVICES, and Note 14. STOCK ISSUED FOR CONSULTING SERVICES. For the year ended December 31, 2010, the Company issued capital stock to the Carleigh Rae Corp, a related party which the Company’s Chief Executive Officer has a financial interest, upon finalization of a patent purchase agreement.  The Company granted stock options for the year ended December 31, 2009 associated with the purchase of intellectual property from the Company’s Chief Executive Officer.  See Note 6. RELATED PARTY TRANSACTIONS, Patent Purchase Agreements, for further discussion.  During the year ended December 31, 2010, the Company converted a loan payable to capital stock and warrants.  See Note 6. RELATED PARTY TRANSACTIONS, Loan conversion and other equity transactions, for further discussion of the transaction.

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

Recent Accounting Pronouncements

In June 2009, FASB established the Accounting Standards Codification (“ASC”) as the single source of authoritative US GAAP to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants.  The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic.  The ASC did not change current US GAAP, but was intended to simplify user access to all authoritative US GAAP by providing all the relevant literature related to a particular topic in one place.  All previously existing accounting standards were superseded and all other accounting literature not included in the ASC is considered non-authoritative.  New accounting standards issued since  December 31, 2009 are communicated by the FASB through Accounting Standards Updates (“ASU”).  The ASC was effective during the period ended  December 31, 2009.  Adoption of the ASU did not have a financial impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In March 2010, the FASB issued ASU No. 2010-11 which clarifies the transfer of credit risk that is only in the form of subordination of one financial instrument to another is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting.  This ASU will be effective for the first fiscal quarter beginning after June 15, 2010, with early adoption permitted.  The Company adopted this ASU without material financial impact.

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

Results of Operations for the Year Ended December 31, 2010, As Compared To the Year Ended December 31, 2009

Net revenues.  For the year ended December 31, 2010, we had net revenues of $2,181,073 as compared to net revenues of $2,384,705, for the year ended December 31, 2009, a decrease of $203,632, or 8.54%.    Tankfill system sales declined approximately $203,000 for the year ended December 31, 2010 as compared to the same period in 2009.  Hookah system and related sales remained relatively flat for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The Company believes the depressed state of the economy continues to negatively impact sales as is seen by the decline in tankfill system sales.  The Company’s products are largely non-essential, disposable income type items, and therefore are more likely to be sacrificed by consumers in preference for essential goods during depressed economic conditions.

Cost of net revenues.  For the year ended December 31, 2010, we had cost of net revenues of $1,687,599 as compared with cost of net revenues of $1,714,341 for the year ended December 31, 2009, a decrease of $26,742, or 1.56%.  The decrease in cost of net revenues during the year ended December 31, 2010, is primarily attributable to a decrease in net revenues, net of an approximate 3% increase in cost of materials as a percentage of net revenues over the same period in 2009. In addition, based on the sales mix during the year ended December 31, 2010 as compared to the year ended December 31, 2009, royalties expense increased approximately $26,000.

Gross profit.  For the year ended December 31, 2010, we had a gross profit of $493,474 as compared to gross profit of $670,364 for the year ended December 31, 2009, a decrease of $176,890 or 26.39%.  This decrease is primarily attributable to a decrease in net revenues, an increase in material costs as a percentage of net revenues, and an increase in royalties expense for the year ended December 31, 2010, as compared to the year ended 2009.

Operating expenses.  For the year ended December 31, 2010, we had total operating expenses of $1,488,593 as compared to total operating expenses of $975,972 for the year ended December 31, 2009, an increase of $512,621, or 52.52%.  The $512,622 increase is due to an increase in selling, general and administrative costs of $441,536 and an increase in research and development expenses of $71,085 for the year ended December 31, 2010, as compared to the same period in 2009.  The increase in research and development expense was primarily for payment to an unrelated party for exclusive license for intellectual property owned by the third party who the Company is collaborating with to assist with design, prototype, and first production run.  Since there is no assurance of success of the invention, and since it is in the design and pre-prototype phase, the Company accounted for this activity as research and development.

Other (income) expense, net.  For the year ended December 31, 2010, we had other expense, net of $260,331 as compared to other expense, net of $304,401 for the year ended December 31, 2009, a decrease of $44,070, or 14.48%.  This account is comprised of other (income) expense, net, and interest expense.  Interest expense for the period increased $196,731 and other expense, net decreased $240,801.  Interest Other (income) expense, net, is comprised of transactions that are generally of a non-recurring nature.  The increase in interest expense of $196,731 was primarily attributable to approximately $181,000 interest attributable to common stock and warrants granted upon conversion of $180,000 loan payable, and approximately $19,000 interest on amortization of convertible debenture discount as of December 31, 2010.  There were no comparable transactions to interest expense during the year ended December 31, 2009. The $240,801 change in other expense, net, from the year ended December 31, 2009, to other income, net, in the year ended December 31, 2010, is primarily due to gain on patent infringement settlement of approximately $207,000, and loss on purchase of intellectual property which was approximately $15,000 less during the year ended December 31, 2010, as compared to the same period in 2009.

Provision for income tax benefit.  For the year ended December 31, 2010, we had a provision for income tax benefit of $65,874 as compared to $158,782 for the year ended December 31, 2009, a decrease in provision for income tax benefit of $92,908, or 58.51%.  The decrease in provision for income tax benefit is primarily a result of the increase in the valuation allowance against the deferred tax asset attributable to realization of the net operating loss carryforward.

Net loss.  For the year ended December 31, 2010, we had net loss of $1,189,576 as compared to net loss of $451,227 for the year ended December 31, 2009, an increase of $738,349, or 163.63%.  The increase in net loss is attributable to $176,890 decrease in gross profit, $512,621 increase in operating expenses, $44,070 decrease in other expenses, net, and $92,908 decrease in provision for income tax benefit.

Liquidity and Capital Resources

As of December 31, 2010, the Company had cash and current assets of $620,270 and current liabilities of $997,034 or a current ratio of .62.  As of December 31, 2009, the Company had cash and current assets of $704,629 and current liabilities of $859,066, or a current ratio of .82.

Contractual obligations of the Company as of December 31, 2010 are set forth in the following table:

Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$1,383,187	$205,180	$1,178,007	—	—
Operating Lease Obligations	24,593	7,378	17,215	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	—	—	—	—	—
Total	$1,407,780	$212,558	$1,195,222	—	—

As discussed in the Company’s Report of Independent Registered Public Accounting Firm included herein, the Company has a working capital deficiency and recurring losses and will need to secure new financing or additional capital in order to pay its obligations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan as to these matters is also described in Note 1 of the Company’s financial statements included herein.

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

Management, including the Company's Chief Executive Officer and Principal Accounting Officer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

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

The following is a list of our executive officers and directors. All directors serve one-year terms or until each of their successors are duly qualified and elected.

Name:	Age:	Position:

Robert M. Carmichael	48	President, Chief Executive Officer, Principal Financial Officer and Director

Mikkel Pitzner	43	Director

Wesley G.Armstrong	50	Director

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

Mikkel Pitzner. Mr. Pitzner was appointed to the board in December 2010.  Since 1996, Mr. Pitzner has served as chief executive officer of Copenhagen Limousine Service, a corporate limousine service company based in Denmark. Since 2001 he has served as chief executive officer of The Private Car Company, also a corporate transportation company located in Denmark. Since 2007, he has been a partner and board member with FT Group Holding, an advertising company based in Denmark and Sweden. From 2003 through 2005 he owned and operated Halcyon Denmark, an importer and distributor of Halcyon diving products.  The Company’s chief executive officer is an affiliate of Halcyon Manufacturing, Inc.  He also serves on the board of directors of VMC Pitzner, AGJ Pitzner, SMCE Pitzner, Corona Pitzner, construction companies in Denmark. Mr. Pitzner was selected as a director for his general business management with specific experience in diving industry.

Wesley G. Armstrong.  Mr. Armstrong was appointed to the board in December 2010.  Mr. Armstrong has over 25 years of experience in business and government.  Since 2008, he has served as vice president of myplaninput, llc, an economic and community development consulting firm.  He also currently serves as president of westhefinancialplanner, llc a registered investment advisor in North Carolina. From 2007 to 2008 Armstrong was a financial consultant with Southern Community Bank in Greensboro, NC.  From 2006 to 2007 he was Vice President at Wachovia Securities in Greensboro, North Carolina.  Mr. Armstrong serves on the Board of Advisors for the Department of Interior Architecture at UNC-Greensboro.  He holds advanced certifications in City Planning and Financial Planning.  From 2004 through 2006 he served as vice president at First Tennessee Bank. Mr. Armstrong was selected as a director for his accounting, financial and professional management experience.

Directors

Our Board of Directors may consist of up to five (5) seats.  Pursuant to our Bylaws, a majority of directors may appoint a successor to fill any vacancy on the Board of Directors without shareholder vote.  Our Board has determined that Messrs. Pitzner and Armstrong are independent under the NASDAQ Stock Market listing rules.

Committees

Currently, the Company has not established any committees of the Board of Directors.  Because the board of directors consists of only three members, the board has not delegated any of its functions to committees.  The entire board of directors acts as our audit committee as permitted under Section 3(a)(58)(B) of the Exchange Act.  We do not have any independent directors who would qualify as an audit committee financial expert. We believe that it has been, and may continue to be, impractical to recruit independent directors unless and until we are significantly larger.  None of the current members of the Board of Directors is considered a “financial expert” as defined under item 407 of Regulation S-K.

Compensation of Directors

Members of the Company’s Board of Directors are reimbursed for all out of pocket expenses incurred in connection with the attendance at any Board meeting or in connection with any services they provide for and on behalf of the Company.  In April 2011,  the Board of Directors approved a new director compensation plan whereby each non-employee director would be paid the equivalent of $2,500 per month by the Company.

Compliance with Section 16(a) Of the Securities Act Of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other of our equity securities.  Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us copies of all Section 16(a) forms they file.  Based on available information, filings required under Section 16(a) were complied with for the period covered by this report, except Mr. Carmichael filed a Form 4 late.  The Form 4 contained one transaction covering issuance of Common Stock effective September 24, 2010.

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

Shareholder Communications

Although we do not have a formal policy regarding communications with our Board, shareholders may communicate with the Board by writing to us at Brownie’s Marine Group, Inc., 940 N.W. 1st Street, Fort Lauderdale, Florida 33311, Attention: Mr. Robert Carmichael.  Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Item 11.	Executive Compensation

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2010 and 2009 to BWMG’s named executive officers.  No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

Summary Compensation Table

Name and Principal Position(s)	Year	Salary	Bonus	Stock Awards	Option Awards	Non Equity Incentive Plan Compensation	All Other Compen- sation	Total

Robert M. Carmichael,	2010	$104,139	$—	$—	$—	$—	$—	$104,139	(1)
President, Principal Executive Officer, and Principal Financial Officer	2009	$83,544	$—	$—	$—	$—	$—	$83,544	(1)

(1) Executive compensation excludes certain transactions which are disclosed under “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Outstanding Equity Awards at Fiscal Year End

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised option (#) un- exercisable	Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($) per share	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity Incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Robert M. Carmichael,	100,000	(1)			$1.07	December 31, 2013
Principal Executive Officer, and Principal Financial Officer	315,000	(2)			$1.00	None

(1)	See Footnote (1) to the Summary Compensation Table above.
(2)	See discussion of options issued for purchase of Intellectual Property as disclosed under “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Director Compensation

None paid during 2010.  See also “Certain Relationships and Related Transactions, and Director Independence”.  In April 2011, the Board of Directors approved a new director compensation plan whereby each non-employee director would be paid the equivalent of $2,500 per month by the Company.

Employment Agreements

None.

Securities Authorized for Issuance under Equity Compensation Plans

On August 22, 2007, the Company adopted an Equity Incentive Plan (the “Plan”).  Under the Plan, Stock Options may be granted to Employees, Directors, and Consultants in the form of Incentive Stock Options or Nonstatutory Stock Options.  Stock Purchase Rights, time vested and/performance invested Restricted Stock, and Stock Appreciation Rights and Unrestricted Shares may also be granted under the Plan.  The initial maximum number of shares that may be issued under the Plan shall be 400,000 shares, and no more than 100,000 Shares of Common Stock may be granted to any one Participant with respect to Options, Stock Purchase Rights and Stock Appreciation Rights during any one calendar year period.  Common Stock to be issued under the Plan may be either authorized and unissued or shares held in treasury by the Company.  The term of the Plan shall be ten years.  The Board of Directors may amend, alter, suspend, or terminate the Plan at any time.  The table below includes information as of December 31, 2010.

Equity Compensation Plan Information as of December 31, 2010

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information about the beneficial ownership of our common stock as of April 30, 2011 by (i) each person who we know is the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of our directors or those nominated to be directors, and executive officers, and (iii) all of our directors and executive officers as a group.  Applicable percentage of ownership is based on 27,422,854 shares of common stock outstanding as of April 30, 2011, together with securities exercisable or convertible into shares of common stock within 60 days of April 30, 2011 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of April 30, 2011, are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class
Common	Robert M Carmichael C/O Brownie’s Marine Group, Inc. 940 NW 1st Street Fort Lauderdale, FL 33311	64,188,379	(1)(2)	88.9%
Common	Wesley G. Armstrong C/O Brownie’s Marine Group, Inc. 940 NW 1st Street Fort Lauderdale, FL 33311	175,000	(3)	*
Common	Mikkel Pitzner C/O Brownie’s Marine Group, Inc. 940 NW 1st Street Fort Lauderdale, FL	1,065,182	(3)	3.9%
Common	All officers and directors as a Group (1 person)	65,428,561,	(1)(2)(3)	93.6%

* less than 1%.

(1)
Includes an aggregate of 415,000 shares underlying currently exercisable options. Also includes 42,500,000 shares issuable upon conversion of 425,000 shares of Series A Preferred Stock.  The preferred stock votes with the Company’s common stock, except as otherwise required under Nevada law and may be voted on a 250 vote to one share basis.

(2)	Includes 44,440 shares owned by GKR Associates, LLC, a Company that Mr. Carmichael has a financial interest.
(3)	Includes 75,000 shares underlying currently exercisable options.

Equity Compensation Plan

See Equity Incentive Plan Note to the financial statements for the year ended December 31, 2010, for discussion of the stock options authorized and outstanding.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Notes payable – related parties

Notes payable – related parties consists of the following as of December 31, 2010:

Promissory note payable to the Chief Executive Officer of the Company, unsecured, bearing interest at 7.5% per annum, due in monthly principal and interest payments of $7,050, maturing on August 1, 2013.	$291,934

Promissory note payable due an entity in which the Company’s Chief Executive Officer has a financial interest, GKR Associates, LLC., secured by third mortgage on real property, having a carrying value of $1,120,994 at December 31, 2010, bearing 6.99% interest per annum, due in monthly principal and interest payments of $1,980, maturing on February 22, 2012.	37,260

329,194

Less amounts due within one year	205,180

Long-term portion of notes payable – related parties	$124,014

As of December 31, 2010, principal payments on the notes payable – related parties are as follows:

2011	$205,180
2012	82,159
2013	41,855
2014	—
2015	—
Thereafter	—

$329,194

As of December 31, 2010, the Company was approximately eighteen months in arrears on payments due under the Note payable to the Chief Executive Officer.  No default notice has been received and the Company plans to make payments as able.  See Other liabilities and accrued interest– related parties within this Note for the related accrued interest also in arrears.

On February 12, 2010, as part of the requirements for conversion of its non-related party, revolving line of credit to a term loan, the Company converted GKR Associates, LLC’s (GKR) second mortgage to a third mortgage.  See Note 9. NOTES PAYABLE for further discussion. The Company was six months in arrears on mortgage payments due GKR at December 31, 2010.  No default notice has been received and the Company plans to make payments as able.

Net revenues and accounts receivable – related parties – The Company sells products to three entities, Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer.  Terms of sale are no more favorable than those extended to any of the Company’s other customers.  Combined net revenues from these entities for years ended December 31, 2010 and 2009, was $677,380 and $505,154, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2010, was $13,777, $4,753, and $5,468, respectively. Combined net revenues from Robert Carmichael, the Company’s Chief Executive Officer,  940 Associates, Inc, an entity owned by the Company’s Chief Executive Officer, for the years ended December 31, 2010 and 2009, was $303 and $39,165, respectively.  Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2009, was $1,178, $1,726, and $4,688, respectively.

Royalties expense – related parties - The Company has Non-Exclusive License Agreements with 940 Associates, Inc. (hereinafter referred to as “940AI”), an entity owned by the Company’s Chief Executive Officer, to license product patents it owns.  Under the terms of the license agreements effective January 1, 2005, the Company pays 940AI $2.00 per licensed product sold, rates increasing 5% annually.  Also with 940AI, the Company has an Exclusive License Agreement to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement.  Based on this license agreement, the Company pays 940AI, 2.5% of gross revenues per quarter.

Total royalty expense for the above agreements for years ended December 31, 2010 and 2009, was $59,787 and $69,787, respectively.  As of December 31, 2010, the Company was approximately nineteen months in arrears on royalty payments due. No default notice has been received and the Company plans to make payments as able.

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

Loan conversion and other equity transactions – On September 30, 2010, the Company converted an $180,000 loan from Mikkel Pitzner, a consultant, to 818,182 shares of common stock.  Mr. Pitzner was also granted a warrant to purchase 147, 727 shares of common stock at $.22 per shares exercisable through November 15, 2010 as part of the conversion.  The Company recognized $181,446 as interest expense on conversion: the fair market value of the Company’s stock on the date of conversion plus the fair market value of the warrant determined using the Black-Scholes valuation model, less the $180,000 value of the loan.  This transaction resulted in classification of Mr. Pitzner as a related party of the Company owning greater than 5% of the outstanding shares of common stock.

Effective October 1, 2009, the Company granted Mr. Pitzner an option to purchase 75,000 shares of common stock for $.25 per share pursuant to an Equity Incentive Plan.  The option expires five years from the date of grant. The option was valued at $18,750 using the Black-Scholes valuation model.  This amount was recognized as prepaid equity compensation and is being amortized over the one-year term of the agreement for business advisory services. As of December 31, 2010, prepaid equity based compensation under this agreement totaled $0 since all services pursuant to the agreement had been provided. In addition, Mr. Pitzner was granted 100,000 shares of the Company’s common stock on March 3, 2010 pursuant to another consulting agreement.  The fair market value of the stock was $99,000 on the effective date of the agreement.  This amount was recognized as prepaid equity compensation and is being amortized over the approximate nine-month term of the agreement for marketing advisory services. As of December 31, 2010, prepaid equity based compensation totaled $0 under the agreement since all services pursuant to the agreement had been provided.  For the years ended December 31, 2010 and 2009, the Company recognized consulting expense of $116,188 and $1,562, respectively, under these two combined agreements.

Other liabilities and accrued interest– related parties

Other liabilities and accrued interest– related parties consists of the following at:

	December 31, 2010	December 31, 2009

Accrued interest on Notes payable – related parties	$23,530	$18,205
Due to Principals of Carleigh Rae Corp.	8,222	—
Accounts payable – 940 Associates, Inc.	—	365

Other liabilities – related parties	$31,752	$18,570

As of December 31, 2010, the Company was approximately eighteen months in arrears on accrued interest due under the Note payable to the Chief Executive Officer.  No default notice has been received and the Company plans to make payments as able.  The $8,222 due the Principals of the Carleigh Rae Corp. resulted as part of the patent infringement settlements received by the Company and further discussed in Note 15. PATENT INFRINGEMENT SETTLEMENTS.

Principal Accounting Fees and Services.

Fees to Auditors Fiscal Year ended December 31, 2010

Audit Fees: The aggregate fees, including expenses, billed by principal accountants for professional services rendered for the audit of the Company’s consolidated financial statements during fiscal year ending December 31, 2010 and for the review of the Company’s financial information included in its quarterly reports on Form 10-Q during the fiscal year ending December 31, 2010 or services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal year ending December 31, 2010 was $45,645.

Audit Related Fees:  The aggregate fees, including expenses, billed by principal accountants for assurance and related services reasonably related to the performance of the Company’s audit or review of the Company’s financial statements during the year ended December 31, 2010 were $-0-.

Tax Fees:  The aggregate fees, including expenses, billed by principal accountants for tax compliance, tax advice and tax planning during year 2010 was $3,500.

All Other Fees:  The aggregate fees, including expenses, billed for all other services rendered to the Company by principal accountants during year 2010 was $-0-.

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

Tax Fees:  The aggregate fees, including expenses, billed by principal accountants for tax compliance, tax advice and tax planning during year 2009 was $3,000.

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

PART IV

Item 14.	Exhibits, Financial Statements Schedules

Our consolidated financial statements appear beginning at F-1.

Exhibits

Exhibit No.	Description	Location
2.2	Merger Agreement, dated June 18, 2002 by and among United Companies Corporation, Merger Co., Inc. and Avid Sportswear & Golf Corp.	Incorporated by reference to Exhibit 2.02 Amendment No. 1 to Form S-4 filed June 24, 2002.
2.3	Articles of Merger of Avid Sportswear & Golf Corp. with and into Merger Co., Inc.	Incorporated by reference to Exhibit 2.03 Amendment No. 1 to Form S-4 filed June 24, 2002.
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of 10-Q for the quarter ended September 30, 2009 filed on November 13, 2009.

3.2	Articles of Amendment	Incorporated by reference to the appendix to the Company's Definitive Information Statement on Schedule 14C filed July 31, 2007.

3.3	Articles of Amendment Authorization of Preferred Stock	Incorporated by reference to Schedule 14C filed on June 1, 2010

3.4	Bylaws	Incorporated by reference to Exhibit 3.04 to the Registration Statement on Form 10-SB.
5.1	2007 Stock Option Plan	Incorporated by reference to the appendix to the Company's Definitive Information Statement on Schedule 14C filed July 31, 2007.
10.1	Share Exchange Agreement, dated March 23, 2004 by and among the Company, Trebor Industries, Inc. and Robert Carmichael	Incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K filed April 9, 2004
10.2	Non-Exclusive License Agreement – BC Keel Trademark	Incorporated by reference to Exhibit 10.18 to Form 10QSB for the quarter ended September 30, 2005 filed August 15, 2005.
10.3	Exclusive License Agreement - Brownie's Third Lung, Brownie's Public Safety, Tankfill, and Related Trademarks and Copyrights	Incorporated by reference to Exhibit 10.20 to Form 10QSB for the quarter ended September 30, 2005 filed August 15, 2005.
10.4	Non-Exclusive License Agreement - Garment Integrated or Garment Attachable Flotation Aid and/or PFD	Incorporated by reference to Exhibit 10.22 to Form 10QSB for the quarter ended September 30, 2005 filed August 15, 2005.
10.5	Non-Exclusive License Agreement - SHERPA Trademark and Inflatable Flotation Aid/Signal Device Technology	Incorporated by reference to Exhibit 10.24 to Form 10QSB for the quarter ended September 30, 2005 filed August 15, 2005.

Exhibit No.	Description	Location
10.6	Non-Exclusive License Agreement - Tank-Mounted Weight, BC or PFD-Mounted Trim Weight or Trim Weight Holding System	Incorporated by reference to Exhibit 10.25 to Form 10QSB for the quarter ended September 30, 2005 filed August 15, 2005.

10.7	Exclusive License Agreement – Brownie’s Third Lung and Related Trademarks and Copyright	Incorporated by reference to Exhibit 10.26 to Form 10KSB for the year ended December 31, 2006 filed April 4, 2007.

10.8	Agreement for Purchase and Sale of Property Between Trebor Industries, Inc. and GKR Associates, Inc. dated February 21, 2007	Incorporated by reference to Exhibit 10.28 to Form 10KSB for the year ended December 31, 2006 filed April 4, 2007.

10.9	First Mortgage dated February 22, 2007 between Trebor Industries, Inc. and Colonial Bank	Incorporated by reference to Exhibit 10.29 to Form 10KSB for the year ended year ended December 31, 2006 filed April 4, 2007.

10.10	Note dated February 22, 2007 payable to GKR Associates, Inc.	Incorporated by reference to Exhibit 10.30 to Form 10KSB for the year ended year ended December 31, 2006 filed April 4, 2007.

10.11	Second Mortgage dated February 22, 2007 between Trebor Industries, Inc. and GKR Associates, LLC.	Incorporated by reference to Exhibit 10.31 to Form 10KSB for the year ended year ended December 31, 2006 filed April 4, 2007.

10.12	Promissory Note dated January 1, 2007 payable to Robert M. Carmichael.	Incorporated by reference to Exhibit 10.32 to Form 10KSB for the year ended year ended December 31, 2006 filed April 4, 2007.

10.13	Asset Purchase Agreement between Trebor Industries, Inc. and Robert Carmichael.	Incorporated by reference to Form 8K filed on August 1, 2008.

10.14	Asset Purchase Agreement between Trebor Industries, Inc. and Robert Carmichael.	Incorporated by reference to Form 8K filed on March 5, 2009.

10.15	Asset Purchase Agreement between Trebor Industries, Inc. and Robert Carmichael.	Incorporated by reference to Form 8K filed on January 19, 2010.

10.16	Loan Conversion for Restricted Common Stock	Incorporated by reference to Form 8K filed on October 5, 2010.

10.17	Asset Purchase Agreement between Trebor Industries, Inc. and the Carleigh Rae Corporation	Incorporated by reference to Form 8K filed on January 6, 2011

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith.

32.1	Certification Pursuant to Section 1350	Provided herewith.

32.2	Certification Pursuant to Section 1350	Provided herewith

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 17, 2011	Brownie’s marine group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 17, 2011	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Director

Date: May 17, 2011	By:	/s/ Wesley G. Armstrong
Wesley G. Armstrong
Director

Date: May 17, 2011	By:	/s/ Mikkel Pitzner
Mikkel Pitzner
Director

BROWNIE'S MARINE GROUP, INC.
TABLE OF CONTENTS FOR CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

PAGE(S)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2010 AND 2009	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 2010 AND 2009	F-3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(DEFICIT) FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009	F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2010 AND 2009	F-5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	F-7 TO F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Brownie’s Marine Group, Inc.

We have audited the accompanying consolidated balance sheets of Brownie’s Marine Group, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended December 31, 2010.  Brownie’s Marine Group, Inc. management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brownie’s Marine Group, Inc as of December 31, 2010 and 2009, and the results of its operations and cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming Brownies Marine Group, Inc. will continue as a going concern.  As more fully discussed in Note 1 to the financial statements, the Company has a working capital deficiency and recurring losses and will need to secure new financing or additional capital in order to pay its obligations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan as to these matters is also described in Note 1.  These financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ L.L Bradford & Company, LLC.
L.L Bradford & Company, LLC.
Las Vegas, Nevada
May 17, 2011

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS

Current assets
Cash	$4,171	$2,713
Accounts receivable, net of $15,000 and $31,000 allowance
for doubtful accounts, respectively	29,553	9,704
Accounts receivable - related parties	23,998	14,419
Inventory	525,595	488,694
Income tax refunds receivable	--	121,802
Prepaid expenses and other current assets	36,484	67,078
Deferred tax asset, net - current	469	219
Total current assets	620,270	704,629

Property, plant and equipment, net	1,139,911	1,165,940

Deferred tax asset, net - non-current	108,309	42,685
Other assets	2,895	6,968

Total assets	$1,871,385	$1,920,222

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable and accrued liabilities	$510,642	$391,767
Customer deposits	58,390	11,365
Royalties payable - related parties	87,048	49,611
Other liabilities	13,346	2,921
Other liabilities and accrued interest - related parties	31,752	18,570
Convertible debentures, net	90,676	--
Notes payable - current portion	--	247,424
Notes payable - related parties - current portion	205,180	137,408
Total current liabilities	997,034	859,066

Long-term liabilities
Notes payable - long-term portion	1,053,993	834,966
Notes payable - related parties - long-term portion	124,014	219,319

Total liabilities	2,175,041	1,913,351

Commitments and contingencies

Stockholders' (deficit) equity
Preferred stock; $0.001 par value: 10,000,000 shares authorized; No shares
issued and outstanding	--	--
Common stock; $0.001 par value; 250,000,000 shares authorized
4,051,502 and 1,785,538 shares issued and outstanding, respectively	4,052	1,785
Common stock payable; $0.001 par value; 543,240 and 502,140
shares, respectively	543	502
Prepaid equity based compensation	(41,586)	(43,542)
Additional paid-in capital	2,233,119	1,358,333
Accumulated deficit	(2,499,783)	(1,310,207)
Total stockholders' (deficit) equity	(303,655)	6,871

Total liabilities and stockholders' (deficit) equity	$1,871,386	$1,920,222

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009

Net revenues
Net revenues	$1,503,391	$1,840,386
Net revenues - related parties	677,682	544,319
Total net revenues	2,181,073	2,384,705

Cost of net revenues
Cost of net revenues	1,591,529	1,644,554
Royalties expense - related parties	96,070	69,787
Total cost of net revenues	1,687,599	1,714,341

Gross profit	493,474	670,364

Operating expenses
Selling, general and administrative	1,353,000	911,464
Research and development costs	135,593	64,508
Total operating expenses	1,488,593	975,972

Loss from operations	(995,119)	(305,608)

Other (income) expense, net
Other (income) expense, net	(38,176)	202,625
Interest expense	280,701	75,760
Interest expense - related parties	17,806	26,016
Total other expense, net	260,331	304,401

Net loss before provision for income taxes	(1,255,450)	(610,009)

Provision for income tax benefit	(65,874)	(158,782)

Net loss	$(1,189,576)	$(451,227)

Basic loss per common share	$(0.32)	$(0.25)
Diluted loss per common share	$(0.32)	$(0.25)

Basic weighted average common
shares outstanding	3,767,397	1,785,538
Diluted weighted average common
shares outstanding	3,767,397	1,785,538

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

					Prepaid	Additional		Total
	Common stock		Common stock payable		Equity based	paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	compensation	capital	deficit	equity (deficit)

Balance, December 31, 2008	1,785,538	$1,785	--	$-	$-	$1,084,216	$(858,980)	$227,021

Purchase of issued and pending
patents for stock options granted
on March 3, 2009	--	--	--	--	--	63,000	--	63,000

Prepaid equity based compensation
incentive stock options granted
effective October 1 and
December 1, 2009	--	--	--	--	(47,500)	47,500	--	--

Purchase of Intellectual Property
effective December 31, 2008	--	--	400,000	400	--	99,600	--	100,000

Common stock payable effective
December 30, and 31, 2009 for
legal services	--	--	102,140	102	--	64,017	--	64,119

Current period amortization of
prepaid equity based compensation	--	--	--	--	3,958	--	--	3,958

Net loss	--	--	--	--	--	--	(451,227)	(451,227)

Balance, December 31, 2009	1,785,538	1,785	502,140	502	(43,542)	1,358,333	(1,310,207)	6,871

Issuance of stock payable from prior
prior reporting periods	502,140	502	(502,140)	(502)	--	--	--	--

Stock granted for consulting and
legal services	574,392	575	543,240	543	(279,000)	320,393	--	42,511

Legal expense recognized for stock
warrants	--	--	--	--	--	25,000	--	25,000

Conversion of legal accounts payable to convertible debenture	--	--	--	--	--	20,635	--	20,635

Conversion of loan payable to stock
and warrants	818,182	818	--	--	--	360,628	--	361,446

Stock issued for purchase of
intellectual property	371,250	371	--	--	--	148,130	--	148,501

Amortization of prepaid equity
based compensation	--	--	--	--	280,956	--	--	280,956

Net loss	--	--	--	--	--	--	(1,189,576)	(1,189,576)

Balance, December 31, 2010	4,051,502	$4,052	543,240	$543	$(41,586)	$2,233,119	$(2,499,783)	$(303,655)

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(1,189,576)	$(451,227)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	34,615	36,614
Amortization	—	600
Change in deferred tax asset, net	(65,874)	(44,336)
Change in deferred tax liability, net	—	(523)
Issuance of stock for purchase of intellectual property	148,501	163,000
Equity based compensation for consulting and legal services	67,511	68,077
Stock and warrant expense on conversion of loan to equity	181,446	—
Amortization of prepaid equity based compensation expense	280,956	—
Gain on sale of fixed asset	—	(2,000)
Changes in operating assets and liabilities:
Change in accounts receivable, net	(19,849)	24,624
Change in accounts receivable - related parties	(9,579)	26,640
Change in inventory	(36,901)	246,342
Change in prepaid expenses and other current assets	30,594	27,001
Change in other assets	4,073	—
Change in costs and estimated earnings in excess of billings on uncompleted contract	—	287,861
Change in accounts payable and accrued liabilities	319,510	22,279
Change in customer deposits	47,025	(183,060)
Change in income tax refunds receivable	121,802	(121,802)
Change in income taxes payable	—	(30,649)
Change in other liabilities	10,425	(1,311)
Change in other liabilities and accrued interest - related parties	13,182	14,419
Change royalties payable - related parties	37,437	6,746
Net cash (used in) provided by operating activities	(24,702)	89,295

Cash flows from investing activities:
Sale of fixed asset	—	2,000
Purchase of fixed assets	(8,586)	(3,600)
Net cash used in investing activities	(8,586)	(1,600)

Cash flows from financing activities:
Proceeds from borrowing on convertible debenture	90,676	—
Proceeds from borrowings on notes payable	—	70,000
Principal payments on notes payable	(28,397)	(114,208)
Principal payments on notes payable - related parties	(27,533)	(44,306)
Net cash provided by (used in) financing activities	34,746	(88,514)

Net change in cash	1,458	(819)

Cash, beginning of period	2,713	3,532

Cash, end of period	$4,171	$2,713

Supplemental disclosures of cash flow information:
Cash paid for interest	$74,645	$87,669

Cash paid for income taxes	$—	$38,528

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental disclosures of non-cash investing activities and future operating activities:
Prepaid equity based compensation for incentive stock options	$279,000	$47,500

Conversion of accounts payable into convertible debenture	$20,635	$—

Stock options and additional paid in capital issued for for purchase of intellectual property	$—	$63,000

Common stock payable and additional paid in capital issued for purchase of intellectual property	$—	$100,000

Common stock and additional paid in capital issued for purchase of intellectual property	$148,501	$—

Conversion of loan payable for stock and warrants (excluding interest of $181,446)	$180,000	$—

See Accompanying Notes to Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Going Concern –The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these financial statements.  However, we have incurred losses since 2009, and expect to have losses into a portion of 2011.  We have had a working capital deficit since 2009.  Although cured effective the fourth quarter 2010, the Company defaulted on its first mortgage in the third quarter of 2010, which resulted in an automatic default on its second mortgage further discussed in Note. 9.  NOTES PAYABLE.

During the third quarter of 2010, the Company settled several lawsuits for infringement of one of the Company’s patents.  The settlement was in the form of cash and inventory credits, and the Company was granted exclusive distributor rights in the United States of the products of the settling parties, as well as non-exclusive distributor rights for others as further discussed in Note 15. PATENT INFRINGEMENT SETTLEMENTS.
In addition, the Company introduced some of its own new products to market in mid 2010, the variable speed electric and battery powered diving units.  We believe the combined addition of these products to complement the sales of our other products will allow us to generate enough sales to supply us with sufficient working capital in the future.  However, we do not expect that our existing cash flow will be sufficient to fund our presently anticipated operations beyond the second quarter of 2011.  This raises substantial doubt about our ability to continue as a going concern.

We will need to raise additional funds and are currently exploring alternative sources of financing.  See Note 20. SUBSEQUENT EVENTS for further information on financing activity.  We have implemented some cost saving measures and will continue to explore more to reduce operating expenses.

If we fail to raise additional funds when needed, or do not have sufficient cash flows from sales, we may be required to scale back or cease operations, liquidate our assets and possibly seek bankruptcy protection. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which occur.  Advertising and trade show expense incurred for the years ended December 31, 2010 and 2009, was $37,465 and $22,105, respectively.

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

For the years ended December 31, 2010, and 2009, the Company amortized prepaid stock based compensation associated with stock options granted October 1 and December 1, 2009.  See Note 13. EQUITY INCENTIVE PLAN for further discussion.  For the year ended December 31, 2010, the Company recorded stock based compensation associated with warrants granted on December 31, 2009.  See Note 12. STOCK WARRANTS FOR LEGAL SERVICES for further discussion.  For the year ended December 31, 2010, the company granted stock for legal and consulting services.  See Note 11. STOCK ISSUED FOR LEGAL SERVICES, and Note 14. STOCK ISSUED FOR CONSULTING SERVICES. For the year ended December 31, 2010, the Company issued capital stock to the Carleigh Rae Corp, a related party which the Company’s Chief Executive Officer has a financial interest, upon finalization of a patent purchase agreement.  The Company granted stock options for the year ended December 31, 2009 associated with the purchase of intellectual property from the Company’s Chief Executive Officer.  See Note 6. RELATED PARTY TRANSACTIONS, Patent Purchase Agreements, for further discussion.  During the year ended December 31, 2010, the Company converted a loan payable to capital stock and warrants.  See Note 6. RELATED PARTY TRANSACTIONS, Loan conversion and other equity transactions, for further discussion of the transaction.

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

In March 2010, the FASB issued ASU No. 2010-11 which clarifies the transfer of credit risk that is only in the form of subordination of one financial instrument to another is an embedded derivative feature that should not be subject to potential bifurcation and separate accounting. This ASU will be effective for the first fiscal quarter beginning after June 15, 2010, with early adoption permitted.  Adoption of this ASU did not have a material financial impact.

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

2.	INVENTORY

Inventory consists of the following as of:

	December 31, 2010	December 31, 2009

Raw materials	$333,107	$303,230
Work in process	—	—
Finished goods	192,488	185,464
	$525,595	$488,694

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets totaling $36,484 at December 31, 2010, consists of $15,435 credit toward inventory resulting from patent infringement settlements, $8,662 of prepaid inventory, $10,736 of prepaid insurance, $1,651 of prepaid software maintenance.

Prepaid expenses and other current assets totaling $67,078 at December 31, 2009, consists of $48,645 of prepayments for inventory, $14,116 of prepaid insurance, $1,651 of prepaid software maintenance, $2,248 sales tax refund due, and $418 other prepaid and expenses and current assets.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of:

	December 31, 2010	December 31, 2009

Building, building improvements, and land	$1,224,962	$1,224,963
Furniture, fixtures, vehicles and equipment	171,080	115,610
	1,396,042	1,340,573
Less: accumulated depreciation and amortization	(256,131)	(174,633)
	$1,139,911	$1,165,940

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	CUSTOMER CREDIT CONCENTRATIONS

The Company sells to three entities owned by the brother of Robert Carmichael, the Company’s Chief Executive officer as further discussed in Note 6 – RELATED PARTIES TRANSACTIONS.  Combined sales to these entities for the years ended December 31, 2010 and 2009 represented 31.06% and 21.18%, respectively, of total net revenues.  For the year ended December 31, 2009, sales to one unrelated customer represented 20.49% of total net revenues.  Sales to no other customers represented greater than 10% of net revenues for the years ended December 31, 2010 and 2009.

6.	RELATED PARTIES TRANSACTIONS

Notes payable – related parties

Notes payable – related parties consists of the following as of December 31, 2010:

Promissory note payable to the Chief Executive Officer of the Company, unsecured, bearing interest at 7.5% per annum, due in monthly principal and interest payments of $7,050, maturing on August 1, 2013.	$291,934

Promissory note payable due an entity in which the Company’s Chief Executive Officer has a financial interest, GKR Associates, LLC., secured by third mortgage on real property, having a carrying value of $1,120,994 at December 31, 2010, bearing 6.99% interest per annum, due in monthly principal and interest payments of $1,980, maturing on February 22, 2012.	37,260

329,194

Less amounts due within one year	205,180

Long-term portion of notes payable – related parties	$124,014

As of December 31, 2010, principal payments on the notes payable – related parties are as follows:

2011	$205,180
2012	82,159
2013	41,855
2014	—
2015	—
Thereafter	—

$329,194

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	RELATED PARTY TRANSACTIONS (continued)

Notes payable – related parties (continued)

As of December 31, 2010, the Company was approximately eighteen months in arrears on payments due under the Note payable to the Chief Executive Officer.  No default notice has been received and the Company plans to make payments as able.  See Other liabilities and accrued interest– related parties within this Note for the related accrued interest also in arrears.

On February 12, 2010, as part of the requirements for conversion of its non-related party, revolving line of credit to a term loan, the Company converted GKR Associates, LLC’s (GKR) second mortgage to a third mortgage.  See Note 9. NOTES PAYABLE for further discussion. The Company was six months in arrears on mortgage payments due GKR at December 31, 2010.  No default notice has been received and the Company plans to make payments as able.

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

Net revenues and accounts receivable – related parties – The Company sells products to three entities, Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer.  Terms of sale are no more favorable than those extended to any of the Company’s other customers.  Combined net revenues from these entities for years ended December 31, 2010 and 2009, was $677,380 and $505,154, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2010, was $13,777, $4,753, and $5,468, respectively. Combined net revenues from Robert Carmichael, the Company’s Chief Executive Officer,  940 Associates, Inc, an entity owned by the Company’s Chief Executive Officer, for the years ended December 31, 2010 and 2009, was $303 and $39,165, respectively.  Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2009, was $1,178, $1,726, and $4,688, respectively.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	RELATED PARTY TRANSACTIONS (continued)

Royalties expense – related parties

The Company has Non-Exclusive License Agreements with 940 Associates, Inc. (hereinafter referred to as “940AI”), an entity owned by the Company’s Chief Executive Officer, to license product patents it owns.  Under the terms of the license agreements effective January 1, 2005, the Company pays 940AI $2.00 per licensed product sold, rates increasing 5% annually.  Also with 940AI, the Company has an Exclusive License Agreement to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement.  Based on this license agreement, the Company pays 940AI, 2.5% of gross revenues per quarter.

Total royalty expense for the above agreements for years ended December 31, 2010 and 2009, was $59,787 and $69,787, respectively.  As of December 31, 2010, the Company was approximately nineteen months in arrears on royalty payments due. No default notice has been received and the Company plans to make payments as able.

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

Loan conversion and other equity transactions – On September 30, 2010, the Company converted an $180,000 loan from Mikkel Pitzner, a consultant, to 818,182 shares of common stock.  Mr. Pitzner was also granted a warrant to purchase 147, 727 shares of common stock at $.22 per shares exercisable through November 15, 2010 as part of the conversion.  The Company recognized $181,446 as interest expense on conversion: the fair market value of the Company’s stock on the date of conversion plus the fair market value of the warrant determined using the Black-Scholes valuation model, less the $180,000 value of the loan.  This transaction resulted in classification of Mr. Pitzner as a related party of the Company owning greater than 5% of the outstanding shares of common stock.

Effective October 1, 2009, the Company granted Mr. Pitzner an option to purchase 75,000 shares of common stock for $.25 per share pursuant to an Equity Incentive Plan.  The option expires five years from the date of grant. The option was valued at $18,750 using the Black-Scholes valuation model.  This amount was recognized as prepaid equity compensation and is being amortized over the one year term of the agreement for business advisory services. As of December 31, 2010, prepaid equity based compensation under this agreement totaled $0 since all services pursuant to the agreement had been provided. In addition, Mr. Pitzner was granted 100,000 shares of the Company’s common stock on March 3, 2010 pursuant to another consulting agreement.  The fair market value of the stock was $99,000 on the effective date of the agreement.  This amount was recognized as prepaid equity compensation and is being amortized over the approximate nine-month term of the agreement for marketing advisory services. As of December 31, 2010, prepaid equity based compensation totaled $0 under the agreement since all services pursuant to the agreement had been provided.  For the years ended December 31, 2010 and 2009, the Company recognized consulting expense of $116,188 and $1,562, respectively, under these two combined agreements.

Other liabilities and accrued interest– related parties

Other liabilities and accrued interest– related parties consists of the following at:

	December 31, 2010	December 31, 2009

Accrued interest on Notes payable – related parties	$23,530	$18,205
Due to Principals of Carleigh Rae Corp.	8,222	—
Accounts payable – 940 Associates, Inc.	—	365

Other liabilities and accrued interest – related parties	$31,752	$18,570

As of December 31, 2010, the Company was approximately eighteen months in arrears on accrued interest due under the Note payable to the Chief Executive Officer.  No default notice has been received and the Company plans to make payments as able.  The $8,222 due the Principals of the Carleigh Rae Corp. resulted as part of the patent infringement settlements received by the Company and further discussed in Note 15. PATENT INFRINGEMENT SETTLEMENTS.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $510,642 at December 31, 2010 consists of $324,560 accounts payable trade, $60,574 balance of legal expense that was a Company expense prior to the reverse merger with Trebor Industries, Inc., $73,689 accrued payroll and related fringe benefits, $18,978 accrued real estate taxes, $28,295  accrued interest, and $4,546 other accrued liabilities.

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

Other liabilities of $13,346 at December 31, 2010 consists of $2,681 or on-line training liability, and $10,665 accrued legal fees and costs associated with default under the Company’s first and second mortgages.   See Note 9.  NOTES PAYABLE for discussion related to consolidation and restatement of promissory note.

Other liabilities of $2,921, at December 31, 2009, consists of on-line training liability.

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

The Company estimates the on-line training liability based on the historical redemption rate of approximately 10%.  The Company continues to monitor and maintain a reserve for certificate redemption that approximates the historical redemption rate.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	NOTES PAYABLE

Notes payable consists of the following as of December 31, 2010:

Promissory note payable secured by a first mortgage on the real property of the Company having a carrying value of $1,120,994 at December 31, 2010, bearing interest at 7.5% per annum, due in monthly interest only payments beginning on February 22, 2011, maturing on May 22, 2012, with balloon payment of principal and any accrued and unpaid interest.	$1,053,993

Less amounts due within one year
—

Long-term portion of notes payable	$1,053,993

As of December 31, 2010, principal payments on the notes payable are as follows:

2011	$—
2012	1,053,993
2013	—
2014	—
2015	—
Thereafter	—

$1,053,993

The promissory note reflected above is consolidated and restated, executed on February 15, 2011 with an effective date of  November 22, 2010.  The Company defaulted on its original first mortgage through non-payment of its August 22, 2010 monthly payment, whereby resulting in automatic default under the second mortgage.  The amount of the consolidated restated amount is the balance that was due under both notes at the time of default.  Original terms and conditions on the two notes is described next to the balances due on the respective notes at December 31, 2009, below.  As a condition of consolidation and restatement executed on February 15, 2011, the Company signed a forbearance agreement; Mr. Robert Carmichael, the Chief Executive Officer, provided a personal guarantee; and the Company committed to pay all legal fees and costs, title fees, recording fees, and all accrued interest through February 15, 2011.  The Company accrued $10,665 of legal fees and costs as of December 31, 2010 which is reflected in Other liabilities.  The Company accrued interest through December 31, 2010, and is reflected in Accounts payable and accrued liabilities.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	NOTES PAYABLE (continued)

Notes payable consists of the following as of December 31, 2009:

Revolving Line of Credit secured by a third mortgage on the real property of the Company with a carrying value of $1,148,425 at December 31, 2009, bearing interest at the lender’s base rate plus 1.00% per annum. Interest payments are due monthly on the outstanding principal balance and the Line of Credit matures on December 2, 2009.	$199,990

Promissory note payable secured by a first mortgage on the real property of the Company having a carrying value of $1,148,425 at December 31, 2009, interest at 6.99% per annum, due in monthly principal and interest payments of $9,038, maturing on January 22, 2022.	882,400

1,082,390

Less amounts due within one year	247,424

Long-term portion of notes payable	$834,966

10.	CONVERTIBLE DEBENTURES

The Company entered into two convertible debentures during the year ended December 31, 2010.  The first was on October 4, 2010, and the second was on November 27, 2010 as discussed below.

Effective October 4, 2010, the Company converted an accounts payable for legal services to a $20,635 convertible debenture.  The debenture matures on April 4, 2011, and bears interest at 5% per annum.  At the option of the lender, the principal amount of the note plus any accrued interest may be converted in whole or in part into Common Stock at the conversion price per share of $.001 by written notice.  Lender will be limited to maximum conversion of 4.99% of the outstanding Common Stock of the Company at any one time.  The debenture and the shares referenced within the debenture may be assignable in whole or in part to a third party at any time during the term.

The Company valued the beneficial conversion feature (BCF) of the convertible debenture at $20,635, the “ceiling” of its intrinsic value.  Accordingly, the $20,635 debenture is discounted by the amount of the BCF.  The Company will accrete the discount to the convertible debenture and recognize interest expense through its maturity on April, 4, 2011.  At December 31, 2010, the balance of the convertible debenture is $10,318 which is $20,635 debenture net $20,635 discount, plus $10,318 of amortization.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	CONVERTIBLE DEBENTURES (continued)

Effective November 27, 2010, the Company purchased exclusive rights for license of certain intellectual property from an unrelated party for an initial sum of $125,000.  Payment was in the form of a convertible debenture bearing simple interest of 10% per annum to accrue until maturity.  The parties agreed to a royalty of 2.5% of net revenues generated from the sale, sub-license or use of the technology or a reasonable negotiated rate based on similar invention.  The debenture is convertible to common shares of the Company at May 27, 2011, along with accrued interest at the option of the lender.  Conversion price per share is 30% discount as determined from the weighted average of the preceding 12 trading days’ closing market price.

The Company valued the beneficial conversion feature (BCF) of the convertible debenture at $53,517, its intrinsic value.  Accordingly, the $125,000 debenture is discounted by the amount of the BCF.  The Company will accrete the discount to the convertible debenture and recognize interest expense through its maturity on May 27, 2011.  At December 31, 2010, the balance of the convertible debenture is $80,358 which is $125,000 debenture net $53,571 discount, plus $8,929 of amortization.  Because there is no assurance of success and the invention is still in design and pre-prototype phase, the Company recorded the initial net value of the debenture, $71,483, as research and development expense.  Both parties have agreed to confidentiality regarding the invention during the pre-prototype stage.  In addition, the Company has agreed to provide the licensor with design services, as well as assist in completing the prototype and initial production at the Company’s prevailing wholesale rate for comparable services.

11.	STOCK ISSUED FOR LEGAL SERVICES

Effective December 31, 2010, the Company issued 343,230 shares of stock to an outside attorney in settlement of a $34,323 legal expense debt.  The per share fair market value at December 31, 2010, was $.10.  Accordingly, the Company recognized no gain or loss on the transaction.

Effective December 30, 2009, the Company granted 50,000 shares of restricted common stock to an outside attorney legal and advisory services provided in 2009. The stock was valued at the fair market price on the effective date of grant, or $12,500.  The agreement underlying the stock as granted did not assign a stated value to the services rendered.  Accordingly, the Company recognized $12,500for the year ended December 31, 2009, as legal expense associated with the stock issue.  See Note 12. STOCK WARRANTS FOR LEGAL SERVICE for a discussion of the warrants granted.

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

12.	STOCK WARRANTS FOR LEGAL SERVICE

Effective December 30, 2009, the Company issued to an outside attorney warrants to purchase 100,000 shares of restricted common stock for certain legal and advisory services to be performed in 2010, as evidenced by a signed proposal.  The warrants are exercisable at fair market value as of the date of grant, and will vest in two tranches of 50,000 each, on September 30, 2010 and December 31, 2010, respectively.  In addition, the agreement provides for a cashless exercise of the tranches.  The fair value of the warrants was determined to be $25,000 using the Black-Scholes valuation model.  The stock warrants are in lieu of payment for these services and as such the Company will recognize operating expense over the term of the agreement.  Accordingly, the Company recognized $25,000 as operating expense for the year ended December 31, 2010.  As of December 31, 2010, the two tranches of warrants were unexercised.

BROWNIE’S MARINE GROUP, INC.
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

As of December 31, 2009 all Stock Options authorized under Plan had been granted.

14.	STOCK ISSUED FOR CONSULTING SERVICES

From April 16, through December 31, 2010, the Company granted a combined 674,932 shares of restricted common stock to eight consultants pursuant to individual consulting agreements.  The consulting services provided for include predominantly management advisory services in the areas of sales, marketing, public relations, financing, and business development. Grant of the stock was in lieu of payment for these services.  The length of consulting services under the agreements ranges from completed during the second quarter of 2010 through one year from effective transaction date, or July 1, 2011.  The majority of the agreements expire on December 31, 2010.  The Company recorded the transactions at the fair market value of the stock on the effective date of each transaction.  The Company is recognizing operating expense over the term of the agreements.  Accordingly, the Company recognized $179,337 as operating expense under the agreements for the year ended December 31, 2010.  As of December 31, 2010, prepaid equity based compensation under these agreements totaled $41,586 and is reflected as a component of shareholders’ equity for the related consulting services as yet to be provided as of that date.

15.	OFFERING AGREEMENT AND INDEPENDENT CONSULTANT AND ADVISORY AGREEMENT

Effective December 31, 2009, the Company signed an independent consulting and advisory agreement with a registered broker dealer.  Effective as of the end of the first quarter of 2010, these agreements were terminated without liability or associated cost to the Company.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	PATENT INFRINGEMENT SETTLEMENTS

In August 2010, the Company settled several lawsuits for infringement of one of the Company’s patents.  The Company recorded $206,950 as other income that was settled in cash and inventory credits.  The Company granted a non-exclusive license of its patent to the settling parties along with future licensing and purchasing terms.  In exchange, the Company was granted exclusive distributor rights in the United States of the products of the settling parties, as well as non-exclusive distributor rights for others. The Company acquired the subject patent from the Carleigh Rae Corporation, a related party, in 2010, and it is discussed in Note 6. RELATED PARTY TRANSACTIONS, Patent purchase agreements.

17.	INCOME TAXES

The components of the provision for income tax benefit are as follows for the years ended:

	December 31, 2010	December 31, 2009
Current taxes
Federal	$—	$(108,739)
State	—	(5,184)
Current taxes	—	(113,923)
Change in deferred taxes	(356,291)	(97,519)
Change in valuation allowance	290,417	52,600

Provision for income tax benefit	$(65,874)	$(158,782)

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2010:

Deferred tax assets:
Equity based compensation	$21,743
Allowance for doubtful accounts	5,100
Depreciation and amortization timing differences	(6,199)
Net operating loss carryforward	449,707
On-line training certificate reserve	938
Total deferred tax assets	471,289
Valuation allowance	(362,511)

Deferred tax assets net of valuation allowance	108,778

Less deferred tax assets – non-current, net of valuation allowance	108,309

Deferred tax assets – current, net of valuation allowance	$469

The effective tax rate used for calculation of the deferred taxes as of December 31, 2010, was 34%.  The Company has established a valuation allowance against deferred tax assets of $362,511 due to the uncertainty regarding realization, comprised primarily of a 98% reserve against the deferred tax assets attributable to the equity based compensation, a 100% reserve against the allowance for doubtful accounts, and a 75% reserve against the net operating carryforward, and a 25% reserve against depreciation and amortization timing differences.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	INCOME TAXES (continued)

The significant differences between the statutory tax rate and the effective tax rates for the Company for the three months ended are as follows:

	December 31, 2010	December 31, 2009
Statutory tax rate benefit	—%	—%
Increase (decrease) in rates resulting from:
Net operating loss carryforward or carryback	(30)%	(32)%
Equity based compensation and loss	1%	—%
Book/tax depreciation and amortization differences	—%	—%
Change in valuation allowance	23%	8%
Other	1%	(2)%
Effective tax rate benefit	(5)%	(26)%

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2009:

Deferred tax assets:
Stock options	$33,527
Allowance for doubtful accounts	10,540
Net operating loss carryforward	72,382
On-line training certificate reserve	438
Total deferred tax assets	116,887
Valuation allowance	(72,095)

Deferred tax assets net of valuation allowance	44,792

Less deferred tax assets – non-current, net of valuation allowance	44,573

Deferred tax assets – current, net of valuation allowance	$219

Deferred tax liability
Depreciation and amortization timing differences	$1,888

Less deferred tax liability – non-current	1,888

Deferred tax liability – current	$—

The effective tax rate used for calculation of the deferred taxes as of December 31, 2009, was 34%.  The Company established a valuation allowance against deferred tax assets of $72,095 due to the uncertainty regarding realization, comprised primarily of a 75% reserve against the deferred tax assets attributable to the stock options, a 100% reserve against the allowance for doubtful accounts, and a 50% reserve against part of the net operating loss that must be carried forward.

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

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	AUTHORIZATION OF PREFERRED STOCK

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

19.	LEGAL

On April 28, 2010, Melissa Metz, individually and as personal representative of the Estate of Lester M. Metz, deceased (the “Plaintiff”), filed a wrongful death complaint against Trebor Industries, Inc. and the Company in United States District Court for the Eastern District of Pennsylvania.  See Note 20. SUBSEQUENT EVENTS for settlement of this lawsuit.  Legal fees for the Company’s defense of this case for the year ended December 31, 2010 were $7,500.

20.	SUBSEQUENT EVENTS

On May 3, 2011, the Company borrowed $300,000 in exchange for a convertible debenture maturing on May 5, 2012.  The Debenture bears 10% interest per annum and is payable on November   The lender may at any time  convert any portion of the debenture to common shares at a 30% discount of the “Market Price” of the stock based on the average of the previous ten (10) days weighted average closing prices on the date prior to the notice of conversion.  The Company may prepay the debenture plus accrued interest at any time before maturity.  In addition, as further inducement for loaning the Company the funds, the Company granted the lender 300,000 and 600,000  detachable warrants to purchase restricted shares of the Company’s common stock at $.25 and $.35 per share, respectively.

On April 21, 2011, the Company issued 425,000 shares of preferred stock, designated as Series "A" Convertible Preferred Stock, to Robert Carmichael, the Chief Executive of the Company at a price per share of $.001.  The issuance is in consideration of the forgiveness of $42,500 advanced by Mr. Carmichael to the Company.  The Preferred Stock may be converted to common stock at a rate of $.00001 per share, or 42,500,000 shares of common stock.  In addition, the Company granted Mr. Carmichael 20,000,000 shares of restricted stock in consideration of personal guarantees he provided to secure restatement and consolidation of the first and second mortgages of the Company.  The restrictions on the common stock will expire 50% on April 20, 2012, and 50% on April 20, 2013, if Mr. Carmichael continues as full time employment with the Company.

On April 4, 2011, a convertible debenture as discussed in Note 10. CONVERTIBLE DEBENTURES matured.  The Company did not pay the balance due under the debenture on that date, nor did the owner of the debenture provide notice for conversion to Common Shares.  Instead, as allowable per the terms of the debenture, the lender assigned his interest to a third party who assumed the agreement.  Through May 14, 2011, the new owner of the debenture has called for and been issued 900,000 shares under the agreement.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	SUBSEQUENT EVENTS (continued)

On March 18, 2011, a legal settlement was reached between the Estate of Lester Metz and Brownie’s Marine Group, Inc.  The settlement amount did not exceed the limits of the Company’s insurance coverage, and the Company admitted no fault or liability in the case.

On March 9, 2011, the Company borrowed $50,000 in exchange for a convertible debenture maturing on March 9, 2012.  The Debenture bears 10% interest per annum.    The lender may at any time convert any portion of the debenture to common shares at a 30% discount of the “Market Price” of the stock based on the average of the previous ten (10) days weighted average closing prices on the date prior to the notice of conversion.  The Company may prepay the debenture plus accrued interest at any time before maturity.  In addition, as further inducement for loaning the Company the funds, the Company granted the lender 50,000 and 100,000 warrants at $.25 and $.35 per share, respectively.

On February 10, 2011, the Company borrowed $42,500 in exchange for a convertible debenture.  The debenture bears 8% interest per annum and matures on November 10, 2011.  Beginning 180 days after the date of the debenture, the lender may convert the note to common shares at a 42% discount of the “Market Price” of the stock based on the average of the lowest three (3) closing bid prices on the date prior to the notice of conversion.  The lender cannot convert an amount greater than 4.99% of the outstanding common stock at any one time.  The Company may prepay the debenture at any time before maturity at graduated amounts depending on the date of prepayment ranging from 130% to 150% of the debenture balance plus accrued and unpaid interest.  There is a $2,000 per day penalty for not timely delivering shares upon conversion notice.

Effective January 7, 2011, the Company ratified a technology and license agreement with commitment for purchase of inventory related to agreement signed in 2010 which set pricing for products if minimum quantity purchases were met.  Since the Company did not purchase the minimum quantities, but desired to maintain the technology and licensing rights along with the pricing, it agreed to purchase the 2010 balance shortage in 2011, as well as the 2011 minimum quantities.  On January 7, 2011, the Company issued a $76,000 convertible debenture for purchase of the product with $28,000 maturing on June 7, 2011 and $48,000 maturing on November 12, 2011.  The debenture bears interest as 5% per annum.  The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4) days highest closing bid prices over the preceding five (5) trading days.