Form 10-Q
period 2011-03-31
Brownie's Marine Group, Inc
filed 2011-05-23
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q
(mark one)

☑           Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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
 Yes  ☐    No  ☒

There were 25,347,897 shares of common stock outstanding as of May 16, 2011.

PART I

Item 1.    Financial Statements

Financial Information

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2011	December 31,
	(Unaudited)	2010
ASSETS

Current assets
Cash	$16,675	$4,171
Accounts receivable, net of $15,000 and $15,000 allowance for doubtful accounts, respectively	10,228	29,553
Accounts receivable - related parties	45,961	23,998
Inventory	491,195	525,595
Prepaid expenses and other current assets	105,108	36,484
Deferred tax asset, net - current	444	469
Total current assets	669,611	620,270

Property, plant and equipment, net	1,131,173	1,139,911

Deferred tax asset, net - non-current	128,258	108,309
Other assets	2,895	2,895

Total assets	$1,931,937	$1,871,385

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$551,768	$510,641
Customer deposits	61,511	58,390
Royalties payable - related parties	94,202	87,048
Other liabilities	2,539	13,346
Other liabilities and accrued interest - related parties	30,987	31,752
Convertible debentures, net	149,108	90,676
Notes payable - current portion	25,923	—
Notes payable - related parties - current portion	228,110	205,180
Total current liabilities	1,144,148	997,033

Long-term liabilities
Notes payable - long-term portion	1,063,124	1,053,993
Notes payable - related parties - long-term portion	101,084	124,014

Total liabilities	2,308,356	2,175,040

Commitments and contingencies

Stockholders' deficit
Preferred stock; $0.001 par value: 10,000,000 shares authorized; No shares issued and outstanding	—	—
Common stock; $0.001 par value; 250,000,000 shares authorized;
5,896,081 and 4,051,502 share issued, respectively;
4,430,564 and 4,051,502 shares outstanding, respectively	4,431	4,052
Common stock payable; $0.001 par value; 223,283 and 543,240 shares, respectively	223	543
Prepaid equity based compensation	(19,336)	(41,586)
Additional paid-in capital	2,411,450	2,233,119
Accumulated deficit	(2,773,187)	(2,499,783)
Total stockholders' deficit	(376,419)	(303,655)

Total liabilities and stockholders' deficit	$1,931,937	$1,871,385

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

Net revenues
Net revenues	$209,506	$318,916
Net revenues - related parties	153,394	145,267
Total net revenues	362,900	464,183

Cost of net revenues
Cost of net revenues	330,461	378,887
Royalties expense - related parties	9,121	12,840
Total cost of net revenues	339,582	391,727

Gross profit	23,318	72,456

Operating expenses
Selling, general and administrative	209,052	258,163
Research and development costs	20,578	15,560
Total operating expenses	229,630	273,723

Loss from operations	(206,312)	(201,267)

Other expense, net
Other (income) expense, net	(3,128)	1,133
Interest expense	86,330	20,342
Interest expense - related parties	3,814	5,755
Total other expense, net	87,016	27,230

Net loss before provision for income taxes	(293,328)	(228,497)

Provision for income tax benefit	(19,924)	(68,343)

Net loss	$(273,404)	$(160,154)

Basic loss per common share	$(0.06)	$(0.09)
Diluted loss per common share	$(0.06)	$(0.09)

Basic weighted average common shares outstanding	4,329,081	1,803,497
Diluted weighted average common shares outstanding	4,329,081	1,803,497

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

					Prepaid	Additional		Total
	Common stock		Common stock payable		equity based	paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	compensation	capital	deficit	deficit

Balance, December 31, 2010	4,051,502	$4,052	543,240	$543	$(41,586)	$2,233,119	$(2,499,783)	$(303,655)

Issuance of stock payable from prior reporting periods	337,290	337	(337,290)	(337)	—	—	—	—

Discounts on convertible debentures	—	—	—	—	—	168,500	—	168,500

Stock granted for consulting and legal services	41,772	42	17,333	17	—	9,831	—	9,890

Current period amortization of prepaid equity based compensation	—	—	—	—	22,250	—	—	22,250

Net loss	—	—	—	—	—	—	(273,404)	(273,404)

Balance, March 31, 2011 (Unaudited)	4,430,564	$4,431	223,283	$223	$(19,336)	$2,411,450	$(2,773,187)	$(376,419)

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(273,404)	$(160,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,738	8,567
Change in deferred tax asset, net	(19,924)	(68,343)
Equity based compensation for consulting and legal services	9,890	6,250
Accretion of convertible debt discounts	58,432
Amortization of prepaid equity based compensation expense	22,250	21,774
Changes in operating assets and liabilities:
Change in accounts receivable, net	19,325	(4,066)
Change in accounts receivable - related parties	(21,963)	(32,059)
Change in inventory	34,400	(60,948)
Change in prepaid expenses and other current assets	7,376	29,419
Change in other assets	—	4,073
Change in accounts payable and accrued liabilities	41,127	132,394
Change in customer deposits	3,121	73,255
Change in income tax refunds receivable	—	9,357
Change in other liabilities	(10,807)	(635)
Change in other liabilities and accrued interest - related parties	(765)	4,558
Change royalties payable - related parties	7,154	10,839
Net cash used in operating activities	(115,050)	(25,719)

Cash flows from investing activities:
Purchase of fixed assets	—	(1,630)
Net cash used in investing activities	—	(1,630)

Cash flows from financing activities:
Proceeds from borrowing on convertible debenture	92,500	—
Proceeds from borrowing on loan payable	—	100,000
Proceeds from borrowings on notes payable	35,764	—
Principal payments on notes payable	(710)	(11,935)
Principal payments on notes payable - related parties	—	(5,107)
Net cash provided by financing activities	127,554	82,958

Net change in cash	12,504	55,609

Cash, beginning of period	4,171	2,713

Cash, end of period	$16,675	$58,322

Supplemental disclosures of cash flow information:
Cash paid for interest	$37,891	$20,510

Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash investing activities and future operating activities:

Convertible debenture issued for prepaid inventory	$76,000	$—

Discounts on convertble debentures	$168,500	$—

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business –Brownie’s Marine Group, Inc., (hereinafter referred to as the “Company”, “We”,  or “BWMG”) designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and nitrox generation systems, and scuba and water safety products through its wholly owned subsidiary Trebor Industries, Inc.  The Company sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility in Fort Lauderdale, Florida.  The Company does business as (dba) Brownie’s Third Lung, the dba name of Trebor Industries, Inc.  The Company’s common stock is quoted on the OTCBB under the symbol “BWMG”.

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

Reclassifications – Certain reclassifications have been made to the 2010 financial statement amounts to conform to the 2011 financial statement presentation.

Cash and equivalents – Only highly liquid investments with original maturities of 90 days or less are classified as cash and equivalents.  These investments are stated at cost, which approximates market value.

Going Concern –The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements.  However, we have incurred losses since 2009, and expect to have losses into a portion of 2011.  We have had a working capital deficit since 2009.  Although cured effective the fourth quarter 2010, the Company defaulted on its first mortgage in the third quarter of 2010, which resulted in an automatic default on its second mortgage further discussed in Note. 9.  NOTES PAYABLE.

During the third quarter of 2010, the Company settled several lawsuits for infringement of one of the Company’s patents.  The settlement was in the form of cash and inventory credits, and the Company was granted exclusive distributor rights in the United States of the products of the settling parties, as well as non-exclusive distributor rights for others as further discussed in Note 14. PATENT INFRINGEMENT SETTLEMENTS.   In addition, the Company introduced some of its own new products to market in mid 2010, including the variable speed electric and battery powered diving units.  We believe the combined addition of these products to complement the sales of our other products will allow us to generate enough sales to supply us with sufficient working capital in the future.  However, the Company does not expect that existing cash flow will be sufficient to fund presently anticipated operations beyond the third quarter of 2011.  This raises substantial doubt about our ability to continue as a going concern.

We will need to raise additional funds and are currently exploring alternative sources of financing.  We have issued a number of convertible debentures as an interim measure to finance our working capital needs as discussed in Note 10.  CONVERTIBLE DEBENTURES, and Note 18. SUBSEQUENT EVENTS. We have implemented some cost saving measures and will continue to explore more to reduce operating expenses.

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

Property, Plant, and Equipment – Property, Plant and Equipment are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are primarily 3 to 5 years  except for the building that is being depreciated over a life of 39 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

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

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which occur.  Advertising and trade show expense incurred for the three months  ended March 31, 2011, and 2010, was $5,415 and $6,041, respectively.

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

For the three months ended March 31, 2010, the Company amortized prepaid stock based compensation associated with stock options granted October 1 and December 1, 2009.  See Note 12. EQUITY INCENTIVE PLAN for further discussion.  For the three months ended March 31, 2010, the Company recorded stock based compensation associated with warrants granted on December 31, 2009.  See Note 11. STOCK WARRANTS ISSUED FOR LEGAL SERVICES for further discussion.  For the three months ended March 31, 2011, the company granted stock for consulting services.  See Note 13.  STOCK ISSUED FOR CONSULTING SERVICES.

Fair value of financial instruments – The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature.

Earnings per common share – Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities.  Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period.  Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive.  All common stock equivalent shares were excluded in the computation for the three months ended March 31, 2011, and 2010, since their effect was antidilutive.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New accounting pronouncements –  In January 2011, the FASB released Accounting Standards Update No. 2011-01 (“ASU 2011-01”), Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20, which deferred the disclosure requirements surrounding troubled debt restructurings. These disclosures are effective for reporting periods ending on or after June 15, 2011. We do not expect the disclosure requirements to have a material impact on our current disclosures.

In April 2011, the FASB released Accounting Standards Update No. 2011-02 (“ASU 2011-02”), Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. ASU 2011-02 clarifies the guidance for determining whether a restructuring constitutes a troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must conclude that 1) the restructuring constitutes a concession and 2) the debtor is experiencing financial difficulties. ASU 2011-02 also requires companies to disclose the troubled debt restructuring disclosures that were deferred by ASU 2011-01. The guidance in ASU 2011-02 is effective for public companies in the first reporting period ending on or after June 15, 2011, but the amendment must be applied retrospectively to the beginning of the annual period of adoption. ASU 2011-02 is not expected to materially impact our consolidated financial statements.

 In April 2010, the FASB issued ASU No. 2010-13 which will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This ASU will be effective for the first fiscal quarter beginning after December 15, 2010.  The Company adopted this ASU in the quarter ended March 31, 2011.  Adoption of this ASU did not have a material financial impact on our consolidated financial statements.

2.	INVENTORY

Inventory consists of the following as of:

	March 31, 2011	December 31, 2010

Raw materials	$295,807	$333,107
Work in process	—	—
Finished goods	195,388	192,488
	$491,195	$525,595

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets totaling $105,108 at March 31, 2011, consists of $78,820 of prepaid inventory, $25,453 of prepaid insurance, and $835 other prepaid expenses and current assets.

Prepaid expenses and other current assets totaling $36,484 at December 31, 2010, consists of $15,435 credit toward inventory resulting from patent infringement settlements, $8,662 of prepaid inventory, $10,736 of prepaid insurance, $1,651 of prepaid software maintenance.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of:

	March 31, 2011	December 31, 2010

Building, building improvements, and land	$1,224,962	$1,224,962
Furniture, fixtures, vehicles and equipment	124,197	124,197
	1,349,159	1,349,159
Less: accumulated depreciation and amortization	(217,986)	(209,248)
	$1,131,173	$1,139,911

5.	CUSTOMER CREDIT CONCENTRATIONS

The Company sells to three entities owned by the brother of Robert Carmichael, the Company’s Chief Executive officer as further discussed in Note 6 – RELATED PARTIES TRANSACTIONS.  Combined sales to these entities for the three months ended March 31, 2011 and 2010 represented 42.1% and 31.18%, respectively, of total net revenues.  For the three months ended March 31, 2010, sales to one unrelated customer represented 17.07% of total net revenues.  Sales to no other customers represented greater than 10% of net revenues for the three months ended March 31, 2011 and 2010.

6.	RELATED PARTIES TRANSACTIONS

Notes payable – related parties

Notes payable – related parties consists of the following as of March 31, 2011:

Promissory note payable to the Chief Executive Officer of the Company, unsecured, bearing interest at 7.5% per annum, due in monthly principal and interest payments of $7,050, maturing on August 1, 2013.	$291,934

Promissory note payable due an entity in which the Company’s Chief Executive Officer has a financial interest, GKR Associates, LLC., secured by third mortgage on real property, having a carrying value of $1,114,136 at March 31, 2011, bearing 6.99% interest per annum, due in monthly principal and interest payments of $1,980, maturing on February 22, 2012.	37,260

329,194

Less amounts due within one year	228,110

Long-term portion of notes payable – related parties	$101,084

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	RELATED PARTY TRANSACTIONS (continued)

Notes payable – related parties (continued)

As of March 31, 2011, principal payments on the notes payable – related parties are as follows:

2011	$205,180
2012	82,159
2013	41,855
2014	—
2015	—
Thereafter	—

$329,194

As of March 31, 2011, the Company was approximately twenty-one months in arrears on payments due under the Note payable to the Chief Executive Officer.  No default notice has been received and the Company plans to make payments as able.  See Other liabilities and accrued interest– related parties within this Note for the related accrued interest also in arrears.

On February 12, 2010, as part of the requirements for conversion of its non-related party, revolving line of credit to a term loan, the Company converted GKR Associates, LLC’s (GKR) second mortgage to a third mortgage.  See Note 9. NOTES PAYABLE for further discussion. The Company was nine months in arrears on mortgage payments due GKR at March 31, 2011.  No default notice has been received and the Company plans to make payments as able.

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

Net revenues and accounts receivable – related parties – The Company sells products to three entities, Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer.  Terms of sale are no more favorable than those extended to any of the Company’s other customers.  Combined net revenues from these entities for three months ended March 31, 2011, and 2010, was $153,394 and $145,267, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at March 31, 2011, was $29,824, $8,334, and $7,415, respectively.  Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2010, was $13,777, $4,753, and $5,468, respectively.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	RELATED PARTY TRANSACTIONS (continued)

Royalties expense – related parties

The Company has Non-Exclusive License Agreements with 940 Associates, Inc. (hereinafter referred to as “940A”), an entity owned by the Company’s Chief Executive Officer, to license product patents it owns.  Under the terms of the license agreements effective January 1, 2005, the Company pays 940A $2.00 per licensed product sold, rates increasing 5% annually.  Also with 940A, the Company has an Exclusive License Agreement to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement.  Based on this license agreement, the Company pays 940A 2.5% of gross revenues per quarter.

Total royalty expense for the above agreements for three months ended March 31, 2011, and 2010, was $9,121 and $12,840, respectively.  As of March 31, 2011, the Company was approximately twenty-one months in arrears on royalty payments due. No default notice has been received and the Company plans to make payments as able.

Patent purchase agreements – In the first quarter of 2010, the Carleigh Rae Corporation (herein referred to as “CRC”), an entity that the Company’s Chief Executive Officer has an ownership interest, transferred ownership rights to the Company of patents previously subject to Non-Exclusive License Agreements.  Effective September 24, 2010, the Company finalized and executed terms of the purchase from CRC for payment of $25,500 and 371,250 shares of the Company’s common stock.   In addition, the CRC is entitled to a percentage of future sales amounting to $8,250 of products the Company is to receive in conjunction with two patent infringement lawsuits settled in the third quarter of 2010.  For financial reporting purposes the Company valued the group of patents at $0 which is the lower of CRC’s historical cost as compared to the fair market value of the stock.  Accordingly, the Company realized a $182,250 loss on the transaction comprised of $148,500 fair market value of the stock on the September, 30, 2010 grant date less the $0 historical cost, plus the $25,500 cash, plus the $8,250 liability.  See Other liabilities and accrued interest– related parties below for inclusion of the $8,250. By acquiring the IP the Company (i) has an opportunity to further develop the IP, (ii) has the ability to incorporate the IP into current and future products, and (iii) has the opportunity to license the IP to third parties. In addition, see Note 14. PATENT INFRINGEMENT SETTLEMENT for further discussion on income earned in the third quarter of 2010, from the Company’s successful settlement of several lawsuits for infringement of one of these patents.

Other liabilities and accrued interest– related parties

Other liabilities and accrued interest– related parties consists of the following at:

	March 31, 2011	December 31, 2010

Accrued interest on Notes payable – related parties	$22,765	$23,530
Due to Principals of Carleigh Rae Corp., net	8,222	8,222

Other liabilities – related parties	$30,987	$31,752

As of March 31, 2011, the Company was approximately twenty-one months in arrears on accrued interest due under the Note payable to the Chief Executive Officer.  No default notice has been received and the Company plans to make payments as able.  The $8,222 due the Principals of the Carleigh Rae Corp. resulted as part of the patent infringement settlements received by the Company and further discussed in Note 14. PATENT INFRINGEMENT SETTLEMENTS.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $551,768 at March 31, 2011, consists of $343,264 accounts payable trade, $60,574 balance of legal expense that was a Company expense prior to the reverse merger with Trebor Industries, Inc., $64,020 accrued payroll and related fringe benefits, $45,152 accrued sales and payroll taxes and withholding, $24,169 accrued real estate taxes, $12,745  accrued interest, and $1,844 other accrued liabilities.

Accounts payable and accrued liabilities of $510,642 at December 31, 2010, consists of $324,560 accounts payable trade, $60,574 balance of legal expense that was a Company expense prior to the reverse merger with Trebor Industries, Inc., $73,689 accrued payroll and related fringe benefits, $18,978 accrued real estate taxes, $28,295  accrued interest, and $4,546 other accrued liabilities.

8.	OTHER LIABILITIES

Other liabilities of $2,539 at March 31, 2011, consists of on-line training liability.

Other liabilities of at December 31, 2010, consists of $2,681 of on-line training liability, and $10,665 accrued legal fees and costs associated with default under the Company’s first and second mortgages.   See Note 9.  NOTES PAYABLE for discussion related to consolidation and restatement of promissory note.

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

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	NOTES PAYABLE

Notes payable consists of the following as of March 31, 2011:

Promissory note payable secured by a first mortgage on the real property of the Company having a carrying value of $1,120,994 at December 31, 2010, bearing interest at 7.5% per annum, due in monthly interest only payments beginning on February 22, 2011, maturing on May 22, 2012, with balloon payment of principal and any accrued and unpaid interest.	$1,053,993

Promissory note payable, unsecured, bearing interest at 5% per annum, due in monthly principal and interest payments of $2000, maturing on August 31, 2012.	35,054

1,089,047

Less amounts due within one year	25,923

Long-term portion of notes payable	$1,063,124

As of March 31, 2011, principal payments on the notes payable are as follows:

2011	$20,085
2012	1,068,962
2013	—
2014	—
2015	—
Thereafter	—

$1,089,047

On February 18, 2011, the Company’s wholly owned subsidiary, Trebor Industries, Inc., entered into a Forbearance Agreement with Branch Banking and Trust Company (“BBT”) for the promissory note in the principal amount of $1,000,000 in favor of BBT (the “Term Loan”) and the promissory note in the principal amount of $199,990.98 in favor of BBT (the “Second Note”). The Term Loan and Second Note are collectively referred to as the “Secured Notes”.  The Secured Notes are secured by the Company's Fort Lauderdale facilities and personally guaranteed by the Company’s chief executive officer. As previously disclosed, the Company failed to bring the Secured Notes current and in January 2011 BBT accelerated the full principal and accrued interest due under the Secured Notes, as well as initiated collection and legal action.  The Forbearance Agreement effectively extends the maturity date of the Secured Notes to May 22, 2012.  The Secured Notes were consolidated under a Consolidated and Restated Promissory Note in the principal amount of $1,053,993, effective November 22, 2010, (the “Consolidated Note”).  The maturity date of the Consolidated Note is May 22, 2012, and may be prepaid at any time.  The interest rate on the Consolidated Note is 7.5% per annum. Pursuant to the Forbearance Agreement the Company paid $33,000 to BBT at closing.  In addition to the monthly interest only payments required under the Consolidated Note, Trebor was required to pay BBT $6,028 by February 28, 2011, and monthly payments of approximately $3,555 on March 10, 2011, April 10, 2011, and May 10, 2011, to satisfy disbursements, costs and expenses associated with the Forbearance Agreement.

Under the Consolidated note, the Company accrued $10,665 of legal fees and costs as of December 31, 2010, which is reflected in Other liabilities.  In addition, the Company accrued interest through December 31, 2010, and this is reflected in Accounts payable and accrued liabilities.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	NOTES PAYABLE (continued)

In February 2011, the Company converted a vendor payable into an unsecured promissory note as reflected above in table summarizing notes payable as of March 31, 2011.   Principal and interest payments of $2,000 per month were to begin on February 28, 2011, and continue through August 31, 2012, maturity.  As of March 31, 2011, the Company was in arrears on approximately one and half month’s payments.  No default notice has been received and the Company plans to make payments as soon as it is able.

Notes payable consists of the following as of December 31, 2010:

Promissory note payable secured by a first mortgage on the real property of the Company having a carrying value of $1,120,994 at December 31, 2010, bearing interest at 7.5% per annum, due in monthly interest only payments beginning on February 22, 2011, maturing on May 22, 2012, with balloon payment of principal and any accrued and unpaid interest.	$1,053,993

Less amounts due within one year
—

Long-term portion of notes payable	$1,053,993

10.	CONVERTIBLE DEBENTURES

The company had five outstanding convertible debentures as of March 31, 2011.  The first was issued on October 4, 2010, the second on November 27, 2010, the third on January 1, 2011, the fourth on February 10, 2011, and the fifth on March 4, 2011,  as discussed below.

Effective October 4, 2010, the Company converted an accounts payable for legal services to a $20,635 convertible debenture.  The debenture matures on April 4, 2011, and bears interest at 5% per annum.  At the option of the lender, the principal amount of the note plus any accrued interest may be converted in whole or in part into Common Stock at the conversion price per share of $.001 by written notice.  The lender will be limited to maximum conversion of 4.99% of the outstanding Common Stock of the Company at any one time.  The debenture and the shares referenced within the debenture may be assignable in whole or in part to a third party at any time during the term.

The Company valued the beneficial conversion feature (BCF) of the convertible debenture at $20,635, the “ceiling” of its intrinsic value.  Accordingly, the $20,635 debenture is discounted by the amount of the BCF.  The Company will accrete the discount to the convertible debenture and recognize interest expense through its maturity on April 4, 2011.  At March 31, 2011, the balance of the convertible debenture is $20,635 which is $20,635 debenture, net $20,635 discount, plus $20,635 accretion.  At December 31, 2010, the balance of the convertible debenture is $10,318 which is $20,635 debenture, net $20,635 discount, plus $10,318 of amortization.

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

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	CONVERTIBLE DEBENTURES (continued)

The Company valued the BCF of the convertible debenture at $53,517, its intrinsic value.  Accordingly, the $125,000 debenture is discounted by the amount of the BCF.  The Company will accrete the discount to the convertible debenture and recognize interest expense through its maturity on May 27, 2011.  At March 31, 2011, the balance of the convertible debenture is $107,141 which is $125,000 debenture, net $53,571 discount, plus $35,712 of accretion.  At December 31, 2010, the balance of the convertible debenture is $80,358 which is $125,000 debenture, net $53,571 discount, plus $8,929 of amortization.   Because there is no assurance of success and the invention is still in design and pre-prototype phase, the Company recorded the initial net value of the debenture, $71,483, as research and development expense.  Both parties have agreed to confidentiality regarding the invention during the pre-prototype stage.  In addition, the Company has agreed to provide the licensor with design services, as well as assist in completing the prototype and initial production at the Company’s prevailing wholesale rate for comparable services.

Effective January 7, 2011, the Company ratified a technology and license agreement with commitment for purchase of inventory related to an agreement signed in 2010, which set pricing for products if minimum quantity purchases were met.  Since the Company did not purchase the minimum quantities, but desired to maintain the technology and licensing rights along with the pricing, it agreed to purchase the 2010 balance shortage in 2011, as well as the 2011 minimum quantities.  On January 7, 2011, the Company issued a $76,000 convertible debenture for purchase of the product with $28,000 maturing on June 7, 2011, and $48,000 maturing on November 12, 2011.  The debenture bears interest as 5% per annum.  The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4) deep highest closing bid prices over the preceding five (5) trading days.

The Company valued the BCF of the convertible debenture at $76,000, the “ceiling” of its intrinsic value.  Accordingly, the $76,000 debenture is discounted by the amount of the BCF.  The Company will accrete the discount to the convertible debenture and recognize interest expense through its maturity on November 12, 2011.  At March 31, 2011, the balance of the convertible debenture is $11,291 which is $76,000 debenture, net $76,000 discount, plus $11,291 accretion.

On February 10, 2011, the Company borrowed $42,500 in exchange for a convertible debenture.  The debenture bears 8% interest per annum and matures on November 14, 2011.  The interest rate on the debenture will revert to 22% per annum upon nonpayment of any amounts when due.  Beginning 180 days after the date of the debenture, the lender may convert the note to common shares at a 42% discount of the “Market Price” of the stock based on the average of the lowest three (3) closing bid prices on the date prior to the notice of conversion. In addition, if the Company grants a lower price for common stock purchase or conversion to anyone else during the term of this agreement, the lender’s conversion price will be adjusted downward to the same.  Since as of March 31, 2011, the Company has another outstanding debenture with a conversion price to common shares at $.001, this conversion price would also apply to this debenture. The lender cannot convert an amount greater than 4.99% of the outstanding common stock at any one time.  The Company may prepay the debenture at any time before maturity at graduated amounts depending on the date of prepayment ranging from 130% to 150% of the debenture balance plus accrued and unpaid interest.  There is a $2,000 per day penalty for not timely delivering shares upon conversion notice.  The Company is also required to maintain a reserve of shares sufficient to cover the lender’s conversion to common stock of the total amount of the debenture.  The Company has issued and reserved 1,465,517 shares through March 31, 2011, related to this debenture.

The Company valued the BCF of the convertible debenture at $42,500, the “ceiling” of its intrinsic value.  Accordingly, the $42,500 debenture is discounted by the amount of the BCF.  The Company will accrete the discount to the convertible debenture and recognize interest expense through its maturity on November 14, 2011.  At March 31, 2011, the balance of the convertible debenture is $7,083 which is $42,500 debenture, net $42,500 discount, plus $7,083 accretion.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	CONVERTIBLE DEBENTURES (continued)

On March 9, 2011, the Company borrowed $50,000 in exchange for a convertible debenture maturing on March 9, 2012.  The Debenture bears 10% interest per annum.    The lender may at any time convert any portion of the debenture to common shares at a 30% discount of the “Market Price” of the stock based on the average of the previous ten (10) days weighted average closing prices on the date prior to the notice of conversion.  The Company may prepay the debenture plus accrued interest at any time before maturity.  In addition, as further inducement for loaning the Company the funds, the Company granted the lender 50,000 and 100,000 warrants at $.25 and $.35 per share, respectively.  As a result, the Company had to allocate fair market value (“FMV”) to both the BCF and to the warrants.  The Company determined the FMV of the warrants as $22,500 using the Black-Scholes valuation model.

Since the combined FMV allocated to the warrants and BCF cannot exceed the convertible debenture amount (“the ceiling”), the BCF was valued at $27,500, resulting in a combined FMV of $50,000.  Accordingly, the $50,000 debenture is discounted by the combined FMV of the BCF and the warrants.  The Company will accrete the discount to the convertible debenture and recognize interest expense through its maturity on March 9, 2012.  At March 31, 2011, the balance of the convertible debenture is $2,957 which is $50,000 debenture, net $50,000 discount, plus $2,957 accretion.

11.	STOCK WARRANTS ISSUED FOR LEGAL SERVICE

Effective December 30, 2009, the Company issued to an outside attorney warrants to purchase 100,000 shares of restricted common stock for certain legal and advisory services to be performed in 2010, as evidenced by a signed proposal.  The warrants are exercisable at fair market value as of the date of grant, and vested in two tranches of 50,000 each, on September 30, 2010 and December 31, 2010, respectively.  In addition, the agreement provides for a cashless exercise of the tranches.  The fair value of the warrants was determined to be $25,000 using the Black-Scholes valuation model.  The stock warrants are in lieu of payment for these services and as such the Company recognized operating expense over the term of the agreement.  Accordingly, the Company recognized $6,250 as operating expense for the three months ended March 31, 2010.  As of March 31, 2011, the two tranches of warrants were unexercised.

12.	EQUITY INCENTIVE PLAN

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

Effective October 1, 2009 and December 1, 2009 the Company granted 75,000 and 115,000 incentive stock options, respectively, to certain consultants under the Plan. The fair value of the options was determined to be $47,500 using the Black-Scholes Model. The options that have a term of five years were issued in conjunction with consulting agreements business and financial advisory services. The stock options are in lieu of payment for these services and as such the Company will recognize operating expense over the term of the agreements. Accordingly, the Company recognized $11,874 operating expense for these options during the three months ended March 31, 2010. Prepaid equity based compensation is reflected as a component of shareholders’ deficit for the related consulting services yet to be provided at the end of the period.

As of March 31, 2011 all Stock Options authorized under Plan had been granted.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.	STOCK ISSUED FOR CONSULTING SERVICES

From April 16, through December 31, 2010, the Company granted a combined 674,932 shares of restricted common stock to eight consultants pursuant to individual consulting agreements.  The consulting services provided for include predominantly management advisory services in the areas of sales, marketing, public relations, financing, and business development. Grant of the stock was in lieu of payment for these services.  The length of consulting services under the agreements ranges from completed during the second quarter of 2010 through one year from effective transaction date, or July 1, 2011.  The majority of the agreements expire on December 31, 2010.  The Company recorded the transactions at the fair market value of the stock on the effective date of each transaction.  The Company is recognizing operating expense over the term of the agreements.  Accordingly, the Company recognized $22,250 as operating expense under the agreements for the three months ended March 31, 2011.  As of March 31, 2011, prepaid equity based compensation under these agreements totaled $19,336 and is reflected as a component of shareholders’ equity for the related consulting services as yet to be provided as of that date.

On March 9, 2010, the Company granted 100,000 shares of restricted common stock pursuant to a consulting agreement for assistance in the planning, design, direction, supervision and implementation of Company's web design, marketing and advertising and in such other matters and areas as may be mutually approved by Consultant and Company. This agreement expired on December 31, 2010.  The Company recorded the transaction at the fair market value of the stock on the effective date of the transaction, $.99 per share. The Company will amortize the operating expense over the term of the agreement. Accordingly, the Company recognized $9,900 as operating expense for the three months ended March 31, 2010. The agreement expires on December 31, 2010. This same consultant loaned the Company $100,000 during the first quarter of 2010, accepted a conversion of his loan to common stock in the third quarter of 2010, and became a member of the Board of Directors of the Company in December 2010.

14.	PATENT INFRINGEMENT SETTLEMENTS

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

15.	INCOME TAXES

The components of the provision for income tax benefit are as follows for the three months ended:

	March 31, 2011	March 31, 2010
Current taxes
Federal	$—	$—
State	—	—
Current taxes	—	—
Change in deferred taxes	(93,639)	(119,826)
Change in valuation allowance	73,715	51,483

Provision for income tax benefit	$(19,924)	$(68,343)

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15.	INCOME TAXES (continued)

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at March 31, 2011:

Deferred tax assets:
Equity based compensation	$21,743
Allowance for doubtful accounts	5,100
Depreciation and amortization timing differences	(6,218)
Net operating loss carryforward	543,414
On-line training certificate reserve	888
Total deferred tax assets	564,927
Valuation allowance	(436,225)

Deferred tax assets net of valuation allowance	128,702

Less deferred tax assets – non-current, net of valuation allowance	128,258

Deferred tax assets – current, net of valuation allowance	$444

The effective tax rate used for calculation of the deferred taxes as of March 31, 2011 was 34%.  The Company has established a valuation allowance against deferred tax assets of $443,875 due to the uncertainty regarding realization, comprised primarily of a 98% reserve against the deferred tax assets attributable to the equity based compensation, a 100% reserve against the allowance for doubtful accounts, and a 76% reserve against the net operating carryforward, and a 25% reserve against depreciation and amortization timing differences.

The significant differences between the statutory tax rate and the effective tax rates for the Company for the three months ended are as follows:

	March 31, 2011	March 31, 2010
Statutory tax rate benefit	—%	—%
Increase (decrease) in rates resulting from:
Net operating loss carryforward or carryback	(32)%	(44)%
Equity based compensation and loss	—%	(3)%
Book/tax depreciation and amortization differences	—%	(6)%
Change in valuation allowance	25%	23%
Other	—%	—%
Effective tax rate benefit	(7)%	(30)%

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15.	INCOME TAXES (continued)

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2010:

Deferred tax assets:
Equity based compensation	$21,743
Allowance for doubtful accounts	5,100
Depreciation and amortization timing differences	(6,199)
Net operating loss carryforward	449,707
On-line training certificate reserve	938
Total deferred tax assets	471,289
Valuation allowance	(362,511)

Deferred tax assets net of valuation allowance	108,778

Less deferred tax assets – non-current, net of valuation allowance	108,309

Deferred tax assets – current, net of valuation allowance	$469

The effective tax rate used for calculation of the deferred taxes as of December 31, 2010 was 34%.  The Company has established a valuation allowance against deferred tax assets of $362,511 due to the uncertainty regarding realization, comprised primarily of a 98% reserve against the deferred tax assets attributable to the equity based compensation, a 100% reserve against the allowance for doubtful accounts, and a 75% reserve against the net operating carryforward, and a 25% reserve against depreciation and amortization timing differences.

16.	AUTHORIZATION OF PREFERRED STOCK

During the second quarter of 2010, the holder of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of preferred stock.  The preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company from time to time in accordance with the provisions of Chapter 78 of the Nevada Revised Statutes.  Before modification, the existing Articles of Incorporation did not authorize the issuance of shares of preferred stock.  The Company authorized the preferred stock for the purpose of added flexibility in seeking capital and potential acquisition targets.  The amendment authorizing the issuance of shares of preferred stock grants the Board authority, without further action by our stockholders, to designate and issue preferred stock in one or more series and to designate certain rights, preferences and restrictions of each series, any or all of which may be greater than the rights of the common stock.   See Note 18.  SUBSEQUENT EVENTS for discussion of issuance of preferred stock.

17.	LEGAL

On March 18, 2011, a legal settlement was reached between the Estate of Lester Metz and Brownie’s Marine Group, Inc. under a claim brought in the U.S. District Court for the Eastern District of Pennsylvania.  The settlement amount did not exceed the limits of the Company’s insurance coverage, and the Company admitted no fault or liability in the case.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

18.	SUBSEQUENT EVENTS

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

On April 21, 2011, the Company issued 425,000 shares of preferred stock, designated as Series "A" Convertible Preferred Stock, to Robert Carmichael, the Chief Executive of the Company at a price per share of $.001.  The issuance is in consideration of the forgiveness of $42,500 advanced by Mr. Carmichael to the Company.  The Preferred Stock may be converted to common stock at a rate of $.00001 per share, or 42,500,000 shares of common stock.  In addition, the Company granted Mr. Carmichael 20,000,000 shares of restricted stock in consideration of personal guarantees he provided to secure restatement and consolidation of the first and second mortgages of the Company.  The restrictions on the common stock will expire 50% on April 20, 2012, and 50% on April 20, 2013, if Mr. Carmichael continues his full time employment with the Company.

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

Overview

Brownie’s Marine Group, Inc., a Nevada corporation (referred to herein as “BWMG”,“the Company”, “we” or “Brownie’s”), does business through its wholly owned subsidiary, Trebor Industries, Inc., d/b/a Brownie’s Third Lung, a Florida corporation. The Company designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and nitrox generation systems, and scuba and water safety products. BWMG sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility in Fort Lauderdale, Florida. The Company’s common stock is quoted on the OTCBB under the symbol “BWMG”. The Company’s website is www.browniesmarinegroup.com.

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

Results of Operations for the Three Months Ended March 31, 2011, As Compared To the Three Months Ended March 31, 2010

Net revenues.  For the three months ended March 31, 2011, we had net revenues of $362,900 as compared to net revenues of $464,183 for the three months ended March 31, 2010, a decrease of $101,283, or 21.82%.  Tankfill system sales declined approximately $99,000 for the three months ended March 31, 2011 as compared to the same period in 2010.  Hookah system and related sales remained relatively flat, or an approximate $2,000 decline, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The Company believes the depressed state of the economy continues to negatively impact sales as is seen by the decline in tankfill system sales.  The Company’s products are largely non-essential, disposable income type items, and therefore are more likely to be sacrificed by consumers in preference for essential goods during depressed economic conditions.

Cost of net revenues.  For the three months ended March 31, 2011, we had cost of net revenues of $339,582 as compared with cost of net revenues of $391,727 for the three months ended March 31, 2010, a decrease of $52,145, or 13.31%.   The decrease in cost of net revenues is primarily a result of reduction in cost of materials attributable the decrease in net revenues.   Cost of materials as a percentage of net revenues for the three months ended March 31, 2011, as compared to the same period in 2010, declined approximately 5%, but was offset by an increase in freight costs.

Gross profit.  For the three months ended March 31, 2011, we had a gross profit of $23,318 as compared to gross profit of $72,456 for the three months ended March 31, 2010, a decrease of $49,138, or 67.82%.  The decrease is primarily attributable to the decrease in net revenues.

Operating expenses.  For the three months ended March 31, 2011, we had total operating expenses of $229,630 as compared to total operating expenses of $273,723 for the three months ended March 31, 2010, a decrease of $44,093, or 16.11%.  The $44,093 decrease is due to a decrease in selling, general and administrative costs of $49,111, net of $5,018 increase in research and development costs as compared to the same period in 2010.  The net decrease in sales, general and administrative costs for the quarter ended March 31, 2011, as compared to the same period in 2010, is primarily attributable to a decrease of approximately $46,795 in legal and accounting expenses.  This is due to timing difference between 2010 and 2011.  Year-end financial reporting and accounting services from accountants and attorneys occurred in the second quarter of  2011, as compared to the first quarter of 2010.

Other expense, net.  For the three months ended March 31, 2011, we had other expense, net of $87,016 as compared to other expense, net of $27,230 for the three months ended March 31, 2010, an increase of $59,786, or 219.56%.  This account is comprised of other (income) expense, net, and interest expense.  Interest expense for the period increased $64,047 and other income, net increased $4,261.  Other (income) expense, net, is comprised of transactions that are generally of a non recurring nature.  The increase in interest expense of $64,047 was primarily attributable to approximately $58,000 accretion of discounts on convertible debentures issued during the fourth quarter of 2010, and the first quarter of 2011. In addition, interest expense increased due to the interest  on the convertible debentures.

Provision for income tax benefit.  For the three months ended March 31, 2011, we had a provision for income tax benefit of $19,924, as compared to $68,343 for the three months ended March 31, 2010, a decrease in provision for income tax benefit of $48,419, or 70.85%.  The decrease in provision for income tax benefit is primarily a result of an increase in the valuation allowance against the deferred tax asset attributable to realization of the net operating loss carryforward.

Net loss.  For the three months ended March 31, 2011, we had net loss of $273,404 as compared to net loss of $160,154 for the three months ended March 31, 2010, an increase of $113,250, or 70.71%.  The increase in net loss is attributable to $49,138 decrease in gross profit, $44,093 decrease in operating expenses, $59,786 increase in other expense, net, and $48,419 decrease in provision for income tax benefit.

Liquidity and Capital Resources

As of March 31, 2011, the Company had cash and current assets of $669,611 and current liabilities of $1,144,148 or a current ratio of .59 to 1.  This represents a working capital deficit of $474,537.  As of December 31, 2010, the Company had cash and current assets of $620,270 and current liabilities of $997,033 or a current ratio of .62 to 1.  As of December 31, 2009, the Company had cash and current assets of $704,629 and current liabilities of $859,066, or a current ratio of .82 to 1.

The accompanying consolidated financial statements included herein have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements.  However, we have incurred losses since 2009, and expect to have losses into a portion of 2011.  We have had a working capital deficit since 2009.  Although cured effective the fourth quarter 2010, the Company defaulted on its first mortgage in the third quarter of 2010, which resulted in an automatic default on its second mortgage further discussed in Note. 9.  NOTES PAYABLE of the Company’s financial statements.

During the third quarter of 2010, the Company settled several lawsuits for infringement of one of the Company’s patents.  The settlement was in the form of cash and inventory credits, and the Company was granted exclusive distributor rights in the United States of the products of the settling parties, as well as non-exclusive distributor rights for others as discussed in Note 14. PATENT INFRINGEMENT SETTLEMENTS of the Company’s financial statements.

In addition, the Company introduced some of its own new products to market in mid 2010, including  the variable speed electric and battery powered diving units.  We believe the combined addition of these products to complement the sales of our other products will allow us to generate enough sales to supply us with sufficient working capital in the future.  However, we do not expect that our existing cash flow will be sufficient to fund our presently anticipated operations beyond the third quarter of 2011.  This raises substantial doubt about our ability to continue as a going concern.

We will need to raise additional funds and are currently exploring alternative sources of financing.  We have issued a number of convertible debentures as an interim measure to finance our working capital needs as discussed in Note 10.  CONVERTIBLE DEBENTURES, and Note 18. SUBSEQUENT EVENTS of the Company’s financial statements. We have implemented some cost saving measures and will continue to explore more to reduce operating expenses.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation with the participation of our Chief Executive Officer who serves as our principal executive officer and principal financial and accounting officer, required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act.

Based on this evaluation, our Chief Executive Officer and principal financial and accounting officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective such that the information relating to our company required to be disclosed in our SEC reports (i) is recorded processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management to allow timely decisions regarding required disclosures. Our management concluded that our disclosure controls and procedures were not effective as described in more detail below.  A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of our annual or interim financial statements would not be prevented or detected.

The specific weakness identified by our management was a lack of a timely review by corporate management.  The weakness is principally due to lack of working capital to retain the legal, accounting and external audit services, which are integral to the Company’s process for timely disclosure and financial reporting.  This deficiency resulted in the delinquent filing of our annual report on Form 10-K for the year ended December 31, 2010, as well as failure to timely file a number of 8-Ks relating to convertible debenture agreements executed in the first quarter of 2011.  The convertible debenture transactions are discussed below in Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, and are disclosed in the notes to the Company’s Financial Statements for the period covered by this report included herein.

To mitigate the chance for reoccurrence of this noted deficiency, as disclosed in the Liquidity and Capital Resources section of this 10-Q Report, the company is currently in the process of addressing its working capital shortfall whereby this would provide the needed funds to retain the legal, accounting, and external audit services required for timely disclosure and financial reporting.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On March 18, 2011, a legal settlement was reached between the Estate of Lester Metz and Brownie’s Marine Group, Inc. under a claim brought in the U.S. District Court for the Eastern District of Pennsylvania.  The settlement amount did not exceed the limits of the Company’s insurance coverage, and the Company admitted no fault or liability in the case.

Item 1a. Risk Factors

Not Applicable to Smaller Reporting Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, the Company sold securities without registration under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemption provided in Section 4(2) as described below or as otherwise previously disclosed on Form 8-K.  The securities were issued with a legend restricting their transferability absent registration of applicable exemption.

During  the three months ended March 31, 2011, the Company issued 41,772 shares of restricted common stock to a consultant pursuant to a consulting agreement for financial services provided.

During the three months ended March 31, 2011, the Company issued 337,290 shares of restricted common stock that was disclosed as payable to three different consultants at December 31, 2010, for financial and legal services.

Effective January 7, 2011, the Company ratified a technology and license agreement with commitment for purchase of inventory related to an agreement signed in 2010, which set pricing for products if minimum quantity purchases were met.  Since the Company did not purchase the minimum quantities, but desired to maintain the technology and licensing rights along with the pricing, it agreed to purchase the 2010 balance shortage in 2011, as well as the 2011 minimum quantities.  On January 7, 2011, the Company issued a $76,000 convertible debenture for purchase of the product with $28,000 maturing on June 7, 2011, and $48,000 maturing on November 12, 2011.  The debenture bears interest as 5% per annum.  The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4) deep highest closing bid prices over the preceding five (5) trading days.

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

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description	Location
2.2	Merger Agreement, dated June 18, 2002 by and among United Companies Corporation, Merger Co., Inc. and Avid Sportswear & Golf Corp.	Incorporated by reference to Exhibit 2.02 Amendment No. 1 to Form S-4 filed June 24, 2002.

2.3	Articles of Merger of Avid Sportswear & Golf Corp. with and into Merger Co., Inc.	Incorporated by reference to Exhibit 2.03 Amendment No. 1 to Form S-4 filed June 24, 2002.

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of 10-Q for the quarter ended September 30, 2009 filed on November 13, 2009.

3.4	Designation of Series A Preferred Stock	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on April 27, 2011.

3.5	Bylaws	Incorporated by reference to Exhibit 3.04 to the Registration Statement on Form 10-SB.

5.1	2007 Stock Option Plan	Incorporated by reference to the appendix to the Company's Definitive Information Statement on Schedule 14C filed July 31, 2007.

10.1	Share Exchange Agreement, dated March 23, 2004 by and among the Company, Trebor Industries, Inc. and Robert Carmichael	Incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K filed April 9, 2004

10.2	Non-Exclusive License Agreement – BC Keel Trademark	Incorporated by reference to Exhibit 10.18 to Form 10QSB for the quarter ended September 30, 2005 filed August 15, 2005.

10.3	Exclusive License Agreement - Brownie's Third Lung, Brownie's Public Safety, Tankfill, and Related Trademarks and Copyrights	Incorporated by reference to Exhibit 10.20 to Form 10QSB for the quarter ended September 30, 2005 filed August 15, 2005.

10.4	Non-Exclusive License Agreement - Garment Integrated or Garment Attachable Flotation Aid and/or PFD	Incorporated by reference to Exhibit 10.22 to Form 10QSB for the quarter ended September 30, 2005 filed August 15, 2005.

10.5	Non-Exclusive License Agreement - SHERPA Trademark and Inflatable Flotation Aid/Signal Device Technology	Incorporated by reference to Exhibit 10.24 to Form 10QSB for the quarter ended September 30, 2005 filed August 15, 2005.

10.6	Non-Exclusive License Agreement - Tank- Mounted Weight, BC or PFD-Mounted Trim Weight or Trim Weight Holding System	Incorporated by reference to Exhibit 10.25 to Form 10QSB for the quarter ended September 30, 2005 filed August 15, 2005.

10.7	Exclusive License Agreement – Brownie’s Third Lung and Related Trademarks and Copyright	Incorporated by reference to Exhibit 10.26 to Form 10KSB for the year ended December 31, 2006 filed April 4, 2007.

Exhibit No.	Description	Location
10.8	Agreement for Purchase and Sale of Property Between Trebor Industries, Inc. and GKR Associates, Inc. dated February 21, 2007	Incorporated by reference to Exhibit 10.28 to Form 10KSB for the year ended December 31, 2006 filed April 4, 2007.

10.9	First Mortgage dated February 22, 2007 between Trebor Industries, Inc. and Colonial Bank	Incorporated by reference to Exhibit 10.29 to Form 10KSB for the year ended year ended December 31, 2006 filed April 4, 2007.

10.10	Note dated February 22, 2007 payable to GKR Associates, Inc.	Incorporated by reference to Exhibit 10.30 to Form 10KSB for the year ended year ended December 31, 2006 filed April 4, 2007.

10.11	Second Mortgage dated February 22, 2007 between Trebor Industries, Inc. and GKR Associates, LLC.	Incorporated by reference to Exhibit 10.31 to Form 10KSB for the year ended year ended December 31, 2006 filed April 4, 2007.

10.12	Promissory Note dated January 1, 2007 payable to Robert M. Carmichael.	Incorporated by reference to Exhibit 10.32 to Form 10KSB for the year ended year ended December 31, 2006 filed April 4, 2007.

10.13	Asset Purchase Agreement between Trebor Industries, Inc. and Robert Carmichael.	Incorporated by reference to Exhibt 10.1 to Form 8-K filed on August 1, 2008.

10.14	Asset Purchase Agreement between Trebor Industries, Inc. and Robert Carmichael.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 5, 2009.

10.15	Asset Purchase Agreement between Trebor Industries, Inc. and Robert Carmichael.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 19, 2010.

10.16	Asset Purchase Agreement between Trebor Industries, Inc. and the Carleigh Rae Corporation	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 6, 2011.

10.17	Converible Promissory Note issued to Asher Enterprise , Inc.	Incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 14, 2011.

10.18	Consolidated and Restated Promissory Note issued to BBT.	Incorporated by reference to Exhibit 4.2 to Form 8-K filed on March 14, 2011.

10.19	BBT Forebearance Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 14, 2011.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith.

32.1	Certification Pursuant to Section 1350	Provided herewith.

32.2	Certification Pursuant to Section 1350	Provided herewith

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 23, 2011	Brownie’s Marine Group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer