Form 10-Q
period 2011-06-30
Brownie's Marine Group, Inc
filed 2011-08-15
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

(mark one)

☑           Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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
Yes ☐ No ☒

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
Yes ☐ No ☒

There were 28,283,533 shares of common stock outstanding as of August 9, 2011.

PART I

Item 1. Financial Statements

Financial Information

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2011 (Unaudited)	December 31, 2010
ASSETS

Current assets
Cash	$128,515	$4,171
Accounts receivable, net of $28,000 and $15,000 allowance for doubtful accounts, respectively	61,329	29,553
Accounts receivable - related parties	56,894	23,998
Inventory	496,610	525,595
Prepaid expenses and other current assets	177,480	36,484
Deferred tax asset, net - current	512	469
Total current assets	921,340	620,270

Property, plant and equipment, net	1,122,434	1,139,911

Deferred tax asset, net - non-current	111,209	108,309
Other assets	2,895	2,895

Total assets	$2,157,878	$1,871,385

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$566,856	$510,641
Customer deposits	49,705	58,390
Royalties payable - related parties	105,429	87,048
Other liabilities	2,928	13,346
Other liabilities and accrued interest - related parties	32,501	31,752
Convertible debentures, net	253,442	90,676
Notes payable - current portion	1,084,586	—
Notes payable - related parties - current portion	204,986	205,180
Total current liabilities	2,300,433	997,033

Long-term liabilities
Notes payable - long-term portion	3,221	1,053,993
Notes payable - related parties - long-term portion	81,708	124,014

Total liabilities	2,385,362	2,175,040

Commitments and contingencies

Stockholders' deficit
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding	43	—
Common stock; $0.001 par value; 250,000,000 shares authorized; 28,398,706 and 4,051,502 share issued, respectively; 27,733,189 and 4,051,502 shares outstanding, respectively	27,733	4,052
Common stock payable; $0.001 par value; 256,294 and 543,240 shares, respectively	256	543
Prepaid equity based compensation	(887,500)	(41,586)
Additional paid-in capital	5,864,834	2,233,119
Accumulated deficit	(5,232,850)	(2,499,783)
Total stockholders' deficit	(227,484)	(303,655)

Total liabilities and stockholders' deficit	$2,157,878	$1,871,385

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net revenues
Net revenues	$436,151	$445,295	$645,657	$764,211
Net revenues - related parties	161,043	212,770	314,437	358,037
Total net revenues	597,194	658,065	960,094	1,122,248

Cost of net revenues
Cost of net revenues	383,298	474,659	713,759	853,546
Royalties expense - related parties	14,728	18,122	23,849	30,962
Total cost of net revenues	398,026	492,781	737,608	884,508

Gross profit	199,168	165,284	222,486	237,740

Operating expenses
Selling, general and administrative	391,963	351,645	601,013	609,808
Research and development costs	16,326	17,086	36,906	32,646
Total operating expenses	408,289	368,731	637,919	642,454

Loss from operations	(209,121)	(203,447)	(415,433)	(404,714)

Other expense, net
Other (income) expense, net	(3,379)	(6,031)	(6,507)	(4,898)
Interest expense	150,944	18,826	237,274	39,168
Interest expense - related parties	2,085,996	102,771	2,089,810	16,526
Total other expense, net	2,233,561	115,566	2,320,577	50,796

Net loss before provision for income taxes	(2,442,682)	(319,013)	(2,736,010)	(455,510)

Provision for income tax expense (benefit )	16,981	(27,273)	(2,943)	(95,616)

Net loss	$(2,459,663)	$(291,740)	$(2,733,067)	$(359,894)

Basic loss per common share	$(0.19)	$(0.12)	$(0.21)	$(0.17)
Diluted loss per common share	$(0.19)	$(0.12)	$(0.21)	$(0.17)

Basic weighted average common shares outstanding	13,010,738	2,421,294	12,969,277	2,119,288
Diluted weighted average common shares outstanding	13,010,738	2,421,294	12,960,277	2,119,288

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common stock		Common stock payable		Preferred		Prepaid equity based	Additional paid-in	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Stock	Amount	compensation	capital	deficit	deficit
Balance, December 31, 2010	4,051,502	$4,052	543,240	$543	$—	$—	$(41,586)	$2,233,119	$(2,499,783)	$(303,655)

Issuance of stock payable from prior reporting periods	337,290	337	(337,290)	(337)	—	—	—	—	—	—

Discounts on convertible debentures	—	—	—	—	—	—	—	168,500	—	168,500

Stock granted for consulting and legal services	41,772	42	17,333	17	—	—	—	9,831	—	9,890

Current period amortization of prepaid equity based compensation	—	—	—	—	—	—	22,250	—	—	22,250

Net loss	—	—	—	—	—	—	—	—	(273,404)	(273,404)

Balance, March 31, 2011 (Unaudited)	4,430,564	4,431	223,283	223	—	—	(19,336)	2,411,450	(2,773,187)	(376,419)

Issuance of stock payable from prior reporting periods	17,333	17	(17,333)	(17)	—	—	—	—	—	—

Discounts on convertible debentures	—	—	—	—	—	—	—	300,000	—	300,000

Stock granted for consulting and legal services	81,958	82	50,344	50	—	—	—	10,230	—	10,362

Stock issued for prepaid inventory	253,334	253	—	—	—	—	—	37,747	—	38,000

Issuance of preferred stock for debt forgiveness	—	—	—	—	42,500	43	—	2,124,957	—	2,125,000

Repayment of short term loan in stock	50,000	50	—	—	—	—	—	450	—	500

Issuance of stock in consideration of personal guarantees	20,000,000	20,000	—	—	—	—	(1,000,000)	980,000	—	—

Convertible debentures converted to stock	2,900,000	2,900	—	—	—	—	—	—	—	2,900

Current period amortization of prepaid equity based compensation	—	—	—	—	—	—	131,836	—	—	131,836

Net loss	—	—	—	—	—	—	—	—	(2,459,663)	(2,459,663)

Balance June 30, 2011 (Unaudited)	27,733,189	$27,733	256,294	$256	42,500	$43	$(887,500)	$5,864,834	$(5,232,850)	$(227,484)

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(2,733,067)	$(359,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17,477	17,190
Change in deferred tax asset, net	(2,943)	(95,616)
Equity based compensation for consulting and legal services	20,252	14,187
Accretion of convertible debt discounts	165,666	—
Forgiveness of debt interest expense - related party	2,082,500	—
Amortization of prepaid equity based compensation expense	154,086	127,527
Gain on sale of fixed asset	(5,000)	—
Changes in operating assets and liabilities:
Change in accounts receivable, net	(31,776)	(41,300)
Change in accounts receivable - related parties	(32,896)	(39,420)
Change in inventory	28,985	6,633
Change in prepaid expenses and other current assets	(26,996)	35,422
Change in other assets	—	4,073
Change in accounts payable and accrued liabilities	56,215	82,113
Change in customer deposits	(8,685)	6,901
Change in income tax refunds receivable	—	121,802
Change in other liabilities	(10,418)	(636)
Change in other liabilities and accrued interest - related parties	749	8,884
Change in royalties payable - related parties	18,381	19,962
Net cash used in operating activities	(307,470)	(92,172)

Cash flows from investing activities:
Sale of fixed asset	5,000	—
Purchase of fixed assets	—	(6,786)
Net cash provided by (used in) investing activities	5,000	(6,786)

Cash flows from financing activities:
Proceeds from borrowing on convertible debentures	392,500	—
Proceeds from short term loan exachanged for stock	500	—
Proceeds from borrowing on loan payable	—	180,000
Proceeds from borrowings on notes payable	35,764	—
Principal payments on notes payable	(1,950)	(23,844)
Principal payments on notes payable - related parties	—	(25,751)
Net cash provided by financing activities	426,814	130,405

Net change in cash	124,344	31,447

Cash, beginning of period	4,171	2,713

Cash, end of period	$128,515	$34,160

Supplemental disclosures of cash flow information:
Cash paid for interest	$54,154	$45,758

Cash paid for income taxes	$—	$—

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010

Supplemental disclosures of non-cash investing activities and future operating activities:

Convertible debenture issued for prepaid inventory	$76,000	$—

Discounts on convertible debentures	$468,500	$—

Preferred stock issued for forgiveness of note-payable - related party	$42,500	$—

Stock issued for prepaid inventory	$38,000	$—

Write-off of fully depreciated fixed asset sold	$20,938	$—

Convertible debenture converted to stock	$2,900	$—

Repayment of short term loan with stock	$500	$—

Issuance of stock in consideration of personal guarantees	$1,000,000	$—

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

We will need to raise additional funds and are currently exploring alternative sources of financing.  We have issued a number of convertible debentures as an interim measure to finance our working capital needs as discussed in Note 10.  CONVERTIBLE DEBENTURES, and are in the process of raising additional capital through sale of restricted common stock as discussed in Note 18. SUBSEQUENT EVENTS.  We have implemented some cost saving measures and will continue to explore more to reduce operating expenses.

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

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which they occur.  Advertising and trade show expense incurred for the three months  ended June 30, 2011, and 2010, was $9,055 and $3,760, respectively.  Advertising and trade show expense incurred for the six months ended June 30, 2011, and 2010, was $14,471 and $9,802, respectively.

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

Stock-based compensation – The Company accounts for all compensation related to stock, options or warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  The Company uses the Black-Scholes valuation model to calculate the fair value of options and warrants issued to both employees and non-employees.  Stock issued for compensation is valued on the effective date of the agreement in accordance with generally accepted accounting principles, which includes determination of the fair value of the share-based transaction. The fair value has been determined either through use of the quoted stock price unless the trading activity is nominal, which may indicate it does not represent the fair value.   Under these circumstances, the Company determines fair value through an analysis of its fair value of net assets and comparable publicly traded companies that have higher trading volumes with similar results of operations and industries.

For the three and six months ended June 30, 2011, the Company amortized prepaid stock based compensation associated with stock options granted October 1 and December 1, 2009.  See Note 12. EQUITY INCENTIVE PLAN for further discussion.  For the three and six months ended June 30, 2010, the Company recorded stock based compensation associated with warrants granted on December 31, 2009.  See Note 11. STOCK WARRANTS FOR LEGAL SERVICES for further discussion.  For the three and six months ended June 30, 2011, the company granted stock for consulting services.  See Note 13.  STOCK ISSUED FOR CONSULTING SERVICES. For the three and six months ended June 30, 2011, the Company recorded interest and compensation expense for issuance of convertible preferred stock and restricted stock to the Company's Chief Executive Officer. See Note 6. RELATED PARTY TRANSACTIONS for further discussion.

Beneficial conversion features on convertible debentures –The fair value of the stock upon which the beneficial conversion feature (BCF) computation is based has been determined either through use of the quoted stock price unless the trading activity is nominal, which may indicate it does not represent the fair value.   Under these circumstances, the Company determines fair value through an analysis of its fair value of net assets and comparable publicly traded companies that have higher trading volumes with similar results of operations and industries.  See Note10.  CONVERTIBLE DEBENTURES for further discussion.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments – The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature.

Earnings per common share – Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities.  Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period.  Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive.  All common stock equivalent shares were excluded in the computation for the three and six months ended June 30, 2011, and 2010, since their effect was antidilutive.

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

2.     INVENTORY

Inventory consists of the following as of:

	June 30, 2011	December 31, 2010
Raw materials	$295,339	$333,107
Work in process	—	—
Finished goods	201,271	192,488
	$496,610	$525,595

3.     PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets totaling $177,480 at June 30, 2011, consists of $119,685 of prepaid inventory, $37,500 of prepaid advertising, $20,258 of prepaid insurance, and $37 other prepaid expenses and current assets.

Prepaid expenses and other current assets totaling $36,484 at December 31, 2010, consists of $15,435 credit toward inventory resulting from patent infringement settlements, $8,662 of prepaid inventory, $10,736 of prepaid insurance, $1,651 of prepaid software maintenance.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of:

	June 30, 2011	December 31, 2010
Building, building improvements, and land	$1,224,962	$1,224,962
Furniture, fixtures, vehicles and equipment	103,229	124,197
	1,328,221	1,349,159
Less: accumulated depreciation and amortization	(205,787)	(209,248)
	$1,122,434	$1,139,911

5.	CUSTOMER CREDIT CONCENTRATIONS

The Company sells to three entities owned by the brother of Robert Carmichael, the Company’s Chief Executive officer as further discussed in Note 6 – RELATED PARTIES TRANSACTIONS.  Combined sales to these entities for the three months ended June 30, 2011 and 2010 represented 26.97% and 32.33%, respectively, of total net revenues.  Combined sales to these entities for the six months ended June 30, 2011 and 2010 represented 32.71% and 31.90%, respectively, of total net revenues. Sales to no other customers represented greater than 10% of net revenues for the three and six months ended June 30, 2011 and 2010.

6.	RELATED PARTIES TRANSACTIONS

Notes payable – related parties

Notes payable – related parties  – consists of the following as of June 30, 2011:

Promissory note payable to the Chief Executive Officer of the Company, unsecured, bearing interest at 7.5% per annum, due in monthly principal and interest payments of $7,050, maturing on August 1, 2013.	$249,434

Promissory note payable due an entity in which the Company’s Chief Executive Officer has a financial interest, GKR Associates, LLC., secured by third mortgage on real property, having a carrying value of $1,107,278 at June 30, 2011, bearing 6.99% interest per annum, due in monthly principal and interest payments of $1,980, maturing on February 22, 2012.	37,260

286,694

Less amounts due within one year	204,986

Long-term portion of notes payable – related parties	$81,708

As of June 30, 2011, principal payments on the notes payable – related parties are as follows:

2011	$162,452
2012	82,159
2013	42,083
2014	—
2015	—
Thereafter	—

$286,694

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	RELATED PARTY TRANSACTIONS (continued)

As of June 30, 2011, the Company was approximately nineteen months in arrears on payments due under the Note payable to the Chief Executive Officer.  No default notice has been received and the Company plans to make payments as able.  See Other liabilities and accrued interest– related parties within this Note for the related accrued interest in arrears.   On April 21, 2011, the Company issued 425,000 shares of preferred stock, designated as Series “A” Convertible Preferred Stock, to Robert Carmichael in consideration for forgiveness of $42,500 due under the Note payable to Chief Executive Officer.  The Series “A” Convertible Preferred Stock may be converted to common stock at a rate of $.01 per share, or 42,500,000 shares of common stock.  The fair market value per common share upon which the transaction was based was $.05.  Accordingly, the Company recognized $2,082,500 as interest expense – related party as part of the transaction.

On February 12, 2010, as part of the requirements for conversion of its non-related party, revolving line of credit to a term loan, the Company converted GKR Associates, LLC’s (GKR) second mortgage to a third mortgage.  See Note 9. NOTES PAYABLE for further discussion. The Company was twelve months in arrears on mortgage payments due GKR at June 30, 2011.  No default notice has been received and the Company plans to make payments as able.

Notes payable – related parties consists of the following as of December 31, 2010:

Promissory note payable to the Chief Executive Officer of the Company, unsecured, bearing interest at 7.5% per annum, due in monthly principal and interest payments of $7,050, maturing on August 1, 2013.	$291,934

Promissory note payable due an entity in which the Company’s Chief Executive Officer has a financial interest, GKR Associates, LLC., secured by third mortgage on real property, having a carrying value of $1,107,278 at June 30, 2011, bearing 6.99% interest per annum, due in monthly principal and interest payments of $1,980, maturing on February 22, 2012.	37,260

329,194

Less amounts due within one year	205,180

Long-term portion of notes payable – related parties	$124,014

Net revenues and accounts receivable  – related parties – The Company sells products to three entities, Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer.  Terms of sale are no more favorable than those extended to any of the Company’s other customers.  Combined net revenues from these entities for three months ended June 30, 2011, and 2010, was $161,043 and $212,770, respectively. Combined net revenues from these entities for six months ended June 30, 2011, and 2010, was $314,437 and $358,037, respectively.   Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at June 30, 2011, was $34,160, $10,167, and $12,567, respectively.  Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2010, was $13,777, $4,753, and $5,468, respectively.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	RELATED PARTY TRANSACTIONS (continued)

Royalties expense – related parties  –   The Company has Non-Exclusive License Agreements with 940 Associates, Inc. (hereinafter referred to as “940A”), an entity owned by the Company’s Chief Executive Officer, to license product patents it owns.  Under the terms of the license agreements effective January 1, 2005, the Company pays 940A $2.00 per licensed product sold, rates increasing 5% annually.  Also with 940A, the Company has an Exclusive License Agreement to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement.  Based on this license agreement, the Company pays 940A 2.5% of gross revenues per quarter.  Total royalty expense for the above agreements for three months ended June 30, 2011, and 2010, is disclosed on the face of the balance sheet. As of June 30, 2011, the Company was approximately twenty-three months in arrears on royalty payments due. No default notice has been received and the Company plans to make payments as able.

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

Other liabilities and accrued interest– related parties

Other liabilities and accrued interest– related parties consists of the following at:

	June 30, 2011	December 31, 2010
Accrued interest on Notes payable – related parties	$24,279	$23,530
Due to Principals of Carleigh Rae Corp., net	8,222	8,222

Other liabilities – related parties	$32,501	$31,752

As of June 30, 2011, the Company was approximately twenty-three months in arrears on accrued interest due under the Note payable to the Chief Executive Officer.  No default notice has been received and the Company plans to make payments as able.  The $8,222 due the Principals of the Carleigh Rae Corp. resulted as part of the patent infringement settlements received by the Company and further discussed in Note 14. PATENT INFRINGEMENT SETTLEMENTS.

Restricted common stock issued for personal guarantee – On April 21, 2011, the Company granted Robert Carmichael, the Chief Executive Officer, 20,000,000 shares of restricted common stock in consideration of personal guarantees he provided to secure restatement and consolidation of the first and second mortgages of the Company.  The restrictions on the common stock will expire 50% on April 20, 2012, and 50% on April 20, 2013, if Mr. Carmichael continues his full time employment with the Company.  The company valued the stock at $.05 per share and will record $1,000,000 of compensation expense to Mr. Carmichael ratably over the two-year term in which the restrictions expire.  The unearned balance of the compensation is recorded as prepaid compensation as a component of shareholders’ deficit.  As of the three and six months ended June 30, 2011, the Company recognized $112,500 as amortization of prepaid compensation under this agreement.  Prepaid compensation remaining under this agreement as of June 30, 2011 is $887,500 and is reflected as a component of stockholders' deficit.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $566,856 at June 30, 2011, consists of $269,321 accounts payable trade, $60,574 balance of legal expense that was a Company expense prior to the reverse merger with Trebor Industries, Inc., $77,619 accrued payroll and related fringe benefits, $89,989 accrued sales and payroll taxes and withholding, $29,359 accrued real estate taxes, $35,994 accrued interest, and $4,000 other accrued liabilities.

Accounts payable and accrued liabilities of $510,642 at December 31, 2010, consists of $324,560 accounts payable trade, $60,574 balance of legal expense that was a Company expense prior to the reverse merger with Trebor Industries, Inc., $73,689 accrued payroll and related fringe benefits, $18,978 accrued real estate taxes, $28,295  accrued interest, and $4,546 other accrued liabilities.

8.      OTHER LIABILITIES

Other liabilities of $2,928 at June 30, 2011, consists of on-line training liability.

Other liabilities of $13,346 at December 31, 2010, consists of $2,681 of on-line training liability, and $10,665 accrued legal fees and costs associated with default under the Company’s first and second mortgages.   See Note 9.  NOTES PAYABLE for discussion related to consolidation and restatement of promissory note.

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

9.	NOTES PAYABLE

Notes payable consists of the following as of June 30, 2011:

Promissory note payable secured by a first mortgage on the real property of the Company having a carrying value of $1,107,278 at June 30, 2011, bearing interest at 7.5% per annum, due in monthly interest only payments beginning on February 22, 2011, maturing on May 22, 2012, with balloon payment of principal and any accrued and unpaid interest.	$1,053,993

Promissory note payable, unsecured, bearing interest at 5% per annum, due in monthly principal and interest payments of $2000, maturing on August 31, 2012.	33,814

1,087,807

Less amounts due within one year	1,084,586

Long-term portion of notes payable	$3,221

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	NOTES PAYABLE (continued)

As of June 30, 2011, principal payments on the notes payable are as follows:

2011	$18,845
2012	1,068,962
2013	—
2014	—
2015	—
Thereafter	—

$1,087,807

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

In February 2011, the Company converted a vendor payable into an unsecured promissory note as reflected above in the table summarizing notes payable as of June 30, 2011.   Principal and interest payments of $2,000 per month were to begin on February 28, 2011, and continue through August 31, 2012, maturity.  As of June 30, 2011, the Company was in arrears on approximately four-month’s payments.  No default notice has been received and the Company plans to make payments as soon as it is able.

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

 The Company has outstanding convertible debentures as of June 30, 2011, as follows:

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

The Company valued the beneficial conversion feature (BCF) of the convertible debenture at $20,635, the “ceiling” of its intrinsic value.  Accordingly, the $20,635 debenture is discounted by the amount of the BCF.  The Company will accrete the discount to the convertible debenture and recognize interest expense through its maturity on April 4, 2011.  At maturity the Company did not redeem the convertible debenture and the holder sold and assigned it to an unrelated third party for the face value of the debenture.  At June 30, 2011, the balance of the convertible debenture is $17,735, which is $20,635 debenture, less $20,635 discount, plus $20,635 accretion, less $2,900 converted to stock.  At December 31, 2010, the balance of the convertible debenture is $10,318 which is $20,635 debenture, less $20,635 discount, plus $10,318 of accretion.

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

The Company valued the BCF of the convertible debenture at $53,517, its intrinsic value.  Accordingly, the $125,000 debenture is discounted by the amount of the BCF.  The Company will accrete the discount to the convertible debenture and recognize interest expense through its maturity on May 27, 2011.  At June 30, 2011, the balance of the convertible debenture is $125,000, which is $125,000 debenture, less $53,571 discount, plus $53,571 of accretion.  At December 31, 2010, the balance of the convertible debenture is $80,358, which is $125,000 debenture, less $53,571 discount, plus $8,929 of accretion.  Because there is no assurance of success and the invention is still in design and pre-prototype phase, the Company recorded the initial net value of the debenture, $71,483, as research and development expense.  Both parties have agreed to confidentiality regarding the invention during the pre-prototype stage.  In addition, the Company has agreed to provide the licensor with design services, as well as assist in completing the prototype and initial production at the Company’s prevailing wholesale rate for comparable services.

Effective January 7, 2011, the Company ratified a technology and license agreement with commitment for purchase of inventory related to an agreement signed in 2010, which set pricing for products if minimum quantity purchases were met.  Since the Company did not purchase the minimum quantities, but desired to maintain the technology and licensing rights along with the pricing, it agreed to purchase the 2010 balance shortage in 2011, as well as the 2011 minimum quantities.  The agreement required the Company issue a convertible debenture for $76,000, and $38,000 of restricted common stock at $.15 per share.  On January 7, 2011, the Company issued a $76,000 convertible debenture for purchase of the product with $28,000 maturing on June 7, 2011, and $48,000 maturing on November 12, 2011.  The debenture bears interest as 5% per annum.  The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4) deep highest closing bid prices over the preceding five (5) trading days.  On June 1, 2011, the Company issued 253,334 shares of restricted common stock at $.15 per share, or $38,000 as required by the agreement.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	CONVERTIBLE DEBENTURES (continued)

The Company valued the BCF of the convertible debenture at $76,000, the “ceiling” of its intrinsic value.  Accordingly, the $76,000 debenture is discounted by the amount of the BCF.  The Company will accrete the discount to the convertible debenture and recognize interest expense through its maturity on November 12, 2011.  At June 30, 2011, the balance of the convertible debenture is $24,000, which is $76,000 debenture, less $76,000 discount, plus $24,000 accretion.

On February 10, 2011, the Company borrowed $42,500 in exchange for a convertible debenture.  The debenture bears 8% interest per annum and matures on November 14, 2011.  The interest rate on the debenture will revert to 22% per annum upon nonpayment of any amounts when due.  Beginning 180 days after the date of the debenture, the lender may convert the note to common shares at a 42% discount of the “Market Price” of the stock based on the average of the lowest three (3) closing bid prices on the date prior to the notice of conversion. In addition, if the Company grants a lower price for common stock purchase or conversion to anyone else during the term of this agreement, the lender’s conversion price will be adjusted downward to the same.  Since as of March 31, 2011, the Company has another outstanding debenture with a conversion price to common shares at $.001, this conversion price would also apply to this debenture. The lender cannot convert an amount greater than 4.99% of the outstanding common stock at any one time.  The Company may prepay the debenture at any time before maturity at graduated amounts depending on the date of prepayment ranging from 130% to 150% of the debenture balance plus accrued and unpaid interest.  There is a $2,000 per day penalty for not timely delivering shares upon conversion notice.  The Company is also required to maintain a reserve of shares sufficient to cover the lender’s conversion to common stock of the total amount of the debenture.  The Company has issued and reserved 1,465,517 shares through June 30, 2011, related to this debenture.

The Company valued the BCF of the convertible debenture at $42,500, the “ceiling” of its intrinsic value.  Accordingly, the $42,500 debenture is discounted by the amount of the BCF.  The Company will accrete the discount to the convertible debenture and recognize interest expense through its maturity on November 14, 2011.  At June 30, 2011, the balance of the convertible debenture is $21,250, which is $42,500 debenture, less $42,500 discount, plus $21,250 accretion.

On March 9, 2011, the Company borrowed $50,000 in exchange for a convertible debenture maturing on March 9, 2012.  The Debenture bears 10% interest per annum.    The lender may at any time convert any portion of the debenture to common shares at a 30% discount of the “Market Price” of the stock based on the average of the previous ten (10) days weighted average closing prices on the date prior to the notice of conversion.  The Company may prepay the debenture plus accrued interest at any time before maturity.  In addition, as further inducement for loaning the Company the funds, the Company granted the lender 50,000 and 100,000 warrants at $.25 and $.35 per share, respectively.  As a result, the Company had to allocate fair market value (“FMV”) to both the BCF and to the warrants.  The Company determined the FMV of the warrants as $7,500 using the Black-Scholes valuation model.

Since the combined FMV allocated to the warrants and BCF cannot exceed the convertible debenture amount (“the ceiling”), the BCF was valued at $50,000, the “ceiling” of its intrinsic value.   Accordingly, the $50,000 debenture is discounted by the BCF and the warrants.  The Company will accrete the discount to the convertible debenture and recognize interest expense through its maturity on March 9, 2012.  At June 30, 2011, the balance of the convertible debenture is $15,457, which is $50,000 debenture, net $50,000 discount, plus $15,457 accretion.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	CONVERTIBLE DEBENTURES (continued)

On May 3, 2011, the Company borrowed $300,000 in exchange for a convertible debenture maturing on May 5, 2012.  The Debenture bears 10% interest per annum.    The lender may at any time convert any portion of the debenture to common shares at a 30% discount of the “Market Price” of the stock based on the average of the previous ten (10) days weighted average closing prices on the date prior to the notice of conversion.  The Company may prepay the debenture plus accrued interest at any time before maturity.  In addition, as further inducement for loaning the Company the funds, the Company granted the lender 300,000 and 600,000 warrants at $.25 and $.35 per share, respectively.  As a result, the Company had to allocate fair market value (“FMV”) to both the BCF and to the warrants.  The Company determined the FMV of the warrants as $7,500 using the Black-Scholes valuation model.

Since the combined FMV allocated to the warrants and BCF cannot exceed the convertible debenture amount (“the ceiling”), the BCF was valued at $300,000, the “ceiling” of its intrinsic value.   Accordingly, the $300,000 debenture is discounted by the BCF and the warrants.  The Company will accrete the discount to the convertible debenture and recognize interest expense through its maturity on May 5, 2012.  The Company will accrete the discount to the convertible debenture and recognize interest expense through its maturity on May 5, 2012.  At June 30, 2011, the balance of the convertible debenture is $50,000, which is $300,000 debenture, less $300,000 discount, plus $50,000 accretion.

11.	STOCK WARRANTS FOR LEGAL SERVICE

Effective December 30, 2009, the Company issued to an outside attorney warrants to purchase 100,000 shares of restricted common stock for certain legal and advisory services to be performed in 2010, as evidenced by a signed proposal.  The warrants are exercisable at fair market value as of the date of grant, and vested in two tranches of 50,000 each, on September 30, 2010 and December 31, 2010, respectively.  In addition, the agreement provides for a cashless exercise of the tranches.  The fair value of the warrants was determined to be $25,000 using the Black-Scholes valuation model.  The stock warrants are in lieu of payment for these services and as such the Company recognized operating expense over the term of the agreement.  Accordingly, the Company recognized operating expense for the three and six months ended June 30, 2010 of $6,250 and $12,500, respectively.  As of June 30, 2011, the two tranches of warrants were unexercised.

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

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.	EQUITY INCENTIVE PLAN (continued)

Effective October 1, 2009, and December 1, 2009, the Company granted 75,000 and 115,000 incentive stock options, respectively, to certain consultants under the Plan. The granting of these options exhausted all the options outstanding for grant under the plan.  The fair value of the options was determined to be $47,500 using the Black-Scholes Model. The options that have a term of five years were issued in conjunction with consulting agreements business and financial advisory services. The stock options are in lieu of payment for these services and as such the Company will recognize operating expense over the term of the agreements. Accordingly, for the three and six months ended June 30, 2010, the Company recognized operating expense of $15,000 and $26,875, respectively.  Prepaid equity based compensation is reflected as a component of shareholders’ deficit for the related consulting services yet to be provided at the end of the period.  As of June 30, 2011, all consulting services under this plan had been provided.

13.	STOCK ISSUED FOR CONSULTING SERVICES

From April 16, through December 31, 2010, the Company granted a combined 674,932 shares of restricted common stock to eight consultants pursuant to individual consulting agreements.  The consulting services provided for include predominantly management advisory services in the areas of sales, marketing, public relations, financing, and business development. Grant of the stock was in lieu of payment for these services.  The length of consulting services under the agreements ranges from completed during the second quarter of 2010 through one year from effective transaction date, or July 1, 2011.  The majority of the agreements expired on December 31, 2010.  The Company recorded the transactions at the fair market value of the stock on the effective date of each transaction.  The Company is recognizing operating expense over the term of the agreements.  Accordingly, for the three and six months ended June 30, 2011, the Company recognized $19,336 and $41,856, respectively, as operating expense under the agreements.

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

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15.	INCOME TAXES

The components of the provision for income tax expense (benefit) are as follows for the three months ended:

	June 30, 2011	June 30, 2010
Current taxes
Federal	$—	$—
State	—	—
Current taxes	—	—
Change in deferred taxes	(839,687)	(68,931)
Change in valuation allowance	856,848	41,658

Provision for income tax expense (benefit)	$16,981	$(27,273)

The components of the provision for income tax benefit are as follows for the six months ended:

	June 30, 2011	June 30, 2010
Current taxes
Federal	$—	$—
State	—	—
Current taxes	—	—
Change in deferred taxes	(933,506)	(188,757)
Change in valuation allowance	930,563	93,141

Provision for income tax benefit	$(2,943)	$(95,616)

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at June 30, 2011:

Deferred tax assets:
Equity based compensation	$21,743
Allowance for doubtful accounts	9,520
Depreciation and amortization timing differences	(6,237)
Net operating loss carryforward	1,378,7443
On-line training certificate reserve	1,025
Total deferred tax assets	1,404,794
Valuation allowance	(1,293,073)

Deferred tax assets net of valuation allowance	111,721

Less deferred tax assets – non-current, net of valuation allowance	111,209

Deferred tax assets – current, net of valuation allowance	$512

The effective tax rate used for calculation of the deferred taxes as of June 30, 2011 was 34%.  The Company has established a valuation allowance against deferred tax assets of $1,288,313 due to the uncertainty regarding realization, comprised primarily of a 98% reserve against the deferred tax assets attributable to the equity based compensation, a 100% reserve against the allowance for doubtful accounts, and a 92% reserve against the net operating carryforward, and a 25% reserve against depreciation and amortization timing differences.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15.   INCOME TAXES (continued)

The significant differences between the statutory tax rate and the effective tax rates for the Company for the six months ended are as follows:

	June 30, 2011	June 30, 2010
Statutory tax rate benefit	—%	—%
Increase (decrease) in rates resulting from:
Net operating loss carryforward or carryback	(34)%	(40)%
Equity based compensation and loss	—%	2%
Book/tax depreciation and amortization differences	—%	(3	) %
Change in valuation allowance	34%	20%
Other	—%	—%
Effective tax rate benefit	(—)%	(21)%

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2010:

Deferred tax assets:
Equity based compensation	$21,743
Allowance for doubtful accounts	5,100
Depreciation and amortization timing differences	(6,199)
Net operating loss carryforward	449,707
On-line training certificate reserve	938
Total deferred tax assets	471,289
Valuation allowance	(362,511)

Deferred tax assets net of valuation allowance	108,778

Less deferred tax assets – non-current, net of valuation allowance	108,309

Deferred tax assets – current, net of valuation allowance	$469

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

During the second quarter of 2010, the holder of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of preferred stock.  The preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company from time to time in accordance with the provisions of Chapter 78 of the Nevada Revised Statutes.  Before modification, the existing Articles of Incorporation did not authorize the issuance of shares of preferred stock.  The Company authorized the preferred stock for the purpose of added flexibility in seeking capital and potential acquisition targets.  The amendment authorizing the issuance of shares of preferred stock grants the Board authority, without further action by our stockholders, to designate and issue preferred stock in one or more series and to designate certain rights, preferences and restrictions of each series, any or all of which may be greater than the rights of the common stock.   See Note 6.  RELATED PARTY TRANSACTIONS – Notes Payable for discussion regarding issuance of 425,000 shares of preferred stock for forgiveness of $42,500 Note payable to Chief Executive Officer of the Company.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

17.	LEGAL

On June 23, 2011, a claim was filed in the U.S. District Court of Dallas County, Texas by the Estate of Christopher Logan.  Amount of damages sought were not provided in the claim.  The claim lists eight defendants of which the Company is one.  The claim asserts Mr. Logan died breathing carbon monoxide while diving with a T80G medium duty compressor (“T80G”).  The claim’s cites belief by the plaintiff that the T80G was sold by Brownie’s based on  representations  made by Keene Engineering, Inc. also a manufacturer of dive compressors and also listed as a defendant.  The Company believes the representation is erroneous because Brownie’s does not sell the make/model cited in the claim, and Brownie’s compressors have the brand name forged into the die-casting on the head of each cylinder.  Therefore, Brownie’s believes this claim is without merit, and anticipates being dismissed from the lawsuit.

18.	SUBSEQUENT EVENTS

On July 21, and July 27, 2011, the Company accepted $10,000 and $5,000, respectively toward a private offering of shares of restricted common stock at a purchase price per share of $.01.  The Company offered the shares through its officers and directors to “accredited investors” as defined in Rule 501 (as amended on July 21, 2010 by the Dodd-Frank Wall Street Reform and Consumer Protection Act) of Regulation D promulgated under the Securities Act of 1933, as amended.

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

Results of Operations for the Three Months Ended June 30, 2011, As Compared To the Three Months Ended June 30, 2010

Net revenues.  For the three months ended June 30, 2011, we had net revenues of $597,194 as compared to net revenues of $658,065 for the three months ended June 30, 2010, a decrease of $60,871, or 9.25%.  Tankfill system and related sales declined approximately $140,000 for the three months ended June 30, 2011, as compared to the same period in 2010.  Hookah system and related sales increased approximately $70,000, and sales of public water safety products (ex. life jackets) increased approximately $5,000 as compared to the three months ended June 30, 2010.  The Company believes the depressed state of the economy continues to negatively impact sales as seen by the decline in tankfill system sales, but is encouraged by the increase in sales of hookah systems, and public water safety products. The Company’s products are largely non-essential, disposable income type items, and therefore are more likely to be sacrificed by consumers in preference for essential goods during depressed economic conditions.

Cost of net revenues.  For the three months ended June 30, 2011, we had cost of net revenues of $398,026 as compared with cost of net revenues of $492,781 for the three months ended June 30, 2010, a decrease of $94,755, or 19.23%.   The decrease in cost of net revenues is primarily a result of reduction in quantity of materials used resulting from the 9.25% decrease in net revenues, coupled with an approximate 10% decrease in material costs as a percentage of net revenues.  The approximate 10% decline in material prices for the three months ended June 30, 2011, as compared to the same period in 2010 is attributed to the change in the sales mix.  In the second quarter of 2011 as compared to the second quarter of 2010, more hookah system and related sales occurred and less tankfill system and related sales occurred.  Of these products, those sold in the second quarter of 2011, had better profit margins than those sold in the second quarter of 2010.

Gross profit.  For the three months ended June 30, 2011, we had a gross profit of $199,168 as compared to gross profit of $165,284 for the three months ended June 30, 2010, an increase of $33,884, or 20.50%.  The increase is primarily attributable to the decrease in cost of net revenues resulting from the change in the sales mix, which is discussed in Cost of net revenues above.

Operating expenses.  For the three months ended June 30, 2011, we had total operating expenses of $408,289 as compared to total operating expenses of $368,731 for the three months ended June 30, 2010, an increase of $39,558, or 10.73%.  The $39,558 increase is due to an increase in selling, general and administrative costs of $40,318, net of $760 decrease in research and development costs as compared to the same period in 2010.  The net increase in sales, general and administrative costs for the quarter ended June 30, 2011, as compared to the same period in 2010, is primarily attributable to a an increase of approximately $43,709 in legal and accounting expenses, an increase in equity based (non-cash) compensation of approximately $25,000, and net of a decrease in other numerous accounts having individually insignificant increases and decreases.  Year-end financial reporting and accounting services from accountants and attorneys occurred in the second quarter of 2011, as compared to the first quarter of 2010, resulting in the increase in their fees during this period.

Other expense, net.  For the three months ended June 30, 2011, we had other expense, net of $2,233,561 as compared to other expense, net of $115,566 for the three months ended June 30, 2010, an increase of $2,117,995, or 1,832.71%.  This account is comprised of other (income) expense, net, and interest expense.  Interest expense for the period increased $2,115,343 and other income, net decreased $2,652.  Other (income) expense, net, is comprised of transactions that are generally of a non recurring nature.  The increase in interest expense of $2,115,343 is primarily attributable to approximately $107,234 accretion of discounts (non-cash) on convertible debentures issued during the fourth quarter of 2010 through the second quarter of 2011, as well as $2,082,500 interest expense (non-cash) on forgiveness of debt for preferred stock.  The remaining net decrease is primarily due to a decrease in interest resulting from pay down of a portion of a note-payable with  restricted stock, net an increase in interest on convertible debentures, which did not exist during the second quarter of 2010.

Provision for income tax expense (benefit).  For the three months ended June 30, 2011, we had a provision for income tax expense (benefit) of $16,981, as compared to a provision for income tax expense (benefit) of  ($27,273) for the three months ended June 30, 2010, an increase in the provision for income tax expense of $44,254, or 162.26%.  The increase in provision for income tax expense is primarily a result of the increase in  valuation allowance against the deferred tax asset attributable to realization of the net operating loss carryforward.

Net loss.  For the three months ended June 30, 2011, we had net loss of $2,459,663 as compared to net loss of $291,740 for the three months ended June 30, 2010, an increase of $2,167,923, or 743.10%.  The increase in net loss is attributable to $33,884 increase in gross profit, $39,558 increase in operating expenses, $2,117,995 increase in other expense, net, and $44,254 increase in provision for income tax expense.

Results of Operations for the Six Months ended June 30, 2011, As Compared To the Six Months ended  June 30, 2010

Net revenues.  For the six months ended  June 30, 2011, we had net revenues of $960,094 as compared to net revenues of $1,122,248 for the six months ended  June 30, 2010, a decrease of $162,154, or 14.45%.  Tankfill system and related sales declined approximately $250,000 for the six months ended  June 30, 2011 as compared to the same period in 2010.  Hookah system and related sales increased approximately $65,000, and sales of public water safety products (ex. life jackets) increased approximately $4,000 as compared to the six months ended  June 30, 2010. The Company believes the depressed state of the economy continues to negatively impact sales as is seen by the decline in tankfill system sales, but is encouraged by the increase in sales of  hookah systems and public water safety products. The Company’s products are largely non-essential, disposable income type items, and therefore are more likely to be sacrificed by consumers in preference for essential goods during depressed economic conditions.

Cost of net revenues.  For the six months ended  June 30, 2011, we had cost of net revenues of $737,608 as compared with cost of net revenues of $884,508 for the six months ended  June 30, 2010, a decrease of $146,900, or 16.61%.   The decrease in cost of net revenues is primarily a result of reduction in quantity of materials used resulting from the 14.45% decrease in net revenues, net of an approximate 8% decrease in material costs as a percentage of net revenues, and a 4% increase in freight costs, and 2% increase in other costs.  The approximate 8% decline in material prices for the six months ended  June 30, 2011, as compared to the same period in 2010 is attributed to the change in the sales mix.  In the second quarter of 2011 as compared to the second quarter of 2010, more hookah system and related sales occurred and less tankfill system and related sales occurred.  Of these products, those sold during the six months ended June 30, 2011, had better profit margins than those sold during the six months ended June 30, 2010.

Gross profit.  For the six months ended  June 30, 2011, we had a gross profit of $222,486 as compared to gross profit of $237,740 for the six months ended  June 30, 2010, a decrease of $15,254, or 6.42%.  The decrease is primarily attributable to the decrease in Net revenues.

Operating expenses.  For the six months ended June 30, 2011, we had total operating expenses of $637,919 as compared to total operating expenses of $642,454 for the six months ended  June 30, 2010, a decrease of $4,535, or less than 1%.

Other expense, net.  For the six months ended  June 30, 2011, we had other expense, net of $2,320,577 as compared to other expense, net of $50,796 for the six months ended  June 30, 2010, an increase of $2,269,781, or 4,468.42%.  This account is comprised of other (income) expense, net, and interest expense.  Interest expense for the period increased $2,271,390 and other income, net increased $1,609.  Other (income) expense, net, is comprised of transactions that are generally of a non-recurring nature.  The increase in interest expense of $2,271,390 is primarily attributable to approximately $165,666 accretion of discounts (non-cash) on convertible debentures issued during the fourth quarter of 2010 through the second quarter of 2011, as well as $2,082,500 interest expense (non-cash) on forgiveness of debt for preferred stock.  The remaining net increase is primarily due to an increase in interest on convertible debentures, which did not exist during the six months ended 2011, net a decrease in interest resulting from pay down of a portion of a note-payable with restricted stock in the second quarter of 2011.

Provision for income tax expense (benefit).  For the six months ended  June 30, 2011, we had a provision for income tax expense (benefit) of ($2,943), as compared to a provision for income tax expense (benefit) of  ($95,616) for the six months ended  June 30, 2010, a decrease in the provision for income tax benefit of $92,673, or 96.92%.  The decrease in provision for income tax benefit is primarily a result of increase in the valuation allowance against the deferred tax asset attributable to realization of the net operating loss carryforward.

Net loss.  For the six months ended  June 30, 2011, we had net loss of $2,733,067 as compared to net loss of $359,894 for the six months ended June 30, 2010, an increase of $2,373,173, or 659.41%.  The increase in net loss is attributable to $15,254 decrease in gross profit, $4,535 decrease in operating expenses, $2,269,781 increase in other expense, net, and $92,673 decrease in provision for income tax benefit.

Liquidity and Capital Resources

As of June 30,2011, the Company had cash and current assets of $921,340 and current liabilities of $2,300,433 or a current ratio of .40 to 1.  This represents a working capital deficit of $1,379,093.  As of December 31, 2010, the Company had cash and current assets of $620,270 and current liabilities of $997,033 or a current ratio of .62 to 1.  As of December 31, 2009, the Company had cash and current assets of $704,629 and current liabilities of $859,066, or a current ratio of .82 to 1.

The accompanying consolidated financial statements included herein have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements.  However, we have incurred losses since 2009, and expect to have losses into much of 2011.  We have had a working capital deficit since 2009.  Although cured effective the fourth quarter 2010, the Company defaulted on its first mortgage in the third quarter of 2010, which resulted in an automatic default on its second mortgage further discussed in Note. 9.  NOTES PAYABLE of the Company’s financial statements.

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

We will need to raise additional funds and are currently exploring alternative sources of financing.  We have issued a number of convertible debentures as an interim measure to finance our working capital needs as discussed in Note 10.  CONVERTIBLE DEBENTURES, and shares of restricted common stock to financial our working capital needs as discussed in Note 18. SUBSEQUENT EVENTS of the Company’s financial statements. We have implemented some cost saving measures and will continue to explore more to reduce operating expenses.

We currently seek to raise capital through private equity offerings and debt financing.  Such financing may not be available when we need it or may not be available on terms that are favorable to us.  If we raise additional capital through the sale of our securities, your ownership interest will be diluted and the terms of the financing may adversely affect your holdings or rights as stockholders.

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

Our auditors have raised substantial doubt about our ability to continue as a going concern.

We do not expect that our existing cash flow will be sufficient to fund our presently anticipated operations beyond the third quarter of 2011.  This raises substantial doubt about our ability to continue as a going concern.  We will need to raise additional funds and are currently exploring alternative sources of financing.  We have issued a number of convertible debentures as an interim measure to finance our working capital needs.  If we fail to raise additional funds when needed, or do not have sufficient cash flows from sales, we may be required to scale back or cease operations, liquidate our assets and possibly seek bankruptcy protection.

Failure to timely pay obligations as they come due could lead to significant financial obligations

We have issued a series of convertible debentures that convert at a discount to the market price of our common stock. We currently do not have working capital available to satify these notes.  Failure to repay the notes could lead to significant penalties including acceleration of the due dates on the notes and penalties payable in both cash and stock. If in the future, if we fail to timely meet our financial obligations as they come due, our operating results, balances sheet and future ability to raise capital could be seriously harmed.  Furthermore, conversion of the notes could result in substantial dilution to our shareholders.

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

The specific weakness identified by our management was a lack of a timely review by corporate management.  The weakness is principally due to lack of working capital to retain the legal, accounting and external audit services, which are integral to the Company’s process for timely disclosure and financial reporting.  This deficiency resulted in failure to timely file a Form 8-K relating to a convertible debenture agreement executed in the second quarter of 2011.  The convertible debenture transaction is discussed below in Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, and is disclosed in the notes to the Company’s Financial Statements for the period covered by this report included herein.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On June 23, 2011, a claim was filed in the U.S. District Court of Dallas County, Texas by the Estate of Christopher Logan.  Amount of damages sought were not provided in the claim.  The claim lists eight defendants of which the Company is one.  The claim asserts Mr. Logan died breathing carbon monoxide while diving with a T80G medium duty compressor (“T80G”).  The claim’s cites belief by the plaintiff that the T80G was sold by Brownie’s based on  representations  made by Keene Engineering, Inc. also a manufacturer of dive compressors and also listed as a defendant.  We believe this representation is erroneous because Brownie’s does not sell the make/model cited in the claim, and Brownie’s compressors have the brand name forged into the die-casting on the head of each cylinder.  Therefore, Brownie’s believes this claim is without merit, and anticipates being dismissed from the lawsuit.

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

On May 3, 2011, the Company borrowed $300,000 in exchange for a convertible debenture maturing on May 5, 2012.  The Debenture bears 10% interest per annum.    The lender may at any time convert any portion of the debenture to common shares at a 30% discount of the “Market Price” of the stock based on the average of the previous ten (10) days weighted average closing prices on the date prior to the notice of conversion.  The Company may prepay the debenture plus accrued interest at any time before maturity.  In addition, as further inducement for loaning the Company the funds, the Company granted the lender 300,000 and 600,000 warrants at $.25 and $.35 per share, respectively.

On June 1, 2011, the Company issued 253,334 shares of its restricted common stock to satisfy $38,000 prepayment for inventory.

On  June 1, 2011, the Company issued 50,000 shares of its restricted common stock in connection with the payment of a short term loan in the principal amount of $500.

During the three months ended June 30, 2011, the Company issued 81,958 shares of restricted common stock to a consultant or his designee pursuant to a consulting agreement for financial services provided.  In addition, the Company issued this same consultant 17,733 shares of restricted common stock disclosed as payable  at March 31, 2011, under the consulting agreement.

During the three months ended June 30, 2011, the Company issued an aggregate of 2,900,000 shares of its restricted common stock pursuant to the partial conversion of convertible debenture in the principal amount of $20,635 dated October 4, 2010.  The shares were issued in satisfaction of $2,900 outstanding under the convertible debentures.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description	Location
2.2	Merger Agreement, dated June 18, 2002 by and among United Companies Corporation, Merger Co., Inc. and Avid Sportswear & Golf Corp.	Incorporated by reference to Exhibit 2.02 Amendment No. 1 to Form S-4 filed June 24, 2002.

2.3	Articles of Merger of Avid Sportswear & Golf Corp. with and into Merger Co., Inc.	Incorporated by reference to Exhibit 2.03 Amendment No. 1 to Form S-4 filed June 24, 2002.

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of 10-Q for the quarter ended September 30, 2009 filed on November 13, 2009.

3.4	Designation of Series A Preferred Stock	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on April 27, 2011.

3.5	Bylaws	Incorporated by reference to Exhibit 3.04 to the Registration Statement on Form 10-SB.

5.1	2007 Stock Option Plan	Incorporated by reference to the appendix to the Company's Definitive Information Statement on Schedule 14C filed July 31, 2007.

10.1	Share Exchange Agreement, dated March 23, 2004 by and among the Company, Trebor Industries, Inc. and Robert Carmichael	Incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K filed April 9, 2004

10.2	Non-Exclusive License Agreement – BC Keel Trademark	Incorporated by reference to Exhibit 10.18 to Form 10QSB for the quarter ended September 30, 2005 filed August 15, 2005.

10.3	Exclusive License Agreement - Brownie's Third Lung, Brownie's Public Safety, Tankfill, and Related Trademarks and Copyrights	Incorporated by reference to Exhibit 10.20 to Form 10QSB for the quarter ended September 30, 2005 filed August 15, 2005.

10.4	Non-Exclusive License Agreement - Garment Integrated or Garment Attachable Flotation Aid and/or PFD	Incorporated by reference to Exhibit 10.22 to Form 10QSB for the quarter ended September 30, 2005 filed August 15, 2005.

10.5	Non-Exclusive License Agreement - SHERPA Trademark and Inflatable Flotation Aid/Signal Device Technology	Incorporated by reference to Exhibit 10.24 to Form 10QSB for the quarter ended September 30, 2005 filed August 15, 2005.

10.6	Non-Exclusive License Agreement - Tank- Mounted Weight, BC or PFD-Mounted Trim Weight or Trim Weight Holding System	Incorporated by reference to Exhibit 10.25 to Form 10QSB for the quarter ended September 30, 2005 filed August 15, 2005.

10.7	Exclusive License Agreement – Brownie’s Third Lung and Related Trademarks and Copyright	Incorporated by reference to Exhibit 10.26 to Form 10KSB for the year ended December 31, 2006 filed April 4, 2007.

Exhibit No.	Description	Location
10.8	Agreement for Purchase and Sale of Property Between Trebor Industries, Inc. and GKR Associates, Inc. dated February 21, 2007	Incorporated by reference to Exhibit 10.28 to Form 10KSB for the year ended December 31, 2006 filed April 4, 2007.

10.9	First Mortgage dated February 22, 2007 between Trebor Industries, Inc. and Colonial Bank	Incorporated by reference to Exhibit 10.29 to Form 10KSB for the year ended year ended December 31, 2006 filed April 4, 2007.

10.10	Note dated February 22, 2007 payable to GKR Associates, Inc.	Incorporated by reference to Exhibit 10.30 to Form 10KSB for the year ended year ended December 31, 2006 filed April 4, 2007.

10.11	Second Mortgage dated February 22, 2007 between Trebor Industries, Inc. and GKR Associates, LLC.	Incorporated by reference to Exhibit 10.31 to Form 10KSB for the year ended year ended December 31, 2006 filed April 4, 2007.

10.12	Promissory Note dated January 1, 2007 payable to Robert M. Carmichael.	Incorporated by reference to Exhibit 10.32 to Form 10KSB for the year ended year ended December 31, 2006 filed April 4, 2007.

10.13	Asset Purchase Agreement between Trebor Industries, Inc. and Robert Carmichael.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 1, 2008.

10.14	Asset Purchase Agreement between Trebor Industries, Inc. and Robert Carmichael.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 5, 2009.

10.15	Asset Purchase Agreement between Trebor Industries, Inc. and Robert Carmichael.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 19, 2010.

10.16	Asset Purchase Agreement between Trebor Industries, Inc. and the Carleigh Rae Corporation	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 6, 2011.

10.17	Convertible Promissory Note issued to Asher Enterprise , Inc.	Incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 14, 2011.

10.18	Consolidated and Restated Promissory Note issued to BBT.	Incorporated by reference to Exhibit 4.2 to Form 8-K filed on March 14, 2011.

10.19	BBT Forbearance Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 14, 2011.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith.

32.1	Certification Pursuant to Section 1350	Provided herewith.

32.2	Certification Pursuant to Section 1350	Provided herewith

101	XBRL Interactive Data File**	Provided herewith

**  Attached as Exhibit 101 to this report are the following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed "filed" or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brownie’s Marine Group, Inc.

Date: August 15, 2011	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Chief Financial Officer/ Principal Accounting Officer