Form 10-Q
period 2011-09-30
Brownie's Marine Group, Inc
filed 2011-11-14
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q
(mark one)

☑           Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Yes  ☐   No  ☒

There were 37,809,550 shares of common stock outstanding as of November 4, 2011.

PART I

Item 1.Financial Statements

Financial Information

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,
	2011	December 31,
	(Unaudited)	2010
ASSETS

Current assets
Cash	$105,721	$4,171
Accounts receivable, net of $26,000 and $15,000 allowance for doubtful accounts, respectively	26,699	29,553
Accounts receivable - related parties	42,737	23,998
Inventory	562,600	525,595
Prepaid expenses and other current assets	166,964	36,484
Deferred tax asset, net - current	376	469
Total current assets	905,097	620,270

Property, plant and equipment, net	1,115,397	1,139,911

Deferred tax asset, net - non-current	73,453	108,309
Other assets	2,895	2,895

Total assets	$2,096,842	$1,871,385

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$538,851	$510,641
Customer deposits	96,902	58,390
Royalties payable - related parties	116,238	87,048
Other liabilities	12,147	13,346
Other liabilities and accrued interest - related parties	23,792	31,752
Convertible debentures, net	386,875	90,676
Notes payable - current portion	1,087,307	—
Notes payable - related parties - current portion	187,465	205,180
Total current liabilities	2,449,577	997,033

Long-term liabilities
Notes payable - long-term portion	—	1,053,993
Notes payable - related parties - long-term portion	61,969	124,014

Total liabilities	2,511,546	2,175,040

Commitments and contingencies

Stockholders' deficit
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding	425	—
Common stock; $0.001 par value; 250,000,000 shares authorized; 52,121,579 and 4,051,502 shares issued, respectively; 33,082,630 and 4,051,502 shares outstanding, respectively	33,083	4,052
Common stock payable; $0.001 par value; 462,694 and 543,240 shares, respectively	463	543
Prepaid equity based compensation	(762,499)	(41,586)
Additional paid-in capital	5,956,343	2,233,119
Accumulated deficit	(5,642,519)	(2,499,783)
Total stockholders' deficit	(414,704)	(303,655)

Total liabilities and stockholders' deficit	$2,096,842	$1,871,385

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net revenues
Net revenues	$478,012	$390,152	$1,159,707	$1,154,363
Net revenues - related parties	181,249	171,735	459,648	529,772
Total net revenues	659,261	561,887	1,619,355	1,684,135

Cost of net revenues
Cost of net revenues	473,563	378,790	1,187,323	1,232,336
Royalties expense - related parties	16,688	16,331	40,537	47,293
Total cost of net revenues	490,251	395,121	1,227,860	1,279,629

Gross profit	169,010	166,766	391,495	404,506

Operating expenses
Selling, general and administrative	357,907	363,557	954,545	973,365
Research and development costs	3,434	16,696	44,715	49,342
Total operating expenses	361,341	380,253	999,260	1,022,707

Loss from operations	(192,331)	(213,487)	(607,765)	(618,201)

Other expense, net
Other (income) expense, net	1,947	(26,143)	(4,561)	(31,041)
Interest expense	174,440	199,930	411,714	239,098
Interest expense - related parties	3,059	(2,957)	2,092,869	13,569
Total other expense, net	179,446	170,830	2,500,022	221,626

Net loss before provision for income taxes	(371,777)	(384,317)	(3,107,787)	(839,827)

Provision for income tax expense (benefit )	37,892	(38,955)	34,949	(134,571)

Net loss	$(409,669)	$(345,362)	$(3,142,736)	$(705,256)

Basic loss per common share	$(0.02)	$(0.13)	$(0.11)	$(0.30)
Diluted loss per common share	$(0.02)	$(0.13)	$(0.11)	$(0.30)

Basic weighted average common shares outstanding	18,402,210	2,685,284	28,196,705	2,321,727
Diluted weighted average common shares outstanding	18,402,210	2,685,284	28,196,705	2,321,727

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

							Prepaid	Additional		Total
	Common stock		Common stock payable		Preferred		equity based	paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Stock Shares	Amount	compensation	capital	deficit	deficit

Balance, December 31, 2010	4,051,502	$4,052	543,240	$543	—	$—	$(41,586)	$2,233,119	$(2,499,783)	$(303,655)

Issuance of stock payable from prior reporting periods	337,290	337	(337,290)	(337)	—	—	—	—	—	—

Discounts on convertible debentures	—	—	—	—	—	—	—	168,500	—	168,500

Stock granted for consulting and legal services	41,772	42	17,333	17	—	—	—	9,831	—	9,890

Current period amortization of prepaid equity based compensation	—	—	—	—	—	—	22,250	—	—	22,250

Net loss	—	—	—	—	—	—	—	—	(273,404)	(273,404)

Balance, March 31, 2011 (Unaudited)	4,430,564	4,431	223,283	223	—	—	(19,336)	2,411,450	(2,773,187)	(376,419)

Issuance of stock payable from prior reporting periods	17,333	17	(17,333)	(17)	—	—	—	—	—	—

Discounts on convertible debentures	—	—	—	—	—	—	—	300,000	—	300,000

Stock granted for consulting and legal services	81,958	82	50,344	50	—	—	—	10,230	—	10,362

Stock issued for prepaid inventory	253,334	253	—	—	—	—	—	37,747	—	38,000

Issuance of preferred stock for debt forgiveness	—	—	—	—	425,000	425	—	2,124,575	—	2,125,000

Repayment of short term loan in stock	50,000	50	—	—	—	—	—	450	—	500

Issuance of stock in consideration of personal guarantees	20,000,000	20,000	—	—	—	—	(1,000,000)	980,000	—	—

Convertible debentures converted to stock	2,900,000	2,900	—	—	—	—	—	—	—	2,900

Current period amortization of prepaid equity based compensation	—	—	—	—	—	—	131,836	—	—	131,836

Net loss	—	—	—	—	—	—	—	—	(2,459,663)	(2,459,663)

Balance June 30, 2011 (Unaudited)	27,733,189	27,733	256,294	256	425,000	425	(887,500)	5,864,452	(5,232,850)	(227,484)

Issuance of stock payable from prior reporting periods	50,344	50	(50,344)	(50)	—	—	—	—	—	—

Discounts on convertible debentures	—	—	—	—	—	—	—	58,802	—	58,802

Stock granted for consulting and legal services	172,529	173	256,744	257	—	—	—	6,616	—	7,046

Convertible debentures converted to stock	4,626,568	4,627	—	—	—	—	—	21,973	—	26,600

Stock issued under private offering	500,000	500	—	—	—	—	—	4,500	—	5,000

Current period amortization of prepaid equity based compensation	—	—	—	—	—	—	125,001	—	—	125,001

Net loss	—	—		—	—	—	—	—	(409,669)	(409,669)

Balance September 30, 2011 (Unaudited)	33,082,630	$33,083	462,694	$463	425,000	$425	$(762,499)	$5,956,343	$(5,642,519)	$(414,704)

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(3,142,736)	$(705,256)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	26,183	25,898
Change in deferred tax asset, net	34,949	(134,571)
Equity based compensation for consulting and legal services	27,298	24,137
Accretion of convertible debt discounts	321,286	—
Forgiveness of debt Interest expense - related party	2,082,500	—
Amortization of prepaid equity based compensation expense	279,087	202,888
Stock and warrant interest expense on loan payable conversion	—	181,446
Loss on issuance of stock for purchase of intellectual property	—	148,500
Gain on sale of fixed asset	(5,000)	—
Changes in operating assets and liabilities:
Change in accounts receivable, net	2,854	(17,290)
Change in accounts receivable - related parties	(18,739)	(16,645)
Change in inventory	(37,005)	(35,902)
Change in prepaid expenses and other current assets	(16,480)	(9,407)
Change in other assets	—	4,073
Change in accounts payable and accrued liabilities	28,210	297,300
Change in customer deposits	38,512	6,210
Change in income tax refunds receivable	—	121,802
Change in other liabilities	(11,199)	(754)
Change in other liabilities and accrued interest - related parties	(5,505)	13,173
Change royalties payable - related parties	29,190	35,342
Net cash (used in) provided by operating activities	(366,595)	140,944

Cash flows from investing activities:
Sale of fixed asset	5,000	—
Purchase of fixed assets	(1,669)	(6,786)
Net cash provided by (used in) investing activities	3,331	(6,786)

Cash flows from financing activities:
Proceeds from borrowing on convertible debentures	440,000	—
Proceeds from issuance of stock under private offering	5,000	—
Proceeds from short term loan exchanged for stock	500	—
Proceeds from borrowing on loan payable	10,000	—
Proceeds from borrowings on notes payable	35,764	—
Principal payment on convertible debenture	(24,000)	—
Principal payments on notes payable	(2,450)	(28,167)
Principal payments on notes payable - related parties	—	(27,531)
Net cash provided by (used in) financing activities	464,814	(55,698)

Net change in cash	101,550	78,460

Cash, beginning of period	4,171	2,713

Cash, end of period	$105,721	$81,173

Supplemental disclosures of cash flow information:
Cash paid for interest	$59,833	$57,273

Cash paid for income taxes	$—	$—

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010

Supplemental disclosures of non-cash investing activities and future operating activities:

Convertible debenture issued for prepaid inventory	$76,000	$—

Discounts on convertible debentures	$527,302	$—

Stock issued for prepaid equity based compensation	$20,000	$279,000

Stock and additional paid-in capital for purchase of intellectual property	$—	$148,500

Preferred stock issued for forgiveness of note-payable - related party	$42,500	$—

Stock issued for prepaid inventory	$38,000	$—

Write-off of fully depreciated fixed asset sold	$20,938	$—

Convertible debenture converted to stock	$29,500	$—

Repayment of short term loan	$500	$—

Issuance of stock in consideration of personal guarantees	$1,000,000	$—

Conversion of loan payable for stock and warrants (excluding interest of $181,446)	$—	$180,000

Conversion of note payable- current portion and related accrued interest to convertible debenture (excluding interest of $17,025)	39,724	---

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

Going Concern –The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements.   We have incurred losses since 2009, and expect to have losses through 2011.  We have had a working capital deficit since 2009.  Although cured effective the fourth quarter 2010, the Company defaulted on its first mortgage in the third quarter of 2010, which resulted in an automatic default on its second mortgage further discussed in Note. 9.  NOTES PAYABLE.

In addition, the Company is behind on payments due for accrued payroll taxes and withholding, matured convertible debentures, related party notes payable, accrued liabilities and interest –related parties, a note payable due an unrelated party, and certain vendor payables.  While the Company has received no formal notices of default and is working out these matters on a case by case basis, there can be no assurance that cooperation the Company has received thus far will continue.  Payment delinquencies are further addressed in Note 6. RELATED PARTIES TRANSACTIONS, Note 7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES, Note 8. OTHER LIABILITIES, Note 9. NOTES PAYABLE, and Note 10.  CONVERTIBLE DEBENTURES.

During the third quarter of 2010, the Company settled several lawsuits for infringement of one of the Company’s patents.  The settlement was in the form of cash and inventory credits, and the Company was granted exclusive distributor rights in the United States of the products of the settling parties, as well as non-exclusive distributor rights for others as further discussed in Note 15. PATENT INFRINGEMENT SETTLEMENTS.   In addition, the Company introduced some of its own new products to market in mid 2010, including the variable speed electric and battery powered diving units.  We believe the combined addition of these products to complement the sales of our other products will allow us to generate enough sales to supply us with sufficient working capital in the future.  However, the Company does not expect that existing cash flow will be sufficient to fund presently anticipated operations beyond the fourth quarter of 2011.  This raises substantial doubt about our ability to continue as a going concern. We will need to raise additional funds and are currently exploring alternative sources of financing.  We have issued a number of convertible debentures as an interim measure to finance our working capital needs as discussed in Note 10.  CONVERTIBLE DEBENTURES and may continue to raise additional capital through sale of restricted common stock or other securities.   We have implemented some cost saving measures and will continue to explore more to reduce operating expenses.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern (continued) – If we fail to raise additional funds when needed, or do not have sufficient cash flows from sales, we may be required to scale back or cease operations, liquidate our assets and possibly seek bankruptcy protection. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which occur.  Advertising and trade show expense incurred for the three months  ended September 30, 2011, and 2010, was $28,509 and $8,194, respectively.  Advertising and trade show expense incurred for the nine months ended September 30, 2011, and 2010, was $42,981 and $9,802, respectively.

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

For the three and nine months ended September 30, 2010, the Company amortized prepaid stock based compensation associated with stock options granted October 1 and December 1, 2009.  See Note 12. EQUITY INCENTIVE PLAN for further discussion.  For the three and nine months ended September 30, 2010, the Company recorded stock based compensation associated with warrants granted on December 31, 2009.  See Note 11. STOCK WARRANTS FOR LEGAL SERVICES for further discussion.  For the three and nine months ended September 30, 2011, the company granted stock for consulting services.  See Note 13.  STOCK ISSUED FOR CONSULTING SERVICES.

Beneficial conversion features on convertible debentures – The fair value of the stock upon which to base the beneficial conversion feature (BCF) computation has been determined either through use of the quoted stock price unless the trading activity is nominal, which may indicate it does not represent the fair value.   Under these circumstances, the Company determines fair value through an analysis of its fair value of net assets and comparable publicly traded companies that have higher trading volumes with similar results of operations and industries.  See Note10.  CONVERTIBLE DEBENTURES for further discussion.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments – The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature.

Earnings per common share – Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities.  Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period.  Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive.  All common stock equivalent shares were excluded in the computation for the three and nine months ended September 30, 2011, and 2010, since their effect was antidilutive.

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

2.	INVENTORY

Inventory consists of the following as of:

	September 30, 2011	December 31, 2010

Raw materials	$344,243	$333,107
Work in process	—	—
Finished goods	218,357	192,488
	$562,600	$525,595

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets totaling $166,964 at September 30, 2011, consists of $135,402 of prepaid inventory, $15,000 of prepaid advertising and promotion, and $16,562 of prepaid insurance.

Prepaid expenses and other current assets totaling $36,484 at December 31, 2010, consists of $15,435 credit toward inventory resulting from patent infringement settlements, $8,662 of prepaid inventory, $10,736 of prepaid insurance, $1,651 of prepaid software maintenance.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of:

	September 30, 2011	December 31, 2010

Building, building improvements, and land	$1,224,962	$1,224,962
Furniture, fixtures, vehicles and equipment	104,928	124,197
	1,329,890	1,349,159
Less: accumulated depreciation and amortization	(214,493)	(209,248)
	$1,115,397	$1,139,911

5.	CUSTOMER CREDIT CONCENTRATIONS

The Company sells to three entities owned by the brother of Robert Carmichael, the Company’s Chief Executive officer as further discussed in Note 6 – RELATED PARTIES TRANSACTIONS.  Combined sales to these entities for the three months ended September 30, 2011 and 2010 represented 27.49% and 30.55%, respectively, of total net revenues.  Combined sales to these entities for the nine months ended September 30, 2011 and 2010 represented 30.59% and 31.45%, respectively, of total net revenues. For the three and nine months ended September 30, 2011, sales to one unrelated customer represented 22.10% and 10.00%, respectively, of total net revenues. For the three months ended September 30, 2010, sales to one other unrelated customer represented 12.53% of total net revenues. Sales to no other customers represented greater than 10% of net revenues for the three and nine months ended September 30, 2011 and 2010.

6.	RELATED PARTIES TRANSACTIONS

Notes payable – related parties

 Notes payable – related parties – consists of the following as of September 30, 2011:

Promissory note payable to the Chief Executive Officer of the Company, unsecured, bearing interest at 7.5% per annum, due in monthly principal and interest payments of $7,050, maturing on August 1, 2013.	$249,434

Less amounts due within one year	187,465

Long-term portion of notes payable – related parties	$61,969

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	RELATED PARTIES TRANSACTIONS (continued)

Notes payable – related parties (continued)
As of September 30, 2011, principal payments on the notes payable – related parties are as follows:

2011	$129,104
2012	78,246
2013	42,083
2014	—
2015	—
Thereafter	—

$249,434

As of September 30, 2011, the Company was approximately twenty-two months in arrears on payments due under the Note payable to the Chief Executive Officer.  No default notice has been received and the Company plans to make payments as able.  See Other liabilities and accrued interest– related parties within this Note for the related accrued interest in arrears.   On April 21, 2011, the Company issued 425,000 shares of preferred stock, designated as Series “A” Convertible Preferred Stock, to Robert Carmichael in consideration for forgiveness of $42,500 due under the Note payable to Chief Executive Officer.  The Series “A” Convertible Preferred Stock may be converted to common stock at a rate of $.01 per share, or 42,500,000 shares of common stock.  The fair market value per common share upon which the transaction was based was $.05.  Accordingly, the Company recognized $2,082,500 as interest expense – related party as part of the transaction.

On March 18, 2011, the Company's Chief Executive Officer transferred all financial interest in GKR Associates, LLC (GKR). Accordingly, all transactions of the Company with GKR subsequent to March 18, 2011, are not classified with those of related parties. On September 18, 2011, the Company and GKR converted GKR's note payable to a convertible debenture. See Note 10. CONVERTIBLE DEBENTURES for further discussion.

On February 12, 2010, as part of the requirements for conversion of its non-related party, revolving line of credit to a term loan, the Company converted GKR's second mortgage to a third mortgage.  See Note 9. NOTES PAYABLE for further discussion. The Company was fifteen months in arrears on mortgage payments due GKR at September 30, 2011.  No default notice has been received and the Company plans to make payments as able.

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

Net revenues and accounts receivable  – related parties – The Company sells products to three entities, Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer.  Terms of sale are no more favorable than those extended to any of the Company’s other customers.  Combined net revenues from these entities for three months ended September 30, 2011, and 2010, was $181,249 and $171,682, respectively. Combined net revenues from these entities for nine months ended September 30, 2011, and 2010, was $459,648 and $529,719, respectively.   Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at September 30, 2011, was $30,191, $3,184, and $9,362, respectively.  Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2010, was $13,777, $4,753, and $5,468, respectively.

Royalties expense – related parties  –   The Company has Non-Exclusive License Agreements with 940 Associates, Inc. (hereinafter referred to as “940A”), an entity owned by the Company’s Chief Executive Officer, to license product patents it owns.  Under the terms of the license agreements effective January 1, 2005, the Company pays 940A $2.00 per licensed product sold, rates increasing 5% annually.  Also with 940A, the Company has an Exclusive License Agreement to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement.  Based on this license agreement, the Company pays 940A 2.5% of gross revenues per quarter.  Total royalty expense for the above agreements for three months ended September 30, 2011, and 2010, is disclosed on the face of the balance sheet. As of September 30, 2011, the Company was approximately twenty-three months in arrears on royalty payments due. No default notice has been received and the Company plans to make payments as able.

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

Other liabilities and accrued interest– related parties

Other liabilities and accrued interest– related parties consists of the following at:

	September 30, 2011	December 31, 2010

Accrued interest on Notes payable – related parties	$15,570	$23,530
Due to Principals of Carleigh Rae Corp., net	8,222	8,222

Other liabilities – related parties	$23,792	$31,752

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	RELATED PARTY TRANSACTIONS (continued)

As of September 30, 2011, the Company was approximately twelve months in arrears on accrued interest due under the Note payable to the Chief Executive Officer.  No default notice has been received and the Company plans to make payments as able.  The $8,222 due the Principals of the Carleigh Rae Corp. resulted as part of the patent infringement settlements received by the Company and further discussed in Note 15. PATENT INFRINGEMENT SETTLEMENTS.

Restricted common stock issued for personal guarantee – On April 21, 2011, the Company granted Robert Carmichael, the Chief Executive Officer, 20,000,000 shares of restricted common stock in consideration of personal guarantees he provided to secure restatement and consolidation of the first and second mortgages of the Company.  The restrictions on the common stock will expire 50% on April 20, 2012, and 50% on April 20, 2013, if Mr. Carmichael continues his full time employment with the Company.  The company valued the stock at $.05 per share and will record $1,000,000 of compensation expense to Mr. Carmichael ratably over the two-year term in which the restrictions expire.     The unearned balance of the compensation is recorded as prepaid compensation as a component of shareholders’ deficit.  As of the three and nine months ended September 30, 2011, the Company recognized $125,001, and $237,501, respectively, as amortization of prepaid compensation under this agreement.  Prepaid compensation remaining under this agreement as of September 30, 2011 is $762,499.

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $538,851 at September 30, 2011, consists of $198,530 accounts payable trade, $60,574 balance of legal expense that was a Company expense prior to the reverse merger with Trebor Industries, Inc., $71,837 accrued payroll and related fringe benefits, $133,415 accrued payroll taxes and withholding, $34,549 accrued real estate taxes, $34,613 accrued interest, and $5,333 other accrued liabilities.  Accrued payroll taxes and withholding were approximately nine months in arrears at September 30, 2011.  Balances due certain vendors are also due in arrears to varying degrees.  The Company is handling both matters and each instance on a case by case basis.

Accounts payable and accrued liabilities of $510,641 at December 31, 2010, consists of $324,560 accounts payable trade, $60,574 balance of legal expense that was a Company expense prior to the reverse merger with Trebor Industries, Inc., $73,689 accrued payroll and related fringe benefits, $18,978 accrued real estate taxes, $28,295  accrued interest, and $4,545 other accrued liabilities.

8.	OTHER LIABILITIES

Other liabilities of $12,147 at September 30, 2011, consists of $10,000 loan payable, and $2,147 on-line training liability.  The $10,000 short-term loan, unsecured loan is from one of the Board of Directors and is without stated terms.

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

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	OTHER LIABILITIES (continued)

The Company estimates the on-line training liability based on the historical redemption rate of approximately 10%.  The Company continues to monitor and maintain a reserve for certificate redemption that approximates the historical redemption rate.

9.	NOTES PAYABLE

Notes payable consists of the following as of September 30, 2011:

Promissory note payable secured by a first mortgage on the real property of the Company having a carrying value of $1,100,420 at September 30, 2011, bearing interest at 7.5% per annum, due in monthly interest only payments beginning on February 22, 2011, maturing on May 22, 2012, with balloon payment of principal and any accrued and unpaid interest.	$1,053,993

Promissory note payable, secured by third mortgage on real property, having a carrying value of $1,100,420 at September 30, 2011, bearing 6.99% interest per annum, due in monthly principal and interest payments of $1,980, maturing on February 22, 2012.	---

Promissory note payable, unsecured, bearing interest at 5% per annum, due in monthly principal and interest payments of $2000, maturing on August 31, 2012.	33,314

1,087,307

Less amounts due within one year	1,087,307

Long-term portion of notes payable	$—

As of September 30, 2011, principal payments on the notes payable are as follows:

2011	$18,345
2012	1,068,962
2013	—
2014	—
2015	—
Thereafter	—

$1,087,307

On March 18, 2011, the Company's Chief Executive Officer transferred all financial interest in GKR. Accordingly, all transactions of the Company with GKR subsequent to March 18, 2011, are not classified with those of related parties, and the note payable due them was reclassified to this Note as presented in the table above. On September 18, 2011, the Company and GKR converted this note payable to a convertible debenture. See Note 10. CONVERTIBLE DEBENTURES for further discussion.

On February 18, 2011, the Company’s wholly owned subsidiary, Trebor Industries, Inc., entered into a Forbearance Agreement with Branch Banking and Trust Company (“BBT”) for the promissory note in the principal amount of $1,000,000 in favor of BBT (the “Term Loan”) and the promissory note in the principal amount of $199,991 in favor of BBT (the “Second Note”). The Term Loan and Second Note are collectively referred to as the “Secured Notes”.  The Secured Notes are secured by the Company's Fort Lauderdale facilities and personally guaranteed by the Company’s chief executive officer. As previously disclosed, the Company failed to bring the Secured Notes current and in January 2011 BBT accelerated the full principal and accrued interest due under the Secured Notes, as well as initiated collection and legal action.  The Forbearance Agreement effectively extends the maturity date of the Secured Notes to May 22, 2012.  The Secured Notes were consolidated under a Consolidated and Restated Promissory Note in the principal amount of $1,053,993, effective November 22, 2010, (the “Consolidated Note”).  The maturity date of the Consolidated Note is May 22, 2012, and may be prepaid at any time.  The interest rate on the Consolidated Note is 7.5% per annum. Pursuant to the Forbearance Agreement the Company paid $33,000 to BBT at closing.  In addition to the monthly interest only payments required under the Consolidated Note, Trebor was required to pay BBT $6,028 by February 28, 2011, and monthly payments of approximately $3,555 on March 10, 2011, April 10, 2011, and May 10, 2011, to satisfy disbursements, costs and expenses associated with the Forbearance Agreement.

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

In February 2011, the Company converted a vendor payable into an unsecured promissory note as reflected above in table summarizing notes payable as of September 30, 2011.   Principal and interest payments of $2,000 per month were to begin on February 28, 2011, and continue through August 31, 2012, maturity.  As of September 30, 2011, the Company was in arrears on approximately four-month’s payments.  No default notice has been received and the Company plans to make payments as soon as it is able.

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

The Company has outstanding convertible debentures as of September 30, 2011, as follows:

Effective October 4, 2010, the Company converted an accounts payable for legal services to a $20,635 convertible debenture.  The debenture matured on April 4, 2011, and bears interest at 5% per annum.  At the option of the lender, the principal amount of the note plus any accrued interest may be converted in whole or in part into Common Stock at the conversion price per share of $.001 by written notice.  The lender will be limited to maximum conversion of 4.99% of the outstanding Common Stock of the Company at any one time.  The debenture and the shares referenced within the debenture may be assignable in whole or in part to a third party at any time during the term.

The Company valued the beneficial conversion feature (BCF) of the convertible debenture at $20,635, the “ceiling” of its intrinsic value.  Accordingly, the $20,635 debenture is discounted by the amount of the BCF.  The Company will accrete the discount to the convertible debenture and recognize interest expense through its maturity on April 4, 2011.  At maturity the Company did not redeem the convertible debenture, but rather the holder sold and assigned it to an unrelated third party for the face value of the debenture.  At September 30, 2011, the balance of the convertible debenture, net is $15,135, which is $20,635 debenture, less $20,635 discount, plus $20,635 discount accretion, less $5,500 converted to stock.  At December 31, 2010, the balance of the convertible debenture, net is $10,318 which is $20,635 debenture, less $20,635 discount, plus $10,318 of accretion.

Effective November 27, 2010, the Company purchased exclusive rights for license of certain intellectual property from an unrelated party for an initial sum of $125,000.  Payment was in the form of a convertible debenture bearing simple interest of 10% per annum to accrue until paid in full or converted.  The parties agreed to a royalty of 2.5% of net revenues generated from the sale, sub-license or use of the technology or a reasonable negotiated rate based on similar invention.  The debenture is convertible to common shares of the Company at May 27, 2011, along with accrued interest at the option of the lender.  Conversion price per share is 30% discount as determined from the weighted average of the preceding 12 trading days’ closing market price.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	CONVERTIBLE DEBENTURES (continued)

The Company valued the BCF of the convertible debenture at $53,517, its intrinsic value.  Accordingly, the $125,000 debenture is discounted by the amount of the BCF.  The Company accreted the discount to the convertible debenture and will recognize interest expense through repayment in full or conversion.  The debenture matured on May 27, 2011.  At September 30, 2011, the balance of the convertible debenture, net is $125,000, which is $125,000 debenture, less $53,571 discount, plus $53,571 of accretion.  At December 31, 2010, the balance of the convertible debenture, net is $80,358, which is $125,000 debenture, less $53,571 discount, plus $8,929 of accretion.  Because there is no assurance of success and the invention is still in design and pre-prototype phase, the Company recorded the initial net value of the debenture, $71,483, as research and development expense.  Both parties have agreed to confidentiality regarding the invention during the pre-prototype stage.  In addition, the Company has agreed to provide the licensor with design services, as well as assist in completing the prototype and initial production at the Company’s prevailing wholesale rate for comparable services.

Effective January 7, 2011, the Company ratified a technology and license agreement with commitment for purchase of inventory related to an agreement signed in 2010, which set pricing for products if minimum quantity purchases were met.  Since the Company did not purchase the minimum quantities, but desired to maintain the technology and licensing rights along with the pricing, it agreed to purchase the 2010 balance shortage in 2011, as well as the 2011 minimum quantities.  The agreement required the Company issue a convertible debenture for $76,000, and $38,000 of restricted common stock at $.15 per share.  On January 7, 2011, the Company issued a $76,000 convertible debenture for purchase of the product with $28,000 maturing on June 7, 2011, and $48,000 maturing on November 12, 2011.  The debenture bears interest at 5% per annum.  The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4) deep highest closing bid prices over the preceding five (5) trading days.  On June 1, 2011, the Company issued 253,334 shares of restricted common stock at $.15 per share, or $38,000 as required by the agreement.

The Company valued the BCF of the convertible debenture at $76,000, the “ceiling” of its intrinsic value.  Accordingly, the $76,000 debenture is discounted by the amount of the BCF.  The Company will accrete the discount to the convertible debenture and recognize interest expense through paid in full or converted.  At September 30, 2011, the balance of the convertible debenture, net is $34,667, which is $76,000 debenture, less $76,000 discount, plus $58,667 discount accretion, less $24,000 repayment.

On February 10, 2011, the Company borrowed $42,500 in exchange for a convertible debenture.  The debenture bears 8% interest per annum and matures on November 14, 2011.  The interest rate on the debenture will revert to 22% per annum upon nonpayment of any amounts when due.  Beginning 180 days after the date of the debenture, the lender may convert the note to common shares at a 42% discount of the “Market Price” of the stock based on the average of the lowest three (3) closing bid prices on the date prior to the notice of conversion. In addition, if the Company grants a lower price for common stock purchase or conversion to anyone else during the term of this agreement, the lender’s conversion price will be adjusted downward to the same.  Since as of March 31, 2011, the Company has another outstanding debenture with a conversion price to common shares at $.001, this conversion price would also apply to this debenture. The lender cannot convert an amount greater than 4.99% of the outstanding common stock at any one time.  The Company may prepay the debenture at any time before maturity at graduated amounts depending on the date of prepayment ranging from 130% to 150% of the debenture balance plus accrued and unpaid interest.  There is a $2,000 per day penalty for not timely delivering shares upon conversion notice.  The Company is also required to maintain a reserve of shares sufficient to cover the lender’s conversion to common stock of the total amount of the debenture.  The Company issued and reserved 1,465,517, related to this debenture.

The Company valued the BCF of the convertible debenture at $42,500, the “ceiling” of its intrinsic value.  Accordingly, the $42,500 debenture is discounted by the amount of the BCF.  The Company will accrete the discount to the convertible debenture through its maturity on November 14, 2011 and recognize interest expense until paid in full or converted.  At September 30, 2011, the balance of the convertible debenture, net is $11,416, which is $42,500 debenture, less $42,500 discount, plus $35,416 accretion, less $24,000 conversion.  As of September 30, 2011, the Company issued 2,026,568 shares to lender related to the $24,000 conversion.  The 2,026,568 shares included all 1,465,517 shares reserved related to this debenture, plus an additional 561,051 of 19,600,000 shares reserved for the same lender as part of another debenture issued September 12, 2011 for $42,500, as discussed below.

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

Since the combined FMV allocated to the warrants and BCF cannot exceed the convertible debenture amount (“the ceiling”), the BCF was valued at $50,000, the “ceiling” of its intrinsic value.   Accordingly, the $50,000 debenture is discounted by the BCF and the warrants.  The Company will accrete the discount to the convertible debenture through its maturity on March 9, 2012 and recognize interest expense until paid in full or converted.  At September 30, 2011, the balance of the convertible debenture, net is $27,957, which is $50,000 debenture, net $50,000 discount, plus $27,957 discount accretion.

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

Since the combined FMV allocated to the warrants and BCF cannot exceed the convertible debenture amount (“the ceiling”), the BCF was valued at $300,000, the “ceiling” of its intrinsic value.  Accordingly, the $300,000 debenture is discounted by the BCF and the warrants.  The Company will accrete the discount to the convertible debenture through its maturity on May 5, 2012 and recognize interest expense until paid in full or converted.  At September 30, 2011, the balance of the convertible debenture, net is $125,000, which is $300,000 debenture, less $300,000 discount, plus $125,000 discount accretion.

On August 31, 2011, the Company borrowed $10,000 in exchange for a convertible debenture maturing August 31, 2013.  The debenture bears interest at 5% per annum.  The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4) deep highest closing bid prices over the preceding five (5) trading days.

The Company valued the BCF of the convertible debenture at $4,286.  Accordingly, the $4,286 debenture is discounted by the amount of the BCF.  The Company will accrete the discount to the convertible debenture and recognize interest expense through paid in full or converted.  At September 30, 2011, the balance of the convertible debenture, net is $5,893, which is $10,000 debenture, less $4,286 discount, plus $179 discount accretion.

On September 8, 2011, the Company converted a note payable and related accrued interest of $39,724 into a convertible debenture. The debenture bears interest at 10% per annum and matured on September 20, 2011. The lender at thier option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4) deep highest closing bid prices over the preceding five (5) trading days. The Company valued the BCF of the convertible debenture at $17,025. Because the debenture was issued and matured in the third quarter of 2011, the full amount of the discount, $17,025 was accreted and recognized as interest expense during the period. As of September 30, 2011, the balance of the convertible debenture, net is $39,724.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	CONVERTIBLE DEBENTURES (continued)

On September 12, 2011, the Company borrowed $37,500 in exchange for a convertible debenture.  The debenture bears 8% interest per annum and matures on June 14, 2012.  The interest rate on the debenture will revert to 22% per annum upon nonpayment of any amounts when due.  Beginning 180 days after the date of the debenture, the lender may convert the note to common shares at a 42% discount of the “Market Price” of the stock based on the average of the lowest three (3) closing bid prices on the date prior to the notice of conversion. In addition, if the Company grants a lower price for common stock purchase or conversion to anyone else during the term of this agreement, the lender’s conversion price will be adjusted downward to the same.  Since as of March 31, 2011, the Company has another outstanding debenture with a conversion price to common shares at $.001, this conversion price would also apply to this debenture. The lender cannot convert an amount greater than 4.99% of the outstanding common stock at any one time.  The Company may prepay the debenture at any time before maturity at graduated amounts depending on the date of prepayment ranging from 130% to 150% of the debenture balance plus accrued and unpaid interest.  There is a $2,000 per day penalty for not timely delivering shares upon conversion notice.  The Company is also required to maintain a reserve of shares sufficient to cover the lender’s conversion to common stock of the total amount of the debenture.  The Company  issued and reserved 19,600,000 shares related to this debenture.  As of September 30, 2011, the Company converted 561,051 of these reserved shares as part of a conversion by the lender on another debenture due them dated February 10, 2011, as discussed above.  This left a balance of 19,038,949 shares reserved for this lender.

The Company valued the BCF of the convertible debenture at $37,500, the “ceiling” of its intrinsic value.  Accordingly, the $42,500 debenture is discounted by the amount of the BCF.  The Company will accrete the discount to the convertible debenture through its maturity on June 12, 2012 and recognize interest expense until paid in full or converted.  At September 30, 2011, the balance of the convertible debenture, net is $2,083, which is $37,500 debenture, less $37,500 discount, plus $2,083 discount accretion.

11.	STOCK WARRANTS FOR LEGAL SERVICE

Effective December 30, 2009, the Company issued to an outside attorney warrants to purchase 100,000 shares of restricted common stock for certain legal and advisory services to be performed in 2010, as evidenced by a signed proposal.  The warrants are exercisable at fair market value as of the date of grant, and vested in two tranches of 50,000 each, on September 30, 2010 and December 31, 2010, respectively.  In addition, the agreement provides for a cashless exercise of the tranches.  The fair value of the warrants was determined to be $25,000 using the Black-Scholes valuation model.  The stock warrants are in lieu of payment for these services and as such the Company recognized operating expense over the term of the agreement.  Accordingly, the Company recognized operating expense for the three and nine months ended September 30, 2010 of $6,250 and $18,750, respectively.  As of September 30, 2011, the two tranches of warrants were unexercised.

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

Effective October 1, 2009 and December 1, 2009 the Company granted 75,000 and 115,000 incentive stock options, respectively, to certain consultants under the Plan. The granting of these options exhausted all the options outstanding for grant under the plan.  The fair value of the options was determined to be $47,500 using the Black-Scholes Model. The options that have a term of five years were issued in conjunction with consulting agreements business and financial advisory services. The stock options are in lieu of payment for these services and as such the Company will recognize operating expense over the term of the agreements. Accordingly, for the three and nine months ended September 30, 2010, the Company recognized operating expense of $7,158 and $21,638, respectively.  Prepaid equity based compensation is reflected as a component of shareholders’ deficit for the related consulting services yet to be provided at the end of the period.  As of September 30, 2011, all consulting services under this plan had been provided.

13.	STOCK ISSUED FOR CONSULTING SERVICES

From April 16, 2010, through December 31, 2010, the Company granted a combined 674,932 shares of restricted common stock to eight consultants pursuant to individual consulting agreements.  The consulting services provided for include predominantly management advisory services in the areas of sales, marketing, public relations, financing, and business development. Grant of the stock was in lieu of payment for these services.  The length of consulting services under the agreements ranges from completed during the second quarter of 2010 through one year from effective transaction date, or July 1, 2011.  The majority of the agreements expired on December 31, 2010.  The Company recorded the transactions at the fair market value of the stock on the effective date of each transaction.  The Company is recognizing operating expense over the term of the agreements.  Accordingly, for the three and nine months ended September 30, 2011, the Company recognized $0 and $41,586, respectively, as operating expense under the agreements.  The Company recognized $35,923 and $101,267 as operating expense under the agreements for the three and nine months ended September 30, 2010, respectively

On March 9, 2010, the Company granted 100,000 shares of restricted common stock pursuant to a consulting agreement for assistance in the planning, design, direction, supervision and implementation of Company's web design, marketing and advertising and in such other matters and areas as may be mutually approved by Consultant and Company. This agreement expired on December 31, 2010.  The Company recorded the transaction at the fair market value of the stock on the effective date of the transaction, $.99 per share. The Company will amortize the operating expense over the term of the agreement. Accordingly, the Company recognized $9,900 as operating expense for the three months ended March 31, 2010. The agreement expires on December 31, 2010. This same consultant loaned the Company $100,000 during the first quarter of 2010, accepted a conversion of his loan to common stock in the third quarter of 2010, and became a member of the Board of Directors of the Company in December 2010.

14.	STOCK ISSUED UNDER PRIVATE OFFERING

On July 27, 2011, the Company accepted $5,000 under a private offering of shares of restricted common stock at a purchase price per share of $.01.  The Company offered the shares through its officers and directors to “accredited investors” as defined in Rule 501 (as amended on July 21, 2010 by the Dodd-Frank Wall Street Reform and Consumer Protection Act) of Regulation D promulgated under the Securities Act of 1933, as amended.

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

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

16.	INCOME TAXES

The components of the provision for income tax benefit are as follows for the three months ended:

	September 30, 2011	September 30, 2010
Current taxes
Federal	$—	$—
State	—	—
Current taxes	—	—
Change in deferred taxes	(851,594)	(57,749)
Change in valuation allowance	889,486	18,794

Provision for income tax expense (benefit)	$37,892	$(38,955)

The components of the provision for income tax benefit are as follows for the nine months ended:

	September 30, 2011	September 30, 2010
Current taxes
Federal	$—	$—
State	—	—
Current taxes	—	—
Change in deferred taxes	(1,079,982)	(246,506)
Change in valuation allowance	1,114,931	111,935

Provision for income tax benefit	$34,949	$(134,571)

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at September 30, 2011:

Deferred tax assets:
Equity based compensation	$21,743
Allowance for doubtful accounts	8,840
Depreciation and amortization timing differences	(4,151)
Net operating loss carryforward	1,524,087
On-line training certificate reserve	751
Total deferred tax assets	1,551,270
Valuation allowance	(1,477,441)

Deferred tax assets net of valuation allowance	73,829

Less deferred tax assets – non-current, net of valuation allowance	73,453

Deferred tax assets – current, net of valuation allowance	$376

The effective tax rate used for calculation of the deferred taxes as of September 30, 2011 was 34%.  The Company has established a valuation allowance against deferred tax assets of $1,477,441 due to the uncertainty regarding realization, comprised primarily of a 98% reserve against the deferred tax assets attributable to the equity based compensation, a 100% reserve against the allowance for doubtful accounts, a 95% reserve against the net operating carryforward, and a 25% reserve against depreciation and amortization timing differences.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

16.	INCOME TAXES (continued)

The significant differences between the statutory tax rate and the effective tax rates for the Company for the nine months ended are as follows:

	September 30, 2011	September 30, 2010
Statutory tax rate benefit	—%	—%
Increase (decrease) in rates resulting from:
Net operating loss carryforward or carryback	(35)%	(29)%
Equity based compensation and loss	—%	1%
Book/tax depreciation and amortization differences	—%	(1)%
Change in valuation allowance	36%	13%
Other	—%	—%
Effective tax rate benefit	1%	(16)%

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2010:

Deferred tax assets:
Equity based compensation	$21,743
Allowance for doubtful accounts	5,100
Depreciation and amortization timing differences	(6,199)
Net operating loss carryforward	449,707
On-line training certificate reserve	938
Total deferred tax assets	471,289
Valuation allowance	(362,511)

Deferred tax assets net of valuation allowance	108,778

Less deferred tax assets – non-current, net of valuation allowance	108,309

Deferred tax assets – current, net of valuation allowance	$469

The effective tax rate used for calculation of the deferred taxes as of December 31, 2010 was 34%.  The Company has established a valuation allowance against deferred tax assets of $362,511 due to the uncertainty regarding realization, comprised primarily of a 98% reserve against the deferred tax assets attributable to the equity based compensation, a 100% reserve against the allowance for doubtful accounts, a 75% reserve against the net operating carryforward, and a 25% reserve against depreciation and amortization timing differences.

17.	AUTHORIZATION OF PREFERRED STOCK

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

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

18.	LEGAL

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

19.	SUBSEQUENT EVENTS

On November 7, 2011, the Company entered into a Joint Venture Agreement (“Agreement”) with Pompano Dive Center, LLC. (“PDC”). PDC owns a retail store, several dive boats, and has a classroom for training divers.
Under the terms of the Agreement, the Company will provide PDC with an assortment of Brownie’s Third Lung products at no cost, and PDC will act as a training and demonstration site for Brownie’s Third Lung products. The inventory will remain the property of BWMG.

In addition, under the terms of the Agreement, the parties have entered into a Non-Binding Letter of Intent for the possible sale of PDC’s business to BWMG.   The premise of the transaction, which is still in discussion phase, is the exchange of BWMG’s stock for the yet to be agreed upon value of PDC.  In anticipation of a purchase transaction, the Agreement provides BWMG with a 33% interest in PDC, and for BWMG to issue 4,581,505 restricted shares of  its common stock to PDC.  Further, PDC is required to remit no later than 45 days from the end of each quarter, a 33% share in pre-tax net profits.  At least 50% of the total pre-tax profits are required for distribution under the Agreement, and BWMG is not required to share in losses.  If PDC decides to sell any inventory provided by the Company, the purchase price will be the same as that offered to other Dealers of the Company’s products.

If this Agreement is terminated by either party and/or a written purchase and sales agreement is not entered into by the parties, then the parties’ respective interests in each other’s business will revert back to the original party. Accordingly, if this should happen, PDC will relinquish the interest acquired in BWMG through this Agreement and BWMG will do the same. All property at PDC owned by BWMG would be returned to BWMG at that time as well.

On November 7, 2011, the Company issued 657,040 restricted shares of its common stock to a Corporation, which one of the Company's Board of Directors has a financial interest, for approximately $4,000 in consulting services.

On November 3, 2011, the Company converted an aged account payable trade of $5,607 for 683,820 shares of restricted common stock.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations for the Three Months Ended September 30, 2011, As Compared To the Three Months Ended September 30, 2010

Net revenues.  For the three months ended September 30, 2011, we had net revenues of $659,261 as compared to net revenues of $561,887 for the three months ended September 30, 2010, an increase of $97,374, or 17.33%.  Tankfill system and related sales increased approximately $42,000 for the three months ended September 30, 2011, as compared to the same period in 2010.  Hookah system and related sales increased approximately $54,000, and sales other products increased approximately $1,000 as compared to the three months ended September 30, 2010. The Company believes the depressed state of the economy continues to negatively impact sales. Despite this negative impact, the Company is encouraged by the increase in sales of both hookah system and related, and tankfill system and related sales. The Company believes persistent sales, marketing, and promotion efforts of the Company and its products contributed to the increase. The Company’s products are largely non-essential, disposable income type items, and therefore are more likely to be sacrificed by consumers in preference for essential goods during depressed economic conditions.

Cost of net revenues.  For the three months ended September 30, 2011, we had cost of net revenues of $490,251 as compared with cost of net revenues of $395,121 for the three months ended September 30, 2010, an increase of $95,130, or 24.08%.   The increase in cost of net revenues during the third quarter of 2011, as compared to the third quarter of 2010, is primarily attributable to the increase in net revenues.  As a percentage of net revenues, cost of net revenues for the three months ended September 30, 2011, as compared to the three months ended September 30, 2011, increased approximately 4%.  Of this increase, 3% is attributable to an increase in the cost of raw materials, which is primarily a result of the sales mix.  During the third quarter of 2011 as compared to the third quarter of 2010 there were more tankfill sales in the mix with lower profit margins.

Gross profit.  For the three months ended September 30, 2011, we had a gross profit of $169,010 as compared to gross profit of $166,766 for the three months ended September 30, 2010, an increase of $2,244, or 1.35%.  The relatively flat gross profit despite the increase in net revenues is primarily attributable to the increase in cost of net revenues as a percentage of net revenues, which is discussed in Cost of net revenues above.

Operating expenses.  For the three months ended September 30, 2011, we had total operating expenses of $361,341 as compared to total operating expenses of $380,253 for the three months ended September 30, 2010, a decrease of $18,912, or 4.97%.  The $18,912 decrease is due to a decrease in selling, general and administrative costs of $5,650, and $13,262 decrease in research and development costs as compared to the same period in 2010.  The decrease in research and development costs is attributable to less payroll hours spent in this area in the third quarter ended 2011, as compared to the third quarter 2010.

Other expense, net.  For the three months ended September 30, 2011, we had other expense, net of $179,446 as compared to other expense, net of $170,830 for the three months ended September 30, 2010, an increase of $8,616, or 5.04%.  This account is comprised of other (income) expense, net, and interest expense.  Other (income) expense, net, increased by $28,090 expense.  Other (income) expense, net, is comprised of transactions that are generally of a non-recurring nature. The increase is primarily due to in the third quarter of 2010, this account included a gain on patent infringement settlement, net of expenses associated with the settlement of approximately $27,000, without comparable activity in the third quarter of 2011. Interest expense for the three months ended September 30, 2011 decreased $19,474 over the three months ended September 30, 2010. The decrease in interest expense of $19,474, is primarily attributable to a net between decrease of approximately $180,000 interest on forgiveness of debt, which occurred in third quarter of 2010 without a comparable transaction in third quarter of 2011, and an increase in interest expense of approximately $157,000 of accretion of discounts (non-cash) on convertible debentures issued during the fourth quarter of 2010 through the second quarter of 2011.

Provision for income tax expense (benefit).  For the three months ended September 30, 2011, we had a provision for income tax expense (benefit) of $37,892, as compared to a provision for income tax expense (benefit) of ($38,955) for the three months ended September 30, 2010, an increase in the provision for income tax expense of $76,847, or 197.27%.  The increase in provision for income tax expense is primarily a result of the increase in  valuation allowance against the deferred tax asset attributable to realization of the net operating loss carryforward.

Net loss.  For the three months ended September 30, 2011, we had net loss of $409,669 as compared to net loss of $345,362 for the three months ended September 30, 2010, an increase of $64,307, or 18.62%.  The increase in net loss is attributable to $2,244 increase in gross profit, $18,912 decrease in operating expenses, $8,616 increase in other expense, net, and $76,847 increase in provision for income tax expense.

Results of Operations for the Nine months ended September 30, 2011, As Compared To the Nine months ended September 30, 2010

Net revenues.  For the nine months ended September 30, 2011, we had net revenues of $1,619,355 as compared to net revenues of $1,684,135 for the nine months ended September 30, 2010, a decrease of $64,780, or 3.85%.  Tankfill system and related sales declined approximately $190,000 for the nine months ended September 30, 2011, as compared to the same period in 2010.  Hookah system and related sales increased approximately $119,000, and sales of public water safety products (ex. life jackets) increased approximately $10,000 as compared to the nine months ended September 30, 2010. The Company believes the depressed state of the economy continues to negatively impact sales as is seen by the decline in tankfill system sales, but is encouraged by the increased sales of  hookah systems and public water safety products. The Company’s products are largely non-essential, disposable income type items, and therefore are more likely to be sacrificed by consumers in preference for essential goods during depressed economic conditions.

Cost of net revenues.  For the nine months ended September 30, 2011, we had cost of net revenues of $1,227,860 as compared with cost of net revenues of $1,279,629 for the nine months ended September 30, 2010, a decrease of $51,769, or 4.05%.   The decrease in cost of net revenues is primarily a result of reduction in quantity of materials used resulting from the 14.45% decrease in net revenues.  Overall, as a percentage of net revenues, cost of net revenues remained consistent from the nine months ended September 30, 2010, to the nine months ended September 30, 2011, changing less than a quarter of 1%.

Gross profit.  For the nine months ended September 30, 2011, we had a gross profit of $391,495 as compared to gross profit of $404,506 for the nine months ended September 30, 2010, a decrease of $13,011, or 3.22%.  The decrease is primarily attributable to the decrease in net revenues.

Operating expenses.  For the nine months ended September 30, 2011, we had total operating expenses of $999,260 as compared to total operating expenses of $1,022,707 for the nine months ended September 30, 2010, a decrease of $23,447, or 2.29%. The net decrease is not attributable to a few items, but rather to numerous accounts with increases and decreases.  Overall, the decrease is due to cost cutting measures to maximize working capital (i.e., elimination of two employee positions).  In some instances where expenses increased, they were non-cash based expenses (i.e. stock based compensation for accounting, advertising, promotion, and other professional services in addition to employee stock based compensation).

Other expense, net.  For the nine months ended September 30, 2011, we had other expense, net of $2,500,022 as compared to other expense, net of $221,626 for the nine months ended September 30, 2010, an increase of $2,278,396, or 1,028.04%.  This account is comprised of other (income) expense, net, and interest expense.   Other (income) expense, net increased by $26,248 expense for the period.  Interest expense for the period increased $2,251,916.  Other (income) expense, net, is comprised of transactions that are generally of a non-recurring nature. The increase in other expense, net from the nine months ended September 30, 2010, to same period in 2011, is primarily due to a gain on patent infringement settlement, net of expenses associated with the settlement of approximately $27,000 during the nine months ended September 30, 2010, without comparable transaction during the same period in 2011.  The increase in interest expense of $2,251,916 for the nine months ended September 30, 2011, over the same period in 2010, is primarily attributable to approximately $267,000 accretion of discounts (non-cash) on convertible debentures issued during the fourth quarter of 2010 through the third quarter of 2011, and approximately $2,000,000  interest expense (non-cash) on forgiveness of debt for preferred stock.

Provision for income tax expense (benefit).  For the nine months ended September 30, 2011, we had a provision for income tax expense (benefit) of 34,949, as compared to a provision for income tax expense (benefit) of ($134,571) for the nine months ended September 30, 2010, an increase in the provision for income tax expense of $169,520, or 125.97%.  The increase in provision for income tax expense is primarily a result of increase in the valuation allowance against the deferred tax asset attributable to realization of the net operating loss carryforward.

Net loss.  For the nine months ended September 30, 2011, we had net loss of $3,142,732 as compared to net loss of $705,256 for the nine months ended September 30, 2010, an increase of $2,437,480 or 345.62%.  The increase in net loss is attributable to $13,011 decrease in gross profit, $23,447 decrease in operating expenses, $2,278,396 increase in other expense, net, and $169,520 increase in provision for income tax expense.

Liquidity and Capital Resources

As of September 30, 2011, the Company had cash and current assets of $905,097 and current liabilities of $2,449,577 or a current ratio of .37 to 1.  This represents a working capital deficit of $1,544,480.  As of December 31, 2010, the Company had cash and current assets of $620,270 and current liabilities of $997,033 or a current ratio of .62 to 1.  As of December 31, 2009, the Company had cash and current assets of $704,629 and current liabilities of $859,066, or a current ratio of .82 to 1.

The accompanying consolidated financial statements included herein have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements.  However, we have incurred losses since 2009, and expect to have losses through 2011.  We have had a working capital deficit since 2009.  Although cured effective the fourth quarter 2010, the Company defaulted on its first mortgage in the third quarter of 2010, which resulted in an automatic default on its second mortgage further discussed in Note. 9.  NOTES PAYABLE of the Company’s financial statements.

In addition, the Company is behind on payments due for accrued payroll taxes and withholding, matured convertible debentures, related party notes payable, accrued liabilities and interest –related parties, a note payable due an unrelated party, and certain vendor payables.  While the Company has received no formal notices of default and is working out these matters on a case by case basis, there can be no assurance that cooperation the Company has received thus far will continue.  Payment delinquencies are further addressed in Note 6. RELATED PARTIES TRANSACTIONS, Note 7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES, Note 8. OTHER LIABILITIES, Note 9. NOTES PAYABLE, and Note 10.  CONVERTIBLE DEBENTURES.

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

 In addition, the Company introduced some of its own new products to market in mid-2010, including the variable speed electric and battery powered diving units.  We believe the combined addition of these products to complement the sales of our other products will allow us to generate enough sales to supply us with sufficient working capital in the future.  However, the Company does not expect that existing cash flow will be sufficient to fund presently anticipated operations beyond the fourth quarter of 2011.  This raises substantial doubt about our ability to continue as a going concern.

We will need to raise additional funds and are currently exploring alternative sources of financing.  We have issued a number of convertible debentures as an interim measure to finance our working capital needs as discussed in Note 10.  CONVERTIBLE DEBENTURES and may continue to raise additional capital through sale of restricted common stock or other securities.   We have implemented some cost saving measures and will continue to explore more to reduce operating expenses.

Although we currently seek to raise capital through private equity offerings and debt financing, such financing may not be available when we need it or may not be available on terms that are favorable to us.  If we raise additional capital through the sale of our securities, your ownership interest will be diluted and the terms of the financing may adversely affect your holdings or rights as stockholders.

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

We do not expect that our existing cash flow will be sufficient to fund our presently anticipated operations beyond the end of 2011.  This raises substantial doubt about our ability to continue as a going concern.  We will need to raise additional funds and are currently exploring alternative sources of financing.  We have issued a number of convertible debentures as an interim measure to finance our working capital needs.  If we fail to raise additional funds when needed, or do not have sufficient cash flows from sales, we may be required to scale back or cease operations, liquidate our assets and possibly seek bankruptcy protection.

The issuance of the Company’s stock upon conversion of the convertible debentures, warrants and other securities may result in significant dilution to our shareholders and could encourage short sales by third parties, which could contribute to the future decline of the Company’s stock price and materially dilute existing stockholders' equity and voting rights.

We may issue a significant number of shares in the event of conversion of outstanding debentures, which are convertible at a discount to the market price of our common stock, or conversion of other securities.  If the shares issued upon conversion of debentures or issuable upon exercise of warrants are sold into the market and exceed the market's ability to absorb the increased number of shares of stock, such shares have the potential to cause significant downward pressure on the price of the Company’s common stock. The opportunity exists for short sellers and others to contribute to the future decline of the Company’s stock price. If there are significant short sales of the Company’s stock, the price decline that would result from this activity will cause the share price to decline more so, which, in turn, may cause long holders of the stock to sell their shares thereby contributing to sales of stock in the market. If there is an imbalance on the sell side of the market for the stock, our stock price will decline.

Failure to timely pay obligations as they come due could lead to significant financial obligations

We have issued a series of convertible debentures that convert at a discount to the market price of our common stock. We currently do not have working capital available to satisfy these notes.  Failure to repay the notes could lead to significant penalties including acceleration of the due dates on the notes and penalties payable in both cash and stock. If in the future, if we fail to timely meet our financial obligations as they come due, our operating results, balances sheet and future ability to raise capital could be seriously harmed.  Furthermore, conversion of the notes could result in substantial dilution to our shareholders.

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

Not applicable to the Smaller Reporting Company

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

The specific weakness identified by our management was a lack of a timely review by corporate management.  The weakness is principally due to lack of working capital to retain the legal, accounting and external audit services, which are integral to the Company’s process for timely disclosure and financial reporting.  This deficiency resulted in failure to timely file a Form 8-K relating to a convertible debenture agreement executed in the third quarter of 2011.  The convertible debenture transaction is discussed below in Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, and is disclosed in the notes to the Company’s Financial Statements for the period covered by this report included herein.

To mitigate the chance for reoccurrence of this noted deficiency, as disclosed in the Liquidity and Capital Resources section of this Form 10-Q Report, the company is currently in the process of addressing its working capital shortfall whereby this would provide the needed funds to retain the legal, accounting, and external audit services required for timely disclosure and financial reporting.

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

On August 31, 2011, the Company borrowed $10,000 in exchange for a convertible debenture maturing on August 31, 2013.  The debenture bears interest at 5% per annum.  The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4) highest closing bid prices over the preceding five (5) trading days. The Company may prepay the debenture plus accrued interest at any time before maturity.

On September 8, 2011, the Company converted a note payable and related accrued interest of $39,724 into a convertible debenture. The debenture bears interest at 10% per annum and matured on September 20, 2011. The lender at thier option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4) highest closing bid prices over the preceding five (5) trading days.

On September 12, 2011, the Company borrowed $37,500 in exchange for a convertible debenture.  The debenture bears 8% interest per annum and matures on June 14, 2012.  The interest rate on the debenture will revert to 22% per annum upon nonpayment of any amounts when due.  Beginning 180 days after the date of the debenture, the lender may convert the note to common shares at a 42% discount of the “Market Price” of the stock based on the average of the lowest three (3) closing bid prices on the date prior to the notice of conversion. In addition, if the Company grants a lower price for common stock purchase or conversion to anyone else during the term of this agreement, the lender’s conversion price will be adjusted downward to the same.  Since as of March 31, 2011, the Company has another outstanding debenture with a conversion price to common shares at $.001, this conversion price would also apply to this debenture. The lender cannot convert an amount greater than 4.99% of the outstanding common stock at any one time.  The Company may prepay the debenture at any time before maturity at graduated amounts depending on the date of prepayment ranging from 130% to 150% of the debenture balance plus accrued and unpaid interest.  There is a $2,000 per day penalty for not timely delivering shares upon conversion notice.  The Company is also required to maintain a reserve of shares sufficient to cover the lender’s conversion to common stock of the total amount of the debenture.  The Company issued and reserved 19,600,000 shares of restricted common stock as part of this transaction.

During the three months ended September 30, 2011, the Company issued an aggregate of 2,600,000 shares of its restricted common stock pursuant to the partial conversion of convertible debenture in the principal amount of $20,635 dated October 4, 2010.  The shares were issued in satisfaction of $2,600 outstanding under the convertible debentures.

During the three months ended September 30, 2011, the Company issued an aggregate of 2,026,568 shares of its common stock previously reserved pursuant to a convertible debenture in the principal amount of $37,500 dated February 10, 2011.  Because the holding period for the debt as determined by Rule 144(d)(3)(ii) had been met as of the date of notice of conversion, the stock was not deemed “restricted securities” as defined by Rule 144, and accordingly was issued without any restrictive legend.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   (Removed and Reserved)

Item 5.   Other Information

On November 7, 2011, the Company entered into a Joint Venture Equity Exchange Agreement (“Agreement”) with Pompano Dive Center, LLC. (“PDC”). PDC owns a retail store, several dive boats, and has a classroom for training divers.  Under the terms of the Agreement, the Company will provide PDC with an assortment of Brownie’s Third Lung products at no cost, and PDC will act as a training and demonstration site for Brownie’s Third Lung products. The inventory will remain the property of BWMG.

In addition, under the terms of the Agreement, the parties have entered into a Non-Binding Letter of Intent for the possible sale of PDC’s business to BWMG.   The premise of the transaction, which is still in discussion phase, is the exchange of BWMG’s stock for the yet to be agreed upon value of PDC.  In anticipation of a purchase transaction, the Agreement provides BWMG with a 33% interest in PDC, and for BWMG to issue 4,581,505 restricted shares of  its common stock to PDC.  Further, PDC is required to remit no later than 45 days from the end of each quarter, a 33% share in pre-tax net profits.  At least 50% of the total pre-tax profits are required for distribution under the Agreement, and BWMG is not required to share in losses.  If PDC decides to sell any inventory provided by the Company, the purchase price will be the same as that offered to other Dealers of the Company’s products.

If this Agreement is terminated by either party and/or a written purchase and sales agreement is not entered into by the parties, then the parties’ respective interests in each other’s business will revert back to the original party.   Accordingly, if this should happen, PDC will relinquish the interest acquired in BWMG through this Agreement and BWMG will do the same.  All property at PDC owned by BWMG would be returned to BWMG at that time as well.  A copy of the Joint Venture Equity Exchange Agreement is included provided herewith as Exhibit 10.21.

On September 12, 2011, the Company borrowed $37,500 in exchange for a convertible debenture.  The debenture bears 8% interest per annum and matures on June 14, 2012.  The interest rate on the debenture will revert to 22% per annum upon nonpayment of any amounts when due.  Beginning 180 days after the date of the debenture, the lender may convert the note to common shares at a 42% discount of the “Market Price” of the stock based on the average of the lowest three (3) closing bid prices on the date prior to the notice of conversion. In addition, if the Company grants a lower price for common stock purchase or conversion to anyone else during the term of this agreement, the lender’s conversion price will be adjusted downward to the same.  Since as of March 31, 2011, the Company has another outstanding debenture with a conversion price to common shares at $.001, this conversion price would also apply to this debenture. The lender cannot convert an amount greater than 4.99% of the outstanding common stock at any one time.  The Company may prepay the debenture at any time before maturity at graduated amounts depending on the date of prepayment ranging from 130% to 150% of the debenture balance plus accrued and unpaid interest.  There is a $2,000 per day penalty for not timely delivering shares upon conversion notice.  The Company is also required to maintain a reserve of shares sufficient to cover the lender’s conversion to common stock of the total amount of the debenture.  The Company issued and reserved 19,600,000 shares shares of restricted common stock as part of this transaction.  A copy of the promissory note is provided herewith as Exhibit 10.20.

Item 6.  Exhibits

Exhibit No.	Description	Location
2.2	Merger Agreement, dated June 18, 2002 by and among United Companies Corporation, Merger Co., Inc. and Avid Sportswear & Golf Corp.	Incorporated by reference to Exhibit 2.02 Amendment No. 1 to Form S-4 filed June 24, 2002.

2.3	Articles of Merger of Avid Sportswear & Golf Corp. with and into Merger Co., Inc.	Incorporated by reference to Exhibit 2.03 Amendment No. 1 to Form S-4 filed June 24, 2002.

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of 10-Q for the quarter ended September 30, 2009 filed on November 13, 2009.

3.4	Designation of Series A Preferred Stock	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on April 27, 2011.

3.5	Bylaws	Incorporated by reference to Exhibit 3.04 to the Registration Statement on Form 10-SB.

5.1	2007 Stock Option Plan	Incorporated by reference to the appendix to the Company's Definitive Information Statement on Schedule 14C filed July 31, 2007.

10.1	Share Exchange Agreement, dated March 23, 2004 by and among the Company, Trebor Industries, Inc. and Robert Carmichael	Incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K filed April 9, 2004

10.2	Non-Exclusive License Agreement – BC Keel Trademark	Incorporated by reference to Exhibit 10.18 to Form 10QSB for the quarter ended September 30, 2005 filed August 15, 2005.

10.3	Exclusive License Agreement - Brownie's Third Lung, Brownie's Public Safety, Tankfill, and Related Trademarks and Copyrights	Incorporated by reference to Exhibit 10.20 to Form 10QSB for the quarter ended September 30, 2005 filed August 15, 2005.

10.4	Non-Exclusive License Agreement - Garment Integrated or Garment Attachable Flotation Aid and/or PFD	Incorporated by reference to Exhibit 10.22 to Form 10QSB for the quarter ended September 30, 2005 filed August 15, 2005.

10.5	Non-Exclusive License Agreement – SHERPA Trademark and Inflatable Flotation Aid/Signal Device Technology	Incorporated by reference to Exhibit 10.24 to Form 10QSB for the quarter ended September 30, 2005 filed August 15, 2005.

10.6	Non-Exclusive License Agreement - Tank- Mounted Weight, BC or PFD-Mounted Trim Weight or Trim Weight Holding System	Incorporated by reference to Exhibit 10.25 to Form 10QSB for the quarter ended September 30, 2005 filed August 15, 2005.

10.7	Exclusive License Agreement – Brownie’s Third Lung and Related Trademarks and Copyright	Incorporated by reference to Exhibit 10.26 to Form 10KSB for the year ended December 31, 2006 filed April 4, 2007.

Exhibit No.	Description	Location
10.8	Agreement for Purchase and Sale of Property Between Trebor Industries, Inc. and GKR Associates, Inc. dated February 21, 2007	Incorporated by reference to Exhibit 10.28 to Form 10KSB for the year ended December 31, 2006 filed April 4, 2007.

10.9	First Mortgage dated February 22, 2007 between Trebor Industries, Inc. and Colonial Bank	Incorporated by reference to Exhibit 10.29 to Form 10KSB for the year ended year ended December 31, 2006 filed April 4, 2007.

10.10	Note dated February 22, 2007 payable to GKR Associates, Inc.	Incorporated by reference to Exhibit 10.30 to Form 10KSB for the year ended year ended December 31, 2006 filed April 4, 2007.

10.11	Second Mortgage dated February 22, 2007 between Trebor Industries, Inc. and GKR Associates, LLC.	Incorporated by reference to Exhibit 10.31 to Form 10KSB for the year ended year ended December 31, 2006 filed April 4, 2007.

10.12	Promissory Note dated January 1, 2007 payable to Robert M. Carmichael.	Incorporated by reference to Exhibit 10.32 to Form 10KSB for the year ended year ended December 31, 2006 filed April 4, 2007.

10.13	Asset Purchase Agreement between Trebor Industries, Inc. and Robert Carmichael.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on August 1, 2008.

10.14	Asset Purchase Agreement between Trebor Industries, Inc. and Robert Carmichael.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 5, 2009.

10.15	Asset Purchase Agreement between Trebor Industries, Inc. and Robert Carmichael.	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 19, 2010.

10.16	Asset Purchase Agreement between Trebor Industries, Inc. and the Carleigh Rae Corporation	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 6, 2011.

10.17	Convertible Promissory Note issued to Asher Enterprise , Inc.	Incorporated by reference to Exhibit 4.1 to Form 8-K filed on March 14, 2011.

10.18	Consolidated and Restated Promissory Note issued to BBT.	Incorporated by reference to Exhibit 4.2 to Form 8-K filed on March 14, 2011.

10.19	BBT Forbearance Agreement	Incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 14, 2011.

10.20	Convertible Promissory Note issued to Asher Enterprise, Inc.	Provided herewith

10.21	Joint Venture Equity Exchange Agreement with Pompano Dive Center, LLC.	Provided herewith

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith.

Exhibit No.	Description	Location
32.1	Certification Pursuant to Section 1350	Provided herewith.

32.2	Certification Pursuant to Section 1350	Provided herewith

101	XBRL Interactive Data File **	Provided herewith

** Attached as Exhibit 101 to this report are the following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed "filed" or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2011	Brownie’s Marine Group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer