Form 10-K
period 2011-12-31
Brownie's Marine Group, Inc
filed 2012-03-30
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(MARK ONE)

☑        Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)

Yes  ☐  No  ☒

The aggregate market value of the Company's voting stock held by non-affiliates as of June 30, 2012, was approximately $669,818 based on the average closing bid and asked price of such stock on that date as quoted on the Over the-Counter Bulletin Board.

There were 93,421,978 shares of common stock outstanding as of March 20, 2012.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Information included or incorporated by reference in this filing may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

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

Overview

Brownie’s Marine Group, Inc., a Nevada corporation (referred to herein as “BWMG”,“the Company”, “we”, or “Brownie’s”), does business through its wholly owned subsidiary, Trebor Industries, Inc., d/b/a Brownie’s Third Lung, a Florida corporation. The Company designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and Nitrox Generation Systems, and scuba and water safety products. BWMG sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility located at 940 N.W. 1st Street, Fort Lauderdale, Florida 33311. The Company’s common stock is quoted on the OTCBB under the symbol “BWMG”. The Company’s website is www.Browniesmarinegroup.com.

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

Executive Summary and Business Strategy

From a garage based business making hookah diving systems in the late 1960’s, the Company has grown into a niche manufacturing and distribution Company with dive-oriented product classified into three categories: Brownie’s Third Lung, Brownie’s Tankfill, and Brownie’s Public Safety. The Company serves middle income boat owners, higher income yacht owners, and recreational, military and public safety divers.

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

Brownie’s Third Lung hookah systems have long been a dominant figure in gasoline powered, high-performance, and feature rich hookah systems. Taking full advantage of the proprietary compressor system, a complete series of traditional “fixed speed” electric compressors were developed for the built-in-boat market in 2005. Prior to 2010, Brownie’s did not offer for sale a floating battery powered hookah due to the inadequate performance/runtime afforded by previous technology. After years of inventing, testing and development, Brownie’s introduced multiple battery powered models in 2010 that we believe provide performance and runtimes as great as 300% better than the best devices currently on the market. Our battery powered hookah system provides divers with gasoline-free all day shallow diving experiences. We believe the multiple inventions incorporated into the development of this product will produce additional patents over the next few years. The Company has begun the patent application process.

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

Brownie’s Public Safety designs, manufactures, distributes, and sells the RES (Rapid Entry System)/ HELO™ system, a complete mini SCUBA system designed for quick water rescues. The HELO™ system can be donned in less than 60 seconds and stored in a briefcase-size padded bag. Brownie's Public Safety includes the GI-PFD™ (Garment Integrated Personal Flotation Device™) System for body armor flotation. This system can reliably support the distressed or unconscious wearer in a true life-saving position. This patented device addresses a need as law-enforcement, coast guard and military personnel are beginning to wear heavy (life-threatening in the water) body armor during waterborne patrol, inspection, and surveillance missions. The system helps the personnel float in heavy armor, hopefully saving their lives. Multiple avenues of revenue generation are being explored for this unique product group in an effort to maximize value to the Company.

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

E-Reel and Built-in Battery Systems: The Company developed two surface supplied air products that it believes makes boat diving even easier. The Built-in Battery System builds a battery powered electric unit into the boat, eliminating the need to transport the compressor/motor assembly. The need for a flotation tube is also removed, as the boat itself serves in that capacity. The E-Reel advances this idea by adding a reel system to provide compact storage of up to 150 feet of hose. Boaters can perform their own in-water maintenance and inspections, or just dive for enjoyment. The hose is manually pulled from the reel supporting up to two divers to a depth of fifty feet. When the dive is complete, the hose is automatically recoiled and stowed by the simple activation of a switch.

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

Tankfill Compressors: Many yacht owners enjoy the convenience and freedom of filling their own diving tanks with air, NITROX or custom mixed gases while out on cruise, freeing them from carrying extra cylinders or the need to locate a reputable source in various ports-of-call. Brownie’s Tankfill specializes in the design and installation of high-end custom systems to do just that. From surveying the vessel for installation requirements to custom fabrication of the necessary components, Tankfill provides all the services necessary to satisfy this market. We believe that every large vessel currently in service, being re-fitted, or being built is a potential customer. Through OEM relationships we have expanded our market to reach these customers. Our light duty compressor, the Yacht Pro™25 is specifically designed and built to withstand the marine environment with all components and hardware impervious to spray from the elements. The Yacht Pro™ series contains models for both medium-duty applications, such as recreational divers and small groups, and heavy-duty use as found on research vessels, commercial operations and live-aboard dive boats. All Yacht Pro™ models come with the Digital Frequency Drive, which is a Brownie’s Tankfill innovation. The Digital Frequency Drive eliminates the spike previously experienced in starting the compressor, eliminating the need to ration the boat’s electrical usage by shutting down components when the compressor is needed. Brownie’s utilizes an AutoCAD industrial drawing program to design, engineer and maintain drawings of its various products. Custom design work is done in-house for major product installations and in conjunction with other entities.

NitroxMaker™: We believe Nitrox has become the gas of choice for informed recreational diver the world over. What was once only available from land-based gas mixing facilities is now easily accessible to the yacht diver. With a Brownie’s NitroxMaker™, the user dials-in a desired oxygen level from 21% to 40%, eliminating the need to transport and handle pure oxygen. The resulting diving gas mix is monitored with digital oxygen analyzers, removing the calculations required to blend or mix the gas.

Rapid Entry System (RES) and HELO™ System: The Brownie’s Public Safety product line exists to address the needs of the public safety dive market. The inherent speed and ease of donning our patented Drop Weight Cummerbelt with Egressor Add-on Kit identified it as a choice for rapid response for water-related emergencies. A first-responder or officer on-scene can initiate the location and extraction of victims while the dive team is en-route, saving valuable time and increasing the chances for survival of victims. The RES is a small SCUBA system that can be quickly donned over clothes, usually in less than sixty seconds. Its small size allows it to be stored in areas that do not accommodate a full set of SCUBA gear. The 13 cubic foot aluminum tank can provide up to 15 minutes of air at the surface. The air cell remains stowed under the protective cover and can be partially inflated to achieve positive flotation. The covers specially designed break-away zipper bursts open to provide instant inflation yet “heals” and can be repacked and fastened quickly in the field. The HELO™ offers all the same features, but has been specially designed and modified for rescue divers working from helicopters. By placing the cylinder in the front and adding leg straps, the HELO™ allows divers to use the standard seating configurations. The advantages of this system over full sized SCUBA rigs are increased mobility for the diver and diminished space requirements for the gear. Since the bottle is mounted at the diver’s waist, the diver can more easily control his gear during deployment, further adding to the comfort and safety.

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

New markets and classes of divers have developed over the years. The sport sector of Third Lung and Kayak diving have emerged as a result of snorkel divers that wanted to sustain depth or Scuba divers that wanted more time in shallow waters with enhanced efficiency. SNUBA, a licensing company with a scuba tank in raft dive system offered purely as a luxury destination/resort dive experience reports that they have now exceeded the 5-million diver introduction mark. In response, we have introduced the TOOKA™. The TOOKA™ is a patent pending tender holding scuba tanks combined with two of Brownie’s patented products, the Peleton hose system and the Drop Weight Cummerbelt. We believe the TOOKA™ is an improvement over the SNUBA with its added features. With millions of snorkels and Snuba type divers giving the sport a try at the surface while some 10,000 or so venture in the depths, our plan is to focus on the entry level consumer, introducing more potential customers to diving.

The dive training, travel, and retail sector is highly fragmented, dominated by many “mom and pop” shops. These shops are typically operated more as a hobby by a “lover of diving” than by retail professionals. A traditional dive store offers a similar selection to a dive shop of 2-3 decades ago while marginally representing the product lines of multiple manufacturers. The result is generally disappointing for both the consumer and the manufacturer. We believe that consumers prefer shopping for the whole dive experience in one place beginning with a full array of products and services. The addition of an audio-visual program throughout the retail facility will help excite the consumer, educate them about travel and equipment use applications, and keep them interested in diving. We intend to deliver a retail experience that offers the full spectrum of education, travel planning, destination outfitting, and product options to service all types of divers.

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

The Company has expanded in the past through internal growth. However, Brownie’s management believes that the most efficient and effective method of future growth will be to acquire existing companies and form strategic alliances. Toward this end, in the fourth quarter 2011, Brownie’s entered into a joint venture equity exchange agreement and non-binding letter of intent for possible of acquisition of Pompano Dive Center, LLC. See Note 18. Joint Venture Equity Exchange Agreement to the Company’s consolidated financial statements included herein.

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

Finally, we will work with authentic ecotourism promoters and providers to help protect our natural resources world while carefully exploring them. We believe these markets offer tremendous potential to Brownie’s future growth. Further, we believe the following points indicate the inherent attractiveness to the Brownie’s brand:

Divers

•	Studies indicate that there are between 1.6 and 2.4 million active divers in the United States, with a 25% increase between 1997 and 2006. (source: Professional Association of Dive Instructors (PADI) / Dive Equipment Manufacturers Association (DEMA)

•	There are over 500,000 new divers certified each year worldwide by PADI and PADI certifies fewer than 50% of divers internationally. PADI certifies approximately 56% of US divers. (PADI)

•	In 2006, PADI provided continuing education certifications for 386,437 divers worldwide, this is an increase of 77,607 diver continuing education certifications from 2000 when it provided continuing education to 308,830 divers. This is an increase of 25%.

Boaters

•	Use increased in outboard, inboard and stern drive boats from 1997-2006. The number of boats in use increased from 16.23 million in 1997 to 17.73 million in 2006, an increase of 1.5 million boats in use. (source: United States Coast Guard (USCG) / National Marine Manufacturers Association (NMMA)

•	Almost 73 million adults went boating in the US in 2006; this represents 32.1% of the adult population. (source: NMMA)

Tourism: “Travel undertaken for pleasure” (source: International Ecotourism Society)

As the largest business sector in the world economy, the travel & tourism industry is responsible for over 230 million jobs and over 10% of the gross domestic product worldwide. In over 150 countries, tourism is one of five top export earners. In 60 countries, tourism is the number one export.

Global Growth of Tourism:

•	1950: 25 million tourist arrivals.
•	1990’s: Tourism grew globally at 7% per year.
•	2004: 760 million tourism arrivals corresponded to a 10% global growth.
•	2005: The number of international tourist arrivals recorded worldwide grew by 5.5% and exceeded 800 million for the first time ever.
•	2020: Global tourism is forecast to reach 1.56 billion international arrivals.

Ecotourists (source: www.ecotourism.org)

Size of Global Ecotourism:

•	Beginning in 1990s, ecotourism has been growing 20% - 34% per year
•	In 2004, ecotourism/nature tourism was growing globally 3 times faster than the tourism industry as a whole.
•	Nature tourism is growing at 10%-12% per annum in the international market.
•	Sun-and-sand resort tourism has now “matured as a market” and its growth is projected to remain flat. In contrast, “experiential” tourism—which encompasses ecotourism, nature, heritage, cultural, and soft adventure tourism, as well as sub-sectors such as rural and community tourism—is among the sectors expected to grow most quickly over the next two decades.

•	United Nations Environment Program (UNEP) and Conservation International have indicated that most of tourism’s expansion is occurring in and around the world’s remaining natural areas.
•	Sustainable tourism could grow to 25% of the world’s travel market within six years, taking the value of the sector to US $473.6 billion a year.
•	Analysts predict a growth in eco-resorts and hotels, and a boom in nature tourism — a sector already growing at 20% a year — and suggest early converts to sustainable tourism will make market gains.

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

Trade names

The Company either owns or has licensed from an entity, which the Chief Executive Officer has an ownership interest, the exclusive use of the following registered and unregistered trade names, trademarks and service marks for the terms of their indefinite lives: Brownie’s Third Lung™, browniedive.com, Brownie’s, Brownie’s Third Lung oval symbol, browniedive, NitroxMaker™, HELO, RES, fast float rescue harness, tankfill.com, browniestankfill, browniestankfill.com, browniespublicsafety.com, and browniespublicsafety, Peleton Hose System, Twin-Trim, Kayak Diving Hose Kit, Bell Bottom Flag Bag, Brownie’s Dogsnare. SHERPA, BC keel, and Garment integrated personal flotation device (GI-PFD).

Patents

The Company owns multiple patents issued and in progress related to the following:

•	Water safety and survival
•	Garment integrated flotation devices or life jacket
•	Collar for improved life jacket performance
•	Combined signaling and ballast for personal flotation device
•	Inflatable dive marker and collection bag.
•	Three dimensional dive flag
•	Novel dive raft and float system for divers
•	Drop weight Cummerbelt
•	Bouyancy compensator
•	Utility backpack
•	Transport harness or like garment with adjustable one size component for use by a wide range of individuals
•	Active control releasable ballast

Marketing

Print Literature, Public Relations, and Advertising

We have in-house graphic design and public relations department to create and maintain product support literature, catalogs, mailings, web-based advertising, newsletters, editorials, advertorials, and press releases. We also target specific markets by selectively advertising in journals and magazines that we believe reach our potential customers. In addition, we strive to issue Newswires periodically to keep the public informed of our latest products and related endeavors.

Tradeshows

In 2011, the Company was represented either through their own presence or by a dealer at the following annual trade shows: Miami Yacht and Brokerage Show, The Fort Lauderdale International Boat Show, the Palm Beach Boat Show, the Seattle Boat Show and the Annapolis Boat Show. The Company was represented at this these same shows in 2010.

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

Product Research and Development (R&D)

We continuously work to provide our customers with both new and improved products. We offer research and development services to not only the related entities we license our patents and trademarks from, but also to other customers as well. R&D services for customers and the related entities are invoiced in the normal course of business. In addition, we are working on internal research and development projects as well as collaborating with others toward the goal of developing some of our own patentable products. Research and development costs for the year ended December 31, 2011 and 2010, were $46,474 and $135,593, respectively.

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

Customers

We are predominantly a wholesale distributor to retail dive stores, marine stores, and shipyards. This includes approximately 250 active independent Brownie dealers. We retail our products to including, but not limited to, boat owners, recreational divers and commercial divers. The Company sells to three entities owned by the brother of Robert Carmichael, the Companies Chief Executive officer: Brownie’s Southport Divers, Brownie’s Palm Beach Divers and Brownie’s Yacht Toys. Combined sales to these entities for the years ended December 31, 2011 and 2010 represented 28.94% and 31.06%, respectively, of total net revenues. Our largest customer and Brownie dealer is Brownie’s Southport Divers. Sales to no other customers represented greater than 10% of net revenues for the years ended December 31, 2011 and 2010.

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

Personnel

We currently have fifteen (15) full time employees and four (4) part time employee at our facility in Fort Lauderdale, Florida. Ten (10) are classified as exempt sales and administrative or management, and nine (9) are classified as nonexempt factory or administrative support. We utilize consultants when needed in the absence of available in-house expertise. Our employees are not covered by a collective bargaining agreement.

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

Subsequent Events

On March 19, 2012, the Company received a notice of conversion pursuant to $50,000 convertible debenture [Note 10. Convertible Debentures to the Company’s consolidated financial statements included herein, reference (5) within Note] for conversion of 100% of the $50,000 principal balance to common stock. The conversion price was $.017 per share for 2,941,176 shares. Along with the conversion notice, the Company was provided a notice of default for failure to pay interest when due and deliver Warrants. The amount of interest due as of the notice of default is approximately $5,500. The Company is working toward curing the default.

On February 3, 2012, the Company entered into an asset purchase agreement with Florida Dive Industries, Inc. (“Seller”). On March 5, 2012, the same parties executed an amendment (“Amendment”) to the agreement (collectively, the “Agreement”). Under the terms of the Agreement, the Company acquired certain diving and related inventory, and Seller provided a three year non-compete agreement within a 10-mile wide radius. In addition, the Company assumed a commercial lease obligation for a retail dive store in Boca Raton, Florida beginning in April 1, 2012. The lease is automatically renewable on an annual basis through May 31, 2014, with 90 days written notice assuming the Leasee is in compliance with all terms of the lease. The lease amount is base rental plus an allocated amount of common areas maintenance (‘CAM”). Base rental increases annually by the greater of 5% or the annual consumer price index. The current monthly rental including CAM at the time of assignment is approximately $3,200. As a purchase price, Buyers shall pay Seller, on a monthly basis, beginning April 1, 2012, and thereafter until May 13, 2012, in equal payments, the total cash purchase price of $22,500. In addition, the Company shall issue Seller 2,200,000 shares of restricted stock as part of the purchase price as provided for in the Amendment. The fair market value of the Company’s 2,200,000 shares of restricted stock on March 5, 2012, was $59,400, or $.027 per share.

Both the restricted stock and the monthly payments due Seller shall be maintained in an escrow account for six months as a purchase price holdback for contingent liabilities not otherwise settled by Seller. If such items including rent and any building or zoning code violations have not been paid by Seller during this period, Buyer will settle said liabilities with the purchase price holdback.

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies. However, our principal risk factors are described under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 1B.	Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2.	Properties.

The corporate headquarters, factory and distribution center of the Company are located at 936/940 NW 1st Street, Ft. Lauderdale, FL 33311. The facilities are comprised of approximately 16,000 square feet of space of which approximately 7,500 square feet is office, and the remainder is factory and warehouse space. We believe that the facilities are suitable for their intended purpose, are being efficiently utilized and provide adequate capacity to meet demand for the foreseeable future. The facilities are encumbered by a first mortgage. Information regarding the mortgage is disclosed in Note 9. Notes Payable to the Company’s year ended December 31, 2011, consolidated financial statements included herein.

Item 3.	Legal Proceedings.

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

Item4.	Mine Safety Disclosure

None.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities.

The Company’s common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “BWMG”. The Company’s high and low closing bid prices by quarter during 2011 and 2010, as provided by the Over the Counter Bulletin Board are provided below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On March 20, 2012, the closing price of our common stock, as reported on the Over-the-Counter Bulletin Board, was $0.04 per share.

	Calendar Year 2011
	High Bid	Low Bid
First Quarter	$1.90	$.100
Second Quarter	$.230	$.050
Third Quarter	$.195	$.020
Fourth Quarter	$.011	$.002

	Calendar Year 2010
	High Bid	Low Bid
First Quarter	$.99	$.25
Second Quarter	$2.50	$.28
Third Quarter	$.30	$.42
Fourth Quarter	$.30	$.05

Holders of Common Stock

As of March 20, 2012, we believe the Company had in excess of 250 shareholders of record.

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

Sales of Unregistered Securities

In addition to those unregistered securities previously disclosed in reports filed with the Securites and Exchang Commission during the period covered by this report, the Company sold securities without registration under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemption provided in Section 4(2) as described below. The securities were issued with a legend restricting their transferability absent registration of applicable exemption.

Pursuant to a consulting agreement for business advisory services, the Company issued 1,384,430 restricted shares of common stock in lieu of payment for $6,800 in services for the period from September 1, to October 31, 2011. The Company also declared 698,729 restricted shares payable for $1,400 in services to the same consultant for the month of December 2011.

On November 7, 2011, the Company issued 657,040 restricted shares of common stock to an entity, which one of the Company’s Board of Directors has a financial interest, for $4,467 in consulting services.

On November 7, 2011, the Company converted an aged account payable trade of $5,607 for 683,820 restricted shares of common stock.

From October 31 to December 13, 2011, the Company converted $7,500 due under a convertible debenture to 4,789,197 shares of unrestricted common stock. A legal opinion regarding issuance of the shares without restrictive legend accompanied the presentment of the notices of conversion to the Company’s transfer agent. Accordingly, the shares were issued without restrictive legends.

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

Financial Performance

For the years ended December 31, 2011 and 2010, BWMG had net losses of $3,776,312 and $1,189,576, respectively.

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

Going Concern –The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. We have incurred losses since 2009, and expect to have losses into 2012. We have had a working capital deficit since 2009. Although cured effective the fourth quarter 2010, the Company defaulted on its first mortgage in the third quarter of 2010, which resulted in an automatic default on its second mortgage further discussed in Note 9. NOTES PAYABLE.

In addition, the Company is behind on payments due for payroll taxes and withholding, matured convertible debentures, related party notes payable, accrued liabilities and interest –related parties, a note payable due an unrelated party, and certain vendor payables. While the Company has received no formal notices of default and is working out these matters on a case by case basis, there can be no assurance that cooperation the Company has received thus far will continue. Payment delinquencies are further addressed in Note 6. RELATED PARTIES TRANSACTIONS, Note 7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES, Note 8. OTHER LIABILITIES, Note 9. NOTES PAYABLE, and Note 10. CONVERTIBLE DEBENTURES.

During the third quarter of 2010, the Company settled several lawsuits for infringement of one of the Company’s patents. The settlement was in the form of cash and inventory credits, and the Company was granted exclusive distributor rights in the United States of the products of the settling parties, as well as non-exclusive distributor rights for others as further discussed in Note 14. PATENT INFRINGEMENT SETTLEMENTS. In addition, the Company introduced some of its own new products to market in mid-2010, including the variable speed electric and battery powered diving units. We believe the combined addition of these products to complement the sales of our other products will allow us to generate enough sales to supply us with sufficient working capital in the future. However, the Company does not expect that existing cash flow will be sufficient to fund presently anticipated operations beyond the second quarter of 2012. This raises substantial doubt about our ability to continue as a going concern. We will need to raise additional funds and are currently exploring alternative sources of financing. We have issued a number of convertible debentures as an interim measure to finance our working capital needs as discussed in Note 10. CONVERTIBLE DEBENTURES and may continue to raise additional capital through sale of restricted common stock or other securities. We have implemented some cost saving measures and will continue to explore more to reduce operating expenses.

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

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which occur. Advertising and trade show expense incurred for the years ended December 31, 2011, and 2010, was $66,276 and $37,465, respectively.

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

For the year ended December 31, 2010, the Company amortized prepaid stock based compensation associated with stock options granted October 1 and December 1, 2009. See Note 12. EQUITY INCENTIVE PLAN for further discussion. For the year ended December 31, 2010, the Company recorded stock based compensation associated with warrants granted on December 31, 2009. For the year ended December 31, 2011, the Company amortized prepaid equity based compensation for personal guarantees of related party on debt. See Note 6. RELATED PARTY TRANSACTIONS for further discussion. See Note 11. STOCK WARRANTS FOR LEGAL SERVICES for further discussion. For the year ended December 31, 2011, the company granted stock for consulting services. See Note 13. STOCK ISSUED FOR CONSULTING SERVICES. In addition, on March 6, 2012, the Company authorized year end 2011 equity based bonuses for some employees, board of directors, and consultants, as well as payment of amounts due the non-employee Board of Directors for service on the Board from April 1 to December 31, 2012. See Note 21. EQUITY BASED YEAR END BONUSES AND CONVERSION OF BOARD OF DIRECTORS’ LIABILITY for further information.

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

Earnings per common share – Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. All common stock equivalent shares were excluded in the computation for the years ended December 31, 2011, and 2010, since their effect was antidilutive.

Recent Accounting Pronouncements – In December 2011, the Financial Accounting and Standards Board (FASB) issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement with a similar master netting arrangement. ASU 2011-11 is effective for annual and interim reporting periods beginning on or after January 1, 2013. Retrospective disclosure is required for all comparative periods presented. Since this accounting standard requires only enhanced disclosure, the adoption of this standard is not expected to have an impact our financial position or results of operations.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). Under ASU 2011-08, companies testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e. step 1 of the goodwill impairment test). If companies determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is evaluating the revised guidance and does not anticipate that adoption will have a material impact on the Company's Consolidated Financial Statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. Because this ASU impacts presentation only, it will have no effect on our financial condition, results of operations or cash flows.

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

Results of Operations for the Year Ended December 31, 2011, As Compared To the Year Ended December 31, 2010

Net revenues. For the year ended December 31, 2011, we had net revenues of $2,206,566 as compared to net revenues of $2,181,073 for the year ended December 31, 2010, an increase of $25,493, or 1.17%. Hookah system and related sales increased approximately $215,000 for the year ended December 31, 2011, which was partially offset by decline in tankfill system and related sales of approximately $178,000, decline in sales of public water safety products (ex. life jackets) of approximately $7,500, and decline in other sales of approximately $4,000, as compared to the year ended December 31, 2010. The Company believes the depressed state of the economy continues to negatively impact sales as is seen by the decline in tankfill system and public safety sales, but is encouraged by the increased sales of hookah systems and related products. The Company’s products are largely non-essential, disposable income type items, and therefore are more likely to be sacrificed by consumers in preference for essential goods during depressed economic conditions.

Cost of net revenues. For the year ended December 31, 2011, we had cost of net revenues of $1,704,566 as compared with cost of net revenues of $1,687,599 for the years ended December 31, 2010, an increase of $16,967, or 1.01%. Material cost and royalties expense as percentage of net revenues each decreased approximately 1% for the year ended December 31, 2011, as compared to the year ended December 31, 2010. These decreases were offset primarily by an increase in freight costs, direct payroll and subcontract labor costs from the year ended December 31, 2010 to the year ended December 31, 2011. This is primarily a result of the sales mix for the year ended December 31, 2011 as compared to that for the year ended December 31, 2010.

Gross profit. For the year ended December 31, 2011, we had a gross profit of $502,000 as compared to gross profit of $493,474 for the year ended December 31, 2010, an increase of $8,526, or 1.73%. The increase is primarily attributable to the increase in net revenues.

Operating expenses. For the year ended December 31, 2011, we had total operating expenses of $1,673,574 as compared to total operating expenses of $1,488,593 for the year ended December 31, 2010, an increase of $184,981, or 12.43%. The $184,981 increase is due to an increase in selling, general and administrative costs of $274,100, partially offset by a decrease in research and development expenses of $89,119 for the year ended December 31, 2011, as compared to the same period in 2010. The $274,000 increase in selling, general and administrative expenses is primarily attributable to $215,000 in equity based bonuses (non-cash) for some employees, consultants, and Board of Directors for the year ended December 31, 2011, and $45,000 in non-employee Board of Directors’ equity based compensation (non-cash) for 2011 service on the Company’s Board without comparable transaction in 2010. The $89,119 decrease in research and development expense was primarily due to $71,483 (non-cash) expense in 2010 to an unrelated party for exclusive license for intellectual property owned by the third party who the Company is collaborating with to assist with design, prototype, and first production run. Since there is no assurance of success of the invention, and since it is in the design and pre-prototype phase, the Company accounted for this activity as research and development. There was no comparable research and development transaction for the year ended December 31, 2011. In addition, less salary expense was allocated to research and development during the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Other expense, net. For the year ended December 31, 2011, we had other expense, net of $2,544,276 as compared to other expense, net of $260,331 for the years ended December 31, 2010, an increase of $2,283,945, or 877.32%. This account is comprised of other (income) expense, net, and interest expense. Other (income) expense, net increased by $35,031 expense for the period. Interest expense for the period increased $2,248,914. Other (income) expense, net, is comprised of transactions that are generally of a non-recurring nature. The increase in other expense, net from the year ended December 31, 2011, to same period in 2010, is primarily due to a gain on patent infringement settlement, net of expenses associated with the settlement of approximately $27,000 during the year ended December 31, 2010, without a comparable transaction during the same period in 2011. The increase in interest expense of $2,248,945 for the year ended December 31, 2011, over the same period in 2010, is primarily attributable to approximately $2,080,000 interest expense (non-cash) on forgiveness of debt for preferred stock, approximately $325,000 accretion of discounts (non-cash) on convertible debentures issued at the end of 2010 through the year ended December 31, 2011, approximately $45,000 incremental interest on the convertible debentures, and partially offset by approximately $180,000 interest expense (non-cash) on warrants (since expired, un-exercised) and stocks granted in 2010 for conversion of loan payable without comparable transaction in 2011.

Provision for income tax expense (benefit). For the year ended December 31, 2011, we had a provision for income tax expense (benefit) of $60,462, as compared to a provision for income tax expense (benefit) of ($65,874) for the years ended December 31, 2010, an increase in the provision for income tax expense of $126,336, or 191.78%. The increase in provision for income tax expense is primarily a result of increase in the valuation allowance against the deferred tax asset attributable to realization of the net operating loss carryforward.

Net loss. For the years ended December 31, 2011, we had net loss of $3,776,312 as compared to net loss of $1,189,576 for the years ended December 31, 2010, an increase of $2,586,736 or 217.45%. The increase in net loss is attributable to $8,526 increase in gross profit, $184,981 increase in operating expenses, $2,283,945 increase in other expense, net, and $126,336 increase in provision for income tax expense.

Liquidity and Capital Resources

As of December 31, 2011, the Company had cash and current assets of $796,051 and current liabilities of $2,698,631 or a current ratio of .30 to 1. As of December 31, 2010, the Company had cash and current assets of $620,270 and current liabilities of $997,033, or a current ratio of .62 to 1.

Contractual obligations of the Company as of December 31, 2011 are set forth in the following table:

Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$1,336,740	$1,294,886	$41,854	--	--
Operating Lease Obligations	17,215	7,378	9,837	--	--
Convertible Debentures (1)	633,871	633,871	--	--	--
Purchase Obligations	--	--	--	--	--
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	--	--	--	--	--
Total	$1,987,826	$1,936,135	$51,691	--	--

(1)	Convertible Debentures are presented “Gross” in the above Schedule. On the Company’s Financial Statements for the year ended December 31, 2011, Convertible Debentures are presented “Net” of Discounts.

On January 25, 2012, the Company borrowed $37,500 for a convertible debenture from the same lender as discussed in Note 10. Convertible Debentures of the Company’s consolidated financial statements included herein, reference (4) within the Note. The convertible debenture has the same general terms and conditions as the previous two debentures granted this same lender. The Company issued and reserved 185,000,000 shares of common stock to cover future conversions of debt related to this debenture.

On February 2, 2012, the Company entered into a consulting agreement for financial and public relations services. The term of the agreement is for twelve (12) months and either party may cancel the agreement with 30 days written notice. Payment shall be monthly in the form of $10,000 cash, or $20,000 worth of common stock based on the weighted average of the Company’s stock for the month at a 30% discount. Payment in cash or stock is at the option of the Company.

On February 2, 2012, The Company Filed a Definitive Schedule 14C on February 2, 2012. The Information Statement advises shareholders of record as of January, 31, 2012, that the Company’s Board of Directors of the Company and a majority of stockholders’ of the Company approved (i) an increase in the number of authorized shares of common stock from 250,000,000 to 5,000,000,000, and (ii) a decrease in the par value per share of Common Stock from $.001 to $.0001. The effective date of these actions was February 22, 2012.. In accordance with Securities and Exchange Commissions’ Staff Accounting Bulletin Topic 4 C., when a change in capital structure occurs after the period reporting date, but before release of the financial statements the Company must apply retroactive treatment to the financial statements to reflect the change. Accordingly, the Company restated the consolidated financial statements as of and for the years ended December 31, 2011, and December, 31, 2010,included herein to reflect the change in par value and shares authorized. In addition, the par value change has been restated in the detail of the transactions in the Company’s Consolidated Statements of Stockholders’ Deficit included herein.

On March 6, 2012, the Board of Directors authorized an aggregate of $215,000 in bonuses for payment in stock to employees, consultants, and Board of Directors for the year ended December 31, 2011, for service in 2011. Of this amount the Chief Executive Officer and the non-employee Board of Directors were awarded, $36,000 and $53,000, respectively. In addition, an incremental $45,000 due the non-employee Board of Directors for service on the Board from April to December 2011, was converted to stock payable in lieu of cash settlement. The combined amount of stock issuable under these transactions is 9,629,630 and is based on the closing price of the Company’s stock on March 5, 2012, of $.027 per share. Since the transactions are for 2011 services, the Company applied retroactive statement to the Consolidated Financial Statements as of and for the years ended December 31, 2011 and 2010.

Risk Factors

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

We incurred net losses of approximately $3.87 million in 2011, and $1.19 million in 2010. We anticipate these losses will continue for the foreseeable future. Additionally, the Company has negative cash flows from operations, negative working capital, is behind on payments due for payroll taxes and withholding, matured convertible debentures, related party notes payable, accrued liabilities and interest –related parties, a note payable due an unrelated party, and certain vendor payables. While the Company has received no formal notices of default and is working out these matters on a case by case basis, there can be no assurance that cooperation the Company has received thus far will continue. This raises a substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon generating working capital and obtaining adequate new debt or equity financing. Because of our continuing losses, we may not have working capital to permit us to remain in business through the end of the year, without improvements in our cash flow from operations or new financing. Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses.

The optional conversion features of a series of convertible debentures issued by the Company could require the Company to issue a substantial number of shares of common stock, which will cause dilution to the Company’s stockholders and a potentially negative effect on our stock price.

Since October 4, 2010, the Company has issued convertible debentures to several lenders and other third parties. At December 31, 2011 the outstanding principal balance of these debentures was approximately $635,000. The debentures convert under various conversion formulas, all of which are at a significant discount to market price of our common stock. As of January 10, 2012, the debentures are convertible into approximately 226,069,433 shares of Common Stock. The conversion of any of the debentures will result in the issuance of a significant number of shares of our common stock which will cause dilution to our existing shareholders. Furthermore, the conversion at a significant discount to the market price of our common stock may have a negative effect on our stock price. See Note 10. Convertible Debentures to our consolidated financial statements included herein.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 8.	Financial Statements.

Our consolidated financial statements appear beginning at page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, our management carried out an evaluation with the participation of our Chief Executive Officer who serves as our principal executive officer and principal financial and accounting officer, required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act for the period covered by this report.

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

The specific weakness identified by our management was a lack of a timely review by corporate management. The weakness is principally due to lack of working capital to retain the legal, accounting and external audit services, which are integral to the Company’s process for timely disclosure and financial reporting. This deficiency resulted in failure to timely file a Form 4 related to change in beneficial ownership by one of the Company’s Board of Directors in November 2011. The transaction is discussed in Item 5. Sales of Unregistered Securities and is disclosed in the notes to the Company’s Financial Statements for the period covered by this report included herein.

To mitigate the chance for reoccurrence of this noted deficiency, as disclosed in the Liquidity and Capital Resources section of this 10-K Report, the Company is currently in the process of addressing its working capital shortfall whereby this would provide the needed funds to retain the legal, accounting, and external audit services required for timely disclosure and financial reporting.

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

Management, including the Company's Chief Executive Officer and Principal Accounting Officer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was not effective as discussed in the section above as of December 31, 2011.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the fourth quarter of the year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following is a list of our executive officers and directors. All directors serve one-year terms or until each of their successors are duly qualified and elected.

Name:	Age:	Position:

Robert M. Carmichael	49	President, Chief Executive Officer, Principal Financial Officer and Director
Mikkel Pitzner	44	Director
G. Wesley Armstrong	51	Director

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

G. Wesley Armstrong. Mr. Armstrong was appointed to the board in December 2010. Mr. Armstrong has over 25 years of experience in business and government.  Since 2008, he has served as vice president of myplaninput, llc, an economic and community development consulting firm.  He also currently serves as business development director of atlantic commercial investments, llc in North Carolina. From 2007 to 2008 Armstrong was a financial consultant with Southern Community Bank in Greensboro, NC.  From 2006 to 2007 he was Vice President at Wachovia Securities in Greensboro, North Carolina.  Mr. Armstrong serves on the Board of Advisors for the Department of Interior Architecture at UNC-Greensboro.  He holds advanced certifications in City Planning.  From 2004 through 2006 he served as vice president at First Tennessee Bank. Mr. Armstrong was selected as a director for his strategic/business planning, financial and professional management experience.

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

Compliance with Section 16(a) Of the Securities Act Of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other of our equity securities. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us copies of all Section 16(a) forms they file. Based on available information, filings required under Section 16(a) were complied with for the period covered by this report, except Mr. Armstrong did not filed a Form 4. The Form 4 contained one transaction covering issuance of Common Stock effective November 7, 2011.

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

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2011 and 2010 to BWMG’s named executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

Summary Compensation Table

Name and Principal Position(s)	Year	Salary	Bonus	Stock Awards		Option Awards	Non Equity Incentive Plan Compensation	All Other Compensation	Total
Robert M. Carmichael,	2011	$79,710	$--	$2,523,502	(1)	$--	$--	$--	$2,603,212	(2)
President, Principal Executive Officer, and Principal Financial Officer	2010	$104,139	$--	$--		$--	$--	$--	$104.139	(2)

(1)	Stock awards of $2,523,502 consist of $2,125,000 interest expense on issuance of preferred stock for debt forgiveness, $362,502 in common stock for personal guarantees, and $36,000 common stock payable for year ended December 31, 2011 bonus.

(2)	Executive compensation excludes certain transactions which are disclosed under “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Outstanding Equity Awards at Fiscal Year End

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised option (#) un-exercisable	Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($) per share	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity Incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Robert M. Carmichael,	100,000	(1)			$1.07	December 31, 2013	637,498
Principal Executive Officer, and Principal Financial Officer	315,000	(2)			$1.00	None

(1)	See Footnote (2) to the Summary Compensation Table above.
(2)	See discussion of options issued for purchase of Intellectual Property as disclosed under “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Director Compensation

In April 2011, the Board of Directors approved a new director compensation plan (“Plan”) whereby each non-employee director would be paid the equivalent of $2,500 per month by the Company.  For the year ended December 31, 2011, the Company accrued $45,000 in non-employee Director compensation. As of Board of Director Resolution dated March 13, 2012, the $45,000 accumulated liability due the Board of Directors under the Plan was converted to stock payable as of December 31, 2011. In addition, the non-employee Board of Directors was granted a Company granted the non-employee Board of Directors a combined equity bonus for the year ended December 31, 2011, of $53,000, or 1,962,963 restricted shares of common stock See also “Certain Relationships and Related Transactions, and Director Independence”.

Employment Agreements

None.

Securities Authorized for Issuance under Equity Compensation Plans

On August 22, 2007, the Company adopted an Equity Incentive Plan (the “Plan”). Under the Plan, Stock Options may be granted to Employees, Directors, and Consultants in the form of Incentive Stock Options or Nonstatutory Stock Options. Stock Purchase Rights, time vested and/performance invested Restricted Stock, and Stock Appreciation Rights and Unrestricted Shares may also be granted under the Plan. The initial maximum number of shares that may be issued under the Plan shall be 400,000 shares, and no more than 100,000 Shares of Common Stock may be granted to any one Participant with respect to Options, Stock Purchase Rights and Stock Appreciation Rights during any one calendar year period. Common Stock to be issued under the Plan may be either authorized and unissued or shares held in treasury by the Company. The term of the Plan shall be ten years. The Board of Directors may amend, alter, suspend, or terminate the Plan at any time. The table below includes information as of December 31, 2011.

Equity Compensation Plan Information as of December 31, 2011

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted – average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	400,000	$.68	0
Equity Compensation Plans Not Approved by Security Holders	--	--	--
Total	400,000	$.68	0

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information about the beneficial ownership of our common stock as of March 20, 2012, by (i) each person who we know is the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of our directors or those nominated to be directors, and executive officers, and (iii) all of our directors and executive officers as a group. Applicable percentage of ownership is based on 93,421,978 shares of common stock outstanding as of March 20, 2012, together with 43,065,000 securities exercisable or convertible into shares of common stock within 60 days of March 20, 2012, for each stockholder, or a total of 136,486,978. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 20, 2012, are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class
Common	Robert M Carmichael C/O Brownie’s Marine Group, Inc. 940 NW 1st Street Fort Lauderdale, FL 33311	65,892,272	(1)	48.28%
Common	G. Wesley Armstrong C/O Brownie’s Marine Group, Inc. 940 NW 1st Street Fort Lauderdale, FL 33311	2,165,373	(2)(3)	1.59%
Common	Mikkel Pitzner C/O Brownie’s Marine Group, Inc. 940 NW 1st Street Fort Lauderdale, FL	3,361,478	(3)	2.46%
Common	All officers and directors as a Group (1 person)	71,419,123	(1)(2)(3)	52.33%

(1)	Includes an aggregate of 415,000 shares underlying currently exercisable options. Also includes 42,500,000 shares issuable upon conversion of 425,000 shares of Series A Preferred Stock. The preferred stock votes with the Company’s common stock, except as otherwise required under Nevada law and may be voted on a 250 vote to one share basis.
(2)	Includes 657,040 shares owned by MyPlanInput,LLC, a Company which Mr. Armstrong has a financial interest.
(3)	Includes 75,000 shares underlying currently exercisable options.

Equity Compensation Plan

See Equity Incentive Plan Note to the financial statements for the year ended December 31, 2011, for discussion of the stock options authorized and outstanding.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Notes payable – related parties

Notes payable – related parties – consists of the following as of December 31, 2011:

Promissory note payable to the Chief Executive Officer of the Company, unsecured, bearing interest at 7.5% per annum, due in monthly principal and interest payments of $7,050, maturing on August 1, 2013	$249,433
Less amounts due within one year	207,579
Long-term portion of notes payable – related parties	$41,854

As of December 31, 2011, principal payments on the notes payable – related parties are as follows:

2012	$207,350
2013	42,083
2014	--
2016	--
2016	--
Thereafter	--
$249,433

As of December 31, 2011, the Company was approximately twenty-five months in arrears on payments due under the Note payable to the Chief Executive Officer. No default notice has been received and the Company plans to make payments as able. See Other liabilities and accrued interest– related parties within this Note for the related accrued interest in arrears. On April 21, 2011, the Company issued 425,000 shares of preferred stock, designated as Series “A” Convertible Preferred Stock, to Robert Carmichael in consideration for forgiveness of $42,500 due under the Note payable to Chief Executive Officer. The Series “A” Convertible Preferred Stock may be converted to common stock at a rate of $.01 per share, or 42,500,000 shares of common stock. The fair market value per common share upon which the transaction was based was $.05. Accordingly, the Company recognized $2,082,500 as interest expense – related party as part of the transaction.

On February 12, 2010, as part of the requirements for conversion of its non-related party, revolving line of credit to a term loan, the Company converted GKR Associates, LLC’s (GKR) second mortgage to a third mortgage. See Note 9. NOTES PAYABLE for further discussion. The Company was fifteen months in arrears on mortgage payments due GKR when on March 18, 2011, the Chief Executive Officer disposed of all his financial interest in GKR Associates, LLC (GKR). Accordingly, all transactions of the Company with GKR subsequent to March 18, 2011, are not classified with those of related parties. On September 18, 2011, the Company converted GKR’s note payable to a convertible debenture. See Note 10. CONVERTIBLE DEBENTURES to the Company’s consolidated financial statements included herein for further discussion.

No default notice has been received and the Company plans to make payments as able.

Net revenues and accounts receivable – related parties – The Company sells products to three entities, Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers. Combined net revenues from these entities for year ended December 31, 2011, and 2010, was $638,502 and $677,380, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2011, was $27,247, $12,348, and $8,457, respectively. Net revenues and accounts receivable from the Company’s Chief Executive Officer as of and for the years ended December 31, 2011, was $4,115 and $3,991, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2010, was $13,777, $4,753, and $5,468, respectively. Sales and accountants receivable from the Company’s Chief Executive Officer as of and for the year ended December 31, 2010, was $302 and $3,991, respectively.

Royalties expense – related parties – The Company has Non-Exclusive License Agreements with 940 Associates, Inc. (hereinafter referred to as “940A”), an entity owned by the Company’s Chief Executive Officer, to license product patents it owns. Under the terms of the license agreements effective January 1, 2005, the Company pays 940A $2.00 per licensed product sold, rates increasing 5% annually. Also with 940A, the Company has an Exclusive License Agreement to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. Based on this license agreement, the Company pays 940A 2.5% of gross revenues per quarter. Total royalty expense for the above agreements for years ended December 31, 2011, and 2010, is disclosed on the face of the statements of operations. As of December 31, 2011, the Company was approximately twenty-four months in arrears on royalty payments due. No default notice has been received and the Company plans to make payments as able.

Other liabilities and accrued interest– related parties

Other liabilities and accrued interest– related parties consists of the following at:

	December 31, 2011	December 31, 2010

Accrued interest on Notes payable – related parties	$2,973	$23,530
Due to Principals of Carleigh Rae Corp., net	6,017	8,222

Other liabilities – related parties	$8,990	$31,752

As of December 31, 2011, the Company was approximately fifteen months in arrears on accrued interest due under the Note payable to the Chief Executive Officer. No default notice has been received and the Company plans to make payments as able. The $6,017 due the Principals of the Carleigh Rae Corp. resulted as part of the patent infringement settlements received by the Company and further discussed in Note 14. PATENT INFRINGEMENT SETTLEMENTS.

Restricted common stock issued for personal guarantee – On April 21, 2011, the Company granted Robert Carmichael, the Chief Executive Officer, 20,000,000 shares of restricted common stock in consideration of personal guarantees he provided to secure restatement and consolidation of the first and second mortgages of the Company. The restrictions on the common stock will expire 50% on April 20, 2012, and 50% on April 20, 2013, if Mr. Carmichael continues his full time employment with the Company. The company valued the stock at $.05 per share and will record $1,000,000 of compensation expense to Mr. Carmichael ratably over the two-year term in which the restrictions expire. The unearned balance of the compensation is recorded as prepaid compensation as a component of shareholders’ deficit. As of the year ended December 31, 2011, the Company recognized $362,502, respectively, as amortization of prepaid compensation under this agreement. Prepaid compensation remaining under this agreement as of December 31, 2011, is $637,498.

On March 6, 2012, the Board of Directors authorized an aggregate of $215,000 in bonuses for payment in stock to employees, consultants, and Board of Directors for the year ended December 31, 2011, for services in 2011. Of this amount the Chief Executive Officer and the non-employee Board of Directors were awarded, $36,000 and $53,000, respectively. Mikkel Pitzner received 1,462,963 shares of common stock in satisfaction of $39,500 of consulting bonus fee payable and Wesley Armstrong received 500,000 shares in satisfaction of $13,500 of consulting bonus fee payable.

Principal Accounting Fees and Services.

Fees to Auditors Fiscal Year ended December 31, 2011

Audit Fees: The aggregate fees, including expenses, billed by principal accountants for professional services rendered for the audit of the Company’s consolidated financial statements during fiscal year ending December 31, 2011, and for the review of the Company’s financial information included in its quarterly reports on Form 10-Q during the fiscal year ending December 31, 2011, or services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal year ending December 31, 2011, was $37,580.

Audit Related Fees: The aggregate fees, including expenses, billed by principal accountants for assurance and related services reasonably related to the performance of the Company’s audit or review of the Company’s financial statements during the year ended December 31, 2011, were $-0-.

Tax Fees: The aggregate fees, including expenses, billed by principal accountants for tax compliance, tax advice and tax planning during year 2011, was $4,000.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by principal accountants during year 2011, was $-0-.

The Company has no audit committee. The Company's board of directors has considered whether the provisions of the services covered above under the captions is compatible with maintaining the auditor’s independence. All services were approved by the board of directors prior to the completion of the respective audit.

Fees to Auditors Fiscal Year ended December 31, 2010

Audit Fees: The aggregate fees, including expenses, billed by the Company's principal accountants for professional services rendered for the audit of the Company’s consolidated financial statements during the fiscal year ending December 31, 2010, and for the review of the Company’s financial information included in its quarterly reports on Form 10-Q during the fiscal year ending December 31, 2010, or services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal year ending December 31, 2010, was $45,645.

Audit Related Fees: The aggregate fees, including expenses, billed by principal accountants for assurance and related services reasonably related to the performance of the Company’s audit or review of the Company’s financial statements during the year ended December 31, 2010, were $-0-.

Tax Fees: The aggregate fees, including expenses, billed by principal accountants for tax compliance, tax advice and tax planning during year 2010, was $3,500.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by principal accountants during year 2010, was $-0-.

PART IV

Item 14.	Exhibits, Financial Statements Schedules

Our consolidated financial statements appear beginning at F-1.

Exhibits

Exhibit No.	Description	Location
2.2	Merger Agreement, dated June 18, 2002 by and among United Companies Corporation, Merger Co., Inc. and Avid Sportswear & Golf Corp.	Incorporated by reference to Exhibit 2.02 Amendment No. 1 to Form S-4 filed June 24, 2002.

2.3	Articles of Merger of Avid Sportswear & Golf Corp. with and into Merger Co., Inc.	Incorporated by reference to Exhibit 2.03 Amendment No. 1 to Form S-4 filed June 24, 2002.

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of 10-Q for the quarter ended December 31, 2009 filed on November 13, 2009.

3.2	Articles of Amendment	Incorporated by reference to the appendix to the Company's Definitive Information Statement on Schedule 14C filed July 31, 2007.

3.3	Articles of Amendment Authorization of Preferred Stock	Incorporated by reference to Schedule 14C filed on June 1, 2010.

3.4	Articles of Amendment Increase of Authorized Common Stock and Change of Par Value	Incorporated by reference to the Appendix to the Company’s Definitive Information Statement on Schedule 14C filed on February 2, 2012.

3.5	Bylaws	Incorporated by reference to Exhibit 3.04 to the Registration Statement on Form 10-SB.

5.1	2007 Stock Option Plan	Incorporated by reference to the appendix to the Company's Definitive Information Statement on Schedule 14C filed July 31, 2007.

10.1	Share Exchange Agreement, dated March 23, 2004 by and among the Company, Trebor Industries, Inc. and Robert Carmichael	Incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K filed April 9, 2004

10.2	Non-Exclusive License Agreement – BC Keel Trademark	Incorporated by reference to Exhibit 10.18 to Form 10QSB for the quarter ended December 31, 2005 filed August 15, 2005.

10.3	Exclusive License Agreement - Brownie's Third Lung, Brownie's Public Safety, Tankfill, and Related Trademarks and Copyrights	Incorporated by reference to Exhibit 10.20 to Form 10QSB for the quarter ended December 31, 2005 filed August 15, 2005.

10.4	Non-Exclusive License Agreement - Garment Integrated or Garment Attachable Flotation Aid and/or PFD	Incorporated by reference to Exhibit 10.22 to Form 10QSB for the quarter ended December 31, 2005 filed August 15, 2005.

Exhibit No.	Description	Location
10.5	Non-Exclusive License Agreement - SHERPA Trademark and Inflatable Flotation Aid/Signal Device Technology	Incorporated by reference to Exhibit 10.24 to Form 10QSB for the quarter ended December 31, 2005 filed August 15, 2005.

10.6	Non-Exclusive License Agreement - Tank- Mounted Weight, BC or PFD-Mounted Trim Weight or Trim Weight Holding System	Incorporated by reference to Exhibit 10.25 to Form 10QSB for the quarter ended December 31, 2005 filed August 15, 2005.

10.7	Exclusive License Agreement – Brownie’s Third Lung and Related Trademarks and Copyright	Incorporated by reference to Exhibit 10.26 to Form 10KSB for the year ended December 31, 2006 filed April 4, 2007.

10.8	Agreement for Purchase and Sale of Property Between Trebor Industries, Inc. and GKR Associates, Inc. dated February 21, 2007	Incorporated by reference to Exhibit 10.28 to Form 10KSB for the year ended December 31, 2006 filed April 4, 2007.

10.9	First Mortgage dated February 22, 2007 between Trebor Industries, Inc. and Colonial Bank	Incorporated by reference to Exhibit 10.29 to Form 10KSB for the year ended year ended December 31, 2006 filed April 4, 2007.

10.11	Promissory Note dated January 1, 2007 payable to Robert M. Carmichael.	Incorporated by reference to Exhibit 10.32 to Form 10KSB for the year ended year ended December 31, 2006 filed April 4, 2007.

10.12	Asset Purchase Agreement between Trebor Industries, Inc. and Robert Carmichael.	Incorporated by reference to Form 8K filed on August 1, 2008.

10.13	Asset Purchase Agreement between Trebor Industries, Inc. and Robert Carmichael.	Incorporated by reference to Form 8K filed on March 5, 2009.

10.14	Asset Purchase Agreement between Trebor Industries, Inc. and Robert Carmichael.	Incorporated by reference to Form 8K filed on January 19, 2010.

10.15	Loan Conversion for Restricted Common Stock	Incorporated by reference to Form 8K filed on October 5, 2010.

10.16	Asset Purchase Agreement between Trebor Industries, Inc. and the Carleigh Rae Corporation	Incorporated by reference to Form 8K filed on January 6, 2011

10.17	Convertible Promissory Note between Brownie’s Marine Group, Inc. and Asher Enterprises, Inc	Incorporated by reference to Exhibit 10.20 to From 10-Q filed on November 14, 2011

10.18	Joint Venture Equity Exchange Agreement between Brownie’s Marine Group, Inc and Pompano Dive Center, LLC.	Incorporated by reference to Exhibit 10.21 to From 10-Q filed on November 14, 2 011

Exhibit No.	Description	Location
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith.

32.1	Certification Pursuant to Section 1350	Provided herewith.

32.2	Certification Pursuant to Section 1350	Provided herewith

101	XBRL Interactive Data File	Provided herewith**

** Attached as Exhibit 101 to this report are the following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed "filed" or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 30, 2012	Brownie’s marine group, Inc.

		By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 30, 2012	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Director

Date:	March 30, 2012	By:	/s/ G. Wesley Armstrong
G. Wesley Armstrong
Director

Date:	March 30, 2012	By:	/s/ Mikkel Pitzner
Mikkel Pitzner
Director

BROWNIE'S MARINE GROUP, INC.

TABLE OF CONTENTS FOR CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

PAGE(S)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2011, AND 2010	F-2

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
DECEMBER 31, 2011, AND 2010	F-3

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2011, AND 2010	F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
DECEMBER 31, 2011, AND 2010	F-5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	F-7 TO F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Brownie’s Marine Group, Inc.

We have audited the accompanying consolidated balance sheets of Brownie’s Marine Group, Inc. (“the Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2011. Brownie’s Marine Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brownie’s Marine Group, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 1 to the consolidated financial statements, the Company’s has a working capital deficiency and recurring losses and will need to secure new financing or additional capital in order to pay its obligations, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC
L.L. Bradford & Company, LLC March 30, 2012
Las Vegas, Nevada

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS

Current assets
Cash	$27,182	$4,171
Accounts receivable, net of $31,000 and $15,000 allowance for doubtful accounts, respectively	8,134	29,553
Accounts receivable - related parties	52,043	23,998
Inventory	621,818	525,595
Prepaid expenses and other current assets	86,293	36,484
Deferred tax asset, net - current	581	469
Total current assets	796,051	620,270

Property, plant and equipment, net	1,106,663	1,139,911

Deferred tax asset, net - non-current	47,735	108,309
Other assets	27,635	2,895

Total assets	$1,978,084	$1,871,385

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$635,378	$510,641
Customer deposits	95,164	58,390
Royalties payable - related parties	120,785	87,048
Other liabilities	13,320	13,346
Other liabilities and accrued interest - related parties	8,990	31,752
Convertible debentures, net	530,108	90,676
Notes payable - current portion	1,087,307	--
Notes payable - related parties - current portion	207,579	205,180
Total current liabilities	2,698,631	997,033

Long-term liabilities
Notes payable - long-term portion	--	1,053,993
Notes payable - related parties - long-term portion	41,854	124,014

Total liabilities	2,740,485	2,175,040

Commitments and contingencies

Stockholders' deficit
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding	425	--
Common stock; $0.0001 par value; 5,000,000,000 shares authorized; 61,466,516 and 4,051,502 shares issued, respectively; 47,923,336 and 4,051,502 shares outstanding, respectively	4,508	405
Common stock payable; $0.0001 par value; 10,328,358 and 543,240 shares, respectively	1,032	54
Prepaid equity based compensation	(637,498)	(41,586)
Additional paid-in capital	6,145,227	2,237,255
Accumulated deficit	(6,276,095)	(2,499,783)
Total stockholders' deficit	(762,401)	(303,655)

Total liabilities and stockholders' deficit	$1,978,084	$1,871,385

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010

Net revenues
Net revenues	$1,563,949	$1,503,391
Net revenues - related parties	642,617	677,682
Total net revenues	2,206,566	2,181,073

Cost of net revenues
Cost of net revenues	1,649,089	1,591,529
Royalties expense - related parties	55,477	96,070
Total cost of net revenues	1,704,566	1,687,599

Gross profit	502,000	493,474

Operating expenses
Selling, general and administrative	1,627,100	1,353,000
Research and development costs	46,474	135,593
Total operating expenses	1,673,574	1,488,593

Loss from operations	(1,171,574)	(995,119)

Other expense, net
Other (income) expense, net	(3,145)	(38,176)
Interest expense	453,313	280,701
Interest expense - related parties	2,094,108	17,806
Total other expense, net	2,544,276	260,331

Net loss before provision for income taxes	(3,715,850)	(1,255,450)

Provision for income tax expense (benefit)	60,462	(65,874)

Net loss	$(3,776,312)	$(1,189,576)

Basic loss per common share	$(0.15)	$(0.32)
Diluted loss per common share	$(0.15)	$(0.32)

Basic weighted average common shares outstanding	24,449,806	3,767,397
Diluted weighted average common shares outstanding	24,449,806	3,767,397

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

							Prepaid	Additional		Total
	Common stock		Preferred		Common stock payable		Equity based	paid-in	Accumulated	stockholders'
	Shares	Amount	Stock Shares	Amount	Shares	Amount	compensation	capital	deficit	equity (deficit)

Balance, December 31, 2009	1,785,538	$179	--	$--	502,140	$50	$(43,542)	$1,360,391	$(1,310,207)	$6,871

Issuance of stock payable from prior prior reporting periods	502,140	50	--	--	(502,140)	(50)	--	--	--	--

Stock granted for consulting and legal services	574,392	57	--	--	543,240	54	(279,000)	321,400	--	42,511

Legal expense recognized for stock warrants	--	--	--	--	--	--	--	25,000	--	25,000

Conversion of legal accounts payable to convertible debenture	--	--	--	--	--	--	--	20,635	--	20,635

Conversion of loan payable to stock and warrants	818,182	82	--	--	--	--	--	361,364	--	361,446

Stock issued for purchase of intellectual property	371,250	37	--	--	--	--	--	148,465	--	148,502

Amortization of of prepaid equity based compensation	--	--	--	--	--	--	280,956	--	--	280,956

Net loss	--	--	--	--	--	--	--	--	(1,189,576)	(1,189,576)

Balance, December 31, 2010	4,051,502	405	--	--	543,240	54	(41,586)	2,237,255	(2,499,783)	(303,655)

Issuance of stock payable from prior prior reporting periods	543,240	54	--	--	(543,240)	(54)	--	--	--	--

Stock granted for consulting and legal services	3,140,020	31	--	--	698,729	69	--	45,472	--	45,572

Discounts on convertible debentures	--	--	--	--	--	--	--	358,162	--	358,162

Stock issued for prepaid inventory	253,334	25	--	--	--	--	--	37,975	--	38,000

Amortization of prepaid equity based compensation	--	--	--	--	--	--	404,088	--	--	404,088

Issuance of preferred stock for debt forgiveness	--	--	425,000	425	--	--	--	2,124,575	--	2,125,000

Repayment of short term loan in stock	50,000	5	--	--	--	--	--	495	--	500

Issuance of stock in consideration of personal guarantees	20,000,000	2,000	--	--	--	--	(1,000,000)	998,000	--	--

Note payable - current portion converted to convertible debenture	--	--	--	--	--	--	--	17,016	--	17,016

Conversion of convertible debentures to stock	14,803,735	1,480	--	--	--	--	--	38,008	--	39,488

Stock issued under private offering	500,000	50	--	--	--	--	--	4,950	--	5,000

Stock issued for investment	4,581,505	458	--	--	--	--	--	24,282	--	24,740

Equity based employee and consultant bonuses	--	--	--	--	4,666,667	467	--	125,533	--	126,000

Equity based non-executive Board of Directors' compensation	--	--	--	--	1,666,666	167	--	44,833	--	45,000

Equity based Chief Executive Officer and non-executive Board of Directors' bonuses	--	--	--	--	3,296,296	329	--	88,671	--	89,000

Net loss	--	--	--	--	--	--	--	--	(3,776,312)	(3,776,312)

Balance, December 31, 2011	47,923,336	$4,508	425,000	$425	10,328,358	$1,032	$(637,498)	$6,145,227	$(6,276,095)	$(762,401)

 See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(3,776,312)	$(1,189,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	34,917	34,615
Change in deferred tax asset, net	60,462	(65,874)
Equity based compensation for consulting and legal services	45,572	67,511
Equity based employee and consultant bonuses	126,000	--
Equity based non-employee Board of Directors' compensation	45,000	--
Equity based Chief Executive Officer and non-employee Board of Directors' bonuses	89,000	--
Accretion of convertible debt discounts	326,383	--
Forgiveness of debt interest expense - related party	2,082,500	--
Amortization of prepaid equity based compensation expense	404,087	280,956
Stock and warrant interest expense on loan payable conversion	--	181,446
Loss on issuance of stock for purchase of intellectual property	--	148,501
Gain on sale of fixed asset	(5,000)	--
Changes in operating assets and liabilities:
Change in accounts receivable, net	21,419	(19,849)
Change in accounts receivable - related parties	(28,045)	(9,579)
Change in inventory	(96,223)	(36,901)
Change in prepaid expenses and other current assets	64,191	30,594
Change in other assets	--	4,073
Change in accounts payable and accrued liabilities	124,737	319,510
Change in customer deposits	36,774	47,025
Change in income tax refunds receivable	--	121,802
Change in other liabilities	(10,026)	10,425
Change in other liabilities and accrued interest - related parties	(20,307)	13,182
Change in royalties payable - related parties	33,737	37,437
Net cash used in operating activities	(441,134)	(24,702)

Cash flows from investing activities:
Sale of fixed asset	5,000	--
Purchase of fixed assets	(1,669)	(8,586)
Net cash provided by (used in) investing activities	3,331	(8,586)

Cash flows from financing activities:
Proceeds from borrowing on convertible debentures	440,000	90,676
Proceeds from issuance of stock from private offering	5,000	--
Proceeds from short term loan exchanged for stock	500	--
Proceeds from borrowing on loan payable	10,000	--
Proceeds from borrowings on notes payable	35,764	--
Principal payment on convertible debenture	(28,000)	--
Principal payments on notes payable	(2,450)	(28,397)
Principal payments on notes payable - related parties	--	(27,533)
Net cash provided by financing activities	460,814	34,746

Net change in cash	23,011	1,458

Cash, beginning of period	4,171	2,713

Cash, end of period	$27,182	$4,171

 See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010
Supplemental disclosures of cash flow information:
Cash paid for interest	$95,894	$57,273

Cash paid for income taxes	$--	$--

Supplemental disclosures of non-cash investing activities and future operating activities:

Convertible debenture issued for prepaid inventory	$76,000	$--

Discounts on convertible debentures	$358,162	$--

Stock issued for prepaid equity based compensation	$1,000,000	$279,000

Stock and additional paid-in capital for purchase of intellectual property	$--	$148,500

Preferred stock issued for forgiveness of note-payable - related party	$42,500	$--

Stock issued for prepaid inventory	$38,000	$--

Write-off fully depreciated assets sold	$20,938	$--

Conversion of convertible debentures to stock	$39,488	$--

Repayment of short term loan in stock	$500	$--

Conversion of account payable into convertible debenture	$--	$20,635

Conversion of loan payable for stock and warrants (excluding interest of $181,446)	$--	$180,000

Conversion of note payable - current portion and related accrued interest to convertible debenture (excluding $17,025 interest)	$39,724	$--

Issuance of stock for investment in business joint venture	$24,740	$--

Conversion of note payable-related party to converticle debenture	$17,016	$--

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

Going Concern –The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. We have incurred losses since 2009, and expect to have losses into 2012. We have had a working capital deficit since 2009. Although cured effective the fourth quarter 2010, the Company defaulted on its first mortgage in the third quarter of 2010, which resulted in an automatic default on its second mortgage further discussed in Note. 9. NOTES PAYABLE.

In addition, the Company is behind on payments due for payroll taxes and withholding, matured convertible debentures, related party notes payable, accrued liabilities and interest –related parties, a note payable due an unrelated party, and certain vendor payables. While the Company has received no formal notices of default and is working out these matters on a case by case basis, there can be no assurance that cooperation the Company has received thus far will continue. Payment delinquencies are further addressed in Note 6. RELATED PARTIES TRANSACTIONS, Note 7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES, Note 8. OTHER LIABILITIES, Note 9. NOTES PAYABLE, and Note 10. CONVERTIBLE DEBENTURES.

During the third quarter of 2010, the Company settled several lawsuits for infringement of one of the Company’s patents. The settlement was in the form of cash and inventory credits, and the Company was granted exclusive distributor rights in the United States of the products of the settling parties, as well as non-exclusive distributor rights for others as further discussed in Note 14. PATENT INFRINGEMENT SETTLEMENTS. In addition, the Company introduced some of its own new products to market in mid-2010, including the variable speed electric and battery powered diving units. We believe the combined addition of these products to complement the sales of our other products will allow us to generate enough sales to supply us with sufficient working capital in the future. However, the Company does not expect that existing cash flow will be sufficient to fund presently anticipated operations beyond the second quarter of 2012. This raises substantial doubt about our ability to continue as a going concern. We will need to raise additional funds and are currently exploring alternative sources of financing. We have issued a number of convertible debentures as an interim measure to finance our working capital needs as discussed in Note 10. CONVERTIBLE DEBENTURES and may continue to raise additional capital through sale of restricted common stock or other securities. We have implemented some cost saving measures and will continue to explore more to reduce operating expenses.

BROWNIE'S MARINE GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which occur. Advertising and trade show expense incurred for the years ended December 31, 2011, and 2010, was $66,276 and $37,465, respectively.

Customer deposits and returns policy – The Company takes a minimum 50% deposit against custom and large tankfill systems prior to ordering and/or building the systems. The remaining balance due is payable upon delivery, shipment, or installation of the system. There is no provision for cancellation of custom orders once the deposit is accepted, nor return of the custom ordered product. Additionally, returns of all other merchandise are subject to a 15% restocking fee as stated on each sales invoice.

BROWNIE'S MARINE GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the year ended December 31, 2010, the Company amortized prepaid stock based compensation associated with stock options granted October 1 and December 1, 2009. See Note 20. EQUITY INCENTIVE PLAN for further discussion. For the year ended December 31, 2010, the Company recorded stock based compensation associated with warrants granted on December 31, 2009. For the year ended December 31, 2011, the Company amortized prepaid equity based compensation for personal guarantees of related party on debt. See Note 6. RELATED PARTY TRANSACTIONS for further discussion. See Note 11. STOCK WARRANTS FOR LEGAL SERVICES for further discussion. For the year ended December 31, 2011, the company granted stock for consulting services. See Note 12. STOCK ISSUED FOR CONSULTING SERVICES. In addition, on March 6, 2012, the Company authorized year end 2011 equity based bonuses for some employees, board of directors, and consultants, as well as payment of amounts due the non-employee Board of Directors for service on the Board from April 1 to December 31, 2012. See Note 21. EQUITY BASED YEAR END BONUSES AND CONVERSION OF BOARD OF DIRECTORS’ LIABILITY for further information.

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

BROWNIE'S MARINE GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of business and summary of significant ACCOUNTING policies (continued)

Fair value of financial instruments – The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature.

Earnings per common share – Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. All common stock equivalent shares were excluded in the computation for the years ended December 31, 2011, and 2010, since their effect was antidilutive.

New accounting pronouncements – In December 2011, the Financial Accounting and Standards Board (FASB) issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement with a similar master netting arrangement. ASU 2011-11 is effective for annual and interim reporting periods beginning on or after January 1, 2013. Retrospective disclosure is required for all comparative periods presented. Since this accounting standard requires only enhanced disclosure, the adoption of this standard is not expected to have an impact our financial position or results of operations.

In September 2011, the FASB issued ASU 2011-08, Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). Under ASU 2011-08, companies testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e. step 1 of the goodwill impairment test). If companies determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is evaluating the revised guidance and does not anticipate that adoption will have a material impact on the Company's Consolidated Financial Statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective for interim and annual periods beginning after December 15, 2011. Because this ASU impacts presentation only, it will have no effect on our financial condition, results of operations or cash flows.

2.	INVENTORY

Inventory consists of the following as of:

	December 31, 2011	December 31, 2010

Raw materials	$395,497	$333,107
Work in process	--	--
Finished goods	226,321	192,488
	$621,818	$525,595

BROWNIE'S MARINE GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets totaling $86,293 at December 31, 2011, consists of $74,800 of prepaid inventory, and $11,493 of prepaid insurance.

Prepaid expenses and other current assets totaling $36,484 at December 31, 2010, consists of $15,435 credit toward inventory resulting from patent infringement settlements, $8,662 of prepaid inventory, $10,736 of prepaid insurance, $1,651 of prepaid software maintenance.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of:

	December 31, 2011	December 31, 2010

Building, building improvements, and land	$1,224,962	$1,224,962
Furniture, fixtures, vehicles and equipment	104,928	124,197
	1,329,890	1,349,159
Less: accumulated depreciation and amortization	(223,227)	(209,248)
	$1,106,663	$1,139,911

5.	CUSTOMER CREDIT CONCENTRATIONS

The Company sells to three entities owned by the brother of Robert Carmichael, the Company’s Chief Executive officer as further discussed in Note 6 – RELATED PARTIES TRANSACTIONS. Combined sales to these entities for the years ended December 31, 2011, and 2010, represented 28.94% and 31.06%, respectively, of total net revenues. Sales to no other customers represented greater than 10% of net revenues for the years ended December 31, 2011, and 2010.

6.	RELATED PARTIES TRANSACTIONS

Notes payable – related parties

Notes payable – related parties – consists of the following as of December 31, 2011:

Promissory note payable to the Chief Executive Officer of the Company, unsecured, bearing interest at 7.5% per annum, due in monthly principal and interest payments of $7,050, maturing on August 1, 2013	$249,433

Less amounts due within one year	207,579

Long-term portion of notes payable – related parties	$41,854

BROWNIE'S MARINE GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	RELATED PARTIES TRANSACTIONS (continued)

Notes payable – related parties (continued)

As of December 31, 2011, principal payments on the notes payable – related parties are as follows:

2012	$207,579
2013	41,854
2014	--
2016	--
2016	--
Thereafter	--

$249,433

As of December 31, 2011, the Company was approximately twenty-five months in arrears on payments due under the Note payable to the Chief Executive Officer. No default notice has been received and the Company plans to make payments as able. See Other liabilities and accrued interest– related parties within this Note for the related accrued interest in arrears. On April 21, 2011, the Company issued 425,000 shares of preferred stock, designated as Series “A” Convertible Preferred Stock, to Robert Carmichael in consideration for forgiveness of $42,500 due under the Note payable to Chief Executive Officer. The Series “A” Convertible Preferred Stock may be converted to common stock at a rate of $.01 per share, or 42,500,000 shares of common stock. The fair market value per common share upon which the transaction was based was $.05. Accordingly, the Company recognized $2,082,500 as interest expense – related party as part of the transaction.

On February 12, 2010, as part of the requirements for conversion of its non-related party, revolving line of credit to a term loan, the Company converted GKR Associates, LLC’s (GKR) second mortgage to a third mortgage. See Note 9. NOTES PAYABLE for further discussion. The Company was fifteen months in arrears on mortgage payments due GKR when on March 18, 2011, the Chief Executive Officer disposed of all his financial interest in GKR Associates, LLC (GKR). Accordingly, all transactions of the Company with GKR subsequent to March 18, 2011, are not classified with those of related parties. On September 18, 2011, the Company converted GKR’s note payable to a convertible debenture. See Note 10. CONVERTIBLE DEBENTURES for further discussion.

Notes payable – related parties consists of the following as of December 31, 2010:

Promissory note payable to the Chief Executive Officer of the Company, unsecured, bearing interest at 7.5% per annum, due in monthly principal and interest payments of $7,050, maturing on August 1, 2013	$291,934

Promissory note payable due an entity in which the Company’s Chief Executive Officer has a financial interest, GKR Associates, LLC., secured by third mortgage on real property, having a carrying value of $1,120,994 at December 31, 2010, bearing 6.99% interest per annum, due in monthly principal and interest payments of $1,980, maturing on February 22, 2012	37,260

329,194

Less amounts due within one year	205,180

Long-term portion of notes payable – related parties	$124,014

BROWNIE'S MARINE GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	RELATED PARTY TRANSACTIONS (continued)

Net revenues and accounts receivable – related parties – The Company sells products to three entities, Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers. Combined net revenues from these entities for year ended December 31, 2011, and 2010, was $638,502 and $677,380, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2011, was $27,247, $12,348, and $8,457, respectively. Net revenues and accounts receivable from the Company’s Chief Executive Officer as of and for the years ended December 31, 2011, was $4,115 and $3,991, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2010, was $13,777, $4,753, and $5,468, respectively. Sales and accountants receivable from the Company’s Chief Executive Officer as of and for the year ended December 31, 2010, was $302 and $3,991, respectively.

Royalties expense – related parties – The Company has Non-Exclusive License Agreements with 940 Associates, Inc. (hereinafter referred to as “940A”), an entity owned by the Company’s Chief Executive Officer, to license product patents it owns. Under the terms of the license agreements effective January 1, 2005, the Company pays 940A $2.00 per licensed product sold, rates increasing 5% annually. Also with 940A, the Company has an Exclusive License Agreement to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. Based on this license agreement, the Company pays 940A 2.5% of gross revenues per quarter. Total royalty expense for the above agreements for years ended December 31, 2011, and 2010, is disclosed on the face of the statements of operations. As of December 31, 2011, the Company was approximately twenty-four months in arrears on royalty payments due. No default notice has been received and the Company plans to make payments as able.

Patent purchase agreements – In the first quarter of 2010, the Carleigh Rae Corporation (herein referred to as “CRC”), an entity that the Company’s Chief Executive Officer has an ownership interest, transferred ownership rights to the Company of patents previously subject to Non-Exclusive License Agreements. Effective September 24, 2010, the Company finalized and executed terms of the purchase from CRC for payment of $25,500 and 371,250 shares of the Company’s common stock. In addition, the CRC is entitled to a percentage of future sales amounting to $8,250 of products the Company is to receive in conjunction with two patent infringement lawsuits settled in the third quarter of 2010. For financial reporting purposes the Company valued the group of patents at $0 which is the lower of CRC’s historical cost as compared to the fair market value of the stock. Accordingly, the Company realized as other expense $182,250 loss on the transaction comprised of $148,500 fair market value of the stock on the September 30, 2010, grant date less the $0 historical cost, plus the $25,500 cash, plus the $8,250 liability. See Other liabilities and accrued interest– related parties below for inclusion of the $8,250. By acquiring the IP the Company (i) has an opportunity to further develop the IP, (ii) has the ability to incorporate the IP into current and future products, and (iii) has the opportunity to license the IP to third parties. In addition, see Note 14. PATENT INFRINGEMENT SETTLEMENT for further discussion on income earned in the third quarter of 2010, from the Company’s successful settlement of several lawsuits for infringement of one of these patents.

Other liabilities and accrued interest– related parties

Other liabilities and accrued interest– related parties consists of the following at:

	December 31, 2011	December 31, 2010

Accrued interest on Notes payable – related parties	$2,973	$23,530
Due to Principals of Carleigh Rae Corp., net	6,017	8,222

Other liabilities – related parties	$8,990	$31,752

BROWNIE'S MARINE GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	RELATED PARTY TRANSACTIONS (continued)

As of December 31, 2011, the Company was approximately fifteen months in arrears on accrued interest due under the Note payable to the Chief Executive Officer. No default notice has been received and the Company plans to make payments as able. The $6,017 due the Principals of the Carleigh Rae Corp. resulted as part of the patent infringement settlements received by the Company and further discussed in Note 15. PATENT INFRINGEMENT SETTLEMENTS.

Restricted common stock issued for personal guarantee – On April 21, 2011, the Company granted Robert Carmichael, the Chief Executive Officer, 20,000,000 shares of restricted common stock in consideration of personal guarantees he provided to secure restatement and consolidation of the first and second mortgages of the Company. The restrictions on the common stock will expire 50% on April 20, 2012, and 50% on April 20, 2013, if Mr. Carmichael continues his full time employment with the Company. The company valued the stock at $.05 per share and will record $1,000,000 of compensation expense to Mr. Carmichael ratably over the two-year term in which the restrictions expire. The unearned balance of the compensation is recorded as prepaid compensation as a component of shareholders’ deficit. As of the year ended December 31, 2011, the Company recognized $362,502, respectively, as amortization of prepaid compensation under this agreement. Prepaid compensation remaining under this agreement as of December 31, 2011, is $637,498.

On March 6, 2012, the Board of Directors authorized an aggregate of $215,000 in bonuses for payment in stock to employees, consultants, and Board of Directors for the year ended December 31, 2011, for service in 2011. Of this amount the Chief Executive Officer and the non-employee Board of Directors were awarded, $36,000 and $53,000, respectively. In addition, an incremental $45,000 due the non-employee Board of Directors for service on the Board from April to December 2011, was converted to stock payable in lieu of cash settlement. See Note 21. EQUITY BASED YEAR END BONUSES AND CONVERSION OF BOARD OF DIRECTORS’ LIABILITY for further discussion.

7.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $635,378 at December 31, 2011, consists of $252,820 accounts payable trade, $60,574 balance of legal expense that was a Company expense prior to the reverse merger with Trebor Industries, Inc., $96,643 accrued payroll and related fringe benefits, $132,698 accrued payroll taxes and withholding, $35,417 accrued real estate taxes, $49,992 accrued interest, and $7,234 other accrued liabilities. Accrued payroll taxes and withholding were approximately nine months in arrears at December 31, 2011. Balances due certain vendors are also due in arrears to varying degrees. The Company is handling both matters and each instance on a case by case basis.

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

Other liabilities of $13,320 at December 31, 2011, consists of $10,000 loan payable, and $3,320 on-line training liability. The $10,000 short-term loan, unsecured loan is from one of the Board of Directors and is without stated terms.

Other liabilities of $13,346 at December 31, 2010, consists of $2,681 of on-line training liability, and $10,665 accrued legal fees and costs associated with default under the Company’s first and second mortgages. See Note 9. NOTES PAYABLE for discussion related to consolidation and restatement of promissory note.

BROWNIE'S MARINE GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	OTHER LIABILITIES (continued)

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

9.	NOTES PAYABLE

Notes payable consists of the following as of December 31, 2011:

Promissory note payable secured by a first mortgage on the real property of the Company having a carrying value of $1,093,562 at December 31, 2011, bearing interest at 7.5% per annum, due in monthly interest only payments beginning on February 22, 2011, maturing on May 22, 2012, with balloon payment of principal and any accrued and unpaid interest.	$1,053,993

Promissory note payable, secured by third mortgage on real property, having a carrying value of $1,100,420 at September 30,2011, bearing 6.99% interest per annum, due in monthly principal and interest payments of $1,980, maturing on February 22, 2012	--

Promissory note payable, unsecured, bearing interest at 5% per annum, due in monthly principal and interest payments of $2000, maturing on August 31, 2012	33,314

1,087,307

Less amounts due within one year	1,087,307

Long-term portion of notes payable	$--

As of December 31, 2011, principal payments on the notes payable are as follows:

2012	$1,087,307
2013	--
2014	--
2015	--
2016	--
Thereafter	--

$1,087,307

On March 18, 2011, the Chief Executive Officer transferred all financial interest in GKR. Accordingly, all transactions of the Company with GKR subsequent to March 18, 2011, are not classified with those of related

BROWNIE'S MARINE GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	NOTES PAYABLE (continued)

parties, and the note payable due them was converted to a convertible debenture as of September 8, 2011.  Accordingly the balance due under that obligation classified with the convertible debenture balance as of December 31, 2011. See Note 10. CONVERTIBLE DEBENTURES for further discussion.

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

In February 2011, the Company converted a vendor payable into an unsecured promissory note as reflected above in table summarizing notes payable as of December 31, 2011. Principal and interest payments of $2,000 per month were to begin on February 28, 2011, and continue through August 31, 2012, maturity. As of December 31, 2011, the Company was in arrears on approximately four-month’s payments. No default notice has been received and the Company plans to make payments as soon as it is able.

Notes payable consists of the following as of December 31, 2010:

Promissory note payable secured by a first mortgage on the real property of the Company having a carrying value of $1,120,994 at December 31, 2010, bearing interest at 7.5% per annum, due in monthly interest only payments beginning on February 22, 2011, maturing on May 22, 2012, with balloon payment of principal and any accrued and unpaid interest	$1,053,993

Less amounts due within one year
--

Long-term portion of notes payable	$1,053,993

BROWNIE'S MARINE GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	CONVERTIBLE DEBENTURES

The Company has outstanding convertible debentures as follows:

Convertible debentures as of December 31, 2011, are as follows:

Origination Date	Maturity Date	Interest Rate	Origination Princiapal Balance	Origination Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Debenture , Net Balance	Ref
10/4/2010	4/4/2011	5%	$20,635	$(20,635)	$12,647	$-	$12,647	(1)
11/27/2010	5/27/2011	10%	125,000	(53,571)	125,000	-	125,000	(2)
1/7/2011	11/11/2011	5%	76,000	(32,571)	48,000	-	48,000	(3)
2/10/2011	1/14/2011	8%	42,500	(42,500)	11,000	-	11,000	(4)
9/12/2011	6/14/2012	8%	37,500	(37,500)	37,500	(22,917)	14,583	(4)
3/9/2011	3/9/2012	10%	50,000	(34,472)	50,000	(6,607)	43,393	(5)
5/3/2011	5/5/2012	5%	300,000	(206,832)	300,000	(70,669)	229,331	(6)
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	(3,570)	6,430	(7)
9/8/2011	9/20/2011	10%	39,724	(17,016)	39,724	-	39,724	(8)
Totals					$633,871		$530,108

(1)	The Company converted an accounts payable for legal services to a convertible debenture. At the option of the lender, the principal amount of the note plus any accrued interest may be converted in whole or in part into Common Stock at the conversion price per share of $.001 by written notice. The lender will be limited to maximum conversion of 4.99% of the outstanding Common Stock of the Company at any one time. The debenture and the shares referenced within the debenture may be assignable in whole or in part to a third party at any time during the term. The Company valued the beneficial conversion feature (BCF) of the convertible debenture at $20,635, the “ceiling” of its intrinsic value. The Company will accrete the discount to the convertible debenture and recognize interest expense through its maturity. One the maturity date of the debenture, the lender sold and assigned the debenture to an unrelated third party for the face value of the debenture.

(2)	The Company purchased exclusive rights for license of certain intellectual property from an unrelated party. The parties agreed to a royalty of 2.5% of net revenues generated from the sale, sub-license or use of the technology or a reasonable negotiated rate based on similar invention. The debenture is convertible to common shares of the Company at May 27, 2011, along with accrued interest at the option of the lender. Conversion price per share is 30% discount as determined from the weighted average of the preceding 12 trading days’ closing market price. The Company valued the BCF of the convertible debenture at $53,517, its intrinsic value. The Company accreted the discount to the convertible debenture and will recognize interest expense through repayment in full or conversion. Because there is no assurance of success and the invention is still in design and pre-prototype phase, the Company recorded the initial net value of the debenture, $71,483, as research and development expense. Both parties have agreed to confidentiality regarding the invention during the pre-prototype stage. In addition, the Company has agreed to provide the licensor with design services, as well as assist in completing the prototype and initial production at the Company’s prevailing wholesale rate for comparable services.

BROWNIE'S MARINE GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	CONVERTIBLE DEBENTURES (continued)

(3)	The Company ratified a technology and license agreement with commitment for purchase of inventory related to an agreement signed in 2010, which set pricing for products if minimum quantity purchases were met. Since the Company did not purchase the minimum quantities, but desired to maintain the technology and licensing rights along with the pricing, it agreed to purchase the 2010 balance shortage in 2011, as well as the 2011 minimum quantities. The agreement required the Company issue a convertible debenture for $76,000, and $38,000 of restricted common stock at $.15 per share. The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4) deep highest closing bid prices over the preceding five (5) trading days. On June 1, 2011, the Company issued 253,334 shares of restricted common stock at $.15 per share, or $38,000 as required by the agreement. The Company valued the BCF of the convertible debenture at $32,571. The Company will accrete the discount to the convertible debenture and recognize interest expense through paid in full or converted.

(4)	The Company borrowed $42,500 in exchange for a convertible debenture. The interest rate on the debenture will revert to 22% per annum upon nonpayment of any amounts when due. Beginning 180 days after the date of the debenture, the lender may convert the note to common shares at a 42% discount of the “Market Price” of the stock based on the average of the lowest three (3) closing bid prices on the date prior to the notice of conversion. In addition, if the Company grants a lower price for common stock purchase or conversion to anyone else during the term of this agreement, the lender’s conversion price will be adjusted downward to the same. Since as of March 31, 2011, the Company has another outstanding debenture with a conversion price to common shares at $.001, this conversion price would also apply to this debenture. The lender cannot convert an amount greater than 4.99% of the outstanding common stock at any one time. The Company may prepay the debenture at any time before maturity at graduated amounts depending on the date of prepayment ranging from 130% to 150% of the debenture balance plus accrued and unpaid interest. There is a $2,000 per day penalty for not timely delivering shares upon conversion notice. The Company is also required to maintain a reserve of shares sufficient to cover the lender’s conversion to common stock of the total amount of the debenture. The Company valued the BCF of the convertible debenture at $42,500, the “ceiling” of its intrinsic value. Accordingly, the $42,500 debenture is discounted by the amount of the BCF. The Company will accrete the discount to the convertible debenture through its maturity and recognize interest expense until paid in full or converted.

From the same lender, the Company borrowed $37,500 in exchange for another a convertible debenture under the same general terms and conditions as the previous debenture.

(5)	The Company borrowed $50,000 in exchange for a convertible debenture. The lender may at any time convert any portion of the debenture to common shares at a 30% discount of the “Market Price” of the stock based on the average of the previous ten (10) days weighted average closing prices on the date prior to the notice of conversion. The Company may prepay the debenture plus accrued interest at any time before maturity. In addition, as further inducement for loaning the Company the funds, the Company granted the lender 50,000 and 100,000 warrants at $.25 and $.35 per share, respectively. As a result, the Company allocated fair market value (“FMV”) to both the BCF and to the warrants, or $34,472, which is recorded as a discount against the debenture. The Company will accrete the discount to the convertible debenture through its maturity and recognize interest expense until paid in full or converted. Before discount, the Company determined the FMV of the warrants as $7,500 using the Black-Scholes valuation model.

BROWNIE'S MARINE GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	CONVERTIBLE DEBENTURES (continued)

(6)	The Company borrowed $300,000 in exchange for a convertible debenture. The Debenture bears 10% interest per annum. The lender may at any time convert any portion of the debenture to common shares at a 30% discount of the “Market Price” of the stock based on the average of the previous ten (10) days weighted average closing prices on the date prior to the notice of conversion. The Company may prepay the debenture plus accrued interest at any time before maturity. In addition, as further inducement for loaning the Company the funds, the Company granted the lender 300,000 and 600,000 warrants at $.25 and $.35 per share, respectively. As a result, the Company allocated fair market value (“FMV”) to both the BCF and to the warrants, or $206,832, which is recorded as a discount against the debenture. The Company will accrete the discount to the convertible debenture through its maturity and recognize interest expense until paid in full or converted. Before discount, the Company determined the FMV of the warrants as $45,000 using the Black-Scholes valuation model.

(7)	The Company borrowed $10,000 in exchange for a convertible debenture. The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4) deep highest closing bid prices over the preceding five (5) trading days. The Company valued the BCF of the convertible debenture at $4,286. The Company will accrete the discount to the convertible debenture and recognize interest expense through paid in full or converted.

(8)	The Company converted a note payable and related accrued interest of $39,724 into a convertible debenture. The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4) deep highest closing bid prices over the preceding five (5) trading days. The Company valued the BCF of the convertible debenture at $17,025. Because the debenture was issued and matured in the third quarter of 2011, the full amount of the discount, $17, 025 was accreted and recognized as interest expense during the period.

Convertible debentures as of December 31, 2010 are as follows:

Origination Date	Maturity Date	Interest Rate	Origination Princiapal Balance	Origination Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Debenture , Net Balance	Ref
10/4/2010	4/4/2011	5%	$20,635	$(20,635)	$20,635	$(10,317)	$10,318	(1)
11/26/2010	5/27/2011	10%	125,000	(53,571)	125,000	(44,642)	80,358	(2)
Totals					$145,635		$90,676

References within table refer to paragraphs above the table.

BROWNIE'S MARINE GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	STOCK WARRANTS FOR LEGAL SERVICE

Effective December 30, 2009, the Company issued to an outside attorney warrants to purchase 100,000 shares of restricted common stock for certain legal and advisory services to be performed in 2010, as evidenced by a signed proposal. The warrants are exercisable at fair market value as of the date of grant, and vested in two tranches of 50,000 each, on September 30, 2010 and December 31, 2010, respectively. In addition, the agreement provides for a cashless exercise of the tranches. The fair value of the warrants was determined to be $25,000 using the Black-Scholes valuation model. The stock warrants are in lieu of payment for these services and as such the Company recognized operating expense over the term of the agreement. Accordingly, the Company recognized $25,000 as operating expense for the year ended December 31, 2010. As of December 31, 2011, the two tranches of warrants were unexercised.

12.	STOCK ISSUED FOR CONSULTING SERVICES

On November 7, 2011, the Company issued 657,040 restricted shares of common stock to a Corporation, which one of the Company’s Board of Directors has a financial interest, for $4,467 in consulting services.

On November 7, 2011, the Company converted an aged account payable trade of $5,607 for 683,820 restricted shares of common stock. Of the $5,607, $3,005 was recognized as operating expense during the year ended December 31, 2011.

Pursuant to a consulting agreement for business advisory services, the Company issued 2,703,839 restricted shares to a consultant or his designees for $36,700 in services for the eleven months ended November 30, 2011. To the same consultant and designees, the Company declared 698,729 restricted shares payable for the month of December 2011 for $1,400 in services.

From April 16, 2010, through December 31, 2010, the Company granted a combined 674,932 shares of restricted common stock to eight consultants pursuant to individual consulting agreements. The consulting services provided for include predominantly management advisory services in the areas of sales, marketing, public relations, financing, and business development. Grant of the stock was in lieu of payment for these services. The length of consulting services under the agreements ranges from completed during the second quarter of 2010 through one year from effective transaction date, or July 1, 2011. The majority of the agreements expired on December 31, 2010. The Company recorded the transactions at the fair market value of the stock on the effective date of each transaction. The Company recognized operating expense over the term of the agreements. Accordingly, for the years ended December 31, 2011 and 2010, the Company recognized $41,586 and $179,337, respectively, as operating expense under the agreements.

On March 9, 2010, the Company granted 100,000 shares of restricted common stock pursuant to a consulting agreement for assistance in the planning, design, direction, supervision and implementation of Company's web design, marketing and advertising and in such other matters and areas as may be mutually approved by Consultant and Company. This agreement expired on December 31, 2010. The Company recorded the transaction at the fair market value of the stock on the effective date of the transaction, $.99 per share. The Company amortized the operating expense over the term of the agreement. This same consultant loaned the Company $100,000 during the first quarter of 2010, accepted a conversion of his loan to common stock in the third quarter of 2010, and became a member of the Board of Directors of the Company in December 2010.

13.	STOCK ISSUED UNDER PRIVATE OFFERING

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

BROWNIE'S MARINE GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

15.	INCOME TAXES

The components of the provision for income tax benefit are as follows for the years ended:

	December 31, 2011	December 31, 2010
Current taxes
Federal	$--	$--
State	--	--
Current taxes	--	--
Change in deferred taxes	(1,180,833)	(356,291)
Change in valuation allowance	1,241,295	290,417

Provision for income tax expense (benefit)	$60,462	$(65,874)

The significant differences between the statutory tax rate and the effective tax rates for the Company for the nine months ended are as follows:

	December 31, 2011	December 31, 2010
Statutory tax rate benefit	--%	--%
Increase (decrease) in rates resulting from:
Net operating loss carryforward or carryback	(31)%	(30)%
Equity based compensation and loss	--%	1%
Book/tax depreciation and amortization differences	--%	--%
Change in valuation allowance	32%	23%
Other	--%	1%
Effective tax rate (benefit)	1%	(5)%

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2011:

Deferred tax assets:
Equity based compensation	$21,743
Allowance for doubtful accounts	10,540
Depreciation and amortization timing differences	(4,389)
Net operating loss carryforward	1,623,065
On-line training certificate reserve	1,162
Total deferred tax assets	1,652,121
Valuation allowance	(1,603,805)

Deferred tax assets net of valuation allowance	48,316

Less deferred tax assets – non-current, net of valuation allowance	47,735

Deferred tax assets – current, net of valuation allowance	$581

BROWNIE'S MARINE GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	INCOME TAXES (continued)

The effective tax rate used for calculation of the deferred taxes as of December 31, 2011 was 34%. The Company has established a valuation allowance against deferred tax assets of $1,603,805 due to the uncertainty regarding realization, comprised primarily of a 98% reserve against the deferred tax assets attributable to the equity based compensation, a 100% reserve against the allowance for doubtful accounts, a 97% reserve against the net operating carryforward, and a 25% reserve against depreciation and amortization timing differences.

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

BROWNIE'S MARINE GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

18.	JOINT VENTURE EQUITY EXCHANGE AGREEMENT

On November 7, 2011, the Company entered into a Joint Venture Equity Exchange Agreement (“Agreement”) with Pompano Dive Center, LLC. (“PDC”). PDC owns a retail store, several dive boats, and has a classroom for training divers. Under the terms of the Agreement, the Company will provide PDC with an assortment of Brownie’s Third Lung products on consignment, and PDC will act as a training and demonstration site for Brownie’s Third Lung products.

In addition, the transaction provides for a non-binding letter of intent for the possible acquisition of PDC in exchange for BWMG’s stock for the yet to be agreed upon value of PDC. In anticipation of a possible purchase, the Agreement provides BWMG with a 33% interest in PDC. As part of the transaction, BWMG issued 4,581,505 restricted shares of its common stock with fair market value on the date of the transaction of $24,740 to PDC, reflected in other assets in the long-term portion of the Company’s balance sheet.

If BWMG purchases PDC, the stock issued by BWMG will be credited to the purchase price. Further, PDC is required to remit no later than 45 days from the end of each quarter, a 33% share in pre-tax net profits. At least 50% of the total pre-tax profits are required for distribution under the Agreement, and BWMG is not required to share in losses. If PDC decides to sell any inventory provided by the Company, the purchase price will be the same as that offered to other Dealers of the Company’s products.

If this Agreement is terminated by either party and/or a written purchase and sales agreement is not entered into by the parties, then the parties’ respective interests in each other’s business will revert back to the original party. Accordingly, if this should happen, PDC will relinquish the interest acquired in BWMG through this Agreement and BWMG will do the same. All property at PDC owned by BWMG would be returned to BWMG at that time as well. Because the joint venture is cancellable at any time by either party with return of respective interest transferred to each as per the joint venture agreement, possible acquisition of PDC is in the form of a non-binding letter of intent, each entities assets and liabilities remain their own, BWMG will not share in any of PDC losses or additional expenses unless otherwise approved, and the management and operation of PDC remains with PDC, the Company accounted for the investment in PDC under the Cost basis.

19.	CHANGE IN CAPITAL STRUCTURE

On February 2, 2012, The Company Filed a Definitive Schedule 14C on February 2, 2012. The Information Statement advises shareholders of record as of January, 31, 2012, that the Company’s Board of Directors of the Company and a majority of stockholders’ of the Company approved (i) an increase in the number of authorized shares of common stock from 250,000,000 to 5,000,000,000, and (ii) a decrease in the par value per share of Common Stock from $.001 to $.0001. The effective date of these actions is set forth on or about February 22, 2012. In accordance with Securities and Exchange Commissions’ Staff Accounting Bulletin Topic 4 C. when a change in capital structure occurs after the period reporting date, but before release of the financial statements the Company must apply retroactive treatment to the financial statements to reflect the change. Accordingly, the Company restated the financial statements as of and for the years ended December 31, 2011, and December, 31, 2010, to reflect the change in par value and shares authorized. In addition, the par value change has been restated in the detail of the transactions in the Company’s Consolidated Statements of Stockholders’ Deficit.

BROWNIE'S MARINE GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	EQUITY INCENTIVE PLAN

On August 22, 2007, the Company adopted an Equity Incentive Plan (the “Plan”). Under the Plan, Stock Options may be granted to Employees, Directors, and Consultants in the form of Incentive Stock Options or Nonstatutory Stock Options. Stock Purchase Rights, time vested and/performance invested Restricted Stock, and Stock Appreciation Rights and Unrestricted Shares may also be granted under the Plan. The initial maximum number of shares that may be issued under the Plan shall be 400,000 shares, and no more than 100,000 Shares of Common Stock may be granted to any one Participant with respect to Options, Stock Purchase Rights and Stock Appreciation Rights during any one calendar year period. Common Stock to be issued under the Plan may be either authorized and unissued or shares held in treasury by the Company. The term of the Plan shall be ten years. The Board of Directors may amend, alter, suspend, or terminate the Plan at any time. All 400,000 options were issued under the plan prior to January 1, 2010, and to-date all remain outstanding.

21.	EQUITY BASED YEAR END BONUSES AND CONVERSION OF BOARD OF DIRECTORS’ LIABILITY

On March 6, 2012, the Board of Directors authorized an aggregate of $215,000 in bonuses for payment in stock to employees, consultants, and Board of Directors for the year ended December 31, 2011, for service in 2011. Of this amount the Chief Executive Officer and the non-employee Board of Directors were awarded, $36,000 and $53,000, respectively. In addition, an incremental $45,000 due the non-employee Board of Directors for service on the Board from April to December 2011, was converted to stock payable in lieu of cash settlement. The combined amount of stock issuable under these transactions is 9,629,630 and is based on the closing price of the Company’s stock on March 5, 2012 of $.027 per share. Since the transactions are for 2011 services, the Company applied retroactive statement to the consolidated financial statements as of and for the years ended December 31, 2011, and 2010.

22.	SUBSEQUENT EVENTS

On March 19, 2012, the Company received a notice of conversion pursuant to $50,000 convertible debenture [Convertible Debenture (5) in Note 10. Convertible Debentures] for conversion of 100% of the $50,000 principal balance to common stock. The conversion price was $.017 per share for 2,941,176 shares. Along with the conversion notice, the Company was provided a notice of default for failure to pay interest when due and deliver Warrants. The amount of interest due as of the notice of default is approximately $5,500. The Company is working toward curing the default.

On February 3, 2012, the Company entered into an asset purchase agreement with Florida Dive Industries, Inc. (“Seller”). On March 5, 2012, the same parties executed an amendment (“Amendment”) to the agreement (collectively, the“Agreement”). Under the terms of the Agreement, the Company acquired certain diving and related inventory, and Seller provided a three year non-compete agreement within a 10-mile wide radius. In addition, the Company assumed a commercial lease obligation for a retail dive store in Boca Raton, Florida beginning in April 1, 2012. The lease is automatically renewable on an annual basis through May 31, 2014, with 90 days written notice assuming the Leasee is in compliance with all terms of the lease. The lease amount is base rental plus an allocated amount of common areas maintenance (‘CAM”). Base rental increases annually by the greater of 5% or the annual consumer price index. The current monthly rental including CAM at the time of assignment is approximately $3,200.

As a purchase price, the Company shall pay Seller, on a monthly basis, beginning April 1, 2012, and thereafter until May 13, 2012, in equal payments, the total cash purchase price of $22,500. In addition, the Company shall issue Seller 2,200,000 shares of restricted stock as part of the purchase price as provided for in the Amendment. The fair market value of the Company’s 2,200,000 shares of restricted stock on March 5, 2012, was $59,400, or $.027 per share. Both the restricted stock and the monthly payments due Seller shall be maintained in an escrow account for six months as a purchase price holdback for contingent liabilities not otherwise settled by Seller. If such items including rent and any building or zoning code violations have not been paid by Seller during this period, the Company will settle said liabilities with the purchase price holdback.

BROWNIE'S MARINE GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	SUBSEQUENT EVENTS (continued)

On February 2, 2012, the Company entered into a consulting agreement for financial and public relations services. The term of the agreement is for twelve (12) months and either party may cancel the agreement with 30 days written notice. Payment shall be monthly in the form of $10,000 cash, or $20,000 worth of common stock based on the weighted average of the Company’s stock for the month at a 30% discount. Payment in cash or stock is at the option of the Company.

On January 25, 2012, the Company borrowed $37,500 for a convertible debenture from the same lender as discussed in Note 10. Convertible Debentures, item (4). The convertible debenture has the same general terms and conditions as the previous two debentures granted this same lender. The Company issued and reserved 185,000,000 shares of common stock to cover future conversions of debt related to this debenture.

