Form 10-Q
period 2012-03-31
Brownie's Marine Group, Inc
filed 2012-05-21
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Yes ☐     No   ☒

There were 112,462,475 shares of common stock outstanding as of May 5, 2012.

PART I

Item 1. Financial Statements

Financial Information

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31,
	(Unaudited)	2011
ASSETS

Current assets
Cash	$40,103	$27,182
Accounts receivable, net of $20,000 and $31,000 allowance for doubtful accounts, respectively	28,274	8,134
Accounts receivable - related parties	42,196	52,043
Inventory	511,073	621,818
Prepaid expenses and other current assets	101,930	86,293
Deferred tax asset, net - current	511	581
Total current assets	724,087	796,051

Property, plant and equipment, net	1,152,574	1,106,663

Deferred tax asset, net - non-current	34,689	47,735
Other assets	31,523	27,635

Total assets	$1,942,873	$1,978,084

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$511,568	$635,378
Customer deposits and unearned revenue	88,313	95,164
Royalties payable - related parties	122,011	120,785
Other liabilities	55,419	13,320
Other liabilities and accrued interest - related parties	6,017	8,990
Convertible debentures, net	593,279	530,108
Notes payable - current portion	1,087,307	1,087,307
Notes payable - related parties - current portion	215,086	207,579
Total current liabilities	2,679,000	2,698,631

Long-term liabilities
Notes payable - long-term portion	—	—
Notes payable - related parties - long-term portion	21,362	41,854

Total liabilities	2,700,362	2,740,485

Commitments and contingencies

Stockholders' deficit
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding	425	425
Common stock; $0.0001 par value; 5,000,000,000 shares authorized;
2,275,460,428 and 61,466,516 shares issued, respectively;
93,421,978 and 47,923,336 shares outstanding, respectively	9,342	4,792
Common stock payable; $0.0001 par value; 7,408,791 and 10,328,358 shares, respectively	741	1,032
Prepaid equity based compensation	(512,497)	(637,498)
Additional paid-in capital	6,461,796	6,144,943
Accumulated deficit	(6,717,296)	(6,276,095)
Total stockholders' deficit	(757,489)	(762,401)

Total liabilities and stockholders' deficit	$1,942,873	$1,978,084

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011

Net revenues
Net revenues	$446,060	$209,506
Net revenues - related parties	162,066	153,394
Total net revenues	608,126	362,900

Cost of net revenues
Cost of net revenues	457,580	330,461
Royalties expense - related parties	14,966	9,121
Total cost of net revenues	472,546	339,582

Gross profit	135,580	23,318

Operating expenses
Selling, general, and administrative	438,071	209,052
Research and development costs	1,877	20,578
Total operating expenses	439,948	229,630

Loss from operations	(304,368)	(206,312)

Other expense, net
Other (income) expense, net	4,808	(3,128)
Interest expense	116,775	86,330
Interest expense - related parties	2,134	3,814
Total other expense, net	123,717	87,016

Net loss before provision for income taxes	(428,085)	(293,328)

Provision for income tax expense (benefit )	13,116	(19,924)

Net loss	$(441,201)	$(273,404)

Basic loss per common share	$(0.01)	$(0.06)
Diluted loss per common share	$(0.01)	$(0.06)

Basic weighted average common shares outstanding	57,572,639	4,329,081
Diluted weighted average common shares outstanding	57,572,639	4,329,081

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

							Prepaid	Additional		Total
	Common stock		Preferred		Common stock payable		Equity based	paid-in	Accumulated	stockholders'
	Shares	Amount	Stock Shares	Amount	Shares	Amount	compensation	capital	deficit	equity (deficit)

Balance, December 31, 2011	47,923,336	$4,792	425,000	$425	10,328,358	$1,032	$(637,498)	$6,144,943	$(6,276,095)	$(762,401)

Issuance of stock payable from prior prior reporting periods	10,328,358	1,032	—	—	(10,328,358)	(1,032)	—	—	—	—

Stock granted for consulting and legal services	2,546,765	255			7,408,791	741		78,204		79,200

Discounts on convertible debentures								37,500		37,500

Stock issued for assets purchased from Florida Dive Industries, Inc.	2,200,000	220	—	—	—	—	—	59,180		59,400

Amortization of prepaid equity based compensation							125,001			125,001

Conversion of convertible debentures to stock	20,423,519	2,043						52,808		54,851

Extinguishment of convertible debentures								45,161		45,161

Stock issued for accrued payroll	10,000,000	1,000						44,000		45,000

Net loss									(441,201)	(441,201)

Balance, March 31, 2012 (Unaudited)	93,421,978	$9,342	425,000	$425	7,408,791	$741	$(512,497)	$6,461,796	$(6,717,296)	$(757,489)

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(441,201)	$(273,404)
Adjustments to reconcile net loss to net cashprovided by (used in) operating activities:
Depreciation	9,669	8,738
Change in deferred tax asset, net	13,116	(19,924)
Equity based compensation for consulting and legal services	79,200	9,890
Accretion of convertible debenture discounts	81,020	58,432
Amortization of prepaid equity based compensation expense	125,001	22,250
Stock issued for supplies and other expensed items	9,360	—
Loss on extinguishment of convertible debentures	75,865	—
Gain on forgiveness of legal accrual	(95,054)	—
Changes in operating assets and liabilities:
Change in accounts receivable, net	(20,140)	19,325
Change in accounts receivable - related parties	9,847	(21,963)
Change in inventory	119,185	34,400
Change in prepaid expenses and other current assets	(15,637)	7,376
Change in other assets	(3,888)	—
Change in accounts payable and accrued liabilities	22,542	41,127
Change in customer deposits and unearned revenue	(6,851)	3,121
Change in other liabilities	42,099	(10,807)
Change in other liabilities and accrued interest - related parties	(2,973)	(765)
Change in royalties payable - related parties	1,226	7,154
Net cash provided by (used in) operating activities	2,386	(115,050)

Cash flows from investing activities:
Purchase of fixed assets	(13,980)	—
Net cash used in investing activities	(13,980)	—

Cash flows from financing activities:
Proceeds from borrowing on convertible debentures	133,224	92,500
Proceeds from borrowings on notes payable		35,764
Principal payment on convertible debentures	(95,724)	—
Principal payments on note payable - related party	(12,985)
Principal payments on notes payable	—	(710)
Net cash provided by financing activities	24,515	127,554

Net change in cash	12,921	12,504

Cash, beginning of period	27,182	4,171

Cash, end of period	$40,103	$16,675

Supplemental disclosures of cash flow information:
Cash paid for interest	$34,736	$37,891

Cash paid for income taxes	$—	$—

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Supplemental disclosures of non-cash investing activities and future operating activities:

Convertible debenture issued for prepaid inventory	$—	$76,000

Discounts on convertible debentures	$37,500	$168,500

Stock and additional paid-in capital for assets purchased from Florida Dive Industries, Inc.	$50,040	$—

Conversion of convertible debentures to stock	$54,851	$—

Conversion of accrued payroll to stock	$45,000	$—

Conversion of accrued interest to convertible debenture	$6,298	$—

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

Basis of Presentation – The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented have been included. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10Q should be read in the conjunction with information included in the 2011 annual report filed on Form 10-K.

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

Reclassifications – Certain reclassifications have been made to the 2011 financial statement amounts to conform to the 2012 financial statement presentation.

Cash and equivalents – Only highly liquid investments with original maturities of 90 days or less are classified as cash and equivalents. These investments are stated at cost, which approximates market value.

Going Concern –The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. We have incurred losses since 2009, and expect to have losses in 2012. We have had a working capital deficit since 2009. Although cured effective the fourth quarter 2010, the Company defaulted on its first mortgage in the third quarter of 2010, which resulted in an automatic default on its second mortgage, and was restructured with a forbearance agreement with a maturity date of May 22, 2012, further discussed in Note 10. NOTES PAYABLE. See also Note. 21. SUBSEQUENT EVENTS for discussion of default notice received under the Forbearance Agreement on or about April 17, 2012.

In addition, the Company is behind on payments due for payroll taxes and withholding, matured convertible debentures, related party notes payable, property taxes accrued liabilities and interest –related parties, a note payable due an unrelated party, and certain vendor payables. While the Company has received no formal notices of default related to these matters (other than Forbearance Agreement default notice) it has not been able to resolve, it is working out these matters on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue. Payment delinquencies are further addressed in Note 6. RELATED PARTIES TRANSACTIONS, Note 8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES, Note 9. OTHER LIABILITIES, Note 10. NOTES PAYABLE, and Note 11. CONVERTIBLE DEBENTURES. See Note 21. SUBSEQUENT EVENTS for discussion regarding notice of Forbearance Agreement default.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Description of business and summary of significant accounting policies (continued)

During the fourth quarter of 2011, the Company formed a joint venture with one dive entity, and in the first quarter of 2012, purchased of the assets of another, with assumption of their retail location lease. The Company accomplished both transactions predominantly through issuance of the restricted common stock in BWMG. The Company believes these transactions will allow us to generate enough sales to supply us with sufficient working capital in the future. See Note 17. JOINT VENTURE EQUITY EXCHANGE AGREEMENT and Note 7.ASSET PURCHASE for further discussion of these transactions. However, the Company does not expect that existing cash flow will be sufficient to fund presently anticipated operations beyond the second quarter of 2012. This raises substantial doubt about our ability to continue as a going concern. We will need to raise additional funds and are currently exploring alternative sources of financing. We have issued a number of convertible debentures as an interim measure to finance our working capital needs as discussed in Note 11. CONVERTIBLE DEBENTURES and may continue to raise additional capital through sale of restricted common stock or other securities. We have implemented some cost saving measures and will continue to explore more to reduce operating expenses.

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

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which occur. Advertising and trade show expense incurred for the three months ended March 31, 2012, and 2011, was $5,014 and $5,415, respectively.

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

For the three months ended March 31, 2012, the Company amortized prepaid equity based compensation for personal guarantees of related party on debt. See Note 6. RELATED PARTY TRANSACTIONS for further discussion. For the three months ended March 31, 2012, and 2011, the company granted stock for consulting services. See Note 12. STOCK ISSUED FOR CONSULTING SERVICES. In addition, on March 6, 2012, the Company authorized year end 2011 equity based bonuses for some employees, board of directors, and consultants, as well as payment of amounts due the non-employee Board of Directors for service on the Board from April 1 to December 31, 2012. See Note 20. EQUITY BASED YEAR END BONUSES AND CONVERSION OF BOARD OF DIRECTORS’ LIABILITY for further information. Similarly, on March 8, 2012, the Company issued 10,000,000 shares of stock to an employee in satisfaction of $45,000 of accrued payroll from 2011.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Description of business and summary of significant ACCOUNTING policies (continued)

Beneficial conversion features on convertible debentures – The fair value of the stock upon which to base the beneficial conversion feature (BCF) computation has been determined either through use of the quoted stock price unless the trading activity is nominal, which may indicate it does not represent the fair value. Under these circumstances, the Company determines fair value through an analysis of its fair value of net assets and comparable publicly traded companies that have higher trading volumes with similar results of operations and industries.  See Note 11. CONVERTIBLE DEBENTURES for further discussion.

Fair value of financial instruments – The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature.

Earnings per common share – Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. All common stock equivalent shares were excluded in the computation for the three months ended March 31, 2012, and 2011, since their effect was antidilutive.

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

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	INVENTORY

Inventory consists of the following as of:

	March 31, 2012	December 31, 2011

Raw materials	$311,860	$385,497
Work in process	—	—
Finished goods	199,213	226,321
	$511,073	$621,818

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets totaling $101,930 at March 31, 2012, consists of $74,800 of prepaid inventory, and $23,890 of prepaid insurance, $3,240 prepaid rent,

Prepaid expenses and other current assets totaling $86,293 at December 31, 2011, consists of $74,800 of prepaid inventory, and $11,493 of prepaid insurance.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of:

	March 31, 2012	December 31, 2011

Building, building improvements, and land	$1,224,962	$1,224,962
Furniture, fixtures, vehicles and equipment	160,508	104,928
	1,385,470	1,329,890
Less: accumulated depreciation and amortization	(232,896)	(223,227)
	$1,152,574	$1,106,663

5.	CUSTOMER CREDIT CONCENTRATIONS

The Company sells to three entities owned by the brother of Robert Carmichael, the Company’s Chief Executive officer as further discussed in Note 6 – RELATED PARTIES TRANSACTIONS. Combined sales to these entities for the three months ended March 31, 2012 and 2011, represented 26.65% and 42.1%, respectively, of total net revenues. Sales to no other customers represented greater than 10% of net revenues for the three months ended March 31, 2012 and 2011.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	RELATED PARTIES TRANSACTIONS

Notes payable – related parties

Notes payable – related parties – consists of the following as of March 31, 2012:

Promissory note payable to the Chief Executive Officer of the Company, unsecured, bearing interest at 7.5% per annum, due in monthly principal and interest payments of $7,050, maturing on August 1, 2013.	$236,448

Less amounts due within one year	215,086

Long-term portion of notes payable – related parties	$21,362

As of March 31, 2021, principal payments on the notes payable – related parties are as follows:

2012	$196,331
2013	40,117
2014	—
2016	—
2016	—
Thereafter	—

$236,448

As of March 31, 2011, the Company was approximately twenty-six months in arrears on payments due under the Note payable to the Chief Executive Officer. No default notice has been received and the Company plans to make payments as able. See Other liabilities and accrued interest– related parties within this Note for the related accrued interest in arrears. On April 21, 2011, the Company issued 425,000 shares of preferred stock, designated as Series “A” Convertible Preferred Stock, to Robert Carmichael in consideration for forgiveness of $42,500 due under the Note payable to Chief Executive Officer. The Series “A” Convertible Preferred Stock may be converted to common stock at a rate of $.01 per share, or 42,500,000 shares of common stock. The fair market value per common share upon which the transaction was based was $.05. Accordingly, the Company recognized $2,082,500 as interest expense – related party as part of the transaction.

On February 12, 2010, as part of the requirements for conversion of its non-related party, revolving line of credit to a term loan, the Company converted GKR Associates, LLC’s (GKR) second mortgage to a third mortgage. See Note 10. NOTES PAYABLE for further discussion. The Company was fifteen months in arrears on mortgage payments due GKR when on March 18, 2011, the Chief Executive Officer disposed of all his financial interest in GKR Associates, LLC (GKR). Accordingly, all transactions of the Company with GKR subsequent to March 18, 2011, are not classified with those of related parties. On September 18, 2011, the Company converted GKR’s note payable to a convertible debenture. See Note 10. CONVERTIBLE DEBENTURES for further discussion.

Notes payable – related parties – consists of the following as of December 31, 2011:

Promissory note payable to the Chief Executive Officer of the Company, unsecured, bearing interest at 7.5% per annum, due in monthly principal and interest payments of $7,050, maturing on August 1, 2013.	$249,433

Less amounts due within one year	41,854

Long-term portion of notes payable – related parties	$207,579

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	RELATED PARTY TRANSACTIONS (continued)

Net revenues and accounts receivable – related parties – The Company sells products to three entities, Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers. Combined net revenues from these entities for three months ended March 31, 2012, and 2011, was $162,066 and $153,394, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at March 31, 2012, was $21,296, $7,083, and $13,817, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2011, was $27,247, $12,348, and $8,457, respectively. Accounts receivable from the Company’s Chief Executive Officer as of March 31, 2012 and December 31, 2011, was $0 and $3,991, respectively.

Royalties expense – related parties – The Company has Non-Exclusive License Agreements with 940 Associates, Inc. (hereinafter referred to as “940A”), an entity owned by the Company’s Chief Executive Officer, to license product patents it owns. Under the terms of the license agreements effective January 1, 2005, the Company pays 940A $2.00 per licensed product sold, rates increasing 5% annually. Also with 940A, the Company has an Exclusive License Agreement to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. Based on this license agreement, the Company pays 940A 2.5% of gross revenues per quarter. Total royalty expense for the above agreements for three months ended March 31, 2012, and 2011, is disclosed on the face of the Company’s Consolidated Statements of Operations. As of March 31, 2012, the Company was approximately twenty-five months in arrears on royalty payments due. No default notice has been received and the Company plans to make payments as able.

Patent purchase agreements – In the first quarter of 2010, the Carleigh Rae Corporation (herein referred to as “CRC”), an entity that the Company’s Chief Executive Officer has an ownership interest, transferred ownership rights to the Company of patents previously subject to Non-Exclusive License Agreements. Effective September 24, 2010, the Company finalized and executed terms of the purchase from CRC for payment of $25,500 and 371,250 shares of the Company’s common stock. In addition, the CRC is entitled to a percentage of future sales amounting to $8,250 of products the Company is to receive in conjunction with two patent infringement lawsuits settled in the third quarter of 2010. For financial reporting purposes the Company valued the group of patents at $0 which is the lower of CRC’s historical cost as compared to the fair market value of the stock. Accordingly, the Company realized $182,250 loss on the transaction comprised of $148,500 fair market value of the stock on the September, 30, 2010 grant date less the $0 historical cost, plus the $25,500 cash, plus the $8,250 liability. See Other liabilities and accrued interest– related parties below for inclusion of the $8,250. By acquiring the IP the Company (i) has an opportunity to further develop the IP, (ii) has the ability to incorporate the IP into current and future products, and (iii) has the opportunity to license the IP to third parties.

Other liabilities and accrued interest– related parties

Other liabilities and accrued interest– related parties consists of the following at:

	March 31, 2012	December 31, 2011

Accrued interest on Notes payable – related parties	$—	$2,973
Due to Principals of Carleigh Rae Corp., net	6,017	6,017

Other liabilities – related parties	$6,017	$8,990

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	RELATED PARTY TRANSACTIONS (continued)

As of December 31, 2011, the Company was approximately fifteen months in arrears on accrued interest due under the Note payable to the Chief Executive Officer. No default notice has been received and the Company plans to make payments as able. The $6,017 due the Principals of the Carleigh Rae Corp. resulted as part of the patent infringement settlements received by the Company.

Restricted common stock issued for personal guarantee – On April 21, 2011, the Company granted Robert Carmichael, the Chief Executive Officer, 20,000,000 shares of restricted common stock in consideration of personal guarantees he provided to secure restatement and consolidation of the first and second mortgages of the Company. The restrictions on the common stock will expire 50% on April 20, 2012, and 50% on April 20, 2013, if Mr. Carmichael continues his full time employment with the Company. The company valued the stock at $.05 per share and will record $1,000,000 of compensation expense to Mr. Carmichael ratably over the two-year term in which the restrictions expire. The unearned balance of the compensation is recorded as prepaid compensation as a component of shareholders’ deficit. As of the three months ended March 31, 2012, the Company recognized $125,001 as amortization of prepaid compensation under this agreement. Prepaid compensation remaining under this agreement as of March 31, 2012 and December 31, 2011, was $512, 497 and $637,498, respectively, and is reflected as a component of Stockholders’ Deficit.

On March 6, 2012, the Board of Directors authorized an aggregate of $215,000 in bonuses for payment in stock to employees, consultants, and Board of Directors for the year ended December 31, 2011, for service in 2011. Of this amount the Chief Executive Officer and the non-employee Board of Directors were awarded, $36,000 and $53,000, respectively. In addition, an incremental $45,000 due the non-employee Board of Directors for service on the Board from April to December 2011, was converted to stock payable in lieu of cash settlement. See Note 20. EQUITY BASED YEAR END BONUSES AND CONVERSION OF BOARD OF DIRECTORS’ LIABILITY for further discussion.

Non-Employee Board of Director Fees – Beginning in April 2011, the Non-Employee Board of Directors earn $2,500 per month for their services. Accordingly, for the three months ended March 31, 2012, the Company accrued $15,000 for Board of Directors’ Fees.

7.	ASSET PURCHASE

On February 3, 2012, the Company entered into an asset purchase agreement with Florida Dive Industries, Inc. (“Seller”). On March 5, 2012, the same parties executed an amendment (“Amendment”) to the agreement (collectively, the“Agreement”). Under the terms of the Agreement, the Company acquired certain diving and related inventory, and Seller provided a three year non-compete agreement within a 10-mile wide radius. In addition, the Company assumed a commercial lease obligation for a retail dive store in Boca Raton, Florida beginning in April 1, 2012. The lease is automatically renewable on an annual basis through May 31, 2014, with 90 days written notice assuming the Leasee is in compliance with all terms of the lease. The lease amount is base rental plus an allocated amount of common areas maintenance (‘CAM”). Base rental increases annually by the greater of 5% or the annual consumer price index. The current monthly rental including CAM at the time of assignment is approximately $3,200. During the three month ended months ended March 31, 2012 the Company paid $9,719 for the first month, last month and security deposit.

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

Accounts payable and accrued liabilities of $511,568 at March 31, 2012, consists of $218,876 accounts payable trade, $65,896 accrued payroll and related fringe benefits, $117,789 accrued payroll taxes and withholding, $39,527 accrued real estate taxes, $53,083 accrued interest, $15,000 accrued non-employee Board of Director Fees, and $1,397 other accrued liabilities. Accrued payroll taxes and withholding were approximately nine months in arrears at March 31, 2012. Balances due certain vendors are also due in arrears to varying degrees. The Company is handling all delinquent accounts on a case by case basis. ee Note 21. SUBSEQUENT EVENTS for discussion regarding notice of Forbearance Agreement default.

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

9.	OTHER LIABILITIES

Other liabilities of $55,419 at March 31, 2012, consists of $30,000 loans payable, $22,500 assets pursuant to Asset Purchase Agreement (Note 7. ASSET PURCHASE), and $2,919 on-line training liability. The $30,000 loans payable is comprised of $20,000 short-term, unsecured loan, due on demand from one of the Board of Directors, and the other $10,000 short-term, due on demand is from the same lender disclosed in Note 11. CONVERTIBLE DEBENTURE, ref (7). Because documentation surrounding classification of the $10,000 as convertible debenture is unavailable, the Company classified this amount as other liability pending resolution.

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

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	NOTES PAYABLE

Notes payable consists of the following as of March 31, 2012:

Promissory note payable secured by a first mortgage on the real property of the Company having a carrying value of $1,086,704 at March 31, 2012, bearing interest at 7.5% per annum, due in monthly interest only payments beginning on February 22, 2011, maturing on May 22, 2012, with balloon payment of principal and any accrued and unpaid interest.	$1,053,993

Promissory note payable, secured by third mortgage on real property, having a carrying value of $1,100,420 at September 30,2011, bearing 6.99% interest per annum, due in monthly principal and interest payments of $1,980, maturing on February 22, 2012.	—

Promissory note payable, unsecured, bearing interest at 5% per annum, due in monthly principal and interest payments of $2000, maturing on August 31, 2012.	33,314

1,087,307

Less amounts due within one year	1,087,307

Long-term portion of notes payable	$—

As of December 31, 2011, principal payments on the notes payable are as follows:

2012	$1,087,307
2013	—
2014	—
2015	—
2016	—
Thereafter	—

$1,087,307

On March 18, 2011, the Chief Executive Officer transferred all financial interest in GKR. Accordingly, all transactions of the Company with GKR subsequent to March 18, 2011, are not classified with those of related parties, and the note payable due them was converted to a convertible debenture as of September 8, 2011. Accordingly the balance due under that obligation is classified with the convertible debenture balance as of March 31, 2012 and December 31, 2011. See Note 11. CONVERTIBLE DEBENTURES for further discussion.

On February 18, 2011, the Company’s wholly owned subsidiary, Trebor Industries, Inc., entered into a Forbearance Agreement with Branch Banking and Trust Company (“BBT”) for the promissory note in the principal amount of $1,000,000 in favor of BBT (the “Term Loan”) and the promissory note in the principal amount of $199,991 in favor of BBT (the “Second Note”). The Term Loan and Second Note are collectively referred to as the “Secured Notes”.  The Secured Notes are secured by the Company's Fort Lauderdale facilities and personally guaranteed by the Company’s chief executive officer. As previously disclosed, the Company failed to bring the Secured Notes current and in January 2011 BBT accelerated the full principal and accrued interest due under the Secured Notes, as well as initiated collection and legal action.  The Forbearance Agreement effectively extends the maturity date of the Secured Notes to May 22, 2012.  The Secured Notes were consolidated under a Consolidated and Restated Promissory Note in the principal amount of $1,053,993, effective November 22, 2010, (the “Consolidated Note”).  The maturity date of the Consolidated Note is May 22, 2012, and may be prepaid at any time.  The interest rate on the Consolidated Note is 7.5% per annum. Pursuant to the Forbearance Agreement the Company paid $33,000 to BBT at closing.  In addition to the monthly interest only payments required under the Consolidated Note, Trebor was required to pay BBT $6,028 by February 28, 2011, and monthly payments of approximately $3,555 on March 10, 2011, April 10, 2011, and May 10, 2011, to satisfy disbursements, costs and expenses associated with the Forbearance Agreement. See Note 21. SUBSEQUENT EVENTS for discussion of Default Notice on the Forbearance Agreement and Foreclosure on the real estate and assets securing the mortgage

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	NOTES PAYABLE (continued)

In February 2011, the Company converted a vendor payable into an unsecured promissory note as reflected above in table summarizing notes payable as of March 31, 2012 and in table below summarizing notes payable as of December 31, 2011. Principal and interest payments of $2,000 per month were to begin on February 28, 2011, and continue through August 31, 2012, maturity. As of March 31, 2012, the Company was in arrears on making payments by approximately seven months. No default notice has been received and the Company plans to make payments as soon as it is able.

Notes payable consists of the following as of December 31, 2011:

Promissory note payable secured by a first mortgage on the real property of the Company having a carrying value of $1,093,562 at December 31, 2011, bearing interest at 7.5% per annum, due in monthly interest only payments beginning on February 22, 2011, maturing on May 22, 2012, with balloon payment of principal and any accrued and unpaid interest.	$1,053,993

Promissory note payable, secured by third mortgage on real property, having a carrying value of $1,100,420 at September 30,2011, bearing 6.99% interest per annum, due in monthly principal and interest payments of $1,980, maturing on February 22, 2012.	—

Promissory note payable, unsecured, bearing interest at 5% per annum, due in monthly principal and interest payments of $2000, maturing on August 31, 2012.	33,314

1,087,307

Less amounts due within one year	1,087,307

Long-term portion of notes payable	$—

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	CONVERTIBLE DEBENTURES

The Company has outstanding convertible debentures as follows:

Convertible debentures as of March 31, 2012, are as follows:

					Period	Period
			Origination	Origination	End	End	Period End
Origination	Maturity	Interest	Principal	Discount	Principal	Discount	Debenture,
Date	Date	Rate	Balance	Balance	Balance	Balance	Net Balance	Ref.
10/4/2010	4/4/2011	5%	$20,635	$(20,635)	$12,647	$-	$12,647	(1)
11/27/2010	5/27/2011	10%	125,000	(53,571)	117,500	-	117,500	(2)
1/7/2011	11/11/2011	5%	76,000	(32,571)	48,000	-	48,000	(3)
2/10/2011	1/14/2011	8%	42,500	(42,500)	-	-	-	(4)
9/12/2011	6/14/2012	8%	37,500	(37,500)	-	-	-	(4)
3/9/2011	3/9/2012	10%	50,000	(34,472)	-	-	-	(5)
5/3/2011	5/5/2012	5%	300,000	(206,832)	300,000	(18,960)	281,040	(6)
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	(3,033)	6,967	(7)
9/8/2011	9/20/2011	10%	39,724	(17,016)	-	-	-	(8)
2/10/2012	2/10/2014	10%	7,500	-	1,150	-	1,150	(9)
3/14/2012	2/10/2014	10%	5,500	-	2,100	-	2,100	(10)
12/19/2011	9/21/2012	8%	37,500	(37,500)	37,500	(24,999)	12,501	(4)
2/7/2012	2/7/2014	10%	16,000	-	15,400	-	15,400	(11)
2/10/2012	2/10/2014	10%	39,724	-	39,724		39,724	(11)
3/9/2012	3/9/2014	10%	56,250	-	56,250	-	56,250	(11)

Totals					$640,271		$593,279

(1)	The Company converted an accounts payable for legal services to a convertible debenture. At the option of the lender, the principal amount of the note plus any accrued interest may be converted in whole or in part into Common Stock at the conversion price per share of $.001 by written notice. The lender will be limited to maximum conversion of 4.99% of the outstanding Common Stock of the Company at any one time. The debenture and the shares referenced within the debenture may be assignable in whole or in part to a third party at any time during the term. The Company valued the beneficial conversion feature (BCF) of the convertible debenture at $20,635, the “ceiling” of its intrinsic value. The Company accreted the discount to the convertible debenture and recognize interest expense through its maturity. On the maturity date of the debenture, the lender sold and assigned the debenture to an unrelated third party for the face value of the debenture. See Note 21. SUBSEQUENT EVENTS regarding lawsuit filed by this party against the Company and the original lender.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	CONVERTIBLE DEBENTURES (continued)

(2)	The Company purchased exclusive rights for license of certain intellectual property from an unrelated party. The parties agreed to a royalty of 2.5% of net revenues generated from the sale, sub-license or use of the technology or a reasonable negotiated rate based on similar invention. The debenture is convertible to common shares of the Company at May 27, 2011, along with accrued interest at the option of the lender. Conversion price per share is 30% discount as determined from the weighted average of the preceding 12 trading days’ closing market price. The Company valued the BCF of the convertible debenture at $53,517, its intrinsic value. The Company accreted the discount to the convertible debenture and will recognize interest expense through repayment in full or conversion. Because there is no assurance of success and the invention is still in design and pre-prototype phase, the Company recorded the initial net value of the debenture, $71,483, as research and development expense in during the year ended 2010. Both parties have agreed to confidentiality regarding the invention during the pre-prototype stage. In addition, the Company has agreed to provide the licensor with design services, as well as assist in completing the prototype and initial production at the Company’s prevailing wholesale rate for comparable services.

On February 10, 2012, the holder of this debenture entered into an agreement with a third party to sell/assign the $125,000 principal balance, plus accrued interest. The purchase will be in installments with transfer/assignment of the debenture upon payment, referred to as “Closings”. The First Closing was on or about February 15, 2012 for $7,500, with that amount assigned/transferred. The Second Closing, will occur 90 days after the first closing for $11,500 paid/assigned. All subsequent closing’s will be for $11,500 and occur in 30 day increments after the Second Closing. This will continue until the full principal balance of $125,000, plus accrued interest has been purchased/assigned. See Ref. (9) for discussion of new terms on the assigned portions of the debenture.

(3)	The Company ratified a technology and license agreement with commitment for purchase of inventory related to an agreement signed in 2010, which set pricing for products if minimum quantity purchases were met. Since the Company did not purchase the minimum quantities, but desired to maintain the technology and licensing rights along with the pricing, it agreed to purchase the 2010 balance shortage in 2011, as well as the 2011 minimum quantities. The agreement required the Company issue a convertible debenture for $76,000, and $38,000 of restricted common stock at $.15 per share. The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4) deep highest closing bid prices over the preceding five (5) trading days. On June 1, 2011, the Company issued 253,334 shares of restricted common stock at $.15 per share, or $38,000 as required by the agreement. The Company valued the BCF of the convertible debenture at $32,571. The Company accreted the discount to the convertible debenture and will recognize interest expense through paid in full or converted.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	CONVERTIBLE DEBENTURES (continued)

(4)	The Company borrowed $42,500 in exchange for a convertible debenture. The interest rate on the debenture will revert to 22% per annum upon nonpayment of any amounts when due. Beginning 180 days after the date of the debenture, the lender may convert the note to common shares at a 42% discount of the “Market Price” of the stock based on the average of the lowest three (3) closing bid prices on the date prior to the notice of conversion. In addition, if the Company grants a lower price for common stock purchase or conversion to anyone else during the term of this agreement, the lender’s conversion price will be adjusted downward to the same. Since as of March 31, 2011, the Company has another outstanding debenture with a conversion price to common shares at $.001, this conversion price would also apply to this debenture. The lender cannot convert an amount greater than 4.99% of the outstanding common stock at any one time. The Company may prepay the debenture at any time before maturity at graduated amounts depending on the date of prepayment ranging from 130% to 150% of the debenture balance plus accrued and unpaid interest. There is a $2,000 per day penalty for not timely delivering shares upon conversion notice. The Company is also required to maintain a reserve of shares sufficient to cover the lender’s conversion to common stock of the total amount of the debenture. The Company valued the BCF of the convertible debenture at $42,500, the “ceiling” of its intrinsic value. Accordingly, the $42,500 debenture is discounted by the amount of the BCF. The Company accreted the discount to the convertible debenture through its maturity and will recognize interest expense until paid in full or converted.

From the same lender, the Company borrowed $37,500 twice in exchange for two other convertible debentures under the same general terms and conditions as the previous debenture. The second convertible debenture although dated December 19, 2011, with a maturity date of September 21, 2012, was not funded until February 2012. However, the executed documents were not ratably adjusted to conform to funding date.

On February 7, 2012, the lender sold/assigned all rights and interest on the first debenture having net book value of $11,000 plus accrued interest of $3,328. On March 9, 2012, the lender sold/assigned all rights and interest on the second debenture having a net book value of $24,500, plus $1,448 of accrued interest. See reference (11) which discusses the terms and conditions surrounding the new debentures issued upon extinguishment of the two originals as well as accounting treatment of the transactions.

(5)	The Company borrowed $50,000 in exchange for a convertible debenture. The lender may at any time convert any portion of the debenture to common shares at a 30% discount of the “Market Price” of the stock based on the average of the previous ten (10) days weighted average closing prices on the date prior to the notice of conversion. The Company may prepay the debenture plus accrued interest at any time before maturity. In addition, as further inducement for loaning the Company the funds, the Company granted the lender 50,000 and 100,000 warrants at $.25 and $.35 per share, respectively. As a result, the Company allocated fair market value (“FMV”) to both the BCF and to the warrants, or $34,472, which is recorded as a discount against the debenture. The Company accreted the discount to the convertible debenture through its maturity and recognize interest expense until paid in full or converted. Before discount, the Company determined the FMV of the warrants as $7,500 using the Black-Scholes valuation model.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	CONVERTIBLE DEBENTURES (continued)

(6)	The Company borrowed $300,000 in exchange for a convertible debenture. The Debenture bears 10% interest per annum. The lender may at any time convert any portion of the debenture to common shares at a 30% discount of the “Market Price” of the stock based on the average of the previous ten (10) days weighted average closing prices on the date prior to the notice of conversion. The Company may prepay the debenture plus accrued interest at any time before maturity. In addition, as further inducement for loaning the Company the funds, the Company granted the lender 300,000 and 600,000 warrants at $.25 and $.35 per share, respectively. As a result, the Company allocated fair market value (“FMV”) to both the BCF and to the warrants, or $206,832, which is recorded as a discount against the debenture. The Company will accrete the discount to the convertible debenture through its maturity and recognize interest expense until paid in full or converted. Before discount, the Company determined the FMV of the warrants as $45,000 using the Black-Scholes valuation model.

(7)	The Company borrowed $10,000 in exchange for a convertible debenture. The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4) deep highest closing bid prices over the preceding five (5) trading days. The Company valued the BCF of the convertible debenture at $4,286. The Company will accrete the discount to the convertible debenture and recognize interest expense through paid in full or converted. See Note 9. OTHER LIABILITIES, regarding additional $10,000 provided by lender to the Company.

(8)	The Company converted a note payable and related accrued interest of $39,724 into a convertible debenture. The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4) deep highest closing bid prices over the preceding five (5) trading days. The Company valued the BCF of the convertible debenture at $17,025. Because the debenture was issued and matured in the third quarter of 2011, the full amount of the discount, $17, 025 was accreted and recognized as interest expense during the period.

On February 10, 2012, the lender sold/assigned all rights and interest on the debenture having a net book value of $39,724, plus $1,552 of accrued interest. See reference (11) which discusses the terms and conditions surrounding the new debenture issued upon extinguishment of the original as well as accounting treatment of the transaction.

(9)	The Company entered a new debenture agreement upon sale/assignment of the original lender under the debenture as discussed in reference (2) above. Because the stated terms of the new debenture agreement are significantly different from the original debenture, including analysis of value of the beneficial conversion feature at the assignment/purchase date, the transaction is treated as extinguishment of the old debenture and recording of the new for accounting purposes. Because the debenture is being assigned/sold in installments, the Company is calculating and recognizing gain or loss on the extinguishment as it occurs. During the three months ended March 31, 2012, the new holder(lender) purchased $7,500 of the original $125,000 principal balance, and based on this transaction, the Company recorded a $4,286 loss on extinguishment.

The stated interest rate of the $7,500 debenture is 10% and the Company may prepay the debenture at any time in an amount equal to 150% of the principal and accrued interest. The conversion price under the debenture is $.000275 per share and the lender may convert at any time until the debenture plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender will be limited to maximum conversion of 4.99% of the outstanding Common Stock of the Company at any one time. The debenture and the shares referenced within the debenture may be assignable in whole or in part to a third party at any time during the term. As of March 31, 2012, the lender had assigned $5,500 under the debenture to four separate parties, and had converted $850 of the debenture to stock. See reference (10).

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(10)	This line is comprised of the assignment of $5,500 of the convertible debenture with the same stated terms and conditions equally to four separate parties. During the three months ended March 31, 2012, each converted $850 of the $1,375 assigned to them to stock for a combined principal balance remaining at quarter end of $2,100. Due to the smaller transaction amounts, these four debenture holders have been combined for presentation purposes.

(11)	The Company entered into three new debenture agreements upon sale/assignment of the original lenders under the debentures as discussed in references (4) and (8) above. Because the stated terms of the new debenture agreement and principal amounts are significantly different from the original debenture, including analysis of value of the beneficial conversion feature at the assignment/purchase date, the transactions are treated as extinguishment of the old debentures and recording of the new for accounting purposes. As a result of these three transactions, the Company recognized a combined loss on extinguishment of $71,577.

The new debentures were issued with the following terms and conditions: The stated interest rate of the debentures is 10% and the Company may prepay at any time in an amount equal to 150% of the principal and accrued interest. The conversion price under the debentures is $.000275 per share and the lender may convert at any time until the debenture plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender will be limited to maximum conversion of 4.99% of the outstanding Common Stock of the Company at any one time.

Convertible debentures as of December 31, 2011, are as follows:

					Period	Period
			Origination	Origination	End	End	Period End
Origination	Maturity	Interest	Princiapal	Discount	Principal	Discount	Debenture,
Date	Date	Rate	Balance	Balance	Balance	Balance	Net Balance	Ref.
10/4/2010	4/4/2011	5%	$20,635	$(20,635)	$12,647	$-	$12,647	(1)
11/27/2010	5/27/2011	10%	125,000	(53,571)	125,000	-	125,000	(2)
1/7/2011	11/11/2011	5%	76,000	(32,571)	48,000	-	48,000	(3)
2/10/2011	1/14/2011	8%	42,500	(42,500)	11,000	-	11,000	(4)
9/12/2011	6/14/2012	8%	37,500	(37,500)	37,500	(22,917)	14,583	(4)
3/9/2011	3/9/2012	10%	50,000	(34,472)	50,000	(6,607)	43,393	(5)
5/3/2011	5/5/2012	5%	300,000	(206,832)	300,000	(70,669)	229,331	(6)
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	(3,570)	6,430	(7)
9/8/2011	9/20/2011	10%	39,724	(17,016)	39,724	-	39,724	(8)

Totals					$633,871		$530,108

Reference numbers in right hand column of table entitled Ref. refer to paragraphs above the table.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	STOCK ISSUED FOR CONSULTING SERVICES

Pursuant to a consulting agreement for business advisory services, the Company issued or declared payable 2,247,298 restricted shares to a consultant or his designees for $14,600 of services for the three months ended March 31, 2012. The stock conversions price under the agreement is calculated as a weighted average for the month the services were granted at a 30% discount. To the same consultant or designees, the Company issued or declared payable 59,105 restricted shares for $11,489 of services.

For the three months ended March 31, 2012 the Company declared 441,405 restricted shares payable to a consultant for $9,400 in engineering services. The Company declared 1,389,077 to another consultant for $9,250 in business advisory services for the three months ended March 31, 2012. The number of shares was calculated based on the weighted average of shares outstanding for the period during the first quarter the services were rendered at a 30% discount.

On February 2, 2012, the Company entered into a consulting agreement for financial and public relations services. The term of the agreement is for twelve (12) months and either party may cancel the agreement with 30 days written notice. Payment shall be monthly beginning in March 2012, in the form of $10,000 cash, or $20,000 worth of common stock based on the weighted average of the Company’s stock for the month at a 30% discount. Payment in cash or stock is at the option of the Company. In addition, upon signing of the agreement, the Company was to issue 2,500,000 shares for services previously provided during the first quarter of 2012. The Company recognized $29,750 operating expense under this agreement for the first quarter of 2012 and 5,277,778 shares payable. Due to the guarantee stock value clause in the Agreement, the Company compared the value at the time the stock was granted with the value at the end of the quarter, and determined no need for accrual of additional shares payable to achieve the $20,000 market value to guarantee.

The Company converted $16,200 in design services payable for the three months ended March 31, 2012, into 600,000 restricted common stock based on the market value of the stock on the date of conversion.

From April 16, 2010, through December 31, 2010, the Company granted a combined 674,932 shares of restricted common stock to eight consultants pursuant to individual consulting agreements. The consulting services provided for include predominantly management advisory services in the areas of sales, marketing, public relations, financing, and business development. Grant of the stock was in lieu of payment for these services. The length of consulting services under the agreements ranges from completed during the second quarter of 2010 through one year from effective transaction date, or July 1, 2011. The majority of the agreements expired on December 31, 2010. The Company recorded the transactions at the fair market value of the stock on the effective date of each transaction. The Company recognized operating expense over the term of the agreements. Accordingly, for the three months ended March 31, 2011, the Company recognized $22,250 as operating expense under the agreements.

13.	CONVERSION OF ACCRUED PAYROLL TO STOCK

During the first quarter ended March 31, 2012, the Company converted $45,000 of accrued payroll from 2011 to 10,000,000 shares of restricted common stock at $.0045 per share. At the end of December 2011, the employee provided the Company the option to pay the amount due in cash or in stock if additional shares became authorized in the first quarter of 2012. The $.0045 conversion price was based on the market price on the effective date of agreement.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	INCOME TAXES

The components of the provision for income tax benefit are as follows for the three months ended:

	March 31, 2012	March 31, 2011
Current taxes
Federal	$—	$—
State	—	—
Current taxes	—	—
Change in deferred taxes	(93,698)	(93,639)
Change in valuation allowance	106,814	73,715

Provision for income tax expense (benefit)	$13,116	$(19,924)

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at March 31, 2012:

Deferred tax assets:
Equity based compensation	$21,743
Allowance for doubtful accounts	6,800
Depreciation and amortization timing differences	—
Net operating loss carryforward	1,716,254
On-line training certificate reserve	1,022
Total deferred tax assets	1,745,819
Valuation allowance	(1,710,619)

Deferred tax assets net of valuation allowance	35,200

Less deferred tax assets – non-current, net of valuation allowance	34,689

Deferred tax assets – current, net of valuation allowance	$511

The effective tax rate used for calculation of the deferred taxes as of March 31, 2012 was 34%. The Company has established a valuation allowance against deferred tax assets of $1,710,619 due to the uncertainty regarding realization, comprised primarily of a 98% reserve against the deferred tax assets attributable to the equity based compensation, a 100% reserve against the allowance for doubtful accounts, a 97% reserve against the net operating carryforward, and a 25% reserve against depreciation and amortization timing differences.

The significant differences between the statutory tax rate and the effective tax rates for the Company for the three months ended are as follows:

	March 31, 2012	March 31, 2011
Statutory tax rate benefit	—%	—%
Increase (decrease) in rates resulting from:
Net operating loss carryforward or carryback	(22)%	(32)%
Equity based compensation and loss	—%	—%
Book/tax depreciation and amortization differences	(1)%	—%
Change in valuation allowance	25%	25%
Other	—%	—%
Effective tax rate (benefit)	3%	(7)%

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	INCOME TAXES (continued)

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2011:

Deferred tax assets:
Equity based compensation	$21,743
Allowance for doubtful accounts	10,540
Depreciation and amortization timing differences	(4,389)
Net operating loss carryforward	1,623,065
On-line training certificate reserve	1,162
Total deferred tax assets	1,652,121
Valuation allowance	(1,603,805)

Deferred tax assets net of valuation allowance	48,316

Less deferred tax assets – non-current, net of valuation allowance	47,735

Deferred tax assets – current, net of valuation allowance	$581

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

15.	AUTHORIZATION OF PREFERRED STOCK

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

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16.	LEGAL

On June 23, 2011, a claim was filed in the U.S. District Court of Dallas County, Texas by the Estate of Christopher Logan. Amount of damages sought were not provided in the claim. The claim lists eight defendants of which the Company is one. The claim asserts Mr. Logan died breathing carbon monoxide while diving with a T80G medium duty compressor (“T80G”). The claim’s cites belief by the plaintiff that the T80G was sold by Brownie’s based on representations made by Keene Engineering, Inc. also a manufacturer of dive compressors and also listed as a defendant. The Company believes the representation is erroneous because Brownie’s does not sell the make/model cited in the claim, and Brownie’s compressors have the brand name forged into the die-casting on the head of each cylinder. Therefore, Brownie’s believes this claim is without merit, and anticipates being dismissed from the lawsuit. See Note 21. SUBSEQUENT EVENTS for update.

17.	JOINT VENTURE EQUITY EXCHANGE AGREEMENT

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

As of the three months ended March 31, 2012, PDC reported no pre-tax net profits. Therefore, there was no profit sharing applicable under the agreement for the period.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

18.	CHANGE IN CAPITAL STRUCTURE

On February 2, 2012, The Company Filed a Definitive Schedule 14C on February 2, 2012. The Information Statement advises shareholders of record as of January, 31, 2012, that the Company’s Board of Directors of the Company and a majority of stockholders’ of the Company approved (i) an increase in the number of authorized shares of common stock from 250,000,000 to 5,000,000,000, and (ii) a decrease in the par value per share of Common Stock from $.001 to $.0001. The effective date of these actions is set forth on or about February 22, 2012. In accordance with Securities and Exchange Commissions’ Staff Accounting Bulletin Topic 4 C. when a change in capital structure occurs after the period reporting date, but before release of the financial statements the Company must apply retroactive treatment to the financial statements to reflect the change. Accordingly, the Company restated the financial statements as of and for the year ended December 31, 2011, to reflect the change in par value and shares authorized. In addition, the par value change has been restated in the detail of the transactions in the Company’s Consolidated Statements of Stockholders’ Deficit.

19.	EQUITY INCENTIVE PLAN

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

20.	EQUITY BASED YEAR END BONUSES AND CONVERSION OF BOARD OF DIRECTORS’ LIABILITY

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

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

21.	SUBSEQUENT EVENTS

On or about May 3, 2012, the Company received notice of filing of an action in the Fifteen Judicial Circuit Court in West Palm Beach, Florida for breach of contract, conspiracy to commit securities fraud and injunctive relief against the Company and the note holder in Note 11. CONVERTIBLE DEBENTURES Ref (1). The Plaintiff is the second party referenced in Note 11. CONVERTIBLE DEBENTURES, Ref (1) who purchased the original debenture from the note holder. The principal amount outstanding excluding interest, on the debenture as of March 31, 2012 was approximately $12,700. The plaintiff is seeking damages in excess of $15,000, plus other fees. The Company believes this action is without merit, and intends to vigorously defend the action.

On or about April 27, 2012, the Company received default notice under its Mortgage Forbearance Agreement with an action to foreclose on the real property and assets of the Company underlying the mortgage. The lender has declared immediately due the full principal balance of $1,053,993, accrued interest in the amount of $5,018 through April 11, 2012, appraisal and late fees of $7,282, and $35,677 the lender advanced to satisfy delinquent property taxes not made by the Company. The Company is currently in negotiations with the lender to extend the Forbearance Agreement pursuant to terms and conditions forthcoming from the lender.

On April 18, 2012, the Company filed a Motion for Leave to Designate Responsible Third Parties on the Legal case discussed in Note 16. LEGAL. The Company motioned to have the Court designate the responsible third parties named by the Company in the Motion. Legal counsel advised the Company the court shall grant such a motion unless an objecting party establishes that the moving Defendants failed to plead sufficient facts to meet the pleading requirement of the Texas Rules of Civil Procedure. The Company believes the case is without merit and this latest motion will result in dismissal.

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

Results of Operations for the Three Months Ended March 31, 2012, As Compared To the Three Months Ended March 31, 2011

Net revenues. For the three months ended March 31, 2012, we had net revenues of $608,126 as compared to net revenues of $362,900 for the three months ended March 31, 2011, an increase of $245,226, or 67.57%. For the three months ended March 31, 2012, as compared to the same period in 2011, tankfill system and related sales increased approximately $180,000, hookah system and related sales increased approximately $66,000, and other product sales decreased approximately $500 as compared to the three months ended March 31, 2011. The Company attributes the increase in net revenues to sales and marketing efforts, and to consumers’ increased spending due to improving economic conditions.

Cost of net revenues. For the three months ended March 31, 2012, we had cost of net revenues of $472,546 as compared with cost of net revenues of $339,582 for the three months ended March 31, 2011, an increase of $132,964 or 39.16%. The increase in cost of net revenues during the first quarter of 2012, as compared to the first quarter of 2011, is primarily attributable to increase in net revenues. Other than an approximate 5% increase in material costs as a percentage of net revenues, all other costs of net revenues remained fairly constant. The 5% increase in material costs as a percentage of net revenues is primarily attributable to sales mix during the first quarter of 2012, as compared to the first quarter of 2011, with the material cost percentage higher on tankfill systems as compared to hookah systems.

Gross profit. For the three months ended March 31, 2012, we had a gross profit of $135,580 as compared to gross profit of $23,318 for the three months ended March 31, 2011, an increase of $112,262, or 481.44%. The increase in gross profit is primarily attributable to increase in net revenues.

Operating expenses. For the three months ended March 31, 2012, we had operating expenses of $439,948 as compared to operating expenses of $229,630 for the three months ended March 31, 2011, an increase of $210,318, or 91.59%. The $210,318 increase is comprised of an increase in selling, general, and administrative expenses of $229,019, net a $18,701 decrease in research and development expenses as compared to the same period in 2011. The increase in selling, general, and administrative expenses of $229,919 in the first quarter of 2012, is primarily due to $15,000 increase in non-employee Board of Directors’ fees, $125,001 amortization of equity based compensation (non-cash), and approximately $80,000 consulting and legal expense (non-cash), which there was only approximately $10,000 comparable expenses in first quarter of 2011. The decrease in research and development expenses is attributable to less payroll hours spent in this area in the first quarter ended 2012, as compared to the first quarter 2011.

Other expense, net. For the three months ended March 31, 2012, we had other expense, net of $123,717 as compared to other expense, net of $87,016 for the three months ended March 31, 2011, an increase of $36,701, or 42.18%. This account is comprised of other (income) expense, net, and interest expense. Other (income) expense, net, increased by $7,936 expense. Other (income) expense, net, is comprised of transactions that are generally of a non-recurring nature. Interest expense for the three months ended March 31, 2012, increased $28,765 over the three months ended March 31, 2011. The increase in interest expense of $28,765 is primarily attributable to an increase in the number of interest bearing convertible debentures and related accretion of discount in the first quarter of 2012, as compared to the same period in 2011.

Provision for income tax expense (benefit). For the three months ended March 31, 2012, we had a provision for income tax expense (benefit) of $13,116, as compared to a provision for income tax expense (benefit) of ($19,924) for the three months ended March 31, 2011, an increase in the provision for income tax expense of $33,040, or 165.83%. The increase in provision for income tax expense is primarily a result of the increase in valuation allowance against the deferred tax asset attributable to realization of the net operating loss carryforward.

Net loss. For the three months ended March 31, 2012, we had net loss of $441,201 as compared to net loss of $273,404 for the three months ended March 31, 2011, an increase of $167,797, or 61.37%. The increase in net loss is attributable to a $210,318 increase in operating expenses, $36,701 increase in other expense, net, and $33,040 increase in provision for income tax expense, which was partially offset by a $112,262 increase in gross profit.

Liquidity and Capital Resources

As of March 31, 2012, the Company had cash and current assets (primarily consisting of inventory) of $724,087 and current liabilities of $2,679,000 or a current ratio of .27 to 1. This represents a working capital deficit of $1,954,913. As of December 31, 2011, the Company had cash and current assets of $796,051 and current liabilities of $2,698,631 or a current ratio of .30 to 1. As of December 31, 2010, the Company had cash and current assets of $620,270 and current liabilities of $997,034, or a current ratio of .62 to 1.

The accompanying consolidated financial statements included herein have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. However, we have incurred losses since 2009, and expect to have losses through 2012. We have had a working capital deficit since 2009. Although cured effective the fourth quarter 2010, the Company defaulted on its first mortgage in the third quarter of 2010, which resulted in an automatic default on its second mortgage, and was restructured with a forbearance agreement with a maturity date of May 22, 2012, further discussed in Note 10. NOTES PAYABLE. See also Note. 21. SUBSEQUENT EVENTS for discussion of default notice received under the Forbearance Agreement on or about April 17, 2012.

In addition, the Company is behind on payments due for payroll taxes and withholding, matured convertible debentures, related party notes payable, accrued liabilities and interest –related parties, a note payable due an unrelated party, and certain vendor payables. While the Company has received no formal notices of default related to these matters it has not been able to resolve, it is working out these matters on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue. Payment delinquencies are further addressed in Note 6. RELATED PARTIES TRANSACTIONS, Note 8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES, Note 9. OTHER LIABILITIES, Note 10. NOTES PAYABLE, and Note 11. CONVERTIBLE DEBENTURES.

During the fourth quarter of 2011, the Company formed a joint venture with one dive entity, and in the first quarter of 2012, purchased of the assets of another, with assumption of their retail location lease. The Company accomplished both transactions predominantly through issuance of the restricted common stock in BWMG. The Company believes these transactions will allow us to generate enough sales to supply us with sufficient working capital in the future. See Note 17. JOINT VENTURE EQUITY TRANSACTION and Note 7. ASSET PURCHASE for further discussion of these transactions. However, the Company does not expect that existing cash flow will be sufficient to fund presently anticipated operations beyond the second quarter of 2012. This raises substantial doubt about our ability to continue as a going concern. We will need to raise additional funds and are currently exploring alternative sources of financing. We have issued a number of convertible debentures as an interim measure to finance our working capital needs as discussed in Note 11. CONVERTIBLE DEBENTURES and may continue to raise additional capital through sale of restricted common stock or other securities. We have implemented some cost saving measures and will continue to explore more to reduce operating expenses.

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

We incurred a net loss of approximately $440 thousand in the first quarter of 2012. We incurred net losses of approximately $3.87 million in 2011, and $1.19 million in 2010. We anticipate these losses will continue for the foreseeable future. Additionally, the Company has negative cash flows from operations, negative working capital, is behind on payments due for payroll taxes and withholding, matured convertible debentures, property taxes, related party notes payable, accrued liabilities and interest –related parties, a note payable due an unrelated party, and certain vendor payables. In April 2012, the Company received a default notice under its Forbearance Agreement on the mortgage underlying the Company’s real estate. Other than the Forbearance Agreement default notice, the Company had no other notices of default to address, and is working out all matters of delinquency on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue. This raises a substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon generating working capital and obtaining adequate new debt or equity financing. Because of our continuing losses, we may not have working capital to permit us to remain in business through the end of the year, without improvements in our cash flow from operations or new financing. Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses.

The optional conversion features of a series of convertible debentures issued by the Company could require the Company to issue a substantial number of shares of common stock, which will cause dilution to the Company’s stockholders and a potentially negative effect on our stock price.

Since October 4, 2010 the Company has issued convertible debentures to several lenders and other third parties. At March 31, 2012 the outstanding principal balance of these debentures was approximately $640,000. The debentures convert under various conversion formulas, all of which are at a significant discount to market price of our common stock. As of May 1, 2012, the debentures are convertible into approximately 1,100,000,000 shares of Common Stock. The conversion of any of the debentures will result in the issuance of a significant number of shares of our common stock which will cause dilution to our existing shareholders. Furthermore, the conversion at a significant discount to the market price of our common stock may have a negative effect on our stock price. See Note 11. Convertible Debentures to our consolidated financial statements included herein.

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

Not Applicable to Smaller Reporting Company.

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

The specific weakness identified by our management was a lack of a timely review by corporate management. The weakness is principally due to lack of working capital to retain the legal, accounting and external audit services, which are integral to the Company’s process for timely disclosure and financial reporting. This deficiency resulted in failure to timely file Form 8-Ks relating to convertible debenture agreements executed in the first quarter of 2012, as well as issuance of 10,000,000 shares of restricted stock in satisfaction of $45,000 accrued payroll from 2011. The convertible debenture and conversion of accrued payroll transactions are discussed below in Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, and is disclosed in the notes to the Company’s Financial Statements for the period covered by this report included herein.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On or about May 3, 2012, the Company received notice of filing of an action in the Fifteen Judicial Circuit Court in West Palm Beach, Florida for breach of contract, conspiracy to commit securities fraud and injunctive relief against the Company and the note holder in Note 11. CONVERTIBLE DEBENTURES Ref (1) of the Unaudited Notes to the Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2012, included herein. The Plaintiff is the second party referenced in Note 11. CONVERTIBLE DEBENTURES, Ref (1) who purchased the original debenture from the note holder. The principal amount outstanding, excluding interest, on the debenture as of March 31, 201,2 was approximately $12,700. The Plaintiff is seeking damages in excess of $15,000, plus other fees. The Company believes this action is without merit, and intends to vigorously defend the action.

On April 18, 2012, the Company filed a Motion for Leave to Designate Responsible Third Parties on the Legal case discussed in Note 16. LEGAL of the Unaudited Notes to the Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2012, included herein. The Company motioned to have the Court designate the responsible third parties named by the Company in the Motion. Legal counsel advised the Company the court shall grant such a motion unless an objecting party establishes that the moving Defendants failed to plead sufficient facts to meet the pleading requirement of the Texas Rules of Civil Procedure. The Company continues to believe the case against the Company is without merit and this latest motion will result in dismissal.

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

Pursuant to a consulting agreement for business advisory services, the Company issued or declared payable 2,247,298 restricted shares to a consultant or his designees for $14,600 of services for the three months ended March 31, 2012. The stock conversion price under the agreement is calculated as a weighted average for the month the services were granted at a 30% discount. To the same consultant or designees, the Company issued or declared payable 59,105 restricted shares for $11,489 of services.

For the three months ended March 31, 2012 the Company declared 441,405 restricted common shares payable to a consultant for $9,400 in engineering services. The number of shares was calculated based on the weighted average of shares outstanding for the period during the first quarter the services were rendered at a 30% discount.

The Company declared 1,389,077 shares of restricted common stock payable to a consultant for $9,250 in business advisory services for the three months ended March 31, 2012. The number of shares was calculated based on the weighted average of shares outstanding for the period during the first quarter the services were rendered at a 30% discount.

On March 20, 2012, the Company issued 2,787,156 shares of restricted common stock in full satisfaction of the $50,000 principal balance outstanding under a $50,000 convertible debenture. The conversion price per the terms of the debenture was 30% discount of the “Market Price” of the stock based on the average of the previous ten (10) days weighted average closing prices on the date prior to the notice of conversion.

On March 19, 2012, the Company issued 9,629,629 restricted shares of common stock to employees, consultants, and non-employee Board of Directors for $215,000 of bonuses and $45,000 of non-employee Board of Directors’ fees. The bonuses for 2011 services, and conversion to stock of the 2011 Board of Directors’ fees were declared on March 6, 2012. The restricted common stock was issued at $.027, the closing price of the stock on March 5, 2012.

On March 12, 2012, the Company issued 2,200,000 shares of restricted common stock for $59,400 pursuant to Asset Purchase Agreement entered into on February 3, 2012. The stock issuance price was based on the market value of the stock on the date of the Agreement.

On March 8, 2012, the Company converted $45,000 accrued payroll from 2011 to 10,000,000 shares of restricted common stock. The conversion price was $.00045, the price of the stock in late December when the Board of Directors and the employee agreed the Company could at its option either pay the liability in cash or satisfy in stock if during the first quarter of 2012, shares became available for conversion.

On February 10, 2012, the lender of a $125,000 convertible debenture to the Company entered into an agreement with a third party to sell/assign the $125,000 principal balance, plus accrued interest. The purchase will be in installments with transfer/assignment of the debenture upon payment, referred to as “Closings”. The First

Closing was on or about February 15, 2012, for $7,500, with that amount assigned/transferred. The Second Closing will occur 90 days after the first closing for $11,500 paid/assigned. All subsequent closing’s will be for $11,500 and occur in 30 day increments after the Second Closing. This will continue until the full principal balance of $125,000, plus accrued interest has been purchased/assigned. The stated interest rate of the $7,500 debenture is 10% and the Company may prepay the debenture at any time in an amount equal to 150% of the principal and accrued interest. The conversion price under the debenture is $.000275 per share and the lender may convert at any time until the debenture plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender will be limited to maximum conversion of 4.99% of the outstanding common stock of the Company at any one time. The debenture and the shares referenced within the debenture may be assignable in whole or in part to a third party at any time during the term. Through March 31, 2011, the Company had issued and reserved 1,000,000,000 shares of restricted common stock related to this debenture. As of March 31, 2012, the lender had assigned $5,500 under the debenture to four separate parties. This lender plus the four other parties converted a combined $4,250 of the convertible debenture to 15,454,545 shares unrestricted common stock. A legal opinion regarding issuance of the shares without restrictive legend accompanied the presentment of the notice of conversion to the Company’s transfer agent. Accordingly, the shares were issued without restrictive legends.

On February 7, 2012, and March 9, 2012, the lender referred to in the following paragraph sold/assigned all rights and interests in other two other convertible debentures of the Company they held. The first debenture had outstanding principal balance of $11,000 plus accrued interest of $3,328, and the second debenture had outstanding principal balance of $37,500, plus $1,448 of accrued interest. The principal balances under the new restated convertible debentures is $16,000 on the first and $56,250 on the second. The stated interest rate of the debentures is 10% and the Company may prepay at any time in an amount equal to 150% of the principal and accrued interest. The conversion price under the debentures is $.000275 per share and the lender may convert at any time until the debenture plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender will be limited to maximum conversion of 4.99% of the outstanding Common Stock of the Company at any one time. Through March 31, 2011, the Company had issued and reserved 1,000,000,000 shares of restricted common stock related to these debentures. The new lender converted $600 of the first debenture to 2,181,818 shares of unrestricted common stock. A legal opinion regarding issuance of the shares without restrictive legend accompanied the presentment of the notice of conversion to the Company’s transfer agent. Accordingly, the shares were issued without restrictive legends.

On February 10, 2012, the lender of a $39,724 convertible debenture to the Company entered into an agreement with a third party to sell/assign the $39,724 principal balance, plus $1,522 accrued interest. The party which purchased the debenture is the same party referred to in the preceding paragraph, which purchased two other debentures. The principal balance under the new restated convertible debenture is $39,724. The stated interest rate of the debentures is 10% and the Company may prepay at any time in an amount equal to 150% of the principal and accrued interest. The conversion price under the debentures is $.000275 per share and the lender may convert at any time until the debenture plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender will be limited to maximum conversion of 4.99% of the outstanding Common Stock of the Company at any one time.

On February 2, 2012, the Company entered into a consulting agreement for financial and public relations services. The term of the agreement is for twelve (12) months and either party may cancel the agreement with 30 days written notice. Payment shall be monthly beginning in March 2012, in the form of $10,000 cash, or $20,000 worth of restricted common stock based on the weighted average of the Company’s stock for the month at a 30% discount. Payment in cash or stock is at the option of the Company. In addition, upon signing of the agreement, the Company was to issue 2,500,000 shares for services previously provided during the first quarter of 2012. The Company recognized $29,750 operating expense under this agreement for the first quarter of 2012 and 5,277,778 shares of common stock payable.

On or around February 1, 2012, the Company borrowed $37,500 in exchange for a convertible debenture. The debenture is dated December 19, 2011 on the executed documents, but the transaction and funding did not occur until February 2012. The debenture bears 8% interest per annum and matures on June 14, 2012. The interest rate on the debenture will revert to 22% per annum upon nonpayment of any amounts when due. Beginning 180 days after the date of the debenture, the lender may convert the note to common shares at a 42% discount of the “Market Price” of the stock based on the average of the lowest three (3) closing bid prices on the date prior to the notice of conversion. In addition, if the Company grants a lower price for common stock purchase or conversion to anyone else during the term of this agreement, the lender’s conversion price will be adjusted downward to the same. Since as of March 31, 2011, the Company has another outstanding debenture with a conversion price to common shares at $.001, this conversion price would also apply to this debenture. The lender cannot convert an amount greater than 4.99% of the outstanding common stock at any one time. The Company may prepay the debenture at any time before maturity at graduated amounts depending on the date of prepayment ranging from 130% to 150% of the debenture balance plus accrued and unpaid interest. There is a $2,000 per day penalty for not timely delivering shares upon conversion notice. The Company is also required to maintain a reserve of shares sufficient to cover the lender’s conversion to common stock of the total amount of the debenture. The Company has issued and reserved 185,000,000 shares through March 31, 2012, related to this debenture.

Item 3. Defaults Upon Senior Securities

None.

Item 4. MINE SAFETY DISCLOSURE

None.

Item 5. Other Information

On or about April 27, 2012, the Company received default notice under its Mortgage forbearance agreement with an action to foreclose on the real property and assets of the Company underlying the mortgage. The lender has declared immediately due the full principal balance of $1,053,993, accrued interest in the amount of $5,018 through April 11, 2012, appraisal and late fees of $7,282, and $35,677 the lender advanced to satisfy delinquent property taxes not made by the Company. The Company is currently in negotiations with the lender to extend the forbearance agreement pursuant to terms and conditions forthcoming from the lender.

Item 6. Exhibits

Exhibit No.	Description	Location
2.2	Merger Agreement, dated June 18, 2002 by and among United Companies Corporation, Merger Co., Inc. and Avid Sportswear & Golf Corp.	Incorporated by reference to Exhibit 2.02 Amendment No. 1 to Form S-4 filed June 24, 2002.
2.3	Articles of Merger of Avid Sportswear & Golf Corp. with and into Merger Co., Inc.	Incorporated by reference to Exhibit 2.03 Amendment No. 1 to Form S-4 filed June 24, 2002.
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of 10-Q for the quarter ended September 30, 2009 filed on November 13, 2009.
3.4	Designation of Series A Preferred Stock	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on April 27, 2011.
3.5	Bylaws	Incorporated by reference to Exhibit 3.04 to the Registration Statement on Form 10-SB.
5.1	2007 Stock Option Plan	Incorporated by reference to the appendix to the Company's Definitive Information Statement on Schedule 14C filed July 31, 2007.
31.1 31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith. Provided herewith.
32.1	Certification Pursuant to Section 1350	Provided herewith.
32.2 101	Certification Pursuant to Section 1350 XBRL Interactive Data File **	Provided herewith. Provided herewith.

** Attached as Exhibit 101 to this report are the following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed "filed" or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 21, 2012	Brownie’s Marine Group, Inc.

By: /s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer

