Form 10-Q
period 2012-06-30
Brownie's Marine Group, Inc
filed 2012-08-20
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.

Commission File No. 333-99393

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

There were 176,607,399 shares of common stock outstanding as of August 7, 2012

PART I

Item 1. Financial Statements

Financial Information

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31,
	(Unaudited)	2011
ASSETS

Current assets
Cash	$34,228	$27,182
Accounts receivable, net of $25,000 and $31,000 allowance for doubtful accounts, respectively	54,037	8,134
Accounts receivable - related parties	59,796	52,043
Inventory	531,785	621,818
Prepaid expenses and other current assets	130,354	86,293
Deferred tax asset, net - current	563	581
Total current assets	810,763	796,051

Property, plant and equipment, net	1,143,104	1,106,663

Deferred tax asset, net - non-current	34,257	47,735
Other assets	31,523	27,635

Total assets	$2,019,647	$1,978,084

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$581,874	$635,378
Customer deposits and unearned revenue	49,025	95,164
Royalties payable - related parties	128,704	120,785
Other liabilities	67,003	13,320
Other liabilities and accrued interest - related parties	21,017	8,990
Convertible debentures, net	618,837	530,108
Notes payable - current portion	1,065,615	1,087,307
Notes payable - related parties - current portion	218,856	207,579
Total current liabilities	2,750,931	2,698,631

Long-term liabilities
Notes payable - long-term portion	21,692	—
Notes payable - related parties - long-term portion	482	41,854

Total liabilities	2,773,105	2,740,485

Commitments and contingencies

Stockholders' deficit
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding	425	425
Common stock; $0.0001 par value; 5,000,000,000 shares authorized; 3,289,121,180 and 61,466,516 shares issued, respectively; 130,922,499 and 47,923,336 shares outstanding, respectively	13,092	4,792
Common stock payable; $0.0001 par value; 5,966,286 and 10,328,358 shares, respectively	597	1,032
Prepaid equity based compensation	(387,496)	(637,498)
Additional paid-in capital	6,638,497	6,144,943
Accumulated deficit	(7,018,573)	(6,276,095)
Total stockholders' deficit	(753,458)	(762,401)

Total liabilities and stockholders' deficit	$2,019,647	$1,978,084

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net revenues
Net revenues	$546,028	$436,151	$992,088	$645,657
Net revenues - related parties	204,461	161,043	366,527	314,437
Total net revenues	750,489	597,194	1,358,615	960,094

Cost of net revenues
Cost of net revenues	467,723	383,298	929,179	713,759
Royalties expense - related parties	21,574	14,728	32,664	23,849
Total cost of net revenues	489,297	398,026	961,843	737,608

Gross profit	261,192	199,168	396,772	222,486

Operating expenses
Selling, general and administrative	487,560	391,963	925,631	601,013
Research and development costs	7,831	16,326	9,708	36,906
Total operating expenses	495,391	408,289	935,339	637,919

Loss from operations	(234,199)	(209,121)	(538,567)	(415,433)

Other expense, net
Other (income) expense, net	(3,830)	(3,379)	978	(6,507)
Interest expense	68,754	150,944	185,529	237,274
Interest expense - related parties	1,774	2,085,996	3,908	2,089,810
Total other expense, net	66,698	2,233,561	190,415	2,320,577

Net loss before provision for income taxes	(300,897)	(2,442,682)	(728,982)	(2,736,010)

Provision for income tax expense (benefit )	380	16,981	13,496	(2,943)

Net loss	$(301,277)	$(2,459,663)	$(742,478)	$(2,733,067)

Basic loss per common share	$(0.00)	$(0.19)	$(0.01)	$(0.21)
Diluted loss per common share	$(0.00)	$(0.19)	$(0.01)	$(0.21)

Basic weighted average common shares outstanding	84,261,471	13,010,738	102,186,141	12,969,277
Diluted weighted average common shares outstanding	84,261,471	13,010,738	102,186,141	12,960,277

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

							Prepaid	Additional		Total
	Common stock		Preferred		Common stock payable		Equity based	paid-in	Accumulated	stockholders'
	Shares	Amount	Stock Shares	Amount	Shares	Amount	compensation	capital	deficit	deficit

Balance, December 31, 2011	47,923,336	$4,792	425,000	$425	10,328,358	$1,032	$(637,498)	$6,144,943	$(6,276,095)	$(762,401)

Issuance of stock payable from prior prior reporting periods	10,328,358	1,032	—	—	(10,328,358)	(1,032)	—	—	—	—

Stock granted for consulting, legal, and other professional services	2,546,765	255			7,408,791	741		78,204		79,200

Discounts on convertible debentures								37,500		37,500

Stock issued for assets purchased from Florida Dive Industries, Inc.	2,200,000	220	—	—	—	—	—	59,180		59,400

Amortization of prepaid equity based compensation							125,001			125,001

Conversion of convertible debentures to stock	20,423,519	2,043						52,808		54,851

Extinguishment of convertible debentures								45,161		45,161

Stock issued for accrued payroll	10,000,000	1,000						44,000		45,000

Net loss									(441,201)	(441,201)

Balance, March 31, 2012 (Unaudited)	93,421,978	$9,342	425,000	$425	7,408,791	$741	$(512,497)	$6,461,796	$(6,717,296)	$(757,489)

Issuance of stock payable from prior prior reporting periods	7,408,791	741	—	—	(7,408,791)	(741)	—	—	—	—

Stock granted for consulting, legal, and other professional services	3,165,103	317	—	—	687,127	69	—	98,341	—	98,727

Equity based compensation to Chief Executive Officer	—	—	—	—	1,797,676	179	—	35,535	—	35,714

Stock for equity investment	—	—	—	—	666,667	67	—	4,933	—	5,000

Amortization of prepaid equity based compensation	—	—	—	—	—	—	125,001	—	—	125,001

Issuance of stock for accrued interest on settled convertible debenture	602,009	60	—	—	—	—	—	5,334	—	5,394

Conversion of convertible debentures to stock	26,324,618	2,632	—	—	—	—	—	7,507	—	10,139

Equity based compensation for exclusivity pursuant to agreement with Precision Paddleboards, Inc.	—	—	—	—	148,149	15	—	5,318	—	5,333

Conversion of short-term loan to stock	—		—	—	2,666,667	267	—	19,733	—	20,000

Net loss	—	—	—	—	—	—	—	—	(301,277)	(301,277)

	130,922,499	$13,092	425,000	$425	5,966,286	$597	$(387,496)	$6,638,497	$(7,018,573)	$(753,458)

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(742,478)	$(2,733,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,239	17,477
Change in deferred tax asset, net	13,496	(2,943)
Equity based compensation for consulting and legal services	177,927	20,252
Equity based compensation for product exclusivity	5,333	—
Accretion of convertible debenture discounts	113,017	165,666
Conversion of debt to equity, interest expense - related party	—	2,082,500
Stock payable to chief executive officer for compensation	35,714	—
Amortization of prepaid equity based compensation expense	250,002	154,086
Stock issued for supplies and other expensed items	9,360	—
Loss on extinguishment of convertible debentures	79,565	—
Gain on forgiveness of legal accrual	(95,054)	—
Gain on sale of fixed asset	—	(5,000)
Changes in operating assets and liabilities:
Change in accounts receivable, net	(45,903)	(31,776)
Change in accounts receivable - related parties	(7,753)	(32,896)
Change in inventory	98,473	28,985
Change in prepaid expenses and other current assets	(44,061)	(26,996)
Change in other assets	(3,888)	—
Change in accounts payable and accrued liabilities	98,242	56,215
Change in customer deposits and unearned revenue	(46,139)	(8,685)
Change in other liabilities	39,897	(10,418)
Change in other liabilities and accrued interest - related parties	12,027	749
Change in royalties payable - related parties	7,919	18,381
Net cash used in operating activities	(23,065)	(307,470)

Cash flows from investing activities:
Sale of fixed assets	—	5,000
Purchase of fixed assets	(16,080)	—
Net cash (used in) provided by investing activities	(16,080)	5,000

Cash flows from financing activities:
Proceeds from borrowing on convertible debentures	133,224	392,500
Proceeds from short-term loans	37,000	500
Principal payments on short-term loans	(3,214)
Proceeds from equity investment	5,000	—
Proceeds from borrowings on notes payable	—	35,764
Principal payment on convertible debentures	(95,724)	—
Principal payments on note payable - related party	(30,095)	—
Principal payments on notes payable	—	(1,950)
Net cash provided by financing activities	46,191	426,814

Net change in cash	7,046	124,344

Cash, beginning of period	27,182	4,171

Cash, end of period	$34,228	$128,515

Supplemental disclosures of cash flow information:
Cash paid for interest	$58,111	$54,154

Cash paid for income taxes	$—	$—

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
Supplemental disclosures of non-cash investing activities and future operating activities:

Convertible debenture issued for prepaid inventory	$—	$76,000

Discounts on convertible debentures	$37,500	$468,500

Stock and additional paid-in capital for assets purchased from Florida Dive Industries, Inc.	$50,040	$—

Conversion of convertible debentures to stock	$64,990	$2,900

Conversion of accrued payroll to stock	$45,000	$—

Conversion of accrued interest on convertible debentures to stock	$11,692	$—

Preferred stock issued for conversion of note-payable related party	$—	$42,500

Stock issued for prepaid inventory	$—	$38,000

Write-off of fully depreciated asset sold	$—	$20,938

Issuance of stock in consideration of personal guarantees - related party	$—	$1,000,000

Conversion of short-term loan to stock	$20,000	$500

Equity based compensation vesting to Chief Executive Officer	$35,714	$—

Equity based compensation vesting for exclusivity pursuant to agreement with Precision Paddleboards, Inc.	$5,333	$—

See Accompanying Unaudited Notes to Consolidated Financial Statements

ROWNIE’S MARINE GROUP, INC.

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

Going Concern –The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. We have incurred losses since 2009, and expect to have losses in 2012. We have had a working capital deficit since 2009. Although cured effective the fourth quarter 2010, the Company defaulted on its first mortgage in the third quarter of 2010, which resulted in an automatic default on its second mortgage, and was restructured with a forbearance agreement with a maturity date of May 22, 2012. The Company was notified of default under the Forbearance Agreement on or around April 27, 2012.. See Note 10. NOTES PAYABLE for further discussion related to the mortgage and Forbearance Agreement. See Note 22. SUBSEQUENT EVENT for update on mortgage foreclosure and sale of real estate.

In addition, the Company is behind on payments due for payroll taxes and withholding, matured convertible debentures, related party notes payable, property taxes, accrued liabilities and interest –related parties, and certain vendor payables. While the Company has received no formal notices of default related to these matters (other than the Forbearance Agreement default notice referred to in previous paragraph) it has not been able to resolve, it is working out these matters on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue. Payment delinquencies are further addressed in Note 6. RELATED PARTIES TRANSACTIONS, Note 8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES, Note 9. OTHER LIABILITIES, Note 10. NOTES PAYABLE, and Note 11. CONVERTIBLE DEBENTURES.

ROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Description of business and summary of significant accounting policies (continued)

Going Concern (continued) – During the fourth quarter of 2011, the Company formed a joint venture with one dive entity, and in the first quarter of 2012, purchased the assets of another, with assumption of their retail location lease. The Company accomplished both transactions predominantly through issuance of restricted common stock in BWMG. The Company believes these transactions will help generate enough sales to supply sufficient working capital in the future. See Note 17. JOINT VENTURE EQUITY TRANSACTION and Note 7.ASSET PURCHASE for further discussion of these transactions. However, the Company does not expect that existing cash flow will be sufficient to fund presently anticipated operations beyond the third quarter of 2012. This raises substantial doubt about BWMG’s ability to continue as a going concern. The Company will need to raise additional funds and is currently exploring alternative sources of financing. We have issued a number of convertible debentures as an interim measure to finance our working capital needs as discussed in Note 11. CONVERTIBLE DEBENTURES and may continue to raise additional capital through sale of restricted common stock or other securities. We are paying for many legal and consulting services with restricted stock to maximize working capital. We have implemented some cost saving measures and will continue to explore more to reduce operating expenses.

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

ROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Description of business and summary of significant accounting policies (continued)

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which occur. Advertising and trade show expense incurred for the three months ended June 30, 2012, and 2011, was $9,251 and $9,055, respectively. Advertising and trade show expense incurred for the six months ended June 30, 2012, and 2011, was $14,264 and $14,471, respectively.

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

ROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Description of business and summary of significant ACCOUNTING policies (continued)

Stock-based compensation (continued) – For the three and six months ended June 30, 2012, the Company amortized prepaid equity based compensation for personal guarantees of related party on debt, and for the three months ended June 30, 2012, the company recorded additional compensation expense to the Chief Executive Officer payable in stock when vested. See Note 6. RELATED PARTY TRANSACTIONS for further discussion. For the three and six months ended June 30, 2012, and 2011, the company granted stock for consulting services. See Note 12. STOCK ISSUED FOR CONSULTING, LEGAL AND OTHER PROFESSIONAL SERVICES. In addition, on March 6, 2012, the Company authorized year end 2011 equity based bonuses for some employees, board of directors, and consultants, as well as payment of amounts due the non-employee Board of Directors for service on the Board from April 1 to December 31, 2012. See Note 20. EQUITY BASED YEAR END BONUSES AND CONVERSION OF BOARD OF DIRECTORS’ LIABILITY for further information. Similarly, on March 8, 2012, the Company issued 10,000,000 shares of stock to an employee in satisfaction of $45,000 of accrued payroll from 2011. Lastly, for the three months ended June 30, 2012, the Company recognized $5,333 sales, general and administrative expense for exclusivity pursuant to strategic alliance agreement payable in stock when vested. See Note 21. STRATEGIC ALLIANCE AGREEMENT for further discussion.

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

Earnings per common share – Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. All common stock equivalent shares were excluded in the computation for the three months ended June 30, 2012, and 2011, since their effect was antidilutive.

New accounting pronouncements – In July 2012, the Financial Accounting and Standards Board (FASB) issued Accounting Standards Update (“ASU”) ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 addresses valuation of indefinite-lived intangible assets other than goodwill, and allows an entity the option to first assess qualitative factors to determine whether it is more likely than not that impairment has occurred. If an entity determines it is not likely that impairment has occurred no further action is necessary. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company elected early adoption of ASU 2012-02 during the second quarter of 2012 without impact to financial condition, results of operations, or cash flows

ROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	INVENTORY

Inventory consists of the following as of:

	June 30, 2012	December 31, 2011

Raw materials	$341,489	$385,497
Work in process	—	—
Finished goods	190,296	226,321
	$531,785	$621,818

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets totaling $130,354 at June 30, 2012, consists of $99,244 of prepaid inventory, and $24,370 of prepaid insurance, $3,240 prepaid rent,

Prepaid expenses and other current assets totaling $86,293 at December 31, 2011, consists of $74,800 of prepaid inventory, and $11,493 of prepaid insurance.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of:

	June 30, 2012	December 31, 2011

Building, building improvements, and land	$1,224,962	$1,224,962
Furniture, fixtures, vehicles and equipment	162,608	104,928
	1,387,570	1,329,890
Less: accumulated depreciation and amortization	(244,466)	(223,227)
	$1,143,104	$1,106,663

5.	CUSTOMER CREDIT CONCENTRATIONS

The Company sells to three entities owned by the brother of Robert Carmichael, the Company’s Chief Executive officer as further discussed in Note 6 – RELATED PARTIES TRANSACTIONS. Combined sales to these entities for the three months ended June 30, 2012 and 2011, represented 26.65% and 26.97%, respectively, of total net revenues. Combined sales to these entities for the six months ended June 30, 2012 and 2011, represented 26.65% and 32.71%, respectively, of total net revenues. Sales to no other customers represented greater than 10% of net revenues for the three or six months ended June 30, 2012 and 2011.

ROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	RELATED PARTIES TRANSACTIONS

Notes payable – related parties

Notes payable – related parties – consists of the following as of June 30, 2012:

Promissory note payable to the Chief Executive Officer of the Company, unsecured, bearing interest at 7.5% per annum, due in monthly principal and interest payments of $7,050, maturing on August 1, 2013.	$219,338

Less amounts due within one year	218,856

Long-term portion of notes payable – related parties	$482

As of June 30,2012, principal payments on the notes payable – related parties are as follows:

2012	$179,543
2013	39,795
2014	—
2016	—
2016	—
Thereafter	—

$219,338

As of June 30, 2012, the Company was approximately twenty-two months in arrears on payments due under the Note payable to the Chief Executive Officer. No default notice has been received and the Company plans to make payments as able. See Other liabilities and accrued interest– related parties within this Note for the related accrued interest in arrears. On April 21, 2011, the Company issued 425,000 shares of preferred stock, designated as Series “A” Convertible Preferred Stock, to Robert Carmichael in consideration for forgiveness of $42,500 due under the Note payable to Chief Executive Officer. The Series “A” Convertible Preferred Stock may be converted to common stock at a rate of $.01 per share, or 42,500,000 shares of common stock. The fair market value per common share upon which the transaction was based was $.05. Accordingly, the Company recognized $2,082,500 as interest expense – related party as part of the transaction.

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

ROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	RELATED PARTY TRANSACTIONS (continued)

Net revenues and accounts receivable – related parties – The Company sells products to three entities, Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers. Combined net revenues from these entities for three months ended June 30, 2012, and 2011, was $198,960 and $161,043 respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at June 30, 2012, was $41,647, $3,280, and $13,600, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2011, was $27,247, $12,348, and $8,457, respectively. Accounts receivable from the Company’s Chief Executive Officer as of June 30, 2012 and December 31, 2011, was $0 and $3,991, respectively. Accounts Receivable from Pompano Dive Center was $1,269 at June 30, 2012. Sales to Pompano Dive Center for the three and six months ended were $ 1,625 and $4,108, respectively. See Note 17 JOINT VENTURE EQUITY EXCHANGE AGREEMENT.

Royalties expense – related parties – The Company has Non-Exclusive License Agreements with 940 Associates, Inc. (hereinafter referred to as “940A”), an entity owned by the Company’s Chief Executive Officer, to license product patents it owns. Under the terms of the license agreements effective January 1, 2005, the Company pays 940A $2.00 per licensed product sold, rates increasing 5% annually. Also with 940A, the Company has an Exclusive License Agreement to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. Based on this license agreement, the Company pays 940A 2.5% of gross revenues per quarter. Total royalty expense for the above agreements for three months ended June 30, 2012, and 2011, is disclosed on the face of the Company’s Consolidated Statements of Operations. As of June 30, 2012, the Company was approximately twenty-six months in arrears on royalty payments due. No default notice has been received and the Company plans to make payments as able.

Non-Employee Board of Directors – Non-employee Board of Director (BOD) compensation is $2,500 per month. Non-Employee BOD fees for the three and six months ended June 30, 2012 were $7,500 and $15,000, respectively. One of the two non-employee Board of Directors (“BOD”), Wesley Armstrong, of the three person BOD, which included the Chief Executive Officer, resigned his position on April 18, 2012. .. As of June 30, 2012, none of the $22,500 accrued BOD fees had been paid. Because the remaining non-employee BOD, Mikkel Pitzner, now accounts for 50% of the BOD, the Company reclassified him to related party as of April 2012. See Other liabilities and accrued interest - related parties below for inclusion of the $15,000 payable to him as of June 30, 2102. Prior to April 2012, the two non-employee BOD were not classified as related parties. The $7,500 payable to the non-employee director that resigned is included in other liabilities at June 30, 2012. On June 20, 2012, Mr. Pitzner converted a $20,000 short-term loan to 2,666,667 restricted shares payable per BOD consent. Conversion price per share was $.0075, which was the same price granted to another unrelated equity investor.

Patent purchase agreements – In the first quarter of 2010, the Carleigh Rae Corporation (herein referred to as “CRC”), an entity that the Company’s Chief Executive Officer has an ownership interest, transferred ownership rights to the Company of patents previously subject to Non-Exclusive License Agreements. Effective September 24, 2010, the Company finalized and executed terms of the purchase from CRC for payment of $25,500 and 371,250 shares of the Company’s common stock. In addition, the principals of CRC are entitled to a percentage of future sales amounting to $8,250 of products the Company is to receive in conjunction with two patent infringement lawsuits settled in the third quarter of 2010. For financial reporting purposes the Company valued the group of patents at $0 which is the lower of CRC’s historical cost as compared to the fair market value of the stock. Accordingly, the Company realized $182,250 loss on the transaction comprised of $148,500 fair market value of the stock on the September, 30, 2010 grant date less the $0 historical cost, plus the $25,500 cash, plus the $8,250 liability. See Other liabilities and accrued interest– related parties below for inclusion of $6,017 remaining on the liability due the Principals of CRC. By acquiring the IP the Company (i) has an opportunity to further develop the IP, (ii) has the ability to incorporate the IP into current and future products, and (iii) has the opportunity to license the IP to third parties.

ROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	RELATED PARTY TRANSACTIONS (continued)

Other liabilities and accrued interest– related parties

Other liabilities and accrued interest– related parties consists of the following at:

	June 30, 2012	December 31, 2011

Accrued interest on Notes payable – related parties	$—	$2,973
BOD fee payable to non-employee	15,000	—
Due to Principals of Carleigh Rae Corp., net	6,017	6,017
Other liabilities – related parties	$21,017	$8,990

As of December 31, 2011, the Company was approximately fifteen months in arrears on accrued interest due under the Note payable to the Chief Executive Officer. No default notice has been received and the Company plans to make payments as able. The $6,017 due the Principals of the Carleigh Rae Corp. resulted as part of the patent infringement settlements received by the Company and is discussed above as is the non-employee BOD Fee.

Restricted common stock issued for personal guarantee – On April 21, 2011, the Company granted Robert Carmichael, the Chief Executive Officer, 20,000,000 shares of restricted common stock in consideration of personal guarantees he provided to secure restatement and consolidation of the first and second mortgages of the Company. The restrictions on the common stock will expire 50% on April 20, 2012, and 50% on April 20, 2013, if Mr. Carmichael continues his full time employment with the Company. The company valued the stock at $.05 per share and will record $1,000,000 of compensation expense to Mr. Carmichael ratably over the two-year term in which the restrictions expire. The unearned balance of the compensation is recorded as prepaid compensation as a component of shareholders’ deficit. As of the three and six months ended June 30, 2012, the Company recognized $250,002 and $125,001, respectively, as amortization of prepaid compensation under this agreement. As of the three and six months ended June 30, 2011, the Company recognized $112,500 as amortization of prepaid compensation under this agreement. Prepaid compensation remaining under this agreement as of June 30, 2012 and December 31, 2011, was $387,496 and $637,498, respectively, and is reflected as a component of Stockholders’ Deficit.

Equity Based Compensation for Chief Executive Officer and non-employee Board of Directors Bonuses and Fees – On March 6, 2012, the Board of Directors authorized an aggregate of $215,000 in bonuses for payment in stock to employees, consultants, and Board of Directors for the year ended December 31, 2011, for service in 2011. Of this amount the Chief Executive Officer and the non-employee Board of Directors were awarded, $36,000 and $53,000, respectively. In addition, an incremental $45,000 due the non-employee Board of Directors for service on the Board from April to December 2011, was converted to stock payable in lieu of cash settlement. See Note 20. EQUITY BASED YEAR END BONUSES AND CONVERSION OF BOARD OF DIRECTORS’ LIABILITY for further discussion.

ROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	RELATED PARTY TRANSACTIONS (continued)

Equity Based Compensation for Chief Executive Officer – Pursuant to a Written Consent of the Board of Directors (BOD) of the Company on June 11, 2012, clarifying a meeting held on May 31, 2012, the BOD declared a $83,333 bonus due the Chief Executive Officer payable in 6,944,444 shares of restricted stock. The shares will not vest until January 2, 2013, are subject to continued employment with the Company through then, and will not be released until vested. The grant price per share of $.012 was based on the closing price of the stock on May 31, 2012. For accounting purposes, the Company will recognize $83,333 operating expense ratably over the seven months the share vest. Further, the Chief Executive Officer’s monthly salary was increased by $16,667 per month beginning in June 2012, payable in restricted stock calculated based on a monthly weighted average share factor of .70, or a 30% discount. The shares will not vest until six months after the last day of each month, continued employment is also a requirement for vesting, and shares will not be issued until vested. The Company will record $23,801 operating expense each month related to the salary increase, which is $16,667 with the discount added back to record at full monthly weighted average price per market. Accordingly, for the three months ended June 30, 2012, the Company recorded $28,571 operating expense related to the equity based compensation with corresponding entry to shares payable.

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

8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $581,874 at June 30, 2012, consists of $269,975 accounts payable trade, $68,174 accrued payroll and related fringe benefits, $116,002 accrued payroll taxes and withholding, $43,636 accrued real estate taxes, $80,442 accrued interest, and $3,645 other accrued liabilities. Accrued payroll taxes and withholding were approximately nine months in arrears at June 30, 2012. Balances due certain vendors are also due in arrears to varying degrees. The Company is handling all delinquent accounts on a case by case basis.

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

ROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	OTHER LIABILITIES

Other liabilities of $67,003 at June 30, 2012, consists of $33,786 short-term loans, $22,500 payable for assets purchased pursuant to Asset Purchase Agreement (Note 7. ASSET PURCHASE), $7,500 non-employee BOD fee, and $3,217 on-line training liability. The $33,786 short-term loans is comprised of three loans due on demand from unrelated parties.

Other liabilities of $13,320 at December 31, 2011, consists of $10,000 short-term loan, and $3,320 on-line training liability. The $10,000 short-term loan, unsecured loan is from one of the Board of Directors and is without stated terms.

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

10.	NOTES PAYABLE

Notes payable consists of the following as of June 30, 2012:

Promissory note payable secured by a first mortgage on the real property of the Company having a carrying value of $1,079,845 at June 30, 2012, bearing interest at 7.5% per annum, due in monthly interest only payments beginning on February 22, 2011, maturing on May 22, 2012, with balloon payment of principal and any accrued and unpaid interest.	$1,053,993

Promissory note payable, unsecured, bearing interest at 5% simple interest per annum, due in weekly principal and interest payments of $250, maturing on March 10, 2015.	33,314

1,087,307

Less amounts due within one year	1,065,615

Long-term portion of notes payable	$21,692

As of June 30, 2012, principal payments on the notes payable are as follows:

2012	$1,060,493
2013	13,000
2014	13,000
2015	13,000
2016	816
Thereafter	—

$1,087,307

ROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	NOTES PAYABLE (continued)

On March 18, 2011, the Chief Executive Officer transferred all financial interest in GKR. Accordingly, all transactions of the Company with GKR subsequent to March 18, 2011, are not classified with those of related parties, and the note payable due them was converted to a convertible debenture as of September 8, 2011. Accordingly the balance due under that obligation is classified with the convertible debenture balance as of June 30, 2012 and December 31, 2011. See Note 11. CONVERTIBLE DEBENTURES for further discussion.

On February 18, 2011, the Company’s wholly owned subsidiary, Trebor Industries, Inc., entered into a Forbearance Agreement with Branch Banking and Trust Company (“BBT”) for the promissory note in the principal amount of $1,000,000 in favor of BBT (the “Term Loan”) and the promissory note in the principal amount of $199,991 in favor of BBT (the “Second Note”). The Term Loan and Second Note are collectively referred to as the “Secured Notes”.  The Secured Notes are secured by the Company's Fort Lauderdale facilities and personally guaranteed by the Company’s chief executive officer. As previously disclosed, the Company failed to bring the Secured Notes current and in January 2011 BBT accelerated the full principal and accrued interest due under the Secured Notes, as well as initiated collection and legal action.  The Forbearance Agreement effectively extended the maturity date of the Secured Notes to May 22, 2012.  The Secured Notes were consolidated under a Consolidated and Restated Promissory Note in the principal amount of $1,053,993, effective November 22, 2010, (the “Consolidated Note”).  The maturity date of the Consolidated Note was May 22, 2012.  The interest rate on the Consolidated Note was 7.5% per annum. Pursuant to the Forbearance Agreement the Company paid $33,000 to BBT at closing.  In addition to the monthly interest only payments required under the Consolidated Note, Trebor was required to pay BBT $6,028 by February 28, 2011, and monthly payments of approximately $3,555 on March 10, 2011, April 10, 2011, and May 10, 2011, to satisfy disbursements, costs and expenses associated with the Forbearance Agreement.

On or about April 27, 2012, the Company received a default notice from BBT under its Forbearance Agreement on the mortgage underlying the Company’s real estate. BBT subsequently received judgment of foreclosure, as the 17th Judicial Circuit of the Circuit Court of Broward County awarded BBT a final judgment in the amount of $1,123,269.30. See Note 22. SUBSEQUENT EVENT for update on mortgage foreclosure.

In February 2011, the Company converted a vendor payable into an unsecured promissory note as reflected above and below in Note payable balances due at June 30, 2012 and December 31, 2011, respectively. Principal and interest payments of $2,000 per month were to begin on February 28, 2011, and continue through August 31, 2012, maturity. Since the Company was in arrears on payments, on June 1, 2012, the Company restructured the Note with the vendor. Effective June 5, 2012, the Company began making payments under the restructured term as reflected in the terms above stated with the balance at June 30, 2012.

ROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Notes payable consists of the following as of December 31, 2011:

Promissory note payable secured by a first mortgage on the real property of the Company having a carrying value of $1,093,562 at December 31, 2011, bearing interest at 7.5% per annum, due in monthly interest only payments beginning on February 22, 2011, maturing on May 22, 2012, with balloon payment of principal and any accrued and unpaid interest.	$1,053,993

Promissory note payable, unsecured, bearing interest at 5% per annum, due in monthly principal and interest payments of $2000, maturing on August 31, 2012.	33,314

1,087,307

Less amounts due within one year	1,087,307

Long-term portion of notes payable	$—

11.	CONVERTIBLE DEBENTURES

The Company has outstanding convertible debentures as follows:

Convertible debentures as of June 30, 2012, are as follows:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Origination Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Debenture, Net Balance	Ref.
10/4/2010	4/4/2011	5%	$20,635	$(20,635)	$-	$-	$-	(1)
11/27/2010	5/27/2011	10%	125,000	(53,571)	105,750	-	105,750	(2)
1/7/2011	11/11/2011	5%	76,000	(32,571)	48,000	-	48,000	(3)
2/10/2011	1/14/2011	8%	42,500	(42,500)	-	-	-	(4)
9/12/2011	6/14/2012	8%	37,500	(37,500)	-	-	-	(4)
3/9/2011	3/9/2012	10%	50,000	(34,472)	-	-	-	(5)
5/3/2011	5/5/2012	5%	300,000	(206,832)	300,000	-	300,000	(6)
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	(2,497)	7,503	(7)
9/8/2011	9/20/2011	10%	39,724	(17,016)	-	-	-	(8)
2/10/2012, 5/18/2012	2/10/2014, 5/18/2014	10%	19,250	-	11,000	-	11,000	(9)
3/14/2012	2/10/2014	10%	5,500	-	472	-	472	(10)
12/19/2011	9/21/2012	8%	37,500	(37,500)	37,500	(12,498)	25,002	(4)
2/7/2012	2/7/2014	10%	16,000	-	16,000	-	16,000	(11)
2/10/2012	2/10/2014	10%	39,724	-	36,513	-	36,513	(11)
3/9/2012	3/9/2014	10%	56,250	-	56,250	-	56,250	(11)
4/19/2012	4/4/2011	5%	16,347	-	12,347	-	12,347	(12)
Totals					$633,832		$618,837

ROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	CONVERTIBLE DEBENTURES (continued)

(1)	The Company converted an accounts payable for legal services to a convertible debenture. At the option of the lender, the principal amount of the note plus any accrued interest may be converted in whole or in part into Common Stock at the conversion price per share of $.001 by written notice. The lender will be limited to maximum conversion of 4.99% of the outstanding Common Stock of the Company at any one time. The debenture and the shares referenced within the debenture may be assignable in whole or in part to a third party at any time during the term. The Company valued the beneficial conversion feature (BCF) of the convertible debenture at $20,635, the “ceiling” of its intrinsic value. The Company accreted the discount to the convertible debenture and recognize interest expense through its maturity. On the maturity date of the debenture, the lender sold and assigned the debenture to an unrelated third party for the face value of the debenture. See Note 22. SUBSEQUENT EVENTS regarding dismissal of lawsuit complaint filed by this party against the Company and the original lender. Because the original lender asserted default against this party, the original lender re-assigned the debenture to another party. See Ref. (12) for assignment of the debenture as well as accounting treatment of the assignment.

(2)	The Company purchased exclusive rights for license of certain intellectual property from an unrelated party. The parties agreed to a royalty of 2.5% of net revenues generated from the sale, sub-license or use of the technology or a reasonable negotiated rate based on similar invention. The debenture is convertible to common shares of the Company at May 27, 2011, along with accrued interest at the option of the lender. Conversion price per share is 30% discount as determined from the weighted average of the preceding 12 trading days’ closing market price. The Company valued the BCF of the convertible debenture at $53,517, its intrinsic value. The Company accreted the discount to the convertible debenture and will recognize interest expense through repayment in full or conversion. Because there is no assurance of success and the invention is still in design and pre-prototype phase, the Company recorded the initial net value of the debenture, $71,483, as research and development expense in during the year ended 2010. Both parties have agreed to confidentiality regarding the invention during the pre-prototype stage. In addition, the Company has agreed to provide the licensor with design services, as well as assist in completing the prototype and initial production at the Company’s prevailing wholesale rate for comparable services.

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

(3)	The Company ratified a technology and license agreement with commitment for purchase of inventory related to an agreement signed in 2010, which set pricing for products if minimum quantity purchases were met. Since the Company did not purchase the minimum quantities, but desired to maintain the technology and licensing rights along with the pricing, it agreed to purchase the 2010 balance shortage in 2011, as well as the 2011 minimum quantities. The agreement required the Company issue a convertible debenture for $76,000, and $38,000 of restricted common stock at $.15 per share. The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4) deep highest closing bid prices over the preceding five (5) trading days. On June 1, 2011, the Company issued 253,334 shares of restricted common stock at $.15 per share, or $38,000 as required by the agreement. The Company valued the BCF of the convertible debenture at $32,571. The Company accreted the discount to the convertible debenture and will recognize interest expense through paid in full or converted. The Company repaid $28,000 of this debenture in 2011.

ROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	CONVERTIBLE DEBENTURES (continued)

(4)	The Company borrowed $42,500 in exchange for a convertible debenture. The interest rate on the debenture will revert to 22% per annum upon nonpayment of any amounts when due. Beginning 180 days after the date of the debenture, the lender may convert the note to common shares at a 42% discount of the “Market Price” of the stock based on the average of the lowest three (3) closing bid prices on the date prior to the notice of conversion. In addition, if the Company grants a lower price for common stock purchase or conversion to anyone else during the term of this agreement, the lender’s conversion price will be adjusted downward to the same. Since as of March 31, 2011, the Company has another outstanding debenture with a conversion price to common shares at $.001, this conversion price would also apply to this debenture. The lender cannot convert an amount greater than 4.99% of the outstanding common stock at any one time. The Company may prepay the debenture at any time before maturity at graduated amounts depending on the date of prepayment ranging from 130% to 150% of the debenture balance plus accrued and unpaid interest. There is a $2,000 per day penalty for not timely delivering shares upon conversion notice. The Company is also required to maintain a reserve of shares sufficient to cover the lender’s conversion to common stock of the total amount of the debenture. The Company valued the BCF of the convertible debenture at $42,500, the “ceiling” of its intrinsic value. Accordingly, the $42,500 debenture is discounted by the amount of the BCF. The Company accreted the discount to the convertible debenture through its maturity and will recognize interest expense until paid in full or converted.

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

(5)	The Company borrowed $50,000 in exchange for a convertible debenture. The lender may at any time convert any portion of the debenture to common shares at a 30% discount of the “Market Price” of the stock based on the average of the previous ten (10) days weighted average closing prices on the date prior to the notice of conversion. The Company may prepay the debenture plus accrued interest at any time before maturity. In addition, as further inducement for loaning the Company the funds, the Company granted the lender 50,000 and 100,000 warrants at $.25 and $.35 per share, respectively. As a result, the Company allocated fair market value (“FMV”) to both the BCF and to the warrants, or $34,472, which was recorded as a discount against the debenture. The Company accreted the discount to the convertible debenture through its maturity and recognized interest expense until both the debenture and accrued interest were converted to stock in full satisfaction of amounts due, in the first and second quarter of 2012, respectively. Before discount, the Company determined the FMV of the warrants as $7,500 using the Black-Scholes valuation model.

ROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	CONVERTIBLE DEBENTURES (continued)

(6)	The Company borrowed $300,000 in exchange for a convertible debenture. The Debenture bears 10% interest per annum. The lender may at any time convert any portion of the debenture to common shares at a 30% discount of the “Market Price” of the stock based on the average of the previous ten (10) days weighted average closing prices on the date prior to the notice of conversion. The Company may prepay the debenture plus accrued interest at any time before maturity. In addition, as further inducement for loaning the Company the funds, the Company granted the lender 300,000 and 600,000 warrants at $.25 and $.35 per share, respectively. As a result, the Company allocated fair market value (“FMV”) to both the BCF and to the warrants, or $206,832, which was recorded as a discount against the debenture. The Company accreted the discount to the convertible debenture through maturity and will recognize interest expense until paid in full or converted. Before discount, the Company determined the FMV of the warrants as $45,000 using the Black-Scholes valuation model.

(7)	The Company borrowed $10,000 in exchange for a convertible debenture. The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4) deep highest closing bid prices over the preceding five (5) trading days. The Company valued the BCF of the convertible debenture at $4,286. The Company will accrete the discount to the convertible debenture and recognize interest expense through paid in full or converted.

(8)	The Company converted a note payable and related accrued interest of $39,724 into a convertible debenture. The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4) deep highest closing bid prices over the preceding five (5) trading days. The Company valued the BCF of the convertible debenture at $17,025. Because the debenture was issued and matured in the third quarter of 2011, the full amount of the discount, $17, 025 was accreted and recognized as interest expense during the period.

On February 10, 2012, the lender sold/assigned all rights and interest on the debenture having a net book value of $39,724, plus $1,552 of accrued interest. See reference (11) which discusses the terms and conditions surrounding the new debenture issued upon extinguishment of the original as well as accounting treatment of the transaction.

(9)	The Company entered a new debenture agreement upon sale/assignment of the original lender under the debenture as discussed in reference (2) above. Because the stated terms of the new debenture agreement are significantly different from the original debenture, including analysis of value of the beneficial conversion feature at the assignment/purchase date, the transaction is treated as extinguishment of the old debenture and recording of the new for accounting purposes. Because the debenture is being assigned/sold in installments, the Company is calculating and recognizing gain or loss on the extinguishment as it occurs. On February 10, 2012, the new holder (lender) purchased $7,500 of the original $125,000 principal balance, and based on this transaction, the Company recorded a $4,286 loss on extinguishment. On May 18, 2012, the lender purchased another $11,750, and the Company recorded a $6,714 loss on extinguishment related to this transaction.

The stated interest rate on the debentures is 10% and the Company may prepay at any time in an amount equal to 150% of the principal and accrued interest. The conversion price under the debenture is $.000275 per share and the lender may convert at any time until the debenture plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender will be limited to maximum conversion of 4.99% of the outstanding Common Stock of the Company at any one time. The debenture and the shares referenced within the debenture may be assignable in whole or in part to a third party at any time during the term. As of June 30, 2012, the lender had assigned $5,500 under the debenture to four separate parties, and had converted $2,750 of the debentures to stock. See reference (10).

ROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	CONVERTIBLE DEBENTURES (continued)

(10)	This line is comprised of the assignment of $5,500 of the convertible debenture with the same stated terms and conditions equally to four separate parties. During the six months ended June 30, 2012, each converted $1,257 of the $1,375 assigned to them for stock for a combined principal balance remaining at quarter end of $472. Due to the smaller transaction amounts, these four debenture holders have been combined for presentation purposes.

(11)	The Company entered into three new debenture agreements upon sale/assignment of the original lenders under the debentures as discussed in references (4) and (8) above. Because the stated terms of the new debenture agreement and principal amounts are significantly different from the original debenture, including analysis of value of the beneficial conversion feature at the assignment/purchase date, the transactions are treated as extinguishment of the old debentures and recording of the new for accounting purposes. As a result of these three transactions, the Company recognized a combined loss on extinguishment of $71,577.

The new debentures were issued with the same terms and conditions. The stated interest rate of the debentures is 10% and the Company may prepay at any time in an amount equal to 150% of the principal and accrued interest. The conversion price under the debentures is $.000275 per share and the lender may convert at any time until the debenture plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender will be limited to maximum conversion of 4.99% of the outstanding Common Stock of the Company at any one time. During the six months ended June 30, 2012, the lender had converted $3,211 of the debenture with original principal balance of $39,724 to stock.

(12)	On April, 19, 2012, the original lender discussed in ref (1) above re-assigned the debenture to another party asserting default against the first assignee. The amount of assignment was the balance remaining per the original lender’s records, or $16,347. The Company recognized a $3,700 loss on this transaction. Terms of the assigned debenture are the same as the original debenture as stated in ref (1). During the six months ended June 30, 2012, the new holder converted $4,000 of the debenture to stock.

Convertible debentures as of December 31, 2011, are as follows:

Origination Date	Maturity Date	Interest Rate	Origination Princiapal Balance	Origination Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Debenture, Net Balance	Ref.
10/4/2010	4/4/2011	5%	$20,635	$(20,635)	$12,647	$-	$12,647	(1)
11/27/2010	5/27/2011	10%	125,000	(53,571)	125,000	-	125,000	(2)
1/7/2011	11/11/2011	5%	76,000	(32,571)	48,000	-	48,000	(3)
2/10/2011	1/14/2011	8%	42,500	(42,500)	11,000	-	11,000	(4)
9/12/2011	6/14/2012	8%	37,500	(37,500)	37,500	(22,917)	14,583	(4)
3/9/2011	3/9/2012	10%	50,000	(34,472)	50,000	(6,607)	43,393	(5)
5/3/2011	5/5/2012	5%	300,000	(206,832)	300,000	(70,669)	229,331	(6)
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	(3,570)	6,430	(7)
9/8/2011	9/20/2011	10%	39,724	(17,016)	39,724	-	39,724	(8)

Totals					$633,871		$530,108

Reference numbers in right hand column of table entitled Ref. refer to paragraphs above the table.

ROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	STOCK ISSUED FOR CONSULTING, LEGAL AND OTHER PROFESSIONAL SERVICES

Pursuant to a consulting agreement for business advisory services, the Company issued or declared payable 839,825 and 3,087,123 restricted shares for the three and six months ended June 30, 2012, respectively. The stock conversion price under the agreement is calculated as a weighted average for the month the services were granted at a 30% discount. Operating expense recorded for services pursuant to the consulting agreement for the three and six months ended June 30, 2012 was $28,571 and $43,171, respectively. The brother of this consultant performed engineering services under the same terms and conditions of the agreement and the Company issued 62,523 restricted shares and recorded $2,571 operating expense for the three and six months ended June 30, 2012. For the first quarter 2012, operating expense was recorded at invoice value due to nominal trading volume. However, in the second quarter of 2012, operating expense was recorded based on full weighted average share price of the market for the period in which the services were rendered.

On June 30, 2012, the Company declared payable 210,526 shares of restricted stock to satisfy a $1,000 invoice based on a 50% discount of the weighted average share price for the period in which services were performed. However, the Company recorded $2,000 as operating expense based on the full weighted average share price of the market during which services were performed.

On May 18, 2012, the Company issued 101,492 restricted shares business advisory and strategic services. The invoice amount was $3,400 and the number of shares issued was based on a 30% discount to market weighted average share price for period services were performed. However, the Company recorded operating expense at the full market weighted average share price for the period in which services were rendered, or $4,857.

On April 16, 2012, the Company issued 238,312 restricted shares for legal services. The invoice amount was $5,075 and shares were issued was based on a 30% discount to market weighted average share price for period services were performed. However, the Company recorded operating expense at the full market weighted average share price for the period in which services were rendered, or $7,250.

For the three and six months ended June 30, 2012, the Company issued or declared 2,317,021 and 2,758,426 restricted shares payable, respectively, to a consultant for engineering services recorded at $53,477 and $62,877, respectively. The number of shares was calculated based on the weighted average of shares outstanding for the period during which services were rendered at a 30% discount for services not covered by consulting agreement. For the first quarter of 2012, these incremental engineering services were recorded as operating expense at stated invoice amount due to nominal trading volume. However, in the second quarter of 2012, operating expense was recorded based on weighted average share price of the market for the period in which the services were rendered.

The non-incremental engineering services are covered by a consulting agreement providing for 2,500,000 cumulative shares with a vesting schedule through December 31, 2012. These shares are recorded based on the closing stock price on the date of agreement. Shares will vest through December 31, 2012. As of June 30, 2012, the Company had issued 1,916,664 shares of restricted stock under this agreement according to the vesting schedule.

On February 2, 2012, the Company entered into a consulting agreement for financial and public relations services. The term of the agreement is for twelve (12) months and either party may cancel the agreement with 30 days written notice. Payment shall be monthly beginning in March 2012, in the form of $10,000 cash, or $20,000 worth of common stock based on the weighted average of the Company’s stock for the month at a 30% discount. Payment in cash or stock is at the option of the Company. In addition, upon signing of the agreement, the Company was to issue 2,500,000 shares for services previously provided during the first quarter of 2012. The Company recognized $29,750 operating expense under this agreement for the first quarter of 2012 and 5,277,778 shares payable. Due to the guarantee stock value clause in the Agreement, the Company compared the value at the time the stock was granted with the value at the end of the quarter, and determined there was no need for accrual of additional shares payable to achieve the $20,000 market value to guarantee. At June 30, 2012, this agreement and compensation under this agreement had ceased and was under review/renegotiation. Further, the consultant confirmed no amount was due under this agreement for the three months ended June 30, 2012. Accordingly, no expense related to this agreement was recorded for the period.

ROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	STOCK ISSUED FOR CONSULTING, LEGAL AND OTHER PROFESSIONAL SERVICES (continued)

On March, 31 2012, the Company declared $9,250 due for planning and funding advisory services payable in 1,389,077 shares of restricted stock based on 30% discount to weighted average market price for the period in which services were rendered. Due to nominal trading volume during the first quarter of 2012, operating expense was recorded at stated invoice price

On March, 6 2012, the Company converted $16,200 in design services payable into 600,000 restricted common stock based on the market value of the stock on the date of conversion.

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

14.	INCOME TAXES

The components of the provision for income tax expense are as follows for the three months ended:

	June 30, 2012	June 30, 2011
Current taxes
Federal	$—	$—
State	—	—
Current taxes	—	—
Change in deferred taxes	(79,717)	(839,687)
Change in valuation allowance	80,097	856.848

Provision for income tax expense	$380	$16,981

ROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	INCOME TAXES (continued)

The components of the provision for income tax expense (benefit) are as follows for the six months ended:

	June 30, 2012	June 30, 2011
Current taxes
Federal	$—	$—
State	—	—
Current taxes	—	—
Change in deferred taxes	(173,415)	(933,506)
Change in valuation allowance	186,911	930,563

Provision for income tax expense (benefit)	$13,496	$(2,943)

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at June 30, 2012:

Deferred tax assets:
Equity based compensation	$19,618
Allowance for doubtful accounts	8,500
Depreciation and amortization timing differences	—
Net operating loss carryforward	1,796,292
On-line training certificate reserve	1,126
Total deferred tax assets	1,825,536
Valuation allowance	(1,790,716)

Deferred tax assets net of valuation allowance	34,820

Less deferred tax assets – non-current, net of valuation allowance	34,257

Deferred tax assets – current, net of valuation allowance	$563

The effective tax rate used for calculation of the deferred taxes as of June 30, 2012 was 34%. The Company has established a valuation allowance against deferred tax assets of $1,790,716 due to the uncertainty regarding realization, comprised primarily of a 98% reserve against the deferred tax assets attributable to the equity based compensation, a 100% reserve against the allowance for doubtful accounts, a 97% reserve against the net operating carryforward, and a 25% reserve against depreciation and amortization timing differences.

The significant differences between the statutory tax rate and the effective tax rates for the Company for the six months ended are as follows:

	June 30, 2012	June 30, 2011
Statutory tax rate benefit	—%	—%
Increase (decrease) in rates resulting from:
Net operating loss carryforward or carryback	(23)%	(34)%
Equity based compensation and loss	—%	—%
Book/tax depreciation and amortization differences	—%	—%
Change in valuation allowance	25%	34%
Other	—%	—%
Effective tax rate (benefit)	2%	—%

ROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	INCOME TAXES (continued)

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2011:

Deferred tax assets:
Equity based compensation	$21,743
Allowance for doubtful accounts	10,540
Depreciation and amortization timing differences	(4,389)
Net operating loss carryforward	1,623,065
On-line training certificate reserve	1,162
Total deferred tax assets	1,652,121
Valuation allowance	(1,603,805)

Deferred tax assets net of valuation allowance	48,316

Less deferred tax assets – non-current, net of valuation allowance	47,735

Deferred tax assets – current, net of valuation allowance	$581

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

ROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16.	LEGAL

On June 23, 2011, a claim was filed in the U.S. District Court of Dallas County, Texas by the Estate of Christopher Logan. Amount of damages sought were not provided in the claim. The claim lists eight defendants of which the Company is one. The claim asserts Mr. Logan died breathing carbon monoxide while diving with a T80G medium duty compressor (“T80G”). The claim’s cited belief by the plaintiff that the T80G was sold by Brownie’s based on representations made by Keene Engineering, Inc. also a manufacturer of dive compressors and also listed as a defendant. The Company believes the representation is erroneous because Brownie’s does not sell the make/model cited in the claim, and Brownie’s compressors have the brand name forged into the die-casting on the head of each cylinder. On April 18, 2012, the Company filed a Motion for Leave to Designate Responsible Third Parties on this the Company motioned to have the Court designate the responsible third parties named by the Company in the Motion. Legal counsel advised the Company the court shall grant such a motion unless an objecting party establishes that the moving Defendants failed to plead sufficient facts to meet the pleading requirement of the Texas Rules of Civil Procedure. In the meantime, the case moved to trial and per legal navigators, after four days of proceedings, there was a defense verdict against Honda. The jury placed 77% of fault on Seeders and 23% on the plaintiff. Seeders settled for their $1M policy pre-trial. BWMG was advised by its insurer that it was un-suited before the trial began so no liability will be assigned the Company in this case and/or paid out.

On or about May 3, 2012, the Company received notice of filing of an action for breach of contract, conspiracy to commit securities fraud and injunctive relief against the Company and the first party named in Note 11. CONVERTIBLE DEBENTURES Ref (1). The Plaintiff is the second party referenced in Note 11. CONVERTIBLE DEBENTURES, Ref (1) who purchased the original debenture from the first party. The net book value, excluding interest, on the debenture as of June 30, 2012 was approximately $12,700. The amount named in the lawsuit is “damages in excess of $15,000”, plus other fees. The Company believes this action is without merit. See Note 22. SUBSEQUENT EVENTS for dismissal of complaint without prejudice.

On or about April 27, 2012, the Company received a default notice from BBT under its Forbearance Agreement on the mortgage underlying the Company’s real estate. BBT subsequently received judgment of foreclosure, as the 17th Judicial Circuit of the Circuit Court of Broward County awarded BBT a final judgment in the amount of $1,123,269.30. See Note 22. SUBSEQUENT EVENT for update on mortgage foreclosure.

17.	JOINT VENTURE EQUITY EXCHANGE AGREEMENT

On November 7, 2011, the Company entered into a Joint Venture Equity Exchange Agreement (“Agreement”) with Pompano Dive Center, LLC. (“PDC”). PDC owns a retail store, several dive boats, and has a classroom for training divers. Under the terms of the Agreement, the Company will provide PDC with an assortment of Brownie’s Third Lung products on consignment, and PDC will act as a training and demonstration site for Brownie’s Third Lung products. Beginning in 2012, both parties ceased operating under the consignment inventory arrangement. Inventory not sold was returned and inventory was purchased for sale. See Note: 6 RELATED PARTY TRANSACTIONS - Net revenues and accounts receivable – related parties for further information on sales to PDC for the period ended June 30, 2012, and related Accounts Receivable balance. Terms of sale to PDC are no more favorable than those granted other dealers of the Company’s productes.

In addition, the Agreement provides for a non-binding letter of intent for the possible acquisition of PDC in exchange for BWMG’s stock for the yet to be agreed upon value of PDC. In anticipation of a possible purchase, the Agreement provides BWMG with a 33% interest in PDC. As part of the transaction, BWMG issued 4,581,505 restricted shares of its common stock with fair market value on the date of the transaction of $24,740 to PDC, reflected in other assets in the long-term portion of the Company’s balance sheet.

ROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

17.	JOINT VENTURE EQUITY EXCHANGE AGREEMENT (continued)

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

As of the three and six months ended June 30, 2012, PDC reported no pre-tax net profits. Therefore, there was no profit sharing applicable under the agreement.

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

ROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

21.	STRATEGIC ALLIANCE AGREEMENT

On April 10, 2012, the Company entered into a strategic alliance agreement with Precision Paddleboards, Inc. The agreement provides for 12 month exclusivity granted for $24,000 in one year restricted stock, or 666,667. Price per share was calculated as the weighted average per share for 30 days preceding the agreement or $.036 per share. The Company will recognize the operating expense ratably over the twelve month vesting term with corresponding entry to shares payable. For the three months ended June 30, 2012, the Company recognized $5,333 operating expense under the agreement.

22.	SUBSEQUENT EVENTS

On August 16, 2012 the Company’s real estate was sold through a court ordered auction for approximately $824,000, an amount approximately $300,000 less than the final judgment amount. Until the entire final judgment amount is satisfied, there can be no assurance that BBT will not take possession of certain of the Company’s assets to satisfy the judgment. Further, because this may be considered a default under the terms and conditions of the Company’s convertible debentures, there can be no assurance that the lenders may not accelerate as due immediately the full outstanding principal, interest and related default penalties.

On August 8, 2012, the Company entered into a convertible debenture agreement for $42,500 with the same lender as discussed in Note 11. CONVERTIBLE DEBENTURES ref (4) having a maturity date of May 10, 2013. Terms and conditions are consistent with those of the other debentures entered into with this lender except the conversion price shall be at a 39% discount to the average of the lowest thee closing bid prices for the common stock during the ten (10) trading days preceding the conversion request.

On July 16, 2012, the Palm Beach County Court issued an Order on the Company’s Motion to dismiss the complaint as discussed in Note 16. LEGAL related to breach of contract and conspiracy to commit securities fraud. The motion was granted without prejudice to allow the plaintiff 15 days to file an amended complaint with substantiating documentation. As of the required date the plaintiff had not filed an amended complaint, nor does the Company believe it will since it deems the complaint without merit.

On July 2, 2012, the Company entered into a convertible debenture agreement for $78,500 with the same lender as discussed in Note 11. CONVERTIBLE DEBENTURES ref (4) having a maturity date of April 5, 2013. Terms and conditions are consistent with those of the other debentures entered into with this lender except the conversion price shall be at a 39% discount to the average of the lowest thee closing bid prices for the common stock during the ten (10) trading days preceding the conversion request.

ROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

22.	SUBSEQUENT EVENTS (continued)

Conversions of debentures to unrestricted stock occurred subsequent to June 30, 2012, as follows (ref. number corresponds to lender reference number in Note 11. CONVERTIBLE DEBENTURES):

Ref (11) lender -

On July 3, 2012, the lender converted $798 debenture to 2,900,000 shares

On July 20, 2012, the lender converted $1,238 debenture to 4,500, 000 shares

Ref (9) lender-

On July 5, 2012, the lender converted $1,430 debenture to 5,200,000 shares

On July 19, 2012, the lender converted $1,513 debenture to 5,500,000 shares

On August 3, 2012, the lender converted $1,513 debenture to 5,500,000 shares

Ref (12) lender-

On July 6, 2012, the lender converted $5,000 to 5,000,000 shares

On August 13, 2012, the lender converted $2.347 to 2,347,030 to shares, and also converted $162 in accrued interest to 161,820 shares.

Ref (4) lender-

On July 26, 2012, the lender converted $10,000 to 5,263,158 shares

On August 6, 2012, the lender converted $7,000 to 5,384,615 shares

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

Results of Operations for the Three Months Ended June 30, 2012, As Compared To the Three Months Ended June 30, 2011

Net revenues. For the three months ended June 30, 2012, we had net revenues of $750,489 as compared to net revenues of $597,194 for the three months ended June 30, 2011, an increase of $153,295 or 25.67%. For the three months ended June 30, 2012, as compared to the same period in 2011, tankfill system and related sales increased approximately $50,000, hookah system and related sales increased approximately $69,000, scuba sales increased approximately $43,000 and sales of other products and services decreased approximately $1,200 as compared to the three months ended June 30, 2011. The Company attributes the increase in net revenues to sales and marketing efforts, the opening of a new retail store, and increased consumer spending despite economic uncertainty.

Cost of net revenues. For the three months ended June 30, 2012, we had cost of net revenues of $489,297 as compared with cost of net revenues of $398,026 for the three months ended June 30, 2011, an increase of $91,279 or 22.93%. As a percentage of sales, cost of net revenues increased approximately 6% for the second quarter of 2012 as compared to the same period in prior year. Of the $91,271 increase in cost of net revenues for the period, approximately, $5,000 is attributable to increase in net revenues; approximately $60,000 is due to increase in cost of material sold, net of approximate $26,000 increase comprised of numerous increases and decreases in various other accounts with none individually significant to report for the period. During the three months ended June 30, 2012, the Company opened a retail dive store. Approximately, $17,000 of the material cost increase is attributable to sales of mostly scuba products in the dive store. The other $43,000 increase for the period is due to overall increase in material costs the Company believes can be attributed to pass on costs in response to increased fuel prices.

Gross profit. For the three months ended June 30, 2012, we had a gross profit of $261,192 as compared to gross profit of $199,168 for the three months ended June 30, 2011, an increase of $62,024, or 31.14%. The increase in gross profit is primarily attributable to the increase in net revenues net the increase in material costs.

Operating expenses. For the three months ended June 30, 2012, we had operating expenses of $495,391 as compared to operating expenses of $408,289 for the three months ended June 30, 2011, an increase of $87,102, or 21.33%. The $87,102 increase is comprised of an increase in selling, general and administrative costs of $95,597 net an $8,495 decrease in research and development costs as compared to the same period in 2011. The increase in selling, general and administrative costs of $95,597 in the second quarter of 2012, is primarily attributable to increase in officers’ compensation of approximately $29,000 (non-cash); increase in contract labor, legal and other professional fees of $55,000 (non-cash); and an approximate increase of $26,000 (non-cash) in these same expenses for discount attributed to price at which common stock was issued. The remaining net decrease for the period in sales, general and administrative expenses is made up of approximate $14,000 in individual insignificant increase and decreases in account balances. The decrease in research and development costs is attributable to less payroll hours spent in this area in the first quarter ended 2012, as compared to the first quarter 2011.

Other expense, net. For the three months ended June 30, 2012, we had other expense, net of $66,698 as compared to other expense, net of $2,233,561 for the three months ended June 30, 2011, a decrease of $2,166,863, or 97.01%. This account is comprised of other (income) expense, net, and interest expense. Other (income) expense, net, increased by $451 income. Other (income) expense, net, is comprised of transactions that are generally of a non-recurring nature. Interest expense for the three months ended June 30, 2012, decreased $2,166,412 over the three months ended June 30, 2011. The decrease in interest expense of $2,166,412 is primarily attributable to $2,082,500 interest expense (non-cash) on debt converted to preferred stock in the second quarter of 2011 for which there was not a comparable transaction in the second quarter of 2012. In addition, accretion of discount on convertible debentures was approximately $75,000 less for the three months ended June 30, 2012, as compared to the same period in 2011 due to discounts being fully amortized prior to or during current period. No other individually significant account balance changes make up the difference between the second quarter of 2012 and 2011.

Provision for income tax expense (benefit). For the three months ended June 30, 2012, we had a provision for income tax expense of $380, as compared to a provision for income tax expense of $16,981 for the three months ended June 30, 2011, a decrease in the provision for income tax expense of $380, or 97.76%. The decrease in provision for income tax expense is primarily a result of a larger adjustment to account for increase in valuation allowance against the deferred tax asset attributable to realization of the net operating loss carryforward for the three months ended June 30, 2012, as compared to the same period in 2011.

Net loss. For the three months ended June 30, 2012, we had net loss of $301,277 as compared to net loss of $2,459,663 for the three months ended June 30, 2011, a decrease of $2,158,386, or 87.75%. The decrease in net loss is primarily attributable to the $2,166,863 decrease in other expense, net, due to the interest expense (non-cash) on debt converted to preferred stock in the second quarter of 2011 for which there was not a comparable transaction for the six months ended 2012, and also a $62,024 increase in gross profit, $87,102 increase in operating expenses, and $16,601 decrease in provision for income tax expense.

Results of Operations for the Six Months Ended June 30, 2012, As Compared To the Six Months Ended June 30, 2011

Net revenues. For the six months ended June 30, 2012, we had net revenues of $1,358,615 as compared to net revenues of $960,094 for the six months ended June 30, 2011, an increase of $398,521, or 41.51%. For the six months ended June 30, 2012, as compared to the same period in 2011, tankfill system and related sales increased approximately $226,000, hookah system and related sales increased approximately $132,000, scuba sales increased approximately $43,000, and other product sales decreased approximately $7,000 as compared to the six months ended June 30, 2011. The Company attributes the increase in net revenues to sales and marketing efforts, the opening of a retail dive store in the second quarter of 2012, and increased consumer spending despite economic uncertainty.

Cost of net revenues. For the six months ended June 30, 2012, we had cost of net revenues of $961,843 as compared with cost of net revenues of $737,608 for the six months ended June 30, 2011, an increase of $224,235, or 30.40%. Cost of net revenues as a percentage of net revenues for the six months ended June 30, 2012 as compared to the same period in 2011 increased approximately 8%. Of the $224,235 increase, approximately $151,000 is attributable to the increase in net revenues, approximately $109,000 is due to increased material costs, and the remaining net $36,000 decrease is made up of numerous individually insignificant increases and decreases in other account balances. The increase in cost of net revenues during the first half of 2012, as compared to the first half of 2011, is primarily attributable to the increase in net revenues. Other than an approximate 5% increase in material costs as a percentage of net revenues, all other costs of net revenues remained fairly constant.

Gross profit. For the six months ended June 30, 2012, we had a gross profit of $396,772 as compared to gross profit of $222,486 for the six months ended June 30, 2011, an increase of $174,286, or 78.34%. The increase in gross profit is primarily attributable to the increase in net revenues net the increase in material costs.

Operating expenses. For the six months ended June 30, 2012, we had operating expenses of $935,339 as compared to operating expenses of $637,919 for the six months ended June 30, 2011, an increase of $297,420, or 46.62%. The $297,420 increase is comprised of an increase in selling, general and administrative costs of $324,618 net a $27,198 decrease in research and development costs as compared to the same period in 2011. The increase in selling, general and administrative costs of $324,618 in the first half of 2012, is primarily comprised of a combination of $15,000 increase in non-employee Board of Directors’ fees over first half of 2011; $125,001 amortization of equity based compensation (non-cash) not in first quarter of 2011; increase in officers’ compensation of approximately $29,000 (non-cash); approximately $135,000 consulting, legal and other professional fee expense (non-cash) for which there was only approximately $10,000 comparable expenses in first half of 2011; and an approximate increase of $26,000 (non-cash) in these same expenses for discount attributed to price at which stock was issued. The decrease in research and development costs is attributable to less payroll hours spent in this area in the first quarter ended 2012, as compared to the first quarter 2011.

Other expense, net. For the six months ended June 30, 2012, we had other expense, net of $190,415 as compared to other expense, net of $2,320,577 for the six months ended June 30, 2011, a decrease of $2,130,162, or 91.79%. This account is comprised of other (income) expense, net, and interest expense. Other (income) expense, net, increased by $7,485 expense. Other (income) expense, net, is comprised of transactions that are generally of a non-recurring nature. Interest expense for the six months ended June 30, 2012, decreased $2,137,647 over the six months ended June 30, 2011. The decrease in interest expense of $2,137,647 is primarily attributable to $2,082,500 interest expense (non-cash) on debt converted to preferred stock in the second quarter of 2011 for which there was not a comparable transaction for the six months ended 2012. In addition, accretion of discount on convertible debentures was approximately $120,000 less for the six months ended June 30, 2012, as compared to the same period in 2011 due to discounts on debentures being fully amortized prior to during current period. No other individually significant account balance changes make up the difference between the second quarter of 2012 and 2011.

Provision for income tax expense (benefit). For the six months ended June 30, 2012, we had a provision for income tax expense of $13,496, as compared to a provision for income tax benefit of $2,943 for the six months ended June 30, 2011, an increase in the provision for income tax expense of $16,439, or 558.58%. The increase in provision for income tax expense is primarily a result of increase in valuation allowance against the deferred tax asset attributable to realization of the net operating loss carryforward.

Net loss. For the six months ended June 30, 2012, we had net loss of $742,478 as compared to net loss of $2,733,067 for the six months ended June 30, 2011, a decrease of $1,990,589, or 72.83%. The decrease in net loss is primarily attributable to the decrease in other expense, net, of $2,130,162, and also an increase in gross profit of $174,286, increase in operating expenses of $297,420 and increase in provision for income tax expense of $16,439.

Liquidity and Capital Resources

As of June 30, 2012, the Company had cash and current assets (primarily consisting of inventory) of $810,763 and current liabilities of $2,750,931 or a current ratio of .29 to 1. This represents a working capital deficit of $1,940,168. As of December 31, 2011, the Company had cash and current assets of $796,051 and current liabilities of $2,698,631 or a current ratio of .30 to 1. As of December 31, 2010, the Company had cash and current assets of $620,270 and current liabilities of $997,034, or a current ratio of .62 to 1.

The accompanying consolidated financial statements included herein have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. However, we have incurred losses since 2009, and expect to have losses in 2012. We have had a working capital deficit since 2009. Although cured effective the fourth quarter 2010, the Company defaulted on its first mortgage in the third quarter of 2010, which resulted in an automatic default on its second mortgage, and was restructured with a forbearance agreement with a maturity date of May 22, 2012. On or about April 27, 2012, the Company received a default notice from Branch Banking and Trust (BBT)under its Forbearance Agreement on the mortgage underlying the Company’s real estate. BBT subsequently received judgment of foreclosure, as the 17th Judicial Circuit of the Circuit Court of Broward County awarded BBT a final judgment in the amount of $1,123,269.30. On August 16, 2012 the Company’s real estate was sold through a court ordered auction for approximately $824,000, an amount approximately $300,000 less than the final judgment amount. Until the entire final judgment amount is satisfied, there can be no assurance that BBT will not take possession of certain of the Company’s assets to satisfy the judgment. Further, because this may be considered a default under the terms and conditions of the Company’s convertible debentures, there can be no assurance that the lenders may not accelerate as due immediately the full outstanding principal, interest and related default penalties.

In addition, the Company is behind on payments due for payroll taxes and withholding, matured convertible debentures, related party notes payable, property taxes, accrued liabilities and interest – related parties, and certain vendor payables. While the Company has received no formal notices of default related to these matters (other than the Forbearance Agreement default notice referred to in previous paragraph) it has not been able to resolve, it is working out these matters on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue. Payment delinquencies are further addressed in Note 6. RELATED PARTIES TRANSACTIONS, Note 8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES, Note 9. OTHER LIABILITIES, Note 10. NOTES PAYABLE, and Note 11. CONVERTIBLE DEBENTURES.

During the fourth quarter of 2011, the Company formed a joint venture with one dive entity, and in the first quarter of 2012, purchased the assets of another, with assumption of their retail location lease. The Company accomplished both transactions predominantly through issuance of restricted common stock in BWMG. The Company believes these transactions will help generate enough sales to supply sufficient working capital in the future. See Note 17. JOINT VENTURE EQUITY TRANSACTION and Note 7.ASSET PURCHASE for further discussion of these transactions. However, the Company does not expect that existing cash flow will be sufficient to fund presently anticipated operations beyond the third quarter of 2012. This raises substantial doubt about BWMG’s ability to continue as a going concern. The Company will need to raise additional funds and is currently exploring alternative sources of financing. We have issued a number of convertible debentures as an interim measure to finance our working capital needs as discussed in Note 11. CONVERTIBLE DEBENTURES and may continue to raise additional capital through sale of restricted common stock or other securities. We are paying for many legal and consulting services with restricted stock to maximize working capital. We have implemented some cost saving measures and will continue to explore more to reduce operating expenses.

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

We incurred a net loss of approximately $301 thousand in the second quarter of 2012. We incurred net losses of approximately $3.87 million in 2011, and $1.19 million in 2010. We anticipate these losses will continue for the foreseeable future. Additionally, the Company has negative cash flows from operations, negative working capital, is behind on payments due for payroll taxes and withholding, matured convertible debentures, property taxes, related party notes payable, accrued liabilities and interest – related parties, a note payable due an unrelated party, and certain vendor payables. In April 2012, the Company received a default notice under its Forbearance Agreement on the mortgage underlying the Company’s real estate. See risk factor below. Other than the Forbearance Agreement default notice, the Company had no other notices of default to address, and is working out all matters of delinquency on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue. This raises a substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon generating working capital and obtaining adequate new debt or equity financing. Because of our continuing losses, we may not have working capital to permit us to remain in business through the end of the year, without improvements in our cash flow from operations or new financing. Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses.

The Company is in default under its Forbearance Agreement on the mortgage underlying the Company’s real estate and all of its assets.

On or about April 27, 2012, the Company received a default notice from Branch Banking and Trust (BBT)under its Forbearance Agreement on the mortgage underlying the Company’s real estate. BBT subsequently received judgment of foreclosure, as the 17th Judicial Circuit of the Circuit Court of Broward County awarded BBT a final judgment in the amount of $1,123,269.30. On August 16, 2012 the Company’s real estate was sold through a court ordered auction for approximately $824,000, an amount approximately $300,000 less than the final judgment amount. Until the entire final judgment amount is satisfied, there can be no assurance that BBT will not take possession of certain of the Company’s assets to satisfy the judgment. Further, because this may be considered a default under the terms and conditions of the Company’s convertible debentures, there can be no assurance that the lenders may not accelerate as due immediately the full outstanding principal, interest and related default penalties.

The optional conversion features of a series of convertible debentures issued by the Company could require the Company to issue a substantial number of shares of common stock, which will cause dilution to the Company’s stockholders and a potentially negative effect on our stock price.

Since October 4, 2010 the Company has issued convertible debentures to several lenders and other third parties. At June 30, 2012 the outstanding principal balance of these debentures was approximately $630,000. The debentures convert under various conversion formulas, all of which are at a significant discount to market price of our common stock. As of August 11, 2012, the debentures are convertible into approximately 3,500,000,000 shares of Common Stock. The conversion of any of the debentures will result in the issuance of a significant number of shares of our common stock which will cause dilution to our existing shareholders. Furthermore, the conversion at a significant discount to the market price of our common stock may have a negative effect on our stock price. See Note 11. Convertible Debentures to our consolidated financial statements included herein.

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

Dependence on Consumer Spending

The success of the our business depends largely upon a number of factors related to consumer spending, including current and future economic conditions affecting disposable consumer income such as employment, business conditions, tax rates, and interest rates. In times of economic uncertainty, consumers tend to defer expenditures for discretionary items, which affect demand for our products. Any significant deterioration in overall economic conditions that diminishes consumer confidence or discretionary income can reduce our sales and adversely affect our financial results. The impact of weakening consumer credit markets; layoffs; corporate restructurings; higher fuel prices; declines in the value of investments and residential real estate; and increases in federal and state taxation can all negatively affect our results. There can be no assurance that in this type of environment consumer spending will not decline beyond current levels, thereby adversely affecting our growth, net sales and profitability or that our business will not be adversely affected by continuing or future downturns in the economy, boating industry, or dive industry. If declines in consumer spending on recreational marine accessories and dive gear are other than temporary, we could be forced to curtail operations.

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

The specific weakness identified by our management was a lack of a timely review by corporate management. The weakness is principally due to lack of working capital to retain the legal, accounting and external audit services, which are integral to the Company’s process for timely disclosure and financial reporting. This deficiency resulted in failure to timely file Form 8-Ks relating to foreclosure notice on real estate securing a mortgage, significant conversion of convertible debentures, installment conversion of portion of one debenture, and issuance of unrestricted stock for consulting services. The transactions are discussed below in Item 1. Legal Proceedings, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds, and Item 3. Default Upon Senior Securities and are disclosed in the notes to the Company’s Financial Statements for the period covered by this report included herein.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On June 23, 2011, a claim was filed in the U.S. District Court of Dallas County, Texas by the Estate of Christopher Logan. Amount of damages sought were not provided in the claim. The claim lists eight defendants of which the Company is one. The claim asserts Mr. Logan died breathing carbon monoxide while diving with a T80G medium duty compressor (“T80G”). The claim’s cited belief by the plaintiff that the T80G was sold by Brownie’s based on representations made by Keene Engineering, Inc. also a manufacturer of dive compressors and also listed as a defendant. The Company believes the representation is erroneous because Brownie’s does not sell the make/model cited in the claim, and Brownie’s compressors have the brand name forged into the die-casting on the head of each cylinder. On April 18, 2012, the Company filed a Motion for Leave to Designate Responsible Third Parties on this the Company motioned to have the Court designate the responsible third parties named by the Company in the Motion. Legal counsel advised the Company the court shall grant such a motion unless an objecting party establishes that the moving Defendants failed to plead sufficient facts to meet the pleading requirement of the Texas Rules of Civil Procedure. In the meantime, the case moved to trial and per legal navigators, after four days of proceedings, there was a defense verdict against Honda. The jury placed 77% of fault on Seeders and 23% on the plaintiff. Seeders settled for their $1M policy pre-trial. BWMG was advised by its insurer that it was un-suited before the trial began so no liability will be assigned the Company in this case and/or paid out.

On or about May 3, 2012, the Company received notice of filing of an action for breach of contract, conspiracy to commit securities fraud and injunctive relief against the Company and the first party named in Note 11. CONVERTIBLE DEBENTURES Ref (1). The Plaintiff is the second party referenced in Note 11. CONVERTIBLE DEBENTURES, Ref (1) who purchased the original debenture from the first party. The net book value, excluding interest, on the debenture as of June 30, 2012 was approximately $12,700. The amount named in the lawsuit is “damages in excess of $15,000”, plus other fees. The Company believes this action is without merit. See Note 22. SUBSEQUENT EVENTS for dismissal of complaint without prejudice.

On or about April 27, 2012, the Company received a default notice under its Forbearance Agreement on the mortgage underlying the Company’s real estate. See Item 3 below.

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

For the three months ended June 30, 2012, one note holder converted $2,611 under convertible debenture to 6,909,091 shares of unrestricted stock. Terms of conversion as per the debenture are $.000275 per share and the holder and terms of debentures held is discussed in Note 11. CONVERTIBLE DEBENTURES ref (11).

For the three months ended June 30, 2012, one note holder and assignees converted $3,528 under convertible debentures to 12,829,091 shares of unrestricted stock. Terms of conversion as per the debenture are $.000275 per share and the holder and terms of debentures held is discussed in Note 11. CONVERTIBLE DEBENTURES refs (9) and (10).

For the three months ended June 30, 2012, one note holder converted $4,000 under convertible debenture 4,000,000 shares of unrestricted stock. Terms of conversion as per the debenture are $.001 per share and the holder and terms of debenture held is discussed in Note 11. CONVERTIBLE DEBENTURES ref (12).

Pursuant to a consulting agreement for business advisory services, the Company issued or declared payable 839,825 restricted shares of common stock for the three months ended June 30, 2012. The stock conversion price under the agreement is calculated as a weighted average for the month the services were granted at a 30% discount.

To one consultant for engineering services the Company issued 62,523 restricted shares of common stock for the three months ended June 30, 2012. The stock conversion price was calculated as a weighted average for the month the services were rendered at a 30% discount

On June 30, 2012, the Company declared payable 210,526 shares of restricted stock to satisfy a $1,000 invoice based on a 50% discount of the weighted average share price for the period in which services were performed.

On May 18, 2012, the Company issued 101,492 restricted shares of common stock to a consultant for business advisory and strategic services. The number of restricted shares issued was based on a 30% discount to market weighted average share price for period services were performed.

On April 16, 2012, the Company issued 238,312 restricted shares of common stock for legal services. The number of shares issued was based on a 30% discount to market weighted average share price for period services were performed.

On April 10, 2102, the Company issued and holds in reserve 6,656,667 shares of restricted common stock which will vest over a one year term under a strategic alliance agreement for exclusivity, issuable to Precision Paddleboards, Inc. The price per share was calculated as the weighted average per share for the 30 days preceding the agreement.

For the three months ended June 30, 2012, the Company issued or declared 2,317,021 restricted shares of common stock payable, to a consultant for incremental engineering services. The number of shares was calculated based on the weighted average of shares outstanding for the period during which services were rendered at a 30% discount for services not covered by consulting agreement. Non-incremental engineering services are covered by a consulting agreement providing for 2,500,000 cumulative shares with a vesting schedule through December 31, 2012. These shares are recorded based on the closing stock price on the date of agreement. Shares will vest through December 31, 2012. As of June 30, 2012, the Company had issued 1,916,664 shares of restricted stock under this agreement according to the vesting schedule.

Item 3.  Defaults Upon Senior Securities

On or about April 27, 2012, the Company received a default notice from Branch Banking and Trust (BBT)under its Forbearance Agreement on the mortgage underlying the Company’s real estate. BBT subsequently received judgment of foreclosure, as the 17th Judicial Circuit of the Circuit Court of Broward County awarded BBT a final judgment in the amount of $1,123,269.30. On August 16, 2012 the Company’s real estate was sold through a court ordered auction for approximately $824,000, an amount approximately $300,000 less than the final judgment amount. Until the entire final judgment amount is satisfied, there can be no assurance that BBT will not take possession of certain of the Company’s assets to satisfy the judgment. Further, because this may be considered a default under the terms and conditions of the Company’s convertible debentures, there can be no assurance that the lenders may not accelerate as due immediately the full outstanding principal, interest and related default penalties.

Item 4.  MINE SAFETY DISCLOSURE

None.

Item 5.  Other Information

None.

Item 6. Exhibits

Exhibit No.	Description	Location
2.2	Merger Agreement, dated June 18, 2002 by and among United Companies Corporation, Merger Co., Inc. and Avid Sportswear & Golf Corp.	Incorporated by reference to Exhibit 2.02 Amendment No. 1 to Form S-4 filed June 24, 2002.

2.3	Articles of Merger of Avid Sportswear & Golf Corp. with and into Merger Co., Inc.	Incorporated by reference to Exhibit 2.03 Amendment No. 1 to Form S-4 filed June 24, 2002.

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of 10-Q for the quarter ended September 30, 2009 filed on November 13, 2009.

3.4	Designation of Series A Preferred Stock	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on April 27, 2011.

3.5	Bylaws	Incorporated by reference to Exhibit 3.04 to the Registration Statement on Form 10-SB.

5.1	2007 Stock Option Plan	Incorporated by reference to the appendix to the Company's Definitive Information Statement on Schedule 14C filed July 31, 2007.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith.

32.1	Certification Pursuant to Section 1350	Provided herewith.

32.2	Certification Pursuant to Section 1350	Provided herewith.

101	XBRL Interactive Data File **

** To be filed by within the earlier of 30 days from the due date or filing date of this report pursuant to the grace period provided for the filing of the first interactive data exhibit containing detailed note tagging.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 20, 2012	Brownie’s Marine Group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer
42