Form 10-Q
period 2012-09-30
Brownie's Marine Group, Inc
filed 2012-11-13
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Yes ☐  No ☒

There were 377,276,252 shares of common stock outstanding as of November 7, 2012.

PART I

Item 1.   Financial Statements

Financial Information

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31,
	(Unaudited)	2011
ASSETS

Current assets
Cash	$86,172	$27,182
Accounts receivable, net of $43,000 and $31,000 allowance for doubtful accounts, respectively	72,799	8,134
Accounts receivable - related parties	65,118	52,043
Inventory	599,269	621,818
Prepaid expenses and other current assets	133,009	86,293
Deferred tax asset, net - current	385	581
Total current assets	956,752	796,051

Property, plant and equipment, net	61,375	1,106,663

Deferred tax asset, net - non-current	11,586	47,735
Other assets	31,635	27,635

Total assets	$1,061,348	$1,978,084

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$394,602	$635,378
Customer deposits and unearned revenue	32,064	95,164
Royalties payable - related parties	136,645	120,785
Other liabilities	360,126	13,320
Other liabilities and accrued interest - related parties	37,867	8,990
Convertible debentures, net	634,607	530,108
Notes payable - current portion	11,769	1,087,307
Notes payable - related parties - current portion	205,104	207,579
Total current liabilities	1,812,784	2,698,631

Long-term liabilities
Notes payable - long-term portion	18,538	—
Notes payable - related parties - long-term portion	—	41,854

Total liabilities	1,831,322	2,740,485

Commitments and contingencies

Stockholders' deficit
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding	425	425
Common stock; $0.0001 par value; 5,000,000,000 shares authorized; 3,600,615,539 and 61,466,516 shares issued, respectively; 270,303,843 and 47,923,336 shares outstanding, respectively	27,030	4,792
Common stock payable; $0.0001 par value; 44,622,771 and 10,328,358 shares, respectively	4,462	1,032
Prepaid equity based compensation	(262,495)	(637,498)
Additional paid-in capital	6,911,075	6,144,943
Accumulated deficit	(7,450,471)	(6,276,095)
Total stockholders' deficit	(769,974)	(762,401)

Total liabilities and stockholders' deficit	$1,061,348	$1,978,084

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net revenues
Net revenues	$791,343	$478,012	$1,783,199	$1,159,707
Net revenues - related parties	199,045	181,249	565,805	459,648
Total net revenues	990,388	659,261	2,349,004	1,619,355

Cost of net revenues
Cost of net revenues	580,497	473,563	1,509,676	1,187,323
Royalties expense - related parties	21,071	16,688	53,735	40,537
Total cost of net revenues	601,568	490,251	1,563,411	1,227,860

Gross profit	388,820	169,010	785,593	391,495

Operating expenses
Selling, general and administrative	481,306	357,907	1,406,937	954,545
Research and development costs	2,429	3,434	12,137	44,715
Total operating expenses	483,735	361,341	1,419,074	999,260

Loss from operations	(94,915)	(192,331)	(633,481)	(607,765)

Other expense, net
Other (income) expense, net	287,639	1,947	288,617	(4,561)
Interest expense	25,086	174,440	210,615	411,714
Interest expense - related parties	1,409	3,059	5,318	2,092,869
Total other expense, net	314,134	179,446	504,550	2,500,022

Net loss before provision for income taxes	(409,049)	(371,777)	(1,138,031)	(3,107,787)

Provision for income tax expense	22,849	37,892	36,345	34,949

Net loss	$(431,898)	$(409,669)	$(1,174,376)	$(3,142,736)

Basic loss per common share	$(0.00)	$(0.02)	$(0.00)	$(0.11)
Diluted loss per common share	$(0.00)	$(0.02)	$(0.00)	$(0.11)

Basic weighted average common shares outstanding	139,381,314	18,402,210	270,303,813	28,196,705
Diluted weighted average common shares outstanding	139,381,314	18,402,210	270,303,813	28,196,705

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

							Prepaid	Additional		Total
	Common stock		Preferred stock		Common stock payable		Equity based	paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	compensation	capital	deficit	deficit

Balance, December 31, 2011	47,923,336	$4,792	425,000	$425	10,328,358	$1,032	$(637,498)	$6,144,943	$(6,276,095)	$(762,401)

Issuance of stock payable from prior prior reporting periods	10,328,358	1,032	—	—	(10,328,358)	(1,032)	—	—	—	—

Stock granted for consulting, legal, and other professional services	2,546,765	255	—	—	7,408,791	741	—	78,204	—	79,200

Discounts on convertible debentures	—	—	—	—	—	—	—	37,500	—	37,500

Stock issued for assets purchased from Florida Dive Industries, Inc.	2,200,000	220	—	—	—	—	—	59,180	—	59,400

Amortization of prepaid equity based compensation	—	—	—	—	—	—	125,001	—	—	125,001

Conversion of convertible debentures to stock	20,423,519	2,043	—	—	—	—	—	52,808	—	54,851

Extinguishment of convertible debentures	—	—	—	—	—	—	—	45,161	—	45,161

Stock issued for accrued payroll	10,000,000	1,000	—	—	—	—	—	44,000	—	45,000

Net loss	—	—	—	—	—	—	—	—	(441,201)	(441,201)

Balance, March 31, 2012 (Unaudited)	93,421,978	$9,342	425,000	$425	7,408,791	$741	$(512,497)	$6,461,796	$(6,717,296)	$(757,489)

Issuance of stock payable from prior prior reporting periods	7,408,791	741	—	—	(7,408,791)	(741)	—	—	—	—

Stock granted for consulting, legal, and other professional services	3,165,103	317	—	—	687,127	69	—	98,341	—	98,727

Equity based compensation to Chief Executive Officer	—	—	—	—	1,797,676	179	—	35,535	—	35,714

Stock for equity investment	—	—	—	—	666,667	67	—	4,933	—	5,000

Amortization of prepaid equity based compensation	—	—	—	—	—	—	125,001	—	—	125,001

Conversion of accrued interest on convertible debentures to stock	602,009	60	—	—	—	—	—	5,334	—	5,394

Conversion of convertible debentures to stock	26,324,618	2,632	—	—	—	—	—	7,507	—	10,139

Equity based compensation for exclusivity pursuant to agreement with Precision Paddleboards, Inc.	—	—	—	—	148,149	15	—	5,318	—	5,333

Conversion of short-term loan to stock	—	—	—	—	2,666,667	267	—	19,733	—	20,000

Net loss	—	—	—	—	—	—	—	—	(301,277)	(301,277)

Balance, June 30, 2012 (Unaudited)	130,922,499	$13,092	425,000	$425	5,966,286	$597	$(387,496)	$6,638,497	$(7,018,573)	$(753,458)

Issuance of stock payable from prior prior reporting periods	1,353,794	135	—	—	(1,353,794)	(135)	—	—	—	—

Stock granted for consulting, legal, and other professional services	10,331,715	1,033	—	—	—	—	—	25,835	—	26,868

Discounts on convertible debentures	—	—	—	—	—	—	—	62,440	—	62,440

Equity based compensation to Chief Executive Officer	—	—	—	—	39,843,611	3,983	—	103,160	—	107,143

Amortization of prepaid equity based compensation	—	—	—	—	—	—	125,001	—	—	125,001

Conversion of accrued interest on convertible debentures to stock	2,161,820	216	—	—	—	—	—	1,446	—	1,662

Conversion of convertible debentures to stock	125,534,015	12,554	—	—	—	—	—	60,286	—	72,840

Extinguishment of convertible debentures	—	—	—	—	—	—	—	13,428	—	13,428

Equity based compensation for exclusivity pursuant to agreement with Precision Paddleboards, Inc.	—	—	—	—	166,668	17	—	5,983	—	6,000

Net loss	—	—	—	—	—	—	—	—	(431,898)	(431,898)

Balance, September 30, 2012 (Unaudited)	270,303,843	$27,030	425,000	$425	44,622,771	$4,462	$(262,495)	$6,911,075	$(7,450,471)	$(769,974)

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended Septemer 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(1,174,376)	$(3,142,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	30,839	26,183
Change in deferred tax asset, net	36,345	34,949
Equity based compensation for consulting and legal services	204,795	27,298
Equity based compensation for product exclusivity	11,333	—
Accretion of convertible debenture discounts	143,067	321,286
Conversion of debt to equity, interest expense - related party	—	2,082,500
Equity based compensation payable to chief executive officer	142,857	—
Amortization of prepaid equity based compensation expense	375,003	279,087
Stock issued for supplies and other expensed items	9,360	—
Loss on foreclosure of real estate	307,108	—
Loss on extinguishment of convertible debentures	92,993	—
Gain on forgiveness of legal accrual	(95,054)	—
Gain on sale of fixed asset	—	(5,000)
Changes in operating assets and liabilities:
Change in accounts receivable, net	(64,665)	2,854
Change in accounts receivable - related parties	(13,075)	(18,739)
Change in inventory	30,989	(37,005)
Change in prepaid expenses and other current assets	(46,716)	(16,480)
Change in other assets	(4,000)	—
Change in accounts payable and accrued liabilities	(72,735)	28,210
Change in customer deposits and unearned revenue	(63,100)	38,512
Change in other liabilities	19,237	(11,199)
Change in other liabilities and accrued interest - related parties	28,877	(5,505)
Change in royalties payable - related parties	15,860	29,190
Net cash used in operating activities	(85,058)	(366,595)

Cash flows from investing activities:
Sale of fixed assets	—	5,000
Purchase of fixed assets	(19,116)	(1,669)
Net cash (used in) provided by investing activities	(19,116)	3,331

Cash flows from financing activities:
Proceeds from borrowing on convertible debentures	277,724	440,000
Proceeds from short-term loans	47,000	10,500
Proceeds from equity investment	5,000	5,000
Proceeds from notes payable	2,002	35,764
Principal payment on convertible debentures	(119,224)	(24,000)
Principal payments on note payable	(5,009)	(2,450)
Principal payments on note payable - related party	(44,329)	—
Net cash provided by financing activities	163,164	464,814

Net change in cash	58,990	101,550

Cash, beginning of period	27,182	4,171

Cash, end of period	$86,172	$105,721

Supplemental disclosures of cash flow information:
Cash paid for interest	$45,556	$59,833

Cash paid for income taxes	$—	$—

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
Supplemental disclosures of non-cash investing activities and future operating activities:

Convertible debenture issued for prepaid inventory	$—	$76,000

Discounts on convertible debentures	$99,940	$527,302

Stock issued for prepaid equity based compensation	$—	$20,000

Stock and additional paid-in capital for assets purchased from Florida Dive Industries, Inc.	$50,040	$—

Conversion of convertible debentures to stock	$137,830	$29,500

Conversion of accrued payroll to stock	$45,000	$—

Conversion of accrued interest on convertible debentures to stock	$13,354	$—

Preferred stock issued for conversion of note-payable related party	$—	$42,500

Stock issued for prepaid inventory	$—	$38,000

Write-off of fully depreciated asset sold	$—	$20,938

Issuance of stock in consideration of personal guarantees - related party	$—	$1,000,000

Conversion of short-term loan to stock	$20,000	$500

Equity based compensation vesting to Chief Executive Officer	$142,857	$—

Equity based compensation vesting for exclusivity pursuant to agreement with Precision Paddleboards, Inc.	$11,333	$—

Conversion of note payable - current portion and related accrued interest to convertible debenture (excluding interest of $17,025)	$—	$39,724

Write off of real estate due to foreclosure and sale	$1,075,165	$—

Write off of mortgage due to foreclosure and sale of real estate	$1,053,994	$—

Real estate foreclosure difference between court judgment and sale amount recorded as estimated other liability	$300,569	$—

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

Going Concern –The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. We have incurred losses since 2009, and expect to have losses in 2012. We have had a working capital deficit since 2009. Although cured effective the fourth quarter 2010, the Company defaulted on its first mortgage in the third quarter of 2010, which resulted in an automatic default on its second mortgage, and was restructured with a forbearance agreement with a maturity date of May 22, 2012. The Company was notified of default under the Forbearance Agreement on or around April 27, 2012, and the real estate was foreclosed on and sold on August 16, 2012. See Note 10. NOTES PAYABLE for further discussion related to the mortgage and Forbearance Agreement.

In addition, the Company is behind on payments due for payroll taxes and withholding, matured convertible debentures, related party notes payable, accrued liabilities and interest –related parties, and certain vendor payables. While the Company has received no formal notices of default related to these it has not been able to resolve, it is working out these matters on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue. Payment delinquencies are further addressed in Note 6. RELATED PARTIES TRANSACTIONS, Note 8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES, Note 9. OTHER LIABILITIES, Note 10. NOTES PAYABLE, and Note 11. CONVERTIBLE DEBENTURES.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Description of business and summary of significant accounting policies (continued)

Going Concern (continued) – During the fourth quarter of 2011, the Company formed a joint venture with one dive entity, and in the first quarter of 2012, purchased the assets of another, with assumption of their retail location lease. The Company accomplished both transactions predominantly through issuance of restricted common stock in BWMG. The Company believes these transactions will help generate enough sales to supply sufficient working capital in the future. See Note 17. JOINT VENTURE EQUITY TRANSACTION and Note 7. ASSET PURCHASE for further discussion of these transactions. However, the Company does not expect that existing cash flow will be sufficient to fund presently anticipated operations beyond the forth quarter of 2012. This raises substantial doubt about BWMG’s ability to continue as a going concern. The Company will need to raise additional funds and is currently exploring alternative sources of financing. We have issued a number of convertible debentures as an interim measure to finance our working capital needs as discussed in Note 11. CONVERTIBLE DEBENTURES and may continue to raise additional capital through sale of restricted common stock or other securities. We are paying for many legal and consulting services with restricted stock to maximize working capital. We have implemented some cost saving measures and will continue to explore more to reduce operating expenses.

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

Property, Plant, and Equipment – Property, Plant and Equipment are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are primarily 3 to 5 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

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

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which occur. Advertising and trade show expense incurred for the three months ended September 30, 2012, and 2011, was $2,636 and $28,509, respectively. Advertising and trade show expense incurred for the nine months ended September 30, 2012, and 2011, was $15,799 and $42,981, respectively.

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

Stock-based compensation (continued) – For the three and nine months ended September 30, 2012, the Company amortized prepaid equity based compensation for personal guarantees of related party on Company’s bank debt, and additional compensation expense to the Chief Executive Officer payable in stock when vested. See Note 6. RELATED PARTY TRANSACTIONS for further discussion. For the three and nine months ended September 30, 2012, and 2011, the company granted stock for consulting services. See Note 12. STOCK ISSUED FOR CONSULTING, LEGAL, AND OTHER PROFESSIONAL SERVICES. In addition, on March 6, 2012, the Company authorized year end 2011 equity based bonuses for some employees, board of directors, and consultants, as well as payment of amounts due the non-employee member of the Board of Directors for service on the Board from April 1 to December 31, 2012. See Note 20. EQUITY BASED YEAR END BONUSES AND CONVERSION OF BOARD OF DIRECTORS’ LIABILITY for further information. Similarly, on March 8, 2012, the Company issued 10,000,000 shares of stock to an employee in satisfaction of $45,000 of accrued payroll from 2011. In addition, for the three and nine months ended September 30, 2012, the Company recognized $11,333 and $5,333, respectively, for sales, general and administrative expense for exclusivity pursuant to strategic alliance agreement payable in stock when vested. See Note 21. STRATEGIC ALLIANCE AGREEMENT for further discussion.

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

Earnings per common share – Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. All common stock equivalent shares were excluded in the computation for the three months ended September 30, 2012, and 2011, since their effect was antidilutive.

New accounting pronouncements – In July 2012, the Financial Accounting and Standards Board (FASB) issued Accounting Standards Update (“ASU”) ASU 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 addresses valuation of indefinite-lived intangible assets other than goodwill, and allows an entity the option to first assess qualitative factors to determine whether it is more likely than not that impairment has occurred. If an entity determines it is not likely that impairment has occurred no further action is necessary. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company elected early adoption of ASU 2012-02 during the second quarter of 2012 without impact to financial condition, results of operations, or cash flows.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	INVENTORY

Inventory consists of the following as of:

	September 30, 2012	December 31, 2011

Raw materials	$305,516	$385,497
Work in process	—	—
Finished goods	293,753	226,321
	$599,269	$621,818

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets totaling $133,009 at September 30, 2012, consists of $102,941 of prepaid inventory, and $20,528 of prepaid insurance, $3,240 prepaid rent, and $6,300 prepaid legal and accounting.

Prepaid expenses and other current assets totaling $86,293 at December 31, 2011, consists of $74,800 of prepaid inventory, and $11,493 of prepaid insurance.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of:

	September 30, 2012	December 31, 2011

Building, building improvements, and land	$—	$1,224,962
Furniture, fixtures, vehicles and equipment	165,644	104,928
	165,644	1,329,890
Less: accumulated depreciation and amortization	(104,269)	(223,227)
	$61,375	$1,106,663

On August 16, 2012 the Company’s real estate was sold through a court ordered auction for approximately $824,000, an amount approximately $300,000 less than the final judgment amount. At the time of the sale, carrying value of the building, building improvements, and land was $1,641,075, mortgage balance was $1,053,997, accrued interest was $15,609, and accrued real estate taxes was $45,006. After reversing all amounts associated with the foreclosed property and recording $300,569 adjustment for difference between the sale and final judgment amount the Company recorded a $307,108 loss on foreclosure. This adjustment and loss are an estimate and are pending final resolution with the mortgage lender who both foreclosed and purchased the property. Until such time as resolution the Company continues to occupy the property, has not received notice to vacant, and is working out final terms with the bank on a lease See Note 22. SUBSEQUENT EVENTS related to execution of lease on property.

5.	CUSTOMER CREDIT CONCENTRATIONS

The Company sells to three entities owned by the brother of Robert Carmichael, the Company’s Chief Executive officer as further discussed in Note 6 – RELATED PARTIES TRANSACTIONS. Combined sales to these entities for the three months ended September 30, 2012 and 2011, represented 19.22% and 27.47%, respectively, of total net revenues. Combined sales to these entities for the nine months ended September 30, 2012 and 2011, represented 23.47% and 30.57%, respectively, of total net revenues. Sales to one unrelated customer for three months ended September 30, 2012 represented 13.98% of net revenues. For the three and nine months ended September 30, 2011, sales to another unrelated customer represented 11.57% and 9.99%, respectively, of total net revenues. Sales to no other customers represented greater than 10% of net revenues for the three or nine months ended September 30, 2012 and 2011.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	RELATED PARTY TRANSACTIONS

Notes payable – related parties

Notes payable – related parties – consists of the following as of September 30, 2012:

Promissory note payable to the Chief Executive Officer of the Company, unsecured, bearing interest at 7.5% per annum, due in monthly principal and interest payments of $7,050, maturing on August 1, 2013.	$205,104

Less amounts due within one year	205,104

Long-term portion of notes payable – related parties	$—

As of September 30, 2012, principal payments on the notes payable – related parties are as follows:

2012	$163,250
2013	41,854
2014	—
2016	—
2016	—
Thereafter	—

$205,104

As of September 30, 2021, the Company was approximately twenty-two months in arrears on principal payments due under the Note payable to the Chief Executive Officer. No default notice has been received and the Company makes interest payments until such time as it is able to address the past due principal payments. See Other liabilities and accrued interest– related parties within this Note for the related accrued interest in arrears. On April 21, 2011, the Company issued 425,000 shares of preferred stock, designated as Series “A” Convertible Preferred Stock, to Robert Carmichael in consideration for forgiveness of $42,500 due under the Note payable to Chief Executive Officer. The Series “A” Convertible Preferred Stock may be converted to common stock at a rate of $.01 per share, or 42,500,000 shares of common stock. The fair market value per common share upon which the transaction was based was $.05. Accordingly, the Company recognized $2,082,500 as interest expense – related party as part of the transaction.

On February 12, 2010, as part of the requirements for conversion of its non-related party, revolving line of credit to a term loan, the Company converted GKR Associates, LLC’s (GKR) second mortgage to a third mortgage. See Note 10. NOTES PAYABLE for further discussion. The Company was fifteen months in arrears on mortgage payments due GKR when on March 18, 2011, the Chief Executive Officer disposed of all his financial interest in GKR Associates, LLC (GKR). Accordingly, all transactions of the Company with GKR subsequent to March 18, 2011, are not classified with those of related parties. On September 18, 2011, the Company converted GKR’s note payable to a convertible debenture. See Note 11. CONVERTIBLE DEBENTURES for further discussion.

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

Net revenues and accounts receivable – related parties – The Company sells products to three entities, Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers. Combined net revenues from these entities for three months ended September 30, 2012, and 2011, was $190,384 and $181,241, respectively. Combined net revenues from these entities for the nine months ended September 30, 2012, and 2011, was $560,303, and 459,640, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at September 30, 2012, was $27,759, $15,226, and $9,164, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2011, was $27,247, $12,348, and $8,457, respectively. Sales to Pompano Dive Center for the three and nine months ended September 30, 2012 was $8,661 and $14,394, respectively. Accounts Receivable from Pompano Dive Center was $12,969 and $0 at September 30, 2012, and December 31, 2011, respectively. See Note 17. JOINT VENTURE EQUITY EXCHANGE AGREEMENT for further discussion regarding Pompano Dive Center. Accounts receivable from the Company’s Chief Executive Officer at of September 30, 2012 and December 31, 2011, was $0 and $3,991, respectively.

Royalties expense – related parties – The Company has Non-Exclusive License Agreements with 940 Associates, Inc. (hereinafter referred to as “940A”), an entity owned by the Company’s Chief Executive Officer, to license product patents it owns. Under the terms of the license agreements effective January 1, 2005, the Company pays 940A $2.00 per licensed product sold, rates increasing 5% annually. Also with 940A, the Company has an Exclusive License Agreement to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. Based on this license agreement, the Company pays 940A 2.5% of gross revenues per quarter. Total royalty expense for the above agreements for three months ended September 30, 2012, and 2011, is disclosed on the face of the Company’s Consolidated Statements of Operations. As of September 30, 2012, the Company was approximately twenty-six months in arrears on royalty payments due. No default notice has been received and the Company plans to make payments as able.

Non-employee Board of Directors – Non-employee Board of Director (BOD) compensation is $2,500 per month. Non-Employee BOD fees for the three and nine months ended September 30, 2012 were $7,500 and $30,000, respectively. One of the two non-employee Board of Directors (“BOD”), Wesley Armstrong, of the three person BOD, which included the Chief Executive Officer, resigned his position on April 18, 2012. As of September 30, 2012, none of the $30,000 accrued BOD fees had been paid. Because the remaining non-employee BOD, Mikkel Pitzner, now accounts for 50% of the BOD, the Company reclassified him to related party as of April 2012. See Other liabilities and accrued interest - related parties below for inclusion of the $22,500 payable to him as of September 30, 2102. Prior to April 2012, the two non-employee BOD were not classified as related parties. The $7,500 payable to the non-employee director that resigned is included in other liabilities at September 30, 2012. On June 20, 2012, Mr. Pitzner converted a $20,000 short-term loan to 2,666,667 restricted shares payable per BOD consent. Conversion price per share was $.0075, which was the same price granted to another unrelated equity investor.

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

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	RELATED PARTY TRANSACTIONS (continued)

Other liabilities and accrued interest– related parties

Other liabilities and accrued interest– related parties consists of the following at:

	September 30, 2012	December 31, 2011

Accrued interest on Notes payable – related parties	$144	$2,973
BOD fee payable to non-employee	22,500	—
Accounts payable due Pompano Dive Center	9,206
Due to Principals of Carleigh Rae Corp., net	6,017	6,017
Other liabilities – related parties	$37,867	$8,990

The $6,017 due the Principals of the Carleigh Rae Corp. resulted as part of the patent infringement settlements received by the Company and is discussed above as is the non-employee BOD Fee.

Restricted common stock issued for personal guarantee – On April 21, 2011, the Company granted Robert Carmichael, the Chief Executive Officer, 20,000,000 shares of restricted common stock in consideration of personal guarantees he provided to secure restatement and consolidation of the first and second mortgages of the Company. The restrictions on the common stock will expire 50% on April 20, 2012, and 50% on April 20, 2013, if Mr. Carmichael continues his full time employment with the Company. The company valued the stock at $.05 per share and will record $1,000,000 of compensation expense to Mr. Carmichael ratably over the two-year term in which the restrictions expire. The unearned balance of the compensation is recorded as prepaid compensation as a component of shareholders’ deficit. As of the three and nine months ended September 30, 2012, the Company recognized $125,001 and $375,003, respectively, as amortization of prepaid compensation under this agreement. As of the three and nine months ended September 30, 2011, the Company recognized $125,001 and 237,501, respectively, as amortization of prepaid compensation under this agreement. Prepaid compensation remaining under this agreement as of September 30, 2012 and December 31, 2011, was $262,495 and $637,498, respectively, and is reflected as a component of Stockholders’ Deficit.

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

Equity based compensation for Chief Executive Officer – Pursuant to a Written Consent of the Board of Directors (BOD) of the Company on June 11, 2012, clarifying a meeting held on May 31, 2012, the BOD declared a $83,333 bonus due the Chief Executive Officer payable in 6,944,444 shares of restricted stock. The shares will not vest until January 2, 2013, are subject to continued employment with the Company through then, and will not be released until vested. The grant price per share of $.012 was based on the closing price of the stock on May 31, 2012. For accounting purposes, the Company will recognize $83,333 operating expense ratably over the seven months the share vest. Further, the Chief Executive Officer’s monthly salary was increased by $16,667 per month beginning in June 2012, payable in restricted stock calculated based on a monthly weighted average share factor of .70, or a 30% discount. The shares will not vest until six months after the last day of each month, continued employment is also a requirement for vesting, and shares will not be issued until vested. The Company will record $23,801 operating expense each month related to the salary increase, which is $16,667 with the discount added back to record at full monthly weighted average price per market. Accordingly, for the three months ended September 30, 2012, the Company recorded $107,143 and 142,857, respectively, operating expense related to the equity based compensation with corresponding entry to shares payable.

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

As a purchase price, the Company shall pay Seller, on a monthly basis, beginning April 1, 2012, and thereafter until May 13, 2013, in equal payments, the total cash purchase price of $22,500. In addition, the Company shall issue Seller 2,200,000 shares of restricted stock as part of the purchase price as provided for in the Amendment. The fair market value of the Company’s 2,200,000 shares of restricted stock on March 5, 2012, was $59,400, or $.027 per share. Both the restricted stock and the monthly payments due Seller shall be maintained in an escrow account for six months as a purchase price holdback for contingent liabilities not otherwise settled by Seller. If such items including rent and any building or zoning code violations have not been paid by Seller during this period, Buyer will settle said liabilities with the purchase price holdback.

8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $394,602 at September 30, 2012, consists of $198,867 accounts payable trade, $57,876 accrued payroll and related fringe benefits, $63,510 accrued payroll taxes and withholding, $72,741 accrued interest, and $1,608 other accrued liabilities. Accrued payroll taxes and withholding were approximately nine months in arrears at September 30, 2012. Balances due certain vendors are also due in arrears to varying degrees. The Company is handling all delinquent accounts on a case by case basis.

Accounts payable and accrued liabilities of $635,378 at December 31, 2011, consists of $252,820 accounts payable trade, $60,574 balance of legal expense that was a Company expense prior to the reverse merger with Trebor Industries, Inc., $96,643 accrued payroll and related fringe benefits, $132,698 accrued payroll taxes and withholding, $35,417 accrued real estate taxes, $49,992 accrued interest, and $7,234 other accrued liabilities. Accrued payroll taxes and withholding were approximately nine months in arrears at December 31, 2011. Balances due certain vendors were also due in arrears to varying degrees.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. OTHER LIABILITIES

Other liabilities of $360,126 at September 30, 2012, consists of $307,107 foreclosure liability, $37,000 short-term loans, $22,500 payable for assets purchased pursuant to Asset Purchase Agreement (Note 7. ASSET PURCHASE), $7,500 non-employee BOD fee, and $2,200 on-line training liability. The foreclosure liability is the difference between the court judgment amount, and amount the Company’s foreclosed property was purchased for by lender. The $37,000 short-term loans is comprised of three loans due on demand from unrelated parties.

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

10.	NOTES PAYABLE

Notes payable consists of the following as of September 30, 2012:

Promissory note payable, unsecured, bearing interest at 5% simple interest per annum, due in weekly principal and interest payments of $250, maturing on March 10, 2015.	$30,307

Less amounts due within one year	11,769

Long-term portion of notes payable	$18,538

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	NOTES PAYABLE (continued)

As of September 30, 2012, principal payments on the notes payable are as follows:

2012	$2,887
2013	12,152
2014	12,540
2015	2,728
2016	—
Thereafter	—

$30,307

On March 18, 2011, the Chief Executive Officer transferred all financial interest in GKR. Accordingly, all transactions of the Company with GKR subsequent to March 18, 2011, are not classified with those of related parties, and the note payable due them was converted to a convertible debenture as of September 8, 2011. Accordingly the balance due under that obligation is classified with the convertible debenture balance as of September 30, 2012 and December 31, 2011. See Note 11. CONVERTIBLE DEBENTURES for further discussion.

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

On or about April 27, 2012, the Company received a default notice from BBT under its Forbearance Agreement on the mortgage underlying the Company’s real estate. BBT subsequently received judgment of foreclosure, as the 17th Judicial Circuit of the Circuit Court of Broward County awarded BBT a final judgment in the amount of $1,123,269.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	NOTES PAYABLE (continued)

On August 16, 2012 the Company’s real estate was sold through a court ordered auction for approximately $824,000, an amount approximately $300,000 less than the final judgment amount. At the time of the sale, carrying value of the building, building improvements, and land was $1,641,075, mortgage balance was $1,053,997, accrued interest was $15,609, and accrued real estate taxes was $45,006. After reversing all amounts associated with the foreclosed property and recording $300,569 adjustment for difference between the sale and final judgment amount the Company recorded a $307,108 loss on foreclosure. This adjustment and loss are an estimate and are pending final resolution with the mortgage lender who both foreclosed and purchased the property. Until resolution, the Company will maintain a liability for the shortfall, recorded in other liabilities on the balance sheet. The Company continues to occupy the property, has not received notice to vacant, and is working out final terms with the bank on a lease. Accordingly, the note payable on the mortgage was written off during the third quarter ended September 30, 2012 along with the real estate and accumulated depreciation, while the shortfall liability was recorded and will remain until resolution as noted above.

In February 2011, the Company converted a vendor payable into an unsecured promissory note as reflected above and below in note payable balances as of September 30, 2012 and December 31, 2011, respectively. Principal and interest payments of $2,000 per month were to begin on February 28, 2011, and continue through August 31, 2012, maturity. Since the Company was in arrears on payments, on June 1, 2012, the Company restructured the Note with the vendor. Effective June 5, 2012, the Company began making payments under the restructured term as reflected in the terms above stated with the balance at September 30, 2012.

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

Potential convertible debenture default - On August 16, 2012 the Company’s real estate was sold through a court ordered auction for approximately $824,000, an amount approximately $300,000 less than the final judgment amount. Until the entire final judgment amount is satisfied, there can be no assurance that BBT will not take possession of certain of the Company’s assets to satisfy the judgment. Further, because this may be considered a default under the terms and conditions of the Company’s convertible debentures, there can be no assurance that the lenders may not accelerate as due immediately the full outstanding principal, interest and related default penalties. As of September 30, 2012, no default notices had been received from any of the holders of the convertible debentures.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	CONVERTIBLE DEBENTURES (continued)

The Company has outstanding convertible debentures as follows:

Convertible debentures as of September 30, 2012, are as follows:
Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Origination Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Debenture, Net Balance	Ref.
10/4/2010	4/4/2011	5%	$20,635	$(20,635)	$-	$-	$-	(1)
11/27/2010	5/27/2011	10%	125,000	(53,571)	82,250	-	82,250	(2)
1/7/2011	11/11/2011	5%	76,000	(32,571)	48,000	-	48,000	(3)
2/10/2011	1/14/2011	8%	42,500	(42,500)	-	-	-	(4)
9/12/2011	6/14/2012	8%	37,500	(37,500)	-	-	-	(4)
3/9/2011	3/9/2012	10%	50,000	(34,472)	-	-	-	(5)
5/3/2011	5/5/2012	5%	300,000	(206,832)	300,000	-	300,000	(6)
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	(1,962)	8,038	(7)
9/8/2011	9/20/2011	10%	39,724	(17,016)	-	-	-	(8)
2/10, 5/18, 7/17/2012	2/10, 5/18, 7/17/2014	10%	31,000	-	11,530	-	11,530	(9)
3/14/2012	2/10/2014	10%	5,500	-	472	-	472	(10)
12/19/2011	9/21/2012	8%	37,500	(37,500)	-	-	-	(4)
2/7/2012	2/7/2014	10%	16,000	-	16,000	-	16,000	(11)
2/10/2012	2/10/2014	10%	39,724	-	29,995	-	29,995	(11)
3/9/2012	3/9/2014	10%	56,250	-	56,250	-	56,250	(11)
4/19, 8/17/2012	4/4/2011, 2/10/2014	5%	16,347	-	6,495	-	6,495	(12)
7/2/2012	4/5/2013	8%	78,500	(35,268)	78,500	(23,510)	54,990	(4)
8/8/2012	5/2/2013	8%	42,500	(27,172)	42,500	(21,913)	20,587	(4)
Totals					$681,992		$634,607

(1)	The Company converted an accounts payable for legal services to a convertible debenture. At the option of the lender, the principal amount of the note plus any accrued interest may be converted in whole or in part into Common Stock at the conversion price per share of $.001 by written notice. The lender will be limited to maximum conversion of 4.99% of the outstanding Common Stock of the Company at any one time. The debenture and the shares referenced within the debenture may be assignable in whole or in part to a third party at any time during the term. The Company valued the beneficial conversion feature (BCF) of the convertible debenture at $20,635, the “ceiling” of its intrinsic value. The Company accreted the discount to the convertible debenture and recognize interest expense through its maturity. On the maturity date of the debenture, the lender sold and assigned the debenture to an unrelated third party for the face value of the debenture. See Note 16. LEGAL regarding dismissal of lawsuit complaint filed by this party against the Company and the original lender. Because the original lender asserted default against this party, the original lender re-assigned the debenture to another party. See Ref. (12) for assignment of the debenture as well as accounting treatment of the assignment.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	CONVERTIBLE DEBENTURES (continued)

(2)	The Company purchased exclusive rights for license of certain intellectual property from an unrelated party. The parties agreed to a royalty of 2.5% of net revenues generated from the sale, sub-license or use of the technology or a reasonable negotiated rate based on similar invention. The debenture is convertible to common shares of the Company at May 27, 2011, along with accrued interest at the option of the lender. Conversion price per share is 30% discount as determined from the weighted average of the preceding 12 trading days’ closing market price. The Company valued the BCF of the convertible debenture at $53,517, its intrinsic value. The Company accreted the discount to the convertible debenture and will recognize interest expense through repayment in full or conversion. Because there is no assurance of success and the invention is still in design and pre-prototype phase, the Company recorded the initial net value of the debenture, $71,483, as research and development expense in during the year ended 2010. Both parties have agreed to confidentiality regarding the invention during the pre-prototype stage. In addition, the Company has agreed to provide the licensor with design services, as well as assist in completing the prototype and initial production at the Company’s prevailing wholesale rate for comparable services.

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

(3)	The Company ratified a technology and license agreement with commitment for purchase of inventory related to an agreement signed in 2010, which set pricing for products if minimum quantity purchases were met. Since the Company did not purchase the minimum quantities, but desired to maintain the technology and licensing rights along with the pricing, it agreed to purchase the 2010 balance shortage in 2011, as well as the 2011 minimum quantities. The agreement required the Company issue a convertible debenture for $76,000, and $38,000 of restricted common stock at $.15 per share. The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4) deep highest closing bid prices over the preceding five (5) trading days. On June 1, 2011, the Company issued 253,334 shares of restricted common stock at $.15 per share, or $38,000 as required by the agreement. The Company valued the BCF of the convertible debenture at $32,571. The Company accreted the discount to the convertible debenture and will recognize interest expense through paid in full or converted. The Company repaid $28,000 of this debenture in 2011.

(4)	The Company borrowed $42,500 in exchange for a convertible debenture. The interest rate on the debenture will revert to 22% per annum upon nonpayment of any amounts when due. Beginning 180 days after the date of the debenture, the lender may convert the note to common shares at a 42% discount of the “Market Price” of the stock based on the average of the lowest three (3) closing bid prices on the date prior to the notice of conversion. In addition, if the Company grants a lower price for common stock purchase or conversion to anyone else during the term of this agreement, the lender’s conversion price will be adjusted downward to the same. Since as of March 31, 2011, the Company holds another outstanding debenture with a conversion price to common shares at $.001, this conversion price would also apply to this debenture. The lender cannot convert an amount greater than 4.99% of the outstanding common stock at any one time. The Company may prepay the debenture at any time before maturity at graduated amounts depending on the date of prepayment ranging from 130% to 150% of the debenture balance plus accrued and unpaid interest. There is a $2,000 per day penalty for not timely delivering shares upon conversion notice. The Company is also required to maintain a reserve of shares sufficient to cover the lender’s conversion to common stock of the total amount of the debenture. The Company valued the BCF of the convertible debenture at $42,500, the “ceiling” of its intrinsic value. Accordingly, the $42,500 debenture is discounted by the amount of the BCF. The Company accreted the discount to the convertible debenture through its maturity and will recognize interest expense until paid in full or converted.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	CONVERTIBLE DEBENTURES (continued)

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

During the third quarter ended September 30, 2012, the lender converted $37,500 principal and $1,500 accrued interest outstanding in full satisfaction of the convertible debenture. The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

On July 2, 2012, the Company borrowed $78,500 from this same lender in exchange for a convertible debenture maturing on April 5, 2013. The debenture bears 8% interest per annum and beginning 180 days after the date of the debenture, lender may convert the note to common shares at a 39% discount pursuant to the same terms and conditions discussed in paragraph one of this section (4). The Company valued the BCF of the convertible debenture at $35,268. Accordingly, the $78,500 debenture is discounted by the amount of the BCF. The Company will accrete the discount to the convertible debenture through its maturity and will recognize interest expense until paid in full or converted. As part of this transaction, the Company was required to reserve 185,000,000 shares for potential future conversion.

On August 8, 2012, the Company borrowed $42,500 from this same lender in exchange for a convertible debenture maturing on May 10, 2013. The debenture bears 8% interest per annum and beginning 180 days after the date of the debenture, lender may convert the note to common shares at a 39% discount pursuant to the same terms and conditions discussed in paragraph one of this section (4). The Company valued the BCF of the convertible debenture at $27,172. Accordingly, the $42,500 debenture is discounted by the amount of the BCF. The Company will accrete the discount to the convertible debenture through its maturity and will recognize interest expense until paid in full or converted. As part of this transaction, the Company was required to reserve 268,100,000 shares for potential future conversion.

(5)	The Company borrowed $50,000 in exchange for a convertible debenture. The lender may at any time convert any portion of the debenture to common shares at a 30% discount of the “Market Price” of the stock based on the average of the previous ten (10) days weighted average closing prices on the date prior to the notice of conversion. The Company may prepay the debenture plus accrued interest at any time before maturity. In addition, as further inducement for loaning the Company the funds, the Company granted the lender 50,000 and 100,000 warrants at $.25 and $.35 per share, respectively. As a result, the Company allocated fair market value (“FMV”) to both the BCF and to the warrants, or $34,472, which was recorded as a discount against the debenture. The Company accreted the discount to the convertible debenture through its maturity and 00recognized interest expense until both the debenture and accrued interest were converted to stock in full satisfaction of amounts due, in the first and second quarter of 2012, respectively. Before discount, the Company determined the FMV of the warrants as $7,500 using the Black-Scholes valuation model.

(6)	The Company borrowed $300,000 in exchange for a convertible debenture. The Debenture bears 10% interest per annum. The lender may at any time convert any portion of the debenture to common shares at a 30% discount of the “Market Price” of the stock based on the average of the previous ten (10) days weighted average closing prices on the date prior to the notice of conversion. The Company may prepay the debenture plus accrued interest at any time before maturity. In addition, as further inducement for loaning the Company the funds, the Company granted the lender 300,000 and 600,000 warrants at $.25 and $.35 per share, respectively. As a result, the Company allocated fair market value (“FMV”) to both the BCF and to the warrants, or $206,832, which was recorded as a discount against the debenture. The Company accreted the discount to the convertible debenture through maturity and will recognize interest expense until paid in full or converted. Before discount, the Company determined the FMV of the warrants as $45,000 using the Black-Scholes valuation model.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	CONVERTIBLE DEBENTURES (continued)

(7)	The Company borrowed $10,000 in exchange for a convertible debenture. The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4) deep highest closing bid prices over the preceding five (5) trading days. The Company valued the BCF of the convertible debenture at $4,286. The Company will accrete the discount to the convertible debenture and recognize interest expense through paid in full or converted.

(8)	The Company converted a note payable and related accrued interest of $39,724 into a convertible debenture. The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4) deep highest closing bid prices over the preceding five (5) trading days. The Company valued the BCF of the convertible debenture at $17,025. Because the debenture was issued and matured in the third quarter of 2011, the full amount of the discount, $17,025 was accreted and recognized as interest expense during the period.

On February 10, 2012, the lender sold/assigned all rights and interest on the debenture having a net book value of $39,724, plus $1,552 of accrued interest. See reference (11) which discusses the terms and conditions surrounding the new debenture issued upon extinguishment of the original as well as accounting treatment of the transaction.

(9)	The Company entered a new debenture agreement upon sale/assignment of the original lender under the debenture as discussed in reference (2) above. Because the stated terms of the new debenture agreement are significantly different from the original debenture, including analysis of value of the beneficial conversion feature at the assignment/purchase date, the transaction is treated as extinguishment of the old debenture and recording of the new for accounting purposes. Because the debenture is being assigned/sold in installments, the Company is calculating and recognizing gain or loss on the extinguishment as it occurs. On February 10, 2012, the new holder (lender) purchased $7,500 of the original $125,000 principal balance, and based on this transaction, the Company recorded a $4,286 loss on extinguishment. On May 18, 2012, the lender purchased another $11,750, and the Company recorded a $6,714 loss on extinguishment related to this transaction. On July 17, 2012, the lender purchased another $11,750, and the Company recorded a $6,714 loss on extinguishment related to this transaction.

The stated interest rate on the debentures is 10% and the Company may prepay at any time in an amount equal to 150% of the principal and accrued interest. The conversion price under the debenture is $.000275 per share and the lender may convert at any time until the debenture plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender will be limited to maximum conversion of 4.99% of the outstanding Common Stock of the Company at any one time. The debenture and the shares referenced within the debenture may be assignable in whole or in part to a third party at any time during the term. As of September 30, 2012, the lender had assigned $5,500 under the debenture to four separate parties, and $11,750 to another party. See reference (10) and (12), respectively, related to the assignments. In addition, the lender had converted $13,970 of the debentures to stock. The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

(10)	This line is comprised of the assignment of $5,500 of the convertible debenture with the same stated terms and conditions equally to four separate parties. During the nine months ended September 30, 2012, each converted $1,257 of the $1,375 assigned to them for stock for a combined principal balance remaining at quarter end of $472. The stock was issued without restrictive legend because the Rule 144 holding period had been met at time of issuance. Due to the smaller transaction amounts, these four debenture holders have been combined for presentation purposes.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	CONVERTIBLE DEBENTURES (continued)

(11)	The Company entered into three new debenture agreements upon sale/assignment of the original lenders under the debentures as discussed in references (4) and (8) above. Because the stated terms of the new debenture agreement and principal amounts are significantly different from the original debenture, including analysis of value of the beneficial conversion feature at the assignment/purchase date, the transactions are treated as extinguishment of the old debentures and recording of the new for accounting purposes. As a result of these three transactions, the Company recognized a combined loss on extinguishment of $71,577.

The new debentures were issued with the same following terms and conditions: The stated interest rate of the debentures is 10% and the Company may prepay at any time in an amount equal to 150% of the principal and accrued interest. The conversion price under the debentures is $.000275 per share and the lender may convert at any time until the debenture plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender will be limited to maximum conversion of 4.99% of the outstanding Common Stock of the Company at any one time. During the nine months ended September 30, 2012, the lender had converted $9,729 of the debenture with original principal balance of $39,724 to stock. The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

(12)	On April, 19, 2012, the original lender discussed in ref (1) above re-assigned the debenture to another party asserting default against the first assignee. The amount of assignment was the balance remaining per the original lender’s records, or $16,347. The Company recognized a $3,700 loss on this transaction. Terms of the assigned debenture are the same as the original debenture as stated in ref (1). During the nine months ended September 30, 2012, the new holder converted $16,347 of the debenture principal plus $162 of accrued interest in fully satisfaction.

On August 17, 2012, the lender accepted assignment of $11,750 of a convertible debenture from the lender discussed in (9) above. The Company recorded a $6,714 loss on extinguishment of the original debenture portion related to this transaction. See reference (2) for terms surrounding the original convertible debenture. In addition, the Company converted $5,255 of the $11,750 assignment to stock during the nine months ended September 30, 2012. The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

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

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	STOCK ISSUED FOR CONSULTING, LEGAL, AND OTHER PROFESSIONAL SERVICES

Pursuant to a consulting agreement for business advisory services, the Company issued or declared payable 8,443,541 and 11,593,187 restricted shares for the three and nine months ended September 30, 2012, respectively. The stock conversion price under the agreement is calculated as a weighted average for the month the services were granted at a 30% discount. Operating expense recorded for services pursuant to the consulting agreement for the three and nine months ended September 30, 2012 was $18,000 and $46,571, respectively. The brother of this consultant performed engineering services under the same terms and conditions of the agreement and the Company issued 62,523 restricted shares and recorded operating expense of $0 and $2,571 for the three and nine months ended September 30, 2012, respectively. For the first quarter 2012, operating expense was recorded at invoice value due to nominal trading volume. However, beginning in the second quarter of 2012, operating expense was recorded based on full weighted average share price of the market for the period in which the services were rendered.

On June 30, 2012, the Company declared payable 210,526 shares of restricted stock to satisfy a $1,000 invoice based on a 50% discount of the weighted average share price for the period in which services were performed. However, the Company recorded $2,000 as operating expense based on the full weighted average share price of the market during which services were performed.

On May 18, 2012, the Company issued 101,492 restricted shares for business advisory and strategic services. The invoice amount was $3,400 and the number of shares issued was based on a 30% discount to market weighted average share price for period services were performed. However, the Company recorded operating expense at the full market weighted average share price for the period in which services were rendered, or $4,857.

On April 16, 2012, the Company issued 238,312 restricted shares for legal services. The invoice amount was $5,075 and shares were issued was based on a 30% discount to market weighted average share price for period services were performed. However, the Company recorded operating expense at the full market weighted average share price for the period in which services were rendered, or $7,250.

For the three and nine months ended September 30, 2012, the Company issued or declared 1,888,174 and 4,646,600 restricted shares payable, respectively, to a consultant for engineering services recorded at $8,868 and $71,745, respectively. The number of shares was calculated based on the weighted average of shares outstanding for the period during which services were rendered at a 30% discount for services not covered by consulting agreement. For the first quarter of 2012, these incremental engineering services were recorded as operating expense at stated invoice amount due to nominal trading volume. However, in the second quarter of 2012, operating expense was recorded based on weighted average share price of the market for the period in which the services were rendered. The non-incremental engineering services are covered by a consulting agreement providing for 2,500,000 cumulative shares with a vesting schedule through December 31, 2012. These shares are recorded based on the closing stock price on the date of agreement. Shares will vest through December 31, 2012. As of September 30, 2012, the Company had issued 2,166,663 shares of restricted stock under this agreement according to the vesting schedule.

On February 2, 2012, the Company entered into a consulting agreement for financial and public relations services. The term of the agreement is for twelve (12) months and either party may cancel the agreement with 30 days written notice. Payment shall be monthly beginning in March 2012, in the form of $10,000 cash, or $20,000 worth of common stock based on the weighted average of the Company’s stock for the month at a 30% discount. Payment in cash or stock is at the option of the Company. In addition, upon signing of the agreement, the Company was to issue 2,500,000 shares for services previously provided during the first quarter of 2012. The Company recognized $29,750 operating expense under this agreement for the first quarter of 2012 and 5,277,778 shares payable. Due to the guarantee stock value clause in the Agreement, the Company compared the value at the time the stock was granted with the value at the end of the quarter, and determined there was no need for accrual of additional shares payable to achieve the $20,000 market value to guarantee. At June 30, 2012, this agreement and compensation under this agreement had ceased. Accordingly, no expense related to this agreement was recorded for the three months ended September 30, 2012.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	STOCK ISSUED FOR CONSULTING, LEGAL, AND OTHER PROFESSIONAL SERVICES (continued)

On March, 31 2012, the Company declared $9,250 due for planning and funding advisory services payable in 1,389,077 shares of restricted stock based on 30% discount to weighted average market price for the period in which services were rendered. Due to nominal trading volume during the first quarter of 2012, operating expense was recorded at stated invoice price

On March, 6 2012, the Company converted $16,200 in design services payable into 600,000 restricted shares of common stock based on the market value of the stock on the date of conversion.

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

14.	INCOME TAXES

The components of the provision for income tax expense are as follows for the three months ended:

	September 30, 2012	September 30, 2011
Current taxes
Federal	$—	$—
State	—	—
Current taxes	—	—
Change in deferred taxes	840,909	(851,594)
Change in valuation allowance	(818,060)	889,486

Provision for income tax expense	$22,849	$37,892

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	INCOME TAXES (continued)

The components of the provision for income tax expense (benefit) are as follows for the nine months ended:

	September 30, 2012	September 30, 2011
Current taxes
Federal	$—	$—
State	—	—
Current taxes	—	—
Change in deferred taxes	667,494	(1,079,982)
Change in valuation allowance	(631,149)	1,114,931

Provision for income tax expense (benefit)	$36,345	$34,949

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at September 30, 2012:

Deferred tax assets:
Equity based compensation	$71,859
Allowance for doubtful accounts	14,620
Depreciation and amortization timing differences	—
Net operating loss carryforward	897,377
On-line training certificate reserve	770
Total deferred tax assets	984,626
Valuation allowance	(972,651)

Deferred tax assets net of valuation allowance	34,821

Less deferred tax assets – non-current, net of valuation allowance	11,586

Deferred tax assets – current, net of valuation allowance	$385

The effective tax rate used for calculation of the deferred taxes as of September 30, 2012 was 34%. The Company has established a valuation allowance against deferred tax assets of $972,651 due to the uncertainty regarding realization, comprised primarily of a 98% reserve against the deferred tax assets attributable to the equity based compensation, a 100% reserve against the allowance for doubtful accounts, and a 99% reserve against the net operating carryforward.

The significant differences between the statutory tax rate and the effective tax rates for the Company for the nine months ended are as follows:

	September 30, 2012	September 30, 2011
Statutory tax rate benefit	—%	—%
Increase (decrease) in rates resulting from:
Net operating loss carryforward or carryback	64%	(35)%
Equity based compensation and loss	(4)%	—%
Book/tax depreciation and amortization differences	—%	—%
Change in valuation allowance	(55)%	36%
Other	—%	—%
Effective tax rate (benefit)	3%	1%

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	INCOME TAXES (continued)

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2011:

Deferred tax assets:
Equity based compensation	$21,743
Allowance for doubtful accounts	10,540
Depreciation and amortization timing differences	(4,389)
Net operating loss carryforward	1,623,065
On-line training certificate reserve	1,162
Total deferred tax assets	1,652,121
Valuation allowance	(1,603,805)

Deferred tax assets net of valuation allowance	48,316

Less deferred tax assets – non-current, net of valuation allowance	47,735

Deferred tax assets – current, net of valuation allowance	$581

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

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

16.	LEGAL (continued)

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

On or about May 3, 2012, the Company received notice of filing of an action for breach of contract, conspiracy to commit securities fraud and injunctive relief against the Company and the first party named in Note 11. CONVERTIBLE DEBENTURES Ref (1). The Plaintiff is the second party referenced in Note 11. CONVERTIBLE DEBENTURES, Ref (1) who purchased the original debenture from the first party. The net book value, excluding interest, on the debenture as of September 30, 2012 was approximately $12,700. The amount named in the lawsuit is “damages in excess of $15,000”, plus other fees. On July 16, 2012, the Palm Beach County Court issued an Order on the Company’s Motion to dismiss this complaint. The motion was granted without prejudice to allow the plaintiff 15 days to file an amended complaint with substantiating documentation. As of the required date the plaintiff had not filed an amended complaint. Therefore, the Company considers this matter closed.

On or about April 27, 2012, the Company received a default notice from BBT under its Forbearance Agreement on the mortgage underlying the Company’s real estate. The Company subsequently received judgment of foreclosure, as the 17th Judicial Circuit of the Circuit Court of Broward County awarded BBT a final judgment in the amount of $1,123,269. On August 16, 2012 the Company’s real estate was sold through a court ordered auction for approximately $824,000, an amount approximately $300,000 less than the final judgment amount. Until the entire final judgment amount is satisfied, there can be no assurance that BBT will not take possession of certain of the Company’s assets to satisfy the judgment. Further, because this may be considered a default under the terms and conditions of the Company’s convertible debentures, there can be no assurance that the lenders may not accelerate as due immediately the full outstanding principal, interest and related default penalties.

17.	JOINT VENTURE EQUITY EXCHANGE AGREEMENT

On November 7, 2011, the Company entered into a Joint Venture Equity Exchange Agreement (“Agreement”) with Pompano Dive Center, LLC. (“PDC”). PDC owns a retail store, several dive boats, and has a classroom for training divers. Under the terms of the Agreement, the Company will provide PDC with an assortment of Brownie’s Third Lung products on consignment, and PDC will act as a training and demonstration site for Brownie’s Third Lung products. Beginning in 2012, both parties ceased operating under the consignment inventory arrangement. Inventory not sold was returned and inventory was purchased for sale. See Note: 6.  RELATED PARTY TRANSACTIONS - Net revenues and accounts receivable – related parties for further information on sales to PDC for the period ended September 30, 2012, and related Accounts Receivable balance. Terms of sale to PDC are no more favorable than those granted other dealers of the Company’s products.

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

BROWNIE’S MARINE GROUP, INC.

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

As of the three and nine months ended September 30, 2012, PDC reported pre-tax net losses. Therefore, there was no profit sharing applicable under the agreement.

18.	CHANGE IN CAPITAL STRUCTURE

On February 2, 2012, The Company Filed a Definitive Schedule 14C on February 2, 2012. The Information Statement advises shareholders of record as of January, 31, 2012, that the Company’s Board of Directors of the Company and a majority of stockholders’ of the Company approved (i) an increase in the number of authorized shares of common stock from 250,000,000 to 5,000,000,000, and (ii) a decrease in the par value per share of Common Stock from $.001 to $.0001. The effective date of these actions is set forth on or about February 22, 2012. In accordance with Securities and Exchange Commissions’ Staff Accounting Bulletin Topic 4 C. when a change in capital structure occurs after the period reporting date, but before release of the financial statements the Company must apply retroactive treatment to the financial statements to reflect the change. Accordingly, the Company restated the financial statements for the year ended December 31, 2011, to reflect the change in par value and shares authorized. In addition, the par value change has been restated in the detail of the transactions in the Company’s Consolidated Statements of Stockholders’ Deficit.

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

BROWNIE’S MARINE GROUP, INC.

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

On April 10, 2012, the Company entered into a strategic alliance agreement with Precision Paddleboards, Inc. The agreement provides for 12 month exclusivity granted for $24,000 in one year restricted stock, or 666,667. Price per share was calculated as the weighted average per share for 30 days preceding the agreement or $.036 per share. The Company will recognize the operating expense ratably over the twelve month vesting term with corresponding entry to shares payable. For the three and nine months ended September 30, 2012, the Company recognized $6,000 and $11,333, respectively, operating expense under the agreement.

22.	SUBSEQUENT EVENTS

On November 2, 2012, the Board of Directors consented to expand the Board of Directors’ (BOD) compensation plan to include any employee, non-executive members. In addition, they consented to grant equity based bonuses to certain key employees and consultants as an incentive to retain their services. Stock incentive bonuses will vest, and be paid out on May 2, 2013, contingent upon continued employment or service. The stock bonus price per share was calculated as $.0009 based on last closing price per the OCBB for a total of $75,100. The number of shares that will be set aside and reserved for this transaction is 80,500,000. Of the 80,500,000 shares, 50,000,000 shares were awarded to the Chief Executive Officer, or $45,000 of the $75,100. The Company will accrue operating expense ratably from the time of the awards through May 2, 2013, when vested. In addition, the BOD agreed to convert the BOD fee due Mr. Mikkel Pitzner of $22,500 for the nine months ended September 30, 2012, to stock issuable immediately at the $.0009 per share market price, or 25,000,000 shares.

Effective November 1, 2012, the Company entered into a one year lease on the real estate the Company occupies as it manufacturing and headquarters. The terms of the lease are base rent of $3,750 plus sales tax, and either party can cancel the lease with 90 days written notice.

Effective October 31, 2012, the Company entered into another convertible debenture with the lender referred to in Note 11. CONVERTIBLE DEBENTURES , Ref (4). The $78,500 convertible debenture bears interest at 8% per annum, and matures on August, 2, 2013. Shares are convertible at a 39% discount to market price beginning 180 days after the effective date of the note. Other terms and conditions are the same as those of the other two debentures outstanding with this holder. The Company valued the beneficial conversion feature (BCF) of the convertible debenture at $50,189, its intrinsic value. Accordingly, the $78,500 debenture is discounted by the amount of the BCF. The Company will accrete the discount to the convertible debenture through its maturity, and will recognize interest expense until paid in full or converted. The Company reserved 443,000,000 shares of common stock as a requirement of the transaction.

Conversions of debentures to common stock occurred from October 1, 2012 to November 7, 2012. The stock was issued upon partial conversion of a convertible note without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares. Conversions were as follows (ref. number corresponds to lender reference number in Note 11. CONVERTIBLE DEBENTURES):

Ref (11) lender -

On October 24, 2012, the lender converted $2,365 debenture to 8,600,000 shares

Ref (9) lender-

On October 1, 2012, the lender converted $2,310 debenture to 8,400,000 shares

On October 4, 2012, the lender converted $2,310 debenture to 8,400,000 shares

On October 15, 2012, the lender converted $2,365 debenture to 8,600,000 shares

On October 19, 2012, the lender converted $2,365 debenture to 8,600,000 shares

On October 24, 2012, the lender converted $2,180 debenture to 7,927,273 shares

Ref (12) lender-

On October 5, 2012, the lender converted $2,255 debenture to 8,200,000 shares

On October 19, 2012, the lender converted $2,365 debenture to 8,600,000 shares

On October 8, 2012, the Company issued 500,823 shares of restricted common stock for $551 legal services.

On October 25, 2012, the Company entered into an Agreement with Triton Submarines, LLC (“Triton”) to pay a referral fee based on a percentage of sales to new customers referred by Triton.

On October 26, 2012, the Company issued Florida Dive Industries, Inc. 2,200,000 shares escrowed related to purchase of Dive Store Assets. See Note 7. ASSET PURCHASE.

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

Results of Operations for the Three Months Ended September 30, 2012, as Compared to the Three Months Ended September 30, 2011

Net revenues. For the three months ended September 30, 2012, we had net revenues of $990,388 as compared to net revenues of $659,261 for the three months ended September 30, 2011, an increase of $331,127 or 50.23%. For the three months ended September 30, 2012, as compared to the same period in 2011, tankfill system and related sales increased approximately $163,000, hookah system and related sales increased approximately $144,000, scuba sales increased approximately $29,000 and sales of other products and services decreased approximately $4,000 as compared to the three months ended September 30, 2011. The Company attributes the increase in net revenues to sales and marketing efforts, the opening of a new retail store, and increased consumer spending despite economic uncertainty.

Cost of net revenues. For the three months ended September 30, 2012, we had cost of net revenues of $601,568 as compared with cost of net revenues of $490,251 for the three months ended September 30, 2011, an increase of $111,317 or 22.71%. Of the $111,317 net increase in cost of net revenues for the period, approximately, $123,000 is attributable to incremental material costs to suppport increase in net revenues, approximately $20,000 decrease is attributable to 6% overall decrease in material costs as a percentage of net revenues, and approximately $8,000 net increase was attributable to other individually insignificant account increases and decreases for the period. The 6% decrease in material costs was primarily the result of sales mix for the period with higher margin items sold.

Gross profit. For the three months ended September 30, 2012, we had a gross profit of $388,820 as compared to gross profit of $169,010 for the three months ended September 30, 2011, an increase of $219,810 or 130.06%. The increase in gross profit is primarily attributable to increase in net revenues and decrease in material costs as a percentage of sales for the three months ended September 30, 2012, as compared to same period in 2011.

Operating expenses. For the three months ended September 30, 2012, we had operating expenses of $483,735 as compared to operating expenses of $361,341 for the three months ended September 30, 2011, an increase of $122,394, or 33.87%. The $122,394 increase is comprised of $123,399 increase in selling, general and administrative costs partially offset by $1,495 decrease in research and development costs as compared to the same period in 2011. The increase in selling, general and administrative costs of $123,399 in the third quarter of 2012, is primarily attributable to increase in officers’ compensation of approximately $107,000 (non-cash); increase in contract labor, legal and other professional fees of approximately $20,000 (non-cash); and an approximate $4,000 net decrease in other individually insignificant account balance increases and decreases for the period. The decrease in research and development costs is attributable to less payroll hours spent in this area in the third quarter of 2012, as compared to the third quarter of 2011.

Other expense, net. For the three months ended September 30, 2012, we had other expense, net of $314,134 as compared to other expense, net of $179,446 for the three months ended September 30, 2011, an increase of $134,688, or 75.06%. This account is comprised of other (income) expense, net, and interest expense. Other (income) expense, net, increased by $285,692 expense. Other (income) expense, net, is comprised of transactions that are generally of a non-recurring nature. The $285,692 net increase is primarily attributable to approximately $307,000 loss on foreclosure of real estate partially offset by approximately $15,000 other income attributable to earned license fee; and $6,000 net increase in other individually insignificant increases and decreases in account balances. Interest expense for the three months ended September 30, 2012, decreased $151,004 over the three months ended September 30, 2011. The decrease in interest expense of $151,004 is primarily attributable to approximately $125,000 decrease in convertible debenture discounts accreted to interest during the three months ended September 30, 2011, which were fully accreted by the three months ended September 30, 2012; and approximately $25,000 decrease in interest due to foreclosure/sale of real estate underlying the Company’s mortgage during the period.

Provision for income tax expense. For the three months ended September 30, 2012, we had a provision for income tax expense of $22,849 as compared to a provision for income tax expense of $37,892 for the three months ended September 30, 2011, a decrease in the provision for income tax expense of $15,043, or 39.70%. The decrease in provision for income tax expense is primarily a result of adjustment to account for decrease in valuation allowance against the deferred tax asset attributable to realization of the net operating loss carryforward for the three months ended September 30, 2012, as compared to the same period in 2011.

Net loss. For the three months ended September 30, 2012, we had net loss of $431,898 as compared to net loss of $409,759 for the three months ended September 30, 2011, an increase of $22,139 or 5.40%. The $22,139 increase in net loss is primarily attributable to $122,394 increase in operating expenses, $134,688 increase in other expense, net, and partially offset by $219,810 increase in gross profit, and $15,133 decrease in provision for income tax expense.

Results of Operations for the Nine Months Ended September 30, 2012, as Compared to the Nine Months Ended September 30, 2011

Net revenues. For the nine months ended September 30, 2012, we had net revenues of $2,349,004 as compared to net revenues of $1,619,355 for the nine months ended September 30, 2011, an increase of $729,649, or 45.06%. For the nine months ended September 30, 2012, as compared to the same period in 2011, tankfill system and related sales increased approximately $384,000, hookah system and related sales increased approximately $275,000, scuba sales increased approximately $75,000, and other product sales decreased approximately $4,000 as compared to the nine months ended September 30, 2011. The Company attributes the increase in net revenues to sales and marketing efforts, the opening of a retail dive store in the second quarter of 2012, and increased consumer spending despite economic uncertainty.

Cost of net revenues. For the nine months ended September 30, 2012, we had cost of net revenues of $1,563,411 as compared with cost of net revenues of $1,227,860 for the nine months ended September 30, 2011, an increase of $335,551, or 27.33%. Of the $335,551 net increase in cost of net revenues for the period, approximately $307,000 is attributable to incremental material coststo support increase in net revenues, approximately $15,000 is due to 2% overall increase in material costs as a percentage of sales, and approximately $14,000 net increase is attributable to other individually insignificant account increases and decreases for the period.

Gross profit. For the nine months ended September 30, 2012, we had a gross profit of $785,593 as compared to gross profit of $391,495 for the nine months ended September 30, 2011, an increase of $394,098, or 100.66%. The increase in gross profit is primarily attributable to the increase in net revenues, net the increase in cost of net revenues for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Operating expenses. For the nine months ended September 30, 2012, we had operating expenses of $1,419,074 as compared to operating expenses of $999,260 for the nine months ended September 30, 2011, an increase of $419,814, or 42.01%. The $419,814 increase is comprised of an increase in selling, general and administrative costs of $452,392, net a $32,578 decrease in research and development costs as compared to the same period in 2011. The increase in selling, general and administrative costs of $452,392 for the nine months ended September 30, 2012, over the same period in 2011, is primarily comprised of $125,001 amortization of equity based compensation (non-cash) not in first quarter of 2011, but in each quarter in 2012; increase in officers’ compensation of approximately $143,000 (non-cash) in nine months ended September 30, 2012; approximately $205,000 consulting, legal and other professional fee expense (non-cash) for which there was only approximately $27,000 comparable expenses during the same period in 2011; and $6,000 net increase in other individually insignificant account balance increases and decreases during the period. The decrease in research and development costs is attributable to less payroll hours spent in this area during the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011.

Other expense, net. For the nine months ended September 30, 2012, we had other expense, net of $504,550 as compared to other expense, net of $2,500,022 for the nine months ended September 30, 2011, a decrease of $1,995,472, or 79.82%. This account is comprised of other (income) expense, net, and interest expense. Other (income) expense, net, increased by $293,178 expense. Other (income) expense, net, is comprised of transactions that are generally of a non-recurring nature. Interest expense for the nine months ended September 30, 2012, decreased $2,288,650 over the nine months ended September 30, 2011. The decrease in interest expense of $2,288,650 is primarily attributable to $2,083,000 interest expense decrease (non-cash) on related party debt converted to preferred stock in the second quarter of 2011 for which there was not a comparable transaction for the nine months ended 2012; decrease in accretion of discount on convertible debentures to interest was approximately $178,000 less for the nine months ended September 30, 2012, as compared to the same period in 2011 due to discounts on debentures being fully accreted; and approximately $33,000 decrease due to foreclosure/sale of real estate underlying the Company’s mortgage during the period.

Provision for income tax expense. For the nine months ended September 30, 2012, we had a provision for income tax expense of $36,345, as compared to a provision for income tax expense of $34,949 for the nine months ended September 30, 2011, an increase in the provision for income tax expense of $1,396, or 3.99%. The increase in provision for income tax expense is primarily a result of increase in valuation allowance against the deferred tax asset attributable to realization of the net operating loss carryforward.

Net loss. For the nine months ended September 30, 2012, we had net loss of $1,174,376 as compared to net loss of $3,142,736 for the nine months ended September 30, 2011, a decrease of $1,968,360 or 62.63%. The decrease in net loss is primarily attributable to decrease in other expense, net, of $1,995,472 and an increase in gross profit of $394,098, partially offset by an increase in operating expenses of $419,814 and increase in provision for income tax expense of $1,396.

Liquidity and Capital Resources

As of September 30, 2012, the Company had cash and current assets (primarily consisting of inventory) of $956,752 and current liabilities of $1,812,784 or a current ratio of .53 to 1. This represents a working capital deficit of $856,032. As of December 31, 2011, the Company had cash and current assets of $796,051 and current liabilities of $2,698,631 or a current ratio of .30 to 1. As of December 31, 2010, the Company had cash and current assets of $620,270 and current liabilities of $997,034, or a current ratio of .62 to 1.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. We have incurred losses since 2009, and expect to have losses in 2012. We have had a working capital deficit since 2009. Although cured effective the fourth quarter 2010, the Company defaulted on its first mortgage in the third quarter of 2010, which resulted in an automatic default on its second mortgage, and was restructured with a forbearance agreement (the Forbearance Agreement”) with a maturity date of May 22, 2012. The Company was notified of default under the Forbearance Agreement on or around April 27, 2012, and the real estate was foreclosed on and sold on August 16, 2012. See Note 10. NOTES PAYABLE for further discussion related to the mortgage and Forbearance Agreement.

In addition, the Company is behind on payments due for payroll taxes and withholding, matured convertible debentures, related party notes payable, accrued liabilities and interest –related parties, and certain vendor payables. While the Company has received no formal notices of default related to these it has not been able to resolve, it is working out these matters on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue. Payment delinquencies are further addressed in Note 6. RELATED PARTIES TRANSACTIONS, Note 8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES, Note 9. OTHER LIABILITIES, Note 10. NOTES PAYABLE, and Note 11. CONVERTIBLE DEBENTURES.

During the fourth quarter of 2011, the Company formed a joint venture with one dive entity, and in the first quarter of 2012, purchased the assets of another, with assumption of their retail location lease. The Company accomplished both transactions predominantly through issuance of restricted common stock in BWMG. The Company believes these transactions will help generate enough sales to supply sufficient working capital in the future. See Note 17. JOINT VENTURE EQUITY TRANSACTION and Note 7.ASSET PURCHASE for further discussion of these transactions. However, the Company does not expect that existing cash flow will be sufficient to fund presently anticipated operations beyond the forth quarter of 2012. This raises substantial doubt about BWMG’s ability to continue as a going concern. The Company will need to raise additional funds and is currently exploring alternative sources of financing. We have issued a number of convertible debentures as an interim measure to finance our working capital needs as discussed in Note 11. CONVERTIBLE DEBENTURES and may continue to raise additional capital through sale of restricted common stock or other securities. We are paying for many legal and consulting services with restricted stock to maximize working capital. We have implemented some cost saving measures and will continue to explore more to reduce operating expenses.

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

We incurred a net loss of approximately $432 thousand in the third quarter of 2012, and a net loss of approximately $1.2 million for the nine months ended September 30, 2012. We incurred net losses of approximately $3.87 million in 2011, and $1.19 million in 2010. We anticipate these losses will continue for the foreseeable future. Additionally, the Company has negative cash flows from operations, negative working capital, is behind on payments due for payroll taxes and withholding, matured convertible debentures, property taxes, related party notes payable, accrued liabilities and interest – related parties, a note payable due an unrelated party, and certain vendor payables. In April 2012, the Company received a default notice under its Forbearance Agreement on the mortgage underlying the Company’s real estate. See risk factor below. Other than the Forbearance Agreement default notice, the Company had no other notices of default to address, and is working out all matters of delinquency on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue. This raises a substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon generating working capital and obtaining adequate new debt or equity financing. Because of our continuing losses, we may not have working capital to permit us to remain in business through the end of the year, without improvements in our cash flow from operations or new financing. Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses.

The Company defaulted under its Forbearance Agreement on the mortgage underlying the Company’s real estate and assets, the real estate was sold, and other assets may be at risk.

On or about April 27, 2012, the Company received a default notice from Branch Banking and Trust (BBT)under its Forbearance Agreement on the mortgage underlying the Company’s real estate. BBT subsequently received judgment of foreclosure, as the 17th Judicial Circuit of the Circuit Court of Broward County awarded BBT a final judgment in the amount of $1,123,269. On August 16, 2012 the Company’s real estate was sold through a court ordered auction for approximately $824,000, an amount approximately $300,000 less than the final judgment amount. Until the entire final judgment amount is satisfied, there can be no assurance that BBT will not take possession of certain of the Company’s assets to satisfy the judgment. Further, because this may be considered a default under the terms and conditions of the Company’s convertible debentures, there can be no assurance that the lenders may not accelerate as due immediately the full outstanding principal, interest and related default penalties.

The optional conversion features of a series of convertible debentures issued by the Company could require the Company to issue a substantial number of shares of common stock, which will cause dilution to the Company’s stockholders and a potentially negative effect on our stock price.

Since October 4, 2010 the Company has issued convertible debentures to several lenders and other third parties. At September 30, 2012 the outstanding principal balance of these debentures was approximately $682,000. The debentures convert under various conversion formulas, all of which are at a significant discount to market price of our common stock. As of October 26, 2012, the debentures are convertible into approximately 1,600,000,000 shares of Common Stock. The conversion of any of the debentures will result in the issuance of a significant number of shares of our common stock which will cause dilution to our existing shareholders. Furthermore, the conversion at a significant discount to the market price of our common stock may have a negative effect on our stock price. See Note 11. Convertible Debentures to our consolidated financial statements included herein.

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

The specific weakness identified by our management was a lack of a timely review by corporate management. The weakness is principally due to lack of working capital to retain the legal, accounting and external audit services, which are integral to the Company’s process for timely disclosure and financial reporting. This deficiency resulted in failure to timely file Form 8-Ks relating to foreclosure notice on real estate securing a mortgage, significant conversion of convertible debentures, installment conversion of portion of one debenture, and issuance of unrestricted stock for consulting services. The transactions are discussed below Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and are disclosed in the notes to the Company’s Financial Statements for the period covered by this report included herein.

To mitigate the chance for reoccurrence of this noted deficiency, as disclosed in the Liquidity and Capital Resources section of this 10-Q Report, the Company is currently in the process of addressing its working capital shortfall whereby this would provide the needed funds to retain the legal, accounting, and external services required for timely disclosure and financial reporting.

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

For the three months ended September 30, 2012, one lender converted $37,500 under convertible debenture plus $1,500 accrued interest to 31,486,986 shares of stock. The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares. Terms of conversion for the debenture was 68% of market price per share based on lowest closing bid price per share prior to conversion consistent with terms of the debenture as discussed in Note 11. CONVERTIBLE DEBENTURES ref (4).

For the three months ended September 30, 2012, one lender converted $6,518 under convertible debenture to 23,700,000 shares of stock. The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares. Terms of conversion as per the debenture are $.000275 per share and the holder and terms of debentures held is discussed in Note 11. CONVERTIBLE DEBENTURES ref (11).

For the three months ended September 30, 2012, one lender and assignee converted $16,475 under convertible debentures to 60,000,000 shares of stock. The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares. Terms of conversion as per the debenture are $.000275 per share and the holder and terms of debentures held is discussed in Note 11. CONVERTIBLE DEBENTURES refs (9) and (12).

For the three months ended September 30, 2012, one note holder converted $12,508.82 under convertible debenture to 12,508,820 shares of stock. The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares. Terms of conversion as per the debenture are $.001 per share and the holder and terms of debenture held is discussed in Note 11. CONVERTIBLE DEBENTURES ref (12).

Pursuant to a consulting agreement for business advisory services, the Company issued 8,443,541 restricted shares of common stock valued at $18,000 for the three months ended September 30, 2012. The stock conversion price under the agreement is calculated as a weighted average for the month the services were granted at a 30% discount.

On May 18, 2012, the Company issued 101,492 restricted shares of common stock to a consultant for business advisory and strategic services. The number of restricted shares issued was based on a 30% discount to market weighted average share price for period services were performed.

For the three months ended September 30, 2012, the Company issued 1,554,842 restricted shares of common stock payable, to a consultant for incremental engineering service, valued at $2,200. The number of shares was calculated based on the weighted average of shares outstanding for the period during which services were rendered at a 30% discount for services not covered by consulting agreement. Non-incremental engineering services are covered by a consulting agreement providing for 2,500,000 cumulative shares with a vesting schedule through December 31, 2012. These shares are recorded based on the closing stock price on the date of agreement. Shares will vest through December 31, 2012. For the three months ended September 30, 2012, the Company had issued 333,332 shares of restricted stock under this agreement according to the vesting schedule, valued at $6,668.

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

Item 4.   MINE SAFETY DISCLOSURE

None.

Item 5.   Other Information

None.

Item 6. Exhibits

Exhibit No.	Description	Location
2.2	Merger Agreement, dated June 18, 2002 by and among United Companies Corporation, Merger Co., Inc. and Avid Sportswear & Golf Corp.	Incorporated by reference to Exhibit 2.02 Amendment No. 1 to Form S-4 filed June 24, 2002.

2.3	Articles of Merger of Avid Sportswear & Golf Corp. with and into Merger Co., Inc.	Incorporated by reference to Exhibit 2.03 Amendment No. 1 to Form S-4 filed June 24, 2002.

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of 10-Q for the quarter ended September 30, 2009 filed on November 13, 2009.

3.4	Designation of Series A Preferred Stock	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on April 27, 2011.

3.5	Bylaws	Incorporated by reference to Exhibit 3.04 to the Registration Statement on Form 10-SB.

5.1	2007 Stock Option Plan	Incorporated by reference to the appendix to the Company's Definitive Information Statement on Schedule 14C filed July 31, 2007.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith.

32.1	Certification Pursuant to Section 1350	Provided herewith.

32.2	Certification Pursuant to Section 1350	Provided herewith.

101	XBRL Interactive Data File *

* Attached as Exhibit 101 to this report are the following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Deficit (iv) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed "filed" or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2012	Brownie’s Marine Group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer

