Form 10-K
period 2012-12-31
Brownie's Marine Group, Inc
filed 2013-03-29
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(MARK ONE)

☑      Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 29, 2012, was $ 968,925 ($.0095 per share).

There were 2,232,231,876 shares of common stock outstanding as of March 18, 2013.

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

Overview

Brownie’s Marine Group, Inc., a Nevada corporation (referred to herein as “BWMG”, “the Company”, “we”, or “Brownie’s”), does business through its wholly owned subsidiary, Trebor Industries, Inc., d/b/a Brownie’s Third Lung, a Florida corporation. The Company designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and Nitrox Generation Systems, and scuba and water safety products. BWMG sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility located at 940 N.W. 1st Street, Fort Lauderdale, Florida 33311. The Company’s common stock is quoted on the OTCBB under the symbol “BWMG”. The Company’s website is www.Browniesmarinegroup.com.

Mr. Carmichael has operated Trebor as its President since 1986. Since April 16, 2004, Mr. Carmichael has served as President, Acting Principal Accounting Officer and Acting Chief Financial Officer of the Company. From March 23, 2004 to April 16, 2004, Mr. Carmichael served as the Company’s Executive Vice-President and Chief Operating Officer. He is the holder or co-holder of numerous patents that are used by Trebor and several other large original equipment manufacturers in the diving industry.

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

The Company strives for meticulous attention to detail and high quality product innovation. We believe in the boat/diving industry Brownie’s Marine Group is known as the industry standard for surface supplied “family” dive systems and Scuba Tankfill Systems for yacht diving. Brownie’s products and support services range from shallow-water dive systems and extend into deep-water with mixed gas support systems for exploration divers and submersibles/submarines.

The Company holds numerous patents and has a dedicated product development and intellectual property program.

The Company is dedicated to designing and building the world’s finest and most innovative products, and to setting the industry standard for the world’s best yacht-based diving systems. While Brownie’s Third Lung hookah diving units were the very first product sold by the Company, the Company recognized early on that there was a need for tank filling systems and unique diving applications. This realization was the catalyst for the addition of the two product categories: Brownie’s Tankfill and Brownie’s Public Safety. Brownie’s Tankfill designs, builds, and sells diving solutions from marine-ready tank filling compressors, Nitrox Makers™, complete dive lockers, and full submarine support systems. Brownie’s Public Safety features highly specialized diving gear for rescue and safety professionals and a unique automatic floatation device for body-armor that can also be integrated into foul weather jackets, traditional load bearing harnesses and other garments (GI-PFD). The following paragraphs further describe the business and sales models for each of the categories of products sold:

The Company has a strategic agreement with Triton Submersibles Global Dealer and Integrator. We believe our roots and experience are an intense blend of exploration, specialty equipment development, and boating. During the early phases of the Yacht tender market explosion, Brownie’s and Triton’s founders merged visions and the result was an incredibly powerful and useful submersible that can be treated like a yacht tender. We believe the market is now realizing the evolution of the Triton as the ultimate underwater tender, much like the inflatable boat and helicopter have cultivated new mobility and recreation at sea. The Company believes Triton is without peer when all values and feature advantages are considered. Brownie’s support systems and executive sales/marketing team are ideally suited to develop this rewarding market space that is coming of age.

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

Brownie’s Tankfill designs, manufactures, sells and installs Scuba tank fill systems for on-board yacht use under the brand “Yacht-Pro™”. Brownie’s Tankfill provides complete diving packages and dive training solutions for yachts. Brownie’s Tank Fill installs Nitrox systems which allow yacht owners to fill tanks on board. The Yacht-Pro™ compressor systems offer a completely marine-prepared, VFD (variable frequency drive)-driven, automated alternative to other compressors on the market. Brownie’s Tankfill also designs complete dive lockers, mixed gas production and distribution systems, and the unique Nitrox Maker™. Nitrox is oxygen-enriched air, which reduces the effects of nitrogen on divers; it is the industry standard for dive professionals. The Nitrox Maker™ continuously generates the oxygen rich breathing gas directly from low-pressure air; no stored oxygen or other gases are required onboard. We believe a parallel product analogy to this device is the fresh water-maker that swept through the yachting industry over the last two-decades. While less yacht owners may opt for diving systems then fresh water-makers, there is a broad market potential for yacht owners that will want to have an uninterrupted supply of the premium breathing gas.

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

The Company has expanded in the past through internal growth. However, Brownie’s management believes that the most efficient and effective method of future growth will be to acquire existing companies and form strategic alliances. Toward this end, in the fourth quarter 2011, Brownie’s entered into a joint venture equity exchange agreement and non-binding letter of intent for possible of acquisition of Pompano Dive Center, LLC. See Note 17. JOINT VENTURE EQUITY EXCHANGE AGREEMENT to the Company’s consolidated financial statements included herein. On March 2012, the Company purchased the assets of Florida Dive Industries, Inc. and assumed its commercial lease obligation for a dive store in Boca Raton, Florida beginning in April 2012. The Company renamed the store to Brownie’s Dive and Paddle in April 2012 and began retail operations. See Note 7. ASSET PURCHASE to the Company’s consolidated financial statements included herein. The Company sells its own manufactured products (i.e. hookah systems and tankfill systems) at the retail store, Precision Paddleboards, and ScubaPro and Halcyon brand products. The Company entered into a a strategic alliance agreement with Precision Paddleboards in April 2012.

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

Finally, we will work with authentic ecotourism promoters and providers to help protect our natural resources world-wide while carefully exploring them. We believe these markets offer tremendous potential to Brownie’s future growth. Further, we believe the following points indicate the inherent attractiveness to the Brownie’s brand:

Divers

•	According to the 2012 Annual Report of Dive Equipment Manufacturers Association (DEMA), there are between 2.7 and 3.5 million active divers in the United States and approximately 6 million active divers worldwide. Further, there are approximately 11 million snorkelers in the United States and approximately 20 million snorkelers worldwide. (source: DEMA)

•	According to Global Certification and Membership Statistics for 2011 on the Professional Association of Diver Instructors (PADI) website, padi.com, worldwide PADI certifications of divers has grown annually from over 500,000 certifications in 1992, to consistently over 900,000 certifications annually from 2003 to 930,941 certifications in 2011. There are other scuba training organizations also issuing scuba dive training certifications, but PADI is the largest training organization issuing the largest number of certifications annually. (source: PADI)

Boaters

•	There were approximately 16.35 million boats in use in 2011, down slightly, 1%, from 16.5 million in use in 2010. (source: United States Coast Guard (USCG) / National Marine Manufacturers Association (NMMA)

•	Approximately 83 million adults went boating in the US in 2011; this represents 35% of the adult population. (source: NMMA)

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

Trade names and Patents

The Company has a product development and intellectual property program. It holds numerous patents and trademarks on its own or through licensing agreements.

Trade names

The Company either owns or has licensed from an entity, which the Chief Executive Officer has an ownership interest, the use of the following registered and unregistered trade names, trademarks and service marks for the terms of their indefinite lives: Brownie’s Third Lung™, browniedive.com, Brownie’s, Brownie’s Third Lung oval symbol, browniedive, NitroxMaker™, HELO, RES, fast float rescue harness, tankfill.com, browniestankfill, browniestankfill.com, browniespublicsafety.com, and browniespublicsafety, Peleton Hose System, Twin-Trim, Kayak Diving Hose Kit, Bell Bottom Flag Bag, Brownie’s Dogsnare. SHERPA, BC keel, and Garment integrated personal flotation device (GI-PFD). Use of these trade names, trademarks, and service marks is exclusive to the Company’s and the Company’s related parties.

Patents

The Company owns multiple patents issued and in progress related to the following:

•	Water safety and survival
•	Garment integrated flotation devices or life jacket
•	Collar for improved life jacket performance
•	Combined signaling and ballast for personal flotation device
•	Inflatable dive marker and collection bag.
•	Three dimensional dive flag
•	Novel dive raft and float system for divers
•	Drop weight Cummerbelt
•	Buoyancy compensator
•	Utility backpack
•	Transport harness or like garment with adjustable one size component for use by a wide range of individuals
•	Active control releasable ballast

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

Tradeshows

In 2012, the Company was represented either through their own presence or by a dealer at the following annual trade shows: Miami Yacht and Brokerage Show, The Fort Lauderdale International Boat Show, the Palm Beach Boat Show, the Seattle Boat Show and the Annapolis Boat Show. The Company was represented at this these same shows in 2011.

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

Distribution

Our products are distributed to our customers primarily by common carrier from our manufacturing facility in Fort Lauderdale, FL, or sold through our retail store, Brownie’s Dive and Paddle, in Boca Raton, FL.

Product Research and Development (R&D)

We continuously work to provide our customers with both new and improved products. We offer research and development services to not only the related entities we license our patents and trademarks from, but also to other customers as well. R&D services for customers and the related entities are invoiced in the normal course of business. In addition, we are working on internal research and development projects as well as collaborating with others toward the goal of developing some of our own patentable products. Research and development costs for the year ended December 31, 2012 and 2011, were $47,797 and $46,474, respectively.

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

Customers

We are predominantly a wholesale distributor to retail dive stores, marine stores, and shipyards. This includes approximately 250 active independent Brownie dealers. We retail our products to including, but not limited to, boat owners, recreational divers and commercial divers. The Company sells to three entities owned by the brother of Robert Carmichael, the Companies Chief Executive officer: Brownie’s Southport Divers, Brownie’s Palm Beach Divers and Brownie’s Yacht Toys. Combined sales to these entities for the years ended December 31, 2012 and 2011 represented 28.08% and 28.94%, respectively, of total net revenues. Our largest customer and Brownie dealer is Brownie’s Southport Divers. Sales to no other customers represented greater than 10% of net revenues for the years ended December 31, 2012 and 2011.

Raw Materials

Principal raw materials for our business include machined parts such as rods, pistons, bearings; hoses; regulators; compressors; engines; high-pressure valves and fittings; sewn goods; and various plastic parts including pans, covers, intake staffs, and quick release connections. Principal suppliers of these materials to us are Kuriyama, Advantage Plastics of New York, Gates Rubber, Ocean Divers Supply, Anderson Metals, East Coast Plastics, Florida Machine and Casting, Burgess Manufacturing Corporation, Bauer, Leeson Electric, Sagittarius, Robin America Subaru, and Florida Fluid Systems Technology Inc. Most materials are readily available from multiple vendors. Some materials require greater lead times than others. Accordingly, we strive to avoid out of stock situations through careful monitoring of these inventory lead times, and through avoiding single source vendors whenever possible.

Competition

We consider the most significant competitive factors in our business to be fair prices, feature advantages, shopping convenience, the variety of available of products, knowledgeable sales personnel, rapid and accurate fulfillment of orders, and prompt customer service. We currently recognize one significant competitor in hookah sales and a variety of competitors in high-pressure tank fill systems sales. Products from the hookah competitor and those from one of the tank fill competitors appear to be very similar to ours at first glance, but lack many of what we believe are our patently superior feature advantages. Effective marketing, dealer training, combined with a strategic pricing spectrum introduced in 2012 invigorated by the advent of our new entry level “285-BE” system are proving to capture a broader market. Brownie’s competitor’s in high pressure tank fill market are typically focused on traditional dive stores and fire department air service. Several are large multi-national companies that do not offer adaptation to the Yacht market or Nitrox integration; both areas that Brownie’s long-term investments rise to a level to suit the buyer’s needs. One of our most significant competitors in the highly specialized field of yacht based compressors closed shop at the end of 2012.

Overall, we are operating in a moderately competitive environment. We believe that the price structure for all the products we distribute compares favorably with the majority of our competitors based on quality and available features. Our vertically integrated structure of providing the diving-boater with a one-stop source for all diving solutions we believe provides the most formidable strategy.

Personnel

We currently have nineteen (19) full time employees and one (1) part time employee at our facility in Fort Lauderdale, Florida. Seven (7) are classified as exempt sales and administrative or management, and thirteen (13) are classified as nonexempt factory or administrative support. Additionally, there is one (1) full time employee and seven (7) part time employees at the retail facility in Boca Raton, Florida, and all are classified as exempt employees. We utilize consultants when needed in the absence of available in-house expertise. Our employees are not covered by a collective bargaining agreement.

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

The corporate headquarters, factory and distribution center of the Company are located at 936/940 NW 1st Street, Ft. Lauderdale, FL 33311. The facilities are comprised of approximately 16,000 square feet of leased space of which approximately 7,500 square feet is office, and the remainder is factory and warehouse space. On November 1, 2012, the Company entered into a one year lease for the facilities. The terms of the lease are base rent of $3,750 plus sales tax, and either party can cancel the lease with 90 days written notice. We believe that the facilities are suitable for their intended purpose, are being efficiently utilized and provide adequate capacity to meet demand for the foreseeable future.

Item 3.	Legal Proceedings.

On December 18, 2012, Undersea Breathing Systems, Inc. (“UBS”) filed an amended complaint against the Company compelling purchase of Medal Model No. 4241 membranes or equivalent pursuant to pricing agreement in 2011. UBS is the holder of the convertible debenture referenced in Note 11. CONVERTIBLE DEBENTURES Ref (3). Under the complaint, UBS asserts the Company was to purchase no less than 24 membranes from the company per year for $2,000 and $1,000, cash and Company stock, respectively, per membrane. The Company took delivery, paid cash, and issued stock for 14 Medal Model No 4241 membranes pursuant to the stated pricing in 2011, plus issued an additional $24,000 stock toward future purchases of 24 membranes. However, the Company has not purchased or taken delivery of additional membranes. At the same time the stock was issued the Company granted UBS a convertible debenture of $76,000 and reduced its balance to $48,000 when the Company paid $28,000 cash and took delivery of the 14 membranes. Therefore, UBS currently has $24,000 worth of stock and a $48,000 convertible debenture for which the Company took no membrane deliveries. If judgment or settlement were to go in favor of UBS, there would be no financial impact to the statement of operations or net impact on financial position.

On or about May 3, 2012, the Company received notice of filing of an action for breach of contract, conspiracy to commit securities fraud and injunctive relief against the Company and the first party named in Note 11. CONVERTIBLE DEBENTURES Ref (1) to the Company’s consolidated financial statements included herein. The Plaintiff, Eventus Capital, Inc., is the second party referenced in Note 11. CONVERTIBLE DEBENTURES, Ref (1) who purchased the original debenture from the first party. The net book value, excluding interest, on the debenture as of December 31, 2012 was approximately $12,700. The amount named in the original lawsuit was “damages in excess of $15,000”, plus other fees. On July 16, 2012, the Palm Beach County Court issued an Order on the Company’s Motion to dismiss this complaint. The motion was granted without prejudice to allow the plaintiff 15 days to file an amended complaint with substantiating documentation. The plaintiff amended its complaint as required, asserted it incurred a loss of seven hundred thirty-five thousand six hundred and sixteen dollars in damages. The other Defendant in the action has asserted counter and third party claims against the plaintiff. Per the opinion of the Company’s legal counsel, the plaintiff has failed to establish any legal or factual basis for claim, and judgment or settlement is not probable beyond the face value of liability accrued as of December 31, 2012.

On or about April 27, 2012, the Company received a default notice from Branch Banking Trust (“BBT”) under its Forbearance Agreement on the mortgage underlying the Company’s real estate. The Company subsequently received judgment of foreclosure, as the 17th Judicial Circuit of the Circuit Court of Broward County awarded BBT a final judgment in the amount of $1,123,269. On August 16, 2012 the Company’s real estate foreclosed upon was sold through a court ordered auction. At the foreclosure sale, the lender was highest bidder with a bid of $1,300. On December 14, 2012, the lender served the Company with Notice of Final Judgment of Foreclosure. Per the Notice, the lender seeks Final Judgment including post-judgment interest and costs through date of sale of $1,127,643 plus post-judgment interest and related expenses. The lender asserts the fair market value of the property on the date of sale was $1,030,000 and is seeking final judgment against the Company for the shortfall between the Final Judgment amount and the fair market value of the property, or approximately $100,000 plus post-judgment interest and related expenses. Until the entire final judgment amount is satisfied, there can be no assurance that BBT will not take possession of certain of the Company’s assets to satisfy the judgment.

Item 4.	Mine Safety Disclosure

None.

PART II

Item 5.	Purchases of Equity Securities.

The Company’s common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “BWMG”. The Company’s high and low closing bid prices by quarter during 2012 and 2011, as provided by the Over the Counter Bulletin Board are provided below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On March 15, 2013, the closing price of our common stock, as reported on the Over-the-Counter Bulletin Board, was $.0003 per share.

	Calendar Year 2012
	High Bid	Low Bid
First Quarter	$.0700	$.0020
Second Quarter	$.0900	$.0090
Third Quarter	$.0110	$.0008
Fourth Quarter	$.0028	$.0004

	Calendar Year 2011
	High Bid	Low Bid
First Quarter	$1.900	$.1000
Second Quarter	$.2300	$.0500
Third Quarter	$.1950	$.0200
Fourth Quarter	$.0110	$.0020

Holders of Common Stock

As of March 18, 2013, we believe the Company had in excess of 250 shareholders of record.

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

Sales of Unregistered Securities

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission during the period covered by this report, the Company sold securities without registration under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemption provided in Section 4(a)(2) as described below. The securities were issued with a legend restricting their transferability absent registration of applicable exemption.

For consulting, legal, and other professional services, the Company issued 24,810,194 restricted shares of common stock in lieu of payment for $26,117 in services for the period from September 1, 2012 through December 31, 2012.

During the three months ended December 31, 2012, the holders’ of the Company’s convertible debentures converted $56,753 principal and $122 accrued interest outstanding to 206,372,728 and 443,636 shares of common stock, respectively. The stock was issued without restrictive legend pursuant to Rule 144, as the holders acquired convertible notes issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

During the three months ended December 31, 2012, the Company converted $54,000 of employee compensation for the year ended December 31, 2012, to 12,324,832 shares of restricted common stock.

During the three months ended December 31, 2012, the Company declared payable 166,668 shares of restricted common stock or $6,000 for product exclusivity pursuant to an exclusivity agreement.

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

Financial Performance

For the years ended December 31, 2012 and 2011, BWMG had net losses of $2,013,349 and $3,776,312, respectively.

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

Going Concern –The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. We have incurred losses since 2009, and expect to have losses in 2013. We have had a working capital deficit since 2009. Although cured effective the fourth quarter 2010, the Company defaulted on its first mortgage in the third quarter of 2010, which resulted in an automatic default on its second mortgage, and was restructured with a forbearance agreement with a maturity date of May 22, 2012. The Company was notified of default under the Forbearance Agreement on or around April 27, 2012, and the real estate was foreclosed on and purchased at auction by lender on August 16, 2012.

In addition, the Company is behind on payments due for payroll taxes and withholding, matured convertible debentures, related party notes payable, accrued liabilities and interest –related parties, and certain vendor payables. The Company is working out delinquencies on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue.

During the fourth quarter of 2011, the Company formed a joint venture with one dive entity, and in the first quarter of 2012, purchased the assets of another, with assumption of their retail location lease. The Company accomplished both transactions predominantly through issuance of restricted common stock in BWMG. The Company believes these transactions will help generate sufficient working capital in the future. However, neither endeavor is currently generating cash flow . As a result, the Company does not expect that existing cash flow will be sufficient to fund presently anticipated operations beyond the first quarter of 2013. This raises substantial doubt about BWMG’s ability to continue as a going concern. The Company will need to raise additional funds and is currently exploring alternative sources of financing. We have issued a number of convertible debentures as an interim measure to finance our working capital needs, and may continue to raise additional capital through sale of restricted common stock or other securities. We are paying for many legal and consulting services with restricted stock to maximize working capital. We have implemented some cost saving measures and will continue to explore more to reduce operating expenses.

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

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which occur. Advertising and trade show expense incurred for the years ended December 31, 2012, and 2011, was $19,380 and $66,276, respectively.

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

For the years ended December 31, 2012, and 2011, the Company amortized prepaid equity based compensation for personal guarantees of related party on Company’s bank debt, and additional compensation expense to the Chief Executive Officer payable in stock when vested. For the years ended December 31, 2012, and 2011, the company granted stock for consulting services. In addition, for the years ended December 31, 2012 and 2011, the Company recognized equity based incentive/retention and year end bonuses for some employees, and consultants, as well as payment in stock of amounts due the non-employee Board of Directors. Similarly, for the years ended December 31, 2012, and 2011, the Company issued 12,324,832 and 10,000,000 shares of stock, respectively to an employee in satisfaction of $54,000 and $45,000 of accrued payroll from 2012 and 2011, respectively. In addition, for the years ended December 31, 2012 and 2011, the Company recognized $11,333 and $5,333, respectively, for sales, general and administrative expense for exclusivity pursuant to strategic alliance agreement payable in stock when vested.

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

Fair value of financial instruments – Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. An entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.

Level 2 - Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Inputs are used in applying the various valuation techniques and broadly refer to the assumptions that market participants use to make valuation decisions, including assumptions about risk. An investment’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment by the Company. Management considers observable data to be market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, provided by multiple, independent sources that are actively involved in the relevant market. The categorization of an investment within the hierarchy is based upon the pricing transparency of the investment and does not necessarily correspond to the Company’s perceived risk of that investment.

At December 31, 2012, and 2011, the carrying amount of cash, accounts receivable, accounts receivable – related parties, customer deposits and unearned revenue, royalties payable – related parties, other liabilities, other liabilities and accrued interest – related parties, notes payable, notes payable – related parties, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The fair value of our convertible debentures was the principal balance due at December 31, 2012, and 2011, or $703,740 and $633,871, respectively The principal balance due approximates fair value because of the short maturity of these instruments. On the face of the balance sheet the convertible debentures are presented net of discount, which is less than fair market value at period end dates.

Earnings per common share – Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. All common stock equivalent shares were excluded in the computation for the years ended December 31, 2012, and 2011, since their effect was antidilutive.

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

Results of Operations for the Year Ended December 31, 2012, As Compared To the Year Ended December 31, 2011

Net revenues. For the year ended December 31, 2012, we had net revenues of $2,864,327 as compared to net revenues of $2,206,566 for the year ended December 31, 2011, an increase of $657,761, or 29.81%. For the year ended December 31, 2012 as compared 2011, hookah system and related sales increased approximately $181,000, tankfill system and related sales increased approximately $391,000, SCUBA and related sales increased approximately $92,000, and public safety sales decreased approximately $5,800. The Company attributes the increase in net revenues to sales and marketing efforts, the opening of a retail dive store in the second quarter of 2012, a company product-wide pricing plan executed in third quarter of 2012, which significantly increased per product gross revenues, and increased consumer spending despite economic uncertainty.

Cost of net revenues. For the year ended December 31, 2012, we had cost of net revenues of $1,981,912 as compared with cost of net revenues of $1,704,566 for the years ended December 31, 2011, an increase of $277,346, or 16.27%. Material cost as a percentage of net revenues remained fairly consistent from the year ended December 31, 2011 to 2012. Of the $277,346 net increase in cost of net revenues for the period, approximately $283,000 increase is attributable to incremental material costs to support increase in net revenues, with approximately $6,000 decrease attributable to other individually insignificant account increases and decreases for the period.

Gross profit. For the year ended December 31, 2012, we had gross profit of $882,415 as compared to gross profit of $502,000 for the year ended December 31, 2011, an increase of $380,415, or 75.78%. The increase is primarily attributable to increase in net revenues.

Operating expenses. For the year ended December 31, 2012, we had total operating expenses of $2,505,281 as compared to total operating expenses of $1,673,574 for the year ended December 31, 2011, an increase of $831,707, or 49.70%. The $831,707 increase is due to an increase in selling, general and administrative costs of $830,384 and increase in research and development expenses of $1,323 for the year ended December 31, 2012, as compared to the same period in 2011. The increase in selling, general and administrative costs of $831,707 for year ended December 31, 2012, over the same period in 2011, is primarily comprised of approximate $285,000 (cash and non-cash) net increase in bonuses to consultants, employees, Chief Executive Officer and Board of Director during the year ended December 31, 2012 over the year ended December 31, 2011; $125,001 amortization of equity based compensation (non-cash) to Chief Executive Officer not in first quarter of 2011, but in each quarter in 2012; increase in Chief Executive Officers’ compensation of approximately $250,000 (non-cash) during the year ended December 31, 2012; approximately $185,00 increase in consulting, legal and other professional fee expense (non-cash) during the year ended December 31, 2012; and remaining approximately $13,000 net decrease comprised of individually insignificant increases and decreases in other account balances for the year ended December 31, 2012 as compared to the year ended December 31,2011.

Other expense, net. For the year ended December 31, 2012, we had other expense, net of $352,252 as compared to other expense, net of $2,544,276 for the years ended December 31, 2011, a decrease of $2,192,024, or 86.16%. This account is comprised of other (income) expense, net, and interest expense. Other (income) expense, net increased by $84,800 expense for the period. Other (income) expense, net, is comprised of transactions that are generally of a non-recurring nature. The $84,500 increase in other expense, net is comprised primarily of approximately $117,000 loss on foreclosure of real estate, approximately $106,000 loss on extinguishment of convertible debentures, and partially offset by approximately $95,000 gain on forgiveness of legal debt dated prior to April 2004, approximately $30,000 product license royalty income, and approximately $13,000 other income, net of individually insignificant transactions. Interest expense for the year ended December 31, 2012, decreased $2,276,824 over the year ended December 31, 2011. The decrease in interest expense of $2,276,824 is primarily attributable to $2,083,000 interest expense decrease (non-cash) on related party debt converted to preferred stock in the second quarter of 2011 for which there was not a comparable transaction for the year ended 2012; decrease in accretion of discount on convertible debentures to interest was approximately $151,000 less for the year ended December 31, 2012, as compared to the same period in 2011 due to discounts on debentures being fully accreted; and approximately $53,000 decrease in mortgage interest for the year ended December 31, 2012 as compared to 2011 due to foreclosure/sale of real estate underlying the Company’s mortgage during the period.

Provision for income tax expense. For the year ended December 31, 2012, we had a provision for income tax expense of $38,231, as compared to a provision for income tax expense of $60,462 for the year ended December 31, 2012, a decrease in the provision for income tax expense of $22,231, or 36.77%. The decrease in provision for income tax expense is primarily a result of larger increase in the valuation allowance percentage against the deferred tax asset attributable to realization of the net operating loss carryforward for the year ended December 31, 2011 as compared to the year ended December 31, 2012.

Net loss. For the year ended December 31, 2012, we had net loss of $2,013,349 as compared to net loss of $3,776,312 for the year ended December 31, 2011, a decrease of $1,762,963 or 46.68%. The decrease in net loss is attributable to $2,192,024 decrease in other expense, net, an increase in gross profit of $380,415, decrease in income tax expense of $22,231, and partially offset by $831,707 increase in operating expenses.

Liquidity and Capital Resources

As of December 31, 2011, the Company had cash and current assets of $894,573 and current liabilities of $1,770,503, or a current ratio of .51 to 1. As of December 31, 2011, the Company had cash and current assets of $796,051 and current liabilities of $2,698,631 or a current ratio of .30 to 1.

Contractual obligations of the Company as of December 31, 2012 are set forth in the following table:

Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$195,951	$180,536	$15,412	—	—
Operating Lease Obligations	47,337	44,878	2,459	—	—
Convertible Debentures (1)	703,741	703,741	—	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	—	—	—	—	—
Total	$947,029	$929,155	$17,871	—	—

(1)	Convertible Debentures are presented “Gross” in the above Schedule. On the Company’s Financial Statements for the year ended December 31, 2012, Convertible Debentures are presented “Net” of Discount.

Subsequent Events

On February 23, 2013, the Board of Directors authorized an aggregate of $345,000 in bonuses for payment in stock to consultants and service providers for the year ended December 31, 2012, for service in 2012. The combined amount of stock issuable under this transaction was 1,150,000,000 shares. Of this amount the Board of Director was awarded 243,333,333 shares, or $73,000. The shares were valued at the previous closing market price of the stock prior to the date of the transaction, or $.0003 per share. In addition, on February 23, 2013, the Board of Directors authorized an aggregate of $129,500 in bonuses to employees for payment in either cash or stock to be determined at a later date by the Board of Directors for the year ended December 31, 2012, for service in 2012. Of the $129,500, $67,000 was awarded to the Chief Executive Officer. Since these transactions were for 2012 services, the Company applied retroactive statement to the consolidated financial statements as of and for the years ended December 31, 2012 and 2011.

On January 18, 2013, the Company entered into two Assignment and Modification Agreements whereby a new lender was to satisfy two convertible debentures plus accrued interest owed to lender [Ref (11) in Note 11. CONVERTIBLE DEBENTURES] to the Company’s consolidated financial statements included herein plus prepayment penalties in exchange for issuance of new convertible debentures with the Company. The principal balance due the lender on the two convertible debentures was $56,250 and $16,000. The amount the new lender paid to satisfy the principal balance due plus interest and prepayment penalties for the respective debentures was $78,651 and $22,792. The new convertible dentures issued covered these amount plus fees to the new lender and terms were fairly consistent with those taken out by the transaction except the new conversion rates are 44% of the lowest closing “Market Price” ten days preceding the conversion notice. In addition, on January 18, 2013, the Company entered into another convertible debenture with the new lender for $84,500, with maturity on January 18, 2014. As part of this transaction the Company paid the lender $9,500 in legal and administrative fees.

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

We incurred net losses of approximately $2.01 million in 2012, and $3.77 million in 2011. We anticipate these losses will continue for the foreseeable future. Additionally, the Company has negative cash flows from operations, negative working capital, is behind on payments due for payroll taxes and withholding, matured convertible debentures, related party notes payable, accrued liabilities and interest-related parties, a note payable due an unrelated party, and certain vendor payables. The Company is working out all matters of delinquency on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue. During the year ended December 31, 2012, the Company’s real estate was foreclosed upon, and the Company now operates under a short-term lease of the property. This raises a substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon generating working capital and obtaining adequate new debt or equity financing. Because of our continuing losses, we may not have working capital to permit us to remain in business through the end of the year, without improvements in our cash flow from operations or new financing. Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses.

The Company defaulted under its Forbearance Agreement on the mortgage underlying the Company’s real estate and assets, the real estate was sold, and other assets may be at risk.

On or about April 27, 2012, the Company received a default notice from Branch Banking and Trust (BBT) under its Forbearance Agreement on the mortgage underlying the Company’s real estate. BBT subsequently received judgment of foreclosure, as the 17th Judicial Circuit of the Circuit Court of Broward County awarded BBT a final judgment in the amount of $1,123,269. On August 16, 2012 the Company’s real estate foreclosed upon was sold through a court ordered auction. At the foreclosure sale, the lender was highest bidder with a bid of $1,300. On July 17, 2012, the Court entered a Final Judgment of Foreclosure against the Company for $1,123,269, plus post-judgment interest. On December 14, 2012, the lender served the Company with Notice of Final Judgment of Foreclosure. Per the Notice, the lender seeks Final Judgment including post-judgment interest and costs through date of sale of $1,127,643 plus post-judgment interest and related expenses. The lender asserts the fair market value of the property on the date of sale was $1,030,000 and is seeking final judgment against the Company for the shortfall amount between the Final Judgment amount and the fair market value of the property, or approximately $100,000 plus post-judgment interest and related expenses. Accordingly, the Company recorded a foreclosure liability of $110,000 to cover the shortfall plus post-judgment expenses. The Company made a counteroffer for settlement on or around February 11, 2013, and awaits resolution.

The optional conversion features of a series of convertible debentures issued by the Company could require the Company to issue a substantial number of shares of common stock, which will cause dilution to the Company’s stockholders and a potentially negative effect on our stock price.

Since October 4, 2010 the Company has issued convertible debentures to several lenders and other third parties. At December 31, 2012 the outstanding principal balance of these debentures was approximately $704,000. At March 18, 2013, the outstanding principal balance of these debentures was approximately $717,000. The debentures convert under various conversion formulas, all of which are at a significant discount to market price of our common stock. As of March 18, 2013, the debentures are convertible into approximately 3,555,000,000 shares of Common Stock. The conversion of any of the debentures will result in the issuance of a significant number of shares of our common stock which will cause dilution to our existing shareholders. Furthermore, the conversion at a significant discount to the market price of our common stock may have a negative effect on our stock price. On March 18, 2013, the Company determined based on closing market price of $.0004 it had commitments for shares convertible or committed in excess of its authorized common stock of 5,000,000,000. Most of the Company’s convertible debentures have conversion rates at substantial discount to market price; therefore, a decline in market price impacts the number of shares convertible. As a result, at $.0004 price per share the Company recorded a liability of approximately $446,000, which represents the amount of shares convertible or committed in excess of the shares authorized at $.0004 per share. However, there can be no assurance that the Company’s stock will not further decline and the liability increase. On March 14, 2013, the Company received notice from The Depository Trust Company (“DTC”) that they have imposed a restriction on physical deposit and Deposit/Withdrawal at Custodian (“DWAC”) electronic deposit transactions, referred to as a “Deposit Chill”. The Company intends to issue “objection” to the Deposit Chill and attempt lift of it as soon as possible.

Our Common Stock May Be Affected By Limited Trading Volume and May Fluctuate Significantly

Our common stock is traded on the Over-the-Counter Bulletin Board. There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Thinly traded common stock can be more volatile than common stock traded in an active public market. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. Furthermore, trading in our common stock may be currently limited due to the Deposit Chill. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

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

The specific weakness identified by our management was a lack of a timely review by corporate management. The weakness is principally due to lack of working capital to retain the legal, accounting and external audit services, which are integral to the Company’s process for timely disclosure and financial reporting. This deficiency resulted in failure to timely file Form 4s related to change in beneficial ownership by one of the Company’s Directors and Chief Executive Officer and failure to timely file Form 8-Ks relating to entering into new debenture agreement and significant debenture conversions. These transactions are discussed in Item 5. Sales of Unregistered Securities and/or are disclosed in the notes to the Company’s Financial Statements for the period covered by this report included herein.

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

Management, including the Company's Chief Executive Officer and Principal Accounting Officer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was not effective as discussed in the section above as of December 31, 2012.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the fourth quarter of the year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The following is a list of our executive officers and directors. All directors serve one-year terms or until each of their successors are duly qualified and elected.

Name:`	Age:	Position:

Robert M. Carmichael	50	President, Chief Executive Officer, Principal Financial Officer and Director

Mikkel Pitzner	45	Director

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

Directors

Our Board of Directors may consist of up to five (5) seats. Pursuant to our Bylaws, a majority of directors may appoint a successor to fill any vacancy on the Board of Directors without shareholder vote. Our Board has determined that Messr. Pitzner is independent under the NASDAQ Stock Market listing rules.

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

Compliance with Section 16(a) Of the Securities Act Of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other of our equity securities. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us copies of all Section 16(a) forms they file. Based on available information, filings required under Section 16(a) were complied with for the period covered by this report, except as follows: Mr. Mikkel Pitzner did not timely Form 4’s during 2012, but filed a Form 5 in March 2013,which captured 2012 activity which included one issuance of stock in June 2012, and one issuance of stock in October 2012. Mr. Robert Carmichael did not file Form 4 for additional equity compensation payable in each of the months beginning in June through December 2012.

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

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2012 and 2011 to BWMG’s named executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

Summary Compensation Table

Name and Principal Position(s)	Year	Salary	Bonus	Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation	All Other Compen- sation	Total
Robert M. Carmichael, President, Principal	2012	$35,894	$67,000	$264,999		$—	$—	$—	$367,893	(2)
Executive Officer, and Principal Financial Officer	2011	$79,710	$—	$2,523,502	(1)	$—	$—	$—	$2,603,212	(2)

(1) Stock awards of $2,523,502 consist of $2,125,000 interest expense on issuance of preferred stock for cancellation of $42,500 note payable-related party, $362,502 in common stock for personal guarantees, and $36,000 common stock payable for year ended December 31, 2011 bonus.

(2) Executive compensation excludes certain transactions which are disclosed under “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Outstanding Equity Awards at Fiscal Year End

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised option (#) un- exercisable	Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($) per share	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity Incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Robert M. Carmichael, Principal Executive	100,000	(1)			$1.07	December 31, 2013	2,749,880	137,494
Officer, and Principal Financial Officer	315,000	(2)			$1.00	None

(1)	See Footnote (2) to the Summary Compensation Table above.
(2)	See discussion of options issued for purchase of Intellectual Property as disclosed under “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Director Compensation

In April 2011, the Board of Directors approved a new director compensation plan (“Plan”) whereby each non-employee director would be paid the equivalent of $2,500 per month by the Company.  For the year ended December 31, 2012, Director’s fees under this plan $37,500 since one Board of Director resigned after the first quarter of 2012 and was not replaced. In addition, the non-employee Board of Director was granted an equity bonus for the year ended December 31, 2012, of $73,000, or 243,333,333 restricted shares of common stock See also “Certain Relationships and Related Transactions, and Director Independence”.

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

Equity Compensation Plan Information as of December 31, 2012

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information about the beneficial ownership of our common stock as of March 18, 2013 by (i) each person who we know is the beneficial owner of more than 5% of the outstanding shares of common stock (ii) each of our directors or those nominated to be directors, and executive officers, and (iii) all of our directors and executive officers as a group. Applicable percentage of ownership is based on 2,232,231,876 shares of common stock outstanding as of March 18, 2013, together with 155,177,604 securities exercisable or convertible into shares of common stock within 60 days of March 18, 2013, for each stockholder, or a total of 2,387,409,480. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 18, 2013 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class
Common	Robert M Carmichael C/O Brownie’s Marine Group, Inc. 940 NW 1st Street Fort Lauderdale, FL 33311	178,079,876	(1)	7.46%
Common	Mikkel Pitzner C/O Brownie’s Marine Group, Inc. 940 NW 1st Street Fort Lauderdale, FL	293,805,923	(2)	12.31%
Common	All officers and directors as a Group (2 person)	471,885,799	(1)(2)	19.77%

(1)	Includes the following: aggregate of 415,000 shares underlying currently exercisable options; 112,187,604 equity compensation and bonuses payable; 42,500,000 shares issuable upon conversion of 425,000 shares of Series A Preferred Stock. The preferred stock votes with the Company’s common stock, except as otherwise required under Nevada law and may be voted on a 250 vote to one share basis.
(2)	Includes 75,000 shares underlying currently exercisable options.

Equity Compensation Plan

See Equity Incentive Plan Note to the consolidated financial statements for the year ended December 31, 2012 included herein for discussion of the stock options authorized and outstanding.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Notes payable – related parties

Notes payable – related parties – consists of the following as of December 31, 2012:

Promissory note payable to the Chief Executive Officer of the Company, unsecured, bearing interest at 7.5% per annum, due in monthly principal and interest payments of $7,050, maturing on August 1, 2013.	$168,384

Less amounts due within one year	168,384

Long-term portion of notes payable – related parties	$—

As of December 31, 2012, principal payments on the notes payable – related parties are as follows:

2013	$168,384
2014	—
2015	—
2016	—
2017	—
Thereafter	—

$168,384

As of December 31, 2012, the Company was approximately twenty months in arrears on principal payments due under the Note payable to the Chief Executive Officer. No default notice has been received and the Company makes interest payments until such time as it is able to address the past due principal payments. On April 21, 2011, the Company issued 425,000 shares of preferred stock, designated as Series “A” Convertible Preferred Stock, to Robert Carmichael in consideration for forgiveness of $42,500 due under the Note payable to Chief Executive Officer. The Series “A” Convertible Preferred Stock may be converted to common stock at a rate of $.01 per share, or 42,500,000 shares of common stock. The fair market value per common share upon which the transaction was based was $.05. Accordingly, the Company recognized $2,082,500 as interest expense – related party as part of the transaction.

Net revenues and accounts receivable – related parties – The Company sells products to three entities, Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers. Combined net revenues from these entities for year ended December 31, 2012 was $804,381. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2012, was $24,471, $2,593, and $18,776, respectively. Sales to Pompano Dive Center for the years ended December 31, 2012 was $11,531. Accounts Receivable from Pompano Dive Center was $5,863 at December 31, 2012. Sales to the Company’s Chief Executive Officer for the year ended December 31, 2012 was $50.

Royalties expense – related parties – The Company has Non-Exclusive License Agreements with 940 Associates, Inc. (hereinafter referred to as “940A”), an entity owned by the Company’s Chief Executive Officer, to license product patents it owns. Under the terms of the license agreements effective January 1, 2005, the Company pays 940A $2.00 per licensed product sold, rates increasing 5% annually. Also with 940A, the Company has an Exclusive License Agreement to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. Based on this license agreement, the Company pays 940A 2.5% of gross revenues per quarter. Total royalty expense for the above agreements for the year ended December 31, 2012is disclosed on the face of the Company’s Consolidated Statements of Operations included herein. As of December 31, 2012, the Company was approximately twenty-six months in arrears on royalty payments due. No default notice has been received and the Company plans to make payments as able.

Non-employee Board of Director – Non-employee Board of Director (BOD) compensation is $2,500 per month. Non-Employee BOD fees for the years ended December 31, 2012 was $37,500. One of the two non-employee Board of Directors (“BOD”), Wesley Armstrong, of the three person BOD, which included the Chief Executive Officer, resigned his position on April 18, 2012. As of December 31, 2012, $22,500 of the accrued BOD fees had been converted to stock, leaving $15,000 still due and unpaid, $7,500 due to Wesley Armstrong from first quarter of 2012, and $7,500 due Mikkel Pitzner from fourth quarter of 2012. Because the remaining non-employee BOD, Mikkel Pitzner, now accounts for 50% of the BOD, the Company reclassified him to related party as of April 2012. See Other liabilities and accrued interest - related parties below for inclusion of the $7,500 payable to him as of December 31, 2102. Prior to April 2012, the two non-employee BOD were not classified as related parties. The $7,500 payable to the non-employee director that resigned is included in other liabilities at December 31, 2012. On June 20, 2012, Mr. Pitzner converted a $20,000 short-term loan to 2,666,667 restricted shares payable per BOD consent. Conversion price per share was $.0075, which was the same price granted to another unrelated equity investor. In addition, on February 23, 2013 the Company declared a bonus payable for the year ended 2012 for certain employees, service providers, and consultants. As part of this bonus, Mikkel Pitzner was awarded 243,333,333 shares of restricted stock valued at $.0003 per share price on the date of the transaction, or $73,000. This amount is included in operating expenses and on the statement of stockholders’ deficit included herein as shares payable as of and for the year ended December 31, 2012.

Other liabilities and accrued interest– related parties

Other liabilities and accrued interest– related parties consists of the following at:

December 31, 2012

Accrued interest on Notes payable – related parties	$—

BOD fee payable to non-employee – related party	7,500

Year-end bonus payable to Chief Executive Officer	67,000

Due to Principals of Carleigh Rae Corp., net	6,017

Other liabilities – related parties	$80,517

The $6,017 due to the Principals of the Carleigh Rae Corp. resulted as part of the patent infringement settlements received by the Company and is discussed above as is the non-employee BOD Fee.

Restricted common stock issued for personal guarantee – On April 21, 2011, the Company granted Robert Carmichael, the Chief Executive Officer, 20,000,000 shares of restricted common stock in consideration of personal guarantees he provided to secure restatement and consolidation of the first and second mortgages of the Company. The restrictions on the common stock will expire 50% on April 20, 2012, and 50% on April 20, 2013, if Mr. Carmichael continues his full time employment with the Company. The company valued the stock at $.05 per share and will record $1,000,000 of compensation expense to Mr. Carmichael ratably over the two-year term in which the restrictions expire. The unearned balance of the compensation is recorded as prepaid compensation as a component of shareholders’ deficit. As of the year ended December 31, 2012 the Company recognized $500,004 as amortization of prepaid compensation under this agreement. Prepaid compensation remaining under this agreement as of December 31, 2012 was $137,494 and is reflected as a component of Stockholders’ Deficit.

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

On November 2, 2012 the Board of Directors approved a stock incentive bonus to certain key employees and consultants to vest and pay out on May 2, 2013, contingent upon continued employment or services. The stock bonus price per share was calculated as $.0009 based on last closing price per the OTCBB for a total of $75,100. The number of shares that will be set aside and reserved for this transaction is 80,500,000. Of the 80,500,000 shares, 50,000,000 shares were awarded to the Chief Executive Officer, or $45,000 of the $75,100 of the fair market value of the bonuses. The Company will record compensation expense ratably over the vesting period. All equity based compensation to the Chief Executive Officer is reflected on the face of the Statement of Stockholders’ Deficit. In addition, on February 23, 2013 the Company declared a bonus payable for the year ended 2012 for certain employees, service providers, and consultants. As part of this bonus, Mikkel Pitzner was awarded 243,333,333 shares of restricted stock valued at $.0003 per share price on the date of the transaction, or $73,000. This amount is included in operating expenses and on the face of the statement of stockholders’ deficit as shares payable as of and for the year ended December 31, 2012. In addition, on February 23, 2013 the Company declared a bonus payable for the year ended 2012 for certain employees, service providers, and consultants. As part of this bonus, the Chief Executive Officer was awarded $67,000 to be paid out in cash or stock based on later determination by the BOD. This amount is included in operating for the year ended December 31, 2012. See table above for inclusion in other liabilities and accrued interest – related parties.

Principal Accounting Fees and Services.

Fees to Auditors Fiscal Year ended December 31, 2012

Audit Fees: The aggregate fees, including expenses, billed by principal accountants for professional services rendered for the audit of the Company’s consolidated financial statements during fiscal year ending December 31, 2012 and for the review of the Company’s financial information included in its quarterly reports on Form 10-Q during the fiscal year ending December 31, 2012 or services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal year ending December 31, 2012 was $37,225.

Audit Related Fees: The aggregate fees, including expenses, billed by principal accountants for assurance and related services reasonably related to the performance of the Company’s audit or review of the Company’s financial statements during the year ended December 31, 2012 were $-0-.

Tax Fees: The aggregate fees, including expenses, billed by principal accountants for tax compliance, tax advice and tax planning during year 2012 was $4,000.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by principal accountants during year 2011 was $-0-.

The Company has no audit committee. The Company's board of directors has considered whether the provisions of the services covered above under the captions is compatible with maintaining the auditor’s independence. All services were approved by the board of directors prior to the completion of the respective audit.

Fees to Auditors Fiscal Year ended December 31, 2011

Audit Fees: The aggregate fees, including expenses, billed by principal accountants for professional services rendered for the audit of the Company’s consolidated financial statements during fiscal year ending December 31, 2011 and for the review of the Company’s financial information included in its quarterly reports on Form 10-Q during the fiscal year ending December 31, 2011 or services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal year ending December 31, 2011 was $37,580.

Audit Related Fees: The aggregate fees, including expenses, billed by principal accountants for assurance and related services reasonably related to the performance of the Company’s audit or review of the Company’s financial statements during the year ended December 31, 2011 were $-0-.

Tax Fees: The aggregate fees, including expenses, billed by principal accountants for tax compliance, tax advice and tax planning during year 2011 was $4,000.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by principal accountants during year 2011 was $-0-.

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

* Attached as Exhibit 101 to this report are the following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Deficit (iv) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed "filed" or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2013	Brownie’s marine group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2013	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Director

Date: March 29, 2013	By:	/s/ Mikkel Pitzner
Mikkel Pitzner
Director

BROWNIE'S MARINE GROUP, INC.

TABLE OF CONTENTS FOR CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Brownie’s Marine Group, Inc.

We have audited the accompanying consolidated balance sheets of Brownie’s Marine Group, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2012. Brownie’s Marine Group Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brownie’s Marine Group, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficiency and recurring losses and will need to secure new financing or additional capital in order to pay its obligations, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC

L.L. Bradford & Company, LLC

March 29, 2013

Las Vegas, Nevada

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS

Current assets
Cash	$69,292	$27,182
Accounts receivable, net of $36,000 and $31,000 allowance for doubtful accounts, respectively	20,556	8,134
Accounts receivable - related parties	51,703	52,043
Inventory	603,867	621,818
Prepaid expenses and other current assets	148,851	86,293
Deferred tax asset, net - current	304	581
Total current assets	894,573	796,051

Property, plant and equipment, net	72,281	1,106,663

Deferred tax asset, net - non-current	9,781	47,735
Other assets	31,635	27,635

Total assets	$1,008,270	$1,978,084

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$508,715	$635,378
Customer deposits and unearned revenue	53,678	95,164
Royalties payable - related parties	137,563	120,785
Other liabilities	170,827	13,320
Other liabilities and accrued interest - related parties	80,517	8,990
Convertible debentures, net	638,667	530,108
Notes payable - current portion	12,152	1,087,307
Notes payable - related parties - current portion	168,384	207,579
Total current liabilities	1,770,503	2,698,631

Long-term liabilities
Notes payable - long-term portion	15,412	—
Notes payable - related parties - long-term portion	—	41,854

Total liabilities	1,785,915	2,740,485

Commitments and contingencies

Stockholders' deficit
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding	425	425
Common stock; $0.0001 par value; 5,000,000,000 shares authorized; 3,182,745,767 and 61,466,516 shares issued, respectively; 541,921,900 and 47,923,336 shares outstanding, respectively	54,192	4,792
Common stock payable; $0.0001 par value; 1,299,969,461 and 10,328,358 shares, respectively	129,997	1,032
Prepaid equity based compensation	(137,494)	(637,498)
Additional paid-in capital	7,464,679	6,144,943
Accumulated deficit	(8,289,444)	(6,276,095)
Total stockholders' deficit	(777,645)	(762,401)

Total liabilities and stockholders' deficit	$1,008,270	$1,978,084

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011

Net revenues
Net revenues	$2,048,364	$1,563,949
Net revenues - related parties	815,963	642,617
Total net revenues	2,864,327	2,206,566

Cost of net revenues
Cost of net revenues	1,915,746	1,649,089
Royalties expense - related parties	66,166	55,477
Total cost of net revenues	1,981,912	1,704,566

Gross profit	882,415	502,000

Operating expenses
Selling, general and administrative	2,457,484	1,627,100
Research and development costs	47,797	46,474
Total operating expenses	2,505,281	1,673,574

Loss from operations	(1,622,866)	(1,171,574)

Other expense, net
Other expense (income), net	81,655	(3,145)
Interest expense	264,243	453,313
Interest expense - related parties	6,354	2,094,108
Total other expense, net	352,252	2,544,276

Net loss before provision for income taxes	(1,975,118)	(3,715,850)

Provision for income tax expense	38,231	60,462

Net loss	$(2,013,349)	$(3,776,312)

Basic loss per common share	$(0.01)	$(0.15)
Diluted loss per common share	$(0.01)	$(0.15)

Basic weighted average common shares outstanding	190,842,389	24,449,806
Diluted weighted average common shares outstanding	190,842,389	24,449,806

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

							Prepaid	Additional		Total
	Common stock		Preferred stock		Common stock payable		Equity based	paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	compensation	capital	deficit	deficit

Balance, December 31, 2010	4,051,502	$405	—	$—	543,240	$54	$(41,586)	$2,237,255	$(2,499,783)	$(303,655)

Issuance of stock payable from prior prior reporting periods	543,240	54	—	—	(543,240)	(54)	—	—	—	—

Stock granted for consulting and legal services	3,140,020	314	—	—	698,729	69	—	45,189	—	45,572

Discounts on convertible debentures	—	—	—	—	—	—	—	358,162	—	358,162

Stock issued for prepaid inventory	253,334	25	—	—	—	—	—	37,975	—	38,000

Amortization of prepaid equity based compensation	—	—	—	—	—	—	404,088	—	—	404,088

Issuance of preferred stock for debt forgiveness	—	—	425,000	425	—	—	—	2,124,575	—	2,125,000

Repayment of short term loan in stock	50,000	5	—	—	—	—	—	495	—	500

Issuance of stock in consideration of personal guarantees	20,000,000	2,000	—	—	—	—	(1,000,000)	998,000	—	—

Note payable - current portion converted to convertible debenture	—	—	—	—	—	—	—	17,016	—	17,016

Conversion of convertible debentures to stock	14,803,735	1,481	—	—	—	—	—	38,007	—	39,488

Stock issued under private offering	500,000	50	—	—	—	—	—	4,950	—	5,000

Stock issued for investment	4,581,505	458	—	—	—	—	—	24,282	—	24,740

Equity based employee and consultant bonuses	—	—	—	—	4,666,667	467	—	125,533	—	126,000

Equity based non-executive Board of Directors' compensation	—	—	—	—	1,666,666	167	—	44,833	—	45,000

Equity based Chief Executive Officer and non-executive Board of Directors' bonuses	—	—	—	—	3,296,296	329	—	88,671	—	89,000

Net loss	—	—	—	—	—	—	—	—	(3,776,312)	(3,776,312)

Balance, December 31, 2011	47,923,336	$4,792	425,000	$425	10,328,358	$1,032	(637,498)	$6,144,943	$(6,276,095)	$(762,401)

Issuance of stock payable from prior reporting periods	10,328,358	1,032	—	—	(10,328,358)	(1,032)	—	—	—	—

Stock granted for consulting, legal, and other professional services	48,949,695	4,895	—	—	—	—	—	226,017	—	230,912

Equity based incentive/retention/year end bonuses to consultants	—	—	—	—	916,000,001	91,600	—	188,800	—	280,400

Stock for equity investment	666,667	67	—	—	—	—	—	4,933	—	5,000

Discounts on convertible debentures	—	—	—	—	—	—	—	150,129	—	150,129

Equity based compensation and incentive/ retention bonus to Chief Executive Officer	—	—	—	—	138,321,308	13,832	—	251,167	—	264,999

Amortization of prepaid equity based compensation to Chief Executive Officer	—	—	—	—	—	—	500,004	—	—	500,004

Conversion of Board of Director's fees payable to stock	25,000,000	2,500	—	—	—	—	—	20,000	—	22,500

Equity based year end bonus to non-employee Board of Director	—	—	—	—	243,333,333	24,333	—	48,667	—	73,000

Coversion of short-term loan from Board of Director to stock	2,666,667	267	—	—	—	—	—	19,733	—	20,000

Stock issued for assets purchased from Florida Dive Industries, Inc.	2,200,000	220	—	—	—	—	—	59,180	—	59,400

Conversion of employee compensation payable to stock	22,324,832	2,232	—	—	—	—	—	96,768	—	99,000

Equity based incentive/retention bonuses to employees	—	—	—	—	1,833,334	184	—	1,466	—	1,650

Conversion of accrued interest on convertible debentures to stock	3,207,465	321	—	—	—	—	—	6,857	—	7,178

Conversion of convertible debentures to stock	378,654,880	37,866	—	—	—	—	—	156,717	—	194,583

Extinguishment of convertible debentures	—	—	—	—	—	—	—	72,017	—	72,017

Equity based compensation for exclusivity pursuant to agreement with Precision Paddleboards, Inc.	—	—	—	—	481,485	48	—	17,285	—	17,333

Net loss	—	—	—	—	—	—	—	—	(2,013,349)	(2,013,349)

Balance, December 31, 2012	541,921,900	$54,192	425,000	$425	1,299,969,461	$129,997	$(137,494)	$7,464,679	$(8,289,444)	$(777,645)

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011

Cash flows used in operating activities:
Net loss	$(2,013,349)	$(3,776,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	35,585	34,917
Change in deferred tax asset, net	38,231	60,462
Equity based compensation for consulting and legal services	502,912	45,572
Equity based compensation for product exclusivity	17,333	—
Equity based employee and consultant bonuses	10,050	126,000
Equity based non-employee Board of Directors' compensation	—	45,000
Equity based non-employee Board of Director(s) year end bonus	73,000	53,000
Accretion of convertible debenture discounts	175,568	326,383
Interest expense on conversion of debt to equity - related party	—	2,082,500
Equity based Chief Executive Officer compensation and bonuses	264,999	36,000
Amortization of prepaid equity based compensation to Chief Executive Officer	500,004	404,087
Stock issued for supplies and other expensed items	9,360	—
Loss on foreclosure of real estate	116,539	—
Loss on extinguishment of convertible debentures	106,421	—
Gain on forgiveness of legal accrual	(95,054)	—
Gain on sale of fixed asset	—	(5,000)
Changes in operating assets and liabilities:
Change in accounts receivable, net	(12,422)	21,419
Change in accounts receivable - related parties	340	(28,045)
Change in inventory	26,391	(96,223)
Change in prepaid expenses and other current assets	(73,998)	64,191
Change in other assets	7,440	—
Change in accounts payable and accrued liabilities	89,549	124,737
Change in customer deposits and unearned revenue	(41,486)	36,774
Change in other liabilities	57,507	(10,026)
Change in other liabilities and accrued interest - related parties	99,979	(20,307)
Change in royalties payable - related parties	(20,222)	33,737
Net cash used in operating activities	(125,323)	(441,134)

Cash flows from investing activities:
Sale of fixed assets	—	5,000
Purchase of fixed assets	(34,768)	(1,669)
Net cash (used in) provided by investing activities	(34,768)	3,331

Cash flows from financing activities:
Proceeds from borrowing on convertible debentures	379,724	440,000
Proceeds from loan payable	47,000	10,500
Proceeds from equity investment	5,000	5,000
Proceeds from notes payable	2,002	35,764
Principal payment on convertible debentures	(142,724)	(28,000)
Principal payments on note payable	(7,752)	(2,450)
Principal payments on note payable - related party	(81,049)	—
Net cash provided by financing activities	202,201	460,814

Net change in cash	42,110	23,011

Cash, beginning of period	27,182	4,171

Cash, end of period	$69,292	$27,182

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011

Supplemental disclosures of cash flow information:
Cash paid for interest	$47,100	$95,894

Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash investing activities and future operating activities:
Convertible debenture issued for prepaid inventory	$—	$76,000

Discounts on convertible debentures	$150,129	$358,162

Stock issued for prepaid equity based compensation	$—	$1,000,000

Stock and additional paid-in capital for assets purchased from Florida Dive Industries, Inc.	$59,400	$—

Conversion of convertible debentures to stock	$194,583	$39,488

Conversion of accrued payroll to stock	$99,000	$—

Conversion of accrued interest on convertible debentures to stock	$7,178	$—

Application of accounts receivable trade to accrued interest convertible debenture	$6,298	$—

Preferred stock issued for conversion of note-payable related party	$—	$42,500

Stock issued for prepaid inventory	$—	$38,000

Write-off of fully depreciated asset sold	$—	$20,938

Conversion of short-term loan from Board of Director to stock	$20,000	$500

Equity based compensation vesting to Chief Executive Officer	$264,999	$—

Equity based compensation vesting for exclusivity pursuant to agreement with Precision Paddleboards, Inc.	$17,333	$—

Equity based compensation vesting for employee and consultant incentive/retention bonuses	$8,400	$—

Conversion of note payable - current portion and related accrued interest to convertible debenture (excluding interest of $17,025)	$—	$39,724

Write off of real estate due to foreclosure and sale	$1,075,165	$—

Write off of mortgage due to foreclosure and sale of real estate	$1,053,994	$—

Real estate foreclosure difference between court judgement and sale amount recorded as estimated other liability	$110,000	$—

Issuance of stock for investment in business joint venture	$—	$24,740

Conversion of note payable- related party to convertible debenture	$—	$17,016

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

Going Concern –The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. We have incurred losses since 2009, and expect to have losses in 2013. We have had a working capital deficit since 2009. Although cured effective the fourth quarter 2010, the Company defaulted on its first mortgage in the third quarter of 2010, which resulted in an automatic default on its second mortgage, and was restructured with a forbearance agreement with a maturity date of May 22, 2012. The Company was notified of default under the Forbearance Agreement on or around April 27, 2012, and the real estate was foreclosed on and purchased at auction by lender on August 16, 2012. See Note 10. NOTES PAYABLE for further discussion related to the mortgage and Forbearance Agreement.

In addition, the Company is behind on payments due for payroll taxes and withholding, matured convertible debentures, related party notes payable, accrued liabilities and interest –related parties, and certain vendor payables. The Company is handling delinquencies on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue. Payment delinquencies are further addressed in Note 6. RELATED PARTIES TRANSACTIONS, Note 8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES, Note 9. OTHER LIABILITIES, Note 10. NOTES PAYABLE, and Note 11. CONVERTIBLE DEBENTURES.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of business and summary of significant accounting policies (continued)

Going Concern (continued) – During the fourth quarter of 2011, the Company formed a joint venture with one dive entity, and in the first quarter of 2012, purchased the assets of another, with assumption of their retail location lease. The Company accomplished both transactions predominantly through issuance of restricted common stock in BWMG. The Company believes these transactions will help generate sufficient working capital in the future. However, neither endeavor is currently generating cash flow. See Note 17. JOINT VENTURE EQUITY TRANSACTION and Note 7. ASSET PURCHASE for further discussion of these transactions. As a result, the Company does not expect that existing cash flow will be sufficient to fund presently anticipated operations beyond the first quarter of 2013. This raises substantial doubt about BWMG’s ability to continue as a going concern. The Company will need to raise additional funds and is currently exploring alternative sources of financing. We have issued a number of convertible debentures as an interim measure to finance our working capital needs as discussed in Note 11. CONVERTIBLE DEBENTURES and may continue to raise additional capital through sale of restricted common stock or other securities. We are paying for many legal and consulting services with restricted stock to maximize working capital. We have implemented some cost saving measures and will continue to explore more to reduce operating expenses.

If we fail to raise additional funds when needed, or do not have sufficient cash flows from sales, we may be required to scale back or cease operations, liquidate our assets and possibly seek bankruptcy protection. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Inventory – Inventory is stated at the lower of cost or fair market value. Cost is principally determined by using the average cost method that approximates the First-In, First-Out (FIFO) method of accounting for inventory. Inventory consists of raw materials as well as finished goods held for sale. The Company’s management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required.

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

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which occur. Advertising and trade show expense incurred for the years ended December 31, 2012, and 2011, was $19,380 and $66,276, respectively.

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

Stock-based compensation (continued) – For the years ended December 31, 2012, and 2011, the Company amortized prepaid equity based compensation for personal guarantees of related party on Company’s bank debt, and additional compensation expense to the Chief Executive Officer payable in stock when vested. See Note 6. RELATED PARTY TRANSACTIONS for further discussion. For the years ended December 31, 2012, and 2011, the company granted stock for consulting services. See Note 12. EQUITY BASED COMPENSATION FOR CONSULTING, LEGAL, AND OTHER PROFESSIONAL SERVICES. In addition, for the years ended December 31, 2012 and 2011, the Company recognized equity based incentive/retention and year end bonuses for some employees, and consultants, as well as payment in stock of amounts due the non-employee Board of Directors. See Note 20. EQUITY BASED INCENTIVE/RETENTION/YEAR-END BONUSES AND CONVERSION OF BOARD OF DIRECTORS’ LIABILITY for further information. Similarly, for the years ended December 31, 2012, and 2011, the Company issued 12,324,832 and 10,000,000 shares of stock, respectively to an employee in satisfaction of $54,000 and $45,000 of accrued payroll from 2012 and 2011, respectively. In addition, for year ended December 31, 2012, the Company recognized $17,333 in operating expense for exclusivity pursuant to strategic alliance agreement payable in stock when vested. See Note 21. STRATEGIC ALLIANCE AGREEMENT for further discussion.

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

Fair value of financial instruments – Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. An entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.

Level 2 - Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Inputs are used in applying the various valuation techniques and broadly refer to the assumptions that market participants use to make valuation decisions, including assumptions about risk. An investment’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment by the Company. Management considers observable data to be market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, provided by multiple, independent sources that are actively involved in the relevant market. The categorization of an investment within the hierarchy is based upon the pricing transparency of the investment and does not necessarily correspond to the Company’s perceived risk of that investment.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of business and summary of significant ACCOUNTING policies (continued)

Fair value of financial instruments (continued) – At December 31, 2012, and 2011, the carrying amount of cash, accounts receivable, accounts receivable – related parties, customer deposits and unearned revenue, royalties payable – related parties, other liabilities, other liabilities and accrued interest – related parties, notes payable, notes payable – related parties, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The fair value of our convertible debentures was the principal balance due at December 31, 2012, and 2011, or $703,740 and $633,871, respectively, as presented in Note 11. CONVERTIBLE DEBENTURES. The principal balance due approximates fair value because of the short maturity of these instruments. On the face of the balance sheet the convertible debentures are presented net of discount, which is less than fair market value at period end dates.

Earnings per common share – Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. All common stock equivalent shares were excluded in the computation for the years ended December 31, 2012, and 2011, since their effect was antidilutive.

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

2.	INVENTORY

Inventory consists of the following as of:

	December 31, 2012	December 31, 2011

Raw materials	$324,459	$395,497
Work in process	—	—
Finished goods	279,408	226,321
	$603,867	$621,818

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets totaling $148,851 at December 31, 2012, consists of $108,823 prepaid inventory, $11,800 engineering deposit, $10,031 employee advances, $8,457 prepaid insurance, $5,000 prepaid legal, $3,240 prepaid rent, and $1,500 trade show deposit.

Prepaid expenses and other current assets totaling $86,293 at December 31, 2011, consists of $74,800 prepaid inventory, and $11,493 prepaid insurance.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of:

	December 31, 2012	December 31, 2011

Building, building improvements, and land	$—	$1,224,962
Furniture, fixtures, vehicles and equipment	181,296	104,928
	181,296	1,329,890
Less: accumulated depreciation and amortization	(109,015)	(223,227)
	$72,281	$1,106,663

On August 16, 2012 the Company’s real estate foreclosed upon was sold through a court ordered auction. At the foreclosure sale, the lender was highest bidder with a bid of $1,300. On July 17, 2012, the Court entered a Final Judgment of Foreclosure against the Company for $1,123,269, plus post-judgment interest. On December 14, 2012, the lender served the Company with Notice of Final Judgment of Foreclosure. Per the Notice, the lender seeks Final Judgment including post-judgment interest and costs through date of sale of $1,127,643 plus post-judgment interest and related expenses. The lender asserts the fair market value of the property on the date of sale was $1,030,000 and is seeking final judgment against the Company for the shortfall amount between the Final Judgment amount and the fair market value of the property, or approximately $100,000 plus post-judgment interest and related expenses. Accordingly, the Company recorded a foreclosure liability of $110,000 to cover the shortfall plus post-judgment expenses. At the time of the sale, carrying value of the building, building improvements, and land was $1,641,075, mortgage balance was $1,053,997, accrued interest was $15,609, and accrued real estate taxes was $45,006. After reversing all amounts associated with the foreclosed property and recording $110,000 adjustment for difference between the sale and final judgment amount the Company recorded $116,539 loss on foreclosure. The adjustment and loss include $10,000 estimate of post-judgment expenses based on managements’ best judgment, and will be periodically reviewed and adjusted as applicable, and/or settled.

On November 1, 2012, the Company entered into a one year lease on the real estate foreclosed upon, which the Company continues to occupy as it manufacturing facility and headquarters. The terms of the lease are base rent of $3,750 plus sales tax, and either party can cancel the lease with 90 days written notice.

5.	CUSTOMER CREDIT CONCENTRATIONS

The Company sells to three entities owned by the brother of Robert Carmichael, the Company’s Chief Executive officer as further discussed in Note 6 – RELATED PARTIES TRANSACTIONS. Combined sales to these entities for the years ended December 31, 2012 and 2011, represented 28.08% and 28.94%, respectively, of total net revenues. Sales to no other customers represented greater than 10% of net revenues for years ended December 31, 2012 and 2011.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	RELATED PARTY TRANSACTIONS

Notes payable – related parties

Notes payable – related parties – consists of the following as of December 31, 2012:

Promissory note payable to the Chief Executive Officer of the Company, unsecured, bearing interest at 7.5% per annum, due in monthly principal and interest payments of $7,050, maturing on August 1, 2013.	$168,384

Less amounts due within one year	168,384

Long-term portion of notes payable – related parties	$—

As of December 31, 2012, principal payments on the notes payable – related parties are as follows:

2013	$168,384
2014	—
2015	—
2016	—
2017	—
Thereafter	—

$168,384

As of December 31, 2012, the Company was approximately twenty months in arrears on principal payments due under the Note payable to the Chief Executive Officer. No default notice has been received and the Company makes interest payments until such time as it is able to address the past due principal payments. On April 21, 2011, the Company issued 425,000 shares of preferred stock, designated as Series “A” Convertible Preferred Stock, to Robert Carmichael in consideration for forgiveness of $42,500 due under the Note payable to Chief Executive Officer. The Series “A” Convertible Preferred Stock may be converted to common stock at a rate of $.01 per share, or 42,500,000 shares of common stock. The fair market value per common share upon which the transaction was based was $.05. Accordingly, the Company recognized $2,082,500 as interest expense – related party as part of the transaction.

On February 12, 2010, as part of the requirements for conversion of its non-related party, revolving line of credit to a term loan, the Company converted GKR Associates, LLC’s (GKR) second mortgage to a third mortgage. See Note 10. NOTES PAYABLE for further discussion. The Company was fifteen months in arrears on mortgage payments due GKR when on March 18, 2011, the Chief Executive Officer disposed of all his financial interest in GKR. Accordingly, all transactions of the Company with GKR subsequent to March 18, 2011, are not classified with those of related parties. On September 18, 2011, the Company converted GKR’s note payable to a convertible debenture. See Note 11. CONVERTIBLE DEBENTURES for further discussion.

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

Net revenues and accounts receivable – related parties – The Company sells products to three entities, Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers. Combined net revenues from these entities for years ended December 31, 2012, and 2011, was $804,381 and $638,502, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2012, was $24,471, $2,593, and $18,776, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2011, was $27,247, $12,348, and $8,457, respectively. Sales to Pompano Dive Center for the years ended December 31, 2012, and 2011, was $11,531 and $9,492, respectively. Accounts Receivable from Pompano Dive Center was $5,863 and $0 at December 31, 2012, and December 31, 2011, respectively. See Note 17. JOINT VENTURE EQUITY EXCHANGE AGREEMENT for further discussion regarding Pompano Dive Center. Sales to the Company’s Chief Executive Officer for the years ended December 31, 2012 and December 31, 2011, was $50 and $4,114, respectively. Accounts receivable from the Company’s Chief Executive Officer was $0 at December 31, 2012 and December 31, 2011.

Royalties expense – related parties – The Company has Non-Exclusive License Agreements with 940 Associates, Inc. (hereinafter referred to as “940A”), an entity owned by the Company’s Chief Executive Officer, to license product patents it owns. Under the terms of the license agreements effective January 1, 2005, the Company pays 940A $2.00 per licensed product sold, rates increasing 5% annually. Also with 940A, the Company has an Exclusive License Agreement to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. Based on this license agreement, the Company pays 940A 2.5% of gross revenues per quarter. Total royalty expense for the above agreements for the years ended December 31, 2012, and 2011, is disclosed on the face of the Company’s Consolidated Statements of Operations. As of December 31, 2012, the Company was approximately twenty-six months in arrears on royalty payments due. No default notice has been received and the Company plans to make payments as able.

Non-employee Board of Director – Non-employee Board of Director (BOD) compensation is $2,500 per month. Non-Employee BOD fees for the years ended December 31, 2012 and 2011, was $37,500 and $45,000, respectively. One of the two non-employee Board of Directors (“BOD”), Wesley Armstrong, of the three person BOD, which included the Chief Executive Officer, resigned his position on April 18, 2012. As of December 31, 2012, $22,500 of the accrued BOD fees had been converted to stock, leaving $15,000 still due and unpaid, $7,500 due to Wesley Armstrong from first quarter of 2012, and $7,500 due Mikkel Pitzner from fourth quarter of 2012. Because the remaining non-employee BOD, Mikkel Pitzner, now accounts for 50% of the BOD, the Company reclassified him to related party as of April 2012. See Other liabilities and accrued interest - related parties below for inclusion of the $7,500 payable to him as of December 31, 2102. Prior to April 2012, the two non-employee BOD were not classified as related parties. The $7,500 payable to the non-employee director that resigned is included in other liabilities at December 31, 2012. On June 20, 2012, Mr. Pitzner converted a $20,000 short-term loan to 2,666,667 restricted shares payable per BOD consent. Conversion price per share was $.0075, which was the same price granted to another unrelated equity investor. In addition, on February 23, 2013 the Company declared a bonus payable for the year ended 2012 for certain employees, service providers, and consultants. As part of this bonus, Mikkel Pitzner was awarded 243,333,333 shares of restricted stock valued at $.0003 per share price on the date of the transaction, or $73,000. This amount is included in operating expenses and on the statement of stockholders’ deficit as shares payable as of and for the year ended December 31, 2012.

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

Other liabilities and accrued interest– related parties

Other liabilities and accrued interest– related parties consists of the following at:

	December 31, 2012	December 31, 2011

Accrued interest on Notes payable – related parties	$—	$2,973
BOD fee payable to non-employee – related party	7,500	—
Year-end bonus payable to Chief Executive Officer	67,000	—
Due to Principals of Carleigh Rae Corp., net	6,017	6,017
Other liabilities – related parties	$80,517	$8,990

The $6,017 due to the Principals of the Carleigh Rae Corp. resulted as part of the patent infringement settlements received by the Company and is discussed above as is the non-employee BOD Fee.

Restricted common stock issued for personal guarantee – On April 21, 2011, the Company granted Robert Carmichael, the Chief Executive Officer, 20,000,000 shares of restricted common stock in consideration of personal guarantees he provided to secure restatement and consolidation of the first and second mortgages of the Company. The restrictions on the common stock will expire 50% on April 20, 2012, and 50% on April 20, 2013, if Mr. Carmichael continues his full time employment with the Company. The company valued the stock at $.05 per share and will record $1,000,000 of compensation expense to Mr. Carmichael ratably over the two-year term in which the restrictions expire. The unearned balance of the compensation is recorded as prepaid compensation as a component of shareholders’ deficit. As of the years ended December 31, 2012, and 2011, the Company recognized $500,004 and $404,088, respectively, as amortization of prepaid compensation under this agreement. Prepaid compensation remaining under this agreement as of December 31, 2012 and, 2011, was $137,494 and $637,498, respectively, and is reflected as a component of Stockholders’ Deficit.

Equity based compensation for Chief Executive Officer and non-employee Board of Directors Bonuses and fees – On March 6, 2012, the Board of Directors authorized an aggregate of $215,000 in bonuses for payment in stock to employees, consultants, and Board of Directors for the year ended December 31, 2011, for service in 2011. Of this amount the Chief Executive Officer and the non-employee Board of Directors were awarded, $36,000 and $53,000, respectively. In addition, an incremental $45,000 due the non-employee Board of Directors for service on the Board from April to December 2011, was converted to stock payable in lieu of cash settlement. See Note 20. EQUITY BASED INCENTIVE/RETENTION/YEAR-END BONUSES AND CONVERSION OF BOARD OF DIRECTORS’ LIABILITY for further discussion.

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

On November 2, 2012 the Board of Directors approved a stock incentive bonus to certain key employees and consultants to vest and pay out on May 2, 2013, contingent upon continued employment or services. The stock bonus price per share was calculated as $.0009 based on last closing price per the OCBB for a total of $75,100. The number of shares that will be set aside and reserved for this transaction is 80,500,000. Of the 80,500,000 shares, 50,000,000 shares were awarded to the Chief Executive Officer, or $45,000 of the $75,100 of the fair market value of the bonuses. The Company will record compensation expense ratably over the vesting period. All equity based compensation to the Chief Executive Officer is reflected on the face of the Statement of Stockholders’ Deficit. In addition, on February 23, 2013 the Company declared a bonus payable for the year ended 2012 for certain employees, service providers, and consultants. As part of this bonus, Mikkel Pitzner was awarded 243,333,333 shares of restricted stock valued at $.0003 per share price on the date of the transaction, or $73,000. This amount is included in operating expenses and on the face of the statement of stockholders’ deficit as shares payable as of and for the year ended December 31, 2012. In addition, on February 23, 2013 the Company declared a bonus payable for the year ended 2012 for certain employees, service providers, and consultants. As part of this bonus, the Chief Executive Officer was awarded $67,000 to be paid out in cash or stock based on later determination by the BOD. This amount is included in operating for the year ended December 31, 2012. See table above for inclusion in other liabilities and accrued interest – related parties.

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

As a purchase price, the Company shall pay Seller, on a monthly basis, beginning April 1, 2012, and thereafter until May 13, 2013, in equal payments, the total cash purchase price of $22,500. In addition, the Company shall issue Seller 2,200,000 shares of restricted stock as part of the purchase price as provided for in the Amendment. The fair market value of the Company’s 2,200,000 shares of restricted stock on March 5, 2012, was $59,400, or $.027 per share. Both the restricted stock and the monthly payments due Seller shall be maintained in an escrow account for six months as a purchase price holdback for contingent liabilities not otherwise settled by Seller. If such items including rent and any building or zoning code violations had not been paid by Seller during this period, the Company would settle said liabilities with the purchase price holdback. On October 26, 2012, the Company issued the seller the 2,200,000 shares previous heldback. In addition, for the year ended December 31, 2012, the Company had paid $9,643 toward the $22,500 cash purchase price.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $508,715 at December 31, 2012, consists of $205,915 accounts payable trade, $50,352 accrued payroll and related fringe benefits, $62,500 accrued year-end bonuses, $96,811 accrued payroll taxes and withholding, $93,096 accrued interest, and $41 other accrued liabilities. Accrued payroll taxes and withholding were approximately nine months in arrears at December 31, 2012. Balances due certain vendors are also due in arrears to varying degrees. The Company is handling all delinquent accounts on a case by case basis.

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

Other liabilities of $170,827 at December 31, 2012, consists of $110,000 foreclosure liability, $37,000 short-term loans, $12,858 payable for assets purchased pursuant to Asset Purchase Agreement (Note 7. ASSET PURCHASE), $7,500 non-employee BOD fee, and $3,469 on-line training liability. The foreclosure liability is the difference between the court judgment amount, and amount the Company’s foreclosed property was purchased for by lender. The $37,000 short-term loans is comprised of three loans due on demand from unrelated parties.

Other liabilities of $13,320 at December 31, 2011, consists of $10,000 short-term loan, and $3,320 on-line training liability. The $10,000 short-term loan, unsecured loan was from one of the Board of Directors and was without stated terms.

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

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	NOTES PAYABLE

Notes payable consists of the following as of December 31, 2012:

Promissory note payable, unsecured, bearing interest at 5% simple interest per annum, due in weekly principal and interest payments of $250, maturing on March 10, 2015.	$27,564

Less amounts due within one year	12,152

Long-term portion of notes payable	$15,412

As of December 31, 2012, principal payments on the notes payable are as follows:

2013	$12,152
2014	12,540
2015	2,872
2016	—
2017	—
Thereafter	—

$27,564

On March 18, 2011, the Chief Executive Officer transferred all financial interest in GKR. Accordingly, all transactions of the Company with GKR subsequent to March 18, 2011, are not classified with those of related parties, and the note payable due them was converted to a convertible debenture as of September 8, 2011. Accordingly the balance due under that obligation is classified with the convertible debenture balance as of December 31, 2012, and 2011. See Note 11. CONVERTIBLE DEBENTURES for further discussion.

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

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	NOTES PAYABLE (continued)

On August 16, 2012 the Company’s real estate foreclosed upon was sold through a court ordered auction. At the foreclosure sale, the lender was highest bidder with a bid of $1,300. On July 17, 2012, the Court entered a Final Judgment of Foreclosure against the Company for $1,123,269, plus post-judgment interest. On December 14, 2012, the lender served the Company with Notice of Final Judgment of Foreclosure. Per the Notice, the lender seeks Final Judgment including post-judgment interest and costs through date of sale of $1,127,643 plus post-judgment interest and related expenses. The lender asserts the fair market value of the property on the date of sale was $1,030,000 and is seeking final judgment against the Company for the shortfall amount between the Final Judgment amount and the fair market value of the property, or approximately $100,000 plus post-judgment interest and related expenses. Accordingly, the Company recorded a foreclosure liability of $110,000 to cover the shortfall plus post-judgment expensed At the time of the sale, carrying value of the building, building improvements, and land was $1,641,075, mortgage balance was $1,053,997, accrued interest was $15,609, and accrued real estate taxes was $45,006. After reversing all amounts associated with the foreclosed property and recording $110,000 adjustment for difference between the sale and final judgment amount the Company recorded a $116,539 loss on foreclosure. The adjustment and loss include $10,000 estimate of post-judgment expenses based on managements’ best judgment, and will be periodically reviewed and adjusted as applicable, and/or settled.

On November 1, 2012, the Company entered into a one year lease on the real estate foreclosed upon, which the Company continues to occupy as it manufacturing facility and headquarters. The terms of the lease are base rent of $3,750 plus sales tax, and either party can cancel the lease with 90 days written notice.

In February 2011, the Company converted a vendor payable into an unsecured promissory note as reflected above and below in note payable balances as of December 31, 2012 and December 31, 2011, respectively. Principal and interest payments of $2,000 per month were to begin on February 28, 2011, and continue through August 31, 2012, maturity. Since the Company was in arrears on payments, on June 1, 2012, the Company restructured the Note with the vendor. Effective June 5, 2012, the Company began making payments under the restructured term as reflected in the terms above stated with the balance at December 31, 2012.

Notes payable consists of the following as of December 31, 2011:

Promissory note payable secured by a first mortgage on the real property of the Company having a carrying value of $1,093,562 at December 31, 2011, bearing interest at 7.5% per annum, due in monthly interest only payments beginning on February 22, 2011, maturing on May 22, 2012, with balloon payment of principal and any accrued and unpaid interest.	$1,053,993

Promissory note payable, unsecured, bearing interest at 5% per annum, due in monthly principal and interest payments of $2000, maturing on August 31, 2012.	33,314

1,087,307

Less amounts due within one year	1,087,307

Long-term portion of notes payable	$—

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	CONVERTIBLE DEBENTURES

The Company has outstanding convertible debentures as follows:

Convertible debentures as of December 31, 2012, are as follows:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Origination Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Debenture, Net Balance	Ref.
10/4/2010	4/4/2011	5%	$20,635	$(20,635)	$-	$-	$-	(1)
11/27/2010	5/27/2011	10%	125,000	(53,571)	58,750	-	58,750	(2)
1/7/2011	11/11/2011	5%	76,000	(32,571)	48,000	-	48,000	(3)
2/10/2011	1/14/2011	8%	42,500	(42,500)	-	-	-	(4)
9/12/2011	6/14/2012	8%	37,500	(37,500)	-	-	-	(4)
3/9/2011	3/9/2012	10%	50,000	(34,472)	-	-	-	(5)
5/3/2011	5/5/2012	5%	300,000	(206,832)	300,000	-	300,000	(6)
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	(1,427)	8,573	(7)
9/8/2011	9/20/2011	10%	39,724	(17,016)	-	-	-	(8)
2/10, 5/18, 7/17, 11/8/2012	2/10, 5/18, 7/17, 11/8/2014	10%	42,750	-	-	-	-	(9)
3/14/2012	2/10/2014	10%	5,500	-	472	-	472	(10)
12/19/2011	9/21/2012	8%	37,500	(37,500)	-	-	-	(4)
2/7/2012	2/7/2014	10%	16,000	-	16,000	-	16,000	(11)
2/10/2012	2/10/2014	10%	39,724	-	12,643	-	12,643	(11)
3/9/2012	3/9/2014	10%	56,250	-	56,250	-	56,250	(11)
4/19, 8/17, 11/7/2012	4/4/2011, 2/10, 4/14/2014	5%, 10%	39,847	-	2,125	-	2,125	(12)
7/2/2012	4/5/2013	8%	78,500	(35,268)	78,500	(11,754)	66,746	(4)
8/8/2012	5/2/2013	8%	42,500	(27,172)	42,500	(12,856)	29,644	(4)
10/31/2012	8/2/2013	8%	78,500	(50,189)	78,500	(39,036)	39,464
Totals					$703,740		$638,667

(1)	The Company converted an accounts payable for legal services to a convertible debenture. At the option of the lender, the principal amount of the note plus any accrued interest may be converted in whole or in part into Common Stock at the conversion price per share of $.001 by written notice. The lender will be limited to maximum conversion of 4.99% of the outstanding Common Stock of the Company at any one time. The debenture and the shares referenced within the debenture may be assignable in whole or in part to a third party at any time during the term. The Company valued the beneficial conversion feature (BCF) of the convertible debenture at $20,635, the “ceiling” of its intrinsic value. The Company accreted the discount to the convertible debenture and recognize interest expense through its maturity. On the maturity date of the debenture, the lender sold and assigned the debenture to an unrelated third party for the face value of the debenture. See Note 16. COMMITMENTS AND CONTINGENCIES regarding dismissal of lawsuit complaint filed by this party against the Company and the original lender. Because the original lender asserted default against this party, the original lender re-assigned the debenture to another party. See Ref. (12) for assignment of the debenture as well as accounting treatment of the assignment.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	CONVERTIBLE DEBENTURES (continued)

(2)	The Company purchased exclusive rights for license of certain intellectual property from an unrelated party. The parties agreed to a royalty of 2.5% of net revenues generated from the sale, sub-license or use of the technology or a reasonable negotiated rate based on similar invention. The debenture is convertible to common shares of the Company at May 27, 2011, along with accrued interest at the option of the lender. Conversion price per share is 30% discount as determined from the weighted average of the preceding 12 trading days’ closing market price. The Company valued the BCF of the convertible debenture at $53,517, its intrinsic value. The Company accreted the discount to the convertible debenture and will recognize interest expense through repayment in full or conversion. Because there is no assurance of success and the invention is still in design and pre-prototype phase, the Company recorded the initial net value of the debenture, $71,483, as research and development expense in during the year ended 2010. Both parties have agreed to confidentiality regarding the invention during the pre-prototype stage. In addition, the Company has agreed to provide the licensor with design services, as well as assist in completing the prototype and initial production at the Company’s prevailing wholesale rate for comparable services.

On February 10, 2012, the holder of this debenture entered into an agreement with a third party to sell/assign the $125,000 principal balance, plus accrued interest. The purchase will be in installments with transfer/assignment of the debenture upon payment, referred to as “Closings”. The First Closing was on or about February 15, 2012 for $7,500, with that amount assigned/transferred. The Second Closing, will occur 90 days after the first closing for $11,750 paid/assigned. All subsequent closing’s will be for $11,750 and occur in 30 day increments after the Second Closing. This will continue until the full principal balance of $125,000, plus accrued interest has been purchased/assigned. See Ref. (9) for discussion of new terms on the assigned portions of the debenture.

(3)	The Company ratified a technology and license agreement with commitment for purchase of inventory related to an agreement signed in 2010, which set pricing for products if minimum quantity purchases were met. Since the Company did not purchase the minimum quantities, but desired to maintain the technology and licensing rights along with the pricing, it agreed to purchase the 2010 balance shortage in 2011, as well as the 2011 minimum quantities. The agreement required the Company issue a convertible debenture for $76,000, and $38,000 of restricted common stock at $.15 per share. The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4) deep highest closing bid prices over the preceding five (5) trading days. On June 1, 2011, the Company issued 253,334 shares of restricted common stock at $.15 per share, or $38,000 as required by the agreement. The Company valued the BCF of the convertible debenture at $32,571. The Company accreted the discount to the convertible debenture and will recognize interest expense through paid in full or converted. The Company repaid $28,000 of this debenture in 2011. See Note 16. COMMITMENTS AND CONTINGENCIES for discussion of litigation involving the technology and license agreement.

(4)	The Company borrowed $42,500 in exchange for a convertible debenture. The interest rate on the debenture will revert to 22% per annum upon nonpayment of any amounts when due. Beginning 180 days after the date of the debenture, the lender may convert the note to common shares at a 42% discount of the “Market Price” of the stock based on the average of the lowest three (3) closing bid prices on the date prior to the notice of conversion. In addition, if the Company grants a lower price for common stock purchase or conversion to anyone else during the term of this agreement, the lender’s conversion price will be adjusted downward to the same. Since as of March 31, 2011, the Company holds another outstanding debenture with a conversion price to common shares at $.001, this conversion price would also apply to this debenture. The lender cannot convert an amount greater than 4.99% of the outstanding common stock at any one time. The Company may prepay the debenture at any time before maturity at graduated amounts depending on the date of prepayment ranging from 130% to 150% of the debenture balance plus accrued and unpaid interest. There is a $2,000 per day penalty for not timely delivering shares upon conversion notice. The Company is also required to maintain a reserve of shares sufficient to cover the lender’s conversion to common stock of the total amount of the debenture. The Company valued the BCF of the convertible debenture at $42,500, the “ceiling” of its intrinsic value. Accordingly, the $42,500 debenture is discounted by the amount of the BCF. The Company accreted the discount to the convertible debenture through its maturity and will recognize interest expense until paid in full or converted.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	CONVERTIBLE DEBENTURES (continued)

(4)	From the same lender, the Company borrowed $37,500 twice in exchange for two other convertible debentures under the same general terms and conditions as the previous debenture.

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

During the third quarter of 2012, the lender converted $37,500 principal and $1,500 accrued interest outstanding in full satisfaction of the convertible debenture. The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

On July 2, 2012, the Company borrowed $78,500 from this same lender in exchange for a convertible debenture maturing on April 5, 2013. The debenture bears 8% interest per annum and beginning 180 days after the date of the debenture, lender may convert the note to common shares at a 39% discount pursuant to the same terms and conditions discussed in paragraph one of this section (4). The Company valued the BCF of the convertible debenture at $35,268. Accordingly, the $78,500 debenture is discounted by the amount of the BCF. The Company will accrete the discount to the convertible debenture through its maturity and will recognize interest expense until paid in full or converted. The Company reserved 185,000,000 shares of common stock as a requirement of the transaction.

On August 8, 2012, the Company borrowed $42,500 from this same lender in exchange for a convertible debenture maturing on May 10, 2013. The debenture bears 8% interest per annum and beginning 180 days after the date of the debenture, lender may convert the note to common shares at a 39% discount pursuant to the same terms and conditions discussed in paragraph one of this section (4). The Company valued the BCF of the convertible debenture at $27,172. Accordingly, the $42,500 debenture is discounted by the amount of the BCF. The Company will accrete the discount to the convertible debenture through its maturity and will recognize interest expense until paid in full or converted. The Company reserved 268,100,000 shares of common stock as a requirement of the transaction.

On October 31, 2012, the Company borrowed $78,500 from this same lender in exchange for a convertible debenture maturing on August 2, 2013. The debenture bears 8% interest per annum and beginning 180 days after the date of the debenture, lender may convert the note to common shares at a 39% discount pursuant to the same terms and conditions discussed in paragraph one of this section (4). The Company valued the BCF of the convertible debenture at $50,189. Accordingly, the $78,500 debenture is discounted by the amount of the BCF. The Company will accrete the discount to the convertible debenture through its maturity and will recognize interest expense until paid in full or converted. The Company reserved 465,893,990 shares of common stock as a requirement of the transaction

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

(9)	The Company entered a new debenture agreement upon sale/assignment of the original lender under the debenture as discussed in reference (2) above. Because the stated terms of the new debenture agreement are significantly different from the original debenture, including analysis of value of the beneficial conversion feature at the assignment/purchase date, the transaction is treated as extinguishment of the old debenture and recording of the new for accounting purposes. Because the debenture is being assigned/sold in installments, the Company is calculating and recognizing gain or loss on the extinguishment as it occurs. On February 10, 2012, the new holder (lender) purchased $7,500 of the original $125,000 principal balance, and based on this transaction, the Company recorded a $4,286 loss on extinguishment. On May 18, 2012, the lender purchased another $11,750, and the Company recorded a $6,714 loss on extinguishment related to this transaction. On July 17, 2012, the lender purchased another $11,750, and the Company recorded a $6,714 loss on extinguishment related to this transaction. On November 8, 2012, the lender purchased another $11,750, and the Company recorded a $6,714 loss on the extinguishment related to this transaction.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	CONVERTIBLE DEBENTURES (continued)

(9)	(continued) - The stated interest rate on the debentures is 10% and the Company may prepay at any time in an amount equal to 150% of the principal and accrued interest. The conversion price under the debenture is $.000275 per share and the lender may convert at any time until the debenture plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender will be limited to maximum conversion of 4.99% of the outstanding Common Stock of the Company at any one time. The debenture and the shares referenced within the debenture may be assignable in whole or in part to a third party at any time during the term.

As of December 31, 2012, the lender had assigned $5,500 under the debenture to four separate parties, and $23,500 to another party. See reference (10) and (12), respectively, related to the assignments. In addition, the lender converted $37,250 of the debentures to stock during the year ended December 31, 2012. The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

(10)	This line is comprised of the assignment of $5,500 of the convertible debenture from reference (9) above with the same stated terms and conditions equally to four separate parties. During the year ended December 31, 2012, each converted $1,257 of the $1,375 assigned to them for stock for a combined principal balance remaining at quarter end of $472. The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares. Due to the smaller transaction amounts, these four debenture holders have been combined for presentation purposes.

(11)	The Company entered into three new debenture agreements upon sale/assignment of the original lenders under the debentures as discussed in references (4) and (8) above. Because the stated terms of the new debenture agreement and principal amounts are significantly different from the original debenture, including analysis of value of the beneficial conversion feature at the assignment/purchase date, the transactions are treated as extinguishment of the old debentures and recording of the new for accounting purposes. As a result of these three transactions, the Company recognized a combined loss on extinguishment of $71,577.

The new debentures were issued with the same following terms and conditions: The stated interest rate of the debentures is 10% and the Company may prepay at any time in an amount equal to 150% of the principal and accrued interest. The conversion price under the debentures is $.000275 per share and the lender may convert at any time until the debenture plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender will be limited to maximum conversion of 4.99% of the outstanding Common Stock of the Company at any one time. During the year ended December 31, 2012, the lender had converted $27,081 of the debenture with original principal balance of $39,724 to stock. The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	CONVERTIBLE DEBENTURES (continued)

(12)	On April, 19, 2012, the original lender discussed in ref (1) above re-assigned the debenture to another party asserting default against the first assignee. The amount of assignment was the balance remaining per the original lender’s records, or $16,347. The Company recognized a $3,700 loss on this transaction. Terms of the assigned debenture are the same as the original debenture as stated in ref (1). During the year ended December 31, 2012, the new holder converted $16,347 of the debenture principal plus $162 of accrued interest in fully satisfaction.

During the year ended December 31, 2012, the lender accepted assignment of $23,500, of a convertible debenture from the lender discussed in (9) above. The Company recorded $13,428 loss on extinguishment of the original debenture related to these two assignments. See reference (2) for terms surrounding the original convertible debenture. In addition, the Company converted $21,497 of the assignments to stock during the year ended December 31, 2012. The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

Convertible debentures as of December 31, 2011, are as follows:

Origination Date	Maturity Date	Interest Rate	Origination Princiapal Balance	Origination Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Debenture , Net Balance	Ref.
10/4/2010	4/4/2011	5%	$20,635	$(20,635)	$12,647	$-	$12,647	(1)
11/27/2010	5/27/2011	10%	125,000	(53,571)	125,000	-	125,000	(2)
1/7/2011	11/11/2011	5%	76,000	(32,571)	48,000	-	48,000	(3)
2/10/2011	1/14/2011	8%	42,500	(42,500)	11,000	-	11,000	(4)
9/12/2011	6/14/2012	8%	37,500	(37,500)	37,500	(22,917)	14,583	(4)
3/9/2011	3/9/2012	10%	50,000	(34,472)	50,000	(6,607)	43,393	(5)
5/3/2011	5/5/2012	5%	300,000	(206,832)	300,000	(70,669)	229,331	(6)
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	(3,570)	6,430	(7)
9/8/2011	9/20/2011	10%	39,724	(17,016)	39,724	-	39,724	(8)

Totals					$633,871		$530,108

Reference numbers in right hand column of table entitled Ref. refer to paragraphs above the table.

12.	EQUITY BASED COMPENSATION FOR CONSULTING, LEGAL, AND OTHER PROFESSIONAL SERVICES

Equity based compensation as well as year-end bonuses (See Note 23. SUBSEQUENT EVENTS) for consulting, legal, and other professional services is presented on the face of the statement of stockholders’ deficit for the years ended December 31, 2012, and 2011. More information on the significant components of the amounts presented follows:

Pursuant to a consulting agreement for business advisory services, the Company issued or declared payable for the years ended December 31, 2012, and 2011, 35,715,082, and 3,402,568 shares, respectively, for $62,253 and $38,100 services, respectively. The stock conversion price under the agreement is calculated as a weighted average for the month the services were granted at a 30% discount. The brother of this consultant performed engineering services under the same terms and conditions of the agreement and the Company issued 62,523 restricted shares and recorded operating expense or $2,571 for year ended December 31, 2012. Up until the end of the first quarter 2012, operating expense was recorded at invoice value due to nominal trading volume.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	EQUITY BASED COMPENSATION FOR CONSULTING, LEGAL, AND OTHER PROFESSIONAL SERVICES (continued)

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

For the year ended December 31, 2012, the Company issued 4,896,599 restricted shares payable to a consultant for $76,745 engineering services. The number of shares was calculated based on the weighted average of shares outstanding for the period during which services were rendered at a 30% discount for services not covered by consulting agreement. For the first quarter of 2012, these incremental engineering services were recorded as operating expense at stated invoice amount due to nominal trading volume. However, in the second quarter of 2012, operating expense was recorded based on weighted average share price of the market for the period in which the services were rendered. The engineering services covered by a consulting agreement provided for 2,500,000 cumulative shares with a vesting schedule through December 31, 2012. These shares were recorded based on the closing stock price on the date of agreement. Shares will vest through December 31, 2012. As of December 31, 2012, the Company had issued all 2,500,000 shares of stock under this agreement according to the vesting schedule.

On February 2, 2012, the Company entered into a consulting agreement for financial and public relations services. The term of the agreement is for twelve (12) months and either party may cancel the agreement with 30 days written notice. Payment shall be monthly beginning in March 2012, in the form of $10,000 cash, or $20,000 worth of common stock based on the weighted average of the Company’s stock for the month at a 30% discount. Payment in cash or stock is at the option of the Company. In addition, upon signing of the agreement, the Company was to issue 2,500,000 shares for services previously provided during the first quarter of 2012. The Company recognized $29,750 operating expense under this agreement for the first quarter of 2012 and 5,277,778 shares payable. Due to the guarantee stock value clause in the Agreement, the Company compared the value at the time the stock was granted with the value at the end of the quarter, and determined there was no need for accrual of additional shares payable to achieve the $20,000 market value to guarantee. At June 30, 2012, this agreement and compensation under this agreement ceased. Accordingly, no expense related to this agreement was recorded beyond the first quarter of 2012.

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

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	STOCK ISSUED FOR CONSULTING, LEGAL, AND OTHER PROFESSIONAL SERVICES (continued)

From April 16, 2010, through December 31, 2010, the Company granted a combined 674,932 shares of restricted common stock to eight consultants pursuant to individual consulting agreements. The consulting services provided for include predominantly management advisory services in the areas of sales, marketing, public relations, financing, and business development. Grant of the stock was in lieu of payment for these services. The length of consulting services under the agreements ranges from completed during the second quarter of 2010 through one year from effective transaction date, or July 1, 2011. The majority of the agreements expired on December 31, 2010. The Company recorded the transactions at the fair market value of the stock on the effective date of each transaction. The Company recognized operating expense over the term of the agreements. Accordingly, for the year ended December 31, 2012, and 2011, the Company recognized $0 and $41,586, respectively, as operating expense under the agreements.

13.	CONVERSION OF ACCRUED PAYROLL TO STOCK

During the year ended December 31, 2012, the Company converted $54,000 of accrued payroll to 12,324,832 shares of restricted stock for services rendered in 2012. The $.0044 conversion price was calculated based on the average market price during 2012. During the first quarter ended March 31, 2012, the Company converted $45,000 of accrued payroll from 2011 to 10,000,000 shares of restricted common stock at $.0045 per share. At the end of December 2011, the employee provided the Company the option to pay the amount due in cash or in stock if additional shares became authorized in the first quarter of 2012. The $.0045 conversion price was based on the market price on the effective date of agreement.

14.	INCOME TAXES

The components of the provision for income tax expense are as follows for the years ended:

	December 31, 2012	December 31, 2011
Current taxes
Federal	$—	$—
State	—	—
Current taxes	—	—
Change in deferred taxes	331,111	(1,180,833)
Change in valuation allowance	(292,880)	1,241,295

Provision for income tax expense	$38,231	$60,462

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2012:

Deferred tax assets:
Equity based compensation	$236,145
Allowance for doubtful accounts	12,240
Depreciation and amortization timing differences	—
Net operating loss carryforward	1,071,409
On-line training certificate reserve	1,215
Total deferred tax assets	1,321,009
Valuation allowance	(1,310,924)

Deferred tax assets net of valuation allowance	10,085

Less deferred tax assets – non-current, net of valuation allowance	9,781

Deferred tax assets – current, net of valuation allowance	$304

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	INCOME TAXES (continued)

The effective tax rate used for calculation of the deferred taxes as of December 31, 2012 was 34%. The Company has established a valuation allowance against deferred tax assets of $1,310,924, or 99%, due to the uncertainty regarding realization, comprised primarily of a 100% reserve against the net operating carryforward, 100% reserve against the allowance for doubtful accounts, and 95% reserve against the deferred tax assets attributable to the equity based compensation.

The significant differences between the statutory tax rate and the effective tax rates for the Company for the years ended are as follows:

	December 31, 2012	December 31, 2011
Statutory tax rate	—%	—%
Increase (decrease) in rates resulting from:
Net operating loss carryforward or carryback	28%	(31)%
Equity based compensation and loss	(11)%	—%
Book/tax depreciation and amortization differences	—%	—%
Change in valuation allowance	(15)%	32%
Other	—%	—%
Effective tax rate	2%	1%

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2011:

Deferred tax assets:
Equity based compensation	$21,743
Allowance for doubtful accounts	10,540
Depreciation and amortization timing differences	(4,389)
Net operating loss carryforward	1,623,065
On-line training certificate reserve	1,162
Total deferred tax assets	1,652,121
Valuation allowance	(1,603,805)

Deferred tax assets net of valuation allowance	48,316

Less deferred tax assets – non-current, net of valuation allowance	47,735

Deferred tax assets – current, net of valuation allowance	$581

The effective tax rate used for calculation of the deferred taxes as of December 31, 2011 was 34%. The Company has established a valuation allowance against deferred tax assets of $1,603,805, or 97%, due to the uncertainty regarding realization, comprised primarily of a 98% reserve against the deferred tax assets attributable to the equity based compensation, a 100% reserve against the allowance for doubtful accounts, a 97% reserve against the net operating carryforward, and a 25% reserve against depreciation and amortization timing differences.

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

16.	COMMITMENTS AND CONTINGENCIES

On December 18, 2012, Undersea Breathing Systems, Inc. (“UBS”) filed an amended complaint against the Company compelling purchase of Medal Model No. 4241 membranes or equivalent pursuant to pricing agreement in 2011. UBS is the holder of the convertible debenture referenced in Note 11. CONVERTIBLE DEBENTURES Ref (3). Under the complaint, UBS asserts the Company was to purchase no less than 24 membranes from the company per year for $2,000 and $1,000, cash and Company stock, respectively, per membrane. The Company took delivery, paid cash, and issued stock for 14 Medal Model No 4241 membranes pursuant to the stated pricing in 2011, plus issued an additional $24,000 stock toward future purchases of 24 membranes. However, the Company has not purchased or taken delivery of additional membranes. At the same time the stock was issued the Company granted UBS a convertible debenture of $76,000 and reduced its balance to $48,000 when the Company paid $28,000 cash and took delivery of the 14 membranes. Therefore, UBS currently has $24,000 worth of stock and a $48,000 convertible debenture for which the Company took no membrane deliveries. If judgment or settlement were to go in favor of UBS, there would be no financial impact to the statement of operations or net impact on financial position. This is because there would be corresponding decreases in amounts to convertible debenture, prepaid inventory, cash, and increase in inventory, all netting to zero. In addition any future compelled purchases would result in a decrease in cash with corresponding increase in inventory. As a result, no accrual is warranted, and the Company will await legal advisement and decision on the matter.

On or about May 3, 2012, the Company received notice of filing of an action for breach of contract, conspiracy to commit securities fraud and injunctive relief against the Company and the first party named in Note 11. CONVERTIBLE DEBENTURES Ref (1). The Plaintiff, Eventus Capital, Inc., is the second party referenced in Note 11. CONVERTIBLE DEBENTURES, Ref (1) who purchased the original debenture from the first party. The net book value, excluding interest, on the debenture as of December 31, 2012 was approximately $12,700. The amount named in the original lawsuit was “damages in excess of $15,000”, plus other fees. On July 16, 2012, the Palm Beach County Court issued an Order on the Company’s Motion to dismiss this complaint. The motion was granted without prejudice to allow the plaintiff 15 days to file an amended complaint with substantiating documentation. The plaintiff amended its complaint as required, asserted it incurred a loss of seven hundred thirty-five thousand six hundred and sixteen dollars in damages. The other Defendant in the action has asserted counter and third party claims against the plaintiff. Per the opinion of the Company’s legal counsel on this case, the plaintiff has failed to establish any legal or factual basis for claim, and judgement or settlement is not probable beyond the face value of liability accrued as of December 31, 2012.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	COMMITMENTS AND CONTINGENCIES (continued)

On or about April 27, 2012, the Company received a default notice from Branch Banking Trust (“BBT”) under its Forbearance Agreement on the mortgage underlying the Company’s real estate. The Company subsequently received judgment of foreclosure, as the 17th Judicial Circuit of the Circuit Court of Broward County awarded BBT a final judgment in the amount of $1,123,269. On August 16, 2012 the Company’s real estate foreclosed upon was sold through a court ordered auction. At the foreclosure sale, the lender was highest bidder with a bid of $1,300. On December 14, 2012, the lender served the Company with Notice of Final Judgment of Foreclosure. Per the Notice, the lender seeks Final Judgment including post-judgment interest and costs through date of sale of $1,127,643 plus post-judgment interest and related expenses. The lender asserts the fair market value of the property on the date of sale was $1,030,000 and is seeking final judgment against the Company for the shortfall between the Final Judgment amount and the fair market value of the property, or approximately $100,000 plus post-judgment interest and related expenses. Until the entire final judgment amount is satisfied, there can be no assurance that BBT will not take possession of certain of the Company’s assets to satisfy the judgment. See Note 23. SUBSEQUENT EVENTS regarding counter-offer to the claim for Final Judgment.

On November 1, 2012, the Company entered into a one year lease on the real estate foreclosed upon, which the Company continues to occupy as it manufacturing facility and headquarters. The terms of the lease are base rent of $3,750 plus sales tax, and either party can cancel the lease with 90 days written notice.

17.	JOINT VENTURE EQUITY EXCHANGE AGREEMENT

On November 7, 2011, the Company entered into a Joint Venture Equity Exchange Agreement (“Agreement”) with Pompano Dive Center, LLC. (“PDC”). PDC owns a retail store, several dive boats, and has a classroom for training divers. Under the terms of the Agreement, the Company will provide PDC with an assortment of Brownie’s Third Lung products on consignment, and PDC will act as a training and demonstration site for Brownie’s Third Lung products. Beginning in 2012, both parties ceased operating under the consignment inventory arrangement. Inventory not sold was returned and inventory was purchased for sale. See Note: 6 RELATED PARTY TRANSACTIONS - Net revenues and accounts receivable – related parties for further information on sales to PDC for the period ended December 31, 2012, and related Accounts Receivable balance. Terms of sale to PDC are no more favorable than those granted other dealers of the Company’s products.

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

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	JOINT VENTURE EQUITY EXCHANGE AGREEMENT (continued)

As of the years ended December 31, 2012, and 2011, PDC reported pre-tax net losses. Therefore, there was no profit sharing due the Company under the agreement.

18.	CHANGE IN CAPITAL STRUCTURE

On January, 31, 2012, the Company’s Board of Directors of the Company and a majority of stockholders’ of the Company approved (i) an increase in the number of authorized shares of common stock from 250,000,000 to 5,000,000,000, and (ii) a decrease in the par value per share of Common Stock from $.001 to $.0001. The effective date of these actions was effective February 22, 2012. In accordance with Securities and Exchange Commissions’ Staff Accounting Bulletin Topic 4 C. when a change in capital structure occurs after the period reporting date, but before release of the financial statements the Company must apply retroactive treatment to the financial statements to reflect the change. Accordingly, the Company restated the financial statements for the year ended December 31, 2011, to reflect the change in par value and shares authorized. In addition, the par value change has been restated in the detail of the transactions in the Company’s Consolidated Statements of Stockholders’ Deficit.

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

20.	EQUITY BASED INCENTIVE/RETENTION/YEAR-END BONUSES AND CONVERSION OF BOARD OF DIRECTORS’ LIABILITY

On February 23, 2013, the Board of Directors authorized an aggregate of $345,000 in bonuses for payment in stock to consultants and service providers for the year ended December 31, 2012, for service in 2012. The combined amount of stock issuable under this transaction was 1,150,000 shares. Of this amount the Board of Director was awarded 243,333,333 shares, or $73,000. The shares were valued at the previous closing market price of the stock prior to the date of the transaction, or $.0003 per share. In addition, on February 23, 2013 the Board of Directors authorized an aggregate of $129,500 in bonuses to employees for payment in either cash or stock to be determined at a later date by the Board of Directors for the year ended December 31, 2012, for service in 2012. Of the $129,500, $67,000 was awarded to the Chief Executive Officer. Since these transactions were for 2012 services, the Company applied retroactive statement to the consolidated financial statement as of and for the year ended December 31, 2012.

On November 2, 2012, the Board of Directors consented to expand the Board of Directors’ (BOD) compensation plan to include any employee, non-executive members. In addition, they consented to grant equity based bonuses to certain key employees and consultants as an incentive to retain their services. Stock incentive bonuses will vest, and be paid out on May 2, 2013, contingent upon continued employment or service. The stock bonus price per share was calculated as $.0009 based on last closing price per the OCBB for a total of $75,100. The number of shares that will be set aside and reserved for this transaction is 80,500,000. Of the 80,500,000 shares, 50,000,000 shares were awarded to the Chief Executive Officer, or $45,000 of the $75,100, as disclosed in Note 6. RELATED

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	EQUITY BASED INCENTIVE/RETENTION/YEAR-END BONUSES AND CONVERSION OF BOARD OF DIRECTORS’ LIABILITY (continued)

PARTY TRANSACTIONS. The Company will accrue operating expense ratably from the time of the awards through May 2, 2013, when vested. In addition, the BOD agreed to convert the BOD fee due Mr. Mikkel Pitzner of $22,500 for the nine months ended September 30, 2012, to stock issuable immediately at the $.0009 per share market price, or 25,000,000 shares.

On March 6, 2012, the Board of Directors authorized an aggregate of $215,000 in bonuses for payment in stock to employees, consultants, and Board of Directors for the year ended December 31, 2011, for service in 2011. Of this amount the Chief Executive Officer and the non-employee Board of Directors were awarded, $36,000 and $53,000, respectively. In addition, an incremental $45,000 due the non-employee Board of Directors for service on the Board from April to December 2011, was converted to stock payable in lieu of cash settlement. The combined amount of stock issuable under these transactions is 9,629,630 and is based on the closing price of the Company’s stock on March 5, 2012 of $.027 per share. Since the transactions were for 2011 services, the Company applied retroactive statement to the consolidated financial statements as of and for the years ended December 31, 2011.

21.	STRATEGIC ALLIANCE AGREEMENT

On April 10, 2012, the Company entered into a strategic alliance agreement with Precision Paddleboards, Inc. The agreement provides for 12 month exclusivity granted for $24,000 in one year restricted stock, or 666,667. Price per share was calculated as the weighted average per share for 30 days preceding the agreement or $.036 per share. The Company will recognize the operating expense ratably over the twelve month vesting term with corresponding entry to shares payable. For the three and years ended December 31, 2012, the Company recognized $6,000 and $11,333, respectively, operating expense under the agreement.

22.	INTEREST EXPENSE AND OTHER EXPENSE (INCOME), NET

For the year ended December 31, 2012, non-related party interest expense of $264,243 is comprised of $233,148 interest on convertible debentures, $26,337 interest on notes payable, and $4,758 other interest. For the year ended December 31, 2011, non-related party interest expense of $453,313 is comprised of $360,416 interest on convertible debentures, and $92,897 interest expense on notes payable.

For the year ended December 31, 2012, the $81,655 other expense, net is comprised primarily of $116,539 loss on foreclosure of real estate, $106,421 loss on extinguishment of convertible debentures, and partially offset by $95,054 gain on forgiveness of legal debt dated prior to April 2004, $29,940 product license royalty income, and $16,311 other income net of individually insignificant transactions. For the year ended December 31, 2011, the $3,145 other income, net is comprised of individually insignificant other income, net transactions.

23.	SUBSEQUENT EVENTS

On March 18, 2013, the Company determined based on closing market price of $.0004 it had shares convertible or committed in excess of its authorized common stock of 5,000,000,000. Most of the Company’s convertible debentures have conversion rates at substantial discount to market price; therefore, a decline in market price impacts the number of shares convertible. As a result, at $.0004 price per share the Company recorded a liability of approximately $446, 000, which represents the amount of shares convertible or committed in excess of the shares authorized at $.0004 per share. However, there can be no assurance that the Company’s stock will not further decline and the liability increase. To further illustrate, if the Company’s stock price were to decline to $.0001 per share, the Company’s liability would increase to approximately $940,000. The liability assumes the Company would buy back shares at market price in excess of those authorized. To resolve this matter the Company is diligently pursuing all options in case the market price does not rebound to a level sufficient to overcome the number of shares convertible or committed in excess of the 5,000,000,000 authorized.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	SUBSEQUENT EVENTS (continued)

On March 14, 2013, the Company received notice from The Depository Trust Company (“DTC”) that they have imposed a restriction on physical deposit and Deposit/Withdrawal At Custodian (“DWAC”) electronic deposit transactions, referred to as a “Deposit Chill”. The Deposit Chill was issued by DTC as a result of monitoring compliance with Rule 5 of DTC’s Rules, Section 1 of DTS’s Operational Arrangements; and applicable law, including, without limitation, Section 17A of the Securities Exchange Act of 1934, 15 U.S C. Section 78q-1, et seq.; and the Bank Secrecy Act, 31 U.S.C. section 5311 et seq. The monitoring activities noted large deposits of shares, or 243,782,328 shares, of the Company’s Issue during the period from August 24, 2011 to November 6, 2012. Since this was a substantial percentage of the Company’s outstanding float deposited at DTC during the period, the matter resulted in the Deposit Chill until DTC is assured that the shares deposited were tradeable without restriction under the Securities Act of 1933. The Company believes it is in compliance with all requirements DTC seeks for address. As a result, the Company intends to issue “objection” to the Deposit Chill and engage independent Counsel as condition of DTC to provide legal opinion that all shares deposited were tradeable without restriction under the Securities Act of 1933 in attempt to lift the Deposit Chill as soon as possible.

On or about February 11, 2013, the Company extended a counter offer to settle Final Judgment asserted against Company by BBT of approximately $100,000 plus post-judgment interest and related expense by the lender that foreclosed on real estate underlying mortgage the Company defaulted on. The Company awaits response on its offer.

Conversions of debentures to common stock occurred subsequent to December 31, 2012. The stock was issued upon partial conversion of a convertible note without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares. Conversions were as follows (ref. number corresponds to lender reference number in Note 11. CONVERTIBLE DEBENTURES):

Ref (4) lender -

On January 10, 2013, the lender converted $5,800 of its debenture to 18,709,677 shares.

On January 16, 2013, the lender converted $5,800 of its debenture to 18,709,677 shares.

On January 17, 2013, the lender converted $5,800 of its debenture to 18,709,677 shares.

On January 23, 2013, the lender converted $5,800 of its debenture to 18,709,677 shares.

On January 24, 2013, the lender converted $5,800 of its debenture to 18,709,677 shares.

On January 29, 2013, the lender converted $5,200 of its debenture to 18,571,429 shares.

On February 4, 2013, the lender converted $4,500 of its debenture to 18,750,000 shares.

On February 7, 2013, the lender converted $4,500 of its debenture to 18,750,000 shares.

On February 15, 2013, the lender converted $3,330 of its debenture to 18,333,333 shares.

On February 26, 2013, the lender converted $3,330 of its debenture to 18,333,333 shares.

On March 6, 2013, the lender converted $3,330 of its debenture to 18,333,333 shares.

On March 14, 2013, the lender converted $3,330 of its debenture to 18,333,333 shares.

On March 20, 2013, the lender converted $3,330 of its debenture to 18,333,333 shares.

Ref (11) lender -

On January 3, 2013, the lender converted $4,950 of its debenture to 18,000,000 shares.

On January 12, 2013, the lender converted $4,950 of its debenture to 18,000,000 shares.

On January 18, 2013, the Company entered into two Assignment and Modification Agreements whereby a new lender was to satisfy two convertible debentures plus accrued interest owed to lender [Ref (11) in Note 11. CONVERTIBLE DEBENTURES] plus prepayment penalties in exchange for issuance of new convertible debentures with the Company. The principal balance due the lender on the two convertible debentures was $56,250 and $16,000. The amount the new lender paid to satisfy the principal balance due plus interest and prepayment penalties for the respective debentures was $78,651 and $22,792. The new convertible dentures issued covered these amount plus fees to the new lender and terms were fairly consistent with those taken out by the transaction except the new conversion rates are 44% of the lowest closing “Market Price” ten days preceding the conversion notice. In addition, on January 18, 2013, the Company entered into another convertible debenture with the new lender for $84,500, with maturity on January 18, 2014. As part of this transaction the Company paid the lender $9,500 in legal and administrative fees. The conversion rate under this debenture is 59% of the lowest closing “Market Price” ten days preceding the conversion notice. Conversions of debentures to common stock occurred subsequent to December 31, 2012, on the assigned and modified convertible debentures. The stock was issued upon partial conversion of a convertible note without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares. Conversions were as follows:

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	SUBSEQUENT EVENTS (continued)

On January 25, 2013, the lender converted $7,592 of its debenture to 34,507,000 shares.

On February 8, 2013, the lender converted $13,619 of its debenture to 77,386,330 shares.

On February 8, 2013, the lender converted $191 accrued interest on debenture to 1,084,569 shares.

On March 7, 2013, the lender converted $13,158 of its debenture to 101,860,078 shares.

