Form 10-Q
period 2013-03-31
Brownie's Marine Group, Inc
filed 2013-05-13
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

There were 2,517,133,137 shares of common stock outstanding as of April 26, 2013.

PART I

Item 1. Financial Statements

Financial Information

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2013	2012

ASSETS
Current assets
Cash	$45,748	$69,292
Accounts receivable, net of $44,000 and $36,000 allowance
for doubtful accounts, respectively	21,670	20,556
Accounts receivable - related parties	67,519	51,703
Inventory	613,728	603,867
Prepaid expenses and other current assets	152,145	148,851
Deferred tax asset, net - current	277	304
Total current assets	901,087	894,573

Furniture, fixtures and equipment, net	67,557	72,281

Deferred tax asset, net - non-current	6,025	9,781
Other assets	31,635	31,635

Total assets	$1,006,304	$1,008,270

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$564,970	$508,715
Customer deposits and unearned revenue	99,413	53,678
Royalties payable - related parties	141,266	137,563
Other liabilities	163,019	170,827
Other liabilities and accrued interest - related parties	73,017	80,517
Convertible debentures, net	665,390	638,667
Derivative liability	565,689	--
Notes payable - current portion	12,067	12,152
Notes payable - related parties - current portion	148,226	168,384
Total current liabilities	2,433,057	1,770,503

Long-term liabilities
Notes payable - long-term portion	12,573	15,412
Notes payable - related parties - long-term portion	--	--

Total liabilities	2,445,630	1,785,915

Commitments and contingencies

Stockholders' deficit
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000
issued and outstanding	425	425
Common stock; $0.0001 par value; 5,000,000,000 shares authorized;
3,678,090,568 and 3,182,745,767 shares issued, respectively;
2,333,548,447 and 541,921,900 shares outstanding, respectively	233,355	54,192
Common stock payable; $0.0001 par value; 361,179,463 and 1,299,969,461
shares, respectively	36,118	129,997
Prepaid equity based compensation	(12,493)	(137,494)
Additional paid-in capital	7,784,619	7,464,679
Accumulated deficit	(9,481,350)	(8,289,444)
Total stockholders' deficit	(1,439,326)	(777,645)

Total liabilities and stockholders' deficit	$1,006,304	$1,008,270

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012

Net revenues
Net revenues	$423,282	$446,060
Net revenues - related parties	165,381	162,066
Total net revenues	588,663	608,126

Cost of net revenues
Cost of net revenues	458,255	457,580
Royalties expense - related parties	14,283	14,966
Total cost of net revenues	472,538	472,546

Gross profit	116,125	135,580

Operating expenses
Selling, general and administrative	561,674	438,071
Research and development costs	15,599	1,877
Total operating expenses	577,273	439,948

Loss from operations	(461,148)	(304,368)

Other expense, net
Other expense, net	91,779	4,808
Change in derivative liability	565,689	--
Interest expense	68,850	116,775
Interest expense - related parties	657	2,134
Total other expense, net	726,975	123,717

Net loss before provision for income taxes	(1,188,123)	(428,085)

Provision for income tax expense	3,783	13,116

Net loss	$(1,191,906)	$(441,201)

Basic loss per common share	$(0.00)	$(0.01)
Diluted loss per common share	$(0.00)	$(0.01)

Basic weighted average common
shares outstanding	1,271,681,196	57,572,639
Diluted weighted average common
shares outstanding	1,271,681,196	57,572,639

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

							Prepaid	Additional		Total
	Common stock		Preferred stock		Common stock payable		Equity based	paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	compensation	capital	deficit	deficit

Balance, December 31, 2012	541,921,900	$54,192	425,000	$425	1,299,969,461	$129,997	(137,494)	$7,464,679	$(8,289,444)	$(777,645)

Issuance of stock payable from prior reporting periods	1,149,999,999	115,000	--	--	(1,149,999,999)	(115,000)	--	--	--	--

Stock granted for consulting, legal, and other professional services	94,267,713	9,427	--	--	--	--	--	35,173	--	44,600

Equity based incentive/retention bonuses to consultants	--	--	--	--	14,000,001	1,400	--	11,200	--	12,600

Discounts on convertible debentures	--	--	--	--	--	--	--	58,720	--	58,720

Equity based compensation and incentive/ retention bonus to Chief Executive Officer	--	--	--	--	194,309,999	19,431	--	73,998	--	93,429

Amortization of prepaid equity based compensation to Chief Executive Officer	--	--	--	--	--	--	125,001	--	--	125,001

Conversion of Board of Director's fees payable to stock	16,666,666	1,667	--	--	--	--	--	13,333	--	15,000

Equity based Board of Director fee for first quarter of 2013 plus April fee prepaid	11,111,112	1,111	--	--	--	--	--	8,889	--	10,000

Conversion of employee compensation payable to stock	18,992,999	1,899	--	--	--	--	--	7,101	--	9,000

Equity based incentive/retention bonuses to employees	--	--	--	--	2,750,001	275	--	2,200	--	2,475

Conversion of accrued interest and fees convertible debentures to stock	31,132,413	3,113	--	--	--	--	--	1,149	--	4,262

Conversion of convertible debentures to stock	469,455,645	46,946	--	--	--	--	--	55,279	--	102,225

Extinguishment of convertible debentures	--	--	--	--	--	--	--	46,913	--	46,913

Equity based compensation for exclusivity pursuant to agreement with Precision Paddleboards, Inc.	--	--	--	--	150,000	15	--	5,985	--	6,000

Net loss	--	--	--	--	--	--	--	--	(1,191,906)	(1,191,906)

Balance, March 31, 2013 (Unaudited)	2,333,548,447	$233,355	425,000	$425	361,179,463	$36,118	$(12,493)	$7,784,619	$(9,481,350)	$(1,439,326)

 See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012

Cash flows (used in) provided by operating activities:
Net loss	$(1,191,906)	$(441,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,724	9,669
Change in derivative liability	565,689	--
Change in deferred tax asset, net	3,783	13,116
Equity based compensation for consulting and legal services	44,600	79,200
Equity based compensation for product exclusivity	6,000	--
Equity based employee and consultant bonuses	15,075	--
Equity based non-employee Board of Directors' compensation	7,500	--
Accretion of convertible debenture discounts	49,918	81,020
Equity based Chief Executive Officer compensation and bonuses	93,429	--
Amortization of prepaid equity based compensation to Chief Executive Officer	125,001	125,001
Stock issued for supplies and other expensed items	--	9,360
Loss on extinguishment of convertible debentures	93,826	75,865
Gain on forgiveness of legal accrual	--	(95,054)
Changes in operating assets and liabilities:
Change in accounts receivable, net	(1,114)	(20,140)
Change in accounts receivable - related parties	(15,816)	9,847
Change in inventory	(9,861)	119,185
Change in prepaid expenses and other current assets	(794)	(15,637)
Change in other assets	--	(3,888)
Change in accounts payable and accrued liabilities	150,354	22,542
Change in customer deposits and unearned revenue	45,735	(6,851)
Change in other liabilities	(7,808)	42,099
Change in other liabilities and accrued interest - related parties	(67,000)	(2,973)
Change in royalties payable - related parties	3,703	1,226
Net cash (used in) provided by operating activities	(84,962)	2,386

Cash flows from investing activities:
Purchase of fixed assets	--	(13,980)
Net cash used in investing activities	--	(13,980)

Cash flows from financing activities:
Proceeds from borrowing on convertible debentures	156,750	133,224
Principal payment on convertible debentures	(72,250)	(95,724)
Principal payments on note payable	(2,924)	--
Principal payments on note payable - related party	(20,158)	(12,985)
Net cash provided by financing activities	61,418	24,515

Net change in cash	(23,544)	12,921

Cash, beginning of period	69,292	27,182

Cash, end of period	$45,748	$40,103

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012

Supplemental disclosures of cash flow information:
Cash paid for interest	$983	$34,736

Cash paid for income taxes	$--	$--

Supplemental disclosures of non-cash investing activities and future operating activities:
Discounts on convertible debentures	$58,720	$37,500

Stock issued for Non-Employee Board of Director Fees	$10,000	$--

Stock and additional paid-in capital for assets purchased from Florida Dive Industries, Inc.	$--	$50,040

Conversion of convertible debentures to stock	$102,225	$54,851

Conversion of accrued payroll to stock	$9,000	$45,000

Conversion of accrued interest and fees on convertible debentures to stock	$10,599	$6,298

Conversion of accrued Non-employee Board of Directors fees to stock	$15,000	$--

Equity based compensation vesting to Chief Executive Officer	$93,429	$--

Equity based compensation vesting for exclusivity pursuant to agreement with Precision Paddleboards, Inc.	$6,000	$--

Equity based compensation vesting for employee and consultant incentive/retention bonuses	$15,075	$--

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC. UNAUDITED NOTES TO CONSOLIDATED FINANCIAL

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

Reclassifications – Certain reclassifications have been made to the 2012 financial statement amounts to conform to the 2013 financial statement presentation.

Cash and equivalents – Only highly liquid investments with original maturities of 90 days or less are classified as cash and equivalents. These investments are stated at cost, which approximates market value.

Going Concern –The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. We have incurred losses since 2009, and expect to have losses in 2013. We have had a working capital deficit since 2009. Although cured effective the fourth quarter 2010, the Company defaulted on its first mortgage in the third quarter of 2010, which resulted in an automatic default on its second mortgage, and was restructured with a forbearance agreement with a maturity date of May 22, 2012. The Company was notified of default under the forbearance agreement on or around April 27, 2012, and the real estate was foreclosed on and purchased at auction by lender on August 16, 2012. See Note 16. COMMITMENTS AND CONTINGENCIES for further discussion related to the mortgage, forbearance agreement and foreclosure.

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

BROWNIE’S MARINE GROUP, INC. UNAUDITED NOTES TO CONSOLIDATED FINANCIAL

1.	Description of business and summary of significant accounting policies (continued)

Going Concern (continued) – During the fourth quarter of 2011, the Company formed a joint venture with one dive entity, and in the first quarter of 2012, purchased the assets of another, with assumption of their retail location lease. The Company accomplished both transactions predominantly through issuance of restricted common stock in BWMG. The Company believes these transactions will help generate sufficient working capital in the future. However, neither endeavor is currently generating cash flow or net income. See Note 17. JOINT VENTURE EQUITY TRANSACTION and Note 7. ASSET PURCHASE for further discussion of these transactions. As a result, the Company does not expect that existing cash flow will be sufficient to fund presently anticipated operations beyond the second quarter of 2013. This raises substantial doubt about BWMG’s ability to continue as a going concern. The Company will need to raise additional funds and is currently exploring alternative sources of financing. We have issued a number of convertible debentures as an interim measure to finance our working capital needs as discussed in Note 11. CONVERTIBLE DEBENTURES and may continue to raise additional capital through sale of restricted common stock or other securities. We are paying for many legal and consulting services with restricted stock to maximize working capital. We have implemented some cost saving measures and will continue to explore more to reduce operating expenses.

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

Revenue and costs incurred for time and material projects are recognized as the work is performed.

BROWNIE’S MARINE GROUP, INC. UNAUDITED NOTES TO CONSOLIDATED FINANCIAL

1.	Description of business and summary of significant accounting policies (continued)

Product development costs – Product development expenditures are charged to expenses as incurred.

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which occur. Advertising and trade show expense incurred for the three months ended March 31, 2013 and 2012, was $27,262 and $5,014, respectively.

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

BROWNIE’S MARINE GROUP, INC. UNAUDITED NOTES TO CONSOLIDATED FINANCIAL

1.	Description of business and summary of significant ACCOUNTING policies (continued)

Stock-based compensation (continued) – For the three months ended March 31, 2013 and 2012, the Company amortized prepaid equity based compensation for personal guarantees of related party on Company’s bank debt, and additional compensation expense to the Chief Executive Officer payable in stock when vested. See Note 6. RELATED PARTY TRANSACTIONS for further discussion. For the three months ended March 31, 2013 and 2012, the company granted stock for consulting services. See Note 12. EQUITY BASED COMPENSATION FOR CONSULTING, LEGAL, AND OTHER PROFESSIONAL SERVICES. In addition, for the years ended December 31, 2012 and 2011, the Company recognized equity based incentive and/or retention bonuses for some employees, and consultants, as well as payment in stock of amounts due the non-employee Board of Directors. See Note 20. EQUITY BASED INCENTIVE/RETENTION BONUSES AND CONVERSION OF BOARD OF DIRECTORS’ LIABILITY for further information. Similarly, for the three months ended March 31, 2013 the Company issued 18,992,999 to an employee in satisfaction of $9,000 accrued payroll for the period. In addition, for the three months ended March 31, 2013, the Company recognized $6,000 in operating expense for exclusivity pursuant to strategic alliance agreement payable in stock when vested. See Note 21. STRATEGIC ALLIANCE AGREEMENT for further discussion.

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

BROWNIE’S MARINE GROUP, INC. UNAUDITED NOTES TO CONSOLIDATED FINANCIAL

1.	Description of business and summary of significant ACCOUNTING policies (continued)

Fair value of financial instruments (continued) – At March 31, 2013, and December 31, 2012, the carrying amount of cash, accounts receivable, accounts receivable – related parties, customer deposits and unearned revenue, royalties payable – related parties, other liabilities, other liabilities and accrued interest – related parties, notes payable, notes payable – related parties, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The fair value of our convertible debentures was the principal balance due at March 31, 2013, and December 31, 2012, or $739,265 and $703,740, respectively, as presented in Note 11. CONVERTIBLE DEBENTURES. The principal balance due approximates fair value because of the short maturity of these instruments. On the face of the balance sheet the convertible debentures are presented net of discount, which is less than fair market value at period end dates.

Earnings per common share – Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. All common stock equivalent shares were excluded in the computation for the three months ended March 31, 2013 and 2012, since their effect was antidilutive.

New accounting pronouncements – In January 2013, the Financial Accounting and Standards Board (FASB) issued Accounting Standards Update (“ASU”) ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities. The ASU clarifies disclosures required for derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements, and securities borrowing and lending transactions that are either offset in accordance with Section 310-20-45 or Section 815-10-46 or subject to an enforceable master netting arrangement or similar agreement. The ASU is effective for annual and interim periods beginning after January 1, 2013. The Company adopted the ASU in the period ended March 31, 2013, without significant impact to disclosures to its financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. The ASU requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The ASU is effective for annual and interim periods beginning after January 1, 2013. The Company adopted the ASU in the period ended March 31, 2013, without significant impact to financial condition, results of operations, or cash flows.

The Company believes there are no additional new accounting guidance adopted but not yet effective that is relevant to the readers of our financial statements.

2.	INVENTORY

Inventory consists of the following as of:

	March 31, 2013	December 31, 2012

Raw materials	$326,120	$324,459
Work in process	--	--
Finished goods	287,608	279,408
	$613,728	$603,867

BROWNIE’S MARINE GROUP, INC. UNAUDITED NOTES TO CONSOLIDATED FINANCIAL

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets totaling $152,145 at March 31, 2013, consists of $106,403 prepaid inventory, $11,800 engineering deposit, $2,500 prepaid non-employee Board of Director fee, $23,202 prepaid insurance, $5,000 prepaid legal, and $3,240 prepaid rent.

Prepaid expenses and other current assets totaling $148,851 at December 31, 2012, consists of $108,823 prepaid inventory, $11,800 engineering deposit, $10,031 employee advances, $8,457 prepaid insurance, $5,000 prepaid legal, $3,240 prepaid rent, and $1,500 trade show deposit.

4.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of:

	March 31, 2013	December 31, 2012

Furniture, fixtures, vehicles and equipment	$181,296	$181,296
Less: accumulated depreciation and amortization	(113,739)	(109,015)
	$67,557	$72,281

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

The Company sells to three entities owned by the brother of Robert Carmichael, the Company’s Chief Executive officer as further discussed in Note 6 – RELATED PARTIES TRANSACTIONS. Combined sales to these entities for the three months ended March 31, 2013 and 2012, represented 27.90% and 26.65%, respectively, of total net revenues. Sales to one unrelated party during the three months ended March 31, 2013 represented 13.30% of total net revenues. Sales to no other customers represented greater than 10% of net revenues for three months ended March 31, 2013, and 2012.

BROWNIE’S MARINE GROUP, INC. UNAUDITED NOTES TO CONSOLIDATED FINANCIAL

6.	RELATED PARTY TRANSACTIONS

Notes payable – related parties

Notes payable – related parties – consists of the following as of March 31, 2013:

Promissory note payable to the Chief Executive Officer of the Company, unsecured, bearing interest at 7.5% per annum, due in monthly principal and interest payments of $7,050, maturing on August 1, 2013.	$148,226
Less amounts due within one year	148,226
Long-term portion of notes payable – related parties	$--

As of March 31, 2013, principal payments on the notes payable – related parties are as follows:

2013	$148,226
2014	--
2015	--
2016	--
2017	--
Thereafter	--

$148,226

As of March 31, 2012, the Company was approximately twenty months in arrears on principal payments due under the Note payable to the Chief Executive Officer. No default notice has been received and the Company makes monthly payments to not fall further behind until it is able address past due payments.

Notes payable – related parties – consists of the following as of December 31, 2012:

Promissory note payable to the Chief Executive Officer of the Company, unsecured, bearing interest at 7.5% per annum, due in monthly principal and interest payments of $7,050, maturing on August 1, 2013.	$168,384
Less amounts due within one year	168,384
Long-term portion of notes payable – related parties	$--

As of December 31, 2012, the Company was approximately twenty months in arrears on principal payments due under the Note payable to the Chief Executive Officer.

BROWNIE’S MARINE GROUP, INC. UNAUDITED NOTES TO CONSOLIDATED FINANCIAL

6.	RELATED PARTY TRANSACTIONS (continued)

Net revenues and accounts receivable – related parties – The Company sells products to three entities, Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers. Combined net revenues from these entities for three months ended March 31, 2013 and 2012, was $164,245 and $162,066, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at March 31, 2013, was $34,799, $8,954, and $11,473, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2012, was $24,471, $2,593, and $18,776, respectively. Sales to Pompano Dive Center for the three months ended March 31, 2013 was $11,473. Accounts Receivable from Pompano Dive Center was $12,293 at March 31, 2013. See Note 17. JOINT VENTURE EQUITY EXCHANGE AGREEMENT for further discussion regarding Pompano Dive Center, Sales to the Company’s Chief Executive Officer for the three months ended March 31, 2013 was $50.

Royalties expense – related parties – The Company has Non-Exclusive License Agreements with 940 Associates, Inc. (hereinafter referred to as “940A”), an entity owned by the Company’s Chief Executive Officer, to license product patents it owns. Under the terms of the license agreements effective January 1, 2005, the Company pays 940A $2.00 per licensed product sold, rates increasing 5% annually. Also with 940A, the Company has an Exclusive License Agreement to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. Based on this license agreement, the Company pays 940A 2.5% of gross revenues per quarter. Total royalty expense for the above agreements for the three months ended March 31, 2013 and 2012, is disclosed on the face of the Company’s Consolidated Statements of Operations. As of December 31, 2012, the Company was approximately twenty-six months in arrears on royalty payments due. No default notice has been received and the Company plans to make payments as able.

Non-employee Board of Director – Non-employee Board of Director (BOD) compensation is $2,500 per month. Non-Employee BOD fees for the three months ended March 31, 2013 and 2012, was $15,000 and $7,500, respectively. One of the two non-employee Board of Directors (“BOD”), Wesley Armstrong, of the three person BOD, which included the Chief Executive Officer, resigned his position on April 18, 2012. As of December 31, 2012, $22,500 of the accrued BOD fees had been converted to stock, leaving $15,000 still due and unpaid, $7,500 due to Wesley Armstrong from first quarter of 2012, and $7,500 due Mikkel Pitzner from fourth quarter of 2012. Because the remaining non-employee BOD, Mikkel Pitzner, now accounts for 50% of the BOD, the Company reclassified him to related party as of April 2012. See Other liabilities and accrued interest - related parties below for inclusion of the $7,500 payable to him as of December 31, 2102. Prior to April 2012, the two non-employee BOD were not classified as related parties. The $7,500 payable to the non-employee director that resigned is included in other liabilities at December 31, 2012. During the three months ended March 31, 2013, the liability due both non-employee BODs was satisfied with stock. Further, first quarter 2013 BOD fees due Mr. Pitzner plus April 2013 prepaid BOD fee was satisfied with stock during the three months ended March 31, 2013. On June 20, 2012, Mr. Pitzner converted a $20,000 short-term loan to 2,666,667 restricted shares payable per BOD consent. Conversion price per share was $.0075, which was the same price granted to another unrelated equity investor. In addition, on February 23, 2013 the Company declared a bonus payable for the year ended 2012 for certain employees, service providers, and consultants. As part of this bonus, Mikkel Pitzner was awarded 243,333,333 shares of restricted stock valued at $.0003 per share price on the date of the transaction, or $73,000. This amount is included in operating expenses and on the statement of stockholders’ deficit as shares payable as of and for the year ended December 31, 2012. The shares were issued to Mr. Pitzner during the first quarter ended March 31, 2013.

BROWNIE’S MARINE GROUP, INC. UNAUDITED NOTES TO CONSOLIDATED FINANCIAL

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

Other liabilities and accrued interest– related parties

Other liabilities and accrued interest– related parties consists of the following at:

	March 31, 2012	December 31, 2012

Year-end bonus payable to Chief Executive Officer	$67,000	$67,000
BOD fee payable to non-employee – related party	--	7,500
Due to Principals of Carleigh Rae Corp., net	6,017	6,017
Other liabilities – related parties	$73,017	$80,517

The $6,017 due to the Principals of the Carleigh Rae Corp. resulted as part of the patent infringement settlements received by the Company and is discussed above as is the non-employee BOD Fee.

Restricted common stock issued for personal guarantee – On April 21, 2011, the Company granted Robert Carmichael, the Chief Executive Officer, 20,000,000 shares of restricted common stock in consideration of personal guarantees he provided to secure restatement and consolidation of the first and second mortgages of the Company. The restrictions on the common stock expired 50% on April 20, 2012, and 50% on April 20, 2013, if Mr. Carmichael continues his full time employment with the Company. The company valued the stock at $.05 per share and will record $1,000,000 of compensation expense to Mr. Carmichael ratably over the two-year term in which the restrictions expire. The unearned balance of the compensation is recorded as prepaid compensation as a component of shareholders’ deficit. As of the three months ended March 31, 2013 and 2012, the Company recognized $125,001 and $125,001, respectively, as amortization of prepaid compensation under this agreement. Prepaid compensation remaining under this agreement as of March 31, 2013, and December 31, 2012, was $12,493 and $137,494, respectively, and is reflected as a component of Stockholders’ Deficit.

Equity based compensation for Chief Executive Officer and non-employee Board of Directors Bonuses and fees – On November 2, 2012 the Board of Directors approved a stock incentive bonus to certain key employees and consultants to vest and pay out on May 2, 2013, contingent upon continued employment or services. The stock bonus price per share was calculated as $.0009 based on last closing price per the OCBB for a total of $75,100. The number of shares that will be set aside and reserved for this transaction is 80,500,000. Of the 80,500,000 shares, 50,000,000 shares were awarded to the Chief Executive Officer, or $45,000 of the $75,100 of the fair market value of the bonuses. The Company will record compensation expense ratably over the vesting period. All equity based compensation to the Chief Executive Officer is reflected on the face of the Statement of Stockholders’ Deficit. In addition, on February 23, 2013 the Company declared a bonus payable for the year ended 2012 for certain employees, service providers, and consultants. As part of this bonus, Mikkel Pitzner was awarded 243,333,333 shares of restricted stock valued at $.0003 per share price on the date of the transaction, or $73,000. This amount is included in operating expenses and on the face of the statement of stockholders’ deficit as shares payable as of and for the year ended December 31, 2012. In addition, on February 23, 2013 the Company declared a bonus payable for the year ended 2012 for certain employees, service providers, and consultants. As part of this bonus, the Chief Executive Officer was awarded $67,000 to be paid out in cash or stock based on later determination by the BOD. This amount is included in operating expense for the year ended December 31, 2012. See table above for inclusion in other liabilities and accrued interest – related parties. See Note 20. EQUITY BASED INCENTIVE/RETENTION BONUSES AND CONVERSION OF BOARD OF DIRECTORS’ LIABILITY for further discussion.

BROWNIE’S MARINE GROUP, INC. UNAUDITED NOTES TO CONSOLIDATED FINANCIAL

6.	RELATED PARTY TRANSACTIONS (continued)

Equity Based Compensation for Chief Executive Officer – Pursuant to a Written Consent of the Board of Directors (BOD) of the Company on June 11, 2012, clarifying a meeting held on May 31, 2012, the BOD declared a $83,333 bonus due the Chief Executive Officer payable in 6,944,444 shares of restricted stock. The shares vested as of January 2, 2013. The grant price per share of $.012 was based on the closing price of the stock on May 31, 2012. For accounting purposes, the Company recognized $83,333 operating expense ratably over the seven months the share vested. Further, the Chief Executive Officer’s monthly salary was increased by $16,667 per month beginning in June 2012, payable in restricted stock calculated based on a monthly weighted average share factor of .70, or a 30% discount. The shares will not vest until six months after the last day of each month, continued employment is also a requirement for vesting, and shares will not be issuable until vested. The Company will record $23,801 operating expense each month related to the salary increase, which is $16,667 with the discount added back to record at full monthly weighted average price per market.

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

As a purchase price, the Company agreed to pay Seller, on a monthly basis, beginning April 1, 2012, and thereafter until May 13, 2013, in equal payments, the total cash purchase price of $22,500. In addition, the Company was to issue Seller 2,200,000 shares of restricted stock as part of the purchase price as provided for in the Amendment. The fair market value of the Company’s 2,200,000 shares of restricted stock on March 5, 2012, was $59,400, or $.027 per share. Both the restricted stock and the monthly payments due Seller were maintained in an escrow account for six months as a purchase price holdback for contingent liabilities not otherwise settled by Seller. If such items including rent and any building or zoning code violations had not been paid by Seller during this period, the Company would settle said liabilities with the purchase price holdback. On October 26, 2012, the Company issued the seller the 2,200,000 shares previous heldback. As of March 31, 2013, the Company had paid Seller $9,643 toward the $22,500 cash purchase price leaving a balance of $12,857.

8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $564,970 at March 31, 2013, consists of $302,317 accounts payable trade, $52,476 accrued payroll and related fringe benefits, $62,500 accrued year-end bonuses, $42,658 accrued payroll taxes and withholding, $104,975 accrued interest, and $44 other accrued liabilities. Accrued payroll taxes and withholding were approximately six months in arrears at March 31, 2013. Balances due certain vendors are also due in arrears to varying degrees. The Company is handling all delinquent accounts on a case by case basis.

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

BROWNIE’S MARINE GROUP, INC. UNAUDITED NOTES TO CONSOLIDATED FINANCIAL

9.	OTHER LIABILITIES

Other liabilities of $163,019 at March 31, 2013, consists of $110,000 foreclosure liability, $37,000 short-term loans, $12,858 payable for assets purchased pursuant to Asset Purchase Agreement (Note 7. ASSET PURCHASE), and $3,161 on-line training liability. The foreclosure liability is the difference between the court judgment amount, and amount the Company’s foreclosed property was purchased for by lender. The $37,000 short-term loans is comprised of three loans due on demand from unrelated parties.

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

BROWNIE’S MARINE GROUP, INC. UNAUDITED NOTES TO CONSOLIDATED FINANCIAL

10.	NOTES PAYABLE

Notes payable consists of the following as of March 31, 2013:

Promissory note payable, unsecured, bearing interest at 5% simple interest per annum, due in weekly principal and interest payments of $250, maturing on March 10, 2015.	$24,640
Less amounts due within one year	12,067

Long-term portion of notes payable	$12,573

As of March 31, 2013, principal payments on the notes payable are as follows:

2013	$9,228
2014	12,540
2015	2,872
2016	--
2017	--
Thereafter	--

$24,640

In February 2011, the Company converted a vendor payable into an unsecured promissory note as reflected above and below in note payable balances as of March 31, 2013, and December 31, 2012. Principal and interest payments of $2,000 per month were to begin on February 28, 2011, and continue through August 31, 2012, maturity. Since the Company was in arrears on payments, on June 1, 2012, the Company restructured the Note with the vendor. Effective June 5, 2012, the Company began making payments under the restructured terms as reflected in both note payable tables.

Notes payable consisted of the following as of December 31, 2012:

Promissory note payable, unsecured, bearing interest at 5% simple interest per annum, due in weekly principal and interest payments of $250, maturing on March 10, 2015.	$27,564
Less amounts due within one year	12,152

Long-term portion of notes payable	$15,412

BROWNIE’S MARINE GROUP, INC. UNAUDITED NOTES TO CONSOLIDATED FINANCIAL

11.	CONVERTIBLE DEBENTURES

The Company has outstanding convertible debentures as of March 31, 2013 as follows:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Origination Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Debenture, Net Balance	Ref.
10/4/2010	4/4/2011	5%	$20,635	$(20,635)	$-	$-	$-	(1)
11/27/2010	5/27/2011	10%	125,000	(53,571)	58,750	-	58,750	(2)
1/7/2011	11/11/2011	5%	76,000	(32,571)	48,000	-	48,000	(3)
2/10/2011	1/14/2011	8%	42,500	(42,500)	-	-	-	(4)
9/12/2011	6/14/2012	8%	37,500	(37,500)	-	-	-	(4)
3/9/2011	3/9/2012	10%	50,000	(34,472)	-	-	-	(5)
5/3/2011	5/5/2012	5%	300,000	(206,832)	300,000	-	300,000	(6)
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	(893)	9,107	(7)
9/8/2011	9/20/2011	10%	39,724	(17,016)	-	-	-	(8)
2/10, 5/18, 7/17, 11/8/2012	2/10, 5/18, 7/17, 11/8/2014	10%	42,750	-	-	-	-	(9)
3/14/2012	2/10/2014	10%	5,500	-	472	-	472	(10)
12/19/2011	9/21/2012	8%	37,500	(37,500)	-	-	-	(4)
2/7/2012	2/7/2014	10%	16,000	-	-	-	-	(11)
2/10/2012	2/10/2014	10%	39,724	-	2,743	-	2,743	(11)
3/9/2012	3/9/2014	10%	56,250	-	-	-	-	(11)
4/19, 8/17, 11/7/2012	4/4/2011, 2/10, 4/14/2014	5%, 10%	39,847	-	-	-	-	(12)
7/2/2012	4/5/2013	8%	78,500	(35,268)	18,800	-	18,800	(4)
8/8/2012	5/2/2013	8%	42,500	(27,172)	42,500	(3,799)	38,701	(4)
10/31/2012	8/2/2013	8%	78,500	(50,189)	78,500	(22,305)	56,195	(4)
1/18/2013	1/18/2014	10%	84,500	(58,720)	84,500	(46,878)	37,622	(13)
1/18/2013	1/18/2014	10%	30,500	-	-	-	-	(13)
1/18/2013	1/18/2014	10%	95,000	-	95,000	-	95,000	(13)

Totals					$739,265		$665,390

Reference numbers in right hand column of table entitled Ref. refer to paragraphs with corresponding number that immediately follow the next paragraph, which discuss derivative liability.

BROWNIE’S MARINE GROUP, INC. UNAUDITED NOTES TO CONSOLIDATED FINANCIAL

11.	CONVERTIBLE DEBENTURES (continued)

As of March 31, 2013, the Company determined based on closing market price of $.0005 and based on terms of convertible debt, it had shares convertible or committed in excess of its authorized common stock of 5,000,000,000. Most of the Company’s convertible debentures have conversion rates at substantial discount to market price; therefore, a decline in market price impacts the number of shares convertible. As a result, the Company recorded a derivative liability of $565,689, which represents the amount of shares convertible or committed in excess of the shares authorized at $.0005 per share, the closing market price at March 31, 2013, and as valued according to the Black-Scholes valuation model. In addition, there can be no assurance that the Company’s stock will not further decline and the liability increase. To further illustrate, if the Company’s stock price were to decline to $.0001 per share, the Company’s liability would increase to approximately $900,000. The liability assumes the Company would buy back shares at market price in excess of those authorized. To resolve this matter the Company is diligently pursuing all options in case the market price does not rebound to a level sufficient to overcome the number of shares convertible or committed in excess of the 5,000,000,000 authorized. The derivative liability is shown on the face of the balance sheet. The change in derivative liability, or $565,689 was fully recognized during the three months ended March 31, 2013, and is separately reflected in Other expense, net on the Statement of Operations, and will subsequently be adjusted to reflect current conditions at the end of each reporting period.

(1)	The Company converted an accounts payable for legal services to a convertible debenture. At the option of the lender, the principal amount of the note plus any accrued interest may be converted in whole or in part into Common Stock at the conversion price per share of $.001 by written notice. The lender will be limited to maximum conversion of 4.99% of the outstanding Common Stock of the Company at any one time. The debenture and the shares referenced within the debenture may be assignable in whole or in part to a third party at any time during the term. The Company valued the beneficial conversion feature (BCF) of the convertible debenture at $20,635, the “ceiling” of its intrinsic value. The Company accreted the discount to the convertible debenture and recognize interest expense through its maturity. On the maturity date of the debenture, the lender sold and assigned the debenture to an unrelated third party for the face value of the debenture. See Note 16. COMMITMENTS AND CONTINGENCIES regarding lawsuit complaint filed by this party against the Company and the original lender and current status. Because the original lender asserted default against this party, the original lender re-assigned the debenture to another party. See Ref. (12) for assignment of the debenture as well as accounting treatment of the assignment.

(2)	The Company purchased exclusive rights for license of certain intellectual property from an unrelated party. The parties agreed to a royalty of 2.5% of net revenues generated from the sale, sub-license or use of the technology or a reasonable negotiated rate based on similar invention. The debenture is convertible to common shares of the Company at May 27, 2011, along with accrued interest at the option of the lender. Conversion price per share is 30% discount as determined from the weighted average of the preceding 12 trading days’ closing market price. The Company valued the BCF of the convertible debenture at $53,517, its intrinsic value. The Company accreted the discount to the convertible debenture and will recognize interest expense through repayment in full or conversion. Because there is no assurance of success and the invention is still in design and pre-prototype phase, the Company recorded the initial net value of the debenture, $71,483, as research and development expense in during the year ended 2010. Both parties have agreed to confidentiality regarding the invention during the pre-prototype stage. In addition, the Company has agreed to provide the licensor with design services, as well as assist in completing the prototype and initial production at the Company’s prevailing wholesale rate for comparable services.

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

BROWNIE’S MARINE GROUP, INC. UNAUDITED NOTES TO CONSOLIDATED FINANCIAL

11.	CONVERTIBLE DEBENTURES (continued)

(3)	The Company ratified a technology and license agreement with commitment for purchase of inventory related to an agreement signed in 2010, which set pricing for products if minimum quantity purchases were met. Since the Company did not purchase the minimum quantities, but desired to maintain the technology and licensing rights along with the pricing, it agreed to purchase the 2010 balance shortage in 2011, as well as the 2011 minimum quantities. The agreement required the Company issue a convertible debenture for $76,000, and $38,000 of restricted common stock at $.15 per share. The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4) deep highest closing bid prices over the preceding five (5) trading days. On June 1, 2011, the Company issued 253,334 shares of restricted common stock at $.15 per share, or $38,000 as required by the agreement. The Company valued the BCF of the convertible debenture at $32,571. The Company accreted the discount to the convertible debenture and will recognize interest expense through paid in full or converted. The Company repaid $28,000 of this debenture in 2011.

(4)	The Company borrowed $42,500 in exchange for a convertible debenture. The interest rate on the debenture is 8% per annum and will revert to 22% per annum upon nonpayment of any amounts when due. Beginning 180 days after the date of the debenture, the lender may convert the note to common shares at a 42% discount of the “Market Price” of the stock based on the average of the lowest three (3) closing bid prices on the date prior to the notice of conversion. In addition, if the Company grants a lower price for common stock purchase or conversion to anyone else during the term of this agreement, the lender’s conversion price will be adjusted downward to the same. Since as of March 31, 2011, the Company holds another outstanding debenture with a conversion price to common shares at $.001, this conversion price would also apply to this debenture. The lender cannot convert an amount greater than 4.99% of the outstanding common stock at any one time. The Company may prepay the debenture at any time before maturity at graduated amounts depending on the date of prepayment ranging from 130% to 150% of the debenture balance plus accrued and unpaid interest. There is a $2,000 per day penalty for not timely delivering shares upon conversion notice. The Company is also required to maintain a reserve of shares sufficient to cover the lender’s conversion to common stock of the total amount of the debenture. The Company valued the BCF of the convertible debenture at $42,500, the “ceiling” of its intrinsic value. Accordingly, the $42,500 debenture is discounted by the amount of the BCF. The Company accreted the discount to the convertible debenture through its maturity and will recognize interest expense until paid in full or converted.

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

BROWNIE’S MARINE GROUP, INC. UNAUDITED NOTES TO CONSOLIDATED FINANCIAL

CONVERTIBLE DEBENTURES (continued)

On July 2, 2012, the Company borrowed $78,500 from this same lender in exchange for a convertible debenture maturing on April 5, 2013. The debenture bears 8% interest per annum and beginning 180 days after the date of the debenture, lender may convert the note to common shares at a 39% discount pursuant to the same terms and conditions discussed in paragraph one of this section (4). The Company valued the BCF of the convertible debenture at $35,268. Accordingly, the $78,500 debenture is discounted by the amount of the BCF. The Company will accrete the discount to the convertible debenture through its maturity and will recognize interest expense until paid in full or converted. The Company reserved 185,000,000 shares of common stock as a requirement of the transaction. During the three months ended March 31, 2013, the lender converted $59,700 principal on the convertible debenture. The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

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

BROWNIE’S MARINE GROUP, INC. UNAUDITED NOTES TO CONSOLIDATED FINANCIAL

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

As of March 31, 2013, the lender had assigned $5,500 under the debenture to four separate parties, and $23,500 to another party. See reference (10) and (12), respectively, related to the assignments.

(10)	This line is comprised of the assignment of $5,500 of the convertible debenture from reference (9) above with the same stated terms and conditions equally to four separate parties. Due to the smaller transaction amounts, these four debenture holders have been combined for presentation purposes.

BROWNIE’S MARINE GROUP, INC. UNAUDITED NOTES TO CONSOLIDATED FINANCIAL

11.	CONVERTIBLE DEBENTURES (continued)

(11)	The Company entered into three new debenture agreements upon sale/assignment of the original lenders under the debentures as discussed in references (4) and (8) above. Because the stated terms of the new debenture agreement and principal amounts are significantly different from the original debenture, including analysis of value of the beneficial conversion feature at the assignment/purchase date, the transactions are treated as extinguishment of the old debentures and recorded as new for accounting purposes. As a result of these three transactions, the Company recognized a combined loss on extinguishment of $71,577.

The new debentures were issued with the same following terms and conditions: The stated interest rate of the debentures is 10% and the Company may prepay at any time in an amount equal to 150% of the principal and accrued interest. The conversion price under the debentures is $.000275 per share and the lender may convert at any time until the debenture plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender will be limited to maximum conversion of 4.99% of the outstanding Common Stock of the Company at any one time. During the three months ended March 31, 2013, the lender converted $9,990 of the debenture with original principal balance of $39,724 to stock. The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

On January 18, 2013, the lender sold/assigned all rights and interest on one of its three debentures having net book value of $16,000 plus accrued interest of $1,512. On the same day, the lender sold/assigned all rights and interest on the another of its three debentures having a net book value of $56,250, plus $4,825 of accrued interest. See reference (13) which discusses the terms and conditions surrounding the new debentures issued upon extinguishment of the two originals as well as accounting treatment of the transactions. The lender still held the third debenture whose original principal balance was $39,724 with net balance of $2,743 at March 31, 2013.

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

During the year ended December 31, 2012, the lender accepted assignment of $23,500, of a convertible debenture from the lender discussed in (9) above. See reference (2) for terms surrounding the original convertible debenture. In addition, the Company converted $2,125 of the assignments to stock during the year three months ended March 31, 2013, plus $202 of accrued interest in full satisfaction of the amount due this lender under the assignments. The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

BROWNIE’S MARINE GROUP, INC. UNAUDITED NOTES TO CONSOLIDATED FINANCIAL

11.	CONVERTIBLE DEBENTURES (continued)

(13)	On January 18, 2013, the Company entered into three new debenture agreements, one new lending and two upon sale/assignment of two debentures as discussed in reference (11). Because the stated terms of the new debenture agreements and principal amounts are significantly different from the original debentures that were sold/assigned, including analysis of value of the beneficial conversion feature at the assignment/purchase date, the sale/assignment transactions are treated as extinguishment of the old debentures and recorded as new for accounting purposes. As a result of the sale/assignment transactions, the Company recognized a combined loss on extinguishment of $93,826. Principal balances on these two new debentures was $30,500 and $95,000, respectively. The Company is also required to maintain a reserve of shares sufficient to cover the lender’s conversion to common stock of the total amount of the debentures.

The Company borrowed $84,500, the third debenture referred to above with this lender. The interest rate on the debenture is 10% per annum, and the conversion price is 59% of the lowest closing bid price per share in the ten trading days prior to the conversion notice. The lender will not convert an amount that would cause it or any of its affiliates to beneficially own in excess of 4.99% of the Company. The Company may prepay the debenture within 90 days after the effective date at 140% multiplied by outstanding principal and accrued interest. The Company is also required to maintain a reserve of shares sufficient to cover the lender’s conversion to common stock of the total amount of the debenture. The Company valued the BCF of the convertible debenture at $58,720, its intrinsic value. Accordingly, the $84,500 debenture is discounted by the amount of the BCF. The Company will accrete the discount to the convertible debenture through its maturity and will recognize interest expense until paid in full or converted. Further, the denture agreement provides for post-closing expenses, which the lender has noted is $1,000 per conversion and approximately one time $700 in other fees per debenture. The Company will accrue these fees on each debenture and per conversion. Any events of default defined in the agreement shall result in 150% of balances due immediately.

The $95,000 and $30,500 debentures contain the same terms and conditions as the $84,500 debenture except there is no prepayment clause and the conversion price is 44% of the lowest closing bid price per share in the ten trading days prior to the conversion notice. For the three debentures the Company reserved a combined 900,000,000 shares required by the transactions. During the three months ended March 31, 2013, the Company converted $30,500 plus $191 of accrued interest in full satisfaction of the $30,500 debenture. The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

BROWNIE’S MARINE GROUP, INC. UNAUDITED NOTES TO CONSOLIDATED FINANCIAL

11.	CONVERTIBLE DEBENTURES (continued)

Convertible debentures as of December 31, 2012, are as follows:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Origination Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Debenture, Net Balance	Ref.
10/4/2010	4/4/2011	5%	$20,635	$(20,635)	$-	$-	$-	(1)
11/27/2010	5/27/2011	10%	125,000	(53,571)	58,750	-	58,750	(2)
1/7/2011	11/11/2011	5%	76,000	(32,571)	48,000	-	48,000	(3)
2/10/2011	1/14/2011	8%	42,500	(42,500)	-	-	-	(4)
9/12/2011	6/14/2012	8%	37,500	(37,500)	-	-	-	(4)
3/9/2011	3/9/2012	10%	50,000	(34,472)	-	-	-	(5)
5/3/2011	5/5/2012	5%	300,000	(206,832)	300,000	-	300,000	(6)
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	(1,427)	8,573	(7)
9/8/2011	9/20/2011	10%	39,724	(17,016)	-	-	-	(8)
2/10, 5/18, 7/17, 11/8/2012	2/10, 5/18, 7/17, 11/8/2014	10%	42,750	-	-	-	-	(9)
3/14/2012	2/10/2014	10%	5,500	-	472	-	472	(10)
12/19/2011	9/21/2012	8%	37,500	(37,500)	-	-	-	(4)
2/7/2012	2/7/2014	10%	16,000	-	16,000	-	16,000	(11)
2/10/2012	2/10/2014	10%	39,724	-	12,643	-	12,643	(11)
3/9/2012	3/9/2014	10%	56,250	-	56,250	-	56,250	(11)
4/19, 8/17, 11/7/2012	4/4/2011, 2/10, 4/14/2014	5%, 10%	39,847	-	2,125	-	2,125	(12)
7/2/2012	4/5/2013	8%	78,500	(35,268)	78,500	(11,754)	66,746	(4)
8/8/2012	5/2/2013	8%	42,500	(27,172)	42,500	(12,856)	29,644	(4)
10/31/2012	8/2/2013	8%	78,500	(50,189)	78,500	(39,036)	39,464
Totals					$703,740		$638,667

Reference numbers in right hand column of table entitled Ref. refer to paragraphs above the table.

12.	EQUITY BASED COMPENSATION FOR CONSULTING, LEGAL, AND OTHER PROFESSIONAL SERVICES

Equity based compensation including bonuses for consulting, legal, and other professional services is presented on the face of the statement of stockholders’ deficit for the three months ended March 31, 2013. More information on the significant components of the amounts presented as well as for the three months ended March 31, 2012 follows:

Pursuant to a consulting agreement for business advisory services, the Company issued or declared payable for the three months ended March 31, 2013, and 2012, 44,273,713, and 2,247,298 respectively, for $19,600 and $14,600 services, respectively. The stock conversion price under the agreement is calculated as a weighted average for the month the services were granted at a 30% discount. Up until the end of the first quarter 2012, operating expense was recorded at invoice value due to nominal trading volume. However, beginning in the second quarter of 2012, operating expense was recorded based on full weighted average share price of the market for the period in which the services were rendered.

BROWNIE’S MARINE GROUP, INC. UNAUDITED NOTES TO CONSOLIDATED FINANCIAL

12.	EQUITY BASED COMPENSATION FOR CONSULTING, LEGAL, AND OTHER PROFESSIONAL

SERVICES (continued)

On March 27, 2013, the Company entered into a consulting agreement for financial strategic advice for a term of twelve months from the date of the agreement and may be terminated by either party within 30 days written notice and any monies owed are due upon termination. As initial fee, the Company paid the consultant $25,000 in restricted stock during the three months ended March 31, 2013. Further, upon obtaining $5,000,000 new capital into the Company, the consultant will be due $500,000, upon successfully obtaining a second $500,000 commitment of new capital, $50,000 will be due to the consultant, upon successfully obtaining a third $500,000 commitment of new capital, and the same arrangement through eleven additional commitment of new capital. Amounts due shall be paid in cash and any brokerage commissions, private placement fees or other fees in connection with obtaining the new capital shall be reduced from the fees due the consultant on a dollar per dollar basis.

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

On March, 31 2012, the Company declared $9,250 due for planning and funding advisory services payable in 1,389,077 shares of restricted stock based on 30% discount to weighted average market price for the period in which services were rendered. Due to nominal trading volume during the first quarter of 2012, operating expense was recorded at stated invoice price.

On March, 6 2012, the Company converted $16,200 in design services payable into 600,000 restricted shares of common stock based on the market value of the stock on the date of conversion.

13.	CONVERSION OF ACCRUED PAYROLL TO STOCK

During the three months ended March 31, 2013, the Company converted $9,000 of accrued payroll to 18,992,999 shares of restricted stock for services rendered during the first quarter of 2013, based on the weighted average price per share during the months the services were rendered.

BROWNIE’S MARINE GROUP, INC. UNAUDITED NOTES TO CONSOLIDATED FINANCIAL

14.	INCOME TAXES

The components of the provision for income tax expense are as follows for the three months ended:

	March 31, 2013	March 31, 2012
Current taxes
Federal	$--	$--
State	--	--
Current taxes	--	--
Change in deferred taxes	(5,567)	(93,698)
Change in valuation allowance	9,350	106,814

Provision for income tax expense	$3,783	$13,116

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at March 31, 2013:

Deferred tax assets:
Equity based compensation	$152,846
Allowance for doubtful accounts	14,960
Depreciation and amortization timing differences	--
Net operating loss carryforward	1,157,663
On-line training certificate reserve	1,107
Total deferred tax assets	1,326,576
Valuation allowance	(1,320,274)

Deferred tax assets net of valuation allowance	6,302

Less deferred tax assets – non-current, net of valuation allowance	6,025

Deferred tax assets – current, net of valuation allowance	$277

The effective tax rate used for calculation of the deferred taxes as of March 31, 2013, was 34%. The Company has established a valuation allowance against deferred tax assets of $1,320,274 or 99%, due to the uncertainty regarding realization, comprised primarily of a 100% reserve against the net operating carryforward, 100% reserve against the allowance for doubtful accounts, and 95% reserve against the deferred tax assets attributable to the equity based compensation.

The significant differences between the statutory tax rate and the effective tax rates for the Company for the three months ended are as follows:

	March 31, 2013	March 31, 2012
Statutory tax rate	--%	--%
%Increase (decrease) in rates resulting from:
Net operating loss carryforward or carryback	(7)%	(22)%
Equity based compensation and loss	7%	--%
Book/tax depreciation and amortization differences	--%	--%
Change in valuation allowance	--%	25%
Other	--%	--%
Effective tax rate	--%	3%

BROWNIE’S MARINE GROUP, INC. UNAUDITED NOTES TO CONSOLIDATED FINANCIAL

14.	INCOME TAXES (continued)

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2012:

Deferred tax assets:
Equity based compensation	$236,145
Allowance for doubtful accounts	12,240
Depreciation and amortization timing differences	--
Net operating loss carryforward	1,071,409
On-line training certificate reserve	1,215
Total deferred tax assets	1,321,009
Valuation allowance	(1,310,924)

Deferred tax assets net of valuation allowance	10,085

Less deferred tax assets – non-current, net of valuation allowance	9,781

Deferred tax assets – current, net of valuation allowance	$304

The effective tax rate used for calculation of the deferred taxes as of December 31, 2012, was 34%. The Company established a valuation allowance against deferred tax assets of $1,310,924, or 99%, due to the uncertainty regarding realization, comprised primarily of a 100% reserve against the net operating carryforward, 100% reserve against the allowance for doubtful accounts, and 95% reserve against the deferred tax assets attributable to the equity based compensation.

15.	AUTHORIZATION OF PREFERRED STOCK

During the second quarter of 2010, the holder of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of preferred stock. The preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company from time to time in accordance with the provisions of Chapter 78 of the Nevada Revised Statutes. Before modification, the existing Articles of Incorporation did not authorize the issuance of shares of preferred stock. The Company authorized the preferred stock for the purpose of added flexibility in seeking capital and potential acquisition targets.  The amendment authorizing the issuance of shares of preferred stock grants the Board authority, without further action by our stockholders, to designate and issue preferred stock in one or more series and to designate certain rights, preferences and restrictions of each series, any or all of which may be greater than the rights of the common stock. As of March 31, 2013, the 425,000 shares of preferred stock are owned by the Company’s Chief Executive Officer. The preferred shares have 250 to 1 voting rights over the common stock, and are convertible into $42,500,000 shares of common stock.

BROWNIE’S MARINE GROUP, INC. UNAUDITED NOTES TO CONSOLIDATED FINANCIAL

16.	COMMITMENTS AND CONTINGENCIES

On March 14, 2013, the Company received notice from The Depository Trust Company (“DTC”) that they have imposed a restriction on physical deposit and Deposit/Withdrawal At Custodian (“DWAC”) electronic deposit transactions, referred to as a “Deposit Chill”. The Deposit Chill was issued by DTC as a result large deposits of shares, or 243,782,328 shares, of the Company’s common stock during the period from August 24, 2011 to November 6, 2012. Since this was a substantial percentage of the Company’s outstanding float deposited at DTC during the period, the matter resulted in the Deposit Chill until DTC is assured that the shares deposited were tradeable without restriction under the Securities Act of 1933. The Company believes it is in compliance with all requirements DTC seeks for address. As a result, the Company intends to issue “objection” to the Deposit Chill and engage independent Counsel as condition of DTC to provide legal opinion that all shares deposited were tradeable without restriction under the Securities Act of 1933 in attempt to lift the Deposit Chill as soon as possible.

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

On or about May 3, 2012, the Company received notice of filing of an action for breach of contract, conspiracy to commit securities fraud and injunctive relief against the Company and the first party named in Note 11. CONVERTIBLE DEBENTURES Ref (1). The Plaintiff, Eventus Capital, Inc., is the second party referenced in Note 11. CONVERTIBLE DEBENTURES, Ref (1) who purchased the original debenture from the first party. The net book value, excluding interest, on the debenture as of December 31, 2012 was approximately $12,700. The amount named in the original lawsuit was “damages in excess of $15,000”, plus other fees. On July 16, 2012, the Palm Beach County Court issued an Order on the Company’s Motion to dismiss this complaint. The motion was granted without prejudice to allow the plaintiff 15 days to file an amended complaint with substantiating documentation. The plaintiff amended its complaint as required, asserted it incurred a loss of seven hundred thirty-five thousand six hundred and sixteen dollars in damages. The other Defendant in the action has asserted counter and third party claims against the plaintiff. Per the opinion of the Company’s legal counsel, the plaintiff has failed to establish any legal or factual basis for claim, and judgment or settlement against the Company is not probable.

On or about April 27, 2012, the Company received a default notice from Branch Banking Trust (“BBT”) under its Forbearance Agreement on the mortgage underlying the Company’s real estate. The Company subsequently received judgment of foreclosure, as the 17th Judicial Circuit of the Circuit Court of Broward County awarded BBT a final judgment in the amount of $1,123,269. On August 16, 2012 the Company’s real estate foreclosed upon was sold through a court ordered auction. At the foreclosure sale, the lender was highest bidder with a bid of $1,300. On December 14, 2012, the lender served the Company with Notice of Final Judgment of Foreclosure. Per the Notice, the lender seeks Final Judgment including post-judgment interest and costs through date of sale of $1,127,643 plus post-judgment interest and related expenses. The lender asserts the fair market value of the property on the date of sale was $1,030,000 and is seeking final judgment against the Company for the shortfall between the Final Judgment amount and the fair market value of the property, or approximately $100,000 plus post-judgment interest and related expenses. Until the entire final judgment amount is satisfied, there can be no assurance that BBT will not take possession of certain of the Company’s assets to satisfy the judgment. On or about February 11, 2013, the Company extended an offer to settle Final Judgment and awaits response on its offer.

BROWNIE’S MARINE GROUP, INC. UNAUDITED NOTES TO CONSOLIDATED FINANCIAL

16.	COMMITMENTS AND CONTINGENCIES (continued)

On November 1, 2012, the Company entered into a one year lease on the real estate foreclosed upon, which the Company continues to occupy as it manufacturing facility and headquarters. The terms of the lease are base rent of $3,750 plus sales tax, and either party can cancel the lease with 90 days written notice.

17.	JOINT VENTURE EQUITY EXCHANGE AGREEMENT

On November 7, 2011, the Company entered into a Joint Venture Equity Exchange Agreement (“Agreement”) with Pompano Dive Center, LLC. (“PDC”). PDC owns a retail store, several dive boats, and has a classroom for training divers. Under the terms of the Agreement, the Company will provide PDC with an assortment of Brownie’s Third Lung products on consignment, and PDC will act as a training and demonstration site for Brownie’s Third Lung products. Beginning in 2012, both parties ceased operating under the consignment inventory arrangement. Inventory not sold was returned and inventory was purchased for sale. See Note: 6 RELATED PARTY TRANSACTIONS - Net revenues and accounts receivable – related parties for further information on sales to PDC for the period ended March 31, 2013, and related Accounts Receivable balance. Terms of sale to PDC are no more favorable than those granted other dealers of the Company’s products.

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

As of the three months ended March 31, 2013 and 2012, PDC reported pre-tax net losses. Therefore, there was no profit sharing due the Company under the agreement.

18.	CHANGE IN CAPITAL STRUCTURE

Effective February 22, 2012, the Company increased the number of authorized shares of common stock from 250,000,000 to 5,000,000,000, and decreased the par value per share of Common Stock from $.001 to $.0001.

BROWNIE’S MARINE GROUP, INC. UNAUDITED NOTES TO CONSOLIDATED FINANCIAL

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

20.	EQUITY BASED INCENTIVE/RETENTION BONUSES

On November 2, 2012, the Board of Directors consented to expand the Board of Directors’ (BOD) compensation plan to include any employee, non-executive members. In addition, they consented to grant equity based bonuses to certain key employees and consultants as an incentive to retain their services. Stock incentive bonuses will vest, and be paid out on May 2, 2013, contingent upon continued employment or service. The stock bonus price per share was calculated as $.0009 based on last closing price per the OCBB for a total of $75,100. The number of shares set aside and reserved for this transaction was 80,500,000. Of the 80,500,000 shares, 50,000,000 shares were awarded to the Chief Executive Officer, or $45,000 of the $75,100, as disclosed in Note 6. RELATED PARTY TRANSACTIONS. The Company will accrue operating expense ratably from the time of the awards through May 2, 2013, when vested.

21.	STRATEGIC ALLIANCE AGREEMENT

On April 10, 2012, the Company entered into a strategic alliance agreement with Precision Paddleboards, Inc. The agreement provides for 12 month exclusivity granted for $24,000 in one year restricted stock, or 666,667. Price per share was calculated as the weighted average per share for 30 days preceding the agreement or $.036 per share. The Company will recognize the operating expense ratably over the twelve month vesting term with corresponding entry to shares payable. For the three months ended March 31, 2013, the Company recognized $6,000 operating expense under the agreement.

22.	INTEREST EXPENSE AND OTHER EXPENSE (INCOME), NET

For the three months ended March 31, 2013, non-related party interest expense of $68,850 is comprised of $67,754 interest on convertible debentures, $326 interest on notes payable, and $770 other interest. For the three months ended March 31, 2012, non-related party interest expense of $116,775 is comprised of $96,631 interest on convertible debentures, and $20,144 interest on notes payable.

For the three months ended March 31, 2013, $91,779 other expense, net is comprised primarily of $93,429 loss on extinguishment of convertible debentures and partially offset by $1,650 other income, net. For the three months ended March 31, 2012, $4,808 is primarily comprised of $95,054 gain on forgiveness of legal accrual, offset by $75,865 loss on extinguishment of convertible debentures, and further offset by $14,381 other expense, net of individually insignificant transactions.

BROWNIE’S MARINE GROUP, INC. UNAUDITED NOTES TO CONSOLIDATED FINANCIAL

23.	SUBSEQUENT EVENTS

Conversions of debentures to common stock occurred subsequent to March 31, 2013. The stock was issued upon partial conversion of a convertible note without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares. Conversions were as follows (ref. number corresponds to lender reference number in Note 11. CONVERTIBLE DEBENTURES):

Ref (4) lender -
On April 1, 2013, the lender converted $18,000 of its debenture to 100,000,000 shares.
On April 10, 2013, the lender converted $9,800 of its debentures to 81,666,667 shares.
On April 10, 2013, the lender converted $3,140 accrued interest to 26,166,667 shares.

Ref (13) lender -
On April 4, 2013, the lender converted $10,655 of its debenture to 121,077,767 shares.
On May 1, 2013, the lender converted $5,538 of its debenture to 125,856,655 shares.

On April 9, 2013, the Company entered into an equity line agreement for $5,000,000. Funding under the agreement is subject to certain conditions prior to closing and registration statement on Form S-1.

On April 8, 2013, the Company entered into a convertible debenture with new lender for $20,000. The note bears interest at 9.9% per annum and matures on April 14, 2014. The conversion rate is 60% of the lowest trading price for the 5 trading days prior to conversion notice.

On April 3, and 9, 2013, two consultants of the Company returned for cancel a combined 158,333,333 restricted shares of common stock. This stock was issued to them by Company in first quarter 2013 for combined $47,500 in 2012 year end bonuses. Accordingly, the Company recognized as other income in 2013 since the bonuses were recognized during 2012 as operating expense.

On April 2, 2013, the Company issued 13,063,923 shares of restricted common stock for $4,500 payroll compensation to employee

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

Mr. Carmichael has operated Trebor as its President since 1986. Since April 16, 2004, Mr. Carmichael has served as President, Principal Accounting Officer and Chief Financial Officer of the Company. From March 23, 2004 to April 26, 2004, Mr. Carmichael served as the Company’s Executive Vice-President and Chief Operating Officer. He is the holder or co-holder of some patents that are used by Trebor and several other large original equipment manufacturers in the diving industry. Mr. Carmichael is also the holder of trademarks and tradenames used by the Company.

The Company’s diving and marine based products are generally marketed under the Brownie’s Third Lung, Brownie’s Tankfill, and Brownie’s Public Safety trade names.

Results of Operations for the Three Months Ended March 31, 2013, as Compared to the Three Months Ended March 31, 2012

Net revenues. For the three months ended March 31, 2013, we had net revenues of $588,663 as compared to net revenues of $608,126 for the three months ended March 31, 2012, a decrease of $19,463 or 3.20%. For the three months ended March 31, 2013, as compared to the same period in 2012, tankfill system and related sales decreased approximately $20,000, hookah system and related sales decreased approximately $20,000, sales of other products and services decreased approximately $4,000, and was partially offset by approximately $25,000 increase in scuba and related sales as compared to the three months ended March 31, 2012. Overall, net revenues were fairly consistent between periods. The Company attributes the increase in Scuba and related sales from the first quarter of 2012, to the first quarter 2013, to retail sales from the dive store not opened until the second quarter of 2012. The Company attributes the decrease in the other categories to unseasonably cool weather during the first quarter 2013, driving down consumers scuba diving and boating activities as well as unpredictable spending patterns during continued economic uncertainty.

Cost of net revenues. For the three months ended March 31, 2013, we had cost of net revenues of $472,538 as compared with cost of net revenues of $472,546 for the three months ended March 31, 2012, a decrease of $8 or less than 1%. Material costs as a percentage of net revenues declined approximately 3% primarily as a result of sales mix and was offset by increase in direct and indirect labor. The increase in direct labor and indirect labor in the first quarter 2013, compared to the first quarter of 2012, is primarily due to increased direct labor for production of sewn product in-house versus bulk purchases, and increase in overhead allocation from operations due to increase in operations expense during the first quarter of 2013, compared to the first quarter of 2012.

Gross profit. For the three months ended March 31, 2013, we had a gross profit of $116,125 as compared to gross profit of $135,580 for the three months ended March 31, 2012, a decrease of $19,455 or 14.35%. The decrease in gross profit is primarily attributable to decrease in net revenues for the three months ended March 31, 2013, as compared to same period in 2012.

Operating expenses. For the three months ended March 31, 2013, we had operating expenses of $577,273 as compared to operating expenses of $439,948 for the three months ended March 31, 2012, an increase of $137,325, or 31.21%. The $137,325 increase is comprised of $123,603 increase in selling, general and administrative and $13,722 increase in research and development costs as compared to the same period in 2012. The increase in selling, general and administrative costs of $123,603 in the first quarter of 2013, is primarily attributable to increase in Chief Executive Officer’s compensation of approximately $93,000 (non-cash) related to bonuses and base salary increase; increase in advertising and trade show expense of approximately $21,000 primarily for attendance at Dubai trade show; increase in legal expense of approximately $44,000 due to current litigation activity; approximately $19,000 increase in rent on manufacturing facility and dive store since the manufacturing facility is now leased, but was owned in first quarter 2012, and rent on dive store that was not leased until after first quarter 2012; approximately $17,000 increase in insurance premiums for more covered employees and increased premiums; and partially offset by decrease in other professional fees and contract labor of approximately $28,000 predominantly related to engineering services; decrease in selling, general and administrative salaries of approximately $14,000 primarily for salary cuts enacted toward end of 2012; approximately $23,000 decrease due to allocation of increased expensed to cost of net revenues as overhead; $7,500 decrease in Board of Director’s fees for one less director in the first quarter of 2013, as compared to first quarter 2012; and other individually insignificant net changes. The $13,325 increase in research and development in the first quarter 2013, compared to the first quarter of 2012, is primarily due to increase in Chief Executive Officer’s salary, which is allocated as a percentage to research and development expense.

Other expense, net. For the three months ended March 31, 2013, we had other expense, net of $726,975 as compared to other expense, net of $123,717 for the three months ended March 31, 2012, an increase of $603,258, or 487.61%. This account is comprised of other expense, net, change in derivative liability, and interest expense. Other (income) expense, net, increased by $86,971 expense, and is comprised of transactions that are generally of a non-recurring nature. The $86,971 net increase in other expense is primarily attributable to approximately $93,429 loss on extinguishment and refinance of convertible debentures, without comparable transactions in the first quarter ended March 31, 2012, and partially offset by other individually insignificant items. The change in derivative liability of $565,689 is a new charge recorded during first quarter of 2013, due to convertible debt commitments in excess of authorized shares primarily triggered by a decline in stock price for which there was no comparable charge in the first quarter of 2012. Interest expense declined by $49,402 for the first quarter ended March 31 2013, as compared to the first quarter ended March 31, 2012. The $49,402 decline is primarily due to $20,000 decline in interest on the property mortgage, which ceased after property foreclosure. The remaining decrease is primarily attributable to less accretion of discount interest due to full accretion of discount on debentures by first quarter of 2013, as compared to first quarter of 2012, as well as no discounts recorded on new debentures, which refinanced old debentures, for which losses were recognized rather than new discounts for accretion.

Provision for income tax expense. For the three months ended March 31, 2013, we had a provision for income tax expense of $3,783 as compared to a provision for income tax expense of $13,116 for the three months ended March 31, 2012, a decrease in the provision for income tax expense of $9,333, or 71.16%. The decrease in provision for income tax expense is primarily a result of adjustment to account for decrease in valuation allowance against the deferred tax asset attributable to realization of the net operating loss carryforward for the three months ended March 31, 2013, as compared to the same period in 2012.

Net loss. For the three months ended March 31, 2013, we had net loss of $1,191,906 as compared to net loss of $441,201 for the three months ended March 31, 2012, an increase of $750,705 or 170.15%. The $750,705 increase in net loss is primarily attributable to $137,325 increase in operating expenses, $603,258 increase in other expense, net, $19,455 decrease in gross profit, and partially offset by $9,333 decrease in provision for income tax expense.

Liquidity and Capital Resources

As of March 31, 2013, the Company had cash and current assets (primarily consisting of inventory) of $901,087 and current liabilities of $2,433,057 or a current ratio of .37 to 1. This represents a working capital deficit of $1,531,970. As of December 31, 2012, the Company had cash and current assets of $894,573 and current liabilities of $1,770,503, or a current ratio of .51 to 1. As of December 31, 2011, the Company had cash and current assets of $796,051 and current liabilities of $2,698,631 or a current ratio of .30 to 1.

The consolidated financial statements included herein have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. We have incurred losses since 2009, and expect to have losses in 2013. We have had a working capital deficit since 2009. Although cured effective the fourth quarter 2010, the Company defaulted on its first mortgage in the third quarter of 2010, which resulted in an automatic default on its second mortgage, and was restructured with a forbearance agreement with a maturity date of May 22, 2012. The Company was notified of default under the forbearance agreement on or around April 27, 2012, and the real estate was foreclosed on and purchased at auction by lender on August 16, 2012. See Note 16. COMMITMENTS AND CONTINGENCIES for further discussion related to the mortgage, forbearance agreement, and foreclosure.

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

During the fourth quarter of 2011, the Company formed a joint venture with one dive entity, and in the first quarter of 2012, purchased the assets of another, with assumption of their retail location lease. The Company accomplished both transactions predominantly through issuance of restricted common stock in BWMG. The Company believes these transactions will help generate sufficient working capital in the future. However, neither endeavor is currently generating cash flow or net income. See Note 17. JOINT VENTURE EQUITY TRANSACTION and Note 7. ASSET PURCHASE for further discussion of these transactions. As a result, the Company does not expect that existing cash flow will be sufficient to fund presently anticipated operations beyond the second quarter of 2013. This raises substantial doubt about BWMG’s ability to continue as a going concern. The Company will need to raise additional funds and is currently exploring alternative sources of financing. We have issued a number of convertible debentures as an interim measure to finance our working capital needs as discussed in Note 11. CONVERTIBLE DEBENTURES and may continue to raise additional capital through sale of restricted common stock or other securities. We are paying for many legal and consulting services with restricted stock to maximize working capital. We have implemented some cost saving measures and will continue to explore more to reduce operating expenses.

On April 9, 2013, the Company entered into an equity line agreement for up to $5,000,000. Funding under the agreement is subject to certain conditions prior to closing, and the filing and effectiveness of a registration statement on Form S-1. There are no assurances that the Company will receive funding under the equity line.

On April 8, 2013, the Company entered into a convertible debenture with new lender for $20,000. The note bears interest at 9.9% per annum and matures on April 14, 2014. The conversion rate is 60% of the lowest trading price for the 5 trading days prior to conversion notice.

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

We incurred net losses of approximately $1.20 million in the first quarter of 2013, $2.01 million in 2012, and $3.77 million in 2011. We anticipate these losses will continue for the foreseeable future. Additionally, the Company has negative cash flows from operations, negative working capital, is behind on payments due for payroll taxes and withholding, matured convertible debentures, related party notes payable, accrued liabilities and interest –related parties, a note payable due an unrelated party, and certain vendor payables. The Company is working out all matters of delinquency on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue. During the year ended December 31, 2012, the Company’s real estate was foreclosed upon, and the Company now operates under a short-term lease of the property. This raises a substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon generating working capital and obtaining adequate new debt or equity financing. Because of our continuing losses, we may not have working capital to permit us to remain in business through the end of the year, without improvements in our cash flow from operations or new financing. Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses.

The Company defaulted under its Forbearance Agreement on the mortgage underlying the Company’s real estate and assets, the real estate was sold, and other assets may be at risk.

On or about April 27, 2012, the Company received a default notice from Branch Banking and Trust (BBT) under its Forbearance Agreement on the mortgage underlying the Company’s real estate. BBT subsequently received judgment of foreclosure, as the 17th Judicial Circuit of the Circuit Court of Broward County awarded BBT a final judgment in the amount of $1,123,269. On August 16, 2012 the Company’s real estate foreclosed upon was sold through a court ordered auction. At the foreclosure sale, the lender was highest bidder with a bid of $1,300. On July 17, 2012, the Court entered a Final Judgment of Foreclosure against the Company for $1,123,269, plus post-judgment interest. On December 14, 2012, the lender served the Company with Notice of Final Judgment of Foreclosure. Per the Notice, the lender seeks Final Judgment including post-judgment interest and costs through date of sale of $1,127,643 plus post-judgment interest and related expenses. The lender asserts the fair market value of the property on the date of sale was $1,030,000 and is seeking final judgment against the Company for the shortfall amount between the Final Judgment amount and the fair market value of the property, or approximately $100,000 plus post-judgment interest and related expenses. Accordingly, the Company recorded a foreclosure liability of $110,000 to cover the shortfall plus post-judgment expenses. The Company made a counteroffer for settlement on or around February 11, 2013, and awaits response on offer.

The optional conversion features of a series of convertible debentures issued by the Company could require the Company to issue a substantial number of shares of common stock, which will cause dilution to the Company’s stockholders and a potentially negative effect on our stock price.

Since October 4, 2010 the Company has issued convertible debentures to several lenders and other third parties. At March 31, 2013 the outstanding principal balance of these debentures was approximately $739,000. The debentures convert under various conversion formulas, all of which are at a significant discount to market price of our common stock. As of April 26, 2013, the debentures are convertible into approximately 4,380,000 shares of Common Stock. The conversion of any of the debentures will result in the issuance of a significant number of shares of our common stock which will cause dilution to our existing shareholders. Furthermore, the conversion at a significant discount to the market price of our common stock may have a negative effect on our stock price. As of March 31, 2013, the Company determined based on closing market price of $.0005 it had commitments for shares convertible or committed in excess of its authorized common stock of 5,000,000,000. Most of the Company’s convertible debentures have conversion rates at substantial discount to market price; therefore, a decline in market price impacts the number of shares convertible. As a result, at $.0005 price per share the Company recorded a liability of approximately $565,689, which represents the amount of shares convertible or committed in excess of the shares authorized at $.0005 per share and valued per Black-Scholes valuation model. However, there can be no assurance that the Company’s stock will not further decline and the liability increase. On March 14, 2013, the Company received notice from The Depository Trust Company (“DTC”) that they have imposed a restriction on physical deposit and Deposit/Withdrawal at Custodian (“DWAC”) electronic deposit transactions, referred to as a “Deposit Chill”. The Company intends to issue “objection” to the Deposit Chill and attempt to lift the Deposit Chill as soon as possible.

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

The specific weakness identified by our management was a lack of personnel with an appropriate level of SEC reporting and accounting experience and training in the application of U.S. Generally Accepted Accounting Principles (“GAAP”) commensurate with our financial reporting requirements and business environment. The weakness is principally due to lack of working capital to retain qualified employees, which are integral to the Company’s process for timely disclosure and financial reporting. Furthermore, our chief executive officer and chief financial officer, Mr. Robert Carmichael, lacks experience in U.S. GAAP and financial accounting. We rely extensively on outside service providers to comply with our financial reporting requirements. Since our inception we have relied on an outside consultant with experience in this area to assist us prepare our financial statements and disclosures in accordance with U.S. GAAP. Until such time as we have a chief executive officer and chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements. This deficiency resulted in the failure of the Company to timely file Form 8-K current reports relating to entering into new debenture agreements and other equity issuances during the period covered by this report. These transactions are discussed in Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and/or are disclosed in the notes to the Company’s Financial Statements for the period covered by this report included herein..

To mitigate the chance for reoccurrence of this noted deficiency, as disclosed in the Liquidity and Capital Resources section of this Form 10-Q Quarterly Report, the Company is currently in the process of addressing its working capital shortfall whereby this would provide the needed funds to retain the legal, accounting, and external services required for timely disclosure and financial reporting.

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

None.

Item 1a. Risk Factors

Not Applicable to Smaller Reporting Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, the Company sold securities without registration under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemption provided in Section 4(a)(2) as described below or as otherwise previously disclosed on Form 8-K. The securities were issued with a legend restricting their transferability absent registration of applicable exemption.

During the three months ended March 31, 2013, one lender converted $59,700 under convertible to 241,286,479 shares of stock. The stock was issued without restrictive legend because the Rule 144 holding period had been met at time of issuance. Terms of conversion as per the debenture are 61% of weighted average stock price five trading days prior to conversion notice per share based consistent with terms of the debenture as discussed in Note 11. CONVERTIBLE DEBENTURES ref (4).

During the three months ended March 31, 2013, one lender converted $9,900 under convertible debenture to 36,000,000 shares of stock. The stock was issued without restrictive legend because the Rule 144 holding period had been met at time of issuance. Terms of conversion as per the debenture are $.000275 per share consistent with terms of debenture as discussed in Note 11. CONVERTIBLE DEBENTURES refs (9).

During the three months ended March 31, 2013, one lender converted $30,500 under convertible debenture plus $4,060 fees and accrued interest to 214,838,067 shares of stock. The stock was issued without restrictive legend because the Rule 144 holding period had been met at time of issuance. Terms of conversion as per the debenture are 44% of lowest closing bid price for ten trading days prior to conversion notice per share consistent with terms of debentures held as discussed in Note 11. CONVERTIBLE DEBENTURES ref (13).

During the three months ended March 31, 2013, one lender converted $2,125 under convertible debenture plus $202 accrued interest to 8,463,512 shares of stock. The stock was issued without restrictive legend because the Rule 144 holding period had been met at time of issuance. Terms of conversion as per the debenture are $.001 per share consistent with terms of debenture as discussed in Note 11. CONVERTIBLE DEBENTURES ref (12).

During the three months ended March 31, 2013 the Company converted $9,000 employee payroll to 18,992,999 restricted stock at the weighted average stock price per share for the period the services were rendered.

During the three months ended March 31, 2013, pursuant to a consulting agreement for business advisory services, the Company issued 44,273,713 restricted shares valued at $19,600. Pursuant to the agreement, the stock conversion price is a weighted average for the month the services were granted at a 30% discount. However, the shares were valued at the full weighted average price per share in the month the services were rendered.

During the three months ended March 31, 2013, the Company converted $15,000 accrued non-employee Board of Directors’ fees from 2012 to restricted stock at the market price per share on the date of conversions.

During the three months ended March 31, 2013, the Company paid the 1st quarter 2013 non-employee Board of Director’ fees and prepaid April 2013 in restricted stock based on the weighted average price per share outstanding for the first quarter 2013.

On March 27, 2013, the Company entered into a consulting agreement for financial strategic advice. AS part of that agreement, the Company paid the consultant’s designee an initial fee of $25,000 in the form 50,000,000 shares of restricted stock. The stock was valued at the market price per share on the date of the transaction.

During the three months ended March 31, 2013, $6,000 or 150,000 shares of restricted stock vested pursuant to product exclusivity agreement.

During the three months ended March 31, 2013, $93,429, or 194,309,999 equity based compensation and incentive/retention bonuses vested and/or were declared payable to the Chief Executive Officer. See Note 6. RELATED PARTY TRANSACTIONS for more information.

During the three months ended March 31, 2013, $15,075 or 16,750,002 equity based incentive retention bonuses vested and/or were declared payable to various consultants and employees of the Company. See Note 12. EQUITY BASED COMPENSATION FOR CONSULTING, LEGAL, AND OTHER PROFESSIONAL SERVICES.

During the three months ended March 31, 2013, the Company issued 1,149,999,999 restricted shares or $115,000 declared payable for consultant and other professional bonuses as of December 31, 2012.

Item 3. Defaults Upon Senior Securities

None

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

* Attached as Exhibit 101 to this report are the following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Deficit (iv) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed "filed" or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2013	Brownie’s Marine Group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer

