Form 10-Q
period 2013-06-30
Brownie's Marine Group, Inc
filed 2013-08-13
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

Yes ☐ No ☒

There were 2,998,866 shares of common stock outstanding as of August 2, 2013.

PART I

Item 1. Financial Statements

Financial Information

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2013	2012
ASSETS

Current assets
Cash	$20,016	$69,292
Accounts receivable, net of $39,000 and $36,000 allowance for doubtful accounts, respectively	3,341	20,556
Accounts receivable - related parties	113,794	51,703
Inventory	660,429	603,867
Prepaid expenses and other current assets	140,429	148,851
Deferred tax asset, net - current	262	304
Total current assets	938,271	894,573

Furniture, fixtures and equipment, net	62,910	72,281

Deferred tax asset, net - non-current	6,496	9,781
Other assets	143,901	31,635

Total assets	$1,151,578	$1,008,270

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$562,632	$508,715
Customer deposits and unearned revenue	133,127	53,678
Royalties payable - related parties	145,449	137,563
Other liabilities	165,851	170,827
Other liabilities and accrued interest - related parties	73,017	80,517
Convertible debentures, net	661,283	638,667
Derivative liability	--	--
Notes payable - current portion	12,218	12,152
Notes payable - related parties - current portion	80,942	168,384
Total current liabilities	1,834,519	1,770,503

Long-term liabilities
Notes payable - long-term portion	9,461	15,412
Notes payable - related parties - long-term portion	--	--

Total liabilities	1,843,980	1,785,915

Commitments and contingencies

Stockholders' deficit
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding	425	425
Common stock; $0.0001 par value; 5,000,000,000 shares authorized; 3,392,605 and 2,357,589 shares issued, respectively; 2,535,903 and 401,424 shares outstanding, respectively	254	40
Common stock payable; $0.0001 par value; 1,077,128 and 962,940 shares, respectively	107	96
Prepaid equity based compensation	--	(137,494)
Additional paid-in capital	8,362,379	7,648,732
Accumulated deficit	(9,055,567)	(8,289,444)
Total stockholders' deficit	(692,402)	(777,645)

Total liabilities and stockholders' deficit	$1,151,578	$1,008,270

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net revenues
Net revenues	$337,346	$546,028	$760,627	$992,088
Net revenues - related parties	255,289	204,461	420,671	366,527
Total net revenues	592,635	750,489	1,181,298	1,358,615

Cost of net revenues
Cost of net revenues	432,159	467,723	905,077	929,179
Royalties expense - related parties	14,662	21,574	14,283	32,664
Total cost of net revenues	446,821	489,297	919,360	961,843

Gross profit	145,814	261,192	261,938	396,772

Operating expenses
Selling, general and administrative	333,752	487,560	911,781	925,631
Research and development costs	16,355	7,831	15,599	9,708
Total operating expenses	350,107	495,391	927,380	935,339

Loss from operations	(204,293)	(234,199)	(665,442)	(538,567)

Other (income) expense, net
Other (income) expense, net	(120,402)	(3,830)	(28,624)	978
Change in derivative liability	(565,689)	--	--	--
Interest expense	56,200	68,754	125,050	185,529
Interest expense - related parties	271	1,774	928	3,908
Total other (income) expense, net	(629,620)	66,698	97,354	190,415

Net income (loss) before provision for income taxes	425,327	(300,897)	(762,796)	(728,982)

Provision for income tax (benefit) expense	(456)	380	3,327	13,496

Net income (loss)	$425,783	$(301,277)	$(766,123)	$(742,478)

Basic income (loss) per common share	$0.19	$(4.83)	$(0.49)	$(9.81)
Diluted income (loss) per common share	$0.03	$(4.83)	$(0.49)	$(9.81)

Basic weighted average common
shares outstanding	2,191,590	62,416	1,570,240	75,693
Diluted weighted average common
shares outstanding	13,225,571	62,416	1,570,240	75,693

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

							Prepaid	Additional		Total
	Common stock		Preferred stock		Common stock payable		Equity based	paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	compensation	capital	deficit	deficit

Balance, December 31, 2012	401,424	$40	425,000	$425	962,940	$96	$(137,494)	$7,648,732	$(8,289,444)	$(777,645)

Issuance of stock payable from prior reporting periods	851,852	85	--	--	(851,852)	(85)	--	--	--	--

Stock granted for consulting, legal, and other professional services	69,828	7	--	--	--	--	--	44,593	--	44,600

Equity based incentive/retention bonuses to consultants	--	--	--	--	10,370	1	--	12,599	--	12,600

Discounts on convertible debentures	--	--	--	--	--	--	--	58,720	--	58,720

Equity based compensation and incentive/retention bonus to Chief Executive Officer	--	--	--	--	143,933	15	--	93,414	--	93,429

Amortization of prepaid equity based compensation to Chief Executive Officer	--	--	--	--	--	--	125,001	--	--	125,001

Conversion of Board of Director's fees payable to stock	12,346	1	--	--	--	--	--	14,999	--	15,000

Equity based Board of Director' fee for first quarter of 2013 plus April fee prepaid	8,230	1	--	--	--	--	--	9,999	--	10,000

Conversion of employee compensation payable to stock	14,069	2	--	--	--	--	--	8,998	--	9,000

Equity based incentive/retention bonuses to employees	--	--	--	--	2,037	-	--	2,475	--	2,475

Conversion of accrued interest and fees convertible debentures to stock	23,061	2	--	--	--	--	--	4,260	--	4,262

Conversion of convertible debentures to stock	347,745	35	--	--	--	--	--	102,190	--	102,225

Extinguishment of convertible debentures	--	--	--	--	--	--	--	46,913	--	46,913

Equity based compensation for exclusivity pursuant to agreement with Precision Paddleboards, Inc.	--	--	--	--	111	--	--	6,000	--	6,000

Net loss	--	--	--	--	--	--	--	--	(1,191,906)	(1,191,906)

Balance, March 31, 2013 (Unaudited)	1,728,554	$173	425,000	$425	267,540	$27	$(12,493)	$8,053,892	$(9,481,350)	$(1,439,326)

Issuance of stock payable from prior reporting periods	5,185	1	--	--	(5,185)	(1)	--	--	--	--

Stock granted for consulting, legal, and other professional services	35,236	4	--	--	--	--	--	7,196	--	7,200

Equity based incentive/retention bonuses to consultants	--	--	--	--	3,457	--	--	4,200	--	4,200

Discounts on convertible debentures	--	--	--	--	--	--	--	13,333	--	13,333

Equity based compensation and incentive/retention bonus to Chief Executive Officer	--	--	--	--	347,648	35	--	78,894	--	78,929

Amortization of prepaid equity based compensation to Chief Executive Officer	--	--	--	--	--	--	12,493	--	--	12,493

Equity based Board of Director' fee	4,115	--	--	--	--	--	--	5,000	--	5,000

Conversion of employee compensation payable to stock	74,174	7	--	--	--	--	--	17,993	--	18,000

Retirement of certain 2012 year end equity bonuses returned by consultants	(117,284)	(12)	--	--	--	--	--	(47,488)	--	(47,500)

Equity based incentive/retention bonuses to employees	--	--	--	--	679	--	--	825	--	825

Conversion of accrued interest and fees on convertible debentures to stock	19,383	2	--	--	--	--	--	3,138	--	3,140

Conversion of convertible debentures to stock	416,169	42	--	--	--	--	--	49,812	--	49,854

Conversion of note payable - related party (Chief Executive Officer) to stock	370,370	37	--	--	--	--	--	49,963	--	50,000

Security purchase loan commitment fee	--	--	--	--	462,963	46	--	124,954	--	125,000

Equity based compensation for exclusivity pursuant to agreement with Precision Paddleboards, Inc.	--	--	--	--	26	--	--	667	--	667

Net income	--	--	--	--	--	--	--	--	425,783	425,783

Balance, June 30, 2013 (Unaudited)	2,535,903	$254	425,000	$425	1,077,128	$107	$--	$8,362,379	$(9,055,567)	$(692,402)

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2013	2012

Cash flows used in operating activities:
Net loss	$(766,123)	$(742,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,371	21,239
Amortization of security purchase commitment fees	8,680	--
Change in derivative liability	--	--
Change in deferred tax asset, net	3,327	13,496
Equity based compensation for consulting and legal services	51,800	177,927
Equity based compensation for product exclusivity	6,667	5,333
Equity based employee and consultant bonuses	20,100	--
Equity based non-employee Board of Director' fees	15,000	--
Accretion of convertible debenture discounts	88,999	113,017
Equity based Chief Executive Officer compensation and bonuses	172,358	35,714
Amortization of prepaid equity based compensation to Chief Executive Officer	137,494	250,002
Stock issued for supplies and other expensed items	--	9,360
Loss on extinguishment of convertible debentures	93,825	79,565
Retirement of certain 2012 year end consultant bonuses	(47,500)
Gain on forgiveness of legal accrual	--	(95,054)
Changes in operating assets and liabilities:
Change in accounts receivable, net	17,215	(45,903)
Change in accounts receivable - related parties	(62,091)	(7,753)
Change in inventory	(56,562)	98,473
Change in prepaid expenses and other current assets	8,422	(44,061)
Change in other assets	4,054	(3,888)
Change in accounts payable and accrued liabilities	102,156	98,242
Change in customer deposits and unearned revenue	79,449	(46,139)
Change in other liabilities	(7,976)	39,897
Change in other liabilities and accrued interest - related parties	--	12,027
Change in royalties payable - related parties	7,886	7,919
Net cash used in operating activities	(113,449)	(23,065)

Cash flows from investing activities:
Purchase of fixed assets	--	(16,080)
Net cash used in investing activities	--	(16,080)

Cash flows from financing activities:
Proceeds from borrowing on convertible debentures	176,750	133,224
Proceeds from short-term loans payable	3,000	37,000
Repayment against short-term loans	--	(3,214)
Proceeds from equity investment	--	5,000
Principal payment on convertible debentures	(72,250)	(95,724)
Principal payments on note payable	(5,885)	--
Principal payments on note payable - related party	(37,442)	(30,095)
Net cash provided by financing activities	64,173	46,191

Net change in cash	(49,276)	7,046

Cash, beginning of period	69,292	27,182

Cash, end of period	$20,016	$34,228

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2013	2012

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,547	$58,111

Cash paid for income taxes	$--	$--

Supplemental disclosures of non-cash investing activities and future operating activities:
Discounts on convertible debentures	$72,053	$37,500

Stock issued for non-employee Board of Director Fees	$15,000	$--

Stock and additional paid-in capital for assets purchased from Florida Dive Industries, Inc.	$--	$50,040

Conversion of convertible debentures to stock	$152,079	$64,990

Conversion of accrued payroll to stock	$27,000	$45,000

Conversion of accrued interest and fees on convertible debentures to stock	$7,398	$11,692

Conversion of accrued non-employee Board of Directors fees to stock	$15,000	$--

Conversion of short-term loan to stock	$--	$20,000

Security purchase commitment fees payable in stock	$125,000	$--

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reclassifications – Certain reclassifications have been made to the 2012 financial statement amounts to conform to the 2013 financial statement presentation. Effective July 15, 2013 the Company effectuated a reverse stock split (1 -for- 1,350). See Note 19. CHANGE IN CAPITAL STRUCTURE for more information. Accordingly, the transactional number of shares referenced throughout the Notes has been retroactively stated unless otherwise noted.

Cash and equivalents – Only highly liquid investments with original maturities of 90 days or less are classified as cash and equivalents. These investments are stated at cost, which approximates market value.

Going Concern –The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. We have incurred losses since 2009, and expect to have losses in 2013. We have had a working capital deficit since 2009. Although cured effective the fourth quarter 2010, the Company defaulted on its first mortgage in the third quarter of 2010, which resulted in an automatic default on its second mortgage, and was restructured with a forbearance agreement with a maturity date of May 22, 2012. The Company was notified of default under the forbearance agreement on or around April 27, 2012, and the real estate was foreclosed on and purchased at auction by lender on August 16, 2012. See Note 17. COMMITMENTS AND CONTINGENCIES for further discussion related to the mortgage, forbearance agreement and foreclosure.

The Company is behind on payments due for payroll taxes and withholding, matured convertible debentures, related party notes payable, accrued liabilities and interest – related parties, and certain vendor payables. The Company is handling delinquencies on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue. Payment delinquencies are further addressed in Note 7. RELATED PARTIES TRANSACTIONS, Note 9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES, Note 10. OTHER LIABILITIES, Note 11. NOTES PAYABLE, and Note 12. CONVERTIBLE DEBENTURES.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of business and summary of significant accounting policies (continued)

Going Concern (continued) – During the fourth quarter of 2011, the Company formed a joint venture with one dive entity, and in the first quarter of 2012, purchased the assets of another, with assumption of their retail location lease. The Company accomplished both transactions predominantly through issuance of restricted common stock in BWMG. The Company believed these transactions would help generate sufficient working capital in the future. However, to-date neither generated profit or cash-flow. Effective May 31, 2013, the Company closed and ceased operations at its retail facility. The Company is still involved in the joint venture. See Note 18. JOINT VENTURE EQUITY EXCHANGE AGREEMENT and Note 8. ASSET PURCHASE for further discussion of these transactions. As a result, the Company does not expect that existing cash flow will be sufficient to fund presently anticipated operations beyond the third quarter of 2013. This raises substantial doubt about BWMG’s ability to continue as a going concern. The Company will need to raise additional funds and is currently exploring alternative sources of financing. We have issued a number of convertible debentures as an interim measure to finance our working capital needs as discussed in Note 12. CONVERTIBLE DEBENTURES and may continue to raise additional capital through sale of restricted common stock or other securities. We are paying for many legal and consulting services with restricted stock to maximize working capital, and intend to continue this practice. We have implemented some cost saving measures and will continue to explore more to reduce operating expenses.

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

Furniture, Fixtures, and Equipment – Furniture, Fixtures, and Equipment is stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are primarily 3 to 5 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

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

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of business and summary of significant accounting policies (continued)

Product development costs – Product development expenditures are charged to expenses as incurred.

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which occur. Advertising and trade show expense incurred for the three months ended June 30, 2013 and 2012, was $5,889 and $9,251, respectively. Advertising and trade show expense incurred for the six months ended June 30, 2013, and 2012, was $33,161 and 14,264, respectively.

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

Stock-based compensation – The Company accounts for all compensation related to stock, options or warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes valuation model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued on the effective date of the agreement in accordance with generally accepted accounting principles, which includes determination of the fair value of the share-based transaction. The fair value has been determined either through use of the quoted stock price unless the trading activity is nominal, which may indicate it does not represent the fair value. Under these circumstances, the Company determines fair value through an analysis of its fair value of net assets and comparable publicly traded companies that have higher trading volumes with similar results of operations and industries. Subsequent to the first quarter of 2012, the Company’s trading volume has not been nominal.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of business and summary of significant ACCOUNTING policies (continued)

Stock-based compensation (continued) – For the three months ended June 30, 2013 and 2012, the Company amortized prepaid equity based compensation for personal guarantees of related party on Company’s bank debt, and additional compensation expense to the Chief Executive Officer payable in stock when vested. In addition the Company has paid monthly Board of Director Fee’s for the Company’s one other Board of Director during 2013. See Note 7. RELATED PARTY TRANSACTIONS for further discussion. For the three months ended June 30, 2013 and 2012, the company granted stock for consulting services. See Note 13. EQUITY BASED COMPENSATION FOR CONSULTING, LEGAL, AND OTHER PROFESSIONAL SERVICES. In addition, effective in the fourth quarter of 2012 and vesting into the second quarter of 2013, the Company recognized equity based incentive and/or retention bonuses for some employees, and consultants. See Note 21. EQUITY BASED INCENTIVE/RETENTION BONUSES. Similarly, for the three and six months ended months ended June 30, 2013, the Company settled, $18,000 and $27,000 accrued payroll for the period in stock. In addition, for three and six three months ended June 30, 2013, the Company recognized $667, and $6,667 in operating expense for exclusivity pursuant to strategic alliance agreement payable, which vested during the second quarter of 2013. See Note 22. STRATEGIC ALLIANCE AGREEMENT for further discussion.

Beneficial conversion features on convertible debentures – The fair value of the stock upon which to base the beneficial conversion feature (BCF) computation has been determined either through use of the quoted stock price unless the trading activity is nominal, which may indicate it does not represent the fair value. Under these circumstances, the Company determines fair value through an analysis of its fair value of net assets and comparable publicly traded companies that have higher trading volumes with similar results of operations and industries.  See Note 12. CONVERTIBLE DEBENTURES for further discussion.

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

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of business and summary of significant ACCOUNTING policies (continued)

Fair value of financial instruments (continued) – At June 30, 2013, and December 31, 2012, the carrying amount of cash, accounts receivable, accounts receivable – related parties, customer deposits and unearned revenue, royalties payable – related parties, other liabilities, other liabilities and accrued interest – related parties, notes payable, notes payable – related parties, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The fair value of our convertible debentures was the principal balance due at June 30, 2013, and December 31, 2012, or $709,411, and $703,740, respectively, as presented in Note 12. CONVERTIBLE DEBENTURES. The principal balance due approximates fair value because of the short maturity of these instruments. On the face of the balance sheet the convertible debentures are presented net of discount, which is less than fair market value at period end dates.

Earnings per common share – Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. All common stock equivalent shares were excluded in the computation for the three months ended June 30, 2012, and the six months ended June 30, 2013 and 2012, since their effect was antidilutive. All common stock equivalent shares were included in the dilutive earning per share computation for the three months ended June 30, 2013.

New accounting pronouncements – In April 2013, the Financial Accounting and Standards Board (FASB) issued Accounting Standards Update (“ASU”) ASU 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. The ASU requires entities to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. The Company adopted this ASU in the period ended June 30, 2013, without significant impact to financial condition, results of operations, cash flows, or disclosures to its consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rat (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The ASU permits the Fed Funds Effective Swap Rate or Overnight Index Swap Rate (OIS) to be used as a U. S. benchmark interest rate for hedge accounting purposes in addition to interest rate on U.S. Treasury obligations (UST) and London Interbank Offered Rate (LIBOR). The ASU is effective prospectively for qualifying hedging relationships entered into on or after July 17, 2013. Since the Company does not currently engage in these types of relationships, the Company does not anticipate significant impact to financial condition, results of operations, cash flows, or disclosures to its consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss (NOL) Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU’s objective is to eliminate diversity in practice of treating of unrecognized tax benefit when NOL exists as either a reduction to a deferred tax asset or as a liability. The ASU clarifies that the unrecognized tax benefit or a portion of an unrecognized tax benefit should be presented in the financial statements as a reduction to the deferred tax asset for a NOL carrryforward, a similar tax loss, or a tax credit forward with an exception. The exception is to the extent a NOL carryforward, a similar tax loss, or a tax credit forward is not avaialable at the reporting date under the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should instead be presented as a liability. This ASU is effective for fiscal year, and interim periods , beginning after December 15, 2013. The Company is currently evaluating the impact if any of adoption of this ASU on financial condition, results of operations, cash flows, and disclosures to its consolidated financial statements.

The Company believes there are no additional new accounting guidance adopted but not yet effective that is relevant to the readers of our financial statements.

2.	INVENTORY

Inventory consists of the following as of:

	June 30, 2013	December 31, 2012

Raw materials	$287,255	$324,459
Work in process	--	--
Finished goods	373,174	279,408
	$660,429	$603,867

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets totaling $140,429 at June 30, 2013, consists of $103,019 prepaid inventory, $11,800 engineering deposit, $16,847 prepaid insurance, $8,763 prepaid legal and other professional fees.

Prepaid expenses and other current assets totaling $148,851 at December 31, 2012, consists of $108,823 prepaid inventory, $11,800 engineering deposit, $10,031 employee advances, $8,457 prepaid insurance, $5,000 prepaid legal, $3,240 prepaid rent, and $1,500 trade show deposit.

4.	FURNITURE, FIXTURES, AND EQUIPMENT

Furniture, fixtures, and equipment consists of the following as of:

	June 30, 2013	December 31, 2012

Furniture, fixtures, vehicles and equipment	$181,296	$181,296
Less: accumulated depreciation and amortization	(118,386)	(109,015)
	$62,910	$72,281

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

On November 1, 2012, the Company entered into a one year lease on the foreclosed real estate, which the Company continues to occupy as it manufacturing facility and headquarters. The terms of the lease are base rent of $3,750 plus sales tax. Either party can cancel the lease with 90 days written notice.

5.	OTHER ASSETS

Other assets of $143,901 at June 30, 2013 consists of $116,320 net security purchase commitment fee, $24,740 investment in joint venture, and $2,841 refundable deposits. See Note 18. JOINT VENTURE EQUITY EXCHANGE AGREEMENT for further information on investment in joint venture and Note 24. SECURITY PURCHASE AGREEMENT for further information commitment fee.

Other assets of $31,635 at December 31, 2012 consists of $24,740 investment in joint venture, and $6,895 refundable deposits. See Note 18. JOINT VENTURE EQUITY EXCHANGE AGREEMENT for further information on investment in joint venture and Note 24. SECURITY PURCHASE AGREEMENT for further information commitment fee.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	CUSTOMER CREDIT CONCENTRATIONS

The Company sells to three entities owned by the brother of Robert Carmichael, the Company’s Chief Executive officer as further discussed in Note 7 – RELATED PARTIES TRANSACTIONS. Combined sales to these entities for the three months ended June 30, 2013 and 2012, represented 42.22% and 26.65%, respectively, of total net revenues. Combined sales to these entities for the six months ended June 30, 2013 and 2012, represented 69.94% and 48.10%, respectively, of total net revenues. Sales to one unrelated party during the six months ended June 30, 2013 represented 13.21% of total net revenues. Sales to no other customers represented greater than 10% of net revenues for three and six months ended June 30, 2013, and 2012.

7.	RELATED PARTY TRANSACTIONS

Notes payable – related parties

Notes payable – related parties – consists of the following as of June 30, 2013:

Promissory note payable to the Chief Executive Officer of the Company, unsecured, bearing interest at 7.5% per annum, due in monthly principal and interest payments of $7,050, maturing on August 1, 2013.		$80,942

Less amounts due within one year		80,942

Long-term portion of notes payable – related parties	$	- -

As of June 30, 2013, principal payments on the notes payable – related parties are as follows:

2013	$80,942
2014	--
2015	--
2016	--
2017	--
Thereafter	--

$80,942

As of June 30, 2013, the Company was approximately thirteen months in arrears on principal payments due under the Note payable to the Chief Executive Officer. On May 13, 2013, the Company granted the Chief Executive Officer 370,371 (restated for reverse stock split, see Note 18. CHANGE IN CAPITAL STRUCTURE in satisfaction of $50,000 of the note payable – related party. The shares of stock were issued at the fair market value, or trading price, on the date of the transaction. No default notice has been received and the Company makes monthly payments to not fall further behind until it is able address past due payments.

Notes payable – related parties – consists of the following as of December 31, 2012:

Promissory note payable to the Chief Executive Officer of the Company,unsecured, bearing interest at 7.5% per annum, due in monthly principal and interest payments of $7,050, maturing on August 1, 2013.	$168,384

Less amounts due within one year	168,384

Long-term portion of notes payable – related parties	$--

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	RELATED PARTY TRANSACTIONS (continued)

As of December 31, 2012, principal payments on the notes payable – related parties are as follows:

2013	$168,384
2014	--
2015	--
2016	--
2017	--
Thereafter	--

$168,384

As of December 31, 2012, the Company was approximately twenty months in arrears on principal payments due under the Note payable to the Chief Executive Officer.

Net revenues and accounts receivable – related parties – The Company sells products to three entities, Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers. Combined net revenues from these entities for three months ended June 30, 2013 and 2012, was $164,245 and $198,960, respectively. Combined net revenues from these entities for six months ended June 30, 2013 and 2012, was $414,473 and $360,976, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at June 30, 2013, was $64,340, $13,352, and $11,473, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2012, was $24,471, $2,593, and $18,776, respectively. Sales to Pompano Dive Center for the three months ended June 30, 2013, and 2012, was $5,061 and $1,625, respectively. Sales to Pompano Dive Center for the six months ended June 30, 2013, and 2012, was $6,198 and $232, respectively. Accounts Receivable from Pompano Dive Center at June 30, 2013, and December 31, 2012, was $11,860, and $5,863, respectively. See Note 18. JOINT VENTURE EQUITY EXCHANGE AGREEMENT for further discussion regarding Pompano Dive Center. Sales to the Company’s Chief Executive Officer for the six months ended June 30, 2013, and December 31, 2012 was $0 and $50, respectively.

Royalties expense – related parties – The Company has Non-Exclusive License Agreements with 940 Associates, Inc. (hereinafter referred to as “940A”), an entity owned by the Company’s Chief Executive Officer, to license product patents it owns. Under the terms of the license agreements effective January 1, 2005, the Company pays 940A $2.00 per licensed product sold, rates increasing 5% annually. Also with 940A, the Company has an Exclusive License Agreement to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. Based on this license agreement, the Company pays 940A 2.5% of gross revenues per quarter. Total royalty expense for the above agreements for the three and six months ended June 30, 2013 and 2012, is disclosed on the face of the Company’s Consolidated Statements of Operations. As of June 30, 2013, and December 31, 2012, the Company was approximately and twenty-two and twenty-one months in arrears, respectively, on royalty payments due. No default notice has been received and the Company plans to make payments as able.

Non-employee Board of Director Fees and Bonus– Non-employee Board of Director (BOD) compensation is $2,500 per month. Non-Employee BOD fees for the three months ended June 30, 2013 and 2012, was $7,500 and $15,000, respectively. Non-Employee BOD fees for the six months ended June 30, 2013 and 2012, was $15,000 and $22,500, respectively. One of the two non-employee Board of Directors (“BOD”), Wesley Armstrong, of the three person BOD, which included the Chief Executive Officer, resigned his position on April 18, 2012. As of December 31, 2012, $22,500 of the accrued BOD fees had been converted to stock, leaving $15,000 still due and unpaid, $7,500 due to Wesley Armstrong from first quarter of 2012, and $7,500 due Mikkel Pitzner from fourth quarter of 2012. Because the remaining non-employee BOD, Mikkel Pitzner, now accounts for 50% of the BODs, the Company reclassified him to related party as of April 2012. See Other liabilities and accrued interest - related parties below for inclusion of the $7,500 payable to him as of December31, 2102. Prior to April 2012, the two non-employee BOD were not classified as related parties.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	RELATED PARTY TRANSACTIONS (continued)

During the three months ended June 30, 2013, the liability due both non-employee BODs from 2012 was satisfied with stock. Further, during the three and six months ended June 30, 2013, BOD fees due Mr. Pitzner for 2013 were satisfied with stock with April’s fee prepaid in March and the rest of the fees satisfied with stock in the month earned. On June 20, 2012, Mr. Pitzner converted a $20,000 short-term loan to restricted shares per BOD consent at fair market value of the stock. In addition, on February 23, 2013, the Company declared a bonus payable for the year ended 2012 for certain employees, service providers, and consultants. As part of this bonus, Mikkel Pitzner was awarded restricted shares of common stock with $73,000 fair market value. This amount is included on the statement of stockholders’ deficit as shares payable as of and for the year ended December 31, 2012. The shares were issued to Mr. Pitzner during the first quarter ended June 30, 2013.

Patent purchase agreements – In the first quarter of 2010, the Carleigh Rae Corporation (herein referred to as “CRC”), an entity that the Company’s Chief Executive Officer has an ownership interest, transferred ownership rights to the Company of patents previously subject to Non-Exclusive License Agreements. Effective September 24, 2010, the Company finalized and executed terms of the purchase from CRC for payment of $25,500 and nominal shares of the Company’s common stock. In addition, the principals of CRC were entitled to a percentage of future sales amounting to $8,250 of products the Company is to receive in conjunction with two patent infringement lawsuits settled in the third quarter of 2010. See Other liabilities and accrued interest– related parties below for inclusion of $6,017 remaining from the original $8,250 liability due the Principals of CRC. By acquiring the IP the Company (i) has an opportunity to further develop the IP, (ii) has the ability to incorporate the IP into current and future products, and (iii) has the opportunity to license the IP to third parties.

Other liabilities and accrued interest– related parties

Other liabilities and accrued interest– related parties consists of the following at:

	June 30, 2013	December 31, 2012

Year-end bonus payable to Chief Executive Officer	$67,000	$67,000
BOD fee payable to non-employee – related party	--	7,500
Due to Principals of Carleigh Rae Corp., net	6,017	6,017
Other liabilities – related parties	$73,017	$80,517

The $6,017 due to the Principals of the Carleigh Rae Corp. resulted as part of the patent infringement settlements received by the Company and is discussed above as is the non-employee BOD Fee.

Restricted common stock issued for personal guarantee – On April 21, 2011, the Company granted Robert Carmichael, the Chief Executive Officer, 14,815 shares of restricted common stock in consideration of personal guarantees he provided to secure restatement and consolidation of the first and second mortgages of the Company. The restrictions on the common stock expired 50% on April 20, 2012, and 50% on April 20, 2013, if Mr. Carmichael continued his full time employment with the Company. The company valued the stock at determined fair market value per share on the date of the transaction and has recorded $1,000,000 of compensation expense to Mr. Carmichael ratably over the two-year term in which the restrictions expired. The unearned balance of the compensation was recorded as prepaid compensation as a component of shareholders’ deficit. For the three months ended June 30, 2013 and 2012, the Company recognized $125,001 and $125,001, respectively, as amortization of prepaid compensation under this agreement. For the six months ended June 30, 2013 and 2012, the Company recognized $137,494 and $250,002, respectively, as amortization of prepaid compensation under this agreement. Prepaid compensation remaining under this agreement as of June 30, 2013, and December 31, 2012, was $0 and $137,494, respectively, and is reflected as a component of Stockholders’ Deficit.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	RELATED PARTY TRANSACTIONS (continued)

Equity based compensation for Chief Executive Officer– On November 2, 2012, the BOD approved a stock incentive bonus to certain key employees and consultants to vest and pay out on May 2, 2013, contingent upon continued employment or services. The stock bonus price per share was calculated based on last closing price per the OTCBB on the effective date of the transaction, or for a total of $75,100. Shares were set aside and reserved for this transaction. Of the $75,100 bonus, $45,000 was awarded to the Chief Executive Officer of the Company. The Company recorded compensation expense ratably over the vesting period. See Note 21. EQUITY BASED INCENTIVE/RETENTION BONUSES for further discussion. In addition, on February 23, 2013 the Company declared a bonus payable for the year ended 2012 for certain employees, service providers, and consultants. As part of this bonus, the Chief Executive Officer was awarded $67,000 to be paid out in cash or stock based on later determination by the BOD. This amount is included in operating expense for the year ended December 31, 2012. See table above for inclusion in other liabilities and accrued interest – related parties. Further, pursuant to a Written Consent of the BOC of the Company on June 11, 2012, clarifying a meeting held on May 31, 2012, the BOD declared a $83,333 bonus due the Chief Executive Officer payable shares of restricted stock. The shares vested as of January 2, 2013. The grant price per share was based on the closing price of the stock on May 31, 2012. For accounting purposes, the Company recognized $83,333 operating expense ratably over the seven months the share vested. Lastly, the Chief Executive Officer’s monthly salary was increased by $16,667 per month beginning in June 2012, payable in restricted stock calculated based on a monthly weighted average share factor of .70, or a 30% discount. The shares will not vest until six months after the last day of each month, continued employment is also a requirement for vesting, and shares will not be issuable until vested. The Company will record $23,801 operating expense each month related to the salary increase, which is $16,667 with the discount added back to record at full monthly weighted average price per market. All equity based compensation to the Chief Executive Officer is reflected on the face of the Statement of Stockholders’ Deficit

8.	ASSET PURCHASE

On February 3, 2012, the Company entered into an asset purchase agreement with Florida Dive Industries, Inc. (“Seller”). On March 5, 2012, the same parties executed an amendment (“Amendment”) to the agreement (collectively, the “Agreement”). Under the terms of the Agreement, the Company acquired certain diving and related inventory, and Seller provided a three year non-compete agreement within a 10-mile wide radius. In addition, the Company assumed a commercial lease obligation for a retail dive store in Boca Raton, Florida beginning in April 1, 2012. The lease is automatically renewable on an annual basis through May 31, 2014, with 90 days written notice assuming the Lessee is in compliance with all terms of the lease. The lease amount is base rental plus an allocated amount of common areas maintenance (‘CAM”). Base rental increases annually by the greater of 5% or the annual consumer price index. The current monthly rental including CAM at the time of assignment is approximately $3,200.

As a purchase price, the Company agreed to pay Seller, on a monthly basis, beginning April 1, 2012, and thereafter until May 13, 2013, in equal payments, the total cash purchase price of $22,500. In addition, the Company issued Seller 1,630 restricted shares of stocknas part of the purchase price as provided for in the Amendment, or $59,400. Both the restricted stock and the monthly payments due Seller were maintained in an escrow account for six months as a purchase price holdback for contingent liabilities not otherwise settled by Seller. If such items including rent and any building or zoning code violations had not been paid by Seller during this period, the Company would have settled said liabilities with the purchase price holdback. On October 26, 2012, the Company issued the seller the 1,630 shares previously heldback. As of June 30, 2013, the Company had paid Seller $9,643 toward the $22,500 cash purchase price leaving a balance of $12,857.

On May 31, 2013, the Company closed the dive store and vacated the premises. The Company forfeited its deposit with the landlord for failure to provide 90 days’ written notice of intent to vacate. As a result, the Company wrote-off as other expense the amount on deposit with the landlord, or $3,200. However, the Company believes there is still a possibility the deposit will be refunded per negotiations with the landlord. If this occurs, the Company will recognize as other income in the subsequent period in which the deposit is refunded.

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $562,632 at June 30, 2013, consists of $290,872 accounts payable trade, $51,616 accrued payroll and related fringe benefits, $62,500 accrued year-end bonuses, $42,933 accrued payroll taxes and withholding, $114,664 accrued interest, and $47 other accrued liabilities. Accrued payroll taxes and withholding were approximately six months in arrears at June 30, 2013. Balances due certain vendors are also due in arrears to varying degrees. The Company is handling all delinquent accounts on a case by case basis.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

10.	OTHER LIABILITIES

Other liabilities of $165,851 at June 30, 2013, consists of $110,000 foreclosure liability, $40,000 short-term loans, $12,858 payable for assets purchased pursuant to Asset Purchase Agreement (Note 8. ASSET PURCHASE), and $2,993 on-line training liability. The foreclosure liability is the difference between the court judgment amount, and amount the Company’s foreclosed property was purchased for by lender. The $37,000 short-term loans is comprised of three loans due on demand from unrelated parties.

Other liabilities of $170,827 at December 31, 2012, consists of $110,000 foreclosure liability, $37,000 short-term loans, $12,858 payable for assets purchased pursuant to Asset Purchase Agreement (Note 8. ASSET PURCHASE), $7,500 non-employee BOD fee, and $3,469 on-line training liability. The foreclosure liability is the difference between the court judgment amount, and amount the Company’s foreclosed property was purchased for by lender. The $37,000 short-term loans is comprised of three loans due on demand from unrelated parties.

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

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	NOTES PAYABLE

Notes payable consists of the following as of June 30, 2013:

Promissory note payable, unsecured, bearing interest at 5% simple interest per annum, due in weekly principal and interest payments of $250, maturing on March 10, 2015.	$21,679

Less amounts due within one year	12,218

Long-term portion of notes payable	$9,461

As of June 30, 2013, principal payments on the notes payable are as follows:

2013	$6,267
2014	12,540
2015	2,872
2016	--
2017	--
Thereafter	--

$21,679

In February 2011, the Company converted a vendor payable into an unsecured promissory note as reflected above and below in note payable balances as of June 30, 2013, and December 31, 2012. Principal and interest payments of $2,000 per month were to begin on February 28, 2011, and continue through August 31, 2012, maturity. Since the Company was in arrears on payments, on June 1, 2012, the Company restructured the Note with the vendor. Effective June 5, 2012, the Company began making payments under the restructured terms as reflected in both note payable tables.

Notes payable consisted of the following as of December 31, 2012:

Promissory note payable, unsecured, bearing interest at 5% simple interest per annum, due in weekly principal and interest payments of $250, maturing on March 10, 2015.	$27,564

Less amounts due within one year	12,152

Long-term portion of notes payable	$15,412

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	CONVERTIBLE DEBENTURES

The Company has outstanding convertible debentures as follows:

Convertible debentures as of June 30, 2013, are as follows:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Origination Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Debenture, Net Balance	Ref.
10/4/2010	4/4/2011	5%	$20,635	$(20,635)	$-	$-	$-	(1)
11/27/2010	5/27/2011	10%	125,000	(53,571)	58,750	-	58,750	(2)
1/7/2011	11/11/2011	5%	76,000	(32,571)	48,000	-	48,000	(3)
2/10/2011	1/14/2011	8%	42,500	(42,500)	-	-	-	(4)
9/12/2011	6/14/2012	8%	37,500	(37,500)	-	-	-	(4)
3/9/2011	3/9/2012	10%	50,000	(34,472)	-	-	-	(5)
5/3/2011	5/5/2012	5%	300,000	(206,832)	300,000	-	300,000	(6)
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	(358)	9,642	(7)
9/8/2011	9/20/2011	10%	39,724	(17,016)	-	-	-	(8)
2/10, 5/18, 7/17, 11/8/2012	2/10, 5/18, 7/17, 11/8/2014	10%	42,750	-	-	-	-	(9)
3/14/2012	2/10/2014	10%	5,500	-	472	-	472	(10)
12/19/2011	9/21/2012	8%	37,500	(37,500)	-	-	-	(4)
2/7/2012	2/7/2014	10%	16,000	-	-	-	-	(11)
2/10/2012	2/10/2014	10%	39,724	-	2,743	-	2,743	(11)
3/9/2012	3/9/2014	10%	56,250	-	-	-	-	(11)
4/19, 8/17, 11/7/2012	4/4/2011, 2/10, 4/14/2014	5%, 10%	39,847	-	-	-	-	(12)
7/2/2012	4/5/2013	8%	78,500	(35,268)	-	-	-	(4)
8/8/2012	5/2/2013	8%	42,500	(27,172)	33,500	-	33,500	(4)
10/31/2012	8/2/2013	8%	78,500	(50,189)	78,500	(5,574)	72,926	(4)
1/18/2013	1/18/2014	10%	84,500	(58,720)	84,500	(32,196)	52,304	(13)
1/18/2013	1/18/2014	10%	30,500	-	-	-	-	(13)
1/18/2013	1/18/2014	10%	95,000	-	72,946	-	72,946	(13)
4/8/2013	4/14/2013	9.9%	20,000	(13,333)	20,000	(10,000)	10,000	(14)
Totals					$709,411		$661,283

Reference numbers in right hand column of table entitled Ref. refer to paragraphs with corresponding number that immediately follow the next paragraph, which discusses derivative liability.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	CONVERTIBLE DEBENTURES (continued)

During the first quarter of 2013, the Company determined based on closing market price of $.0005 (pre-reverse stock split), and based on terms of convertible debt, its convertible and/or committed shares were in excess of its authorized common stock of 5,000,000,000. Most of the Company’s convertible debentures have conversion rates at substantial discount to market price; therefore, a decline in market price impacts the number of shares convertible. As a result, the Company recorded a derivative liability of $565,689, which represented the amount of shares convertible or committed in excess of the shares authorized at $.0005 per share, the closing market price at March 30, 2013, and as valued according to the Black-Scholes valuation model. On July 15, 2013, the Company effectuated a reverse stock split (1 -for- 1,350), which was applied retroactively. See Note 18. CHANGE IN CAPITAL STRUCTURE. Accordingly, this transaction resulted in significant shares authorized in excess of those committed, and the full derivative liability of $565,689 was reversed.

(1)	The Company converted an accounts payable for legal services to a convertible debenture. At the option of the lender, the principal amount of the note plus any accrued interest may be converted in whole or in part into Common Stock at the conversion price per share of $.001 by written notice. The lender will be limited to maximum conversion of 4.99% of the outstanding Common Stock of the Company at any one time. The debenture and the shares referenced within the debenture may be assignable in whole or in part to a third party at any time during the term. The Company valued the beneficial conversion feature (BCF) of the convertible debenture at $20,635, the “ceiling” of its intrinsic value. The Company accreted the discount to the convertible debenture and recognize interest expense through its maturity. On the maturity date of the debenture, the lender sold and assigned the debenture to an unrelated third party for the face value of the debenture. See Note 17. COMMITMENT AND CONTINCIES regarding dismissal of lawsuit complaint filed by this party against the Company and the original lender. Because the original lender asserted default against this party, the original lender re-assigned the debenture to another party. See Ref. (12) for assignment of the debenture as well as accounting treatment of the assignment.

(2)	The Company purchased exclusive rights for license of certain intellectual property from an unrelated party. The parties agreed to a royalty of 2.5% of net revenues generated from the sale, sub-license or use of the technology or a reasonable negotiated rate based on similar invention. The debenture is convertible to common shares of the Company at May 27, 2011, along with accrued interest at the option of the lender. Conversion price per share is 30% discount as determined from the weighted average of the preceding 12 trading days’ closing market price. The Company valued the BCF of the convertible debenture at $53,517, its intrinsic value. The Company accreted the discount to the convertible debenture and will recognize interest expense through repayment in full or conversion. Because there is no assurance of success and the invention is still in design and pre-prototype phase, the Company recorded the initial net value of the debenture, $71,483, as research and development expense in during the year ended 2010. Both parties have agreed to confidentiality regarding the invention during the pre-prototype stage. In addition, the Company has agreed to provide the licensor with design services, as well as assist in completing the prototype and initial production at the Company’s prevailing wholesale rate for comparable services.

On February 10, 2012, the holder of this debenture entered into an agreement with a third party to sell/assign the $125,000 principal balance, plus accrued interest. The purchase will be in installments with transfer/assignment of the debenture upon payment, referred to as “Closings”. The First Closing was on or about February 15, 2012 for $7,500, with that amount assigned/transferred. The Second Closing, occurred 90 days after the first closing for $11,750 paid/assigned. All subsequent closing’s will be for $11,750 and occur in 30 day increments after the Second Closing. This will continue until the full principal balance of $125,000, plus accrued interest has been purchased/assigned. See Ref. (9) for discussion of new terms on the assigned portions of the debenture.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	CONVERTIBLE DEBENTURES (continued)

(3)	The Company ratified a technology and license agreement with commitment for purchase of inventory related to an agreement signed in 2010, which set pricing for products if minimum quantity purchases were met. Since the Company did not purchase the minimum quantities, but desired to maintain the technology and licensing rights along with the pricing, it agreed to purchase the 2010 balance shortage in 2011, as well as the 2011 minimum quantities. The agreement required the Company issue a convertible debenture for $76,000, and $38,000 of restricted common stock. The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4) highest closing bid prices over the preceding five (5) trading days. The Company valued the BCF of the convertible debenture at $32,571. The Company accreted the discount to the convertible debenture and will recognize interest expense through paid in full or converted. The Company repaid $28,000 of this debenture in 2011. See Note 17. COMMITMENTS AND CONTINGENCIES for discussion of litigation involving the technology and license agreement.

(4)	In 2011, the Company borrowed $42,500, $37,500, and $37,500, respectively, in exchange for three convertible debentures from a lender. The Company valued the related BCF at $42,500, $37,500 and $37,500, respectively. On February 7, 2012, the lender sold/assigned all rights and interest on the first debenture having net book value of $11,000 plus accrued interest of $3,328. On March 9, 2012, the lender sold/assigned all rights and interest on the second debenture having a net book value of $24,500, plus $1,448 of accrued interest. See reference (11) which discusses the terms and conditions surrounding the new debentures issued upon extinguishment of the two originals as well as accounting treatment of the transactions. During the third quarter of 2012, the lender converted to stock the third convertible debenture with $37,500 principal and $1,500 accrued interest outstanding in full satisfaction of the convertible debenture. The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

On July 2, 2012, the Company borrowed $78,500 from this same lender in exchange for a convertible debenture maturing on April 5, 2013. Beginning 180 days after the date of the debenture, lender may convert the note to common shares at a 39% discount of the “Market Price” of the stock based on the average of the lowest three (3) closing bid prices on the date prior to the notice of conversion. In addition, if the Company grants a lower price for common stock purchase or conversion to anyone else during the term of this agreement, the lender’s conversion price will be adjusted downward to the same. The lender cannot convert an amount greater than 4.99% of the outstanding common stock at any one time. The Company may prepay the debenture at any time before maturity at graduated amounts depending on the date of prepayment ranging from 130% to 150% of the debenture balance plus accrued and unpaid interest. There is a $2,000 per day penalty for not timely delivering shares upon conversion notice. The Company is also required to maintain a reserve of shares sufficient to cover the lender’s conversion to common stock of the total amount of the debenture. The Company valued the BCF of the convertible debenture at $35,268. Accordingly, the $78,500 debenture was discounted by the amount of the BCF and accreted to the convertible debenture through its maturity, and interest was recognized until converted. During the six months ended June 30, 2013, the lender converted $78,500 principal plus accrued interest on the convertible debenture in full satisfaction of the debt. The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

On August 8, 2012, the Company borrowed $42,500 from this same lender in exchange for a convertible debenture maturing on May 10, 2013. Beginning 180 days after the date of the debenture, lender may convert the note to common shares at a 39% discount pursuant to the same terms and conditions discussed in preceding paragraph. The Company valued the BCF of the convertible debenture at $27,172. Accordingly, the $42,500 debenture is discounted by the amount of the BCF. The Company accreted the discount to the convertible debenture through its maturity and will recognize interest expense until paid in full or converted. During the six months ended June 30, 2013, the lender converted $9,000 principal on the convertible debenture. The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	CONVERTIBLE DEBENTURES (continued)

On October 31, 2012, the Company borrowed $78,500 from this same lender in exchange for a convertible debenture maturing on August 2, 2013. Beginning 180 days after the date of the debenture, lender may convert the note to common shares at a 39% discount pursuant to the same terms and conditions discussed in two paragraphs preceding this one. The Company valued the BCF of the convertible debenture at $50,189. Accordingly, the $78,500 debenture is discounted by the amount of the BCF. The Company is accreting the discount to the convertible debenture through its maturity and will recognize interest expense until paid in full or converted.

(5)	The Company borrowed $50,000 in exchange for a convertible debenture. The lender may at any time convert any portion of the debenture to common shares at a 30% discount of the “Market Price” of the stock based on the average of the previous ten (10) days weighted average closing prices on the date prior to the notice of conversion. The Company may prepay the debenture plus accrued interest at any time before maturity. In addition, as further inducement for loaning the Company the funds, the Company granted the lender 50,000 and 100,000 warrants at $.25 and $.35 per share (before restatement for 1,350 -for- 1 split) , respectively. As a result, the Company allocated fair market value (“FMV”) to both the BCF and to the warrants, or $34,472, which was recorded as a discount against the debenture. The Company accreted the discount to the convertible debenture through its maturity and recognized interest expense until both the debenture and accrued interest were converted to stock in full satisfaction of amounts due, in the first and second quarter of 2012, respectively. Before discount, the Company determined the FMV of the warrants as $7,500 using the Black-Scholes valuation model.

(6)	The Company borrowed $300,000 in exchange for a convertible debenture. The Debenture bears 10% interest per annum. The lender may at any time convert any portion of the debenture to common shares at a 30% discount of the “Market Price” of the stock based on the average of the previous ten (10) days weighted average closing prices on the date prior to the notice of conversion. The Company may prepay the debenture plus accrued interest at any time before maturity. In addition, as further inducement for loaning the Company the funds, the Company granted the lender 300,000 and 600,000 warrants at $.25 and $.35 per share (before restatement for 1,350 -for- 1 split), respectively. As a result, the Company allocated fair market value (“FMV”) to both the BCF and to the warrants, or $206,832, which was recorded as a discount against the debenture. The Company accreted the discount to the convertible debenture through maturity and will recognize interest expense until paid in full or converted. Before discount, the Company determined the FMV of the warrants as $45,000 using the Black-Scholes valuation model.

(7)	The Company borrowed $10,000 in exchange for a convertible debenture. The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4) highest closing bid prices over the preceding five (5) trading days. The Company valued the BCF of the convertible debenture at $4,286. The Company is accreting the discount to the convertible debenture and will recognize interest expense until paid in full or converted.

(8)	The Company converted a note payable and related accrued interest of $39,724 into a convertible debenture. The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4) highest closing bid prices over the preceding five (5) trading days. The Company valued the BCF of the convertible debenture at $17,025. Because the debenture was issued and matured in the third quarter of 2011, the full amount of the discount, $17,025 was accreted and recognized as interest expense during the period.

On February 10, 2012, the lender sold/assigned all rights and interest on the debenture having a net book value of $39,724, plus $1,552 of accrued interest. See reference (11) which discusses the terms and conditions surrounding the new debenture issued upon extinguishment of the original as well as accounting treatment of the transaction.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	CONVERTIBLE DEBENTURES (continued)

(9)	The Company entered a new debenture agreement upon sale/assignment of the original lender under the debenture as discussed in reference (2) above. Because the stated terms of the new debenture agreement are significantly different from the original debenture, including analysis of value of the beneficial conversion feature at the assignment/purchase date, the transaction is treated as extinguishment of the old debenture and recording of the new for accounting purposes. Because the debenture is being assigned/sold in installments, the Company is calculating and recognizing gain or loss on the extinguishment as it occurs. On February 10, 2012, the new holder (lender) purchased $7,500 of the original $125,000 principal balance, and based on this transaction, the Company recorded a $4,286 loss on extinguishment. On May 18, 2012, the lender purchased another $11,750, and the Company recorded a $6,714 loss on extinguishment related to this transaction. On July 17, 2012, the lender purchased another $11,750, and the Company recorded a $6,714 loss on extinguishment related to this transaction. On November 8, 2012, the lender purchased another $11,750, and the Company recorded a $6,714 loss on the extinguishment related to this transaction.

The Company may prepay at any time in an amount equal to 150% of the principal and accrued interest. The conversion price under the debenture is $.000275 per share, or $.37125 adjusted for 1 for 1,350 split, and the lender may convert at any time until the debenture plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender will be limited to maximum conversion of 4.99% of the outstanding Common Stock of the Company at any one time. The debenture and the shares referenced within the debenture may be assignable in whole or in part to a third party at any time during the term.

As of June 30, 2013, the lender had assigned $5,500 under the debenture to four separate parties, and $23,500 to another party. See reference (10) and (12), respectively, related to the assignments.

(10)	This line is comprised of the assignment of $5,500 of the convertible debenture from reference (9) above with the same stated terms and conditions equally to four separate parties. Due to the smaller transaction amounts, these four debenture holders have been combined for presentation purposes.

(11)	The Company entered into three new debenture agreements upon sale/assignment of the original lenders under the debentures as discussed in references (4) and (8) above. Because the stated terms of the new debenture agreement and principal amounts were significantly different from the original debenture, including analysis of value of the beneficial conversion feature at the assignment/purchase date, the transactions are treated as extinguishment of the old debentures and recorded as new for accounting purposes. As a result of these three transactions, the Company recognized a combined loss on extinguishment of $71,577.

The new debentures were issued with the same following terms and conditions: The Company may prepay at any time in an amount equal to 150% of the principal and accrued interest. The conversion price under the debentures is $.000275 per share, or $.37125 adjusted for 1 for 1,350 split, and the lender may convert at any time until the debenture plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender will be limited to maximum conversion of 4.99% of the outstanding Common Stock of the Company at any one time. During the six months ended June 30, 2013, the lender converted $3,211 of the debenture with original principal balance of $39,724 to stock. The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

On January 18, 2013, the lender sold/assigned all rights and interest on one of its three debentures having net book value of $16,000 plus accrued interest of $1,512. On the same day, the lender sold/assigned all rights and interest on another of its three debentures having a net book value of $56,250, plus $4,825 of accrued interest. See reference (13) which discusses the terms and conditions surrounding the new debentures issued upon extinguishment of the two originals as well as accounting treatment of the transactions. The lender still held the third debenture with original principal balance of $39,724 with net book value of $2,743 at June 30, 2013.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	CONVERTIBLE DEBENTURES (continued)

(12)	On April, 19, 2012, the original lender discussed in ref (1) above re-assigned the debenture to another party asserting default against the first assignee. The amount of assignment was the balance remaining per the original lender’s records, or $16,347. The Company recognized a $3,700 loss on this transaction. Terms of the assigned debenture are the same as the original debenture as stated in ref (1). During the year ended December 31, 2012, the new holder converted $16,347 of the debenture principal plus $162 of accrued interest in fully satisfaction.

During the year ended December 31, 2012, the lender accepted assignment of $23,500, of a convertible debenture from the lender discussed in (9) above. See reference (2) for terms surrounding the original convertible debenture. In addition, the Company converted $2,125 of the assignments to stock during the six months ended June 30, 2013, plus $202 of accrued interest in full satisfaction of the amount due this lender under the assignments. The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

(13)	On January 18, 2013, the Company entered into three new debenture agreements: one new lending and two upon sale/assignment of two debentures as discussed in reference (11). Because the stated terms of the new debenture agreements and principal amounts are significantly different from the original debentures that were sold/assigned, including analysis of value of the beneficial conversion feature at the assignment/purchase date, the sale/assignment transactions are treated as extinguishment of the old debentures and recorded as new for accounting purposes. As a result of the sale/assignment transactions, the Company recognized a combined loss on extinguishment of $93,826. Principal balances on these two new debentures was $30,500 and $95,000, respectively. The Company is also required to maintain a reserve of shares sufficient to cover the lender’s conversion to common stock of the total amount of the debentures.

The Company borrowed $84,500, the third debenture referred to above with this lender. The interest rate on the debenture is 10% per annum, and the conversion price is 59% of the lowest closing bid price per share in the ten trading days prior to the conversion notice. The lender will not convert an amount that would cause it or any of its affiliates to beneficially own in excess of 4.99% of the Company. The Company may prepay the debenture within 90 days after the effective date at 140% multiplied by outstanding principal and accrued interest. The Company is also required to maintain a reserve of shares sufficient to cover the lender’s conversion to common stock of the total amount of the debenture. The Company valued the BCF of the convertible debenture at $58,720, its intrinsic value. Accordingly, the $84,500 debenture is discounted by the amount of the BCF. The Company is accreting the discount to the convertible debenture through its maturity and will recognize interest expense until paid in full or converted. Further, the denture agreement provides for post-closing expenses, which the lender has noted is $1,000 per conversion and approximately one time $700 in other fees per debenture. The Company will accrue these fees on each debenture and per conversion. Any events of default defined in the agreement shall result in 150% of balances due immediately.

The $95,000 and $30,500 debentures contain the same terms and conditions as the $84,500 debenture except there is no prepayment clause and the conversion price is 44% of the lowest closing bid price per share in the ten trading days prior to the conversion notice. During the six months ended June 30, 2013, the Company converted $30,500 plus $191 of accrued interest in full satisfaction of the $30,500 debenture, and $22,500 toward the $95,000 debenture. The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	CONVERTIBLE DEBENTURES (continued)

(14)	On April 8, 2013, the Company borrowed $20,000 in exchange for a convertible debenture. The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of forty percent (40%) discount as determined from the lowest trading price for the 5 trading days prior to the conversion notice. The Company valued the BCF of the convertible debenture at $13,333 and is accreting the discount to the convertible debenture, and will recognize interest expense until paid in full or converted.

Convertible debentures as of December 31, 2012, are as follows:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Origination Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Debenture, Net Balance	Ref.
10/4/2010	4/4/2011	5%	$20,635	$(20,635)	$-	$-	$-	(1)
11/27/2010	5/27/2011	10%	125,000	(53,571)	58,750	-	58,750	(2)
1/7/2011	11/11/2011	5%	76,000	(32,571)	48,000	-	48,000	(3)
2/10/2011	1/14/2011	8%	42,500	(42,500)	-	-	-	(4)
9/12/2011	6/14/2012	8%	37,500	(37,500)	-	-	-	(4)
3/9/2011	3/9/2012	10%	50,000	(34,472)	-	-	-	(5)
5/3/2011	5/5/2012	5%	300,000	(206,832)	300,000	-	300,000	(6)
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	(1,427)	8,573	(7)
9/8/2011	9/20/2011	10%	39,724	(17,016)	-	-	-	(8)
2/10, 5/18, 7/17, 11/8/2012	2/10, 5/18, 7/17, 11/8/2014	10%	42,750	-	-	-	-	(9)
3/14/2012	2/10/2014	10%	5,500	-	472	-	472	(10)
12/19/2011	9/21/2012	8%	37,500	(37,500)	-	-	-	(4)
2/7/2012	2/7/2014	10%	16,000	-	16,000	-	16,000	(11)
2/10/2012	2/10/2014	10%	39,724	-	12,643	-	12,643	(11)
3/9/2012	3/9/2014	10%	56,250	-	56,250	-	56,250	(11)
4/19, 8/17, 11/7/2012	4/4/2011, 2/10, 4/14/2014	5%, 10%	39,847	-	2,125	-	2,125	(12)
7/2/2012	4/5/2013	8%	78,500	(35,268)	78,500	(11,754)	66,746	(4)
8/8/2012	5/2/2013	8%	42,500	(27,172)	42,500	(12,856)	29,644	(4)
10/31/2012	8/2/2013	8%	78,500	(50,189)	78,500	(39,036)	39,464
Totals					$703,740		$638,667

Reference numbers in right hand column of table entitled Ref. refer to paragraphs above the table.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	EQUITY BASED COMPENSATION FOR CONSULTING, LEGAL, AND OTHER PROFESSIONAL SERVICES

Equity based compensation including bonuses for consulting, legal, and other professional services is presented on the face of the statement of stockholders’ deficit for the three and six months ended June 30, 2013. More information on the significant components of the amounts presented for the three and six months ended June 30, 2013 and 2012, follows:

Pursuant to a consulting agreement for business advisory services, the Company issued or declared payable for the three months ended June 30, 2013, and 2012, 35,236 and 668, respectively, for $7,200 and $20,000 services, respectively. Pursuant to a consulting agreement for business advisory services, the Company issued or declared payable for the six months ended June 30, 2013, and 2012, 68,032 and 2,333, respectively, for $26,800 and $34,600 services, respectively. The stock conversion price under the agreement is calculated as a weighted average for the month the services were granted at a 30% discount. Up until the end of the first quarter 2012, operating expense was recorded at invoice value due to nominal trading volume. However, beginning in the second quarter of 2012, operating expense was recorded based on full weighted average share price of the market for the period in which the services were rendered.

On March 27, 2013, the Company entered into a consulting agreement for financial strategic advice for a term of twelve months from the date of the agreement and may be terminated by either party within 30 days written notice and any monies owed are due upon termination. As initial fee, the Company paid the consultant $25,000 in restricted stock during the three months ended June 30, 2013. Further, upon obtaining $5,000,000 new capital into the Company, the consultant will be due $500,000, upon successfully obtaining a second $500,000 commitment of new capital, $50,000 will be due to the consultant, upon successfully obtaining a third $500,000 commitment of new capital, and the same arrangement through eleven additional commitment of new capital. Amounts due shall be paid in cash and any brokerage commissions, private placement fees or other fees in connection with obtaining the new capital shall be reduced from the fees due the consultant on a dollar per dollar basis.

On May 18, 2012, the Company issued restricted shares for business advisory and strategic services. The invoice amount was $3,400 and the number of shares issued was based on a 30% discount to market weighted average share price for period services were performed. However, the Company recorded operating expense at the full market weighted average share price for the period in which services were rendered, or $4,857.

On February 2, 2012, the Company entered into a consulting agreement for financial and public relations services. The term of the agreement is for twelve (12) months and either party may cancel the agreement with 30 days written notice. Payment was to be monthly beginning in March 2012, in the form of $10,000 cash, or $20,000 worth of common stock based on the weighted average of the Company’s stock for the month at a 30% discount. Payment in cash or stock was at the option of the Company. In addition, upon signing of the agreement, the Company was to issue 2,500,000 shares (pre reverse stock split) for services previously provided during the first quarter of 2012. The Company recognized $29,750 operating expense under this agreement for the first quarter of 2012 and 3,910 shares payable. Due to the guarantee stock value clause in the Agreement, the Company compared the value at the time the stock was granted with the value at the end of the quarter, and determined there was no need for accrual of additional shares payable to achieve the $20,000 market value to guarantee. After March 31, 2012, this agreement and compensation under this agreement ceased. Accordingly, no expense related to this agreement was recorded beyond the first quarter of 2012.

On March, 6, 2012, the Company converted $16,200 in design services payable into 445 restricted shares of common stock based on the market value of the stock on the date of conversion.

14.	CONVERSION OF ACCRUED PAYROLL TO STOCK

During the three and six months ended June 30, 2013, the Company converted $18,000 and $27,000 of accrued payroll to restricted stock for services during the first half of 2013, based on the weighted average price per share during the months the services were rendered.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	INCOME TAXES

The components of the provision for income tax expense are as follows for the three months ended:

	June 30, 2013	June 30, 2012
Current taxes
Federal	$--	$--
State	--	--
Current taxes	--	--
Change in deferred taxes	(29,725)	(79,717)
Change in valuation allowance	29,269	80,097

Provision for income tax expense	$(456)	$380

The components of the provision for income tax expense are as follows for the six months ended:

	June 30, 2013	June 30, 2012
Current taxes
Federal	$--	$--
State	--	--
Current taxes	--	--
Change in deferred taxes	(35,292)	(173,415)
Change in valuation allowance	38,619	186,911

Provision for income tax expense	$3,327	$13,496

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at June 30, 2013:

Deferred tax assets:
Equity based compensation	$181,617
Allowance for doubtful accounts	13,260
Depreciation and amortization timing differences	--
Net operating loss carryforward	1,160,376
On-line training certificate reserve	1,048
Total deferred tax assets	1,356,301
Valuation allowance	(1,349,543)

Deferred tax assets net of valuation allowance	6,758

Less deferred tax assets – non-current, net of valuation allowance	6,496

Deferred tax assets – current, net of valuation allowance	$262

The effective tax rate used for calculation of the deferred taxes as of June 30, 2013 was 34%. The Company has established a valuation allowance against deferred tax assets of $1,349,543 or 99%, due to the uncertainty regarding realization, comprised primarily of a 100% reserve against the net operating carryforward, 100% reserve against the allowance for doubtful accounts, and 96% reserve against the deferred tax assets attributable to the equity based compensation.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	INCOME TAXES (continued)

The significant differences between the statutory tax rate and the effective tax rates for the Company for the three months ended are as follows:

	June 30, 2013	June 30, 2012
Statutory tax rate	--%	--%
Increase (decrease) in rates resulting from:
Net operating loss carryforward or carryback	(12)%	(23)%
Equity based compensation and loss	7%	--%
Book/tax depreciation and amortization differences	--%	--%
Change in valuation allowance	5%	25%
Other	--%	--%
Effective tax rate	--%	2%

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2012:

Deferred tax assets:
Equity based compensation	$236,145
Allowance for doubtful accounts	12,240
Depreciation and amortization timing differences	--
Net operating loss carryforward	1,071,409
On-line training certificate reserve	1,215
Total deferred tax assets	1,321,009
Valuation allowance	(1,310,924)

Deferred tax assets net of valuation allowance	10,085

Less deferred tax assets – non-current, net of valuation allowance	9,781

Deferred tax assets – current, net of valuation allowance	$304

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

During the second quarter of 2010, the holder of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of preferred stock. The preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company from time to time in accordance with the provisions of Chapter 78 of the Nevada Revised Statutes. Before modification, the existing Articles of Incorporation did not authorize the issuance of shares of preferred stock. The Company authorized the preferred stock for the purpose of added flexibility in seeking capital and potential acquisition targets.  The amendment authorizing the issuance of shares of preferred stock grants the Board authority, without further action by our stockholders, to designate and issue preferred stock in one or more series and to designate certain rights, preferences and restrictions of each series, any or all of which may be greater than the rights of the common stock. As of June 30, 2013, the 425,000 shares of preferred stock are owned by the Company’s Chief Executive Officer. The preferred shares have 250 to 1 voting rights over the common stock, and are convertible into 31,481 shares of common stock.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	COMMITMENTS AND CONTINGENCIES

On June 28, 2013 the Company received notice of claim for damages in excess of $15,000 claiming personal injury due to product defect. The Company believes the case is without merit and will aggressively defend. The claim is being handled by the Company’s product liability insurance carrier. In the less than probably chance that any liability will be assigned the Company, insurance coverage is deemed adequate to address.

On March 14, 2013, the Company received notice from The Depository Trust Company (“DTC”) that they had imposed a restriction on physical deposit and Deposit/Withdrawal At Custodian (“DWAC”) electronic deposit transactions, referred to as a “Deposit Chill”. The Deposit Chill was issued by DTC as a result of large deposits of shares, or 243,782,328 ( pre reverse split) shares, of the Company’s common stock during the period from August 24, 2011 to November 6, 2012. Since this was a substantial percentage of the Company’s outstanding float deposited at DTC during the period, the matter resulted in the Deposit Chill until DTC is assured that the shares deposited were tradeable without restriction under the Securities Act of 1933. The Company filed an “objection” and engaged independent Counsel to provide legal opinion that all shares deposited were tradeable without restriction under the Securities Act of 1933. The action was successful, and on June 26, 2013, DTC advised the Company that it had lifted the Deposit Chill.

On January 12, 2013, the Company received notice of claim for damages in excess of $15,000 claiming personal injury due to product defect. The Company believes the case is without merit and will aggressively defend. The claim is being handled by the Company’s product liability insurance carrier. In the less than probable chance that any liability is assigned the Company, insurance coverage is deemed adequate to address.

On December 18, 2012, Undersea Breathing Systems, Inc. (“UBS”) filed an amended complaint against the Company compelling purchase of Medal Model No. 4241 membranes or equivalent pursuant to pricing agreement in 2011. UBS is the holder of the convertible debenture referenced in Note 12. CONVERTIBLE DEBENTURES Ref (3). Under the complaint, UBS asserts the Company was to purchase no less than 24 membranes from the company per year for $2,000 and $1,000, cash and Company stock, respectively, per membrane. The Company took delivery, paid cash, and issued stock for 14 Medal Model No 4241 membranes pursuant to the stated pricing in 2011, plus issued an additional $24,000 stock toward future purchases of 24 membranes. However, the Company has not purchased or taken delivery of additional membranes. At the same time the stock was issued the Company granted UBS a convertible debenture of $76,000 and reduced its balance to $48,000 when the Company paid $28,000 cash and took delivery of the 14 membranes. Therefore, UBS currently has $24,000 worth of stock and a $48,000 convertible debenture for which the Company took no membrane deliveries. If judgment or settlement were to go in favor of UBS, there would be no financial impact to the statement of operations or net impact on financial position. This is because there would be corresponding decreases in amounts to convertible debenture, prepaid inventory, cash, and increase in inventory, all netting to zero. In addition any future compelled purchases would result in a decrease in cash with corresponding increase in inventory. As a result, no accrual is warranted, and the Company will await legal advisement and decision on the matter.

On or about May 3, 2012, the Company received notice of filing of an action for breach of contract, conspiracy to commit securities fraud and injunctive relief against the Company and the first party named in Note 12. CONVERTIBLE DEBENTURES Ref (1). The Plaintiff, Eventus Capital, Inc., is the second party referenced in Note 12. CONVERTIBLE DEBENTURES, Ref (1) who purchased the original debenture from the first party. The net book value, excluding interest, on the debenture as of December 31, 2012 was approximately $12,700. The amount named in the original lawsuit was “damages in excess of $15,000”, plus other fees. On July 16, 2012, the Palm Beach County Court issued an Order on the Company’s Motion to dismiss this complaint. The motion was granted without prejudice to allow the plaintiff 15 days to file an amended complaint with substantiating documentation. The plaintiff amended its complaint as required, asserted it incurred a loss of $735,616 in damages. The other Defendant in the action has asserted counter and third party claims against the plaintiff. Per the opinion of the Company’s legal counsel, the plaintiff has failed to establish any legal or factual basis for claim, and judgment or settlement against the Company is not probable.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	COMMITMENTS AND CONTINGENCIES (continued)

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

On November 7, 2011, the Company entered into a Joint Venture Equity Exchange Agreement (“Agreement”) with Pompano Dive Center, LLC. (“PDC”). PDC owns a retail store, several dive boats, and has a classroom for training divers. Under the terms of the Agreement, the Company will provide PDC with an assortment of Brownie’s Third Lung products on consignment, and PDC will act as a training and demonstration site for Brownie’s Third Lung products. Beginning in 2012, both parties ceased operating under the consignment inventory arrangement. Inventory not sold was returned and inventory was purchased for sale. See Note: 7 RELATED PARTY TRANSACTIONS - Net revenues and accounts receivable – related parties for further information on sales to PDC for the period ended June 30, 2013, and related Accounts Receivable balance. Terms of sale to PDC are no more favorable than those granted other dealers of the Company’s products.

In addition, the Agreement provides for a non-binding letter of intent for the possible acquisition of PDC in exchange for BWMG’s stock for the yet to be agreed upon value of PDC. In anticipation of a possible purchase, the Agreement provides BWMG with a 33% interest in PDC. As part of the transaction, BWMG issued 3,394 restricted shares (pre-reverse split of its common stock with fair market value on the date of the transaction of $24,740 to PDC, reflected in other assets in the long-term portion of the Company’s balance sheet.

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

For the three and six months ended June 30, 2013 and 2012, PDC reported pre-tax net losses. Therefore, there was no profit sharing due the Company under the agreement.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	CHANGE IN CAPITAL STRUCTURE

Effective July 15, 2013, the Company effectuated a reverse split of all outstanding shares of Common Stock by a factor of one-for-one thousand three hundred fifty (1 -for- 1,350). Fractional shares were rounded up to the nearest whole share. The reverse split became effective as of July 15, 2013. In accordance with Securities and Exchange Commissions’ Staff Accounting Bulletin Topic 4C, when a change in capital structure occurs after the period reporting date, but before release of the financial statements the Company must apply retroactive treatment to the financial statements to reflect the change. Accordingly, the Company restated the financial statements for the three and six months ended June 30, 2013, and 2012, to reflect the change in the number of shares, as well as at June 30, 2013, and December 31, 2012.

Effective February 22, 2012, also with retroactive restatement, the Company increased the number of authorized shares of common stock from 250,000,000 to 5,000,000,000, and decreased the par value per share of Common Stock from $.001 to $.0001.

20.	EQUITY INCENTIVE PLAN

On August 22, 2007, the Company adopted an Equity Incentive Plan (the “Plan”). Under the Plan, Stock Options may be granted to Employees, Directors, and Consultants in the form of Incentive Stock Options or Nonstatutory Stock Options. Stock Purchase Rights, time vested and/performance invested Restricted Stock, and Stock Appreciation Rights and Unrestricted Shares may also be granted under the Plan. The initial maximum number of shares that may be issued under the Plan shall be 297 shares, and no more than 15 Shares of Common Stock may be granted to any one Participant with respect to Options, Stock Purchase Rights and Stock Appreciation Rights during any one calendar year period. Common Stock to be issued under the Plan may be either authorized and unissued or shares held in treasury by the Company. The term of the Plan shall be ten years. The Board of Directors may amend, alter, suspend, or terminate the Plan at any time. All 297 options were issued under the plan prior to January 1, 2010, and to-date all remain outstanding.

21.	EQUITY BASED INCENTIVE/RETENTION BONUSES

On November 2, 2012, the Board of Directors consented to grant equity based bonuses to certain key employees and consultants as an incentive to retain their services. Stock incentive bonuses will vest, and be paid out on May 2, 2013, contingent upon continued employment or service. The stock bonus price per share was calculated based on last closing price per the OCBB for a total of $75,100. Shares were set aside and reserved for this transaction. As disclosed in Note 7. RELATED PARTY TRANSACTIONS, $45,000 of the $75,100 bonuses was awarded to the Chief Executive Officer. The Company accrued operating expense ratably from the time of the awards through May 2, 2013, when vested.

22.	STRATEGIC ALLIANCE AGREEMENT

On April 10, 2012, the Company entered into a strategic alliance agreement with Precision Paddleboards, Inc. The agreement provides for 12 month exclusivity granted for $24,000 in one year restricted stock, or 666,667 (pre-reverse stock split). Price per share was calculated as the weighted average per share for 30 days preceding the agreement or $.036 per share. The Company will recognize the operating expense ratably over the twelve month vesting term with corresponding entry to shares payable. For the three and six months ended June 30, 2013, the Company recognized $667 and $6,667 operating expense under the agreement. For the three and six months ended June 30, 2012, the Company recognized $5,333, and $5,333 operating expense under the agreement.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. INTEREST EXPENSE AND OTHER EXPENSE (INCOME), NET

For the three months ended June 30, 2013, non-related party interest expense of $56,200 is comprised of $55,910 interest on convertible debentures, and $290 interest on notes payable. For the three months ended June 30, 2012, non-related party interest expense of $68,754 is comprised of $47,538 interest on convertible debentures, and $21,216 interest on notes payable.

For the three months ended June 30, 2013, $120,402 other income, net is comprised primarily of approximately $50,000 sales commission, $47,500 return and retirement of year end 2012 stock bonuses granted to certain consultants, and approximately $22,000 royalty income on licensed patents. For the three months ended June 30, 2012, $3,830 other income, net is primarily comprised of approximately $8,000 loss on extinguishment of convertible debentures offset by approximately $12.000 individually insignificant, net other income transactions.

For the six months ended June 30, 2013, non-related party interest expense of $125,050 is comprised of $123,620 interest on convertible debentures, $660 interest on notes payable, and $770 other interest. For the six months ended June 30, 2012, non-related party interest expense of $185,529 is comprised of $144,719 interest on convertible debentures, and $40,810 interest on notes payable.

For the six months ended June 30, 2013, $28,624 other income, net is comprised primarily of $93,826 loss on extinguishment of convertible debenture, and offset by approximately $72,000 royalty income on licensed patents, $47,500 return and retirement of year end 2012 stock bonuses granted to certain consultants, and approximately $3,000 other income, net of individually insignificant items. For the six months ended June 30, 2012, $978 other expense, net is primarily comprised of approximately $80,000 loss on extinguishment of convertible debentures, $34,730 write-off as obsolete or down to fair market value some of the merchandise acquired in asset purchase discussed in Note 8. ASSET PURCHASE, and almost completely offset by $95,054 gain on forgiveness of legal accrual, and approximately $19,000 other income, net of individually insignificant transactions.

24.	SECURITIES PURCHASE AGREEMENT

On April 9, 2013, the Company entered into a security purchase agreement for $5,000,000. Funding under the agreement is subject to certain conditions prior to closing and registration statement on Form S-1. Under the agreement, a purchase commitment fee of 5% of the commitment amount, or $250,000, is payable in three tranches of restricted shares of common stock. The first tranche representing 50%, or $125,000, of the commitment fee was payable upon execution of the security purchase agreement. The second tranche of 25%, or $75,000, is payable 90 days after issuance of the first tranche. The third tranche of 25%, or $75.000, is payable 90 days after issuance of the second tranche. Per the agreement, at no time shall the investor be issued shares of common stock in excess of 9.99% ownership of the outstanding shares of common stock of the Company. Upon successful registration on Form S-1 by the Company, the investor will purchase $5,000,000 in stock from the Company in accordance with terms and conditions of the agreement. Purchase price per the agreement is 85% of market price calculated using the volume weighted average stock price for five consecutive trading days after the Company provides advance notice of purchase request. Advance notices cannot be delivered sooner than ten trading days apart, and at no time my advances result in the investor beneficially owning in excess of 9.99% outstanding shares of common stock of the Company.

As of the three months ended June 30, 2013, the Company had not issued the first tranche of the commitment fee payable in restricted common stock. As a result, 462,963 shares of restricted common stock, or $125,000, are included in stock payable as presented on the face of the statement of stockholders’ deficit at June 30, 2013. The Company capitalized the $125,000 commitment fee, and will amortize over the life of the agreement, or 36 months. For the three months ended June 30, 2013, $8,680 was amortized. The net commitment fee is included in other assets on the balance sheet.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	SUBSEQUENT EVENTS

On August 5, 2013, the Company issued 2,058 shares of restricted common stock, to the non-employee Board of Director in payment of $2,500 Board of Director Fee for July 2013 at the weighted average price during the month.

On August 5, 2013, the Company issued 33,333 shares of restricted common stock to satisfy $4,500 in accrued payroll at the weighted average price for the period earned.

On July 16, 2013, the Company issued 462,963 shares of restricted common stock representing 50%, or $125,000, of the commitment fee as discussed in NOTE. 25. SECURITIES PURCHASE AGREEEMENT. Prior to the reverse stock split, which become effective on July 15, 2013, as discussed in Note 19. CHANGE IN CAPITAL STRUCTURE, the Company did not have enough authorized shares remaining to satisfy the commitment fee. As a result, the investor waited until after the effective date of the reverse stock split to request payment of the first tranche of commitment fee. After issuance of the restricted shares of stock to the investor, The Company noted that the issuance of the shares violated terms of the agreement in that the number of shares issued exceeded 9.99% of the outstanding shares of common stock of the Company rendering the investor an affiliate. As a result, the Company in consultation with legal counsel is determining best course of action to resolve.

On July 7, 2013, the Company borrowed $200,000 from a lender. The loan is due upon demand, and further terms may be defined at a later date. The loan was granted to facilitate satisfaction and cancellation of some debentures. Toward that end the Company is currently in negotiation with one lender on settlement of all outstanding debt with them. The Company believes settlement is imminent and terms and conditions will be in the best interest of the Company.

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

Results of Operations for the Three Months Ended June 30, 2013, as Compared to the Three Months Ended June 30, 2012

Net revenues. For the three months ended June 30, 2013, we had net revenues of $592,635 as compared to net revenues of $750,489 for the three months ended June 30, 2012, a decrease of $157,854 or 21.03%. For the three months ended June 30, 2013, as compared to the same period in 2012, sales decreased in each product category. Tankfill system and related sales decreased approximately $38,000; hookah system and related sales decreased approximately $84,000; scuba and related sales decreased by approximately $31,000; and sales of other products and services decreased approximately $5,000. Dealer sales in general have been down, and some dealers that stocked up heavily during the second quarter of 2012, scaled back during the second quarter of 2013. The Company attributes the overall decline in sales to the unpredictable consumer spending patterns as economic uncertainty continues as well as to unseasonable inclimate boating/diving conditions in South Florida, the Company’s core market, during the period. Also, Dealers, which are predominantly small businesses, are managing their funds more strictly to allow for increasing prices such as insurance, fuel costs, taxes, etc. so are becoming less likely to purchase items for stock unless deep discounts are offered. Instead, Dealers are more likely to purchase from the Company based on real time orders placed by their customers. The Company is currently analyzing the situation closely to determine how best to address to improve overall sales going forward.

Cost of net revenues. For the three months ended June 30, 2013, we had cost of net revenues of $446,821 as compared with cost of net revenues of $489,297 for the three months ended June 30, 2012, a decrease of $42,476 or 8.68%. Cost of net revenues decreased by $42,476 primarily a result of $71,000 decrease in material costs partially offset by $32,000 increase in direct and subcontract labor for the second quarter of 2013, as compared to the second quarter of 2012. The $71,000 decrease in material costs is primarily a result of decrease in net revenues, with material costs as a percentage of net revenues remaining fairly constant. The $32,000 increase in direct payroll and subcontract is primarily due to production of sewn product in-house in 2013 versus bulk purchases of sewn products from overseas in 2012, and increase in subcontract labor because there was a large credit in the second quarter of 2012 for which there was no corresponding credit in 2013. Otherwise, subcontract expense would have been relatively consistent between the periods.

Gross profit. For the three months ended June 30, 2013, we had a gross profit of $145,814 as compared to gross profit of $261,192 for the three months ended June 30, 2012, a decrease of $115,378 or 44.17%. The decrease in gross profit is primarily attributable to decrease in net revenues for the three months ended June 30, 2013, as compared to same period in 2012.

Operating expenses. For the three months ended June 30, 2013, we had operating expenses of $350,107 as compared to operating expenses of $495,391 for the three months ended June 30, 2012, a decrease of $145,284, or 29.33%. The $145,284 decrease is comprised of $153,808 decrease in selling, general and administrative, partially offset by $8,524 increase in research and development costs as compared to the same period in 2012. The decrease in selling, general and administrative costs of $153,808, is primarily attributable to decrease in Chief Executive Officer’s compensation of approximately $68,000 (non-cash), decrease in accounting and subcontract labor of approximately $66,000 (non-cash), and approximately $22,000 decrease in dive store expense. The $68,000 (non-cash) decrease in Chief Executive Officers salary for the three months ended June 30, 2013 compared to the same period in 2012 is primarily due to three full months of amortization of prepaid equity based compensation in the second quarter of 2012, whereas, there was less than a month amortized in second quarter of 2013 until fully amortized. The $66,000 (non-cash) decrease in accounting and subcontract labor in second quarter of 2013 compared to the same period of 2012, is due to multiple consultants and accountants, which performed special projects for payment in stock during the second quarter of 2012, for which there was not comparable work needed in the second quarter of 2013. The approximate $22,000 decrease in dive store expense in the second quarter of 2013, is due to non-reoccurring expenses in the second quarter of 2012, associated with the April 1, 2012, dive store opening, without any comparable expenses in the second quarter of 2013. The $8,524 increase in research and development costs for the second quarter of 2013 compared to the second quarter of 2012, is due to higher allocation of payroll expense to research and development for the period.

Other (income) expense, net. For the three months ended June 30, 2013, we had other income, net of $629,620 as compared to other expense, net of $66,698 for the three months ended June 30, 2012, an increase of $696,318 other income, net or 1,043.99%. This account is comprised of other (income) expense, net, change in derivative liability, and interest expense. Other (income) expense, net, increased by $116,572 income, and is comprised of transactions that are generally of a non-recurring nature. The $116,572 net increase in other (income) expense is primarily attributable to approximately $72,000 in product royalty income received during the second quarter of 2013, without comparable income during the same period in 2012; and approximately $48,000 income due to retirement of 2012 stock bonuses returned by certain consultants after the Company issued the stock in the first quarter of 2013. The change in derivative liability of $565,689 income is a result of reversal of 100% of this charge recorded during first quarter of 2013. The charge was recorded in the first quarter of 2013 due to convertible debt commitments in excess of authorized shares primarily triggered by a decline in stock price for which there was no comparable charge in the first quarter of 2012. However, the reverse stock split (1 -for- 1,350), which became effective in second quarter of 2013, remedied the liability by rendering authorized shares sufficient to cover commitments resulting in the reversal of the liability in the second quarter of 2013. Interest expense declined by $14,057 for the second quarter ended June 30, 2013, as compared to the second quarter ended June 30, 2012. The $14,057 decline is primarily attributable to less accretion of discount interest due to full accretion of discount on debentures by second quarter of 2013 as compared to second quarter of 2013, and although a new discount exists on debenture entered into second quarter of 2013, the amount is much smaller than previous discounts resulting in lower monthly accretion amount.

Provision for income tax expense. For the three months ended June 30, 2013, we had a provision for income tax benefit of $456 as compared to a provision for income tax expense of $380 for the three months ended June 30, 2012, an increase in the provision for income tax benefit of $836, or 220.00%. The increase in provision for income tax benefit is primarily a result of decrease in valuation allowance against the deferred tax asset attributable to realization of the net operating loss carryforward due to net income for the three months ended June 30, 2013, as compared to the same period in 2012.

Net income. For the three months ended June 30, 2013, we had net income of $425,783 as compared to net loss of $301,277 for the three months ended June 30, 2012, an increase in net income of $727,060 or 241.33%. The $727,060 increase in net income is primarily attributable to $696,318 increase in other income, net, $145,284 decrease in operating expenses, $836 increase in tax benefit, and partially offset by $115,378 decrease in gross profit.

Results of Operations for the Six Months Ended June 30, 2013, as Compared to the Six Months Ended June 30, 2012

Net revenues. For the six months ended June 30, 2013, we had net revenues of $1,181,298 as compared to net revenues of $1,358,615 for the six months ended June 30, 2012, a decrease of $177,317 or 13.05%. For the six months ended June 30, 2013, as compared to the same period in 2012, sales decreased in each product category. Tankfill system and related sales decreased approximately $62,000; hookah system and related sales decreased approximately $100,000; scuba and related sales decreased by approximately $7,000; and sales of other products and services decreased approximately $9,000. Dealer sales in general have been down, and some dealers that stocked up heavily during the first half of 2012, scaled back during the first half of 2013. The Company attributes the overall decline in sales to the unpredictable consumer spending patterns as economic uncertainty continues as well as to unseasonable inclimate boating/diving conditions in South Florida, the Company’s core market, during the period. Also, Dealers, which are predominantly small businesses, are managing their funds more strictly to allow for increasing prices such as insurance, fuel costs, taxes, etc. so are becoming less likely to purchase items for stock unless deep discounts are offered. Instead, Dealers are more likely to purchase from the Company based on real time orders placed by their customers. The Company is currently analyzing the situation closely to determine how best to address to improve overall sales going forward.

Cost of net revenues. For the six months ended June 30, 2013, we had cost of net revenues of $919,360 as compared with cost of net revenues of $961,843 for the six months ended June 30, 2012, a decrease of $42,483 or 4.42%. Material costs decreased approximately $98,000 during the six months ended June 30, 2013 compared to the same period in 2012, primarily due to decrease in net revenues for the period; however as a percentage of net revenues, material cost also declined approximately 2%, primarily as a result of sales mix. Partially offsetting the decrease in material costs for the period was approximately $$29,000 increase in direct labor and $34,000 overhead costs during the first half of 2013 compared to the first quarter of 2012. The direct labor increase is due primarily to production of sewn product in-house during the first half of 2013 versus bulk purchases in first half of 2012. Increase in overhead is due to increase in allocable expenses from sales, general and administrative costs during the first half of 2013 as compared to the first quarter of 2012.

Gross profit. For the six months ended June 30, 2013, we had a gross profit of $261,938 as compared to gross profit of $396,772 for the six months ended June 30, 2012, a decrease of $134,834 or 33.98%. The decrease in gross profit is primarily attributable to decrease in net revenues for the six months ended June 30, 2013, as compared to same period in 2012.

Operating expenses. For the six months ended June 30, 2013, we had operating expenses of $927,380 as compared to operating expenses of $935,339 for the six months ended June 30, 2012, a decrease of $7,959, or less than 1%.

Other expense, net. For the six months ended June 30, 2013, we had other expense, net of $97,354 as compared to $190,415 for the six months ended June 30, 2012, a decrease of $93,061, or 48.87%. This account is comprised of other (income) expense, net, and interest expense. Other (income) expense, net, increased by $29,602 income, and is comprised of transactions that are generally of a non-recurring nature. The $29,602 net increase in other income, net is primarily due to approximately $72,000 in product royalty income received during the second quarter of 2013, without comparable income during the same period in 2012; approximately $48,000 income due to retirement of 2012 stock bonuses returned by certain consultants after the Company issued them stock in the first quarter of 2013; and partially offset by approximately $94,000 loss on extinguishment and refinance of convertible debentures, without comparable transactions in the first half ended June 30, 2012. Interest expense declined by $63,459 for the six months ended June 30, 2013, as compared to the six ended June 30, 2012. The $63,459 decline is primarily due to $20,000 decline in interest on the property mortgage, which ceased after property foreclosure, with the remaining decrease primarily attributable to less accretion of discount interest due to full accretion of discount on debentures by first half of 2013 as compared to first half of 2012, as well as less discounts recorded on new debentures, which refinanced old debentures, for which losses were recognized rather than new discounts for accretion.

Provision for income tax expense. For the six months ended June 30, 2013, we had a provision for income tax expense of $3,327 as compared to $13,496 for the six months ended June 30, 2012, a decrease in provision for income tax expense of $10,169, or 75.35%. The decrease in provision for income tax expense is primarily a result of adjustment to valuation allowance against the deferred tax asset attributable to realization of the net operating loss carryforward for the six months ended June 30, 2013, as compared to the same period in 2012.

Net loss. For the six months ended June 30, 2013, we had net loss of $766,123 as compared to net loss of $742,478 for the six months ended June 30, 2012, an increase in net loss of $23,645 or 3.18%. The $24,025 increase in net loss is primarily attributable to $134,834 decrease in gross profit, partially offset by $93,061 decrease in other (income) expense, net, $9,789 decrease in provision for income tax expense, and $7,959 decrease in operating expenses.

Liquidity and Capital Resources

As of June 30, 2013, the Company had cash and current assets (primarily consisting of inventory) of $938,271 and current liabilities of $1,834,519, or a current ratio of .51 to 1. This represents a working capital deficit of $896,248. As of December 31, 2012, the Company had cash and current assets of $894,573 and current liabilities of $1,770,503, or a current ratio of .51 to 1. As of December 31, 2011, the Company had cash and current assets of $796,051 and current liabilities of $2,698,631 or a current ratio of .30 to 1.

The consolidated financial statements included herein have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. We have incurred losses since 2009, and expect to have losses in 2013. We have had a working capital deficit since 2009. Although cured effective the fourth quarter 2010, the Company defaulted on its first mortgage in the third quarter of 2010, which resulted in an automatic default on its second mortgage, and was restructured with a forbearance agreement with a maturity date of May 22, 2012. The Company was notified of default under the forbearance agreement on or around April 27, 2012, and the real estate was foreclosed on and purchased at auction by lender on August 16, 2012. See Note 17. COMMITMENTS AND CONTINGENCIES for further discussion related to the mortgage, forbearance agreement, and foreclosure.

The Company is behind on payments due for payroll taxes and withholding, matured convertible debentures, related party notes payable, accrued liabilities and interest –related parties, and certain vendor payables. The Company is handling delinquencies on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue.

During the fourth quarter of 2011, the Company formed a joint venture with one dive entity, and in the first quarter of 2012, purchased the assets of another, with assumption of their retail location lease. The Company accomplished both transactions predominantly through issuance of restricted common stock in BWMG. The Company believed these transactions would help generate sufficient working capital in the future. However, to-date neither generated profit or cash-flow. Effective May 31, 2013, the Company closed and ceased operations at its retail facility. The Company is still involved in the joint venture. As a result, the Company does not expect that existing cash flow will be sufficient to fund presently anticipated operations beyond the third quarter of 2013. This raises substantial doubt about BWMG’s ability to continue as a going concern. The Company will need to raise additional funds and is currently exploring alternative sources of financing. We have issued a number of convertible debentures as an interim measure to finance our working capital needs. We have historically paid for many legal and consulting services with restricted stock to maximize working capital, and intend to continue this practice in the future. We have implemented some cost saving measures and will continue to explore more to reduce operating expenses.

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

We incurred net losses of approximately $767 thousand for the six months ended June 30, 2013, $2.01 million in 2012, and $3.77 million in 2011. We anticipate these losses will continue for the foreseeable future. Additionally, the Company has negative cash flows from operations, negative working capital, is behind on payments due for payroll taxes and withholding, matured convertible debentures, related party notes payable, accrued liabilities and interest –related parties, a note payable due an unrelated party, and certain vendor payables. The Company is working out all matters of delinquency on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue. During the year ended December 31, 2012, the Company’s real estate was foreclosed upon, and the Company now operates under a short-term lease of the property. This raises a substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon generating working capital and obtaining adequate new debt or equity financing. Because of our continuing losses, we may not have working capital to permit us to remain in business through the end of the year, without improvements in our cash flow from operations or new financing. Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses.

The Company defaulted under its Forbearance Agreement on the mortgage underlying the Company’s real estate and assets, the real estate was sold, and other assets may be at risk.

On or about April 27, 2012, the Company received a default notice from Branch Banking and Trust (BBT) under its Forbearance Agreement on the mortgage underlying the Company’s real estate. BBT subsequently received judgment of foreclosure, as the 17th Judicial Circuit of the Circuit Court of Broward County awarded BBT a final judgment in the amount of $1,123,269. On August 16, 2012 the Company’s real estate foreclosed upon was sold through a court ordered auction. At the foreclosure sale, the lender was highest bidder with a bid of $1,300. On July 17, 2012, the Court entered a Final Judgment of Foreclosure against the Company for $1,123,269, plus post-judgment interest. On December 14, 2012, the lender served the Company with Notice of Final Judgment of Foreclosure. Per the Notice, the lender seeks Final Judgment including post-judgment interest and costs through date of sale of $1,127,643 plus post-judgment interest and related expenses. The lender asserts the fair market value of the property on the date of sale was $1,030,000 and is seeking final judgment against the Company for the shortfall amount between the Final Judgment amount and the fair market value of the property, or approximately $100,000 plus post-judgment interest and related expenses. Accordingly, the Company recorded a foreclosure liability of $110,000 to cover the shortfall plus post-judgment expenses. The Company made a counteroffer for settlement on or around February 11, 2013, and continues to await response on offer.

The optional conversion features of a series of convertible debentures issued by the Company could require the Company to issue a substantial number of shares of common stock, which will cause dilution to the Company’s stockholders and a potentially negative effect on our stock price.

Since October 4, 2010 the Company has issued convertible debentures to several lenders and other third parties. At June 30, 2013 the outstanding principal balance of these debentures was approximately $709,411. The debentures convert under various conversion formulas, all of which are at a significant discount to market price of our common stock. As of August 2, 2013, the debentures are convertible into approximately 7,850,000 shares of Common Stock. The conversion of any of the debentures will result in the issuance of a significant number of shares of our common stock which will cause dilution to our existing shareholders. Furthermore, the conversion at a significant discount to the market price of our common stock may have a negative effect on our stock price.

Our Common Stock May Be Affected By Limited Trading Volume and May Fluctuate Significantly

Our common stock is traded on the Over-the-Counter Bulletin Board. There is a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Thinly traded common stock can be more volatile than common stock traded in an active public market. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. On March 14, 2013, the Company received notice from The Depository Trust Company (“DTC”) that they had imposed a restriction on physical deposit and Deposit/Withdrawal at Custodian (“DWAC”) electronic deposit transactions, referred to as a “Deposit Chill”. The Company filed an “objection” and engaged independent Counsel to provide legal opinion that all shares deposited were tradable without restriction under the Securities Act of 1933. The action was successful, and on June 26, 2013, DTC advised the Company that it had lifted the Deposit Chill.

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

The specific weakness identified by our management was a lack of personnel with an appropriate level of SEC reporting and accounting experience and training in the application of U.S. Generally Accepted Accounting Principles (“GAAP”) commensurate with our financial reporting requirements and business environment. The weakness is principally due to lack of working capital to retain qualified employees, which are integral to the Company’s process for timely disclosure and financial reporting. Furthermore, our chief executive officer and chief financial officer, Mr. Robert Carmichael, lacks experience in U.S. GAAP and financial accounting. We rely extensively on outside service providers to comply with our financial reporting requirements. Since our inception we have relied on an outside consultant with experience in this area to assist us prepare our financial statements and disclosures in accordance with U.S. GAAP. Until such time as we have a chief executive officer and chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements. This deficiency resulted in the failure of the Company to timely file Form 8-K current reports relating to entering into new debenture agreement, securities purchase agreement, and other equity issuances during the period covered by this report. These transactions are disclosed in the notes to the Company’s Financial Statements for the period covered by this report included herein.

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

None.

Item 1a. Risk Factors

Not Applicable to Smaller Reporting Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this report, the Company sold securities without registration under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemption provided in Section 4(a)(2) as described below or as otherwise previously disclosed on Form 8-K. The securities were issued with a legend restricting their transferability absent registration of applicable exemption. The number of shares below have been restated to reflect the reverse stock split (1 -for-1,350), which became effective on July 15, 2013.

During the three months ended June 30, 2013, one lender converted $27,800 under convertible to 134,568 shares of stock. In addition, the lender converted $3,140 accrued interest to 19,383 shares of stock. The stock was issued without restrictive legend because the Rule 144 holding period had been met at time of issuance. Terms of conversion as per the debenture were 61% of weighted average stock price five trading days prior to conversion notice per share based consistent with terms of the debenture.

During the three months ended June 30, 2013, one lender converted $22,054 under convertible debentures to 281,601 shares of stock. The stock was issued without restrictive legend because the Rule 144 holding period had been met at time of issuance. Terms of conversion as per the debenture was 44% of lowest closing bid price for ten trading days prior to conversion notice per share consistent with terms of debentures.

During the three months ended June 30, 2013, pursuant to a consulting agreement for business advisory services, the Company issued 35,236 restricted shares valued at $7,200. Pursuant to the agreement, the stock conversion price is a weighted average for the month the services were granted at a 30% discount. However, the shares were valued at the full weighted average price per share in the month the services were rendered.

During the three months ended June 30, 2013, the Company paid $5,000 of 2nd Quarter non-employee Board of Director’ fees with 4,115 shares of restricted stock based on the weighted average price per share outstanding for the second quarter 2013.

.

During the three months ended June 30, 2013, $667 or 26 shares of restricted stock vested pursuant to product exclusivity agreement.

During the three months ended June 30, 2013, $78,894, or 347,648 equity based compensation and incentive/retention bonuses vested and/or were declared payable to the Chief Executive Officer. In addition, the Company converted $50,000 Note payable the Chief Executive Officer to 370,370 shares of stock.

During the three months ended June 30, 2013, $5,025 or 4,136 equity based incentive retention bonuses vested and/or were declared payable to various consultants and employees of the Company.

During the three months ended June 30, 2013, the Company recorded as payable 462,963 restricted shares or $125,000 for securities purchase commitment fee.

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

* Attached as Exhibit 101 to this report are the following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Deficit (iv) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed "filed" or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2013	Brownie’s Marine Group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer

