Form 10-Q
period 2013-09-30
Brownie's Marine Group, Inc
filed 2013-11-12
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q
(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to                .

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
Yes  ☐  No  ☒

There were 3,940,755 shares of common stock outstanding as of November 1, 2013.

PART I

Item 1.   Financial Statements

Financial Information

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2013	2012
ASSETS

Current assets
Cash	$109,552	$69,292
Accounts receivable, net of $39,000 and $36,000 allowance for doubtful accounts, respectively	29,637	20,556
Accounts receivable - related parties	102,831	51,703
Inventory	682,158	603,867
Prepaid expenses and other current assets	138,650	148,851
Deferred tax asset, net - current	206	304
Total current assets	1,063,034	894,573

Furniture, fixtures and equipment, net	63,681	72,281

Deferred tax asset, net - non-current	5,589	9,781
Other assets	27,635	31,635

Total assets	$1,159,939	$1,008,270

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$467,455	$508,715
Customer deposits and unearned revenue	202,040	53,678
Royalties payable - related parties	139,712	137,563
Other liabilities	358,235	170,827
Other liabilities and accrued interest - related parties	73,017	80,517
Convertible debentures, net	540,699	638,667
Notes payable - current portion	12,616	12,152
Notes payable - related parties - current portion	66,508	168,384
Total current liabilities	1,860,282	1,770,503

Long-term liabilities
Notes payable - long-term portion	5,816	15,412
Notes payable - related parties - long-term portion	--	--

Total liabilities	1,866,098	1,785,915

Commitments and contingencies

Stockholders' deficit
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding	425	425
Common stock; $0.0001 par value; 5,000,000,000 shares authorized; 4,845,925 and 2,357,589 shares issued, respectively; 3,649,703 and 401,424 shares outstanding, respectively	365	40
Common stock payable; $0.0001 par value; 1,827,124 and 962,940 shares, respectively	182	96
Prepaid equity based compensation	--	(137,494)
Additional paid-in capital	8,459,222	7,648,732
Accumulated deficit	(9,166,353)	(8,289,444)
Total stockholders' deficit	(706,159)	(777,645)

Total liabilities and stockholders' deficit	$1,159,939	$1,008,270

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net revenues
Net revenues	$662,680	$791,343	$1,423,307	$1,783,199
Net revenues - related parties	228,692	199,045	649,363	565,805
Total net revenues	891,372	990,388	2,072,670	2,349,004

Cost of net revenues
Cost of net revenues	562,423	580,497	1,467,500	1,509,676
Royalties expense - related parties	22,385	21,071	36,668	53,735
Total cost of net revenues	584,808	601,568	1,504,168	1,563,411

Gross profit	306,564	388,820	568,502	785,593

Operating expenses
Selling, general and administrative	416,113	481,306	1,327,894	1,406,937
Research and development costs	12,849	2,429	28,448	12,137
Total operating expenses	428,962	483,735	1,356,342	1,419,074

Loss from operations	(122,398)	(94,915)	(787,840)	(633,481)

Other (income) expense, net
Other (income) expense, net	(68,110)	287,639	(96,734)	288,617
Interest expense	55,532	25,086	180,582	210,615
Interest expense - related parties	3	1,409	931	5,318
Total other (income) expense, net	(12,575)	314,134	84,779	504,550

Net loss before provision for income taxes	(109,823)	(409,049)	(872,619)	(1,138,031)

Provision for income tax expense	963	22,849	4,290	36,345

Net loss	$(110,786)	$(431,898)	$(876,909)	$(1,174,376)

Basic income (loss) per common share	$(0.04)	$(3.84)	$(0.42)	$(13.16)
Diluted income (loss) per common share	$(0.04)	$(3.84)	$(0.42)	$(13.16)

Basic weighted average common shares outstanding	3,117,377	112,538	2,091,619	89,251
Diluted weighted average common shares outstanding	3,117,377	112,538	2,091,619	89,251

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

							Prepaid	Additional		Total
	Common stock		Preferred stock		Common stock payable		Equity based	paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	compensation	capital	deficit	deficit

Balance, December 31, 2012	401,424	$40	425,000	$425	962,940	$96	$(137,494)	$7,648,732	$(8,289,444)	$(777,645)

Issuance of stock payable from prior reporting periods	851,852	85	--	--	(851,852)	(85)	--	--	--	--

Stock granted for consulting, legal, and other professional services	69,828	7	--	--	--	--	--	44,593	--	44,600

Equity based incentive/retention bonuses to consultants	--	--	--	--	10,370	1	--	12,599	--	12,600

Discounts on convertible debentures	--	--	--	--	--	--	--	58,720	--	58,720

Equity based compensation and incentive/retention bonus to Chief Executive Officer	--	--	--	--	143,933	15	--	93,414	--	93,429

Amortization of prepaid equity based compensation to Chief Executive Officer	--	--	--	--	--	--	125,001	--	--	125,001

Conversion of Board of Directors' fees payable to stock	12,346	1	--	--	--	--	--	14,999	--	15,000

Equity based Board of Director's fee for first quarter of 2013 plus April fee prepaid	8,230	1	--	--	--	--	--	9,999	--	10,000

Conversion of employee compensation payable to stock	14,069	2	--	--	--	--	--	8,998	--	9,000

Equity based incentive/retention bonuses to employees	--	--	--	--	2,037	-	--	2,475	--	2,475

Conversion of accrued interest and fees convertible debentures to stock	23,061	2	--	--	--	--	--	4,260	--	4,262

Conversion of convertible debentures to stock	347,745	35	--	--	--	--	--	102,190	--	102,225

Extinguishment of convertible debentures	--	--	--	--	--	--	--	46,913	--	46,913

Equity based compensation for exclusivity pursuant to agreement with Precision Paddleboards, Inc.	--	--	--	--	111	--	--	6,000	--	6,000

Net loss	--	--	--	--	--	--	--	--	(1,191,906)	(1,191,906)

Balance, March 31, 2013 (Unaudited)	1,728,554	$173	425,000	$425	267,540	$27	$(12,493)	$8,053,892	$(9,481,350)	$(1,439,326)

Issuance of stock payable from prior reporting periods	5,185	1	--	--	(5,185)	(1)	--	--	--	--

Stock granted for consulting, legal, and other professional services	35,236	4	--	--	--	--	--	7,196	--	7,200

Equity based incentive/retention bonuses to consultants	--	--	--	--	3,457	--	--	4,200	--	4,200

Discounts on convertible debentures	--	--	--	--	--	--	--	13,333	--	13,333

Equity based compensation and incentive/ retention bonus to Chief Executive Officer	--	--	--	--	347,648	35	--	78,894	--	78,929

Amortization of prepaid equity based compensation to Chief Executive Officer	--	--	--	--	--	--	12,493	--	--	12,493

Equity based Board of Director's fee	4,115	--	--	--	--	--	--	5,000	--	5,000

Conversion of employee compensation payable to stock	74,174	7	--	--	--	--	--	17,993	--	18,000

Retirement of certain 2012 year end equity bonuses returned by consultants	(117,284)	(12)	--	--	--	--	--	(47,488)	--	(47,500)

Equity based incentive/retention bonuses to employees	--	--	--	--	679	--	--	825	--	825

Conversion of accrued interest and fees on convertible debentures to stock	19,383	2	--	--	--	--	--	3,138	--	3,140

Conversion of convertible debentures to stock	416,169	42	--	--	--	--	--	49,812	--	49,854

Conversion of note payable - related party (Chief Executive Officer) to stock	370,370	37	--	--	--	--	--	49,963	--	50,000

Capitalized security purchase commitment fee	--	--	--	--	462,963	46	--	124,954	--	125,000

Equity based compensation for exclusivity pursuant to agreement with Precision Paddleboards, Inc.	--	--	--	--	26	--	--	667	--	667

Net income	--	--	--	--	--	--	--	--	425,783	425,783

Balance, June 30, 2013 (Unaudited)	2,535,903	$254	425,000	$425	1,077,128	$107	$-	$8,362,379	$(9,055,567)	$(692,402)

Issuance of stock payable from prior reporting periods	462,963	46	--	--	(462,963)	(46)	--	--	--	--

Adjustment for shares rounded upward as a result of reverse split	543	--	--	--	--	--	--	--	--	--

Equity based compensation to Chief Executive Officer	--	--	--	--	1,212,959	121	--	71,308	--	71,429

Equity based Board of Director's fee	6,174	1	--	--	--	--	--	7,499	--	7,500

Conversion of employee compensation payable to stock	209,565	21	--	--	--	--	--	13,479	--	13,500

Conversion of convertible debentures to stock	434,555	43	--	--	--	--	--	4,557	--	4,600

Net loss	--	--	--	--	--	--	--	--	(110,786)	(110,786)

Balance, September 30, 2013 (Unaudited)	3,649,703	$365	425,000	$425	1,827,124	$182	$-	$8,459,222	$(9,166,353)	$(706,159)

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012

Cash flows used in operating activities:
Net loss	$(876,909)	$(1,174,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,100	30,839
Amortization of security purchase commitment fees	125,000	--
Change in deferred tax asset, net	4,290	36,345
Equity based compensation for consulting and legal services	51,800	204,795
Equity based compensation for product exclusivity	6,667	11,333
Equity based employee and consultant bonuses	20,100	--
Equity based non-employee Board of Directors' fees	22,500	--
Loss on foreclosure of real estate	--	307,108
Accretion of convertible debenture discounts	130,461	143,067
Equity based compensation and bonuses payable to Chief Executive Officer	243,787	142,857
Amortization of prepaid equity based compensation to Chief Executive Officer	137,494	375,003
Stock issued for supplies and other expensed items	--	9,360
Loss on extinguishment of convertible debentures	93,825	92,993
Retirement of certain 2012 year end consultant bonuses	(47,500)	--
Gain on forgiveness of legal accrual	--	(95,054)
Changes in operating assets and liabilities:
Change in accounts receivable, net	(9,081)	(64,665)
Change in accounts receivable - related parties	(51,128)	(13,075)
Change in inventory	(78,291)	30,989
Change in prepaid expenses and other current assets	10,201	(46,716)
Change in other assets	4,000	(4,000)
Change in accounts payable and accrued liabilities	20,479	(72,735)
Change in customer deposits and unearned revenue	148,362	(63,100)
Change in other liabilities	(15,592)	19,237
Change in other liabilities and accrued interest - related parties	--	28,877
Change in royalties payable - related parties	2,149	15,860
Net cash used in operating activities	(43,286)	(85,058)

Cash flows from investing activities:
Purchase of fixed assets	(5,500)	(19,116)
Net cash used in investing activities	(5,500)	(19,116)

Cash flows from financing activities:
Proceeds from borrowing on convertible debentures	176,750	277,724
Proceeds from short-term loans payable	203,000	47,000
Repayment against short-term loans	--	--
Proceeds from equity investment	--	5,000
Principal payment on convertible debentures	(229,696)	(119,224)
Proceeds from notes payable	--	2,002
Principal payments on note payable	(9,132)	(5,009)
Principal payments on note payable - related party	(51,876)	(44,329)
Net cash provided by financing activities	89,046	163,164

Net change in cash	40,260	58,990

Cash, beginning of period	69,292	27,182

Cash, end of period	$109,552	$86,172

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012

Supplemental disclosures of cash flow information:
Cash paid for interest	$14,322	$45,556

Cash paid for income taxes	$--	$--

Supplemental disclosures of non-cash investing activities and future operating activities:
Discounts on convertible debentures	$72,053	$99,940

Stock and additional paid-in capital for assets purchased from Florida Dive Industries, Inc.	$--	$50,040

Conversion of convertible debentures to stock	$156,679	$137,830

Conversion of accrued payroll to stock	$40,500	$45,000

Conversion of accrued interest and fees on convertible debentures to stock	$7,398	$13,354

Conversion of accrued Non-employee Board of Directors fees to stock	$15,000	$--

Conversion of short-term loan to stock	$--	$20,000

Security purchase commitment fees payable in stock	$125,000	$--

Write off of real estate due to foreclosure and sale	$--	$1,075,165

Write off of mortgage due to foreclosure and sale of real estate	$--	$1,053,994

Real estate foreclosure difference between court judgement and sale amount recorded as estimated libiiliaty (adjusted to $103,026 in subsequent period)	$--	$300,569

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

Reclassifications – Certain reclassifications have been made to the 2012 financial statement amounts to conform to the 2013 financial statement presentation.  Effective July 15, 2013, the Company effectuated a reverse stock split (1 -for- 1,350). See Note 19. CHANGE IN CAPITAL STRUCTURE for more information.  Accordingly, the transactional number of shares referenced throughout the Notes has been retroactively stated unless otherwise noted.

Cash and equivalents – Only highly liquid investments with original maturities of 90 days or less are classified as cash and equivalents.  These investments are stated at cost, which approximates market value.

Going Concern –The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements.   We have incurred losses since 2009, and expect to have through 2013.  We have had a working capital deficit since 2009. The Company defaulted on its first mortgage in the third quarter of 2010, which resulted in an automatic default on its second mortgage, and was restructured with a forbearance agreement with a maturity date of May 22, 2012.  The Company was notified of default under the forbearance agreement on or around April 27, 2012, and the real estate was foreclosed upon and purchased at auction by lender on August 16, 2012. See Note 17. COMMITMENTS AND CONTINGENCIES and Note 25.  SUBSEQUENT EVENTS for further discussion related to the mortgage, forbearance agreement, and foreclosure.

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

BROWNIE’S MARINE GROUP, INC.
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of business and summary of significant accounting policies (continued)

Going Concern (continued) – During the fourth quarter of 2011, the Company formed a joint venture with one dive entity, and in the first quarter of 2012, purchased the assets of another, with assumption of their retail location lease.  The Company accomplished both transactions predominantly through issuance of restricted common stock in BWMG.   The Company believed these transactions would help generate sufficient working capital in the future.  However, to-date neither generated profit or cash-flow.  Effective May 31, 2013, the Company closed and ceased operations at its retail facility.  The Company is still involved in the joint venture.  See Note 18. JOINT VENTURE EQUITY EXCHANGE AGREEMENT and Note 8.  ASSET PURCHASE for further discussion of these transactions.  As a result, the Company does not expect that existing cash flow will be sufficient to fund presently anticipated operations beyond the fourth quarter of 2013.  This raises substantial doubt about BWMG’s ability to continue as a going concern. The Company will need to raise additional funds and is currently exploring alternative sources of financing.  We have issued a number of convertible debentures as an interim measure to finance our working capital needs as discussed in Note 12.  CONVERTIBLE DEBENTURES and may continue to raise additional capital through sale of restricted common stock or other securities, and obtained some short term loans.  We have paid for legal and consulting services with restricted stock to maximize working capital. We intend to continue this practice when possible. We have implemented some cost saving measures and will continue to explore more to reduce operating expenses.

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

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which occur.  Advertising and trade show expense was $4,039 and $2,636 for the three months ended September 30, 2013 and 2012, respectively.  Advertising and trade show expense was $37,198 and $15,799 for the nine months ended September 30, 2013, and 2012, respectively.

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

BROWNIE’S MARINE GROUP, INC.
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of business and summary of significant accounting policies (continued)

Stock-based compensation (continued) –For the three months ended September 30, 2013 and 2012, the Company amortized prepaid equity based compensation for personal guarantees of related party on Company’s bank debt, and recorded additional compensation expense to the Chief Executive Officer payable in stock when vested. In addition the Company has paid monthly Board of Director Fee’s for the Company’s one other employee Board of Director during 2013.  See Note 7. RELATED PARTY TRANSACTIONS for further discussion.  For the three months ended September 30, 2012, the company granted stock for consulting services.  See Note 13.  EQUITY BASED COMPENSATION FOR CONSULTING, LEGAL, AND OTHER PROFESSIONAL SERVICES.  In addition, effective in the fourth quarter of 2012 and vesting into the second quarter of 2013, the Company recognized equity based incentive and/or retention bonuses for some employees, and consultants.   See Note 21. EQUITY BASED INCENTIVE/RETENTION BONUSES.  Similarly, for the three and nine months ended months ended September 30, 2013, the Company settled, $13,500 and $40,500 accrued payroll for the period in stock.   For the nine months ended September 30, 2012, the Company settled $45,000 in accrued payroll.  In addition, for the nine months ended September 30, 2013, the Company recognized $6,667 in operating expense for exclusivity pursuant to strategic alliance agreement payable, which vested during the second quarter of 2013. For the three and nine months ended September 30, 2012, The Company recognized $6,000, and $11,333, respectively, in operating expense for exclusivity pursuant to strategic alliance agreement payable, which vested during the second quarter of 2013.  See Note 22. STRATEGIC ALLIANCE AGREEMENT for further discussion.

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

BROWNIE’S MARINE GROUP, INC.
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of business and summary of significant accounting policies (continued)

Fair value of financial instruments (continued) – At September 30, 2013, and  December 31, 2012, the carrying amount of cash, accounts receivable, accounts receivable – related parties, customer deposits and unearned revenue, royalties payable – related parties, other liabilities, other liabilities and accrued interest – related parties,  notes payable, notes payable – related parties, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.  The fair value of our convertible debentures was the principal balance due at September 30, 2013, and December 31, 2012, or $547,365, and $703,740, respectively, as presented in Note 12. CONVERTIBLE DEBENTURES.  The principal balance due approximates fair value because of the short maturity of these instruments.  On the face of the balance sheet the convertible debentures are presented net of discount, which is less than fair market value at period end dates.

Earnings per common share – Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities.  Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period.  Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive.  All common stock equivalent shares were excluded in the computation dilutive earnings per share for the three and nine months ended September 30, 2013, and 2012, since their effect was antidilutive.

New accounting pronouncements – In April 2013, the Financial Accounting and Standards Board (FASB) issued Accounting Standards Update (“ASU”) ASU 2013-07,  Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.  The ASU requires entities to prepare its financial statements using he liquidation basis of accounting when liquidation is imminent.  The Company adopted this ASU in the period ended September 30, 2013, without significant impact to financial condition, results of operations, cash flows, or disclosures to its consolidated financial statements.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740):  Presentation of an Unrecognized Tax Benefit When a Net Operating Loss (NOL) Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU’s objective is to eliminate diversity in practice of treating of unrecognized tax benefit when NOL exists as either a reduction to a deferred tax asset or as a liability.  The ASU clarifies that the unrecognized tax benefit or a portion of an unrecognized tax benefit should be presented in the financial statements as a reduction to the deferred tax asset for a NOL carrryforward, a similar tax loss, or a tax credit forward with an exception.  The exception is to the extent a NOL carryforward, a similar tax loss, or a tax credit forward is not available at the reporting date under the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized  tax benefit should instead be presented as a liability.  This ASU is effective for fiscal year, and interim periods, beginning after December 15, 2013.  The Company is currently evaluating the impact if any of adoption of this ASU on financial condition, results of operations, cash flows, and disclosures to its consolidated financial statements.

The Company believes there was no additional new accounting guidance adopted but not yet effective that is relevant to the readers of our financial statements.

  BROWNIE’S MARINE GROUP, INC.
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    INVENTORY

       Inventory consists of the following as of:

	September 30, 2013	December 31, 2012

Raw materials	$314,939	$324,459
Work in process	--	--
Finished goods	367,219	279,408
	$682,158	$603,867

3.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets totaling $138,650 at September 30, 2013, consists of $87,032 prepaid inventory, $11,800 engineering deposit, $26,749 prepaid insurance, $7,800 prepaid legal and other professional fees, $3,975 prepaid rent, and $1,294 other prepaid expenses and other current assets.

Prepaid expenses and other current assets totaling $148,851 at December 31, 2012, consists of $108,823 prepaid inventory, $11,800 engineering deposit,  $10,031 employee advances, $8,457 prepaid insurance, $5,000 prepaid legal, $3,240 prepaid rent, and $1,500 trade show deposit.

4.	FURNITURE, FIXTURES, AND EQUIPMENT

Furniture, fixtures, and equipment consists of the following as of:

	September 30, 2013	December 31, 2012

Furniture, fixtures, vehicles and equipment	$186,796	$181,296
Less: accumulated depreciation and amortization	(123,115)	(109,015)
	$63,681	$72,281

On August 16, 2012 the Company’s real estate foreclosed upon was sold through a court ordered auction.  At the foreclosure sale, the lender was highest bidder with a bid of $1,300.  On July 17, 2012, the Court entered a Final Judgment of Foreclosure against the Company for $1,123,269, plus post-judgment interest. On December 14, 2012, the lender served the Company with Notice of Final Judgment of Foreclosure.  Per the Notice, the lender seeks Final Judgment including post-judgment interest and costs through date of sale of $1,127,643 plus post-judgment interest and related expenses.  The lender asserts the fair market value of the property on the date of sale was $1,030,000 and is seeking final judgment against the Company for the shortfall amount between the Final Judgment amount and the fair market value of the property, or approximately $100,000 plus post-judgment interest and related expenses.  Accordingly, the Company recorded a foreclosure liability of $110,000 to cover the shortfall plus post-judgment expenses.   At the time of the sale, carrying value of the building, building improvements, and land was $1,641,075, mortgage balance was $1,053,997, accrued interest was $15,609, and accrued real estate taxes was $45,006. After reversing all amounts associated with the foreclosed property and recording $110,000 adjustment for difference between the sale and final judgment amount the Company recorded $116,539 loss on foreclosure.  The adjustment and loss include $10,000 estimate of post-judgment expenses based on managements’ best  judgment, and will be periodically reviewed and adjusted as applicable, and/or settled.  See Note 25. SUBSEQUENT EVENTS for Final Judgment Motion granted by the Court setting the amount due $103,026.  As a result, the Company adjusted the liability due the lender downward by $6,974 and reflected as other income for the three and nine months ended September 30, 2013.

On November 1, 2012, the Company entered into a one year lease on the foreclosed real estate, which the Company continues to occupy as it manufacturing facility and headquarters.  The terms of the lease are base rent of $3,750 plus sales tax. Either party can cancel the lease with 90 days written notice.

BROWNIE’S MARINE GROUP, INC.
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     OTHER ASSETS

Other assets of $27,635 at September 30, 2013 consists of $24,740 investment in joint venture, and $2,895 refundable deposits.  See Note 18. JOINT VENTURE EQUITY EXCHANGE AGREEMENT for further information on investment in joint venture and Note 24.  SECURITY PURCHASE AGREEMENT for further information commitment fee.

Other assets of $31,635 at December 31, 2012 consists of $24,740 investment in joint venture, and $6,895 refundable deposits. See Note 18. JOINT VENTURE EQUITY EXCHANGE AGREEMENT for further information on investment in joint venture and Note 24.  SECURITY PURCHASE AGREEMENT for further information commitment fee.

6.	CUSTOMER CREDIT CONCENTRATIONS

The Company sells to three entities owned by the brother of Robert Carmichael, the Company’s Chief Executive officer as further discussed in Note 7 – RELATED PARTIES TRANSACTIONS. Combined sales to these entities for the three months ended September 30, 2013 and 2012, represented 23.40% and 19.22%, respectively, of total net revenues.  Combined sales to these entities for the nine months ended September 30, 2013 and 2012, represented 30.06% and 23.47%, respectively, of total net revenues.  Sales to one unrelated party during the three and nine months ended September 30, 2013, and 2012, represented 20.39% and 9.98% of total net revenues.  For the three months ended September 30, 2012, sales to one unrelated customer represented 14.64% of total net revenues.  Sales to no other customers represented greater than 10% of net revenues for three and nine months ended September 30, 2013, and 2012.

7.	RELATED PARTY TRANSACTIONS

Notes payable – related parties

Notes payable – related parties – consists of the following as of September 30, 2013:

Promissory note payable to the Chief Executive Officer of the Company, unsecured, bearing interest at 7.5% per annum, due in monthly principal and interest payments of $7,050, maturing on August 1, 2013.	$66,508

Less amounts due within one year	66,508

Long-term portion of notes payable – related parties	$--

As of September 30, 2013, principal payments on the notes payable – related parties are as follows:

2013	$66,508
2014	--
2015	--
2016	--
2017	--
Thereafter	--

$66,508

As of September 30, 2013, the Company was approximately thirteen months in arrears on principal payments due under the Note payable to the Chief Executive Officer.  On May 13, 2013, the Company granted the Chief Executive Officer 370,371 (restated for reverse stock split, see Note 18. CHANGE IN CAPITAL STRUCTURE) in satisfaction of $50,000 of note payable – related party.  The shares of stock were issued at the fair market value, or trading price, on the date of the transaction. No default notice has been received and the Company makes monthly payments to not fall further behind until it is able address past due payments.

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

Net revenues and accounts receivable – related parties– The Company sells products to three entities, Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer.  Terms of sale are no more favorable than those extended to any of the Company’s other customers.   Combined net revenues from these entities for three months ended September 30, 2013 and 2012, was $208,543 and $190,384, respectively.  Combined net revenues from these entities for nine months ended September 30, 2013 and 2012, was $623,015 and $551,360, respectively.    Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at September 30, 2013, was $39,950, $11,879, and $19,071, respectively.  Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2012, was $27,759, $15,226, and $8,457, respectively.  Sales to Pompano Dive Center for the three months ended September 30, 2013, and 2012, was $17,124 and $8,661, respectively.  Sales to Pompano Dive Center for the nine months ended September 30, 2013, and 2012, was $23,322 and $14,394, respectively.   Accounts Receivable from Pompano Dive Center at September 30, 2013, and December 31, 2012, was $31,932, and $5,863, respectively.  See Note 18. JOINT VENTURE EQUITY EXCHANGE AGREEMENT for further discussion regarding Pompano Dive Center.   Sales to the Company’s Chief Executive Officer for the nine months ended September 30, 2013, and September 30, 2012 was $25 and $50, respectively.  Sales to 940 Associates, Inc., a Company owned by the Chief Executive Officer, were $3,000 and $0, for the nine months ended September 30, 2013, and 2012, respectively.

Royalties expense – related parties  – The Company has Non-Exclusive License Agreements with 940 Associates, Inc. (hereinafter referred to as “940A”), an entity owned by the Company’s Chief Executive Officer, to license product patents it owns.  Under the terms of the license agreements effective January 1, 2005, the Company pays 940A $2.00 per licensed product sold, rates increasing 5% annually.  Also with 940A, the Company has an Exclusive License Agreement to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement.  Based on this license agreement, the Company pays 940A 2.5% of gross revenues per quarter.  Total royalty expense for the above agreements for the three and nine months ended September 30, 2013 and 2012, is disclosed on the face of the Company’s Consolidated Statements of Operations.  As of September 30, 2013, and December 31, 2012, the Company was approximately and twenty-one months in arrears on royalty payments due. No default notice has been received and the Company plans to make payments as able.

BROWNIE’S MARINE GROUP, INC.
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	RELATED PARTY TRANSACTIONS (continued)

Non-employee Board of Director Fees and Bonus –   Non-employee Board of Director (BOD) compensation is $2,500 per month.  Non-Employee BOD fees for the three months ended September 30, 2013 and 2012, was $7,500 and $7,500, respectively.  Non-Employee BOD fees (related and unrelated party) for the nine months ended September 30, 2013 and 2012, was $22,500 and $30,000, respectively.   One of the two non-employee Board of Directors (“BOD”), of the three person BOD, which included the Chief Executive Officer, resigned his position on April 18, 2012.  As of December 31, 2012, $22,500 of the accrued BOD fees had been converted to stock, leaving $15,000 still due and unpaid, $7,500 due from first quarter of 2012 to the BOD who resigned, and $7,500 due Mikkel Pitzner from fourth quarter of 2012.  Because the remaining non-employee BOD, Mikkel Pitzner, now accounts for 50% of the BODs, the Company reclassified him to related party as of April 2012.   See Other liabilities and accrued interest - related parties below for inclusion of the $7,500 payable to him as of December 31, 2102.   Prior to April 2012, the two non-employee BOD were not classified as related parties.

During the three months ended March 31, 2013, the liability due both non-employee BODs from 2012 was satisfied with stock.  Further, during the three and nine months ended September 30, 2013, BOD fees due Mr. Pitzner for 2013 were satisfied with stock.  On June 20, 2012, Mr. Pitzner converted a $20,000 short-term loan to restricted shares per BOD consent at fair market value of the stock.  In addition, on February 23, 2013, the Company declared a bonus payable for the year ended 2012 for certain employees, service providers, and consultants.  As part of this bonus, Mikkel Pitzner was awarded restricted shares of common stock with $73,000 fair market value.  This amount is included on the statement of stockholders’ deficit as shares payable as of and for the year ended December 31, 2012. The shares were issued to Mr. Pitzner during the first quarter ended March 31, 2013.

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

Other liabilities and accrued interest– related parties

Other liabilities and accrued interest– related parties consists of the following at:

	September 30, 2013	December 31, 2012

Year-end bonus payable to Chief Executive Officer	$67,000	$67,000
BOD fee payable to non-employee – related party	--	7,500
Due to Principals of Carleigh Rae Corp., net	6,017	6,017
Other liabilities – related parties	$73,017	$80,517

The $6,017 due to the Principals of the Carleigh Rae Corp. resulted as part of the patent infringement settlements received by the Company and is discussed above as is the non-employee BOD Fee.

BROWNIE’S MARINE GROUP, INC.
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.      RELATED PARTY TRANSACTIONS (continued)

Restricted common stock issued for personal guarantee  – On April 21, 2011, the Company granted Robert Carmichael, the Chief Executive Officer, 14,815 shares of restricted common stock in consideration of personal guarantees he provided to secure restatement and consolidation of the first and second mortgages of the Company.  The restrictions on the common stock expired 50% on April 20, 2012, and 50% on April 20, 2013, since Mr. Carmichael continued his full time employment with the Company.  The company valued the stock at determined fair market value per share on the date of the transaction and has recorded $1,000,000 of compensation expense to Mr. Carmichael ratably over the two-year term in which the restrictions expired. The unearned balance of the compensation was recorded as prepaid compensation as a component of shareholders’ deficit.  For the three months ended September 30, 2013 and 2012, the Company recognized $0 and $125,001, respectively, as amortization of prepaid compensation under this agreement.  For the nine months ended September 30, 2013 and 2012, the Company recognized $137,494 and $375,003, respectively, as amortization of prepaid compensation under this agreement.  Prepaid compensation remaining under this agreement as of September 30, 2013, and December 31, 2012, was $0 and $137,494, respectively, and is reflected as a component of Stockholders’ Deficit.

Equity based compensation for Chief Executive Officer– On November 2, 2012, the BOD approved a stock incentive bonus to certain key employees and consultants to vest and pay out on May 2, 2013, contingent upon continued employment or services. The stock bonus price per share was calculated based on last closing price per the OTCBB on the effective date of the transaction, or for a total of $75,100.  Shares were set aside and reserved for this transaction.  Of the $75,100 bonus, $45,000 was awarded to the Chief Executive Officer of the Company.  The Company recorded compensation expense ratably over the vesting period. See Note 21. EQUITY BASED INCENTIVE/RETENTION BONUSES for further discussion.  In addition, on February 23, 2013, the Company declared a bonus payable for the year ended 2012 for certain employees, service providers, and consultants.  As part of this bonus, the Chief Executive Officer was awarded $67,000 to be paid out in cash or stock based on later determination by the BOD. This amount is included in operating expense for the year ended December 31, 2012.   See table above for inclusion in other liabilities and accrued interest – related parties.    Further, pursuant to a Written Consent of the BOD of the Company on June 11, 2012, clarifying a meeting held on May 31, 2012, the BOD declared an $83,333 bonus due the Chief Executive Officer payable in shares of restricted stock.  The shares vested as of January 2, 2013.  The grant price per share was based on the closing price of the stock on May 31, 2012.  For accounting purposes, the Company recognized $83,333 operating expense ratably over the seven months the share vested.  Lastly, the Chief Executive Officer’s monthly salary was increased by $16,667 per month beginning in June 2012, payable in restricted stock calculated based on a monthly weighted average share factor of .70, or a 30% discount. The shares will not vest until six months after the last day of each month, continued employment is also a requirement for vesting, and shares will not be issuable until vested.  The Company is recording $23,801 operating expense each month related to the salary increase, which is $16,667 with the discount added back to record at full monthly weighted average price per market.  All equity based compensation to the Chief Executive Officer is reflected on the face of the Statement of Stockholders’ Deficit.

Security Purchase Agreement– On April 9, 2013, the Company entered into a security purchase agreement for up to $5,000,000.  On July 16, 2013, the Company issued 462,963 shares of restricted common stock representing 50%, or $125,000, of the commitment fee under the agreement.  The Company advised the party to the agreement that issuance of the shares violated terms of the agreement in that the number of shares exceeded 9.99% of the outstanding shares of common stock of the Company rendering the party an affiliate.  The party has not returned any of the shares, is now classified as an affiliate, and as such violates the terms the Securities Purchase Agreement.  Accordingly, the $125,000 security purchase commitment fee capitalized in second quarter, which the Company began amortizing over the life of the agreement, was fully amortized in the third quarter.  Therefore, for the three and nine months ended September 30, 2013, amortization expense was $116,320, and $125,000, respectively.

BROWNIE’S MARINE GROUP, INC.
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     ASSET PURCHASE

On February 3, 2012, the Company entered into an asset purchase agreement with Florida Dive Industries, Inc. (“Seller”). On March 5, 2012, the same parties executed an amendment (“Amendment”) to the agreement (collectively, the “Agreement”).  Under the terms of the Agreement, the Company acquired certain diving and related inventory, and Seller provided a three year non-compete agreement within a 10-mile wide radius. In addition, the Company assumed a commercial lease obligation for a retail dive store in Boca Raton, Florida beginning in April 1, 2012. The lease is automatically renewable on an annual basis through May 31, 2014, with 90 days written notice assuming the Lessee is in compliance with all terms of the lease. The lease amount was base rental plus an allocated amount of common areas maintenance (‘CAM”). Base rental increases annually by the greater of 5% or the annual consumer price index. The current monthly rental including CAM at the time of assignment was approximately $3,200.

As a purchase price, the Company agreed to pay Seller, on a monthly basis, beginning April 1, 2012, and thereafter until May 13, 2013, in equal payments, the total cash purchase price of $22,500. In addition, the Company issued Seller 1,630 restricted shares of stock as part of the purchase price as provided for in the Amendment, or $59,400.   Both the restricted stock and the monthly payments due Seller were maintained in an escrow account for six months as a purchase price holdback for contingent liabilities not otherwise settled by Seller.  If such items including rent and any building or zoning code violations had not been paid by Seller during this period, the Company would have settled said liabilities with the purchase price holdback. On October 26, 2012, the Company issued the seller the 1,630 shares previously heldback.  As of September 30, 2013, the Company had paid Seller $9,643 toward the $22,500 cash purchase price leaving a balance of $12,857.  On May 31, 2013, the Company closed the dive store and vacated the premises.  As of June 30, 2013, it appeared the Company forfeited its deposit with the landlord for failure to provide 90 days’ notice of intent to vacate.  As a result, the Company wrote-off as other expense the amount on deposit with the landlord, or $3,200.  However, during the third quarter ended September 30, 2013, the landlord refunded the deposit whereby the Company reversed its entry to other expense as of September 30, 2013.

9.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $467,455 at September 30, 2013, consists of $187,876 accounts payable trade, $51,722 accrued payroll and related fringe benefits, $62,500 accrued year-end bonuses, $45,170 accrued payroll taxes and withholding, $119,080 accrued interest, and $1,107 other accrued liabilities.  Accrued payroll taxes and withholding were approximately six months in arrears at September 30, 2013.  Balances due certain vendors are also due in arrears to varying degrees.  The Company is handling all delinquent accounts on a case by case basis.

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

BROWNIE’S MARINE GROUP, INC.
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	OTHER LIABILITIES

Other liabilities of $358,235 at September 30, 2013, consists of $103,026 foreclosure liability, $240,000 short-term loans, $12,858 payable for assets purchased pursuant to Asset Purchase Agreement (Note 8. ASSET PURCHASE), and $2,351 on-line training liability. The foreclosure liability is the final court judgment amount, see Note 25. SUBSEQUENT EVENTS, which represents the shortfall between the mortgage and fees owed and value of the property foreclosed upon. The $240,000 short-term loans is comprised of four loans due on demand from unrelated parties.  The loans have no other stated terms except one for $200,000 indicated it was for settlement of convertible debenture debt.  As such the Company used the proceeds toward settlement of convertible debentures referenced in (13) of Note 12.  CONVERTIBLE DEBENTURES.

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

BROWNIE’S MARINE GROUP, INC.
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	NOTES PAYABLE

Notes payable consists of the following as of September 30, 2013:

Promissory note payable, unsecured, bearing interest at 5% simple interest per annum, due in weekly principal and interest payments of $250, maturing on March 10, 2015.	$18,432

Less amounts due within one year	12,616

Long-term portion of notes payable	$5,816

As of September 30, 2013, principal payments on the notes payable are as follows:

2013	$3,270
2014	12,540
2015	2,622
2016	--
2017	--
Thereafter	--

$18,432

In February 2011, the Company converted a vendor payable into an unsecured promissory note as reflected above and below in note payable balances as of September 30, 2013, and December 31, 2012.  Principal and interest payments of $2,000 per month were to begin on February 28, 2011, and continue through August 31, 2012, maturity.  Since the Company was in arrears on payments, on June 1, 2012, the Company restructured the Note with the vendor.  Effective June 5, 2012, the Company began making payments under the restructured terms as reflected in both note payable tables.

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

BROWNIE’S MARINE GROUP, INC.
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. CONVERTIBLE DEBENTURES

The Company has outstanding convertible debentures as follows:

Convertible debentures as of September 30, 2013, are as follows:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Origination Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Debenture, Net Balance	Ref.
10/4/2010	4/4/2011	5%	$20,635	$(20,635)	$-	$-	$-	(1)
11/27/2010	5/27/2011	10%	125,000	(53,571)	58,750	-	58,750	(2)
1/7/2011	11/11/2011	5%	76,000	(32,571)	48,000	-	48,000	(3)
2/10/2011	1/14/2011	8%	42,500	(42,500)	-	-	-	(4)
9/12/2011	6/14/2012	8%	37,500	(37,500)	-	-	-	(4)
3/9/2011	3/9/2012	10%	50,000	(34,472)	-	-	-	(5)
5/3/2011	5/5/2012	5%	300,000	(206,832)	300,000	-	300,000	(6)
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	-	10,000	(7)
9/8/2011	9/20/2011	10%	39,724	(17,016)	-	-	-	(8)
2/10, 5/18, 7/17, 11/8/2012	2/10, 5/18, 7/17, 11/8/2014	10%	42,750	-	-	-	-	(9)
3/14/2012	2/10/2014	10%	5,500	-	472	-	472	(10)
12/19/2011	9/21/2012	8%	37,500	(37,500)	-	-	-	(4)
2/7/2012	2/7/2014	10%	16,000	-	-	-	-	(11)
2/10/2012	2/10/2014	10%	39,724	-	2,743	-	2,743	(11)
3/9/2012	3/9/2014	10%	56,250	-	-	-	-	(11)
4/19, 8/17, 11/7/2012	4/4/2011, 2/10, 4/14/2014	5%, 10%	39,847	-	-	-	-	(12)
7/2/2012	4/5/2013	8%	78,500	(35,268)	-	-	-	(4)
8/8/2012	5/2/2013	8%	42,500	(27,172)	28,900	-	28,900	(4)
10/31/2012	8/2/2013	8%	78,500	(50,189)	78,500	-	78,500	(4)
1/18/2013	1/18/2014	10%	84,500	(58,720)	-	-	-	(13)
1/18/2013	1/18/2014	10%	30,500	-	-	-	-	(13)
1/18/2013	1/18/2014	10%	95,000	-	-	-	-	(13)
4/8/2013	4/14/2013	9.9%	20,000	(13,333)	20,000	(6,666)	13,334	(14)
Totals					$547,365		$540,699

Reference numbers in right hand column of table entitled Ref. refer to paragraphs with corresponding  number  that immediately follow the next two paragraphs, which discuss derivative liability.

 BROWNIE’S MARINE GROUP, INC.
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. CONVERTIBLE DEBENTURES (continued)

During the first quarter of 2013,  the Company determined based on closing market price of $.0005 (pre-reverse stock split), and based on terms of  convertible debt, its convertible and/or committed shares were in excess of its authorized common stock of 5,000,000,000.  Most of the Company’s convertible debentures have conversion rates at substantial discount to market price; therefore, a decline in market price impacts the number of shares convertible.  As a result, the Company recorded a derivative liability of $565,689, which represented the amount of shares convertible or committed in excess of the shares authorized at $.0005 per share, the closing market price at March 30, 2013, and as valued according to the Black-Scholes valuation model.  On July 15, 2013, the Company effectuated a reverse stock split (1 -for- 1,350), which was applied retroactively.  See Note 19. CHANGE IN CAPITAL STRUCTURE.  Accordingly, this transaction resulted in significant shares authorized in excess of those committed, and the full derivative liability of $565,689 was reversed.

(1)  The Company converted an accounts payable for legal services to a convertible debenture.  At the option of the lender, the principal amount of the note plus any accrued interest may be converted in whole or in part into Common Stock at the conversion price per share of $.001 by written notice.  The lender will be limited to maximum conversion of 4.99% of the outstanding Common Stock of the Company at any one time.  The debenture and the shares referenced within the debenture may be assignable in whole or in part to a third party at any time during the term.  The Company valued the beneficial conversion feature (BCF) of the convertible debenture at $20,635, the “ceiling” of its intrinsic value. The Company accreted the discount to the convertible debenture and recognize interest expense through its maturity. On the maturity date of the debenture, the lender sold and assigned the debenture to an unrelated third party for the face value of the debenture.  See Note 17. COMMITMENT AND CONTINGENCIES regarding dismissal of lawsuit complaint filed by this party against the Company and the original lender.   Because the original lender asserted default against this party, the original lender re-assigned the debenture to another party. See Ref. (12) for   assignment of the debenture as well as accounting treatment of the assignment.

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

(4)  In 2011, the Company borrowed $42,500, $37,500, and $37,500, respectively, in exchange for three convertible debentures from a lender.  The Company valued the related beneficial conversion features (BCF) at $42,500, 37,500 and 37,500, respectively.   On February 7, 2012, the lender sold/assigned all rights and interest on the first debenture having net book value of $11,000 plus accrued interest of $3,328.  On March 9, 2012, the lender sold/assigned all rights and interest on the second debenture having a net book value of $24,500, plus $1,448 of accrued interest.  See reference (11) which discusses the terms and conditions surrounding the new debentures issued upon extinguishment of the two originals as well as accounting treatment of the transactions.  During the third quarter of 2012, the lender converted to stock the third convertible debenture with $37,500 principal and $1,500 accrued interest outstanding in full satisfaction of the convertible debenture.  The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

On July 2, 2012, the Company borrowed $78,500 from this same lender in exchange for a convertible debenture maturing on April 5, 2013.  Beginning 180 days after the date of the debenture, lender may convert the note to common shares at a 39% discount of the “Market Price” of the stock based on the average of the lowest three (3) closing bid prices on the date prior to the notice of conversion. In addition, if the Company grants a lower price for common stock purchase or conversion to anyone else during the term of this agreement, the lender’s conversion price will be adjusted downward to the same.  The lender cannot convert an amount greater than 4.99% of the outstanding common stock at any one time.  The Company may prepay the debenture at any time before maturity at graduated amounts depending on the date of prepayment ranging from 130% to 150% of the debenture balance plus accrued and unpaid interest.  There is a $2,000 per day penalty for not timely delivering shares upon conversion notice.  The Company is also required to maintain a reserve of shares sufficient to cover the lender’s conversion to common stock of the total amount of the debenture.   The Company valued the BCF of the convertible debenture at $35,268.  Accordingly, the $78,500 debenture was discounted by the amount of the BCF and accreted to the convertible debenture through its maturity, and interest was recognized until converted.  During the nine months ended September 30, 2013, the lender converted $78,500 principal plus accrued interest on the convertible debenture in full satisfaction of the debt.  The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

On August 8, 2012, the Company borrowed $42,500 from this same lender in exchange for a convertible debenture maturing on May 10, 2013.  Beginning 180 days after the date of the debenture, lender may convert the note to common shares at a 39% discount pursuant to the same terms and conditions discussed in preceding paragraph.  The Company valued the BCF of the convertible debenture at $27,172.  Accordingly, the $42,500 debenture was discounted by the amount of the BCF.  The Company accreted the discount to the convertible debenture through its maturity and will recognize interest expense until paid in full or converted.  During the nine months ended September 30, 2013, the lender converted $13,600 principal on the convertible debenture.  The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

BROWNIE’S MARINE GROUP, INC.
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	CONVERTIBLE DEBENTURES (continued)

On October 31, 2012, the Company borrowed $78,500 from this same lender in exchange for a convertible debenture maturing on August 2, 2013.  Beginning 180 days after the date of the debenture, lender may convert the note to common shares at a 39% discount pursuant to the same terms and conditions discussed in two paragraphs preceding this one.  The Company valued the BCF of the convertible debenture at $50,189.  Accordingly, the $78,500 debenture was discounted by the amount of the BCF.  The Company is accreting the discount to the convertible debenture through its maturity and will recognize interest expense until paid in full or converted.

(5)  On March 9, 2011, the Company borrowed $50,000 in exchange for a convertible debenture.  The lender may at any time convert any portion of the debenture to common shares at a 30% discount of the “Market Price” of the stock based on the average of the previous ten (10) days weighted average closing prices on the date prior to the notice of conversion.  The Company may prepay the debenture plus accrued interest at any time before maturity.  In addition, as further inducement for loaning the Company the funds, the Company granted the lender 50,000 and 100,000 warrants at $.25 and $.35 per share (before restatement for 1,350 for 1split) , respectively.  As a result, the Company allocated fair market value (“FMV”) to both the BCF and to the warrants, or $34,472, which was recorded as a discount against the debenture.  The Company accreted the discount to the convertible debenture through its maturity and recognized interest expense until both the debenture and accrued interest were converted to stock in full satisfaction of amounts due, in the first and second quarter of 2012, respectively.  Before discount, the Company determined the FMV of the warrants as $7,500 using the Black-Scholes valuation model.

(6)   On May 3, 2011, the Company borrowed $300,000 in exchange for a convertible debenture.  The Debenture bears 10% interest per annum. The lender may at any time convert any portion of the debenture to common shares at a 30% discount of the “Market Price” of the stock based on the average of the previous ten (10) days weighted average closing prices on the date prior to the notice of conversion.  The Company may prepay the debenture plus accrued interest at any time before maturity.  In addition, as further inducement for loaning the Company the funds, the Company granted the lender 300,000 and 600,000 warrants at $.25 and $.35 per share (before restatement for 1-for-1,350 reverse stock split), respectively.  As a result, the Company allocated fair market value (“FMV”) to both the BCF and to the warrants, or $206,832, which was recorded as a discount against the debenture.  The Company accreted the discount to the convertible debenture through maturity and will recognize interest expense until paid in full or converted.  Before discount, the Company determined the FMV of the warrants as $45,000 using the Black-Scholes valuation model.

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

The Company may prepay at any time in an amount equal to 150% of the principal and accrued interest.  The conversion price under the debenture is $.000275 per share, or $.37125 adjusted for 1-for-1,350 reverse stock split, and the lender may convert at any time until the debenture plus accrued interest is paid in full.  Various other fees and penalties apply if payments or conversions are not done timely by the Company.  The lender will be limited to maximum conversion of 4.99% of the outstanding Common Stock of the Company at any one time.  The debenture and the shares referenced within the debenture may be assignable in whole or in part to a third party at any time during the term.

As of September 30, 2013, the lender had assigned $5,500 under the debenture to four separate parties, and $23,500 to another party.  See reference (10) and (12), respectively, related to the assignments.

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

The new debentures were issued with the same following terms and conditions:  The Company may prepay at any time in an amount equal to 150% of the principal and accrued interest.  The conversion price under the debentures is $.000275 per share, or $.37125 adjusted for 1-for-1,350 reverse stock split, and the lender may convert at any time until the debenture plus accrued interest is paid in full.  Various other fees and penalties apply if payments or conversions are not done timely by the Company.  The lender will be limited to maximum conversion of 4.99% of the outstanding Common Stock of the Company at any one time.  During the nine months ended September 30, 2013, the lender converted $3,211 of the debenture with original principal balance of $39,724 to stock.  The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

On January 18, 2013, the lender sold/assigned all rights and interest on one of its three debentures having net book value of $16,000 plus accrued interest of $1,512.  On the same day, the lender sold/assigned all rights and interest on another of its three debentures having a net book value of $56,250, plus $4,825 of accrued interest.  See reference (13) which discusses the terms and conditions surrounding the new debentures issued upon extinguishment of the two originals as well as accounting treatment of the transactions.  The lender still held the third debenture with original principal balance of $39,724 with net book value of $2,743 at September 30, 2013.

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

During the year ended December 31, 2012, the lender accepted assignment of $23,500, of a convertible debenture from the lender discussed in (9) above. See reference (2) for terms surrounding the original convertible debenture.  In addition, the Company converted $2,125 of the assignments to stock during the nine months ended September 30, 2013, plus $202 of accrued interest in full satisfaction of the amount due this lender under the assignments.  The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

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

The $95,000 and $30,500 debentures contain the same terms and conditions as the $84,500 debenture except there is no prepayment clause and the conversion price is 44% of the lowest closing bid price per share in the ten trading days prior to the conversion notice.  During the nine months ended September 30, 2013, the Company converted $30,500 plus $191 of accrued interest in full satisfaction of the $30,500 debenture, and $22,500 toward the $95,000 debenture. The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.  On August 12, 2013, the Company fully settled $157,446 principal and $8,794 accrued interest totaling $166,240 on the two debentures outstanding with this lender for $170,000.   All pre-payment penalties were waived and the Company recognized the difference between the $166,240 and $170,000, or $3,760, as other expense for the three the nine months ended September 30, 2013.

BROWNIE’S MARINE GROUP, INC.
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	CONVERTIBLE DEBENTURES (continued)

(14)  On April 8, 2013, the Company borrowed $20,000 in exchange for a convertible debenture.  The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (40%) discount as determined from the lowest trading price for the 5 trading days prior to the conversion notice.  The Company valued the BCF of the convertible debenture at $13,333 and is accreting the discount to the convertible debenture, and will recognize interest expense until paid in full or converted.

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

Equity based compensation including bonuses for consulting, legal, and other professional services is presented on the face of the statement of stockholders’ deficit for the three and nine months ended September 30, 2013.  More information on the significant components of the amounts presented for the three and nine months ended September 30, 2013 and 2012, follows:

Pursuant to a consulting agreement for business advisory services, the Company issued or declared payable for the three months ended September 30, 2012, 6,255 shares of restricted common stock for $18,000 in services. Pursuant to the same agreement, the Company issued or declared payable for the nine months ended September 30, 2013, and 2012, 68,032 and 8,588, respectively, for $26,800 and $46,571 in services, respectively.  The brother of this consultant performed engineering services under the same terms and conditions of the agreement and the Company issued 47 restricted shares and recorded operating expense of $2,571 for the nine months ended September 30, 2012.  The stock conversion price under the agreement is calculated as a weighted average for the month the services were granted at a 30% discount.  Up until the end of the first quarter 2012, operating expense was recorded at invoice value due to nominal trading volume.  However, beginning in the second quarter of 2012, operating expense was recorded based on full weighted average share price of the market for the period in which the services were rendered.

On March 27, 2013, the Company entered into a consulting agreement for financial strategic advice for a term of twelve months from the date of the agreement and may be terminated by either party within 30 days written notice and any monies owed are due upon termination.  As initial fee, the Company paid the consultant $25,000 in restricted stock, or 37,038 shares, during the nine months ended September 30, 2013.  Further, upon obtaining $5,000,000 new capital into the Company, the consultant will be due $500,000, upon successfully obtaining a second $500,000 commitment of new capital, $50,000 will be due to the consultant, upon successfully obtaining a third $500,000 commitment of new capital, and the same arrangement through eleven additional commitment of new capital.  Amounts due shall be paid in cash and any brokerage commissions, private placement fees or other fees in connection with obtaining the new capital shall be reduced from the fees due the consultant on a dollar per dollar basis.

On May 18, 2012, the Company issued restricted shares for business advisory and strategic services.  The invoice amount was $3,400 and the number of shares issued, 76, was based on a 30% discount to market weighted average share price for period services were performed.  However, the Company recorded operating expense at the full market weighted average share price for the period in which services were rendered, or $4,857.

On February 2, 2012, the Company entered into a consulting agreement for financial and public relations services.  The term of the agreement is for twelve (12) months and either party may cancel the agreement with 30 days written notice.  Payment was to be monthly beginning in March 2012, in the form of $10,000 cash, or $20,000 worth of common stock based on the weighted average of the Company’s stock for the month at a 30% discount.  Payment in cash or stock was at the option of the Company.  In addition, upon signing of the agreement, the Company was to issue 1,852 shares for services previously provided during the first quarter of 2012.  The Company recognized $29,750 operating expense under this agreement for the first quarter of 2012 and 3,910 shares payable.  Due to the guarantee stock value clause in the Agreement, the Company compared the value at the time the stock was granted with the value at the end of the quarter, and determined there was no need for accrual of additional shares payable to achieve the $20,000 market value to guarantee. After March 31, 2012, this agreement and compensation under this agreement ceased.  Accordingly, no expense related to this agreement was recorded beyond the first quarter of 2012.

On March, 6 2012, the Company converted $16,200 in design services payable into 445 restricted shares of common stock based on the market value of the stock on the date of conversion.

BROWNIE’S MARINE GROUP, INC.
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.   CONVERSION OF ACCRUED PAYROLL TO STOCK

During the three and nine months ended September 30, 2013, the Company converted $13,500 and $40,500, respectively, of accrued payroll to 209,565 and 297,808 restricted stock, respectively,  for services rendered in 2013 based on the weighted average price per share during the months the services were rendered.

15.	INCOME TAXES

The components of the provision for income tax expense are as follows for the three months ended:

	September 30, 2013	September 30, 2012
Current taxes
Federal	$--	$--
State	--	--
Current taxes	--	--
Change in deferred taxes	(46,799)	840,909
Change in valuation allowance	47,762	(818,060)

Provision for income tax expense	$963	$22,849

The components of the provision for income tax expense are as follows for the nine months ended:

	September 30, 2013	September 30, 2012
Current taxes
Federal	$--	$--
State	--	--
Current taxes	--	--
Change in deferred taxes	(82,091)	667,494
Change in valuation allowance	86,381	(631,149)
Provision for income tax expense	$4,290	$36,345

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at September 30, 2013:

Deferred tax assets:
Equity based compensation	$205,903
Allowance for doubtful accounts	13,260
Depreciation and amortization timing differences	--
Net operating loss carryforward	1,183,114
On-line training certificate reserve	823
Total deferred tax assets	1,403,100
Valuation allowance	(1,397,305)

Deferred tax assets net of valuation allowance	5,795

Less deferred tax assets – non-current, net of valuation allowance	5,589

Deferred tax assets – current, net of valuation allowance	$206

The effective tax rate used for calculation of the deferred taxes as of September 30, 2013 was 34%.  The Company has established a valuation allowance against deferred tax assets of $1,397,305 or 99%, due to the uncertainty regarding realization, comprised primarily of a 100% reserve against the net operating carryforward, 100% reserve against the allowance for doubtful accounts, and 97% reserve against the deferred tax assets attributable to the equity based compensation.

BROWNIE’S MARINE GROUP, INC.
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.   INCOME TAXES (continued)

The significant differences between the statutory tax rate and the effective tax rates for the Company for the three months ended are as follows:

	September 30, 2013	September 30, 2012
Statutory tax rate	--%	--%
Increase (decrease) in rates resulting from:
Net operating loss carryforward or carryback	(13)%	62%
Equity based compensation and loss	3%	(4)%
Book/tax depreciation and amortization differences	--%	--%
Change in valuation allowance	10%	(55)%
Other	--%	--%
Effective tax rate	--%	3%

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2012:

Deferred tax assets:
Equity based compensation	$236,145
Allowance for doubtful accounts	12,240
Depreciation and amortization timing differences	--
Net operating loss carryforward	1,071,409
On-line training certificate reserve	1,215
Total deferred tax assets	1,321,009
Valuation allowance	(1,310,924)

Deferred tax assets net of valuation allowance	10,085

Less deferred tax assets – non-current, net of valuation allowance	9,781

Deferred tax assets – current, net of valuation allowance	$304

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

During the second quarter of 2010, the holder of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of preferred stock. The preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company from time to time in accordance with the provisions of Chapter 78 of the Nevada Revised Statutes. Before modification, the existing Articles of Incorporation did not authorize the issuance of shares of preferred stock. The Company authorized the preferred stock for the purpose of added flexibility in seeking capital and potential acquisition targets. The amendment authorizing the issuance of shares of preferred stock grants the Board authority, without further action by our stockholders, to designate and issue preferred stock in one or more series and to designate certain rights, preferences and restrictions of each series, any or all of which may be greater than the rights of the common stock. As of September 30, 2013, the 425,000 shares of preferred stock are owned by the Company’s Chief Executive Officer. The preferred shares have 250 to 1 voting rights over the common stock, and are convertible into 31,481 shares of common stock.

BROWNIE’S MARINE GROUP, INC.
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	COMMITMENTS AND CONTINGENCIES

On June 28, 2013 the Company received notice of claim for damages in excess of $15,000 claiming personal injury due to product defect.  The Company believes the case is without merit and will aggressively defend.  The claim is being handled by the Company’s product liability insurance carrier.   In the less than probable chance that any liability will be assigned the Company, insurance coverage is deemed adequate to address.

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

On or about April 27, 2012, the Company received a default notice from Branch Banking Trust (“BBT”) under its Forbearance Agreement on the mortgage underlying the Company’s real estate. The Company subsequently  received judgment of foreclosure, as the 17th Judicial Circuit of the Circuit Court of Broward County awarded BBT a final judgment in the amount of $1,123,269. On August 16, 2012 the Company’s real estate foreclosed upon was sold through a court ordered auction.  At the foreclosure sale, the lender was highest bidder with a bid of $1,300.  On December 14, 2012, the lender served the Company with Notice of Final Judgment of Foreclosure.  Per the Notice, the lender seeks Final Judgment including post-judgment interest and costs through date of sale of $1,127,643 plus post-judgment interest and related expenses.  The lender asserts the fair market value of the property on the date of sale was $1,030,000 and is seeking final judgment against the Company for the shortfall between the Final Judgment amount and the fair market value of the property, or approximately $100,000 plus post-judgment interest and related expenses.  Until the entire final judgment amount is satisfied, there can be no assurance that BBT will not take possession of certain of the Company’s assets to satisfy the judgment.  See Note 25.  SUBSEQUENT EVENTS for Final Judgment approved by the Court.

On November 1, 2012, the Company entered into a one year lease on the real estate foreclosed upon, which the Company continues to occupy as it manufacturing facility and headquarters.  The terms of the lease are base rent of $3,750 plus sales tax, and either party can cancel the lease with 90 days written notice.

18.	JOINT VENTURE EQUITY EXCHANGE AGREEMENT

On November 7, 2011, the Company entered into a Joint Venture Equity Exchange Agreement (“Agreement”) with Pompano Dive Center, LLC. (“PDC”).  PDC owns a retail store, several dive boats, and has a classroom for training divers.  Under the terms of the Agreement, the Company will provide PDC with an assortment of Brownie’s Third Lung products on consignment, and PDC will act as a training and demonstration site for Brownie’s Third Lung products.  Beginning in 2012, both parties ceased operating under the consignment inventory arrangement.  Inventory not sold was returned and inventory was purchased for sale.   See Note: 7 RELATED PARTY TRANSACTIONS - Net revenues and accounts receivable – related parties for further information on sales to PDC for the period ended September 30, 2013, and related Accounts Receivable balance.  Terms of sale to PDC are no more favorable than those granted other dealers of the Company’s products.

In addition, the Agreement provides for a non-binding letter of intent for the possible acquisition of PDC in exchange for BWMG’s stock for the yet to be agreed upon value of PDC.  In anticipation of a possible purchase, the Agreement provides BWMG with a 33% interest in PDC.  As part of the transaction, BWMG issued 3,394 restricted shares of its common stock with fair market value on the date of the transaction of $24,740 to PDC, reflected in other assets in the long-term portion of the Company’s balance sheet.

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

If this Agreement is terminated by either party and/or a written purchase and sales agreement is not entered into by the parties, then the parties’ respective interests in each other’s business will revert back to the original party.   Accordingly, if this should happen, PDC will relinquish the interest acquired in BWMG through this Agreement and BWMG will do the same.  All property at PDC owned by BWMG would be returned to BWMG at that time as well.  Because the joint venture is cancellable at any time by either party with return of respective interest transferred to each as per the joint venture agreement, possible acquisition of PDC is in the form of a non-binding letter of intent, each entities assets and liabilities remain their own, BWMG will not share in any of PDC losses or additional expenses unless otherwise approved, and the management and operation of PDC remains with PDC, the Company accounted for the investment in PDC under the Cost basis.  For the three and nine months ended September 30, 2013 and 2012, PDC reported pre-tax net losses.   Therefore, there was no profit sharing due the Company under the agreement.

BROWNIE’S MARINE GROUP, INC.
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.   CHANGE IN CAPITAL STRUCTURE

Effective July 15, 2013, the Company effectuated a reverse split of all outstanding shares of Common Stock by a factor of one-for-one thousand three hundred fifty (1 -for- 1,350).  Fractional shares were rounded up to the nearest whole share.  The reverse split became effective as of July 15, 2013.  In accordance with Securities and Exchange Commissions’ Staff Accounting Bulletin Topic 4C, when a change in capital structure occurs after the period reporting date, but before release of the financial statements the Company must apply retroactive treatment to the financial statements to reflect the change.  Accordingly, the Company restated the financial statements for the three and nine months ended September 30, 2013, and 2012, to reflect the change in the number of shares, as well as at September 30, 2013 and December 31, 2012.

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

On November 2, 2012, the Board of Directors consented to grant equity based bonuses to certain key employees and consultants as an incentive to retain their services. Stock incentive bonuses will vest, and be paid out on May 2, 2013, contingent upon continued employment or service. The stock bonus price per share was calculated based on last closing price as reported on per the OTCBB prior to the grant date for a total of $75,100. Shares were set aside and reserved for this transaction. As disclosed in Note 7. RELATED PARTY TRANSACTIONS, $45,000 of the $75,100 bonuses was awarded to the Chief Executive Officer. The Company accrued operating expense ratably from the time of the awards through May 2, 2013, when vested.

22.	STRATEGIC ALLIANCE AGREEMENT

On April 10, 2012, the Company entered into a strategic alliance agreement with Precision Paddleboards, Inc. The agreement provides for 12 month exclusivity granted for $24,000 in one year restricted stock, or 494 shares.  Price per share was calculated as the weighted average per share for 30 days preceding the agreement or $.036 per share.  The Company will recognize the operating expense ratably over the twelve month vesting term with corresponding entry to shares payable.  For the three and nine months ended September 30, 2013, the Company recognized $0 and $6,667 operating expense under the agreement.  For the three and nine months ended September 30, 2012, the Company recognized $6,000, and $11,333 operating expense under the agreement.

BROWNIE’S MARINE GROUP, INC.
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	INTEREST EXPENSE AND OTHER EXPENSE (INCOME), NET

For the three months ended September 30, 2013, non-related party interest expense of $55,532 is comprised of $55,239 interest on convertible debentures, and $293 interest on notes payable.  For the three months ended September 30, 2012, non-related party interest expense of $25,086 is comprised of $46,230 interest on convertible debentures net $19,546 accrued interest written off and reclassified to other expense as part of foreclosure liability, and net $1,598 accrued interest written off on restructured note payable due vendor.  See  Note 11. NOTES PAYABLE and Note 12. CONVERTIBLE DEBENTURES for more information on note payable due vender and  the convertible debentures, respectively.

For the three months ended September 30, 2013, $68,110 other income, net is comprised primarily of approximately $56,000 in sales commission, approximately $7,000 adjustment downward of foreclosure liability resulting from Final Judgment (See Note 25. SUBSEQUENT EVENTS), approximately $3,200 recovery of security deposit written off in prior period, approximately $5,700 individually insignificant, net other income transactions, and partially offset by approximately $4,000 loss on extinguishment of debentures [See Note 12. CONVERTIBLE DEBENTURES, ref. (13)].  For the three months ended September 30, 2012, $287,639 other expense, net is primarily comprised of approximately $307,000 loss on foreclosure of real estate, approximately $13,000 loss on extinguishment of convertible debentures, and partially offset by approximately $19,000 in royalty income, and $13,000 individually insignificant, net other income transactions.

For the nine months ended September 30, 2013, non-related party interest expense of $180,582 is comprised of approximately $178,000 interest on convertible debentures, and approximately $3,000 interest on notes payable and other interest.  For the nine months ended September 30, 2012, non-related party interest expense of $210,615 is comprised of approximately $185,000 interest on convertible debentures, and $26,000 interest on notes payable.

For the nine months ended September 30, 2013, $96,734 other income, net is comprised primarily of $106,000 in sales commissions, approximately $22,000 royalty income on licensed patents, $47,500 return and retirement of year end 2012 stock bonuses granted to certain consultants, approximately $7,000 adjustment downward of foreclosure liability resulting from Final Judgment (See Note 25. SUBSEQUENT EVENTS) patented, approximately $12,000 other income, net of individually insignificant items, and partially offset by approximately $98,000 loss on extinguishment of convertible debentures.  For the nine months ended September 30, 2012, $288,617 other expense, net is primarily comprised of approximately $307,000 loss on foreclosure of real estate, approximately $93,000 loss on extinguishment of convertible debentures, $34,730 write-off as obsolete or down to fair market value some of the merchandise acquired in asset purchase discussed in Note 8. ASSET PURCHASE, and partially offset by $95,054 gain on forgiveness of legal accrual, approximately $19,000 in royalty income, and approximately $32,000 individually insignificant, net other income transactions.

24.	SECURITIES PURCHASE AGREEMENT

On April 9, 2013, the Company entered into a security purchase agreement for $5,000,000.  Funding under the agreement is subject to certain conditions prior to closing and registration statement on Form S-1.  Under the agreement, a purchase commitment fee of 5% of the commitment amount, or $250,000, is payable in three tranches of restricted shares of common stock.  The first tranche representing 50%, or $125,000, of the commitment fee was payable upon execution of the security purchase agreement.  The second tranche of 25%, or $75,000, is payable 90 days after issuance of the first tranche. The third tranche of 25%, or $75,000, is payable 90 days after issuance of the second tranche. Per the agreement, at no time shall the investor be issued shares of common stock in excess of 9.99% ownership of the outstanding shares of common stock of the Company.  Upon successful registration on Form S-1 by the Company, the investor will purchase $5,000,000 in stock from the Company in accordance with terms and conditions of the agreement.  Purchase price per the agreement is 85% of market price calculated using the volume weighted average stock price for five consecutive trading days after the Company provides advance notice of purchase request.  Advance notices cannot be delivered sooner than ten trading days apart, and at no time my advances result in the investor beneficially owning in excess of 9.99% outstanding shares of common stock of the Company.

BROWNIE’S MARINE GROUP, INC.
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	SECURITIES PURCHASE AGREEMENT (continued)

On July 16, 2013, the Company issued 462,963 shares of restricted common stock representing 50%, or $125,000, of the commitment fee.  The Company advised the party to the agreement that issuance of the shares violated terms of the agreement in that the number of shares exceeded 9.99% of the outstanding shares of common stock of the Company rendering the party an affiliate.  The Investor has not returned any of the shares, is now classified as an affiliate and violates the terms of the Securities Purchase Agreement.  As such, the $125,000 security purchase commitment fee that was capitalized in second quarter, that the Company began amortizing over the life of the agreement was fully amortized in the third quarter.  Therefore, for the three and nine months ended September 30, 2013, amortization expense was $116,320, and $125,000, respectively.

25.	SUBSEQUENT EVENTS

On October 30, 2013, the Company signed a secured promissory note, with Mikkel Pitzner, the non-employee BOD, for $85,000.  Per the terms and conditions of the loan, Mr. Pitzner was granted a security interest up to $200,000 in and to all of the Company’s right, title and interest in its fixed assets, inventory, receivables, and all documents including its books, records, and files.  The security was granted junior to BBT until such time the Company settles the deficiency judgment held by the BBT, Senior Creditor, as discussed in the next paragraph. In addition, the terms of the agreement state the Company will use its best efforts to settle the BBT Judgment and terminate all Uniform Commercial Code filings in favor of the Senior Creditor within 10 business days of the date of the agreement.  Terms of the repayment of the loan are $8,585.47 monthly principal and interest payments at 21.21% interest per annum for a term of twelve months beginning thirty days from the date of the note.  As further inducement to make the loan, Mr. Pitzner was granted an option to purchase 1,802,565 shares of the Company’s common stock for $.01 per share.  The option is exercisable immediately and will continue for a period ending two years from the agreement date with an option for cashless exercise based on a formula within the agreement.   The closing price per share of the Company’s stock closing on the OTCBB on the date of the agreement was $.025 per share.  As a result of the option granted, the Company recorded approximately $45,000 stock option expense using the Black-Scholes valuation model on date of the agreement.

On October 14, 2013, BBT, the lender that foreclosed on the Company’s real estate brought before the court a Motion for Deficiency Final Judgment (the “Motion”) against Trebor Industries, Inc., fully owned subsidiary of the Company, and Robert M. Carmichael, the Company’s Chief Executive Officer, and received a final judgment of  $103,026, plus interest.  As part of the Motion, a Fact Information sheet was to be provided the defendants for completion including all required attachments within forty-five days of delivery from plaintiff, unless the Final Judgment is satisfied or post-judgment discovery is stayed.

Conversions of debentures to common stock occurred subsequent to September 30, 2013.  The stock was issued upon partial conversion of a convertible note without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.  Conversions were as follows (ref. number corresponds to lender reference number in Note 12. CONVERTIBLE DEBENTURES):

Ref (4) lender –
On November 15, 2013, the lender converted $2,000 of its debenture to 149,254 shares.
On October 14, 2013, the lender converted $2,200 of its debenture to 146,667 shares.
On October 21, 2013, the lender converted $2,700 of its debenture to 144,385 shares.

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

Results of Operations for the Three Months Ended September 30, 2013, as Compared to the Three Months Ended September 30, 2012

Net revenues.  For the three months ended September 30, 2013, we had net revenues of $891,372 as compared to net revenues of $990,388 for the three months ended September 30, 2012, a decrease of $99,016, or 10.00%.  For the three months ended September 30, 2013, as compared to the same period in 2012, sales decreased in each category except public safety and other products and services, which experienced a small increase.  Tankfill system and related sales decreased approximately $42,000; hookah system and related sales decreased approximately $60,000; scuba and related sales decreased by approximately $8,000; and sales of public safety and other products and services increased approximately $11,000.  The Company attributes the overall decline in sales primarily to one larger sale to a customer in the third quarter of 2012, without comparable sale in the third quarter of 2013, and unpredictable consumer spending patterns as economic uncertainty continues.  In addition, dealers, which are predominantly small businesses, are managing their funds more strictly to allow for increasing prices such as insurance, fuel costs, taxes, etc., and are becoming less likely to purchase items for stock unless deep discounts are offered.  Instead, dealers are more likely to purchase from the Company based on real time orders placed by their customers.  The Company is currently analyzing the situation closely to determine how best to address to improve overall sales going forward.

Cost of net revenues.  For the three months ended September 30, 2013, we had cost of net revenues of $584,808 as compared with cost of net revenues of $601,568 for the three months ended September 30, 2012, a decrease of $16,760, or 2.79%.  Cost of net revenues decreased by $16,760 primarily attributable to approximately $13,000 decrease in subcontract labor, approximately $9,000 decrease in freight costs, and approximately $6,000 decrease in direct payroll costs, which was partially offset by approximately $10,000 in increase in material costs primarily due to 5% increase in material costs as a percentage of net revenues.  The decreases noted are primarily attributable to increased focus on just-in-time inventory production and overall decrease in sales.  The increase in materials costs for the three months ended September 30, 2013, as compared to the same period in 2012, is primarily due to overall increase in material costs during the period compared to prior period, most especially for tankfill and related systems, and variable speed hookah systems.

Gross profit.  For the three months ended September 30, 2013, we had a gross profit of $306,564 as compared to gross profit of $388,820 for the three months ended September 30, 2012, a decrease of $82,256, or 21.16%.  The decrease in gross profit is primarily attributable to decrease in net revenues for the three months ended September 30, 2013, as compared to same period in 2012.

Operating expenses.  For the three months ended September 30, 2013, we had operating expenses of $428,962 as compared to operating expenses of $483,735 for the three months ended September 30, 2012, a decrease of $54,773, or 11.32%.  The $54,773 decrease is comprised of $65,193 decrease in selling, general and administrative, partially offset by $10,420 increase in research and development costs as compared to the same period in 2012.  The decrease in selling, general and administrative costs of $65,193 is primarily attributable to decrease in Chief Executive Officer’s compensation of approximately $160,000 (non-cash), partially offset by approximately $100,000 increase in amortization of security purchase commitment fee.  The $160,000 (non-cash) decrease in Chief Executive Officers salary for the three months ended September 30, 2013, as compared to the same period in 2012 is primarily due to $125,001 amortization of prepaid equity based compensation in the third quarter of 2012, which was fully amortized before the third quarter of 2013, and approximately $35,000 in equity based bonus recorded in the third quarter of 2012 without comparable transaction in the same period in 2013.   The approximate $100,000 increase in amortization of security purchase commitment fee is attributable to fully amortizing remaining balance of the $125,000 recorded in second quarter of 2013, as a result of party to agreement becoming an affiliate during the third quarter of 2013, in default of the agreement.  There was no comparable transaction during the same period in 2012.  The $10,420 increase in research and development costs for the third quarter of 2013, as compared to the third quarter of 2012, is due to higher allocation of payroll expense to research and development for the period.

Other (income) expense, net.  For the three months ended September 30, 2013, we had other income, net of $12,575 as compared to other expense, net of $314,134 for the three months ended September 30, 2012, an increase of $326,709 other income, net, or 104.00%.  This account is comprised of other (income) expense, net, and interest expense.  Other (income) expense, net, increased by $355,749 income, net for the period and is comprised of transactions that are generally of a non-recurring nature; interest expense increased by $29,040 for the period.  The $355,709 increase in other income, net is primarily attributable to transactions which occurred in either the third quarter of 2013 or 2012, without comparable transactions in both periods, including approximately $307,000 loss on foreclosure of real estate in third quarter of 2012, approximately $56,000 in sales commissions income in the third quarter of 2013, which was partially offset by $19,000 in royalty income in the third quarter of 2012.  The $29,040 increase in interest expense for the third quarter of 2013 as compared to the third quarter of 2012, is primarily due to approximately $20,000 accrued interest written off and reclassified to foreclosure liability in the third quarter of 2012, with no comparable transaction during 2013, and approximately $9,000 increase in interest expense primarily on new convertible debentures and full accretion of discount on debenture extinguished during the third quarter of 2013.

Provision for income tax expense.  For the three months ended September 30, 2013, we had a provision for income tax expense of $963 as compared to a provision for income tax expense of $22,849 for the three months ended September 30, 2012, a decrease of $21,886, or 95.79%.  The decrease in provision for income tax expense is primarily a result of adjustment to valuation allowance against the deferred tax assets attributable to realization of the net operating loss carryforward during the third quarter of 2012, without comparable adjustment to the third quarter of 2013.

Net loss.  For the three months ended September 30, 2013, we had net loss of $110,786 as compared to net loss of $431,898 for the three months ended September 30, 2012, a decrease of $321,112, or 74.37%.  The $321,112 decrease in net loss is primarily attributable to $326,709 increase in other income (expense), net; $54,773 decrease in operating expenses; $21,886 decrease in tax benefit; and partially offset by $82,256 decrease in gross profit.

Results of Operations for the Nine Months Ended September 30, 2013, as Compared to the Nine Months Ended September 30, 2012

Net revenues.  For the nine months ended September 30, 2013, we had net revenues of $2,072,670 as compared to net revenues of $2,349,004 for the nine months ended September 30, 2012, a decrease of $276,334, or 11.76%.  For the nine months ended September 30, 2013, as compared to the same period in 2012, sales decreased in each product category except public safety and other products and services, which experienced a slight increase.  Tankfill system and related sales decreased approximately $107,000; hookah system and related sales decreased approximately $156,000; scuba and related sales decreased by approximately $14,000; and sales of public safety other products and services increased by approximately $2,000.  Dealer sales in general have been down, and some dealers that stocked up heavily during the first half of 2012, scaled back during 2013.  The Company attributes the overall decline in sales to unpredictable consumer spending patterns as economic uncertainty continues. In addition, dealers, which are predominantly small businesses, are managing their funds more strictly to allow for increasing prices such as insurance, fuel costs, taxes, etc. so are becoming less likely to purchase items for stock unless deep discounts are offered.  Instead, dealers are more likely to purchase from the Company based on real time orders placed by their customers.  The Company is currently analyzing the situation closely to determine how best to address to improve overall sales going forward.

Cost of net revenues.  For the nine months ended September 30, 2013, we had cost of net revenues of $1,504,168 as compared with cost of net revenues of $1,563,411 for the nine months ended September 30, 2012, a decrease of $59,243, or 3.79%.  Material costs decreased approximately $88,000 during the nine months ended September 30, 2013 compared to the same period in 2012, primarily due to decrease in net revenues for the period with material cost as a percentage of net revenues remaining fairly constant.   Partially offsetting the decrease in material costs for the period was approximately $23,000 increase in direct labor; $38,000 increase in overhead costs; and partially offset by decrease of approximately $17,000 in freight expense during the nine months ended September 30, 2013, compared to the same period in 2012.  Direct labor increase is due primarily attributable to production of sewn product in-house during 2013 versus bulk purchases from outside vendors in 2012, with decrease in freight expense partially due to that in-house production.  Increase in overhead is due to increase in allocable expenses from sales, general and administrative costs during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Gross profit.  For the nine months ended September 30, 2013, we had a gross profit of $568,502 as compared to gross profit of $785,593 for the nine months ended September 30, 2012, a decrease of $217,091, or 27.63%.  The decrease in gross profit is primarily attributable to decrease in net revenues for the nine months ended September 30, 2013, as compared to same period in 2012.

Operating expenses.  For the nine months ended September 30, 2013, we had operating expenses of $1,356,342 as compared to operating expenses of $1,419,074 for the nine months ended September 30, 2012, a decrease of $62,732, or 4.42%.  The $62,732 decrease is comprised of $79,043 decrease in selling, general and administrative, partially offset by $16,311 increase in research and development costs as compared to the same period in 2012.  The decrease in selling, general and administrative costs of $79,043, is primarily attributable to decrease in Chief Executive Officer’s compensation of approximately $132,000 (non-cash); approximately $53,000 decrease in dive store rent and expense; and partially offset by approximately $110,000 increase in amortization and depreciation expense.  The $132,000 (non-cash) decrease in Chief Executive Officers salary for the nine months ended September 30, 2013, as compared to the same period in 2012, is primarily due to $237,509 less amortization of prepaid equity based compensation during the nine months ended September 30, 2013 as compared to the same period in 2012, due to full amortization of  prepaid equity based compensation at beginning of the second quarter of 2013,  and partially offset by approximately $101,000 of additional equity based compensation and bonuses for the nine months ended September 30, 2013, as compared to the same period in 2012. The approximate $53,000 decrease in dive store rent and expense is due to closing of the dive store during the second quarter of 2013.  The approximate $110,000 increase in depreciation and amortization expense for the period is attributable to $125,000 amortization of security purchase commitment fee paid during the nine months ended September 30, 2013 without a comparable transaction in 2012, and partially offset by less depreciation due to full depreciation of assets during the period.   The $16,311 increase in research and development costs for the nine months ended September 20, 2013, as compared to the same period in 2012, is due to higher allocation of payroll expense to research and development for the period.

Other expense, net.  For the nine months ended September 30, 2013, we had other expense, net of $84,779 as compared to $504,550 for the nine months ended September 30, 2012, a decrease of $419,771, or 83.20%.  This account is comprised of other (income) expense, net,  and interest expense.  Other (income) expense, net, increased by $385,351 income, and is comprised of transactions that are generally of a non-recurring nature; interest expense decreased by $34,420 for the period.  The $385,531 increase in other income, net is primarily attributable to transactions which occurred in either the nine months ended September 30, 2013 or 2012, without comparable transactions in both periods, including approximately $307,000 loss on foreclosure during the nine months ended September 30, 2012; approximately $106,000 in sales commissions income during the nine months ended of 2013, during the nine months ended September 30, 2013; $47,500 return of and retirement of year end 2012 stock bonuses granted to certain consultants during the nine months ended September 30, 2013; write off of as obsolete and/or write down to fair market value approximately $35,000 in merchandise acquired in dive store asset purchase during nine months ended September 30, 2012; and partially offset by $95,054 gain on forgiveness of legal accrual during the nine months ended September 30, 2012.  The $34,420 decrease in interest expense for the nine months ended September 30, 2013, as compared to the same period of 2012, is primarily due to interest on mortgage of real estate for the first half of 2012 before foreclosure during the third quarter ended September 30, 2012, without comparable transaction during the nine months ended September 30, 2013.

Provision for income tax expense.  For the nine months ended September 30, 2013, we had a provision for income tax expense of $4,290 as compared to $36,345 for the nine months ended September 30, 2012, a decrease in provision for income tax expense of $32,055, or 88.20%.  The decrease in provision for income tax expense is primarily a result of adjustment to valuation allowance against the deferred tax assets attributable to realization of the net operating loss carryforward, which occurred during the nine months ended September 30, 2012, without comparable adjustment during the same period in 2013.

Net loss.  For the nine months ended September 30, 2013, we had net loss of $876,909 as compared to net loss of $1,174,376 for the nine months ended September 30, 2012, a decrease in net loss of $297,467, or 25.33%.  The $297,467 decrease in net loss is primarily attributable to $419,771 decrease in other expense, net; $62,732 decrease in operating expenses; $32,055 decrease in provision for income taxes; and partially offset by $217,091 decrease in gross profit.

Liquidity and Capital Resources

As of September 30, 2013, the Company had cash and current assets (primarily consisting of inventory) of $1,063,034 and current liabilities of $1,860,282, or a current ratio of .57 to 1.  This represents a working capital deficit of $797,248.  As of December 31, 2012, the Company had cash and current assets of $894,573 and current liabilities of $1,770,503, or a current ratio of .51 to 1.  As of December 31, 2011, the Company had cash and current assets of $796,051 and current liabilities of $2,698,631 or a current ratio of .30 to 1.

The consolidated financial statements included herein have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements.   We have incurred losses since 2009, and expect to have losses through 2013.  We have had a working capital deficit since 2009.  The Company defaulted on the first mortgage on its executive offices and production facilities. The Company was notified of default under the forbearance agreement on or around April 27, 2012, and the real estate was foreclosed upon and purchased at auction by lender on August 16, 2012.

The Company is behind on payments due for payroll taxes and withholding, matured convertible debentures, related party notes payable, accrued liabilities and interest –related parties, and certain vendor payables.  The Company is handling delinquencies on a case by case basis.  However, there can be no assurance that cooperation the Company has received thus far will continue.

During the fourth quarter of 2011, the Company formed a joint venture with one dive entity, and in the first quarter of 2012, purchased the assets of another, with assumption of their retail location lease.  The Company accomplished both transactions predominantly through issuance of restricted common stock in BWMG. The Company believed these transactions would help generate sufficient working capital in the future. However, to-date neither generated profit or cash-flow.  Effective May 31, 2013, the Company closed and ceased operations at its retail facility.  The Company is still involved in the joint venture.  As a result, the Company does not expect that existing cash flow will be sufficient to fund presently anticipated operations beyond the fourth quarter of 2013.  This raises substantial doubt about BWMG’s ability to continue as a going concern. The Company will need to raise additional funds and is currently exploring alternative sources of financing.  We have issued a number of convertible debentures as an interim measure to finance our working capital needs.  We have historically paid for many legal and consulting services with restricted stock to maximize working capital.  We intend to continue this practice in the future when possible. We have implemented some cost saving measures and will continue to explore more to reduce operating expenses.

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

We incurred net losses of approximately $877,000 for the nine months ended September 30, 2013, $2.01 million in 2012, and $3.78 million in 2011. We anticipate these losses will continue for the foreseeable future. Additionally, the Company has negative cash flows from operations, negative working capital, is behind on payments due for payroll taxes and withholding, matured convertible debentures, related party notes payable, accrued liabilities and interest –related parties, a note payable due an unrelated party, and certain vendor payables.  The Company is working out all matters of delinquency on a case by case basis.  However, there can be no assurance that cooperation the Company has received thus far will continue.  During the year ended December 31, 2012, the Company’s real estate was foreclosed upon, and the Company now operates under a short-term lease of the property.  This raises a substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon generating working capital and obtaining adequate new debt or equity financing. Because of our continuing losses, we may not have working capital to permit us to remain in business through the end of the year, without improvements in our cash flow from operations or new financing. Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses.

The Company defaulted under its Forbearance Agreement on the mortgage underlying the Company’s real estate and assets, the real estate was sold, and other assets may be at risk.

On or about April 27, 2012, the Company received a default notice from Branch Banking and Trust (BBT) under its Forbearance Agreement on the mortgage underlying the Company’s real estate. BBT subsequently received judgment of foreclosure, as the 17th Judicial Circuit of the Circuit Court of Broward County awarded BBT a final judgment in the amount of $1,123,269.  On August 16, 2012 the Company’s real estate foreclosed upon was sold through a court ordered auction.  At the foreclosure sale, the lender was highest bidder with a bid of $1,300.  On July 17, 2012, the Court entered a Final Judgment of Foreclosure against the Company for $1,123,269, plus post-judgment interest.   On December 14, 2012, the lender served the Company with Notice of Final Judgment of Foreclosure seeking Final Judgment including post-judgment interest and costs through date of sale of $1,127,643 plus post-judgment interest and related expenses.  The lender asserted the fair market value of the property on the date of sale was $1,030,000 and was seeking final judgment against the Company for the shortfall amount between the Final Judgment amount and the fair market value of the property, or approximately $100,000 plus post-judgment interest and related expenses.  Accordingly, the Company recorded a foreclosure liability of $110,000 to cover the shortfall plus post-judgment expenses.  On October 14, 2013, the court approved a Motion for Deficiency Final Judgment for BBT in the amount of $103,026, plus accrued interest.  Accordingly, the Company adjusted its foreclosure liability downward from $110,000 to $103,026 during the third quarter ended September 30, 2013.

The optional conversion features of a series of convertible debentures issued by the Company could require the Company to issue a substantial number of shares of common stock, which will cause dilution to the Company’s stockholders and a potentially negative effect on our stock price.

Since October 4, 2010 the Company has issued convertible debentures to several lenders and other third parties. At September 30, 2013 the outstanding principal balance of these debentures was approximately $547,365. The debentures convert under various conversion formulas, all of which are at a significant discount to market price of our common stock.  The conversion of any of the debentures will result in the issuance of a significant number of shares of our common stock which will cause dilution to our existing shareholders. Furthermore, the conversion at a significant discount to the market price of our common stock may have a negative effect on our stock price.

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

The specific weakness identified by our management was a lack of personnel with an appropriate level of SEC reporting and accounting experience and training in the application of U.S. Generally Accepted Accounting Principles (“GAAP”) commensurate with our financial reporting requirements and business environment. The weakness is principally due to lack of working capital to retain qualified employees, which are integral to the Company’s process for timely disclosure and financial reporting.  Furthermore, our chief executive officer and chief financial officer, Mr. Robert Carmichael, lacks experience in U.S. GAAP and financial accounting. We rely extensively on outside service providers to comply with our financial reporting requirements. Since our inception we have relied on an outside consultant with experience in this area to assist us prepare our financial statements and disclosures in accordance with  U.S. GAAP.  Until such time as we have a chief executive officer and/or chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.  This deficiency resulted in the failure of the Company to timely file Form 8-K current reports relating to extinguishing debenture agreements, and other equity issuances during the period covered by this report.  These transactions are disclosed in the notes to the Company’s Financial Statements for the period covered by this report included herein.

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

During the three months ended September 30, 2013, one lender converted $4,600 under convertible to 434,555 shares of stock.  In addition, the lender converted $3,140 accrued interest to 19,383 shares of stock.  The stock was issued without restrictive legend because the Rule 144 holding period had been met at time of issuance.  Terms of conversion as per the debenture were 61% of weighted average stock price five trading days prior to conversion notice per share based consistent with terms of the debenture.

During the three months ended September 30, 2013, the Company paid $7,500 of 3rd Quarter non-employee Board of Director’s fees with 6,174 shares of restricted stock based on the weighted average price per share outstanding for each of the three months ended September 30, 2013.
.
During the three months ended September 30, 2013, $71,429, or 1,212,959 shares of restricted stock for equity based compensation vested to the Chief Executive Officer.

During the three months ended September 30, 2013, $13,500 non-related party employee compensation payable was converted to 209,565 shares of restricted stock.

Item 3.   Defaults Upon Senior Securities

None

Item 4.   MINE SAFETY DISCLOSURE

None.

Item 5.   Other Information

On October 14, 2013, Branch Banking Trust, the lender that foreclosed on the Company’s real estate brought before the Circuit court of the 17th judicial circuit in and for Broward County, Florida and was granted a Motion for Deficiency Final Judgment (the “Motion”) against Trebor Industries, Inc., fully owned subsidiary of the Company, and Robert M. Carmichael, the Company’s Chief Executive Officer, for $103,026, plus interest.  As part of the final judgment, a Fact Information sheet was to be provided the defendants for completion including all required attachments within forty-five days of delivery from plaintiff, unless the final judgment is satisfied or post-judgment discovery is stayed.

Item 6. Exhibits

Exhibit No.	Description	Location
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith.

32.1	Certification Pursuant to Section 1350	Provided herewith.

32.2	Certification Pursuant to Section 1350	Provided herewith.

101	XBRL Interactive Data File *

*  Attached as Exhibit 101 to this report are the following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Deficit (iv) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed "filed" or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2013	Brownie’s Marine Group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer

