Form 10-K
period 2013-12-31
Brownie's Marine Group, Inc
filed 2014-03-17
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

(MARK ONE)

☑            Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013

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

Large accelerated filer	☐	Accelerated file	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)
Yes ☐      No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 28, 2013, was $ 246,138.

There were 8,030,378 shares of common stock outstanding as of March 7, 2014.

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

This filing contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our Company’s growth strategies, (c) our Company's future financing plans and (d) our Company's needs for working capital.  These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as in this prospectus generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this filing generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

PART I

Item 1.	Business.

Overview

Brownie’s Marine Group, Inc., a Nevada corporation (referred to herein as “BWMG”, “the Company”, “we”, or “Brownie’s”), does business through its wholly owned subsidiary, Trebor Industries, Inc., d/b/a Brownie’s Third Lung, a Florida corporation.  The Company designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and Nitrox Generation Systems, and scuba and water safety products.  BWMG sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility located at 940 N.W. 1st Street, Fort Lauderdale, Florida 33311. The Company’s common stock is quoted on the OTCBB under the symbol “BWMG”. The Company’s website is www.Browniesmarinegroup.com. Information contained on our website is not part of this report.

Mr. Carmichael has operated Trebor as its President since 1986.  Since April 16, 2004, Mr. Carmichael has served as President, Chief Executive Officer, Acting Principal Accounting Officer and Acting Chief Financial Officer of the Company.  From March 23, 2004 to April 16, 2004, Mr. Carmichael served as the Company’s Executive Vice-President and Chief Operating Officer.

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

The Company holds numerous patents and is dedicated to designing and building the world’s finest and most innovative products, and to setting the industry standard for the world’s best yacht-based diving systems.  While Brownie’s Third Lung hookah diving units were the very first product sold by the Company, the Company recognized early on that there was a need for tank filling systems and unique diving applications.  This realization was the catalyst for the addition of the two product categories: Brownie’s Tankfill and Brownie’s Public Safety.   Brownie’s Tankfill designs, builds, and sells diving solutions from marine-ready tank filling compressors, Nitrox Makers™, complete dive lockers, and full submarine support systems.  Brownie’s Public Safety features highly specialized diving gear for rescue and safety professionals and a unique automatic floatation device for body-armor that can also be integrated into foul weather jackets, traditional load bearing harnesses and other garments (GI-PFD).  The following paragraphs further describe the business and sales models for each of the categories of products sold:

Brownie’s Third Lung hookah systems have long been a dominant figure in gasoline powered, high-performance, and feature rich hookah systems. Taking full advantage of the proprietary compressor system, a complete series of traditional “fixed speed” electric compressors were developed for the built-in-boat market in 2005. Prior to 2010, Brownie’s did not offer for sale a floating battery powered hookah due to the inadequate performance/runtime afforded by previous technology. After years of inventing, testing and development, Brownie’s introduced multiple battery powered models in 2010 that we believe provide performance and runtimes as great as 300% better than the best devices currently on the market by utilizing a variable speed technology that controls battery consumption based on diver demand.  Our battery powered hookah system provides divers with gasoline-free all day shallow diving experiences.

Brownie’s Tankfill designs, manufactures, sells and installs Scuba tank fill systems for on-board yacht use under the brand “Yacht-Pro™”.  Brownie’s Tankfill provides complete diving packages and dive training solutions for yachts.  Brownie’s Tank Fill installs Nitrox systems which allow yacht owners to fill tanks on board.  The Yacht-Pro™ compressor systems offer a completely marine-prepared, VFD (variable frequency drive)-driven, automated alternative to other compressors on the market.  Brownie’s Tankfill also designs complete dive lockers, mixed gas production and distribution systems, and the unique Nitrox Maker™.  Nitrox is oxygen-enriched air, which reduces the effects of nitrogen on divers; it is the industry standard for dive professionals. The Nitrox Maker™ continuously generates the oxygen rich breathing gas directly from low-pressure air; no stored oxygen or other gases are required onboard. We believe a parallel product analogy to this device is the fresh water-maker that swept through the yachting industry over the last two-decades.  While less yacht owners may opt for diving systems then fresh water-makers, there is a broad market potential for yacht owners that will want to have an uninterrupted supply of the premium breathing gas. Recently, an increase in commercial NitroxMaker™ system sales has been seen as more diving operations and operators are responding to the demand from their customers to provide nitrox at diving destinations. In addition to the traditional yacht-based NitroxMaker™ systems the Company has now established a full line of commercial products to meet this need, the NitroxMaker™  Commercial Series (NMCS).

Brownie’s Public Safety designs, manufactures, distributes, and sells the RES (Rapid Entry System)/ HELO™ system, a complete mini SCUBA system designed for quick water rescues.  The HELO™ system can be donned in less than 60 seconds and stored in a briefcase-size padded bag.  Brownie's Public Safety includes the GI-PFD™ (Garment Integrated Personal Flotation Device™) System for body armor flotation. This system can reliably support the distressed or unconscious wearer in a true life-saving position.  This patented device addresses a  need as law-enforcement, coast guard and military personnel are beginning to wear heavy (life-threatening in the water) body armor during waterborne patrol, inspection, and surveillance missions.  The system helps the personnel float in heavy armor, hopefully saving their lives.   The Company is not currently pursuing aggressive expansion into this market until it has sufficient working capital to further this endeavor.

Some of the Company’s Products in Depth

Surface Supplied Air Systems:  The Company produces a line of Surface Supplied Diving products, commonly called hookah systems. These systems allow one to four divers to enjoy the marine environment up to a depth of 90 feet/27 meters without the bulk and weight of conventional SCUBA gear.  We believe that hookah diving holds greater appeal to families with children of diving age than does conventional SCUBA.  The reduction of weight by eliminating the tank allows smaller divers, especially children, to participate more actively and enjoyably. The design of our product also reduces the effort required for both its transport and use.  We believe the PELETON™ Hose System revolutionizes hose management for recreational surface supplied diving.  It reduces the work required of any single diver by dispersing the load over the entire group. We use a single, larger diameter hose as a main downline with up to four individual hoses attached to it. This configuration not only reduces the weight and bulk of the hose required, but also reduces drag and entanglement. An entire line of deck-mounted systems is available for commercial applications that demand extremely high performance.  In addition to the gasoline-powered units and the Variable Speed battery powered units mentioned above, a series of electric powered systems is also available for light to commercial duty. Powered by battery for portability or household current for virtually unlimited dive duration, these units are used primarily by businesses that work in a marine environment.

E-Reel and Built-in Battery Systems:  The Company developed two surface supplied air products that it believes makes boat diving even easier. The Built-in Battery System builds a battery powered electric unit into the boat, eliminating the need to transport the compressor/motor assembly. The need for a flotation tube is also removed, as the boat itself serves in that capacity.  The E-Reel advances this idea by adding a reel system to provide compact storage of up to 150 feet/46 meters of hose. Boaters can perform their own in-water maintenance and inspections, or just dive for enjoyment. The hose is manually pulled from the reel supporting up to two divers to a depth of 50 feet/15 meters. When the dive is complete, the hose is automatically recoiled and stowed by the simple activation of a switch.

Brownie’s Integrated Air Systems (BIAS™): Compressed air can have many uses on a boat.  The E-Reel and Built in Battery Systems discussed above are just a few examples of BIAS.  In addition to supplying air to divers, integrated air systems provide for the inflating fenders, opening of doors, blowing of air horns, flushing toilets and more.

Kayak Diving Hose Kits:  This product allows the use of a conventional SCUBA cylinder, but does not require the diver to wear it.  The cylinder remains above the surface, in a kayak or boat, and a hose ranging from 20 feet/6 meters to 150 feet/46 meters allow the diver to explore the surrounding area.

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

Diving and Boating Markets

The diving and boating markets are key to the expansion of the Brownie’s brand. Each of these industries has experienced growth over the past several decades, but we believe each industry also has significant weaknesses.  The dive industry has focused on the initial certification of divers for revenue.  According to industry data, follow up has been poor; causing many divers to quit diving after their first experience. When the Company’s working capital reaches a sufficient level to expand efforts, BWMG intends to implement a follow-up program, facilitate proper selection of equipment for divers, and institute mentoring programs.

The boating industry was hard hit a couple years ago by the economic downturn coupled with the increase in fuel prices.  We continue to work with boaters to enhance their on-water experience by exploiting the diving activities that they can easily add as an accessory to their investment in boating. Brownie’s OEM BIAS program will improve the overall value at the manufacturing level and consumer experience by elimination of waste during the design/build phase. They can blow their horns, open air-powered doors and dive directly from a BIAS package.

Divers

•	According to the 2012 Annual Report of Dive Equipment Manufacturers Association (DEMA), there are between 2.7 and 3.5 million active divers in the United States and approximately 6 million active divers worldwide. Further, there are approximately 11 million snorkelers in the United States and approximately 20 snorkelers worldwide. (source: DEMA)

•	According to Global Certification and Membership Statistics as updated February 2013 on the Professional Association of Diver Instructors (PADI) website, www.padi.com, worldwide PADI certifications of divers has grown annually from over 500,000 certifications in1992, to consistently over 900,000 annual certifications annually from 2003 to 945,107 certifications in 2012. There are other scuba training organizations also issuing scuba dive training certifications, but PADI is the training organization issuing the largest number of certifications annually. (source: PADI)

•	There were approximately 16.7 million boats in use in 2012, up slightly from approximately 16.2 million in use in 2011. Use decreased in outboard, inboard and stern drive boats approximately 1% from 2010 to 2012. (source: United States Coast Guard (USCG) / National Marine Manufacturers Association (NMMA)

•	Approximately 88 million people went boating in the US in 2012; this represents approximately 38% of the adult population in the United States. (source: NMMA)

Trade names and Patents

The Company has a product development and intellectual property program.  It holds numerous patents and trademarks on its own and/or through licensing agreements.

Trade names

The Company either owns or has licensed from an entity, which the Chief Executive Officer has an ownership interest, the use of the following registered and unregistered trade names, trademarks and service marks for the terms of their indefinite lives: Brownie’s Third Lung™, browniedive.com, Brownie’s, Brownie’s Third Lung oval symbol, browniedive, NitroxMaker™, HELO, RES, fast float rescue harness, tankfill.com, browniestankfill, browniestankfill.com, browniespublicsafety.com, and browniespublicsafety, Peleton Hose System, Twin-Trim, Kayak Diving Hose Kit, Bell Bottom Flag Bag, Brownie’s Dogsnare. SHERPA, BC keel, and Garment integrated personal flotation device (GI-PFD).   Use of these trade names, trademarks, and service marks is exclusive to the Company and the Company’s related parties.

Patents

The Company owns multiple patents issued and in process related to the following:

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

Marketing

Print Literature, Public Relations, and Advertising

We have in-house graphic design and public relations  capability to create and maintain product support literature, catalogs, mailings, web-based advertising, newsletters, editorials, advertorials, and press releases.  We also target specific markets by selectively advertising in journals and magazines that we believe reach our potential customers.  In addition, we strive to issue Newswires periodically to keep the public informed of our latest products and related endeavors.

Tradeshows

In 2013, the Company was represented either through their own presence or by a dealer at the following annual trade shows: The Dubai International Boat Show, The Miami Yacht and Brokerage Show, The Fort Lauderdale International Boat Show, the Palm Beach Boat Show, the Seattle Boat Show and the Annapolis Boat Show.  With the exception of the Dubai show, the Company was represented at these same shows in 2012.

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

Product Research and Development (R&D)

We continuously work to provide our customers with both new and improved products. We offer research and development services to not only the related entities we license our patents and trademarks from, but also to other customers as well. R&D services for customers and the related entities are invoiced in the normal course of business.  In addition, we are working on internal research and development projects as well as collaborating with others toward the goal of developing some of our own patentable products. Research and development costs for the year ended December 31, 2013 and 2012, were $75,760 and $47,797, respectively.

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

Customers

We are predominantly a wholesale distributor to retail dive stores, marine stores, and shipyards.  This includes approximately 160 active independent Brownie dealers.  We retail our products to including, but not limited to, boat owners, recreational divers and commercial divers.  The Company sells to three entities owned by the brother of Robert Carmichael, the Company’s Chief Executive officer: Brownie’s Southport Divers, Brownie’s Palm Beach Divers and Brownie’s Yacht Toys.  Combined sales to these entities for the years ended December 31, 2013 and 2012, represented 29.15% and 28.08%, respectively, of total net revenues.  Our largest customer and Brownie dealer is Brownie’s Southport Divers.  Sales to no other customers represented greater than 10% of net revenues for the years ended December 31, 2013 and 2012.

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

Competition

We consider the most significant competitive factors in our business to be fair prices, feature advantages, shopping convenience, the variety of available of products, knowledgeable sales personnel, rapid and accurate fulfillment of orders, and prompt customer service. We currently recognize one significant competitor in hookah sales and a variety of competitors in high-pressure tankfill systems sales. Products from the hookah competitor and those from one of the tankfill competitors appear to be very similar to ours at first glance, but lack many of what we believe are our patently superior feature advantages.  Brownie’s competitor’s in high pressure tankfill market are typically focused on traditional dive stores and fire department air service. Several are large multi-national companies that do not offer adaptation to the Yacht market or Nitrox integration; both areas that Brownie’s long-term investments rise to a level to suit the buyer’s needs. One of our most significant competitors in the highly specialized field of yacht based compressors ceased operations at the end of 2012.

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

Personnel

We currently have eighteen (18) full time employees and two (2) part time employees at our facility in Fort Lauderdale, Florida.  Seven (7) are classified as exempt sales and administrative or management, and thirteen (13) are classified as nonexempt factory or administrative support.  We utilize consultants when needed in the absence of available in-house expertise.  Our employees are not covered by a collective bargaining agreement.

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

The corporate headquarters, factory and distribution center of the Company are located at 936/940 NW 1st Street, Ft. Lauderdale, FL  33311.  The facilities are comprised of approximately 16,000 square feet of leased space of which approximately 7,500 square feet is office, and the remainder is factory and warehouse space.  On November 1, 2013, the Company its renewed its lease on the facilities for a one year term with the same terms and conditions of the previous lease year.  The terms of the lease are base rent of $3,750 plus sales tax, and either party can cancel the lease with 90 days written notice.  We believe that the facilities are suitable for their intended purpose, are being efficiently utilized and provide adequate capacity to meet demand for the foreseeable future.

Item 3.	Legal Proceedings.

On October 14, 2013, Branch Banking and Trust (“BBT”), the lender that foreclosed on the Company’s real estate brought before the Circuit Court for the 17th Judicial Circuit in and for Broward County court a Motion for Deficiency Final Judgment against Trebor Industries, Inc., the wholly owned subsidiary of the Company, and Robert M. Carmichael, the Company’s Chief Executive Officer, and received a final judgment of  $103,026, plus interest.  Effective November 18, 2013, Trebor and the Company’s Chief Executive Officer, entered into a settlement agreement with BBT whereby BBT accepted $85,000 (the “Settlement Amount”) in full satisfaction and release of the final judgment granted by the court in favor of BBT. The settlement amount was advanced to the Company by Mikkel Pitzner, a member of the Company’s board of directors, under a Loan Agreement executed October 30, 2013.

Item 4.	Mine Safety Disclosure

None.

PART II

Item 5.	Purchases of Equity Securities.

The Company’s common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “BWMG”.  The Company’s high and low closing bid prices by quarter during 2013 and 2012, as provided by the Over the Counter Bulletin Board (adjusted for 1 –for – 1,350 reverse stock split in third quarter 2013) are provided below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.  On March 7, 2014, the closing price of our common stock, as reported on the Over-the-Counter Bulletin Board, was $.0095 per share.

	Calendar Year 2013
	High Bid		Low Bid
First Quarter		$1.215	$	..270
Second Quarter	$	..675	$	..135
Third Quarter	$	..129	$	..020
Fourth Quarter	$	..100	$	..007

	Calendar Year 2012
	High Bid	Low Bid
First Quarter	$94.50		$2.70
Second Quarter	$121.50		$12.15
Third Quarter	$14.85		$1.08
Fourth Quarter	$3.78	$	..54

Holders of Common Stock

As of March 7, 2014, we believe the Company had in excess of 250 shareholders of record.

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

During the three months ended December 31, 2013, the holders’ of the Company’s convertible debentures converted $20,455 principal outstanding into 1,819,133 shares of common stock.  The stock was issued without restrictive legend pursuant to Rule 144, as the holders acquired convertible notes issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

During the three months ended December 31, 2013, the Company converted $13,500 of employee compensation for the quarter ended December 31, 2013, to 662,062 shares of restricted common stock.

During the three months ended December 31, 2013, the Company declared payable 133,305 shares of restricted common stock or $6,810 for subcontract services.

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

Financial Performance

For the years ended December 31, 2013 and 2012, BWMG had net losses of $788,286 and $2,013,349, respectively.

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

Going Concern –The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements.   We have incurred losses since 2009, and expect to have losses into 2014.  We have had a working capital deficit since 2009.  The Company defaulted on its first mortgage on its executive facilities in the third quarter of 2010, which resulted in an automatic default on its second mortgage, and was restructured with a forbearance agreement with a maturity date of May 22, 2012.  The Company was notified of default under the forbearance agreement on or around April 27, 2013, and the real estate was foreclosed on and purchased at auction by lender on August 16, 2013.   On November 20, 2013, the Company settled the final judgment related to the foreclosure with the lender for $85,000.

In addition, the Company is behind on payments due for payroll taxes and withholding, matured convertible debentures, related party notes payable, accrued liabilities and interest –related parties, and certain vendor payables.  The Company is working out delinquencies on a case by case basis.  However, there can be no assurance that cooperation the Company has received thus far will continue.

During the fourth quarter of 2011, the Company formed a joint venture with one dive entity, and in the first quarter of 2012, purchased the assets of another, with assumption of their retail location lease.  The Company accomplished both transactions predominantly through issuance of restricted common stock in BWMG.   The Company believed these transactions would help generate sufficient future working capital.  To-date neither endeavor generated profit or cash-flow.  Effective May 31, 2013, the Company closed and ceased operations at its retail facility.  The Company is still involved in the joint venture.   As a result of the above matters, the Company does not expect that existing cash flow will be sufficient to fund presently anticipated operations beyond the first quarter of 2014.  This raises substantial doubt about BWMG’s ability to continue as a going concern. The Company will need to raise additional funds and is currently exploring alternative sources of financing.  BWMG has issued a number of convertible debentures as an interim measure to finance working capital needs and may continue to raise additional capital through sale of restricted common stock or other securities, and obtaining some short term loans.  The Company has paid for legal and consulting services with restricted stock to maximize working capital, and intends to continue this practice when possible. In addition, the Company implemented some cost saving measures and will continue to explore more to reduce operating expenses.

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

Furniture, Fixtures, and Equipment – Property, Plant and Equipment are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are primarily 3 to 5 years.  The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

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

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which occur.  Advertising and trade show expense incurred for the years ended December 31, 2013, and 2012, was $43,583 and $19,380, respectively.

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

Comprehensive income – The Company has no other components of comprehensive income. Accordingly, net income equals comprehensive income for all periods.

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

For the years ended December 31, 2013 and 2012, the Company transacted a fair number of stock-based compensation transactions as reflected on face of the Statement of Stockholders’ Deficit.  This included amortized prepaid equity based compensation for personal guarantees of Chief Executive Officer on Company’s bank debt; additional compensation expense to the Chief Executive Officer payable in stock; Board of Directors’ Fees and Bonuses; certain consulting, legal, and other professional fees;  equity based incentive and/or retention bonuses for some employees, and consultants; some accrued payroll settled in stock; and operating expense for exclusivity pursuant to strategic alliance agreement payable.

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

At December 31, 2013, and 2012, the carrying amount of cash, accounts receivable, accounts receivable – related parties, customer deposits and unearned revenue, royalties payable – related parties, other liabilities, other liabilities and accrued interest – related parties,  notes payable, notes payable – related parties, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.  The fair value of our convertible debentures was the principal balance due at December 31, 2013, and 2012, or $526,910 and $703,740, respectively The principal balance due approximates fair value because of the short maturity of these instruments.  On the face of the balance sheet the convertible debentures are presented net of discount, which is less than fair market value at period end dates.

Earnings per common share – Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities.  Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period.  Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive.  All common stock equivalent shares were excluded in the computation for the years ended December 31, 2013, and 2012, since their effect was antidilutive.

New accounting pronouncements – The Company believes there was no new accounting guidance adopted but not yet effective that either has not already been disclosed in prior reporting periods or is relevant to the readers of BWMG’s financial statements.

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

Results of Operations for the Year Ended December 31, 2013, As Compared To the Year Ended December 31, 2012

Net revenues.  For the year ended December 31, 2013, we had net revenues of $2,870,688 as compared to net revenues of $2,864,327 for the year ended December 31, 2012, an increase of $6,361 or less than .5%.  Although net revenue was relatively flat between the periods, the sales mix was different, and an overall increase in net revenues in the fourth quarter of 2013, compared to the same period in 2012, resulted in overcoming the $276,334 decrease in net revenues for the nine months ended September 30, 2013 as compared to the same period in 2012. For the year ended December 31, 2013 as compared 2012, tankfill system and related sales, and public safety sales increased approximately $176,000, and $6,700, respectively.  For the same comparative period, hookah system and related sales, and SCUBA and related sales decreased approximately $147,000 and $29,000, respectively.  The Company is encouraged by the increased consumer spending in the fourth quarter of 2013, and hope it is a sign of either improvement in the economy or consumers adjusting to continued economic uncertainty

Cost of net revenues.  For the year ended December 31, 2013, we had cost of net revenues of $1,989,555 as compared with cost of net revenues of $1,981,912 for the years ended December 31, 2012, an increase of $7,643, or less than .5%.

Gross profit.  For the year ended December 31, 2013, we had gross profit of $881,133 as compared to gross profit of $882,415 for the year ended December 31, 2012, a decrease of $1,282, or less than .5%.

Operating expenses.  For the year ended December 31, 2013, we had total operating expenses of $1,534,897 as compared to total operating expenses of $2,505,281 for the year ended December 31, 2012, a decrease of $970,384, or 38.73%. The $970,384 decrease is due to a decrease in selling, general and administrative costs of $998,347 partially offset by an increase in research and development expenses of $27,973 for the year ended December 31, 2013, as compared to the same period in 2012.  The decrease in selling, general and administrative costs of $998,347 for year ended December 31, 2013, over the same period in 2012, is primarily comprised of approximately $436,000 decrease in consultant expense and bonuses (non-cash), approximately $170,000 (cash and non-cash) decrease in bonuses to employees and Chief Executive Officer, and $362,510 decrease in amortization of prepaid equity based compensation (non-cash) to Chief Executive Officer, which was fully amortized in 2013.  The $27,973 increase in research and development (R&D) costs for the year ended December 31, 2013 compared to the year ended December 31, 2012, is primarily attributable to approximately $20,000 increase in R&D material expense,  approximately $22,000, increase  subcontract R&D services, partially offset by approximately $14,000 less allocation of payroll expense allocated to R&D during the period.

Other expense, net.  For the year ended December 31, 2013, we had other expense, net of $127,044 as compared to other expense, net of $352,252 for the year ended December 31, 2012, a decrease in other expense, net of $225,208, or 63.93%.  This account is comprised of other (income) expense, net, and interest expense.  Other (income) expense, net, increased by $155,386 income, and is comprised of transactions that are generally of a non-recurring nature; interest expense decreased by $69,822 for the period. The $155,386 increase in other income, net is primarily attributable to approximately $106,000 in sales commissions in 2013; $47,500 return and retirement in 2013 of year end 2012 stock bonuses granted to certain consultants; approximately $25,000 downward adjustment of BBT foreclosure liability from settlement of Final Judgment in 2013; approximately $8,000 less loss on extinguishment of convertible debentures in 2013 than in 2012; $44,610 stock option expense in 2013; and approximately $8,000 less in product license royalty income in 2013 than 2012; whereas in 2012, there was a foreclosure loss of $116,539 and $95,054 gain on forgiveness of  legal debt dating prior to 2004 for which there were not comparable transactions in 2013. The decrease in interest expense of $69,822 is primarily attributable to approximately $42,000 decrease in interest on convertible debentures fully accreted; and no mortgage interest in 2013, which was  $25,000 in 2012 prior to foreclosure.

Provision for income tax expense.  For the year ended December 31, 2013, we had a provision for income tax expense of $7,478, as compared to a provision for income tax expense of $38,231 for the year ended December 31, 2013, a decrease in the provision for income tax expense of $30,753, or 80.44%.  The decrease in provision for income tax expense is primarily a result of adjustment to valuation allowance against the deferred tax assets attributable to realization of the net operating loss carryforward, which occurred during year ended December 31, 2012, without comparable adjustment during the same period in 2013.

Net loss.  For the year ended December 31, 2013, we had net loss of $788,286 as compared to net loss of $2,013,349 for the year ended December 31, 2012, a decrease of $1,225,063 or 60.85%.  The $1,225,063 decrease in net loss is primarily attributable to $970,384 decrease in operating expenses; $225,208 decrease in other expense, net; $30,753 decrease in provision for income taxes; and minimally offset by $1,282 decrease in gross profit.

Liquidity and Capital Resources

As of December 31, 2013, the Company had cash and current assets of $1,057,967 and current liabilities of $1,760,058, or a current ratio of .60 to 1.  As of December 31, 2012, the Company had cash and current assets of $894,573 and current liabilities of $1,770,503, or a current ratio of .51 to 1.

Contractual obligations of the Company as of December 31, 2013 are set forth in the following table:

Payments due by period
		Less than			More than 5
Contractual Obligations	Total	1 year	1-3 years	3-5 years	years
Long-Term Debt Obligations	$142,924	$140,159	$2,765	$--	$--
Operating Lease Obligations	24,959	24,959	--	--	--
Convertible Debentures (1)	526,910	526,910	--	--	--
Purchase Obligations	--	--	--	--	--
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	--	--	--	--	--
Total	$694,793	$692,028	$2,765	$--	$--

(1)	Convertible Debentures are presented “Gross” in the above Schedule. On the Company’s Financial Statements for the year ended December 31, 2013, Convertible Debentures are presented “Net” of Discount.

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

We incurred net losses of approximately $788,000 in 2013, and $2,010,000 in 2012. We anticipate these losses will continue for the foreseeable future. Additionally, the Company has negative cash flows from operations, negative working capital, is behind on payments due for payroll taxes and withholding, matured convertible debentures, related party notes payable, accrued liabilities and interest –related parties, a note payable due an unrelated party, and certain vendor payables.  The Company is working out all matters of delinquency on a case by case basis.  However, there can be no assurance that cooperation the Company has received thus far will continue.  During the year ended December 31, 2012, the Company’s real estate was foreclosed upon, and the Company now operates under a short-term lease of the property.  This raises a substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon generating working capital and obtaining adequate new debt or equity financing. Because of our continuing losses, we may not have working capital to permit us to remain in business through the end of the year, without improvements in our cash flow from operations or new financing. Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses.

The optional conversion features of a series of convertible debentures issued by the Company could require the Company to issue a substantial number of shares of common stock, which will cause dilution to the Company’s stockholders and a potentially negative effect on our stock price.

Since October 4, 2010 the Company has issued convertible debentures to several lenders and other third parties. At December 31, 2013 the outstanding principal balance of these debentures was approximately $527,000.  The debentures convert under various conversion formulas, all of which are at a significant discount to market price of our common stock. The conversion of any of the debentures will result in the issuance of a significant number of shares of our common stock which will cause dilution to our existing shareholders. Furthermore, the conversion at a significant discount to the market price of our common stock may have a negative effect on our stock price.

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

Based on this evaluation, our Chief Executive Officer and principal financial and accounting officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective such that the information relating to our company required to be disclosed in our SEC reports (i) is recorded processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management to allow timely decisions regarding required disclosures. Our management concluded that a significant deficiency exists regarding timely disclosure controls and procedures as described in more detail below.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

The specific weakness identified by our management was a lack of personnel with an appropriate level of SEC reporting and accounting experience and training in the application of U.S. Generally Accepted Accounting Principles (“GAAP”) commensurate with our financial reporting requirements and business environment. The weakness is principally due to lack of working capital to retain qualified employees, which are integral to the Company’s process for timely disclosure and financial reporting. Furthermore, our Chief Executive Officer and Chief Financial Officer, Mr. Robert Carmichael, lacks experience in U.S. GAAP and financial accounting. We rely extensively on outside service providers to comply with our financial reporting requirements. Since our inception we have relied on an outside consultant with experience in this area to assist us prepare our financial statements and disclosures in accordance with U.S. GAAP. Until such time as we have a Chief Executive Officer and/or Chief Financial Officer with the requisite expertise in U.S. GAAP, there are no assurances that the significant deficiency in our internal control over timely financial reporting and disclosure.   This deficiency resulted in failure to timely file Form 8-K current reports relating to extinguishing debenture agreements, entering into new debenture agreements, significant debenture conversions, and other equity issuances during the period covered by this report. These transactions are disclosed in the notes to the Company’s financial statements for the period covered by this report included herein.

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

Management, including the Company's Chief Executive Officer and Principal Accounting Officer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was not effective as discussed in the section above as of December 31, 2013.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the fourth quarter of the year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.            Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The following is a list of our executive officers and directors. All directors serve one-year terms or until each of their successors are duly qualified and elected.

Name:	Age:	Position:

Robert M. Carmichael	51	President, Chief Executive Officer, Principal Financial Officer and Director

Mikkel Pitzner	46	Director

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

Directors

Our Board of Directors may consist of up to five (5) seats.  Pursuant to our Bylaws, a majority of directors may appoint a successor to fill any vacancy on the Board of Directors without shareholder vote.  No Directors are independent under the NASDAQ Stock Market listing rules.

Committees

Currently, the Company has not established any committees of the Board of Directors.  Because the board of directors consists of only two members, the board has not delegated any of its functions to committees.  The entire board of directors acts as our audit committee as permitted under Section 3(a)(58)(B) of the Exchange Act.  We do not have any independent directors who would qualify as an audit committee financial expert. We believe that it has been, and may continue to be, impractical to recruit independent directors unless and until we are significantly larger.  None of the current members of the Board of Directors is considered a “financial expert” as defined under item 407 of Regulation S-K.

Compensation of Directors

Members of the Company’s Board of Directors are reimbursed for all out of pocket expenses incurred in connection with the attendance at any Board meeting or in connection with any services they provide for and on behalf of the Company.  In April 2012, the Board of Directors approved a new director compensation plan whereby each non-employee director would be paid the equivalent of $2,500 per month by the Company. Effective December 1, 2013, the  Board of Directors’ compensation plan was terminated.

Compliance with Section 16(a) Of the Securities Act Of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other of our equity securities.  Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us copies of all Section 16(a) forms they file.  Based on available information, filings required under Section 16(a) were complied with for the period covered by this report, except as follows: Mr. Alexander Frasier Purdon, an employee of the Company through monthly payment of his salary in shares of stock became a greater than 10% owner of the Company on November 30, 2013, and failed to file any report of ownership during the period covered by this report.  Mr. Mikkel Pitzner did not timely file Form 4’s during 2013 for monthly Board of Directors fees paid in stock through November 2013;  however, effective December 2013, Mr. Pitzner agreed per Board or Director resolution to return the shares back to the Company as contributed capital as disclosed in the notes to the Company’s financial statements; Mr. Robert Carmichael, Chief Executive Officer, did not file Form 4s for incremental equity compensation payable monthly through November; however, effective December 23, 2013, Mr. Carmichael agreed per Board of Director resolution to forgive the shares payable and the Company recorded as contributed capital along with incremental equity compensation payable due from 2012, as disclosed in the notes to the Company’s financial statements.

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

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended December 31, 2013 and 2012 to BWMG’s named executive officers.  No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

Summary Compensation Table

							Non-Equity	All Other
Name and Principal				Stock		Option	Incentive Plan	Compen-
Position(s)	Year	Salary	Bonus	Awards		Awards	Compensation	sation	Total
Robert M. Carmichael, President, Principal Executive	2013	$35,894	$--	$291,904	(1)	$--	$--	$--	$332,058	(1)(2)
Officer, and Principal Financial Officer	2012	$35,894	$67,000	$264,999		$--	$--	$--	$367,893	(2)

(1)
Stock awards of $291,904 consist of $30,000 incentive retention bonus, and $261,904 incremental equity based compensation. On December 23, 2013, the Chief Executive officer forgave the $261,904 payable to him by the Company whereby it was recorded as contributed capital.

(2)	Executive compensation excludes certain transactions which are disclosed under “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Outstanding Equity Awards at Fiscal Year End
	Option Awards						Stock Awards
Incentive
									Equity	plan
									Incentive	awards:
				Equity					plan	Market or
				Incentive					awards:	payout
				plan					Number of	value of
			Number of	awards:			Number of	Market	unearned	unearned
	Number of		securities	Number of			shares or	value of	shares,	shares,
	securities		underlying	securities			units of	shares of	units or	units or
	underlying		unexercised	underlying	Option		stock that	units of	other	other
	unexercised		option (#)	unexercised	exercise	Option	have not	stock that	rights that	rights that
	options (#)		un-	unearned	price ($)	expiration	vested	have not	have not	have not
Name	exercisable		exercisable	options (#)	per share	date	(#)	vested ($)	vested (#)	vested ($)
Robert M. Carmichael, Principal Executive Officer, and Principal Financial Officer	234	(1) (2)	--	--	$1,350	March 2, 2019	--	$--	--	--

(1)	See Footnote (2) to the Summary Compensation Table above.
(2)	See discussion of options issued for purchase of Intellectual Property as disclosed under “Item 13. Certain Relationships and Related Transactions, and Director Independence.” The number of options have been retroactively adjusted for the 1 –for- 1,350 reverse stock split on July 15,2013

Director Compensation

In April 2012, the Board of Directors approved a new director compensation plan (“Plan”) whereby each non-employee director would be paid the equivalent of $2,500 per month by the Company.  For the year ended December 31, 2013, Director’s fees under this plan were $27,500 through November 2013. Effective December 23, 2013, the Board of Director Compensation was terminated and Mr. Pitzner agreed per Board of Director resolution to forgive the Board of Directors fees collected and/or due him in stock.  Accordingly, the Company recorded the forgiveness of debt as  contributed capital, as disclosed in the notes to the Company’s financial statements.

Employment Agreements

None.

Securities Authorized for Issuance under Equity Compensation Plans

On August 22, 2007 the Company adopted an Equity Incentive Plan (the “Plan”).  Under the Plan, Stock Options may be granted to Employees, Directors, and Consultants in the form of Incentive Stock Options or Nonstatutory Stock Options.  Stock Purchase Rights, time vested and/performance invested Restricted Stock, and Stock Appreciation Rights and Unrestricted Shares may also be granted under the Plan.  The maximum number of shares that may be issued under the Plan is 297 shares (adjusted for 1 –for- 1,350 reverse stock split), and no more than 71 Shares of Common Stock may be granted to any one Participant with respect to Options, Stock Purchase Rights and Stock Appreciation Rights during any one calendar year period.  Common Stock to be issued under the Plan may be either authorized and unissued or shares held in treasury by the Company.  The term of the Plan shall be ten years.  The Board of Directors may amend, alter, suspend, or terminate the Plan at any time.  The table below includes information as of December 31, 2013.

Equity Compensation Plan Information as of December 31, 2013

Number of securities
	Number of securities				remaining available for
	to be issued upon		Weighted – average		future issuances under equity
	exercise of		exercise price of		compensation plans
	outstanding options,		outstanding options,		(excluding securities
	warrants and rights		warrants and rights		reflected in column (a))
	(a)		(b)		(c)
Equity Compensation Plans
Approved by Security Holders	297	(1)	$1,350	(1)	0
Equity Compensation Plans Not
Approved by Security Holders	--		--		--
Total	297		$1,350		0

(1)	The exercise price has been retroactively adjusted for the 1 –for– 1,350 reverse stock split on July 15, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock by: (1) all persons who are beneficial owners of five percent (5%) or more of any class of our voting securities; (2) each of our directors; (3) each of our Named Executive Officers; and (4) all current directors and executive officers as a group.

Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares of common stock held by them.

Applicable percentage ownership in the following table is based on 8,030,378 shares of common stock outstanding as of March 7, 2014.   Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 7, 2014, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.  Unless otherwise disclosed these persons’ address is c/o Brownie’s Marine Group, Inc., 940 N.W. 1st Street, Fort Lauderdale, Florida 33311.

Title of	Name and Address of Beneficial	Amount and Nature of		Percent
Class	Owner	Beneficial Ownership		of Class
Executive Officers and Directors
Common	Robert Carmichael	461,291	(1)	5.69%
Common	Mikkel Pitzner	2,052,837	(2)	20.84%
Common	All directors and executive officers as a group (2 persons)	2,514,128		26.53%
5% Shareholders
Common	Alexander F. Purdon	1,768,405	(3)	22.02%

Executive Officers and Directors
Series A Convertible Preferred Stock	Robert Carmichael	425,000	(4)	100.0%
Series A Convertible Preferred Stock	All directors and executive officers as a group (1 persons)	425,000		100.0%

(1)	Includes the following: aggregate of 234 shares of common stock underlying currently exercisable options exercisable at $1,350 per share; 42,182 shares of common stock payable by the Company under 2012 bonus awards; and 31,481 shares issuable upon conversion of 425,000 shares of Series A Preferred Stock. See also footnote 4.
(2)	Includes 1,802,621 shares underlying currently exercisable options exercisable at $0.01 per share, and 18,522 shares of common stock payable by the Company under 2012 bonus awards.
(3)	Includes 1,854 shares of common stock payable by the Company under 2012 bonus awards.
(4)	Mr. Carmichael owns 100% of the Series A Convertible Preferred Stock, each share of which has the number of votes 250 per share. The preferred stock votes with the Company’s common stock, except as otherwise required under Nevada law. Accordingly, Mr. Carmichael will own 93% of the combined voting power of the Common Stock and Series A Convertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Carrmichael may differ from the interests of the other shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Notes payable – related parties

Notes payable – related parties consists of the following at December 31, 2013:

Promissory note payable to the Chief Executive Officer of the the Company, unsecured, bearing interest at 7.5% per annum, due in monthly principal and interest payments of $7,050, maturing on August 1, 2013.	$49,702

Promissory note payable to the non-employee Board of Director, secured by up to $200,000 in and to all of the Company’s right, title and interest in its fixed assets, inventory, receivables, and all documents including its books, records, and files; bearing interest at 21.21% per annum, due in monthly principal and interest payments of $8,585, maturing on November 1, 2014.	77,917

127,619

Less amounts due within one year	127,619

Long-term portion of notes payable	$--

As of December 31, 2013, principal payments on the notes payable – related parties are as follows:

2014	$127,619
2015	--
2016	--
2017	--
2018	--
Thereafter	--

$127,619

As of December 31, 2013, the Company was approximately nine months in arrears on principal payments due under the Note payable to the Chief Executive Officer.  On May 13, 2013, the Company granted the Chief Executive Officer 370,371 shares of common stock.  The shares of stock were issued at the fair market value, or trading price, on the date of the transaction. No default notice has been received and the Company makes monthly payments to not fall further behind until it is able address past due payments.

On October 30, 2013, the Company signed a secured promissory note, with Mikkel Pitzner, the non-employee Board of Director (BOD) for $85,000.  In addition to the terms of the Note Payable disclosed in the table above, the Company was to use its best efforts to settle the Branch Banking and Trust (“BBT”) Judgment and terminate all Uniform Commercial Code filings in favor of Mr. Pitzner within 10 business days of the date of the agreement.  As further inducement to make the loan, Mr. Pitzner was granted an option to purchase 1,802,565 shares of the Company’s common stock for $.01 per share.  The option is exercisable immediately and will continue for a period ending two years from the agreement date with an option for cashless exercise based on a formula within the agreement.   The closing price per share of the Company’s stock closing on the OTCBB on the date of the agreement was $.025 per share.  As a result of the option granted, the Company recorded $44,610 stock option expense using the Black-Scholes valuation model on date of the agreement.

Net revenues and accounts receivable – related parties – The Company sells products to three entities, Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer.  Terms of sale are no more favorable than those extended to any of the Company’s other customers.  Combined net revenues from these entities for year ended December 31, 2013, was $836,872. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2013, was $11,926, $6,116, and $3,047, respectively.  Sales to Pompano Dive Center for the year ended December 31, 2013, was $23,322.   Accounts Receivable from Pompano Dive Center at December 31, 2013 was $14,029.  Sales to the Company’s Chief Executive Officer for the year ended December 31, 2013 was $1,097.  Sales to Brownie’s Global Logistics. LLC and 940 Associates, Inc., companies owned by the Chief Executive Officer, were $80,613 and $4,340, respectively, for the year ended December 31, 2013.  Accounts receivable from Brownie’s Global Logistics, LLC at December 31, 2013, was $70,823 and the receivable related to a sale in the 4th quarter of 2013, was paid within terms in January 2014.

Royalties expense – related parties  – The Company has Non-Exclusive License Agreements with 940 Associates, Inc. (hereinafter referred to as “940A”), an entity owned by the Company’s Chief Executive Officer, to license product patents it owns.  Under the terms of the license agreements effective January 1, 2005, the Company pays 940A $2.00 per licensed product sold, rates increasing 5% annually.  Also with 940A, the Company has an Exclusive License Agreement to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement.  Based on this license agreement, the Company pays 940A 2.5% of gross revenues per quarter.  Total royalty expense for the above agreements for the years ended December 31, 2013 is disclosed on the face of the Company’s Consolidated Statements of Operations.  As of December 31, 2013the Company was approximately twenty-six months in arrears on royalty payments due. No default notice has been received and the Company plans to make payments as able.

Non-employee Board of Director Fees, loan conversion, and bonus  –  Non-Employee Board of Directors’ (BOD) fees for the year ended December 31, 2013 was $27,500.  Effective December 23, 2013, the BODs cancelled the $2,500 per month  non-employee BOD compensation agreement on a go-forward basis.  In addition, Mr. Pitzner forgave the $27,500 BOD fees due and or paid him through November 2013, for the year ended December 31, 2013.  Related to the forgiveness of the BOD fees for 2013, the Company cancelled stock payable to him, recorded $5,917 receivable for the stock due back from him, and recorded the $27,500 as contribution to Additional Paid in Capital.

On February 23, 2013, the Company declared a bonus payable for the years ended 2012 for certain employees, service providers, and consultants.  As part of this bonus, Mr. Pitzner was awarded restricted shares of common stock with $73,000 fair market value.  This amount is included on the statement of stockholders’ deficit as shares payable as of and for the years ended December 31, 2012. The shares were issued to Mr. Pitzner during the first quarter ended March 31, 2013.

Equity based compensation to employee  –  During the year ended December 31, 2013 the Company converted $54,000 of accrued payroll to 959,870 shares of restricted stock for services rendered by Alexander F. Purdon in 2013 based on the weighted average price per share during the months the services were rendered.  Mr. Purdon, owned stock in the Company prior to agreeing to accept stock in lieu of cash for employment compensation.  As a result, Mr. Purdon exceeded 10% ownership in November 2013, and is now accounted for as a related party.

Other liabilities and accrued interest– related parties

Other liabilities and accrued interest– related parties consists of the following at:

December 31, 2013

Year-end 2012 bonus payable to Chief Executive Officer	$67,000
Due to Principals of Carleigh Rae Corp., net	6,017
Other liabilities – related parties	$73,017

The $6,017 due to the Principals of the Carleigh Rae Corp. is part of the patent infringement settlements received by the Company and is discussed above as is the non-employee BOD Fee.

Restricted common stock issued for personal guarantee – On April 21, 2011, the Company granted Robert Carmichael, the Chief Executive Officer, 14,815 shares of restricted common stock in consideration of personal guarantees he provided to secure restatement and consolidation of the first and second mortgages of the Company.  The restrictions on the common stock expired 50% on April 20, 2012, and 50% on April 20, 2013, since Mr. Carmichael continued his full time employment with the Company.  The company valued the stock at determined fair market value per share on the date of the transaction and has recorded $1,000,000 of compensation expense to Mr. Carmichael ratably over the two-year term in which the restrictions expired. The unearned balance of the compensation was recorded as prepaid compensation as a component of shareholders’ deficit.  For the year ended December 31, 2013, the Company recognized $137,494 as amortization of prepaid compensation under this agreement.  Prepaid compensation remaining under this agreement as of December 31, 2013, was $0.

Equity based compensation for Chief Executive Officer– On November 2, 2012, the BOD approved a stock incentive bonus to certain key employees and consultants to vest and pay out on May 2, 2013, contingent upon continued employment or services. The stock bonus price per share was calculated based on last closing price per the OTCBB on the effective date of the transaction, or for a total of $75,100.  Shares were set aside and reserved for this transaction.  Of the $75,100 bonus, $45,000 was awarded to the Chief Executive Officer of the Company.  The Company recorded compensation expense ratably over the vesting period.  The Chief Executive Officer’s monthly salary was increased by $16,667 per month beginning in June 2012, payable in restricted stock calculated based on a monthly weighted average share factor of .70, or a 30% discount (“incremental salary”). The shares were to vest six months after the last day of each month, continued employment was requirement for  vesting, and shares would not be issuable until vested.  The Company recorded $23,801 operating expense each month related to the incremental salary, which was $16,667 plus $7,144 discount added back to record at full monthly weighted average price per market.  On December 23, 2013, the Chief Executive Officer forgave all incremental salary shares payable to him by the Company from 2012 and through November 2013.  As a result, the Company recorded $428,578 contribution to Additional Paid in Capital for the year ended December 31, 2013, for the cancellation of the $261,904, and $166,667 stock payable from 2013 and 2012, respectively.

Item 14.  Principal Accounting Fees and Services.

Fees to Auditors Fiscal Year ended December 31, 2013

Audit Fees: The aggregate fees, including expenses, billed by principal accountants for professional services rendered for the audit of the Company’s consolidated financial statements during fiscal year ending December 31, 2013 and for the review of the Company’s financial information included in its quarterly reports on Form 10-Q during the fiscal year ending December 31, 2013 or services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal year ending December 31, 2013 was $36,000.

Audit Related Fees:  The aggregate fees, including expenses, billed by principal accountants for assurance and related services reasonably related to the performance of the Company’s audit or review of the Company’s financial statements during the year ended December 31, 2013 were $-0-.

Tax Fees:  The aggregate fees, including expenses, billed by principal accountants for tax compliance, tax advice and tax planning during year 2013 was $3,000.

All Other Fees:  The aggregate fees, including expenses, billed for all other services rendered to the Company by principal accountants during year 2013 was $-0-.

The Company has no audit committee.  The Company's board of directors has considered whether the provisions of the services covered above under the captions is compatible with maintaining the auditor’s independence.  All services were approved by the board of directors prior to the completion of the respective audit.

Fees to Auditors Fiscal Year ended December 31, 2012

Audit Fees: The aggregate fees, including expenses, billed by principal accountants for professional services rendered for the audit of the Company’s consolidated financial statements during fiscal year ending December 31, 2012 and for the review of the Company’s financial information included in its quarterly reports on Form 10-Q during the fiscal year ending December 31, 2012 or services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal year ending December 31, 2012 was $37,580.

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

All Other Fees:  The aggregate fees, including expenses, billed for all other services rendered to the Company by principal accountants during year 2012 was $-0-.

The Company has no audit committee.  The Company's board of directors has considered whether the provisions of the services covered above under the captions is compatible with maintaining the auditor’s independence.  All services were approved by the board of directors prior to the completion of the respective audit.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

Our consolidated financial statements appear beginning at F-1.

Exhibit No.	Description	Location
2.2	Merger Agreement, dated June 18, 2002 by and among United Companies Corporation, Merger Co., Inc. and Avid Sportswear & Golf Corp.	Incorporated by reference to Exhibit 2.02 Amendment No. 1 to Form S-4 filed June 24, 2002.

2.3	Articles of Merger of Avid Sportswear & Golf Corp. with and into Merger Co., Inc.	Incorporated by reference to Exhibit 2.03 Amendment No. 1 to Form S-4 filed June 24, 2002.

3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of 10-Q for the quarter ended September 30, 2009 filed on November 13, 2009.

3.4	Designation of Series A Preferred Stock	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on April 27, 2012.

3.5	Articles of Amendment	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on July 15, 2013.

3.6	Bylaws	Incorporated by reference to Exhibit 3.04 to the Registration Statement on Form 10-SB.

10.1	Share Exchange Agreement, dated March 23, 2004 by and among the Company, Trebor Industries, Inc. and Robert Carmichael	Incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K filed April 9, 2004

10.2	Non-Exclusive License Agreement –BC Keel Trademark	Incorporated by reference to Exhibit 10.18 to Form 10QSB for the quarter ended December 31, 2005 filed August 15, 2005.

10.3	Exclusive License Agreement - Brownie's Third Lung, Brownie's Public Safety, Tankfill, and Related Trademarks and Copyrights	Incorporated by reference to Exhibit 10.20 to Form 10QSB for the quarter ended December 31, 2005 filed August 15, 2005.

10.4	Exclusive License Agreement – Brownie’s Third Lung and Related Trademarks and Copyright	Incorporated by reference to Exhibit 10.26 to Form 10KSB for the year ended December 31, 2006 filed April 4, 2007.

10.5	Promissory Note dated January 1, 2007 payable to Robert M. Carmichael.	Incorporated by reference to Exhibit 10.32 to Form 10KSB for the year ended year ended December 31, 2006 filed April 4, 2007.

10.6	Asset Purchase Agreement between Trebor Industries, Inc. and Robert Carmichael	Incorporated by reference to Form 8K filed on August 1, 2008.

Exhibit No.	Description	Location
10.7	Asset Purchase Agreement between Trebor Industries, Inc. and Robert Carmichael.	Incorporated by reference to Form 8K filed on March 5, 2009.

10.8	Asset Purchase Agreement between Trebor Industries, Inc. and Robert Carmichael.	Incorporated by reference to Form 8K filed on January 19, 2010.

10.9	Loan Conversion for Restricted Common Stock	Incorporated by reference to Form 8K filed on October 5, 2010.

10.10	Asset Purchase Agreement between Trebor Industries, Inc. and the Carleigh Rae Corporation	Incorporated by reference to Form 8K filed on January 6, 2011

10.11	Joint Venture Equity Exchange Agreement between Brownie’s Marine Group, Inc and Pompano Dive Center, LLC.	Incorporated by reference to Exhibit 10.21 to From 10-Q filed on November 14, 2011

10.12	Restricted Common Stock Issued for Board of Director Fees Payable, and Incentive Bonus Awards to Chief Executive Officer, Board of Director, and Certain Employees and Consultants	Incorporated by reference to Form 8-K filed on November 13, 2012

10.13	Year End 2012 Bonus Awards Executive Officer, Board of Director and Certain Consultants and Service Providers	Incorporated by reference to Form 8-K filed on February 26, 2013

10.14	Settlement of Brownie’s Third Lung and Robert Carmichael, Chief Executive Officer with Branch Banking and Trust	Incorporated by reference to Form 8-K filed on November 20, 2013

10.15	Promissory Note dated November 18, 2013 payable to Mikkel Pitzner, Board of Director, and Stock Option Grant	Incorporated by reference to Form 8-K filed on November 20, 2013

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith.

32.1	Certification Pursuant to Section 1350	Provided herewith.

32.2	Certification Pursuant to Section 1350	Provided herewith.

101	XBRL Interactive Data File *

* Attached as Exhibit 101 to this report are the following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Deficit (iv) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K  shall not be deemed "filed" or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 17, 2014	Brownie’s marine group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 17, 2014	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Director

Date: March 17, 2014	By:	/s/ Mikkel Pitzner
Mikkel Pitzner
Director

BROWNIE'S MARINE GROUP, INC.
TABLE OF CONTENTS FOR CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR EACH OF THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Brownie's Marine Group, Inc.

We have audited the accompanying consolidated balance sheets of Brownie's Marine Group, Inc.  as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2013. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of  Brownie's Marine Group, Inc.  as of  December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the entity has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC
L.L. Bradford & Company, LLC
March 17, 2014
Las Vegas, Nevada

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS

Current assets
Cash	$70,084	$69,292
Accounts receivable, net of $39,000 and $36,000 allowance
for doubtful accounts, respectively	30,298	20,556
Accounts receivable - related parties	105,942	51,703
Inventory	735,926	603,867
Prepaid expenses and other current assets	109,523	148,851
Other current assets - related parties	5,917	--
Deferred tax asset, net – current	277	304
Total current assets	1,057,967	894,573

Furniture, fixtures and equipment, net	76,265	72,281

Deferred tax asset, net - non-current	2,330	9,781
Other assets	27,635	31,635

Total assets	$1,164,197	$1,008,270

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$534,558	$508,715
Customer deposits and unearned revenue	99,610	53,678
Royalties payable - related parties	137,129	137,563
Other liabilities	252,009	170,827
Other liabilities and accrued interest - related parties	73,017	80,517
Convertible debentures, net	523,576	638,667
Notes payable - current portion	12,540	12,152
Notes payable - related parties - current portion	127,619	168,384
Total current liabilities	1,760,058	1,770,503

Long-term liabilities
Notes payable - long-term portion	2,765	15,412
Notes payable - related parties - long-term portion	--	--

Total liabilities	1,762,823	1,785,915

Commitments and contingencies

Stockholders' deficit
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000
issued and outstanding	425	425
Common stock; $0.0001 par value; 5,000,000,000 shares authorized;
10,049,140 and 2,357,589 shares issued, respectively;
5,672,051 and 401,424 shares outstanding, respectively	567	40
Common stock payable; $0.0001 par value; 200,795 and 962,940
shares, respectively	20	96
Prepaid equity based compensation	--	(137,494)
Additional paid-in capital	8,478,092	7,648,732
Accumulated deficit	(9,077,730)	(8,289,444)
Total stockholders' deficit	(598,626)	(777,645)

Total liabilities and stockholders' deficit	$1,164,197	$1,008,270

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012

Net revenues
Net revenues	$1,924,445	$2,048,364
Net revenues - related parties	946,243	815,963
Total net revenues	2,870,688	2,864,327

Cost of net revenues
Cost of net revenues	1,919,964	1,915,746
Royalties expense - related parties	69,591	66,166
Total cost of net revenues	1,989,555	1,981,912

Gross profit	881,133	882,415

Operating expenses
Selling, general and administrative	1,459,137	2,457,484
Research and development costs	75,760	47,797
Total operating expenses	1,534,897	2,505,281

Loss from operations	(653,764)	(1,622,866)

Other expense, net
Other (income), expense net	(73,731)	81,655
Interest expense	198,342	264,243
Interest expense - related parties	2,433	6,354
Total other expense, net	127,044	352,252

Net loss before provision for income taxes	(780,808)	(1,975,118)

Provision for income tax expense	7,478	38,231

Net loss	$(788,286)	$(2,013,349)

Basic loss per common share	$(0.32)	$(14.24)
Diluted loss per common share	$(0.32)	$(14.24)

Basic weighted average common
shares outstanding	2,484,342	141,365
Diluted weighted average common
shares outstanding	2,484,342	141,365

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

							Prepaid	Additional		Total
	Common stock		Preferred stock		Common stock payable		Equity based	paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	compensation	capital	deficit	deficit

Balance, December 31, 2011	35,499	$4	425,000	$425	7,651	$1	(637,498)	$6,150,762	$(6,276,095)	$(762,401)

Issuance of stock payable from prior
reporting periods	7,651	1	--	--	(7,651)	(1)	--	--	--	--

Stock granted for consulting, legal, and
other professional services	36,259	3	--	--	--	--	--	230,909	--	230,912

Equity based incentive/retention/year end
bonuses to consultants	--	--	--	--	678,519	68	--	280,332	--	280,400

Stock for equity investment	494	--	--	--	--	--	--	5,000	--	5,000

Discounts on convertible debentures	--	--	--	--	--	--	--	150,129	--	150,129

Equity based compensation and incentive/
retention bonus to Chief Executive Officer	--	--	--	--	102,460	10	--	264,989	--	264,999

Amortization of prepaid equity based
compensation to Chief Executive Officer	--	--	--	--	--	--	500,004	--	--	500,004

Conversion of Board of Director's fees
payable to stock	18,519	2	--	--	--	--	--	22,498	--	22,500

Equity based year end bonus to
non-employee Board of Director	--	--	--	--	180,247	18	--	72,982	--	73,000

Coversion of short-term loan from Board
of Director to stock	1,975	--	--	--	--	--	--	20,000	--	20,000

Stock issued for assets purchased from
Florida Dive Industries, Inc.	1,630	--	--	--	--	--	--	59,400	--	59,400

Conversion of employee compensation
payable to stock	16,537	2	--	--	--	--	--	98,998	--	99,000

Equity based incentive/retention bonuses
to employees	--	--	--	--	1,358	-	--	1,650	--	1,650

Conversion of accrued interest on
convertible debentures to stock	2,376	--	--	--	--	--	--	7,178	--	7,178

Conversion of convertible debentures	280,485	28	--	--	--	--	--	194,555	--	194,583
to stock

Extinguishment of convertible debentures	--	--	--	--	--	--	--	72,017	--	72,017

Equity based compensation for exclusivity
pursuant to agreement with Precision
Paddleboards, Inc.	--	--	--	--	357	--	--	17,333	--	17,333

Net loss	--	--	--	--	--	--	--	--	(2,013,349)	(2,013,349)

Balance, December 31, 2012	401,424	$40	425,000	$425	962,940	$96	$(137,494)	$7,648,732	$(8,289,444)	$(777,645)

Issuance of stock payable from prior
reporting periods	851,852	85	--	--	(851,852)	(85)	--	--	--	--

Stock granted or payable for consulting,
legal, and other professional services	105,064	11	--	--	133,305	13	--	58,586	--	58,610

Equity based incentive/retention
bonuses to consultants	5,185	1	--	--	8,643	1	--	16,299	--	16,301

Discounts on convertible debentures	--	--	--	--	--	--	--	72,053	--	72,053

Equity based compensation and incentive/
retention bonus to Chief Executive Officer	--	--	--	--	3,375,907	338	--	291,566	--	291,904

Forgiveness and cancellation of certain
equity based compensation due
Chief Executive Officer	--	--	--	--	(3,431,001)	(343)	--	343	--	--

Amortization of prepaid equity based
compensation to Chief Executive Officer	--	--	--	--	--	--	137,494	--	--	137,494

Conversion of note payable - related party
(Chief Executive Officer) to stock	370,370	37	--	--	--	--	--	49,963	--	50,000

Conversion of Board of Directors' fees
payable to stock	12,346	1	--	--	--	--	--	14,999	--	15,000

Equity based Board of Director's fees	22,635	2	--	--	216,070	22	--	27,476	--	27,500

Forgiveness of Board of Director's fees	--	--	--	--	(216,070)	(22)	--	5,939	--	5,917

Stock options granted with note payable -
- related party (Board of Director)	--	--	--	--	--	--	--	44,610	--	44,610

Conversion of employee compensation
payable to stock	959,870	96	--	--	--	--	--	53,904	--	54,000

Equity based incentive/retention bonuses
to employees	--	--	--	--	2,716	-	--	3,300	--	3,300

Conversion of accrued interest and fees
convertible debentures to stock	42,444	4	--	--	--	--	--	7,398	--	7,402

Conversion of convertible debentures
to stock	3,017,602	302	--	--	--	--	--	176,832	--	177,134

Extinguishment of convertible debentures	--	--	--	--	--	--	--	46,913	--	46,913

Equity based compensation for exclusivity
pursuant to agreement with Precision
Paddleboards, Inc.	--	--	--	--	137	--	--	6,667	--	6,667

Retirement of certain 2012 year end equity
bonuses returned by consultants	(117,284)	(12)	--	--	--	--	--	(47,488)	--	(47,500)

Adjustment for shares rounded upward
as a result of 1-for-1,350 reverse split	543	--	--	--	--	--	--	--	--	--

Net loss	--	--	--	--	--	--	--	--	(788,286)	(788,286)

Balance, December 31, 2013	5,672,051	$567	425,000	$425	200,795	$20	$--	$8,478,092	$(9,077,730)	$(598,626)

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012

Cash flows used in operating activities:
Net loss	$(788,286)	$(2,013,349)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	19,616	35,585
Change in deferred tax asset, net	7,478	38,231
Equity based compensation for consulting, legal, and
other professional services	58,610	502,912
Equity based compensation for product exclusivity	6,667	17,333
Equity based employee and consultant bonuses	19,600	10,050
Stock options issued to non-employee Board of Director as
incentive to enter into note-payable agreement	44,610	--
Equity based non-employee Board of Directors' fees	27,500	--
Equity based non-employee Board of Directors' year end bonuses	--	73,000
Loss on foreclosure of real estate	--	116,539
Accretion of convertible debenture discounts	133,793	175,568
Equity based compensation and bonuses payable
to Chief Executive Officer	291,905	264,999
Amortization of prepaid equity based compensation
to Chief Executive Officer	137,494	500,004
Stock issued for supplies and other expensed items	--	9,360
Loss on extinguishment of convertible debentures	93,825	106,421
Retirement of certain 2012 year end consultant bonuses	(47,500)	--
Gain on forgiveness of legal accrual	--	(95,054)
Changes in operating assets and liabilities:
Change in accounts receivable, net	(9,742)	(12,422)
Change in accounts receivable - related parties	(54,239)	340
Change in inventory	(132,059)	26,391
Change in prepaid expenses and other current assets	39,328	(73,998)
Change in other assets	4,000	7,440
Change in accounts payable and accrued liabilities	101,082	89,549
Change in customer deposits and unearned revenue	45,932	(41,486)
Change in other liabilities	(116,818)	57,507
Change in other liabilities and accrued interest - related parties	--	99,979
Change in royalties payable - related parties	(434)	(20,222)
Net cash used in operating activities	(117,638)	(125,323)

Cash flows from investing activities:
Purchase of fixed assets	(23,600)	(34,768)
Net cash used in investing activities	(23,600)	(34,768)

Cash flows from financing activities:
Proceeds from borrowing on convertible debentures	176,750	379,724
Proceeds from short-term loans payable	200,000	47,000
Repayment against short-term loans	(2,000)	--
Proceeds from equity investment	--	5,000
Principal payment on convertible debentures	(229,696)	(142,724)
Proceeds from notes payable	--	2,002
Principal payments on note payable	(12,259)	(7,752)
Proceeds from notes payable - related parties	85,000	--
Principal payments on note payable - related parties	(75,765)	(81,049)
Net cash provided by financing activities	142,030	202,201

Net change in cash	792	42,110

Cash, beginning of period	69,292	27,182

Cash, end of period	$70,084	$69,292

See Accompanying Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2013	2012

Supplemental disclosures of cash flow information:
Cash paid for interest	$16,324	$47,100

Cash paid for income taxes	$--	$--

Supplemental disclosures of non-cash investing activities
and future operating activities:
Discounts on convertible debentures	$72,053	$150,129

Stock and additional paid-in capital for assets purchased
from Florida Dive Industries, Inc.	$--	$59,400

Conversion of convertible debentures to stock	$177,134	$194,583

Conversion of accrued payroll to stock	$54,000	$99,000

Conversion of accrued interest and fees on convertible
debentures to stock	$7,402	$7,178

Conversion of accrued Non-employee Board of Directors
fees to stock	$15,000	$--

Stock due back from non-employee BOD for forgiveness
of BOD Fees	$5,917	$--

Conversion of short-term loan to stock	$--	$20,000

Write off of real estate due to foreclosure and sale	$--	$1,075,165

Write off of mortgage due to foreclosure and sale of real estate	$--	$1,053,994

Real estate foreclosure difference between court judgement and sale amount recorded as estimated libiiliaty (adjusted to $110,000
in subsequent period)	$--	$110,000

Application of accounts receivable trade to accrued interest
convertible debenture	$--	$6,298

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

Going Concern –The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements.   We have incurred losses since 2009, and expect to have into 2014.  We have had a working capital deficit since 2009.  The Company defaulted on its first mortgage in the third quarter of 2010, which resulted in an automatic default on its second mortgage, and was restructured with a forbearance agreement with a maturity date of May 22, 2012.  The Company was notified of default under the forbearance agreement on or around April 27, 2012, and the real estate was foreclosed upon and purchased at auction by lender on August 16, 2012. See Note 17. COMMITMENTS AND CONTINGENCIES for further discussion related to the mortgage, forbearance agreement, foreclosure, and final settlement.

The Company is behind on payments due for payroll taxes and withholding, matured convertible debentures, related parties notes payable, accrued liabilities and interest – related parties, and certain vendor payables.  The Company is handling delinquencies on a case by case basis.  However, there can be no assurance that cooperation the Company has received thus far will continue.  Payment delinquencies are further addressed in Note 7. RELATED PARTIES TRANSACTIONS, Note 9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES, Note 10. OTHER LIABILITIES, Note 11. NOTES PAYABLE, and Note 12. CONVERTIBLE DEBENTURES.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of business and summary of significant accounting policies (continued)

Going Concern (continued) – During the fourth quarter of 2011, the Company formed a joint venture with one dive entity, and in the first quarter of 2012, purchased the assets of another, with assumption of their retail location lease.  The Company accomplished both transactions predominantly through issuance of restricted common stock in BWMG.   The Company believed these transactions would help generate sufficient future working capital.  To-date neither endeavor generated profit or cash-flow.  Effective May 31, 2013, the Company closed and ceased operations at its retail facility.  The Company is still involved in the joint venture.  See Note 18. JOINT VENTURE EQUITY EXCHANGE AGREEMENT and Note 8.  ASSET PURCHASE for further discussion of these transactions.  As a result, the Company does not expect that existing cash flow will be sufficient to fund presently anticipated operations beyond the first quarter of 2014.  This raises substantial doubt about BWMG’s ability to continue as a going concern. The Company will need to raise additional funds and is currently exploring alternative sources of financing.  BWMG has issued a number of convertible debentures as an interim measure to finance working capital needs as discussed in Note 12.  CONVERTIBLE DEBENTURES and may continue to raise additional capital through sale of restricted common stock or other securities, and obtaining some short term loans.  The Company has paid for legal and consulting services with restricted stock to maximize working capital, and intends to continue this practice when possible. In addition, the Company implemented some cost saving measures and will continue to explore more to reduce operating expenses.

If BWMG fails to raise additional funds when needed, or does not have sufficient cash flows from sales, it may be required to scale back or cease operations, liquidate assets and possibly seek bankruptcy protection. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which occur.  Advertising and trade show expense was $43,583 and $19,380 for the years ended December 31, 2013, and 2012, respectively.

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

Comprehensive income – The Company has no other components of comprehensive income. Accordingly, net income equals comprehensive income for all periods.

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

Stock-based compensation (continued) – For the years ended December 31, 2013 and 2012, the Company transacted a fair number of stock-based compensation transactions as reflected on face of the Statement of Stockholders’ Deficit.  This included amortized prepaid equity based compensation for personal guarantees of Chief Executive Officer on Company’s bank debt; additional compensation expense to the Chief Executive Officer payable in stock; Board of Directors’ Fees and Bonuses; certain consulting, legal, and other professional fees;  equity based incentive and/or retention bonuses for some employees, and consultants; some accrued payroll settled in stock; and operating expense for exclusivity pursuant to strategic alliance agreement payable.   These transactions, as applicable, are also further discussed in Note 7. RELATED PARTIES TRANSACTIONS, Note 13. EQUITY BASED COMPENSATION FOR CONSULTING, LEGAL, AND OTHER PROFESSIONAL SERVICES, Note 21. EQUITY BASED INCENTIVE/RETENTION BONUSES, and Note 22. STRATEGIC ALLIANCE AGREEMENT.

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

Fair value of financial instruments  (continued) – At December 31, 2013, and  December 31, 2012, the carrying amount of cash, accounts receivable, accounts receivable – related parties, customer deposits and unearned revenue, royalties payable – related parties, other liabilities, other liabilities and accrued interest – related parties,  notes payable, notes payable – related parties, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.  The fair value of the Company’s convertible debentures was the principal balance due at December 31, 2013, and December 31, 2012, or $526,910, and $703,740, respectively, as presented in Note 12. CONVERTIBLE DEBENTURES.  The principal balance due approximates fair value because of the short maturity of these instruments.  On the face of the balance sheet the convertible debentures are presented net of discount, which is less than fair market value at period end dates.

Earnings per common share – Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities.  Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period.  Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive.  All common stock equivalent shares were excluded in the computation dilutive earnings per share for the three and years ended December 31, 2013, and 2012, since their effect was antidilutive.

New accounting pronouncements – The Company believes there was no new accounting guidance adopted but not yet effective that either has not already been disclosed in prior reporting periods or is relevant to the readers of BWMG’s financial statements.

2.	INVENTORY

Inventory consists of the following as of:

	December 31, 2013	December 31, 2012

Raw materials	$317,187	$324,459
Work in process	--	--
Finished goods	418,739	279,408
	$735,926	$603,867

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets totaling $115,440 at December 31, 2013, consists of $94,990 prepaid inventory, $14,141 prepaid insurance, $5,917 receivable from Board of Director in stock associated with forgiveness of Board of Director Fees, and $392 other current assets.

Prepaid expenses and other current assets totaling $148,851 at December 31, 2012, consists of $108,823 prepaid inventory, $11,800 engineering deposit,  $10,031 employee advances, $8,457 prepaid insurance, $5,000 prepaid legal, $3,240 prepaid rent, and $1,500 trade show deposit.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	FURNITURE, FIXTURES, AND EQUIPMENT

Furniture, fixtures, and equipment consists of the following as of:

	December 31, 2013	December 31, 2012

Furniture, fixtures, vehicles and equipment	$204,896	$181,296
Less: accumulated depreciation and amortization	(128,631)	(109,015)
	$76,265	$72,281

5.	OTHER ASSETS

Other assets of $27,635 at December 31, 2013 consists of $24,740 investment in joint venture, and $2,895 refundable deposits.  See Note 18. JOINT VENTURE EQUITY EXCHANGE AGREEMENT for further information on investment in joint venture and Note 24.  SECURITY PURCHASE AGREEMENT for further information commitment fee.

Other assets of $31,635 at December 31, 2012 consists of $24,740 investment in joint venture, and $6,895 refundable deposits. See Note 18. JOINT VENTURE EQUITY EXCHANGE AGREEMENT for further information on investment in joint venture and Note 24.  SECURITY PURCHASE AGREEMENT for further information commitment fee.

6.	CUSTOMER CREDIT CONCENTRATIONS

The Company sells to three entities owned by the brother of Robert Carmichael, the Company’s Chief Executive officer as further discussed in Note 7 – RELATED PARTIES TRANSACTIONS.  Combined sales to these entities for the years ended December 31, 2013 and 2012, represented 29.15% and 28.08%, respectively, of total net revenues.  Sales to no other customers represented greater than 10% of net revenues for three and years ended December 31, 2013, and 2012.

7.	RELATED PARTIES TRANSACTIONS

Notes payable – related parties

Notes payable – related parties consists of the following at December 31, 2013:

Promissory note payable to the Chief Executive Officer of the the Company, unsecured, bearing interest at 7.5% per annum, due in monthly principal and interest payments of $7,050, maturing on August 1, 2013.	$49,702

Promissory note payable to the non-employee Board of Director, secured by up to $200,000 in and to all of the Company’s right, title and interest in its fixed assets, inventory, receivables, and all documents including its books, records, and files; bearing interest at 21.21% per annum, due in monthly principal and interest payments of $8,585, maturing on November 1, 2014.	77,917

127,619

Less amounts due within one year	127,619

Long-term portion of notes payable	$--

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	RELATED PARTIES TRANSACTIONS (continued)

As of December 31, 2013, principal payments on the notes payable – related parties are as follows:

2014	$127,619
2015	--
2016	--
2017	--
2018	--
Thereafter	--

$127,619

As of December 31, 2013, the Company was approximately nine months in arrears on principal payments due under the Note payable to the Chief Executive Officer.  On May 13, 2013, the Company granted the Chief Executive Officer 370,371 shares of common stock (restated for reverse stock split, see Note 18. CHANGE IN CAPITAL STRUCTURE) in satisfaction of $50,000 of note payable – related parties.  The shares of stock were issued at the fair market value, or trading price, on the date of the transaction. No default notice has been received and the Company makes monthly payments to not fall further behind until it is able address past due payments.

On October 30, 2013, the Company signed a secured promissory note, with Mikkel Pitzner, the non-employee Board of Director (BOD) for $85,000.  In addition to the terms of the Note Payable disclosed in the table above, the Company was to use its best efforts to settle the Branch Banking and Trust (“BBT”) Judgment and terminate all Uniform Commercial Code filings in favor of Mr. Pitzner within 10 business days of the date of the agreement.  As further inducement to make the loan, Mr. Pitzner was granted an option to purchase 1,802,565 shares of the Company’s common stock for $.01 per share.  The option is exercisable immediately and will continue for a period ending two years from the agreement date with an option for cashless exercise based on a formula within the agreement.   The closing price per share of the Company’s stock closing on the OTCBB on the date of the agreement was $.025 per share.  As a result of the option granted, the Company recorded approximately $44,610 stock option expense using the Black-Scholes valuation model on date of the agreement. See Note 17. COMMITMENTS AND CONTINGENCIES, for November 20, 2013, Satisfaction of BBT Final Judgment.

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

Net revenues and accounts receivable – related parties – The Company sells products to three entities, Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer.  Terms of sale are no more favorable than those extended to any of the Company’s other customers.  Combined net revenues from these entities for years ended December 31, 2013 and 2012, was $836,872 and $804,381, respectively.    Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2013, was $11,926, $6,116, and $3,047, respectively.  Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2012, was $27,759, $15,226, and $8,457, respectively.  Sales to Pompano Dive Center for the years ended December 31, 2013, and 2012, was $23,322 and $11,531, respectively.   Accounts Receivable from Pompano Dive Center at December 31, 2013, and December 31, 2012, was $14,029, and $5,863, respectively.  See Note 18. JOINT VENTURE EQUITY EXCHANGE AGREEMENT for further discussion regarding Pompano Dive Center.   Sales to the Company’s Chief Executive Officer for the years ended December 31, 2013, and December 31, 2012 was $1,097 and $50, respectively.  Sales to Brownie’s Global Logistics. LLC and 940 Associates, Inc., companies owned by the Chief Executive Officer, were $80,613 and $4,340, respectively, for the year ended December 31, 2013, and $0, for the year ended December 31, 2012.  Accounts receivable from Brownie’s Global Logistics, LLC at December 31, 2013 was $70,823 and the receivable related to a sale in the 4th quarter of 2013, was paid within terms in January 2014.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	RELATED PARTIES TRANSACTIONS (continued)

Royalties expense – related parties  – The Company has Non-Exclusive License Agreements with 940 Associates, Inc. (hereinafter referred to as “940A”), an entity owned by the Company’s Chief Executive Officer, to license product patents it owns.  Under the terms of the license agreements effective January 1, 2005, the Company pays 940A $2.00 per licensed product sold, rates increasing 5% annually.  Also with 940A, the Company has an Exclusive License Agreement to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement.  Based on this license agreement, the Company pays 940A 2.5% of gross revenues per quarter.  Total royalty expense for the above agreements for the years ended December 31, 2013 and 2012, is disclosed on the face of the Company’s Consolidated Statements of Operations.  As of December 31, 2013, and December 31, 2012, the Company was approximately twenty-six months in arrears on royalty payments due. No default notice has been received and the Company plans to make payments as able.

Non-employee Board of Director Fees, loan conversion, and bonus – In April 2011, the Board of Directors approved a director compensation plan whereby each non-employee director would be paid the equivalent of $2,500 per month by the Company.  One of the two non-employee Board of Directors (“BOD”), of the three person BODs, which included the Chief Executive Officer, resigned his position on April 18, 2012.  As of December 31, 2012, $22,500 of the accrued BOD fees had been converted to stock, leaving $15,000 still due and unpaid, $7,500 due from first quarter of 2012 to the BOD who resigned, and $7,500 due Mikkel Pitzner from fourth quarter of 2012.  Because the remaining non-employee BOD, Mr.  Pitzner, now accounts for 50% of the BODs, the Company reclassified him to related parties as of April 2012.   See Other liabilities and accrued interest - related parties below for inclusion of the $7,500 payable to him as of December 31, 2102.   Prior to April 2012, the two non-employee BOD were not classified as related parties.  Non-Employee Board of Directors’ fees (related and unrelated parties) for the years ended December 31, 2013 and 2012, was $27,500 and $37,500 (paid in BWMG stock), respectively.  Effective December 23, 2013, the BODs cancelled the $2,500 per month non-employee BOD compensation agreement on a go-forward basis.  In addition, Mr. Pitzner forgave the $27,500 BOD fees due and or paid him through November 2013, for the year ended December 31, 2013.  Related to the forgiveness of the BOD fees for 2013, the Company cancelled stock payable to him, recorded $5,917 receivable for the stock due back from him, and recorded the $27,500 as contribution to Additional Paid in Capital.

On June 20, 2012, Mr. Pitzner converted a $20,000 short-term loan to restricted shares per BOD consent at fair market value of the stock.  In addition, on February 23, 2013, the Company declared a bonus payable for the years ended 2012 for certain employees, service providers, and consultants.  As part of this bonus, Mr. Pitzner was awarded restricted shares of common stock with $73,000 fair market value.  This amount is included on the statement of stockholders’ deficit as shares payable as of and for the years ended December 31, 2012. The shares were issued to Mr. Pitzner during the first quarter ended March 31, 2013.

Equity based compensation to employee – During the year ended December 31, 2013 the Company converted $54,000 of accrued payroll to 959,870 shares of restricted stock for services rendered by Alexander F. Purdon in 2013 based on the weighted average price per share during the months the services were rendered.  During the year ended December 31, 2012, the Company converted $99,000 of accrued payroll due him to 16,537 shares of restricted stock payable for services rendered in 2012 and 2011, also based on the weighted average price per share during the months the services were rendered.  Mr. Purdon, owned stock in the Company prior to agreeing to accept stock in lieu of cash for employment compensation.  As a result, Mr. Purdon exceeded 10% ownership in 2013, and is now accounted for as a related party.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	RELATED PARTIES TRANSACTIONS (continued)

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

Other liabilities and accrued interest– related parties

Other liabilities and accrued interest– related parties consists of the following at:

	December 31, 2013	December 31, 2012

Year-end 2012 bonus payable to Chief Executive Officer	$67,000	$67,000
BOD fee payable to non-employee – related parties	--	7,500
Due to Principals of Carleigh Rae Corp., net	6,017	6,017
Other liabilities – related parties	$73,017	$80,517

The $6,017 due to the Principals of the Carleigh Rae Corp. is part of the patent infringement settlements received by the Company and is discussed above as is the non-employee BOD Fee.

Restricted common stock issued for personal guarantee – On April 21, 2011, the Company granted Robert Carmichael, the Chief Executive Officer, 14,815 shares of restricted common stock in consideration of personal guarantees he provided to secure restatement and consolidation of the first and second mortgages of the Company.  The restrictions on the common stock expired 50% on April 20, 2012, and 50% on April 20, 2013, since Mr. Carmichael continued his full time employment with the Company.  The Company valued the stock at determined fair market value per share on the date of the transaction and has recorded $1,000,000 of compensation expense to Mr. Carmichael ratably over the two-year term in which the restrictions expired. The unearned balance of the compensation was recorded as prepaid compensation as a component of shareholders’ deficit. For the years ended December 31, 2013 and 2012, the Company recognized $137,494 and $500,004, respectively, as amortization of prepaid compensation under this agreement.  Prepaid compensation remaining under this agreement as of December 31, 2013, and December 31, 2012, was $0 and $137,494, respectively, and is reflected as a component of Stockholders’ Deficit.

Stock options outstanding from patent purchase
Effective March 3, 2009, the Company entered into a Patent Purchase Agreement with Robert M. Carmichael, the Chief Executive Officer of the Company. The Company purchased several patents it had previously been paying royalties on and several related unissued patents. In exchange for the Intellectual Property (“IP), the Company issued Mr. Carmichael 234 stock options (adjusted for 1 –for– 1,350 reverse stock split) at a $1,350 exercise price with expiration ten years from the effective date of grant, or March 2, 2019.  None of the options have been exercised to-date.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	RELATED PARTIES TRANSACTIONS (continued)

Equity based compensation for Chief Executive Officer– On November 2, 2012, the BOD approved a stock incentive bonus to certain key employees and consultants to vest and pay out on May 2, 2013, contingent upon continued employment or services. The stock bonus price per share was calculated based on last closing price per the OTCBB on the effective date of the transaction, or for a total of $75,100.  Shares were set aside and reserved for this transaction.  Of the $75,100 bonus, $45,000 was awarded to the Chief Executive Officer of the Company.  The Company recorded compensation expense ratably over the vesting period. See Note 21. EQUITY BASED INCENTIVE/RETENTION BONUSES for further discussion.  In addition, on February 23, 2013, the Company declared a bonus payable for the years ended 2012 for certain employees, service providers, and consultants.  As part of this bonus, the Chief Executive Officer was awarded $67,000 to be paid out in cash or stock based on later determination by the BOD. This amount is included in operating expense for the year ended December 31, 2012.  See table above for inclusion in other liabilities and accrued interest – related parties.  Further, pursuant to a Written Consent of the BOD of the Company on June 11, 2012, clarifying a meeting held on May 31, 2012, the BOD declared an $83,333 bonus due the Chief Executive Officer payable in shares of restricted stock.  The shares vested as of January 2, 2013.  The grant price per share was based on the closing price of the stock on May 31, 2012.  For accounting purposes, the Company recognized $83,333 operating expense ratably over the seven months the share vested.  Lastly, the Chief Executive Officer’s monthly salary was increased by $16,667 per month beginning in June 2012, payable in restricted stock calculated based on a monthly weighted average share factor of .70, or a 30% discount (“incremental salary”). The shares were to vest six months after the last day of each month, continued employment was requirement for vesting, and shares would not be issuable until vested.  The Company recorded $23,801 operating expense each month related to the incremental salary, which was $16,667 plus $7,144 discount added back to record at full monthly weighted average price per market.  On December 23, 2013, the Chief Executive Officer forgave all incremental salary shares payable to him by the Company from 2012 through November 2013.  As a result, the Company recorded $428,578 contribution to Additional Paid in Capital for the year ended December 31, 2013, for the cancellation of the $261,904, and $166,667 stock payable from 2013 and 2012, respectively.

8.	ASSET PURCHASE

On February 3, 2012, the Company entered into an asset purchase agreement with Florida Dive Industries, Inc. (“Seller”). On March 5, 2012, the same parties executed an amendment (“Amendment”) to the agreement (collectively, the “Agreement”).  Under the terms of the Agreement, the Company acquired certain diving and related inventory, and Seller provided a three year non-compete agreement within a 10-mile wide radius. In addition, the Company assumed a commercial lease obligation for a retail dive store in Boca Raton, Florida beginning in April 1, 2012. The lease was automatically renewable on an annual basis through May 31, 2014, with 90 days written notice assuming the Lessee is in compliance with all terms of the lease. The lease amount was base rental plus an allocated amount of common areas maintenance (‘CAM”). Base rental increases annually by the greater of 5% or the annual consumer price index. The monthly rental including CAM at the time of assignment was approximately $3,200.

As a purchase price, the Company agreed to pay Seller, on a monthly basis, beginning April 1, 2012, and thereafter until May 13, 2013, in equal payments, the total cash purchase price of $22,500. In addition, the Company issued Seller 1,630 restricted shares of stock as part of the purchase price as provided for in the Amendment, or $59,400.   Both the restricted stock and the monthly payments due Seller were maintained in an escrow account for six months as a purchase price holdback for contingent liabilities not otherwise settled by Seller.  If such items including rent and any building or zoning code violations had not been paid by Seller during this period, the Company would have settled said liabilities with the purchase price holdback. On October 26, 2012, the Company issued the seller the 1,630 shares previously heldback.  As of December 31, 2013, the Company had paid Seller $9,643 toward the $22,500 cash purchase price leaving a balance of $12,857.  On May 31, 2013, the Company ceased operations at the dive store and vacated the premises.  The $3,200 lease deposit was returned during the year ended December 31, 2013.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $534,558 at December 31, 2013, consists of $245,672 accounts payable trade, $50,910 accrued payroll and related fringe benefits, $62,500 accrued year-end bonuses, $42,093 accrued payroll taxes and withholding, $133,383 accrued interest.  Accrued payroll taxes and withholding were approximately six months in arrears at December 31, 2013.  Balances due certain vendors are also due in arrears to varying degrees.  The Company is handling all delinquent accounts on a case by case basis.

Accounts payable and accrued liabilities of $508,715 at December 31, 2012, consists of $205,915 accounts payable trade, $50,352 accrued payroll and related fringe benefits, $62,500 accrued year-end bonuses, $96,811 accrued payroll taxes and withholding, $93,096 accrued interest, and $41 other accrued liabilities.  Accrued payroll taxes and withholding were approximately nine months in arrears at December 31, 2012.  Balances due certain vendors were also due in arrears to varying degrees.

10.	OTHER LIABILITIES

Other liabilities of $251,653 at December 31, 2013, consists of $235,000 short-term loans, $12,858 payable for assets purchased pursuant to Asset Purchase Agreement (Note 8. ASSET PURCHASE), $3,169 on-line training liability, and $626 other liabilities. The foreclosure liability is the final court judgment amount, see Note 25. SUBSEQUENT EVENTS, which represents the shortfall between the mortgage and fees owed and value of the property foreclosed upon. The $235,000 short-term loans is comprised of three loans due on demand from unrelated parties.  The loans have no other stated terms except one for $200,000 indicated it was for settlement of debenture debt.  Therefore, the Company used the proceeds from that loan toward settlement of convertible debentures referenced in (13) of Note 12.  CONVERTIBLE DEBENTURES.

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

On-line training certificates with all hookah units sold.  The training certificates entitle the holder to an on-line interactive course at no additional charge to the holder.  The number of on-line training certificates issued per unit is the same as the number of divers the unit as sold is designed to accommodate (i.e., a three diver unit configuration comes with three on-line training certificates).  The certificates have an eighteen-month redemption from the time customer purchases the unit before expiration. The Company owes the on-line training vendor an agreed upon negotiated rate for on-line certificates redeemed prior to expiration, and payment is due upon redemption. The Company estimates the on-line training liability based on the historical redemption rate of approximately 10%.  The Company continues to monitor and maintain a reserve for certificate redemption that approximates the historical redemption rate.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	NOTES PAYABLE

Notes payable consists of the following as of December 31, 2013:

Promissory note payable, unsecured, bearing interest at 5% simple interest per annum, due in weekly principal and interest payments of $250, maturing on March 10, 2015.	$15,305

Less amounts due within one year	12,540

Long-term portion of notes payable	$2,765

As of December 31, 2013, principal payments on the notes payable are as follows:

2014	$12,540
2015	2,765
2016	--
2017	--
2018	--
Thereafter	--

$15,305

In February 2011, the Company converted a vendor payable into an unsecured promissory note as reflected above and below in note payable balances as of December 31, 2013, and December 31, 2012.  Principal and interest payments of $2,000 per month were to begin on February 28, 2011, and continue through August 31, 2012, maturity.  Since the Company was in arrears on payments, on June 1, 2012, the Company restructured the Note with the vendor.  Effective June 5, 2012, the Company began making payments under the restructured terms as reflected in both note payable tables.

Notes payable consisted of the following as of December 31, 2012:

Promissory note payable, unsecured, bearing interest at 5% simple interest per annum, due in weekly principal and interest payments of $250, maturing on March 10, 2015.	$27,564

Less amounts due within one year	12,152

Long-term portion of notes payable	$15,412

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	CONVERTIBLE DEBENTURES

The Company has outstanding convertible debentures as follows:

							Period End
			Origination	Origination	Period End	Period End	Debenture,
Origination	Maturity	Interest	Principal	Discount	Principal	Discount	Net
Date	Date	Rate	Balance	Balance	Balance	Balance	Balance	Ref.
10/4/2010	4/4/2011	5%	$20,635	$(20,635)	$-	$-	$-	(1)
11/27/2010	5/27/2011	10%	125,000	(53,571)	58,750	-	58,750	(2)
1/7/2011	11/11/2011	5%	76,000	(32,571)	48,000	-	48,000	(3)
2/10/2011	1/14/2011	8%	42,500	(42,500)	-	-	-	(4)
9/12/2011	6/14/2012	8%	37,500	(37,500)	-	-	-	(4)
3/9/2011	3/9/2012	10%	50,000	(34,472)	-	-	-	(5)
5/3/2011	5/5/2012	5%	300,000	(206,832)	300,000	-	300,000	(6)
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	-	10,000	(7)
9/8/2011	9/20/2011	10%	39,724	(17,016)	-	-	-	(8)
2/10, 5/18, 7/17, 11/8/2012	2/10, 5/18, 7/17, 11/8/2014	10%	42,750	-	-	-	-	(9)
3/14/2012	2/10/2014	10%	5,500	-	472	-	472	(10)
12/19/2011	9/21/2012	8%	37,500	(37,500)	-	-	-	(4)
2/7/2012	2/7/2014	10%	16,000	-	-	-	-	(11)
2/10/2012	2/10/2014	10%	39,724	-	2,743	-	2,743	(11)
3/9/2012	3/9/2014	10%	56,250	-	-	-	-	(11)
4/19, 8/17, 11/7/2012	4/4/2011, 2/10, 4/14/2014	5%, 10%	39,847	-	-	-	-	(12)
7/2/2012	4/5/2013	8%	78,500	(35,268)	-	-	-	(4)
8/8/2012	5/2/2013	8%	42,500	(27,172)	8,445	-	8,445	(4)
10/31/2012	8/2/2013	8%	78,500	(50,189)	78,500	-	78,500	(4)
1/18/2013	1/18/2014	10%	84,500	(58,720)	-	-	-	(13)
1/18/2013	1/18/2014	10%	30,500	-	-	-	-	(13)
1/18/2013	1/18/2014	10%	95,000	-	-	-	-	(13)
4/8/2013	4/14/2013	9.9%	20,000	(13,333)	20,000	(3,334)	16,666	(14)
Totals					$526,910	$(3,334)	$523,576

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

(2)
The Company purchased exclusive rights for license of certain intellectual property from an unrelated party.  The parties agreed to a royalty of 2.5% of net revenues generated from the sale, sub-license or use of the technology or a reasonable negotiated rate based on similar invention.  The debenture is convertible to common shares of the Company at May 27, 2011, along with accrued interest at the option of the lender. Conversion price per share is 30% discount as determined from the weighted average of the preceding 12 trading days’ closing market price. The Company valued the BCF of the convertible debenture at $53,517, its intrinsic value.  The Company accreted the discount to the convertible debenture and will recognize interest expense through repayment in full or conversion.  Because there is no assurance of success and the invention is still in design and pre-prototype phase, the Company recorded the initial net value of the debenture, $71,483, as research and development expense in during the years ended 2010.  Both parties have agreed to confidentiality regarding the invention during the pre-prototype stage.  In addition, the Company has agreed to provide the licensor with design services, as well as assist in completing the prototype and initial production at the Company’s prevailing wholesale rate for comparable services.

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

On July 2, 2012, the Company borrowed $78,500 from this same lender in exchange for a convertible debenture maturing on April 5, 2013.  Beginning 180 days after the date of the debenture, lender may convert the note to common shares at a 39% discount of the “Market Price” of the stock based on the average of the lowest three (3) closing bid prices on the date prior to the notice of conversion. In addition, if the Company grants a lower price for common stock purchase or conversion to anyone else during the term of this agreement, the lender’s conversion price will be adjusted downward to the same.  The lender cannot convert an amount greater than 4.99% of the outstanding common stock at any one time.  The Company may prepay the debenture at any time before maturity at graduated amounts depending on the date of prepayment ranging from 130% to 150% of the debenture balance plus accrued and unpaid interest.  There is a $2,000 per day penalty for not timely delivering shares upon conversion notice.  The Company is also required to maintain a reserve of shares sufficient to cover the lender’s conversion to common stock of the total amount of the debenture.  The Company valued the BCF of the convertible debenture at $35,268.  Accordingly, the $78,500 debenture was discounted by the amount of the BCF and accreted to the convertible debenture through its maturity, and interest was recognized until converted.  During the years ended December 31, 2013, the lender converted $78,500 principal plus accrued interest on the convertible debenture in full satisfaction of the debt.  The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

On August 8, 2012, the Company borrowed $42,500 from this same lender in exchange for a convertible debenture maturing on May 10, 2013.  Beginning 180 days after the date of the debenture, lender may convert the note to common shares at a 39% discount pursuant to the same terms and conditions discussed in preceding paragraph.  The Company valued the BCF of the convertible debenture at $27,172.  Accordingly, the $42,500 debenture was discounted by the amount of the BCF.  The Company accreted the discount to the convertible debenture through its maturity and will recognize interest expense until paid in full or converted.  During the year ended December 31, 2013, the lender converted $34,055 principal on the convertible debenture.  The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

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

(5)
On March 9, 2011, the Company borrowed $50,000 in exchange for a convertible debenture.  The lender could at any time convert any portion of the debenture to common shares at a 30% discount of the “Market Price” of the stock based on the average of the previous ten (10) days weighted average closing prices on the date prior to the notice of conversion.  The Company could have prepaid the debenture plus accrued interest at any time before maturity.  In addition, as further inducement for loaning the Company the funds, the Company granted the lender 50,000 and 100,000 warrants at $337.50 and $472.50 per share (after restatement for 1 for -1,350- reverse stock split) , respectively.  As a result, the Company allocated fair market value (“FMV”) to both the BCF and to the warrants, or $34,472, which was recorded as a discount against the debenture.  The Company accreted the discount to the convertible debenture through its maturity and recognized interest expense until both the debenture and accrued interest were converted to stock in full satisfaction of amounts due, in the first and second quarter of 2012, respectively.  Before discount, the Company determined the FMV of the warrants as $7,500 using the Black-Scholes valuation model.

(6)
On May 3, 2011, the Company borrowed $300,000 in exchange for a convertible debenture.  The Debenture bears 10% interest per annum. The lender may at any time convert any portion of the debenture to common shares at a 30% discount of the “Market Price” of the stock based on the average of the previous ten (10) days weighted average closing prices on the date prior to the notice of conversion.  The Company may prepay the debenture plus accrued interest at any time before maturity.  In addition, as further inducement for loaning the Company the funds, the Company granted the lender 300,000 and 600,000 warrants at $337.50 and $472.50 per share (after restatement for 1 for -1,350- reverse stock split), respectively.  As a result, the Company allocated fair market value (“FMV”) to both the BCF and to the warrants, or $206,832, which was recorded as a discount against the debenture.  The Company accreted the discount to the convertible debenture through maturity and will recognize interest expense until paid in full or converted.  Before discount, the Company determined the FMV of the warrants as $45,000 using the Black-Scholes valuation model.

(7)
The Company borrowed $10,000 in exchange for a convertible debenture.  The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4) highest closing bid prices over the preceding five (5) trading days.  The Company valued the BCF of the convertible debenture at $4,286.  The Company accreted the discount to the convertible debenture and will recognize interest expense until paid in full or converted.

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

(9)
The Company entered a new debenture agreement upon sale/assignment of the original lender under the debenture as discussed in reference (2) above.  Because the stated terms of the new debenture agreement were significantly different from the original debenture, including analysis of value of the beneficial conversion feature at the assignment/purchase date, the transaction was treated as extinguishment of the old debenture and recording of the new for accounting purposes. Because the debenture is being assigned/sold in installments, the Company is calculating and recognizing gain or loss on the extinguishment as it occurs.  On February 10, 2012, the new holder (lender) purchased $7,500 of the original $125,000 principal balance, and based on this transaction, the Company recorded a $4,286 loss on extinguishment.  On May 18, 2012, the lender purchased another $11,750, and the Company recorded a $6,714 loss on extinguishment related to this transaction. On July 17, 2012, the lender purchased another $11,750, and the Company recorded a $6,714 loss on extinguishment related to this transaction.  On November 8, 2012, the lender purchased another $11,750, and the Company recorded a $6,714 loss on the extinguishment related to this transaction.

The Company may prepay at any time in an amount equal to 150% of the principal and accrued interest.  The conversion price under the debenture is $.37125 (adjusted for 1-for-1,350 reverse stock split), and the lender may convert at any time until the debenture plus accrued interest is paid in full.  Various other fees and penalties apply if payments or conversions are not done timely by the Company.  The lender will be limited to maximum conversion of 4.99% of the outstanding Common Stock of the Company at any one time.  The debenture and the shares referenced within the debenture may be assignable in whole or in part to a third party at any time during the term.

As of December 31, 2013, the lender had assigned $5,500 under the debenture to four separate parties, and $23,500 to another party.  See reference (10) and (12), respectively, related to the assignments.

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

The new debentures were issued with the same following terms and conditions:  The Company may prepay at any time in an amount equal to 150% of the principal and accrued interest.  The conversion price under the debentures is $.37125 (adjusted for 1-for-1,350 reverse stock split), and the lender may convert at any time until the debenture plus accrued interest is paid in full.  Various other fees and penalties apply if payments or conversions are not done timely by the Company.  The lender will be limited to maximum conversion of 4.99% of the outstanding Common Stock of the Company at any one time.  During the years ended December 31, 2013, the lender converted $3,211 of the debenture with original principal balance of $39,724 to stock.  The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

On January 18, 2013, the lender sold/assigned all rights and interest on one of its three debentures having net book value of $16,000 plus accrued interest of $1,512.  On the same day, the lender sold/assigned all rights and interest on another of its three debentures having a net book value of $56,250, plus $4,825 of accrued interest.  See reference (13) which discusses the terms and conditions surrounding the new debentures issued upon extinguishment of the two originals as well as accounting treatment of the transactions.  The lender still held the third debenture with original principal balance of $39,724 with net book value of $2,743 at December 31, 2013.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	CONVERTIBLE DEBENTURES (continued)

(12)
On April, 19, 2012, the original lender discussed in ref (1) above re-assigned the debenture to this party asserting default against the first assignee. The amount of assignment was the balance remaining per the original lender’s records, or $16,347.  The Company recognized a $3,700 loss on this transaction.  Terms of the assigned debenture are the same as the original debenture as stated in ref (1).  During the year ended December 31, 2012, the new holder converted $16,347 of the debenture principal plus $162 of accrued interest in full satisfaction.

During the years ended December 31, 2012, the lender accepted assignment of $23,500, of a convertible debenture from the lender discussed in (9) above. See reference (2) for terms surrounding the original convertible debenture.  In addition, the Company converted $2,125 of the assignments to stock during the year ended December 31, 2013, plus $202 of accrued interest in full satisfaction of the amount due this lender under the assignments.  The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired the convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

(13)
On January 18, 2013, the Company entered into three new debenture agreements: one new lending and two upon sale/assignment of two debentures as discussed in reference (11).  Because the stated terms of the new debenture agreements and principal amounts are significantly different from the original debentures that were sold/assigned, including analysis of value of the beneficial conversion feature at the assignment/purchase date, the sale/assignment transactions are treated as extinguishment of the old debentures and recorded as new for accounting purposes.  As a result of the sale/assignment transactions, the Company recognized a combined loss on extinguishment of $93,826.  Principal balances on these two new debentures was $30,500 and $95,000, respectively. The Company was also required to maintain a reserve of shares sufficient to cover the lender’s conversion to common stock of the total amount of the debentures.

The Company borrowed $84,500, the third debenture referred to above with this lender.  The interest rate on the debenture was 10% per annum, and the conversion price was 59% of the lowest closing bid price per share in the ten trading days prior to the conversion notice.  Per terms of the debenture agreement, the lender was not to convert an amount that would cause it or any of its affiliates to beneficially own in excess of 4.99% of the Company.  The Company could prepay the debenture within 90 days after the effective date at 140% multiplied by outstanding principal and accrued interest.  The Company was also required to maintain a reserve of shares sufficient to cover the lender’s conversion to common stock of the total amount of the debenture.  The Company valued the BCF of the convertible debenture at $58,720, its intrinsic value.  Accordingly, the $84,500 debenture was discounted by the amount of the BCF.  The Company accreted discount to the convertible debenture and interest expense through its settlement on August 12, 2013 as discussed below.  Further, the debenture agreement provided for post-closing expenses, which the lender noted was $1,000 per conversion and approximately $700 in other fees per each debenture.  The Company accrued these fees on each debenture and per conversion.

The $95,000 and $30,500 debentures contained the same terms and conditions as the $84,500 debenture except there were no prepayment clause, and the conversion price was 44% of the lowest closing bid price per share in the ten trading days prior to the conversion notice.  During the years ended December 31, 2013, the Company converted $30,500 plus $191 of accrued interest in full satisfaction of the $30,500 debenture, and $22,500 toward the $95,000 debenture. The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

On August 12, 2013, the Company fully settled the two debentures outstanding with $157,446 principal and $8,794 accrued interest totaling $166,240 with this lender for $170,000.   All pre-payment penalties were waived and the Company recognized the difference between the $166,240 and $170,000, or $3,760, as other expense for the year ended December 31, 2013.

BROWNIE’S MARINE GROUP, INC.
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

Convertible debentures as of December 31, 2012, are as follows:

							Period End
			Origination	Origination	Period End	Period End	Debenture,
Origination	Maturity	Interest	Principal	Discount	Principal	Discount	Net
Date	Date	Rate	Balance	Balance	Balance	Balance	Balance	Ref.
10/4/2010	4/4/2011	5%	$20,635	$(20,635)	$-	$-	$-	(1)
11/27/2010	5/27/2011	10%	125,000	(53,571)	58,750	-	58,750	(2)
1/7/2011	11/11/2011	5%	76,000	(32,571)	48,000	-	48,000	(3)
2/10/2011	1/14/2011	8%	42,500	(42,500)	-	-	-	(4)
9/12/2011	6/14/2012	8%	37,500	(37,500)	-	-	-	(4)
3/9/2011	3/9/2012	10%	50,000	(34,472)	-	-	-	(5)
5/3/2011	5/5/2012	5%	300,000	(206,832)	300,000	-	300,000	(6)
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	(1,427)	8,573	(7)
9/8/2011	9/20/2011	10%	39,724	(17,016)	-	-	-	(8)
2/10, 5/18, 7/17, 11/8/2012	2/10, 5/18, 7/17, 11/8/2014	10%	42,750	-	-	-	-	(9)
3/14/2012	2/10/2014	10%	5,500	-	472	-	472	(10)
12/19/2011	9/21/2012	8%	37,500	(37,500)	-	-	-	(4)
2/7/2012	2/7/2014	10%	16,000	-	16,000	-	16,000	(11)
2/10/2012	2/10/2014	10%	39,724	-	12,643	-	12,643	(11)
3/9/2012	3/9/2014	10%	56,250	-	56,250	-	56,250	(11)
4/19, 8/17, 11/7/2012	4/4/2011, 2/10, 4/14/2014	5%, 10%	39,847	-	2,125	-	2,125	(12)
7/2/2012	4/5/2013	8%	78,500	(35,268)	78,500	(11,754)	66,746	(4)
8/8/2012	5/2/2013	8%	42,500	(27,172)	42,500	(12,856)	29,644	(4)
10/31/2012	8/2/2013	8%	78,500	(50,189)	78,500	(39,036)	39,464
Totals					$703,740	$(65,073)	$638,667

Reference numbers in right hand column of table entitled Ref. refer to paragraphs above the table.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	EQUITY BASED COMPENSATION FOR CONSULTING, LEGAL, AND OTHER PROFESSIONAL SERVICES

Equity based compensation including bonuses for consulting, legal, and other professional services is presented on the face of the Statement of Stockholders’ Deficit for the years ended December 31, 2013 and 2012. More information on the significant components of the amounts presented for the years ended December 31, 2013 and 2012 follows:

During the fourth quarter of 2013, the Company engaged a vendor to provide research and development services.  As part of the arrangement, the vendor agreed to take $6,810 in shares of the Company’s stock based on the weighted average price of the Company’s stock. The $6,810 is included in shares payable December 31, 2013, for consulting, legal, and other professional services on the Statement of Stockholders’ Deficit.

Pursuant to a consulting agreement for business advisory services, the Company issued for the years ended December 31, 2013, and 2012, 68,032 and 8,588, respectively, for $26,800 and $46,571, respectively, in services.  The brother of this consultant performed engineering services under the same terms and conditions of the agreement and the Company issued 47 restricted shares and recorded operating expense of $2,571 for the years ended December 31, 2012.  The stock conversion price under the agreement was calculated as a weighted average for the month the services were granted at a 30% discount.  Up until the end of the first quarter 2012, operating expense was recorded at invoice value due to nominal trading volume.  However, beginning in the second quarter of 2012, operating expense was recorded based on full weighted average share price of the market for the period in which the services were rendered.

On March 27, 2013, the Company entered into a consulting agreement for financial strategic advice for a term of twelve months from the date of the agreement and may be terminated by either party within 30 days written notice and any monies owed are due upon termination.  As initial fee, the Company paid the consultant $25,000 in restricted stock, or 37,038 shares, during the years ended December 31, 2013.  Further, upon obtaining $5,000,000 new capital into the Company, the consultant will be due $500,000, upon successfully obtaining a second $500,000 commitment of new capital, $50,000 will be due to the consultant, upon successfully obtaining a third $500,000 commitment of new capital, and the same arrangement through eleven additional commitment of new capital.  Amounts due shall be paid in cash and any brokerage commissions, private placement fees or other fees in connection with obtaining the new capital shall be reduced from the fees due the consultant on a dollar per dollar basis.

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

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	INCOME TAXES

The components of the provision for income tax expense are as follows for the years ended:

	December 31, 2013	December 31, 2012
Current taxes
Federal	$--	$--
State	--	--
Current taxes	--	--
Change in deferred taxes	85,065	331,211
Change in valuation allowance	(77,587)	(292,880)

Provision for income tax expense	$7,478	$38,231

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2013:

Deferred tax assets:
Equity based compensation	$97,276
Allowance for doubtful accounts	13,260
Depreciation and amortization timing differences	--
Net operating loss carryforward	1,124,299
On-line training certificate reserve	1,109
Total deferred tax assets	1,235,944
Valuation allowance	(1,233,337)

Deferred tax assets net of valuation allowance	2,607

Less deferred tax assets – non-current, net of valuation allowance	2,330

Deferred tax assets – current, net of valuation allowance	$277

The effective tax rate used for calculation of the deferred taxes as of December 31, 2013 was 34%.  The Company has established a valuation allowance against deferred tax assets of $1,235,879 or 99.8%, due to the uncertainty regarding realization, comprised primarily of a 100% reserve against the net operating carryforward, 100% reserve against the allowance for doubtful accounts, and 97% reserve against the deferred tax assets attributable to the equity based compensation.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	INCOME TAXES (continued)

The significant differences between the statutory tax rate and the effective tax rates for the Company for the three months ended are as follows:

	December 31, 2013	December 31, 2012
Statutory tax rate	--%	--%
Increase (decrease) in rates resulting from:
Net operating loss carryforward or carryback	(7)%	28%
Equity based compensation and loss	18%	(11)%
Book/tax depreciation and amortization differences	--%	--%
Change in valuation allowance	(10)%	(15)%
Other	--%	--%
Effective tax rate	1%	2%

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2012:

Deferred tax assets:
Equity based compensation	$236,145
Allowance for doubtful accounts	12,240
Depreciation and amortization timing differences	--
Net operating loss carryforward	1,071,409
On-line training certificate reserve	1,215
Total deferred tax assets	1,321,009
Valuation allowance	(1,310,924)

Deferred tax assets net of valuation allowance	10,085

Less deferred tax assets – non-current, net of valuation allowance	9,781

Deferred tax assets – current, net of valuation allowance	$304

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

During the second quarter of 2010, the holder of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of preferred stock.  The preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company from time to time in accordance with the provisions of Chapter 78 of the Nevada Revised Statutes.  Before modification, the existing Articles of Incorporation did not authorize the issuance of shares of preferred stock.  The Company authorized the preferred stock for the purpose of added flexibility in seeking capital and potential acquisition targets.  The amendment authorizing the issuance of shares of preferred stock grants the Board authority, without further action by our stockholders, to designate and issue preferred stock in one or more series and to designate certain rights, preferences and restrictions of each series, any or all of which may be greater than the rights of the common stock.  As of December 31, 2013, the 425,000 shares of preferred stock are owned by the Company’s Chief Executive Officer.  The preferred shares have 250 to 1 voting rights over the common stock, and are convertible into 31,481 shares of common stock. The preferred stock votes with the Company’s common stock, except as otherwise required under Nevada law. Accordingly, Mr. Carmichael will own 93% of the combined voting power of the Common Stock and Series A Covertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	COMMITMENTS AND CONTINGENCIES

On August 16, 2012, the Company’s real estate foreclosed upon by Branch Banking and Trust (“BBT”) was sold through a court ordered auction.  At the foreclosure sale, BBT was highest bidder with a bid of $1,300.  On July 17, 2012, the Court entered a Final Judgment of Foreclosure against the Company for $1,123,269, plus post-judgment interest. On December 14, 2012, BBT served the Company with Notice of Final Judgment of Foreclosure.  Per the Notice, the lender sought Final Judgment including post-judgment interest and costs through date of sale of $1,127,643 plus post-judgment interest and related expenses.  The lender asserted the fair market value of the property on the date of sale was $1,030,000 and was seeking final judgment against the Company for the shortfall amount between the Final Judgment amount and the fair market value of the property, or approximately $100,000 plus post-judgment interest and related expenses.  Accordingly, the Company recorded a foreclosure liability of $110,000 to cover the shortfall plus post-judgment expenses. At the time of the sale, carrying value of the building, building improvements, and land was $1,641,075, mortgage balance was $1,053,997, accrued interest was $15,609, and accrued real estate taxes was $45,006. After reversing all amounts associated with the foreclosed property and recording $110,000 adjustment for difference between the sale and final judgment amount the Company recorded $116,539 loss on foreclosure.  The adjustment and loss include $10,000 estimate of post-judgment expenses based on managements’ best judgment, and was periodically reviewed and adjusted as applicable.  On October 14, 2013, BBT. brought before the court a Motion for Deficiency Final Judgment (the “Motion”) against Trebor Industries, Inc., fully owned subsidiary of the Company, and Robert M. Carmichael, the Company’s Chief Executive Officer, and received a final judgment of $103,026, plus interest.  As part of the Motion, a Fact Information sheet was to be provided the defendants for completion including all required attachments within forty-five days of delivery from plaintiff, unless the Final Judgment is satisfied or post-judgment discovery is stayed.  During November 2013, the Company settled the Final Judgment with BBT for $85,000.  Accordingly, BWMG recorded $18,026 to other income for the period.  The 17th Judicial Circuit of the Circuit Court of Broward County recorded Satisfaction of Final Judgment on November 20, 2013.

On November 1, 2012, the Company entered into a one year lease on the foreclosed real estate, which the Company continues to occupy as it manufacturing facility and headquarters.  The terms of the lease were base rent of $3,750 plus sales tax. Either party could cancel the lease with 90 days written notice.  Effective on the date of expiration, the lease was renewed with the same terms and conditions.

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

BROWNIE’S MARINE GROUP, INC.
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

On November 7, 2011, the Company entered into a Joint Venture Equity Exchange Agreement (“Agreement”) with Pompano Dive Center, LLC. (“PDC”).  PDC owns a retail store, several dive boats, and has a classroom for training divers.  Under the terms of the Agreement, the Company will provide PDC with an assortment of Brownie’s Third Lung products on consignment, and PDC will act as a training and demonstration site for Brownie’s Third Lung products.  Beginning in 2012, both parties ceased operating under the consignment inventory arrangement.  Inventory not sold was returned and inventory was purchased for sale.   See Note: 7 RELATED PARTIES TRANSACTIONS - Net revenues and accounts receivable – related parties for further information on sales to PDC for the period ended December 31, 2013, and related Accounts Receivable balance.  Terms of sale to PDC are no more favorable than those granted other dealers of the Company’s products.

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

If this Agreement is terminated by either party and/or a written purchase and sales agreement is not entered into by the parties, then the parties’ respective interests in each other’s business will revert back to the original party.   Accordingly, if this should happen, PDC will relinquish the interest acquired in BWMG through this Agreement and BWMG will do the same.  All property at PDC owned by BWMG would be returned to BWMG at that time as well.  Because the joint venture is cancellable at any time by either party with return of respective interest transferred to each as per the joint venture agreement, possible acquisition of PDC is in the form of a non-binding letter of intent, each entities assets and liabilities remain their own, BWMG will not share in any of PDC losses or additional expenses unless otherwise approved, and the management and operation of PDC remains with PDC, the Company accounted for the investment in PDC under the Cost basis.  For the years ended December 31, 2013 and 2012, PDC reported pre-tax net losses.   Therefore, there was no profit sharing due the Company under the agreement.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	CHANGE IN CAPITAL STRUCTURE

Effective July 15, 2013, the Company effectuated a reverse split of all outstanding shares of Common Stock by a factor of one-for-one thousand three hundred fifty (1 -for- 1,350).  Fractional shares were rounded up to the nearest whole share.  The reverse split became effective as of July 15, 2013.  In accordance with Securities and Exchange Commissions’ Staff Accounting Bulletin Topic 4C, when a change in capital structure occurs after the period reporting date, but before release of the financial statements the Company must apply retroactive treatment to the financial statements to reflect the change.  Accordingly, the Company restated the financial statements for years ended December 31, 2013, and 2012, to reflect the change in the number of shares, as well as at December 31, 2013 and December 31, 2012.

Effective February 22, 2012, also with retroactive restatement, the Company increased the number of authorized shares of common stock from 250,000,000 to 5,000,000,000, and decreased the par value per share of Common Stock from $.001 to $.0001.

20.	EQUITY INCENTIVE PLAN

On August 22, 2007, the Company adopted an Equity Incentive Plan (the “Plan”).  Under the Plan, Stock Options may be granted to Employees, Directors, and Consultants in the form of Incentive Stock Options or Nonstatutory Stock Options.  Stock Purchase Rights, time vested and/performance invested Restricted Stock, and Stock Appreciation Rights and Unrestricted Shares may also be granted under the Plan.  The initial maximum number of shares that may be issued under the Plan shall be 297 shares, and no more than 75 Shares of Common Stock may be granted to any one Participant with respect to Options, Stock Purchase Rights and Stock Appreciation Rights during any one calendar year period.  Common Stock to be issued under the Plan may be either authorized and unissued or shares held in treasury by the Company.  The term of the Plan shall be ten years.  The Board of Directors may amend, alter, suspend, or terminate the Plan at any time.  All 297 options were issued under the plan prior to January 1, 2010, and to-date all remain outstanding.

21.	EQUITY BASED INCENTIVE/RETENTION BONUSES

On November 2, 2012, the Board of Directors consented to grant equity based bonuses to certain key employees and consultants as an incentive to retain their services. Stock incentive bonuses will vest, and be paid out on May 2, 2013, contingent upon continued employment or service. The stock bonus price per share was calculated based on last closing price as reported on per the OTCBB prior to the grant date for a total of $75,100. Shares were set aside and reserved for this transaction. As disclosed in Note 7. RELATED PARTIES TRANSACTIONS, $45,000 of the $75,100 bonuses was awarded to the Chief Executive Officer. The Company accrued operating expense ratably from the time of the awards through May 2, 2013, when vested.

22.	STRATEGIC ALLIANCE AGREEMENT

On April 10, 2012, the Company entered into a strategic alliance agreement with Precision Paddleboards, Inc. The agreement provides for 12 month exclusivity granted for $24,000 in one year restricted stock, or 494 shares.  Price per share was calculated as the weighted average per share for 30 days preceding the agreement or $.036 per share.  The Company will recognize the operating expense ratably over the twelve month vesting term with corresponding entry to shares payable.  For the years ended December 31, 2013 and 2012, the Company recognized $6,667, and $17,333, respectively, operating expense under the agreement.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	INTEREST EXPENSE NON-RELATED PARTIES AND OTHER EXPENSE (INCOME), NET

For the year ended December 31, 2013, non-related parties interest expense of $198,342 is comprised of approximately $194,000 interest on convertible debentures and approximately $4,000 interest on notes payable and other interest.  For the year ended December 31, 2012, non-related parties interest expense of $264,243 is comprised of $233,148 interest on convertible debentures, $26,337 interest on notes payable, and $4,758 other interest.

For the year ended December 31, 2013, $73,731 other income, net is comprised primarily of $106,000 in sales commissions, approximately $22,000 royalty income on licensed patents, $47,500 return and retirement of year end 2012 stock bonuses granted to certain consultants, approximately $25,000 downward adjustment of BBT foreclosure liability from settlement of Final Judgment, $15,841 other income, net of individually insignificant items, and partially offset by approximately $98,000 loss on extinguishment of convertible debentures, and $44,610 stock option expense.  See Note 7. RELATED PARTIES for further information regarding the stock options granted Mr. Pitzner, BOD, in conjunction with note payable issued to him by Company for $85,000. For the year ended December 31, 2012, the $81,655 other expense, net is comprised primarily of $116,539 loss on foreclosure of real estate, $106,421 loss on extinguishment of convertible debentures, and partially offset by $95,054 gain on forgiveness of legal debt dated prior to April 2004, $29,940 product license royalty income, and $16,311 other income net of individually insignificant transactions.

24.	SECURITIES PURCHASE AGREEMENT

Effective December 31, 2013, the Company entered into an agreement to terminate the $5,000,000 security purchase agreement it had entered into on April 9, 2013.  As part of the original agreement, the Company had paid a $125,000 commitment fee in shares of stock.  As part of the termination, the $125,000 shares were returned and cancelled as of December 31, 2013.  Accordingly, the $125,000 commitment fee, which had been fully expensed during 2013, was reversed at December 31, 2013 when the shares were returned.

25.	SUBSEQUENT EVENTS

On January 31, 2014, and February 28, 2014, Mr. Alexander F. Purdon, was issued 387,530 and 402,610 shares of restricted common stock, respectively, in lieu of cash for $4,500 employee compensation for each of the two months ended February 28, 2014.  The number of shares issues was based on the weighted average share price during the months in which the services were rendered.

Conversions of debentures to shares of common stock occurred subsequent to December 31, 2013.  The stock was issued upon partial conversion of a convertible note without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.  Conversions were as follows (ref. number corresponds to lender reference number in Note 12. CONVERTIBLE DEBENTURES):

Ref (4) lender –
On March 13, 2014, the lender converted $1,040 of its debenture to 196,226 shares.
On March 5, 2014, the lender converted $980 of its debenture to 196,000 shares.
On February 26, 2014 the lender converted $960 of its debenture to 195,918 shares.
On February 7, 2014, the lender converted $865 of its debenture to 196,591 shares
On February 4, 2014, the lender converted $960 of its debenture to 195,918 shares.
On January 28, 2014, the lender converted $645 of its debenture to 195,455 shares.
On January 24, 2014, the lender converted $645 of its debenture to 195,455 shares.
On January 17, 2014, the lender converted $648 of its debenture to 196,364 shares.
On January 7, 2014, the lender converted $727 of its debenture to 196,486 shares.

