Form 10-Q
period 2014-03-31
Brownie's Marine Group, Inc
filed 2014-05-13
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

There were 11,612,055 shares of common stock outstanding as of May 1, 2014.

PART I

Item 1.	Financial Statements

Financial Information

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2014	2013
ASSETS

Current assets
Cash	$49,979	$70,084
Accounts receivable, net of $39,000 and $39,000 allowance for doubtful accounts, respectively	11,711	30,298
Accounts receivable - related parties	81,611	105,942
Inventory	746,893	735,926
Prepaid expenses and other current assets	116,161	109,523
Other current assets - related parties	5,663	5,917
Deferred tax asset, net - current	233	277
Total current assets	1,012,251	1,057,967

Furniture, fixtures and equipment, net	70,663	76,265

Deferred tax asset, net - non-current	2,330	2,330
Other assets	27,635	27,635
Total assets	$1,112,879	$1,164,197

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$510,277	$517,058
Customer deposits and unearned revenue	138,343	99,610
Royalties payable - related parties	133,453	137,129
Other liabilities	250,521	252,009
Other liabilities and accrued interest - related parties	93,521	90,517
Convertible debentures, net	516,800	523,576
Notes payable - current portion	12,229	12,540
Notes payable - related parties - current portion	70,833	127,619
Total current liabilities	1,725,977	1,760,058

Long-term liabilities
Notes payable - long-term portion	—	2,765
Total liabilities	1,725,977	1,762,823

Commitments and contingencies

Stockholders' deficit
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding	425	425
Common stock; $0.0001 par value; 5,000,000,000 shares authorized; 11,258,711 and 10,049,140 shares issued, respectively; 9,427,853 and 5,672,051 shares outstanding, respectively	943	567
Common stock payable; $0.0001 par value; 195,610 and 195,610 shares, respectively	20	20
Additional paid-in capital	8,501,643	8,478,092
Accumulated deficit	(9,116,129)	(9,077,730)
Total stockholders' deficit	(613,098)	(598,626)
Total liabilities and stockholders' deficit	$1,112,879	$1,164,197

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013

Net revenues
Net revenues	$298,319	$423,282
Net revenues - related parties	290,064	165,381
Total net revenues	588,383	588,663

Cost of net revenues
Cost of net revenues	451,847	458,255
Royalties expense - related parties	13,225	14,283
Total cost of net revenues	465,072	472,538
Gross profit	123,311	116,125

Operating expenses
Selling, general and administrative	179,967	561,674
Research and development costs	379	15,599
Total operating expenses	180,346	577,273
Loss from operations	(57,035)	(461,148)

Other (income) expense, net
Other (income) expense, net	(36,738)	91,779
Change in derivative liability	—	565,689
Interest expense	13,552	68,850
Interest expense - related parties	4,506	657
Total other (income) expense, net	(18,680)	726,975
Net loss before provision for income taxes	(38,355)	(1,188,123)

Provision for income tax expense	44	3,783
Net loss	$(38,399)	$(1,191,906)

Basic loss per common share	$(0.02)	$(1.27)
Diluted loss per common share	$(0.02)	$(1.27)

Basic weighted average common shares outstanding	7,196,169	941,986
Diluted weighted average common shares outstanding	7,196,169	941,986

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

							Additional		Total
	Common stock		Preferred stock		Common stock payable		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	deficit

Balance, December 31, 2013	5,672,051	$567	425,000	$425	195,610	$20	$8,478,092	$(9,077,730)	$(598,626)

Conversion of employee compensation payable for first quarter of 2014 to stock	1,223,977	122	—	—	—	—	13,378	—	13,500

Conversion of accrued interest on convertible debentures to stock	307,224	31	—	—	—	—	1,669	—	1,700

Conversion of convertible debentures to stock	2,239,007	224	—	—	—	—	9,886	—	10,110

Retirement of shares returned by non-employee Board of Director	(14,406)	(1)	—	—	—	—	(1,382)	—	(1,383)

Net loss	—	—	—	—	—	—	—	(38,399)	(38,399)

Balance, March 31, 2014 (Unaudited)	9,427,853	$943	425,000	$425	195,610	$20	$8,501,643	$(9,116,129)	$(613,098)

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013

Cash flows provided by (used in) operating activities:
Net loss	$(38,399)	$(1,191,906)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in derivative liability	—	565,689
Depreciation	5,602	4,724
Change in deferred tax asset, net	44	3,783
Equity based compensation for consulting, legal, and other professional services	—	44,600
Equity based compensation for product exclusivity	—	6,000
Equity based employee and consultant bonuses	—	15,075
Equity based non-employee Board of Directors' fees	—	7,500
Accretion of convertible debenture discounts	3,334	49,918
Equity based compensation and bonuses payable to Chief Executive Officer	—	93,429
Amortization of prepaid equity based compensation to Chief Executive Officer	—	125,001
Loss on extinguishment of convertible debentures	—	93,826
Changes in operating assets and liabilities:
Change in accounts receivable, net	18,587	(1,114)
Change in accounts receivable - related parties	24,331	(15,816)
Change in inventory	(10,967)	(9,861)
Change in prepaid expenses and other current assets	(8,021)	(794)
Change in other current assets - related parties	254	—
Change in accounts payable and accrued liabilities	8,431	150,354
Change in customer deposits and unearned revenue	38,733	45,735
Change in other liabilities	(1,488)	(7,808)
Change in other liabilities and accrued interest - related parties	3,004	(67,000)
Change in royalties payable - related parties	(3,676)	3,703
Net cash provided by (used in) operating activities	39,769	(84,962)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Proceeds from borrowing on convertible debentures	—	156,750
Principal payment on convertible debentures	—	(72,250)
Principal payments on note payable	(3,088)	(2,924)
Principal payments on note payable - related parties	(56,786)	(20,158)
Net cash (used in) provided by financing activities	(59,874)	61,418
Net change in cash	(20,105)	(23,544)
Cash, beginning of period	70,084	69,292
Cash, end of period	$49,979	$45,748

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,133	$983

Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash investing activities and future operating activities:
Discounts on convertible debentures	$—	$58,720

Conversion of convertible debentures to stock	$10,110	$102,225

Conversion of related party employee compensation payable to stock	$13,500	$9,000

Conversion of accrued interest and fees on convertible debentures to stock	$1,700	$10,599

Conversion of accrued non-employee Board of Directors fees to stock	$—	$15,000

Stock issued for non-employee Board of Directors fees	$—	$10,000

Equity based compensation vesting to Chief Exucutive Officer	$—	$93,429

Equity based compensation vesting for exclusivity pursuant to agreement with Precision Paddleboards, Inc.	$—	$6,000

Retirement of shares returned by non-employee Board of Director	$1,383	$—

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

Reclassifications – Certain reclassifications have been made to the 2013 financial statement amounts to conform to the 2014 financial statement presentation. Effective July 15, 2013 the Company effectuated a reverse stock split (1 -for- 1,350). See Note 18. CHANGE IN CAPITAL STRUCTURE for more information. Accordingly, the transactional number of shares referenced throughout the Notes has been retroactively stated unless otherwise noted.

Cash and equivalents – Only highly liquid investments with original maturities of 90 days or less are classified as cash and equivalents. These investments are stated at cost, which approximates market value.

Going Concern –The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. We have incurred losses since 2009, and expect to have during 2014. We have had a working capital deficit since 2009.

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

Going Concern (continued) – During the fourth quarter of 2011, the Company formed a joint venture with one dive entity, and in the first quarter of 2012, purchased the assets of another, with assumption of their retail location lease. The Company accomplished both transactions predominantly through issuance of restricted common stock in BWMG. The Company believed these transactions would help generate sufficient future working capital. Neither endeavor did or has generated profit or positive cash-flow. Therefore, effective May 31, 2013, the Company closed and ceased operations at its retail facility. The Company is still involved in the joint venture. See Note 17. JOINT VENTURE EQUITY EXCHANGE AGREEMENT and Note 8. ASSET PURCHASE for further discussion of these transactions. As a result, the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations beyond the second quarter of 2014. This raises substantial doubt about BWMG’s ability to continue as a going concern. The Company will need to raise additional funds and is currently exploring alternative sources of financing. BWMG has issued a number of convertible debentures as an interim measure to finance working capital needs as discussed in Note 12. CONVERTIBLE DEBENTURES and may continue to raise additional capital through sale of restricted common stock or other securities, and obtaining some short term loans. The Company has paid for legal and consulting services with restricted stock to maximize working capital, and intends to continue this practice when possible. In addition, the Company implemented some cost saving measures and will continue to explore more to reduce operating expenses.

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

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which occur. Advertising and trade show expense was $912 and $27,262 for the years ended March 31, 2014, and 2013, respectively.

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

Stock-based compensation – The Company accounts for all compensation related to stock, options or warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes valuation model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued on the effective date of the agreement in accordance with generally accepted accounting principles, which includes determination of the fair value of the share-based transaction. The fair value has been determined either through use of the quoted stock price.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of business and summary of significant ACCOUNTING policies (continued)

Stock-based compensation (continued) – For the three months ended March 31, 2014 and 2013, the Company compensated and/or converted all accrued payroll to stock for one employee. For the three months ended March 31, 2014 and 2013, the Company transacted stock-based compensation transactions as follows: amortized prepaid equity based compensation for personal guarantees of Chief Executive Officer on Company’s bank debt; additional compensation expense to the Chief Executive Officer; Board of Directors’ Fees and Bonuses; certain consulting, legal, and other professional fees; equity based incentive and/or retention bonuses for some employees, and consultants; and operating expense for exclusivity pursuant to strategic alliance agreement payable. These transactions, as applicable, are also further discussed in Note 7. RELATED PARTIES TRANSACTIONS, Note 13. EQUITY BASED COMPENSATION FOR CONSULTING, LEGAL, AND OTHER PROFESSIONAL SERVICES, Note 20. EQUITY BASED INCENTIVE/RETENTION BONUSES, and Note 12. STRATEGIC ALLIANCE AGREEMENT.

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

Fair value of financial instruments (continued) – At March 31, 2014, and December 31, 2013, the carrying amount of cash, accounts receivable, accounts receivable – related parties, customer deposits and unearned revenue, royalties payable – related parties, other liabilities, other liabilities and accrued interest – related parties, notes payable, notes payable – related parties, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The fair value of the Company’s convertible debentures was the principal balance due at March 31, 2014, and December 31, 2013, or $516,800, and $526,910, respectively, as presented in Note 12. CONVERTIBLE DEBENTURES. The principal balance due approximates fair value because of the short maturity of these instruments. On the face of the balance sheet the convertible debentures are presented net of discount, which is less than fair market value at period end dates when discount is not fully accreted.

Earnings per common share – Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. All common stock equivalent shares were excluded in the computation dilutive earnings per share for the three months ended March 31, 2014, and 2013, since their effect was antidilutive.

New accounting pronouncements – The Company believes there was no new accounting guidance adopted but not yet effective that either has not already been disclosed in prior reporting periods or is relevant to the readers of BWMG’s financial statements.

2.	INVENTORY

Inventory consists of the following as of:

	March 31, 2014	December 31, 2013

Raw materials	$318,484	$317,187
Work in process	—	—
Finished goods	428,409	418,739
	$746,893	$735,926

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets totaling $116,161 at March 31, 2014, consists of $78,911 prepaid inventory, $28,676 prepaid insurance, $7,989 prepaid subcontract labor; and $585 other current assets and prepaids.

Prepaid expenses and other current assets totaling $109,523 at December 31, 2013, consists of $94,990 prepaid inventory, $14,141 prepaid insurance, and $392 other current assets.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	FURNITURE, FIXTURES, AND EQUIPMENT

Furniture, fixtures, and equipment consists of the following as of:

	March 31, 2014	December 31, 2013

Furniture, fixtures, vehicles and equipment	$204,896	$204,896
Less: accumulated depreciation and amortization	(134,233)	(128,631)
	$70,663	$76,265

5.	OTHER ASSETS

Other assets of $27,635 at March 31, 2014 and December 31, 2013, consists of $24,740 investment in joint venture, and $2,895 refundable deposits. See Note 17. JOINT VENTURE EQUITY EXCHANGE AGREEMENT for further information on investment in joint venture.

6.	CUSTOMER CREDIT CONCENTRATIONS

The Company sells to three entities owned by the brother of Robert Carmichael, the Company’s Chief Executive officer, and two Company’s owned by the Chief Executive Officer as further discussed in Note 7. – RELATED PARTIES TRANSACTIONS. Combined sales to these five entities for three months ended March 31, 2014 and 2013, represented 49.09% and 28.09%, respectively, of total net revenues. Sales to no other customers represented greater than 10% of net revenues for three months ended March 31, 2014, and 2013.

7.	RELATED PARTIES TRANSACTIONS

Notes payable – related parties

Notes payable – related parties consists of the following at March 31, 2014:

Promissory note payable to the non-employee Board of Director, secured by up to $200,000 in and to all of the Company’s right, title and interest in its fixed assets, inventory, receivables, and all documents including its books, records, and files; bearing interest at 21.21% per annum, due in monthly principal and interest payments of $8,585, maturing on November 1, 2014	$70,833

Less amounts due within one year	70,833

Long-term portion of notes payable	$—

As of March 31, 2014, principal payments on the notes payable – related parties are as follows:

2014	$70,833
2015	—
2016	—
2017	—
2018	—
Thereafter	—

$70,833

During the three months ended March 31, 2014, the Company fully satisfied the note payable due the Chief Executive Officer for $49,702, which had matured in September 2013.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	RELATED PARTIES TRANSACTIONS (continued)

As of March 31, 2014, the Company was two months in arrears on payments due under the Note payable to the non-employee Board of Director. No notice of default has been received and the Company plans to make payments as able.

Notes payable – related parties consists of the following at December 31, 2013:

Promissory note payable to the Chief Executive Officer of the the Company, unsecured, bearing interest at 7.5% per annum, due in monthly principal and interest payments of $7,050, maturing on August 1, 2013.	$49,702

Promissory note payable to the non-employee Board of Director, secured by up to $200,000 in and to all of the Company’s right, title and interest in its fixed assets, inventory, receivables, and all documents including its books, records, and files; bearing interest at 21.21% per annum, due in monthly principal and interest payments of $8,585, maturing on November 1, 2014.	77,917

127,619

Less amounts due within one year	127,619

Long-term portion of notes payable	$—

As of December 31, 2013, the Company was approximately nine months in arrears on principal payments due under the Note payable to the Chief Executive Officer. On May 13, 2013, the Company granted the Chief Executive Officer 370,371 shares of common stock in satisfaction of $50,000 of note payable – related parties. The shares of stock were issued at the fair market value, or trading price, on the date of the transaction.

On October 30, 2013, the Company signed a secured promissory note with Mikkel Pitzner, the non-employee Board of Director (BOD), for $85,000. In addition to the terms of the Note Payable disclosed in the table above, the Company was to use its best efforts to settle the Branch Banking and Trust (“BBT”) Judgment and terminate all Uniform Commercial Code filings in favor of Mr. Pitzner within 10 business days of the date of the agreement. As further inducement to make the loan, Mr. Pitzner was granted an option to purchase 1,802,565 shares of the Company’s common stock for $.01 per share. The option is exercisable immediately and will continue for a period ending two years from the agreement date with an option for cashless exercise based on a formula within the agreement. The closing price per share of the Company’s stock closing on the OTCBB on the date of the agreement was $.025 per share. As a result of the option granted, the Company recorded $44,610 stock option expense using the Black-Scholes valuation model on date of the agreement.

Net revenues and accounts receivable – related parties – The Company sells products to Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers. Combined net revenues from these entities for three months ended March 31, 2014 and 2013, was $221,741 and $164,245, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at March 31, 2014, was $24,679, $17,110, and $23,833, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2013, was $11,926, $6,116, and $3,047, respectively.

The Company sells products to Brownie’s Logistics, LLC. And 940 Associates, Inc., fully owned by the Company’s Chief Executive Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers. Combined net revenues from these entities for three months ended March 31, 2014 and 2013, was $67,115 and $0, respectively. Accounts receivable from Brownie’s Logistics, LLC. at March 31, 2014 was $2,658.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	RELATED PARTIES TRANSACTIONS (continued)

Net revenues and accounts receivable – related parties (continued) - Sales to Pompano Dive Center for the three months ended March 31, 2014, and 2013, was $1,079 and $1,137, respectively. Accounts Receivable from Pompano Dive Center at December 31, 2013, and December 31, 2012, was $13,330, and $14,029, respectively. See Note 17. JOINT VENTURE EQUITY EXCHANGE AGREEMENT for further discussion regarding Pompano Dive Center. Sales to the Company’s Chief Executive Officer for the three months ended March 31, 2014, and 2013 was $130 and $0, respectively.

Royalties expense – related parties – The Company has Non-Exclusive License Agreements with 940 Associates, Inc. (hereinafter referred to as “940A”), an entity owned by the Company’s Chief Executive Officer, to license product patents it owns. Under the terms of the license agreements effective January 1, 2005, the Company pays 940A $2.00 per licensed product sold, rates increasing 5% annually. Also with 940A, the Company has an Exclusive License Agreement to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. Based on this license agreement, the Company pays 940A 2.5% of gross revenues per quarter. Total royalty expense for the above agreements for the three months ended March 31, 2014 and 2013, is disclosed on the face of the Company’s Consolidated Statements of Operations. As of March 31, 2014, and December 31, 2013, the Company was approximately twenty-six months in arrears on royalty payments due. No default notice has been received and the Company plans to make payments as able.

Equity based compensation for Chief Executive Officer– On November 2, 2012, the Board of Directors (BODs) approved a stock incentive bonus to certain key employees and consultants to vest and pay out on May 2, 2013, contingent upon continued employment or services. The stock bonus price per share was calculated based on last closing price per the OTCBB on the effective date of the transaction. Of the total stock incentive bonuses declared for the key employees and consultants of $75,150 or 61,852 shares of common stock, the Chief Executive was awarded $45,000 or 37,037 shares. The Company recorded compensation expense ratably over the vesting period, and for the three months ended March 31, 2013, compensation expense to the Chief Executive Officer related to this transaction was $22,500. See Note 20. EQUITY BASED INCENTIVE/RETENTION BONUSES for further discussion. In addition, on February 23, 2013, the Company declared a bonus payable for the years ended 2012 for certain employees, service providers, and consultants. As part of this bonus, the Chief Executive Officer was awarded $67,000 to be paid out in cash or stock based on later determination by the BODs. This amount is included in operating expense for the year ended December 31, 2012. See table below for inclusion in other liabilities and accrued interest – related parties. Further, pursuant to a Written Consent of the BODs of the Company on June 11, 2012, clarifying a meeting held on May 31, 2012, the BOD declared an $83,333 bonus due the Chief Executive Officer payable in shares of restricted stock. The shares vested as of January 2, 2013. The grant price per share was based on the closing price of the stock on May 31, 2012. For accounting purposes, the Company recognized $83,333 operating expense ratably over the seven months the shares vested. These shares are included in shares payable on the statement of stockholders’ deficit. These shares are included in shares payable on the statement of stockholders’ deficit.

In addition, the Chief Executive Officer’s monthly salary was increased by $16,667 per month beginning in June 2012, payable in restricted stock calculated based on a monthly weighted average share factor of .70, or a 30% discount (“incremental salary”). The shares were to vest six months after the last day of each month, continued employment was requirement for vesting, and shares would not be issuable until vested. The Company recorded $23,801 operating expense each month related to the incremental salary, which was $16,667 plus $7,144 discount added back to record at full monthly weighted average price per market. On December 23, 2013, the Chief Executive Officer forgave all incremental salary shares payable to him by the Company from 2012 and through November 2013. As a result, the Company recorded $428,578 contribution to Additional Paid in Capital for the year ended December 31, 2013, for the cancellation of the $261,904, and $166,667 stock payable from 2013 and 2012, respectively.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	RELATED PARTIES TRANSACTIONS (continued)

Non-employee Board of Director fees and bonus – Effective December 23, 2013, the Board of Directors cancelled the $2,500 per month non-employee Board of Director fee agreement under which Mikkel. Pitzner was being compensated. In addition, Mr. Pitzner forgave the $27,500 BOD fees due in shares payable and/or paid him monthly through November 2013. Related to the forgiveness of the BOD fees for 2013, the Company cancelled related stock payable to him, recorded $5,917 receivable for the stock due back from him, and recorded the $27,500 as contribution to Additional Paid in Capital. During the three months ended March 31, 2014, Mr. Pitzner returned 14,406 shares, or $1,383 of $5,917.

On February 23, 2013, the Company declared a bonus payable for the years ended 2012 for certain employees, service providers, and consultants. As part of this bonus, Mr. Pitzner was awarded restricted shares of common stock with $73,000 fair market value. The shares were issued to Mr. Pitzner during the three months ended March 31, 2013.

Equity based compensation to employee – During November 2013, Alexander F. Purdon, an employee of the Company, exceeded 10% ownership whereby he was reclassified to related party. The Company pays Mr. Purdon’s employment compensation in restricted shares of stock in lieu of cash. The number of shares paid is based on the weighted average price per share during the months the services were rendered. For the three months ended March 31, 2014 and 2013, stock based compensation to Mr. Purdon was $13,500 and $9,000, respectively. In addition, of the $129,500 employee bonuses declared payable for 2012 year end, which is payable in stock or cash to be determined by the Board of Directors, Mr. Purdon is due $17,500. Further, of 61,852 total shares of common stock attributable to incentive retention bonuses declared by the Board of Directors in 2012, which vested as of May 2013, Mr. Purdon is payable 1,852 shares of stock, which were valued at $2,250. These shares are included in shares payable on the statement of stockholders’ deficit.

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

Other liabilities and accrued interest– related parties

Other liabilities and accrued interest– related parties consists of the following at:

	March 31, 2014	December 31, 2013

Year-end 2012 bonus payable to Chief Executive Officer	$67,000	$67,000
Year-end 2012 bonus payable to employee	17,500	17,500
Accrued interest on note payable non-employee Board of Director	3,004	—
Due to Principals of Carleigh Rae Corp., net	6,017	6,017
	$93,521	$90,517

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	RELATED PARTIES TRANSACTIONS (continued)

Restricted common stock issued for personal guarantee – On April 21, 2011, the Company granted Robert Carmichael, the Chief Executive Officer, 14,815 shares of restricted common stock in consideration of personal guarantees he provided to secure restatement and consolidation of the first and second mortgages of the Company. The restrictions on the common stock expired 50% on April 20, 2012, and 50% on April 20, 2013, since Mr. Carmichael continued his full time employment with the Company. The company valued the stock at determined fair market value per share on the date of the transaction and has recorded $1,000,000 of compensation expense to Mr. Carmichael ratably over the two-year term in which the restrictions expired. The unearned balance of the compensation was recorded as prepaid compensation as a component of shareholders’ deficit. For the three months ended March 31, 2014 and 2013, the Company recognized $0 and $125,001, respectively, as amortization of prepaid compensation under this agreement. Compensation remaining under this agreement as of March 31, 2014, and December 31, 2013, was $0.

Stock options outstanding from patent purchase

Effective March 3, 2009, the Company entered into a Patent Purchase Agreement with Robert M. Carmichael, the Chief Executive Officer of the Company. The Company purchased several patents it had previously been paying royalties on and several related unissued patents. In exchange for the Intellectual Property (“IP), the Company issued Mr. Carmichael 234 stock options (adjusted for 1 –for 1,350 reverse stock split) at a $1,350 exercise price with expiration ten years from the effective date of grant, or March 2, 2019. None of the options have been exercised to-date.

8.	ASSET PURCHASE

On February 3, 2012, the Company entered into an asset purchase agreement with Florida Dive Industries, Inc. (“Seller”). On March 5, 2012, the same parties executed an amendment (“Amendment”) to the agreement (collectively, the “Agreement”). Under the terms of the Agreement, the Company acquired certain diving and related inventory, and Seller provided a three year non-compete agreement within a 10-mile wide radius. In addition, the Company assumed a commercial lease obligation for a retail dive store in Boca Raton, Florida beginning in April 1, 2012. The lease was automatically renewable on an annual basis through May 31, 2014, with 90 days written notice assuming the Lessee was in compliance with all terms of the lease. On May 31, 2013, the Company closed the dive store and vacated the premises. The $3,200 lease deposit was returned during the year ended December 31, 2013. As of March 31, 2014, the Company had paid Seller $9,643 toward the $22,500 cash purchase price leaving a balance of $12,857 included in other liabilities.

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $510,277 at March 31, 2014, consists of $231,957 accounts payable trade, $48,181 accrued payroll and related fringe benefits, $45,000 accrued year-end bonuses, $43,411 accrued payroll taxes and withholding, and $141,728 accrued interest. Accrued payroll taxes and withholding were approximately six months in arrears at March 31, 2014. Balances due certain vendors are also due in arrears to varying degrees. The Company is handling all delinquent accounts on a case by case basis.

Accounts payable and accrued liabilities of $517,058 at December 31, 2013, consists of $245,672 accounts payable trade, $50,910 accrued payroll and related fringe benefits, $45,000 accrued year-end bonuses, $42,093 accrued payroll taxes and withholding, and $133,383 accrued interest. Accrued payroll taxes and withholding were approximately six months in arrears at December 31, 2013. Balances due certain vendors are also due in arrears to varying degrees.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. OTHER LIABILITIES

Other liabilities of $250,521 at March 31, 2014, consists of $235,000 short-term loans, $12,857 payable for assets purchased pursuant to Asset Purchase Agreement (Note 8. ASSET PURCHASE), and $2,664 on-line training liability. The $235,000 short-term loans is comprised of three loans due on demand from unrelated parties. The loans have no other stated terms except one for $200,000 indicated it was for settlement of debenture debt. Therefore, the Company used the proceeds from that loan toward settlement of convertible debentures referenced in (13) of Note 12. CONVERTIBLE DEBENTURES.

Other liabilities of $252,009 at December 31, 2013, consists of $235,000 short-term loans, $12,857 payable for assets purchased pursuant to Asset Purchase Agreement (Note 8. ASSET PURCHASE), $3,169 on-line training liability, and $983 other liabilities. The $235,000 short-term loans is comprised of three loans due on demand from unrelated parties. The loans have no other stated terms except one for $200,000 indicated it was for settlement of debenture debt. Therefore, the Company used the proceeds from that loan toward settlement of convertible debentures referenced in (13) of Note 12. CONVERTIBLE DEBENTURES.

On-line training certificates are included with all hookah units sold. The training certificates entitle the holder to an on-line interactive course at no additional charge to the holder. The number of on-line training certificates issued per unit is the same as the number of divers the unit as sold is designed to accommodate (i.e., a three diver unit configuration comes with three on-line training certificates). The certificates have eighteen-month redemption from the time customer purchases the unit before expiration. The Company owes the on-line training vendor an agreed upon negotiated rate for on-line certificates redeemed prior to expiration, and payment is due upon redemption. The Company estimates the on-line training liability based on the historical redemption rate of approximately 10%. The Company continues to monitor and maintain a reserve for certificate redemption that approximates the historical redemption rate.

11.	NOTES PAYABLE

Notes payable consists of the following as of March 31, 2014:

Promissory note payable, unsecured, bearing interest at 5% simple interest per annum, due in weekly principal and interest payments of $250, maturing on March 10, 2015.	$12,229

Less amounts due within one year	12,229

Long-term portion of notes payable	$—

As of March 31, 2014, principal payments on the notes payable are as follows:

2014	$12,229
2015	—
2016	—
2017	—
2018	—
Thereafter	—

$12,229

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	NOTES PAYABLE (continued)

The unsecured note payable in the table above and as reflected in the table below in note payable balance resulted from conversion of a vendor payable dating back to February 2011. The note payable was restructured once in June 2012 to reduce the monthly payments and to extend the maturity date.

Notes payable consists of the following as of December 31, 2013:

Promissory note payable, unsecured, bearing interest at 5% simple interest per annum, due in weekly principal and interest payments of $250, maturing on March 10, 2015.	$15,305

Less amounts due within one year	12,540

Long-term portion of notes payable	$2,765

12.	CONVERTIBLE DEBENTURES

Convertible debentures consist of the following at March 31, 2014:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Origination Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Ref.
11/27/2010	5/27/2011	10%	125,000	(53,571)	$58,750	-	$58,750	$24,419	(2)
1/7/2011	11/11/2011	5%	76,000	(32,571)	48,000	-	48,000	8,550	(3)
8/8/2012	5/2/2013	8%	42,500	(27,172)	-	-	-	-	(4)
10/31/2012	8/2/2013	8%	78,500	(50,189)	76,835	-	76,835	8,889	(4)
5/3/2011	5/5/2012	5%	300,000	(206,832)	300,000	-	300,000	87,500	(6)
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	-	10,000	1,301	(7)
2/2/2012		10%	See ref (9) for Discussion				-	379	(9)
3/14/2012	2/10/2014	10%	5,500	-	472	-	472	132	(10)
2/10/2012	2/10/2014	10%	39,724	-	2,743	-	2,743	3,296	(11)
4/8/2013	4/14/2013	9.90%	20,000	(13,333)	20,000	-	20,000	1,935	(14)

					$516,800		$516,800	$136,401

Reference numbers in right hand column of table entitled Ref. refer to paragraphs with corresponding number that immediately follow the next paragraph. The referenced paragraphs also support the December 31, 2013 table, which appears at the end of this Note. Therefore, it is appropriate that some of the number references do not appear in the table above (i.e. Ref. 1).

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

(1)	The Company converted an accounts payable for legal services to a convertible debenture. At the option of the lender, the principal amount of the note plus any accrued interest may be converted in whole or in part into Common Stock at the conversion price per share of $.001 by written notice. The lender will be limited to maximum conversion of 4.99% of the outstanding Common Stock of the Company at any one time. The debenture and the shares referenced within the debenture may be assignable in whole or in part to a third party at any time during the term. The Company valued the beneficial conversion feature (BCF) of the convertible debenture at $20,635, the “ceiling” of its intrinsic value. The Company accreted the discount to the convertible debenture and recognized interest expense through its maturity. On the maturity date of the debenture, the lender sold and assigned the debenture to an unrelated third party for the face value of the debenture. Because the original lender asserted default against this party, the original lender re-assigned the debenture to another party. See Ref. (12) for assignment of the debenture as well as accounting treatment of the assignment.

(2)	The Company purchased in exchange for convertible debenture exclusive rights for license of certain intellectual property from an unrelated party. The parties agreed to a royalty of 2.5% of net revenues generated from the sale, sub-license or use of the technology or a reasonable negotiated rate based on similar invention. The debenture was convertible to common shares of the Company at May 27, 2011, along with accrued interest at the option of the lender. Conversion price per share is 30% discount as determined from the weighted average of the preceding 12 trading days’ closing market price. The Company valued the BCF of the convertible debenture at $53,517, its intrinsic value. The Company accreted the discount to the convertible debenture and will recognize interest expense through repayment in full or conversion. Because there was no assurance of success and the invention was still in design and pre-prototype phase, the Company recorded the initial net value of the debenture, $71,483, as research and development expense during the year ended 2010. Both parties agreed to confidentiality regarding the invention during the pre-prototype stage. In addition, the Company agreed to provide the licensor with design services, as well as assist in completing the prototype and initial production at the Company’s prevailing wholesale rate for comparable services.

On February 10, 2012, the holder of this debenture entered into an agreement with a third party to sell/assign the $125,000 principal balance, plus accrued interest. The purchase was to be in installments with transfer/assignment of the debenture upon payment, referred to as “Closings”. The first Closing was on or about February 15, 2012 for $7,500, with that amount assigned/transferred. The second Closing, occurred 90 days after the first closing for $11,750 paid/assigned. All subsequent Closings were to be for $11,750 and occur in 30 day increments after the second Closing. This was to continue until the full principal balance of $125,000, plus accrued interest has been purchased/assigned. See Ref. (9) for discussion of new terms on the assigned portions of the debenture.

(3)	The Company ratified a technology and license agreement with commitment for purchase of inventory related to an agreement signed in 2010, which set pricing for products if minimum quantity purchases were met. Since the Company did not purchase the minimum quantities, but desired to maintain the technology and licensing rights along with the pricing, it agreed to purchase the 2010 balance shortage in 2011, as well as the 2011 minimum quantities. The agreement required the Company issue a convertible debenture for $76,000, and 38,000 shares of restricted common stock. The lender at their option could convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4) highest closing bid prices over the preceding five (5) trading days. The Company valued the BCF of the convertible debenture at $32,571. The Company accreted the discount to the convertible debenture and will recognize interest expense through paid in full or converted. The Company repaid $28,000 of this debenture in 2011. See Note 16. COMMITMENTS AND CONTINGENCIES for discussion of litigation involving the technology and license agreement.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	CONVERTIBLE DEBENTURES (continued)

(4)	In 2011, the Company borrowed $42,500, $37,500, and $37,500, respectively, in exchange for three convertible debentures from a lender. The Company valued the related beneficial conversion features (BCF) at $42,500, 37,500 and 37,500, respectively. On February 7, 2012, the lender sold/assigned all rights and interest on the first debenture having net book value of $11,000 plus accrued interest of $3,328. On March 9, 2012, the lender sold/assigned all rights and interest in the second debenture having a net book value of $24,500, plus $1,448 of accrued interest. See reference (11) which discusses the terms and conditions surrounding the new debentures issued upon extinguishment of the two originals as well as accounting treatment of the transactions. During the third quarter of 2012, the lender converted to stock the third convertible debenture with $37,500 principal and $1,500 accrued interest outstanding in full satisfaction of the convertible debenture. The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

On July 2, 2012, the Company borrowed $78,500 from this same lender in exchange for a convertible debenture maturing on April 5, 2013. Beginning 180 days after the date of the debenture, lender could convert the note to common shares at a 39% discount of the “Market Price” of the stock based on the average of the lowest three (3) closing bid prices on the date prior to the notice of conversion. In addition, if the Company granted a lower price for common stock purchase or conversion to anyone else during the term of the agreement, the lender’s conversion price would be adjusted downward to the same. The lender could not convert an amount greater than 4.99% of the outstanding common stock at any one time. The Company could have prepaid the debenture at any time before maturity at graduated amounts depending on the date of prepayment ranging from 130% to 150% of the debenture balance plus accrued and unpaid interest. There was a $2,000 per day penalty for not timely delivering shares upon conversion notice. The Company was also required to maintain a reserve of shares sufficient to cover the lender’s conversion to common stock of the total amount of the debenture. The Company valued the BCF of the convertible debenture at $35,268. Accordingly, the $78,500 debenture was discounted by the amount of the BCF and accreted to the convertible debenture through its maturity, and interest was recognized until converted. By December 31, 2013, the lender had converted $78,500 principal plus accrued interest on the convertible debenture in full satisfaction of the debt. The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

On August 8, 2012, the Company borrowed $42,500 from this same lender in exchange for a convertible debenture maturing on May 10, 2013. Beginning 180 days after the date of the debenture, lender could have converted the note to common shares at a 39% discount pursuant to the same terms and conditions discussed in preceding paragraph. The Company valued the BCF of the convertible debenture at $27,172. Accordingly, the $42,500 debenture was discounted by the amount of the BCF. The Company accreted the discount to the convertible debenture through its maturity and will recognize interest expense until paid in full or converted. During the year ended December 31, 2013, the lender converted $34,055 principal on the convertible debenture and the remaining $8,445 during the three months ended March 31, 2014 in full satisfaction of the debenture. In addition, during the three months ended March 31, 2014 the lender converted $1,700 of accrued interest to shares of common stock. The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

On October 31, 2012, the Company borrowed $78,500 from this same lender in exchange for a convertible debenture maturing on August 2, 2013. Beginning 180 days after the date of the debenture, lender could have converted the note to common shares at a 39% discount pursuant to the same terms and conditions discussed in two paragraphs preceding this one. The Company valued the BCF of the convertible debenture at $50,189. Accordingly, the $78,500 debenture was discounted by the amount of the BCF. The Company is accreting the discount to the convertible debenture through its maturity and will recognize interest expense until paid in full or converted. During the three months ended March 31, 2014, the lender converted $1,665 of the convertible debenture to shares of common stock. . The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

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

On February 10, 2012, the new holder (lender) purchased $7,500 of the original $125,000 principal balance, and based on this transaction, the Company recorded a $4,286 loss on extinguishment. On May 18, 2012, the lender purchased another $11,750, and the Company recorded a $6,714 loss on extinguishment related to this transaction. On July 17, 2012, the lender purchased another $11,750, and the Company recorded a $6,714 loss on extinguishment related to this transaction. On November 8, 2012, the lender purchased another $11,750, and the Company recorded a $6,714 loss on the extinguishment related to this transaction. Since that date the lender has not purchased or converted any shares pursuant to the sale/assignment agreement.

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

As of March 31, 2014 and December 31, 2013, the lender had assigned a cumulative $5,500 under the debenture to four separate parties, and $23,500 to another party. See reference (10) and (12), respectively, related to the assignments.

(10)	This line is comprised of the assignment of $5,500 of the convertible debenture from reference (9) above with the same stated terms and conditions equally to four separate parties. Due to the smaller transaction amounts, these four debenture holders have been combined for presentation purposes.

(11)	The Company entered into three new debenture agreements upon sale/assignment of the original lenders under the debentures as discussed in references (4) and (8) above. Because the stated terms of the new debenture agreement and principal amounts were significantly different from the original debenture, including analysis of value of the beneficial conversion feature at the assignment/purchase date, the transactions are treated as extinguishment of the old debentures and recorded as new for accounting purposes. As a result of these three transactions, the Company recognized a combined loss on extinguishment of $71,577 in the year ended December 31, 2012.

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

On January 18, 2013, the lender sold/assigned all rights and interest on one of its three debentures having net book value of $16,000 plus accrued interest of $1,512. On the same day, the lender sold/assigned all rights and interest on another of its three debentures having a net book value of $56,250, plus $4,825 of accrued interest. See reference (13) which discusses the terms and conditions surrounding the new debentures issued upon extinguishment of the two originals as well as accounting treatment of the transactions. As of March 31, 2014, the lender still held the third debenture with original principal balance of $39,724 with net book value of $2,743.

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

(13)	On January 18, 2013, the Company entered into three new convertible debenture agreements: one new lending and two upon sale/assignment of two debentures as discussed in reference (11). Because the stated terms of the new debenture agreements and principal amounts are significantly different from the original debentures that were sold/assigned, including analysis of value of the beneficial conversion feature at the assignment/purchase date, the sale/assignment transactions are treated as extinguishment of the old debentures and recorded as new for accounting purposes. As a result of the sale/assignment transactions, the Company recognized a combined loss on extinguishment of $93,826. Principal balance on these two new convertible debentures was $30,500 and $95,000, respectively. The Company was also required to maintain a reserve of shares sufficient to cover the lender’s conversion to common stock of the total amount of the debentures.

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

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	CONVERTIBLE DEBENTURES (continued)

(14)	On April 8, 2013, the Company borrowed $20,000 in exchange for a convertible debenture. The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (40%) discount as determined from the lowest trading price for the 5 trading days prior to the conversion notice. The Company valued the BCF of the convertible debenture at $13,333 and is accreting the discount to the convertible debenture, and will recognize interest expense until paid in full or converted.

Convertible debentures consist of the following at December 31, 2013:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Origination Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Ref.
10/4/2010	4/4/2011	5%	20,635	(20,635)	$-	-	$-	$-	(1)
11/27/2010	5/27/2011	10%	125,000	(53,571)	58,750	-	58,750	22,949	(2)
1/7/2011	11/11/2011	5%	76,000	(32,571)	48,000	-	48,000	7,950	(3)
2/10/2011	1/14/2012	8%	42,500	(42,500)	-	-	-	-	(4)
9/12/2011	6/14/2012	8%	37,500	(37,500)	-	-	-	-	(4)
12/19/2011	9/21/2012	8%	37,500	(37,500)	-	-	-	-	(4)
8/8/2012	5/2/2013	8%	42,500	(27,172)	8,445	-	8,445	3,949	(4)
10/31/2012	8/2/2013	8%	78,500	(50,189)	78,500	-	78,500	7,325	(4)
7/2/2012	4/5/2013	8%	78,500	(35,268)	-	-	-	-	(4)
3/9/2011	3/9/2012	10%	50,000	(34,472)	-	-	-	-	(5)
5/3/2011	5/5/2012	5%	300,000	(206,832)	300,000	-	300,000	80,000	(6)
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	-	10,000	1,175	(7)
9/8/2011	9/20/2011	10%	39,724	(17,016)	-	-	-	-	(8)
2/10, 5/18, 7/17, 11/8/2012	2/10, 5/18, 7/17, 11/8/2014	10%	42,750	-	-	-	-	379	(9)
3/14/2012	2/10/2014	10%	5,500	-	472	-	472	120	(10)
2/10/2012	2/10/2014	10%	39,724	-	2,743	-	2,743	3,227	(11)
3/9/2012	3/9/2014	10%	56,250	-	-	-	-	-	(11)
4/19, 8/17, 11/7/2012	4/4/2011, 2/10, 4/14/2014	5%, 10%	39,847	-	-	-	-	-	(12)
1/18/2013	1/18/2014	10%	84,500	(58,720)	-	-	-	-	(13)
1/18/2013	1/18/2014	10%	30,500	-	-	-	-	-	(13)
1/18/2013	1/18/2014	10%	95,000	-	-	-	-	-	(13)
4/8/2013	4/14/2013	9.90%	20,000	(13,333)	20,000	(3,334)	16,666	1,440	(14)

					$526,910		$523,576	$128,514

Reference numbers in right hand column of table entitled Ref. refer to paragraphs above the table.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	EQUITY BASED COMPENSATION FOR CONSULTING, LEGAL, AND OTHER PROFESSIONAL SERVICES

Equity based compensation is presented on the face of the Statement of Stockholders’ Deficit for the three months ended March 31, 2014. More information on the significant components of the amounts presented for the years ended March 31, 2014 and 2013 follows:

For the three months ended March 31, 2014, the Company converted $13,500 related party employee compensation payable to 1,223,977 shares of restricted common stock. For additional information see Note 7. RELATED PARTIES - Equity based compensation to employee

Pursuant to a consulting agreement for business advisory services, during the three months ended March 31, 2013, the Company issued 32,796 shares of common stock for $19,600 in services. The stock conversion price under the agreement was calculated as a weighted average for the month the services were granted at a 30% discount. However, operating expense was recorded based on full weighted average share price of the market for the period in which the services were rendered.

On March 27, 2013, the Company entered into a consulting agreement for financial strategic advice for a term of twelve months from the date of the agreement and may be terminated by either party within 30 days written notice and any monies owed are due upon termination. As initial fee, the Company paid the consultant $25,000 in restricted stock, or 37,038 shares, during the years ended December 31, 2013. Further, upon obtaining $5,000,000 new capital into the Company, the consultant will be due $500,000, upon successfully obtaining a second $500,000 commitment of new capital, $50,000 will be due to the consultant, upon successfully obtaining a third $500,000 commitment of new capital, and the same arrangement through eleven additional commitments of new capital. Amounts due shall be paid in cash and any brokerage commissions, private placement fees or other fees in connection with obtaining the new capital shall be reduced from the fees due the consultant on a dollar per dollar basis.

14.	INCOME TAXES

The components of the provision for income tax expense are as follows for the three months ended:

	March 31, 2014	March 31, 2013
Current taxes
Federal	$—	$—
State	—	—
Current taxes	—	—
Change in deferred taxes	(11,730)	(5,567)
Change in valuation allowance	11,774	9,350

Provision for income tax expense	$44	$3,783

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	INCOME TAXES (continued)

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at March 31, 2014:

Deferred tax assets:
Equity based compensation	$97,276
Allowance for doubtful accounts	13,260
Net operating loss carryforward	1,136,206
On-line training certificate reserve	932
Total deferred tax assets	1,247,674
Valuation allowance	(1,245,111)

Deferred tax assets net of valuation allowance	2,563

Less deferred tax assets – non-current, net of valuation allowance	2,330

Deferred tax assets – current, net of valuation allowance	$233

The effective tax rate used for calculation of the deferred taxes as of March 31, 2014 was 34%. The Company has established a valuation allowance against deferred tax assets of $1,245,111 or 99.8%, due to the uncertainty regarding realization, comprised primarily of a 100% reserve against the net operating carryforward, 100% reserve against the allowance for doubtful accounts, and 97% reserve against the deferred tax assets attributable to the equity based compensation.

The significant differences between the statutory tax rate and the effective tax rates for the Company for the three months ended are as follows:

	March 31, 2014	March 31, 2013
Statutory tax rate	—%	—%
Increase (decrease) in rates resulting from:
Net operating loss carryforward or carryback	(31)%	(7)%
Equity based compensation and loss	—%	7%
Book/tax depreciation and amortization differences	—%	—%
Change in valuation allowance	31%	—%
Other	—%	—%
Effective tax rate	—%	—%

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2013:

Deferred tax assets:
Equity based compensation	$97,276
Allowance for doubtful accounts	13,260
Depreciation and amortization timing differences	—
Net operating loss carryforward	1,124,299
On-line training certificate reserve	1,109
Total deferred tax assets	1,235,944
Valuation allowance	(1,233,337)

Deferred tax assets net of valuation allowance	2,607

Less deferred tax assets – non-current, net of valuation allowance	2,330

Deferred tax assets – current, net of valuation allowance	$277

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	INCOME TAXES (continued)

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

During the second quarter of 2010, the holder of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of preferred stock. The preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company from time to time in accordance with the provisions of Chapter 78 of the Nevada Revised Statutes. Before modification, the existing Articles of Incorporation did not authorize the issuance of shares of preferred stock. The Company authorized the preferred stock for the purpose of added flexibility in seeking capital and potential acquisition targets.  The amendment authorizing the issuance of shares of preferred stock grants the Board authority, without further action by our stockholders, to designate and issue preferred stock in one or more series and to designate certain rights, preferences and restrictions of each series, any or all of which may be greater than the rights of the common stock. As of March 31, 2014, and December 31, 2013, the 425,000 shares of preferred stock are owned by the Company’s Chief Executive Officer. The preferred shares have 250 to 1 voting rights over the common stock, and are convertible into 31,481 shares of common stock. The preferred stock votes with the Company’s common stock, except as otherwise required under Nevada law. Accordingly, Mr. Carmichael will have approximately 93% of the combined voting power of the Common Stock and Series A Convertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.

16.	COMMITMENTS AND CONTINGENCIES

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

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On January 12, 2013, the Company received notice of claim for damages in excess of $15,000 claiming personal injury due to product defect. The Company believes the case is without merit and will aggressively defend. The claim is being handled by the Company’s product liability insurance carrier. In the less than probable chance that any liability is assigned Company, insurance coverage is deemed adequate to address.

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

On November 7, 2011, the Company entered into a Joint Venture Equity Exchange Agreement (“Agreement”) with Pompano Dive Center, LLC. (“PDC”). PDC owns a retail store, several dive boats, and has a classroom for training divers. Under the terms of the Agreement, the Company will provide PDC with an assortment of Brownie’s Third Lung products on consignment, and PDC will act as a training and demonstration site for Brownie’s Third Lung products. Beginning in 2012, both parties ceased operating under the consignment inventory arrangement. Inventory not sold was returned, and inventory was purchased for sale. See Note 7. RELATED PARTIES TRANSACTIONS - Net revenues and accounts receivable – related parties for further information on sales to PDC for the three months ended March 31, 2014 and 2013, and Accounts Receivable balances at March 31, 2014, and December 31, 2013. Terms of sale to PDC are no more favorable than those granted other dealers of the Company’s products.

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

If this Agreement is terminated by either party and/or a written purchase and sales agreement is not entered into by the parties, then the parties’ respective interests in each other’s business will revert back to the original party. Accordingly, if this should happen, PDC will relinquish the interest acquired in BWMG through this Agreement and BWMG will do the same. All property at PDC owned by BWMG would be returned to BWMG at that time as well. Because the joint venture is cancellable at any time by either party with return of respective interest transferred to each as per the joint venture agreement, possible acquisition of PDC is in the form of a non-binding letter of intent, each entities assets and liabilities remain their own, BWMG will not share in any of PDC losses or additional expenses unless otherwise approved, and the management and operation of PDC remains with PDC, the Company accounted for the investment in PDC under the Cost basis. Since inception of the Agreement PDC has reported pre-tax net losses. Therefore, to-date there has been no profit sharing due the Company under the agreement.

18.	CHANGE IN CAPITAL STRUCTURE

Effective July 15, 2013, the Company effectuated a reverse split of all outstanding shares of Common Stock by a factor of one-for-one thousand three hundred fifty (1 -for- 1,350). Fractional shares were rounded up to the nearest whole share. The reverse split became effective as of July 15, 2013. In accordance with Securities and Exchange Commissions’ Staff Accounting Bulletin Topic 4C, when a change in capital structure occurs after the period reporting date, but before release of the financial statements the Company must apply retroactive treatment to the financial statements to reflect the change. Accordingly, the Company restated the financial statements for three months ended March 31, 2013 to reflect the change in the number of shares, as well as throughout the Note disclosures, as applicable.

Effective February 22, 2012, also with retroactive restatement, the Company increased the number of authorized shares of common stock from 250,000,000 to 5,000,000,000, and decreased the par value per share of Common Stock from $.001 to $.0001.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	EQUITY INCENTIVE PLAN

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

On November 2, 2012, the Board of Directors consented to grant equity based bonuses to certain key employees and consultants as an incentive to retain their services. Stock incentive bonuses were to vest, and be paid out on May 2, 2013, contingent upon continued employment or service. The stock bonus price per share was calculated based on last closing price as reported on per the OTCBB prior to the grant date for a total of $75,100. Shares were set aside and reserved for this transaction. As disclosed in Note 7. RELATED PARTIES TRANSACTIONS, $45,000 and $2,250 of the $75,100 bonuses, or 37,038 and 1,854 shares, were awarded to the Chief Executive Officer and the related party employee, respectively. The Company accrued operating expense ratably from the time of the awards through May 2, 2013, when vested. Of the 61,852 vested shares, only 5,185 have been issued to-date. The rest are reflected in shares payable balance on the Statement of Stockholders’ Deficit and the Balance Sheet.

21.	STRATEGIC ALLIANCE AGREEMENT

On April 10, 2012, the Company entered into a strategic alliance agreement with Precision Paddleboards, Inc. The agreement provides for 12 month exclusivity granted for $24,000 in one year restricted stock, or 494 shares. Price per share was calculated as the weighted average per share for 30 days preceding the agreement or $.036 per share. The Company recognized the operating expense ratably over the twelve month vesting term with corresponding entry to shares payable. For the three months ended March 31, 2013 the Company recognized $6,000 operating expense under the agreement. As of March 31, 2014, none of the 494 shares have been paid out and are reflected in shares payable balance on the Statement of Stockholders’ Deficit and the Balance Sheet.

22.  INTEREST EXPENSE NON-RELATED PARTIES AND OTHER EXPENSE (INCOME), NET

For the three months ended March 31, 2014, non-related parties interest expense of $13,552 is comprised of $12,921 interest on convertible debentures and $631 interest on notes payable and other interest. For the three months ended March 31, 2013, non-related parties interest expense of $68,850 is comprised of approximately $67,754 interest on convertible debentures and approximately $770 interest on notes payable and other interest.

For the three months ended March 31, 2014, $36,738 other income, net is comprised primarily of $31,463 write off of accrued legal expense from prior years due to resolution of overbilling as identified by Company $5,144 royalty income on licensed patents, and $131 other income, net of individually insignificant items. For the three months ended March 31, 2013, $91,779 other expense, net is comprised primarily of $93,429 loss on extinguishment of convertible debentures and partially offset by $1,650 other income, net.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	SUBSEQUENT EVENTS

On April 30, 2014, Mr. Alexander F. Purdon, was issued 184,202 shares of restricted common stock in lieu of cash for $4,500 employee compensation for the month of April 2014. The number of shares issued was based on the weighted average share price during the month.

Conversions of debentures to shares of common stock occurred subsequent to March 31, 2014. The stock was issued upon partial conversion of a convertible note without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares. Conversions were as follows (ref. number corresponds to lender reference number in Note 12. CONVERTIBLE DEBENTURES):

Ref (4) lender –

On April 30, 2014, the lender converted $1,920 of its debenture to 400,000 shares.

On April 24, 2014, the lender converted $2,080 of its debenture to 400,000 shares

On April 21, 2014, the lender converted $2,280 of its debenture to 400,000 shares.

On April 15, 2014, the lender converted $2,160 of its debenture to 400,000 shares.

On April 9, 2014, the lender converted $2,160 of its debenture to 400,000 shares.

In addition, related to convertible debenture agreement with the above lender, the Company is required to maintain adequate shares in escrow for potential conversions. As a result, the Company replenished its escrow of shares for future conversions by issuing an additional 52,500,000 on April 30, 2014.

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

Results of Operations for the Three Months Ended March 31, 2014, as Compared to the Three Months Ended March 31, 2013

Net revenues. For the three months ended March 31, 2014, we had net revenues of $588,383 as compared to net revenues of $588,663 for the three months ended March 31, 2013, a decrease of $280, or less than .05%. Sales of hookah systems was up by approximately $23,000, and was offset by approximately $6,000 decline in tankfill system and approximately $17,000 in scuba for the three months ended March 31, 2014, as compared to same period in 2013.

Cost of net revenues. For the three months ended March 31, 2014, we had cost of net revenues of $465,072 as compared with cost of net revenues of $472,538 for the three months ended March 31, 2013, a decrease of $7,466, or 1.58%.

Gross profit. For the three months ended March 31, 2014, we had a gross profit of $123,311 as compared to gross profit of $116,125 for the three months ended March 31, 2013, an increase of $7,186, or 6.19%. The small increase in gross profit is primarily attributable to decrease in cost of net revenues for the three months ended March 31, 2014, as compared to same period in 2013.

Operating expenses. For the three months ended March 31, 2014, we had operating expenses of $180,346 as compared to operating expenses of $577,273 for the three months ended March 31, 2013, a decrease of $396,927, or 68.76%. The $396,927 decrease is comprised of $381,707 decrease in selling, general and administrative, partially offset by $15,550 decrease in research and development costs as compared to the same period in 2013. The decrease in selling, general and administrative costs of $381,707 is primarily attributable to decrease in Chief Executive Officer’s compensation of approximately $220,000 (non-cash), approximately $46,000 lower legal expense, approximately $62,000 less consulting and other professional fees (primarily non-cash), approximately $26,000 less trade show and advertising expenses, approximately $19,000 less in health insurance costs, and $9,000 net decrease of individually insignificant increases and decreases in other operating account balances during the three months ended March 31, 2014 as compared to the same period in 2013. The primary reason for the decline in consulting and other professional fees is some of the consultants who accepted equity based compensation arrangements during the three months ended March 31, 2013, no longer desired equity in lieu of cash whereby the Company terminated those services. The decrease in health insurance is a result of a lower cost policy and less employees on in the plan in first quarter of 2014 as compared to the first quarter of 2013. The $15,550 decrease in research and development resulted due to the reduction in Chief Executive Officers salary since a percentage of his salary is allocated to research and development.

Other (income) expense, net. For the three months ended March 31, 2014, we had other income, net of $18,680 as compared to other expense, net of $726,975 for the three months ended March 31, 2013, a decrease of $745,655 other expense, net, or 102.57%. This account is comprised of other (income) expense, net; change in derivative liability and interest expense. Other (income) expense, net, increased by $128,517 income, net for the period and is comprised of transactions that are generally of a non-recurring nature; change in derivative liability decreased by $565,689; and interest expense decreased by $51,449 for the period. The $128,517 increase in other income, net is primarily attributable to transactions which occurred in either the first quarter of 2014 or 2013, without comparable transactions in both periods, including approximately $93,429 loss on extinguishment of convertible debentures in the first quarter of 2013, and $31,463 write off of accrued legal expense in the first quarter of 2014 due to of overbilling from previous years. The $565,689 reduction in derivative liability is the result of reversal of 100% of the liability in May 2013 as a result of the reverse stock split during that time period, which cured the shortfall of shares available for conversion that resulted in derivative liability. The $51,449 decrease in interest expense for the first quarter of 2014 as compared to the first quarter of 2013, is primarily due to approximately $55,000 less in convertible debenture interest due to fully accreted discounts by the first quarter of 2014, as well as lower convertible debenture balance outstanding during the first quarter of 2014 as compared to first quarter in 2013

Provision for income tax expense. For the three months ended March 31, 2014, we had a provision for income tax expense of $44 as compared to a provision for income tax expense of $3,783 for the three months ended March 31, 2013, a decrease of $3,739, or 98.84%.

Net loss. For the three months ended March 31, 2014, we had net loss of $38,399 as compared to net loss of $1,191,906 for the three months ended March 31, 2013, a decrease of $1,153,507, or 96.78%. The $1,153,507 decrease in net loss is primarily attributable to the decrease in operating expenses of $396,927 and decrease in other expense, net of $745,655 for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2014, the Company had cash and current assets (primarily consisting of inventory) of $1,012,251 and current liabilities of $1,725,977, or a current ratio of .59 to 1. This represents a working capital deficit of $713,726. As of December 31, 2013, the Company had cash and current assets of $1,057,967 and current liabilities of $1,760,058, or a current ratio of .60 to 1. As of December 31, 2012, the Company had cash and current assets of $894,573 and current liabilities of $1,770,503, or a current ratio of .51 to 1.

The consolidated financial statements included herein have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. We have incurred losses since 2009, and expect to have losses through 2014. We have had a working capital deficit since 2009.

The Company is behind on payments due for payroll taxes and withholding, matured convertible debentures, related party notes payable, accrued liabilities and interest – related parties, and certain vendor payables. The Company is handling delinquencies on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue.

The Company closed and ceased operations at its retail facility. The Company is still involved in the joint venture. As a result, the Company does not expect that existing cash flow will be sufficient to fund presently anticipated operations beyond the second quarter of 2043. This raises substantial doubt about BWMG’s ability to continue as a going concern. The Company will need to raise additional funds and is currently exploring alternative sources of financing. We have issued a number of convertible debentures as an interim measure to finance our working capital needs. We have historically paid for many legal and consulting services with restricted stock to maximize working capital. We intend to continue this practice in the future when possible. We have implemented some cost saving measures and will continue to explore more to reduce operating expenses.

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

We incurred net loss of approximately $38,000 for the three months ended March 31, 2014, and $788,286 and $2,484,342 for the years ended December 31, 2013 and 2012, respectively. We anticipate these losses will continue for the foreseeable future. Additionally, the Company has negative cash flows from operations, negative working capital, is behind on payments due for payroll taxes and withholding, matured convertible debentures, related party notes payable, accrued liabilities and interest –related parties, a note payable due an unrelated party, and certain vendor payables. The Company is working out all matters of delinquency on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue. During the year ended December 31, 2012, the Company’s real estate was foreclosed upon, and the Company now operates under a short-term lease of the property. This raises a substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon generating working capital and obtaining adequate new debt or equity financing. Because of our continuing losses, we may not have working capital to permit us to remain in business through the end of the year, without improvements in our cash flow from operations or new financing. Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses.

The Optional Conversion Features of a Series of Convertible Debentures Issued by the Company Could Require the Company to Issue a Substantial Number of Shares of Common Stock, Which Will Cause Dilution to the Company’s Stockholders and a Potentially Negative Effect on Our Stock Price.

Since October 4, 2010 the Company has issued convertible debentures to several lenders and other third parties. At March 31, 2014 the outstanding principal balance of these debentures was $516,800. The debentures convert under various conversion formulas, all of which are at a significant discount to market price of our common stock. The conversion of any of the debentures will result in the issuance of a significant number of shares of our common stock which will cause dilution to our existing shareholders. Furthermore, the conversion at a significant discount to the market price of our common stock may have a negative effect on our stock price.

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

The specific weakness identified by our management was a lack of personnel with an appropriate level of SEC reporting and accounting experience and training in the application of U.S. Generally Accepted Accounting Principles (“GAAP”) commensurate with our financial reporting requirements and business environment. The weakness is principally due to lack of working capital to retain qualified employees, which are integral to the Company’s process for timely disclosure and financial reporting. Furthermore, our chief executive officer and chief financial officer, Mr. Robert Carmichael, lacks experience in U.S. GAAP and financial accounting. We rely extensively on outside service providers to comply with our financial reporting requirements. Since our inception we have relied on an outside consultant with experience in this area to assist us prepare our financial statements and disclosures in accordance with U.S. GAAP. Until such time as we have a chief executive officer and/or chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements. This deficiency resulted in the failure of the Company to timely file Form 8-K current reports relating to significant debenture conversions and conversion of related party employee compensation payable to restricted stock during the period covered by this report. These transactions are disclosed in the notes to the Company’s Financial Statements for the period covered by this report included herein.

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

During the three months ended March 31, 2014, one lender converted $10,110 of convertible debenture to 2,239,007 shares of stock. In addition, the lender converted $1,700 accrued interest to 307,224 shares of stock. The stock was issued without restrictive legend because the Rule 144 holding period had been met at time of issuance. Terms of conversion as per the debenture were 61% of weighted average stock price five trading days prior to conversion notice per share consistent with terms of the debenture.

During the three months ended March 31, 2014, $13,500 related party employee compensation payable was converted to 1,223,977 shares of restricted stock.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	MINE SAFETY DISCLOSURE

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description	Location
31.1 31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a) Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith. Provided herewith.
32.1	Certification Pursuant to Section 1350	Provided herewith.
32.2 101	Certification Pursuant to Section 1350 XBRL Interactive Data File *	Provided herewith.

* Attached as Exhibit 101 to this report are the following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Deficit (iv) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed "filed" or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2014	Brownie’s Marine Group, Inc.

By: /s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer

