Form 10-Q
period 2014-06-30
Brownie's Marine Group, Inc
filed 2014-08-18
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

Yes ☐ No ☒

There were 30,344,667 shares of common stock outstanding as of August 14, 2014.

PART I

Item 1. Financial Statements

Financial Information

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2014	2013
ASSETS

Current assets
Cash	$37,603	$70,084
Accounts receivable, net of $38,000 and $39,000 allowance for doubtful accounts, respectively	28,139	30,298
Accounts receivable - related parties	96,048	105,942
Inventory	695,695	735,926
Prepaid expenses and other current assets	146,211	109,523
Other current assets - related parties	5,257	5,917
Deferred tax asset, net - current	233	277
Total current assets	1,009,186	1,057,967

Furniture, fixtures and equipment, net of accumulated depreciation of $111,393 and $128,631, respectively	60,535	76,265

Deferred tax asset, net - non-current	2,330	2,330
Other assets	27,635	27,635

Total assets	$1,099,686	$1,164,197

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$507,951	$517,058
Customer deposits and unearned revenue	37,050	99,610
Royalties payable - related parties	131,429	137,129
Other liabilities	250,916	252,009
Other liabilities and accrued interest - related parties	96,526	90,517
Convertible debentures, net	475,336	523,576
Notes payable - current portion	9,114	12,540
Notes payable - related parties - current portion	63,750	127,619
Total current liabilities	1,572,072	1,760,058

Long-term liabilities
Notes payable - long-term portion	—	2,765

Total liabilities	1,572,072	1,762,823

Commitments and contingencies

Stockholders' deficit
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding	425	425
Common stock; $0.0001 par value; 5,000,000,000 shares authorized; 70,099,076 and 10,049,140 shares issued, respectively; 23,583,351 and 5,672,051 shares outstanding, respectively	2,358	567
Common stock payable; $0.0001 par value; 195,610 and 200,795 shares, respectively	20	20
Additional paid-in capital	8,555,192	8,478,092
Accumulated deficit	(9,030,381)	(9,077,730)
Total stockholders' deficit	(472,386)	(598,626)

Total liabilities and stockholders' deficit	$1,099,686	$1,164,197

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net revenues
Net revenues	$549,054	$337,346	$781,373	$760,627
Net revenues - related parties	316,070	255,289	672,135	420,671
Total net revenues	865,124	592,635	1,453,508	1,181,298

Cost of net revenues
Cost of net revenues	544,472	432,159	996,318	905,077
Royalties expense - related parties	20,411	14,662	33,637	14,283
Total cost of net revenues	564,883	446,821	1,029,955	919,360

Gross profit	300,241	145,814	423,553	261,938

Operating expenses
Selling, general and administrative	157,745	333,752	337,712	911,781
Research and development costs	1,200	16,355	1,579	15,599
Total operating expenses	158,945	350,107	339,291	927,380

Loss from operations	141,296	(204,293)	84,262	(665,442)

Other (income) expense, net
Other (income) expense, net	39,342	(120,402)	2,604	(28,624)
Change in derivative liability	—	(565,689)	—	—
Interest expense	11,700	56,200	25,252	125,050
Interest expense - related parties	4,506	271	9,013	928
Total other (income) expense, net	55,548	(629,620)	36,869	97,354

Net income (loss) before provision for income taxes	85,748	425,327	47,393	(762,796)

Provision for income tax (benefit) expense	—	(456)	44	3,327

Net income (loss)	$85,748	$425,783	$47,349	$(766,123)

Basic income (loss) per common share	$0.01	$0.19	$0.00	$(0.49)
Diluted income (loss) per common share	$0.00	$0.03	$0.00	$(0.49)

Basic weighted average common shares outstanding	14,097,417	2,191,590	10,665,857	1,570,240
Diluted weighted average common shares outstanding	69,028,500	13,225,571	65,596,941	1,570,240

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

							Additional		Total
	Common stock		Preferred stock		Common stock payable		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	deficit

Balance, December 31, 2013	5,672,051	$567	425,000	$425	195,610	$20	$8,478,092	$(9,077,730)	$(598,626)

Conversion of related party employee compensation payable to stock	1,223,977	122	—	—	—	—	13,378	—	13,500

Conversion of accrued interest on convertible debentures to stock	307,224	31	—	—	—	—	1,669	—	1,700

Conversion of convertible debentures to stock	2,239,007	224	—	—	—	—	9,886	—	10,110

Retirement of shares returned by non-employee Board of Director	(14,406)	(1)	—	—	—	—	(1,382)	—	(1,383)

Net loss	—	—	—	—	—	—	—	(38,399)	(38,399)

Balance, March 31, 2014 (Unaudited)	9,427,853	$943	425,000	$425	195,610	$20	$8,501,643	$(9,116,129)	$(613,098)

Conversion of related party employee compensation payable to stock	1,696,872	169	—	—	—	—	13,331	—	13,500

Conversion of convertible debentures to stock	12,458,626	1,246	—	—	—	—	40,218	—	41,464

Net income	—	—	—	—	—	—	—	85,748	85,748

Balance, June 30, 2014 (Unaudited)	23,583,351	$2,358	425,000	$425	195,610	$20	$8,555,192	$(9,030,381)	$(472,386)

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2014	2013

Cash flows provided by (used in) operating activities:
Net income (loss)	$47,349	$(766,123)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	10,656	9,371
Amortization of security purchase commitment fees	—	8,680
Change in deferred tax asset, net	44	3,327
Equity based compensation for consulting and legal services	—	51,800
Equity based compensation for product exclusivity	—	6,667
Equity based employee and consultant bonuses	—	20,100
Equity based non-employee Board of Director' fees	—	15,000
Accretion of convertible debenture discounts	3,334	88,999
Equity based Chief Executive Officer compensation and bonuses	—	172,358
Amortization of prepaid equity based compensation to Chief Executive Officer	—	137,494
Loss on disposal of fixed assets	24,486	—
Loss on extinguishment of convertible debentures	—	93,825
Retirement of certain 2012 year end consultant bonuses	—	(47,500)
Changes in operating assets and liabilities:
Change in accounts receivable, net	2,159	17,215
Change in accounts receivable - related parties	9,894	(62,091)
Change in inventory	40,231	(56,562)
Change in prepaid expenses and other current assets	(38,071)	8,422
Change in other current assets - related parties	660	—
Change in other assets	—	4,054
Change in accounts payable and accrued liabilities	(24,895)	102,156
Change in customer deposits and unearned revenue	(62,560)	79,449
Change in other liabilities	(1,093)	(7,976)
Change in other liabilities and accrued interest - related parties	50,509	—
Change in royalties payable - related parties	(5,700)	7,886
Net cash provide by (used in) operating activities	57,003	(113,449)

Cash flows from investing activities:
Purchase of fixed assets	(19,412)	—
Net cash used in investing activities	(19,412)	—

Cash flows from financing activities:
Proceeds from borrowing on convertible debentures	—	176,750
Proceeds from short-term loans payable	—	3,000
Principal payment on convertible debentures	—	(72,250)
Principal payments on note payable	(6,203)	(5,885)
Principal payments on note payable - related parties	(63,869)	(37,442)
Net cash (used in) provided by financing activities	(70,072)	64,173

Net change in cash	(32,481)	(49,276)

Cash, beginning of period	70,084	69,292

Cash, end of period	$37,603	$20,016

	Six Months Ended June 30,
	2014	2013

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,301	$1,547

Cash paid for income taxes	$--	$--

Supplemental disclosures of non-cash investing activities and future operating activities:
Discounts on convertible debentures	$--	$72,053

Stock issued for Non-Employee Board of Director Fees	$--	$15,000

Conversion of convertible debentures to stock	$51,574	$152,079

Conversion of accrued payroll to stock - related party	$27,000	$27,000

Conversion of accrued interest and fees on convertible debentures to stock	$1,700	$7,398

Conversion of accrued Non-employee Board of Directors fees to stock	$--	$15,000

Retirement of shares returned by non-employee Board of Director	$1,383	$--

Security purchase commitment fees payable in stock	$--	$125,000

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

Going Concern –The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. We have incurred losses since 2009, and expect to have in 2014. We have had a working capital deficit since 2009.

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

Going Concern (continued) – During the fourth quarter of 2011, the Company formed a joint venture with one dive entity, and in the first quarter of 2012, purchased the assets of another, with assumption of their retail location lease. The Company accomplished both transactions predominantly through issuance of restricted common stock in BWMG. The Company believed these transactions would help generate sufficient future working capital. Neither endeavor did or has generated profit or positive cash-flow. Therefore, effective May 31, 2013, the Company closed and ceased operations at its retail facility. The Company is still involved in the joint venture. See Note 17. JOINT VENTURE EQUITY EXCHANGE AGREEMENT and Note 8. ASSET PURCHASE for further discussion of these transactions. As a result, the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations beyond the third quarter of 2014. This raises substantial doubt about BWMG’s ability to continue as a going concern. The Company will need to raise additional funds and is currently exploring alternative sources of financing. BWMG has issued a number of convertible debentures as an interim measure to finance working capital needs as discussed in Note 12. CONVERTIBLE DEBENTURES and may continue to raise additional capital through sale of restricted common stock or other securities, and obtaining some short term loans. The Company has paid for legal and consulting services with restricted stock to maximize working capital, and intends to continue this practice when possible. In addition, the Company implemented some cost saving measures and will continue to explore more to reduce operating expenses.

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

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which occur. Advertising and trade show (credit) expense incurred for the three months ended June 30, 2014 and 2013, was $292 and $5,889, respectively. Advertising and trade show expense incurred for the six months ended June 30, 2014, and 2013, was $620 and $33,161, respectively.

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

Stock-based compensation (continued) – For the three and six months ended June 30, 2014 and 2013, the Company compensated and/or converted all accrued payroll to stock for one related party employee. In addition, for the three and six months ended June 30, 2014 and 2013, the Company transacted stock-based compensation transactions as follows: amortized prepaid equity based compensation for personal guarantees of Chief Executive Officer on Company’s bank debt; additional compensation expense to the Chief Executive Officer; Board of Directors’ fees and bonuses; certain consulting, legal, and other professional fees; equity based incentive and/or retention bonuses for some employees, and consultants; and operating expense for exclusivity pursuant to strategic alliance agreement payable. These transactions, as applicable, are also further discussed in Note 7. RELATED PARTIES TRANSACTIONS, Note 13. EQUITY BASED COMPENSATION FOR CONSULTING, LEGAL, AND OTHER PROFESSIONAL SERVICES, Note 20. EQUITY BASED INCENTIVE/RETENTION BONUSES, and Note 21. STRATEGIC ALLIANCE AGREEMENT.

Beneficial conversion features on convertible debentures – The fair value of the stock upon which to base the beneficial conversion feature (BCF) computation has been determined either through use of the quoted stock price. See Note 12. CONVERTIBLE DEBENTURES for further discussion.

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

Fair value of financial instruments (continued) – At June 30, 2014, and December 31, 2013, the carrying amount of cash, accounts receivable, accounts receivable – related parties, customer deposits and unearned revenue, royalties payable – related parties, other liabilities, other liabilities and accrued interest – related parties, notes payable, notes payable – related parties, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The fair value of the Company’s convertible debentures was the principal balance due at June 30, 2014, and December 31, 2013, or $475,336, and $516,800, respectively, as presented in Note 12. CONVERTIBLE DEBENTURES. The principal balance due approximates fair value because of the short maturity of these instruments. On the face of the balance sheet the convertible debentures are presented net of discount, which is less than fair market value at period end dates when discount is not fully accreted.

Earnings per common share – Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. All common stock equivalent shares were excluded in the computation dilutive earnings per share for the six months ended June 30, 2014, and 2013, since their effect was antidilutive.

New accounting pronouncements – The Company believes there was no new accounting guidance adopted but not yet effective that either has not already been disclosed in prior reporting periods or is relevant to the readers of BWMG’s financial statements.

2.	INVENTORY

Inventory consists of the following as of:

	June 30, 2014	December 31, 2013

Raw materials	$287,879	$317,187
Work in process	—	—
Finished goods	407,816	418,739
	$695,695	$735,926

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets totaling $146,211 at June 30, 2014, consists of $114,115 prepaid inventory, $17,741 prepaid insurance, $13,493 prepaid subcontract labor; and $862 other current assets and prepaid expenses.

Prepaid expenses and other current assets totaling $109,523 at December 31, 2013, consists of $94,990 prepaid inventory, $14,141 prepaid insurance, and $392 other current assets.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	FURNITURE, FIXTURES, AND EQUIPMENT

Furniture, fixtures, and equipment consists of the following as of:

	June 30, 2014	December 31, 2013

Furniture, fixtures, vehicles and equipment	$171,928	$204,896
Less: accumulated depreciation and amortization	(111,393)	(128,631)
	$60,535	$76,265

5. OTHER ASSETS

Other assets of $27,635 at June 30, 2014 and December 31, 2013, consists of $24,740 investment in joint venture, and $2,895 refundable deposits. See Note 17. JOINT VENTURE EQUITY EXCHANGE AGREEMENT for further information on investment in joint venture.

6.	CUSTOMER CREDIT CONCENTRATIONS

The Company sells to three entities owned by the brother of Robert Carmichael, the Company’s Chief Executive officer, and two Company’s owned by the Chief Executive Officer as further discussed in Note 7. RELATED PARTIES TRANSACTIONS. Combined sales to these five entities for three months ended June 30, 2014 and 2013, represented 35.94% and 42.22%, respectively, of total net revenues. Combined sales to these five entities for six months ended June 30, 2014 and 2013, represented 45.81% and 35.09%, respectively, of total net revenues. Sales to no other customers represented greater than 10% of net revenues for three and six months ended June 30, 2014, and 2013.

7.	RELATED PARTIES TRANSACTIONS

Notes payable – related parties

Notes payable – related parties consists of the following at June 30, 2014:

Promissory note payable to the non-employee Board of Director, secured by up to $200,000 in and to all of the Company’s right, title and interest in its fixed assets, inventory, receivables, and all documents including its books, records, and files; bearing interest at 21.21% per annum, due in monthly principal and interest payments of $8,585, maturing on November 1, 2014	$63,750

Less amounts due within one year	63,750

Long-term portion of notes payable	$—

As of June 30, 2014, principal payments on the notes payable – related parties are as follows:

2014	$63,750
2015	—
2016	—
2017	—
2018	—
Thereafter	—

$63,750

During the three months ended March 31, 2014, the Company fully satisfied the note payable due the Chief Executive Officer for $49,702, which had matured in September 2013.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	RELATED PARTIES TRANSACTIONS (continued)

As of June 30, 2014, the Company was four months in arrears on payments due under the Note payable to the non-employee Board of Director. No notice of default has been received and the Company plans to make payments as able.

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

Net revenues and accounts receivable – related parties – The Company sells products to Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers. Combined net revenues from these entities for three months ended June 30, 2014 and 2013, was $265,490 and $250,228, respectively. Combined net revenues from these entities for six months ended June 30, 2014 and 2013, was $487,231 and $414,473, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at June 30, 2014, was $53,414, $4,799, and $17,042, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2013, was $11,926, $6,116, and $3,047, respectively.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	RELATED PARTIES TRANSACTIONS (continued)

Net revenues and accounts receivable – related parties (continued) - The Company sells products to Brownie’s Global Logistics, LLC. (“BGL”) And 940 Associates, Inc., fully owned by the Company’s Chief Executive Officer. Terms of sale are more favorable than those extended to BWMG’s regular customers, but no more favorable than those extended to Brownie’s strategic partners. Terms of sale to BGL approximate cost or include a nominal margin. These terms are consistent with those extended to Brownie’s strategic partners. Strategic partner terms include promotion of BWMG’s technologies and “Brownie’s” brand, offered only on product or services not offered for resale, and must provide for reciprocal terms or arrangements to BWMG on strategic partners’ product or services.. BGL is fulfilling the strategic partner terms by providing exposure for BWMG’s technologies and “Brownie’s” brand in the yachting and exploration community word-wide through its operations. Combined net revenues from these entities for three months ended June 30, 2014 and 2013, was $45,447 and $0, respectively. Combined net revenues from these entities for six months ended June 30, 2014 and 2013, was $178,691 and $0, respectively. Accounts receivable from BGL at June 30, 2014, and December 30, 2013 was $607 and $70,823, respectively.

Sales to Pompano Dive Center for the three months ended June 30, 2014, and 2013, was $5,133 and $5,061, respectively. Sales to Pompano Dive Center for the six months ended June 30, 2014, and 2013, was $6,212 and $6,198, respectively. Terms of sale are no more favorable than those extended to any of the Company’s other customers. Accounts receivable from Pompano Dive Center at June 30, 2014 and December 31, 2013, was $20,187, and $14,029, respectively. See Note 17. JOINT VENTURE EQUITY EXCHANGE AGREEMENT for further discussion regarding Pompano Dive Center. .

Royalties expense – related parties – The Company has Non-Exclusive License Agreements with 940 Associates, Inc. (hereinafter referred to as “940A”), an entity owned by the Company’s Chief Executive Officer, to license product patents it owns. Under the terms of the license agreements effective January 1, 2005, the Company pays 940A $2.00 per licensed product sold, rates increasing 5% annually. Also with 940A, the Company has an Exclusive License Agreement to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. Based on this license agreement, the Company pays 940A 2.5% of gross revenues per quarter. Total royalty expense for the above agreements for the three and six months ended June 30, 2014 and 2013, is disclosed on the face of the Company’s Consolidated Statements of Operations. As of June 30, 2014, and December 31, 2013, the Company was approximately twenty-five and twenty-six months in arrears, respectively, on royalty payments due. No default notice has been received and the Company plans to make payments as able.

Equity based compensation for Chief Executive Officer – On November 2, 2012, the Board of Directors (BODs) approved a stock incentive bonus to certain key employees and consultants to vest and pay out on May 2, 2013, contingent upon continued employment or services. The stock bonus price per share was calculated based on last closing price per the OTCBB on the effective date of the transaction. Of the total stock incentive bonuses declared for the key employees and consultants of $75,150 or 61,852 shares of common stock, the Chief Executive was awarded $45,000 or 37,037 shares. The Company recorded compensation expense ratably over the vesting period, and for the three months ended June 30, 2013, compensation expense to the Chief Executive Officer related to this transaction was $22,500. See Note 20. EQUITY BASED INCENTIVE/RETENTION BONUSES for further discussion. In addition, on February 23, 2013, the Company declared a bonus payable for the years ended 2012 for certain employees, service providers, and consultants. As part of this bonus, the Chief Executive Officer was awarded $67,000 to be paid out in cash or stock based on later determination by the BODs. This amount is included in operating expense for the year ended December 31, 2012. See table below for inclusion in other liabilities and accrued interest – related parties. Further, pursuant to a Written Consent of the BODs of the Company on June 11, 2012, clarifying a meeting held on May 31, 2012, the BOD declared an $83,333 bonus due the Chief Executive Officer payable in shares of restricted stock. The shares vested as of January 2, 2013. The grant price per share was based on the closing price of the stock on May 31, 2012. For accounting purposes, the Company recognized $83,333 operating expense ratably over the seven months the shares vested. These shares are included in shares payable on the statement of stockholders’ deficit. These shares are included in shares payable on the statement of stockholders’ deficit.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	RELATED PARTIES TRANSACTIONS (continued)

Equity based compensation for Chief Executive Officer – (continued) Lastly, the Chief Executive Officer’s monthly salary was increased by $16,667 per month beginning in June 2012, payable in restricted stock calculated based on a monthly weighted average share factor of .70, or a 30% discount (“incremental salary”). The shares were to vest six months after the last day of each month, continued employment was requirement for vesting, and shares would not be issuable until vested. The Company recorded $23,801 operating expense each month related to the incremental salary, which was $16,667 plus $7,144 discount added back to record at full monthly weighted average price per market. On December 23, 2013, the Chief Executive Officer forgave all incremental salary shares payable to him by the Company from 2012 and through November 2013. As a result, the Company recorded $428,578 contribution to Additional Paid in Capital for the year ended December 31, 2013, for the cancellation of the $261,904, and $166,667 stock payable from 2013 and 2012, respectively.

Non-employee Board of Director fees and bonus – Effective December 23, 2013, the Board of Directors cancelled the $2,500 per month non-employee Board of Director fee agreement under which Mikkel. Pitzner was being compensated. In addition, Mr. Pitzner forgave the $27,500 BOD fees due in shares payable and/or paid him monthly through November 2013. Related to the forgiveness of the BOD fees for 2013, the Company cancelled related stock payable to him, recorded $5,917 receivable for the stock due back from him, and recorded the $27,500 as contribution to Additional Paid in Capital. During the three months ended June 30, 2014, Mr. Pitzner returned 14,406 shares, or $1,383 of $5,917.

On February 23, 2013, the Company declared a bonus payable for the years ended 2012 for certain employees, service providers, and consultants. As part of this bonus, Mr. Pitzner was awarded restricted shares of common stock with $73,000 fair market value. The shares were issued to Mr. Pitzner during the three months ended June 30, 2013.

Equity based compensation to employee – During November 2013, Alexander F. Purdon, an employee of the Company, exceeded 10% ownership whereby he was reclassified to related party. The Company pays Mr. Purdon’s employment compensation in restricted shares of stock in lieu of cash. The number of shares paid is based on the weighted average price per share during the months the services were rendered. For the three months ended June 30, 2014 and 2013, stock based compensation to Mr. Purdon was $13,500 and $9,000, respectively. In addition, of the $129,500 employee bonuses declared payable for 2012 year end, which is payable in stock or cash to be determined by the Board of Directors, Mr. Purdon is due $17,500. Lastly, of 61,852 total shares of common stock attributable to incentive retention bonuses declared by the Board of Directors in 2012, which vested as of May 2013, Mr. Purdon received 1,852 shares of stock, which were valued at $2,250. These shares are included in shares payable on the statement of stockholders’ deficit. These shares are included in shares payable on the statement of stockholders’ deficit.

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

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	RELATED PARTIES TRANSACTIONS (continued)

Other liabilities and accrued interest– related parties

Other liabilities and accrued interest– related parties consists of the following at:

	June 30, 2014	December 31, 2013

Year-end 2012 bonus payable to Chief Executive Officer	$67,000	$67,000
Year-end 2012 bonus payable to employee	17,500	17,500
Accrued interest on note payable non-employee Board of Director	6,009	—
Due to Principals of Carleigh Rae Corp., net	6,017	6,017
	$96,526	$90,517

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

Stock options outstanding from patent purchase

Effective March 3, 2009, the Company entered into a Patent Purchase Agreement with Robert M. Carmichael, the Chief Executive Officer of the Company. The Company purchased several patents it had previously been paying royalties on and several related unissued patents. In exchange for the Intellectual Property (“IP), the Company issued Mr. Carmichael 234 stock options (adjusted for 1 –for– 1,350 reverse stock split) at a $1,350 exercise price per share with expiration ten years from the effective date of grant, or March 2, 2019. None of the options have been exercised to-date.

8.	ASSET PURCHASE

On February 3, 2012, the Company entered into an asset purchase agreement with Florida Dive Industries, Inc. (“Seller”). On March 5, 2012, the same parties executed an amendment (“Amendment”) to the agreement (collectively, the “Agreement”). Under the terms of the Agreement, the Company acquired certain diving and related inventory, and Seller provided a three year non-compete agreement within a 10-mile wide radius. In addition, the Company assumed a commercial lease obligation for a retail dive store in Boca Raton, Florida beginning in April 1, 2012. The lease was automatically renewable on an annual basis through May 31, 2014, with 90 days written notice assuming the Lessee was in compliance with all terms of the lease. On May 31, 2013, the Company closed the dive store and vacated the premises. The $3,200 lease deposit was returned during the year ended December 31, 2013. As of June 30, 2014, the Company had paid Seller $9,643 toward the $22,500 cash purchase price leaving a balance of $12,857 included in other liabilities.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $507,951 at June 30, 2014, consists of $209,048 accounts payable trade, $42,512 accrued payroll and related fringe benefits, $45,000 accrued year-end bonuses, $43,249 accrued payroll taxes and withholding, $14,850 accrued loss for debenture settlement in July 2014, and $153,292 accrued interest. Accrued payroll taxes and withholding were approximately six months in arrears at June 30, 2014. Balances due certain vendors are also due in arrears to varying degrees. The Company is handling all delinquent accounts on a case by case basis.

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

Other liabilities of $250,916 at June 30, 2014, consists of $235,000 short-term loans, $12,857 payable for assets purchased pursuant to Asset Purchase Agreement (Note 8. ASSET PURCHASE), and $3,059 on-line training liability. Other liabilities of $252,009 at December 31, 2013, consists of $235,000 short-term loans, $12,857 payable for assets purchased pursuant to Asset Purchase Agreement, $3,169 on-line training liability, and $983 other liabilities. The $235,000 short-term loans is comprised of three loans due on demand from unrelated parties. The loans have no other stated terms except one for $200,000 indicated it was for settlement of debenture debt. Therefore, the Company used the proceeds from that loan toward settlement of convertible debentures referenced in (13) of Note 12. CONVERTIBLE DEBENTURES.

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

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	NOTES PAYABLE

Notes payable consists of the following as of June 30, 2014:

Promissory note payable, unsecured, bearing interest at 5% simple interest per annum, due in weekly principal and interest payments of $250, maturing on March 10, 2015.	$9,114

Less amounts due within one year	9,114

Long-term portion of notes payable	$—

As of June 30, 2014, principal payments on the notes payable are as follows:

2014	$6,349
2015	2,765
2016	—
2017	—
2018	—
Thereafter	—

$9,114

The unsecured note payable in the table above and as reflected table below in the December 31, 2013, note payable balance resulted from conversion of a vendor payable dating back to February 2011. The note payable was restructured once in June 2012 to reduce the monthly payments and to extend the maturity.

Notes payable consists of the following as of December 31, 2013:

Promissory note payable, unsecured, bearing interest at 5% simple interest per annum, due in weekly principal and interest payments of $250, maturing on March 10, 2015.	$15,305

Less amounts due within one year	12,540

Long-term portion of notes payable	$2,765

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	CONVERTIBLE DEBENTURES

Convertible debentures consist of the following at June 30, 2014:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Origination Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Ref.
11/27/2010	5/27/2011	10%	125,000	(53,571)	$58,750	-	$58,750	$25,889	(2)
1/7/2011	11/11/2011	5%	76,000	(32,571)	48,000	-	48,000	9,150	(3)
8/8/2012	5/2/2013	8%	42,500	(27,172)	-	-	-	-	(4)
10/31/2012	8/2/2013	8%	78,500	(50,189)	47,860	-	47,860	10,255	(4)
5/3/2011	5/5/2012	5%	300,000	(206,832)	300,000	-	300,000	95,000	(6)
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	-	10,000	1,427	(7)
2/2/2012		10%	See ref (9) for Discussion			-	-	379	(9)
3/14/2012	2/10/2014	10%	5,500	-	472	-	472	144	(10)
2/10/2012	2/10/2014	10%	39,724	-	2,743	-	2,743	3,365	(11)
4/8/2013	4/14/2013	9.90%	20,000	(13,333)	7,511	-	7,511	2,357	(14)

					$475,336		$475,336	$147,966

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

On October 31, 2012, the Company borrowed $78,500 from this same lender in exchange for a convertible debenture maturing on August 2, 2013. Beginning 180 days after the date of the debenture, lender could have converted the note to common shares at a 39% discount pursuant to the same terms and conditions discussed in two paragraphs preceding this one. The Company valued the BCF of the convertible debenture at $50,189. Accordingly, the $78,500 debenture was discounted by the amount of the BCF. The Company is accreting the discount to the convertible debenture through its maturity and will recognize interest expense until paid in full or converted. During the three and six months ended June 30, 2014, the lender converted $28,975 and $30,640, respectively, of the convertible debenture to shares of common stock. The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

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
20

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

As of June 30, 2014 and December 31, 2013, the lender had assigned a cumulative $5,500 under the debenture to four separate parties, and $23,500 to another party. See reference (10) and (12), respectively, related to the assignments.

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

On January 18, 2013, the lender sold/assigned all rights and interest on one of its three debentures having net book value of $16,000 plus accrued interest of $1,512. On the same day, the lender sold/assigned all rights and interest on another of its three debentures having a net book value of $56,250, plus $4,825 of accrued interest. See reference (13) which discusses the terms and conditions surrounding the new debentures issued upon extinguishment of the two originals as well as accounting treatment of the transactions. As of June 30, 2014, the lender still held the third debenture with original principal balance of $39,724 with net book value of $2,743.

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

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	CONVERTIBLE DEBENTURES (continued)

(14)	On April 8, 2013, the Company borrowed $20,000 in exchange for a convertible debenture. The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (40%) discount as determined from the lowest trading price for the 5 trading days prior to the conversion notice. The Company valued the BCF of the convertible debenture at $13,333 and is accreting the discount to the convertible debenture, and will recognize interest expense until paid in full or converted. During the three and six months ended June 30, 2014, the lender converted $12,489 and $12,489, respectively, of the convertible debenture to shares of common stock. The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

Convertible debentures consist of the following at December 31, 2013:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Origination Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Ref.
10/4/2010	4/4/2011	5%	20,635	(20,635)	$-	-	$-	$-	(1)
11/27/2010	5/27/2011	10%	125,000	(53,571)	58,750	-	58,750	22,949	(2)
1/7/2011	11/11/2011	5%	76,000	(32,571)	48,000	-	48,000	7,950	(3)
2/10/2011	1/14/2012	8%	42,500	(42,500)	-	-	-	-	(4)
9/12/2011	6/14/2012	8%	37,500	(37,500)	-	-	-	-	(4)
12/19/2011	9/21/2012	8%	37,500	(37,500)	-	-	-	-	(4)
8/8/2012	5/2/2013	8%	42,500	(27,172)	8,445	-	8,445	3,949	(4)
10/31/2012	8/2/2013	8%	78,500	(50,189)	78,500	-	78,500	7,325	(4)
7/2/2012	4/5/2013	8%	78,500	(35,268)	-	-	-	-	(4)
3/9/2011	3/9/2012	10%	50,000	(34,472)	-	-	-	-	(5)
5/3/2011	5/5/2012	5%	300,000	(206,832)	300,000	-	300,000	80,000	(6)
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	-	10,000	1,175	(7)
9/8/2011	9/20/2011	10%	39,724	(17,016)	-	-	-	-	(8)
2/10, 5/18, 7/17, 11/8/2012	2/10, 5/18, 7/17, 11/8/2014	10%	42,750	-	-	-	-	379	(9)
3/14/2012	2/10/2014	10%	5,500	-	472	-	472	120	(10)
2/10/2012	2/10/2014	10%	39,724	-	2,743	-	2,743	3,227	(11)
3/9/2012	3/9/2014	10%	56,250	-	-	-	-	-	(11)
4/19, 8/17, 11/7/2012	4/4/2011, 2/10, 4/14/2014	5%, 10%	39,847	-	-	-	-	-	(12)
1/18/2014	10%	84,500	(58,720)	-	-	-	-	-	(13)
1/18/2014	10%	30,500	-	-	-	-	-	-	(13)
1/18/2014	10%	95,000	-	-	-	-	-	-	(13)
4/8/2013	4/14/2013	9.90%	20,000	(13,333)	20,000	(3,334)	16,666	1,440	(14)

					$526,910		$523,576	$128,514

Reference numbers in right hand column of table entitled Ref. refer to paragraphs above the table.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	EQUITY BASED COMPENSATION FOR CONSULTING, LEGAL, AND OTHER PROFESSIONAL SERVICES

Equity based compensation is presented on the face of the Statement of Stockholders’ Deficit for the three and six months ended June 30, 2014. More information on the significant components of the amounts presented for the three and six months ended June 30, 2014 and 2013 follows:

For the three and six months ended June 30, 2014 and 2013, the Company converted $13,500, and $27,000, respectively, employee compensation payable. This amounted to 2,920,849 and 88,243 shares of restricted common stock for the six months ended June 30, 2014 and 2013, respectively. For additional information see Note 7. RELATED PARTIES - Equity based compensation to employee

Pursuant to a consulting agreement for business advisory services for the three and six months ended June 30, 2013, the Company issued 35,236 and 68,032 shares of restricted stock, respectively, for $7,200 and $68,032 services, respectively. The stock conversion price under the agreement was calculated as a weighted average for the month the services were granted at a 30% discount. Operating expense was recorded based on full weighted average share price of the market for the period in which the services were rendered.

On March 27, 2013, the Company entered into a consulting agreement for financial strategic advice for a term of twelve months from the date of the agreement and may be terminated by either party within 30 days written notice and any monies owed are due upon termination. As initial fee, the Company paid the consultant $25,000 in restricted stock during the three months ended March 30, 2013. Further, upon obtaining $5,000,000 new capital into the Company, the consultant will be due $500,000, upon successfully obtaining a second $500,000 commitment of new capital, $50,000 will be due to the consultant, upon successfully obtaining a third $500,000 commitment of new capital, and the same arrangement through eleven additional commitment of new capital. Amounts due shall be paid in cash and any brokerage commissions, private placement fees or other fees in connection with obtaining the new capital shall be reduced from the fees due the consultant on a dollar per dollar basis.

14.	INCOME TAXES

The components of the provision for income tax expense are as follows for the three months ended:

	June 30, 2014	June 30, 2013
Current taxes
Federal	$—	$—
State	—	—
Current taxes	—	—
Change in deferred taxes	—	(29,725)
Change in valuation allowance	—	29,269

Provision for income tax expense	$—	$(456)

The components of the provision for income tax expense are as follows for the six months ended:

	June 30, 2014	June 30, 2013
Current taxes
Federal	$—	$—
State	—	—
Current taxes	—	—
Change in deferred taxes	(39,550)	(35,292)
Change in valuation allowance	39,594	38,619

Provision for income tax expense	$44	$3,327

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	INCOME TAXES (continued)

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at June 30, 2014:

Deferred tax assets:
Equity based compensation	$97,276
Allowance for doubtful accounts	12,920
Net operating loss carryforward	1,094.012
On-line training certificate reserve	1,071
Total deferred tax assets	1,205,278
Valuation allowance	(1,202,715)

Deferred tax assets net of valuation allowance	2,563

Less deferred tax assets – non-current, net of valuation allowance	2,330

Deferred tax assets – current, net of valuation allowance	$233

The effective tax rate used for calculation of the deferred taxes as of June 30, 2014 was 34%. The Company has established a valuation allowance against deferred tax assets of $1,205,278 or 99.8%, due to the uncertainty regarding realization, comprised primarily of a 100% reserve against the net operating carryforward, 100% reserve against the allowance for doubtful accounts, and 97% reserve against the deferred tax assets attributable to the equity based compensation.

The significant differences between the statutory tax rate and the effective tax rates for the Company for the six months ended are as follows:

	June 30, 2014	June 30, 2013
Statutory tax rate	—%	—%
Increase (decrease) in rates resulting from:
Net operating loss carryforward or carryback	(35)%	(12)%
Equity based compensation and loss	—%	7%
Book/tax depreciation and amortization differences	—%	—%
Change in valuation allowance	36%	5%
Other	—%	—%
Effective tax rate	1%	—%

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2013:

Deferred tax assets:
Equity based compensation	$97,276
Allowance for doubtful accounts	13,260
Depreciation and amortization timing differences	—
Net operating loss carryforward	1,124,299
On-line training certificate reserve	1,109
Total deferred tax assets	1,235,944
Valuation allowance	(1,233,337)

Deferred tax assets net of valuation allowance	2,607

Less deferred tax assets – non-current, net of valuation allowance	2,330

Deferred tax assets – current, net of valuation allowance	$277

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	INCOME TAXES (continued)

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

During the second quarter of 2010, the holder of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of preferred stock. The preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company from time to time in accordance with the provisions of Chapter 78 of the Nevada Revised Statutes. Before modification, the existing Articles of Incorporation did not authorize the issuance of shares of preferred stock. The Company authorized the preferred stock for the purpose of added flexibility in seeking capital and potential acquisition targets.  The amendment authorizing the issuance of shares of preferred stock grants the Board authority, without further action by our stockholders, to designate and issue preferred stock in one or more series and to designate certain rights, preferences and restrictions of each series, any or all of which may be greater than the rights of the common stock. As of June 30, 2014, and December 31, 2013, the 425,000 shares of preferred stock are owned by the Company’s Chief Executive Officer. The preferred shares have 250 to 1 voting rights over the common stock, and are convertible into 31,481 shares of common stock. The preferred stock votes with the Company’s common stock, except as otherwise required under Nevada law. Accordingly, Mr. Carmichael will have approximately 93% of the combined voting power of the Common Stock and Series A Convertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.

16.	COMMITMENTS AND CONTINGENCIES

On August 16, 2012, the Company’s real estate foreclosed upon by Branch Banking and Trust (“BBT”) was sold through a court ordered auction. At the foreclosure sale, BBT was highest bidder with a bid of $1,300. On July 17, 2012, the Court entered a Final Judgment of Foreclosure against the Company for $1,123,269, plus post-judgment interest. On December 14, 2012, BBT served the Company with Notice of Final Judgment of Foreclosure. During November 2013, the Company settled the Final Judgment with BBT for $85,000. Accordingly, BWMG recorded $18,026 to other income for the period, which was the excess of the estimated settlement amount less the actual settlement. The 17th Judicial Circuit of the Circuit Court of Broward County recorded Satisfaction of Final Judgment on November 20, 2013.

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

On December 18, 2012, Undersea Breathing Systems, Inc. (“UBS”) filed an amended complaint against the Company compelling purchase of Medal Model No. 4241 membranes or equivalent pursuant to pricing agreement in 2011. UBS is the holder of the convertible debenture referenced in Note 12. CONVERTIBLE DEBENTURES Ref (3). Under the complaint, UBS asserts the Company was to purchase no less than 24 membranes from the company per year for $2,000 and $1,000, cash and Company stock, respectively, per membrane. The Company took delivery, paid cash, and issued stock for 14 Medal Model No 4241 membranes pursuant to the stated pricing in 2011, plus issued an additional $24,000 stock toward future purchases of 24 membranes. However, the Company has not purchased or taken delivery of additional membranes. At the same time the stock was issued the Company granted UBS a convertible debenture of $76,000 and reduced its balance to $48,000 when the Company paid $28,000 cash and took delivery of the 14 membranes. Therefore, UBS currently has $24,000 worth of stock and a $48,000 convertible debenture for which the Company took no membrane deliveries. See Note 23. SUBSEQUENT EVENTS for settlement of this case, and as a result of knowledge of settlement amount, the Company recorded a $14,850 settlement loss reflected as a component of accounts payable and accrued liabilities as of June 30, 2014.

On or about May 3, 2012, the Company received notice of filing of an action for breach of contract, conspiracy to commit securities fraud and injunctive relief against the Company and the first party named in Note 12. CONVERTIBLE DEBENTURES Ref (1). The Plaintiff, Eventus Capital, Inc., is the second party referenced in Note 12. CONVERTIBLE DEBENTURES, Ref (1) who purchased the original debenture from the first party. The net book value, excluding interest, on the debenture as of December 31, 2012 was approximately $12,700. The amount named in the original lawsuit was “damages in excess of $15,000”, plus other fees. On July 16, 2012, the Palm Beach County Court issued an Order on the Company’s Motion to dismiss this complaint. The motion was granted without prejudice to allow the plaintiff 15 days to file an amended complaint with substantiating documentation. The plaintiff amended its complaint as required, asserted it incurred a loss of $735,616 in damages. The other Defendant in the action has asserted counter and third party claims against the plaintiff. On June 23, 2014, this case was dismissed with prejudice as to all claims, counterclaims, and third party claims with all parties to bear their own respective attorneys’ fees and costs.

17.	JOINT VENTURE EQUITY EXCHANGE AGREEMENT

On November 7, 2011, the Company entered into a Joint Venture Equity Exchange Agreement (“Agreement”) with Pompano Dive Center, LLC. (“PDC”). PDC owns a retail store, several dive boats, and has a classroom for training divers. Under the terms of the Agreement, the Company will provide PDC with an assortment of Brownie’s Third Lung products on consignment, and PDC will act as a training and demonstration site for Brownie’s Third Lung products. Beginning in 2012, both parties ceased operating under the consignment inventory arrangement. Inventory not sold was returned, and inventory was purchased for sale. See Note: 7 RELATED PARTIES TRANSACTIONS - Net revenues and accounts receivable – related parties for further information on sales to PDC for the three and six months ended June 30, 2014 and 2013, and Accounts Receivable balances at June 30, 2014, and December 31, 2013. Terms of sale to PDC are no more favorable than those granted other dealers of the Company’s products.

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

Effective July 15, 2013, the Company effectuated a reverse split of all outstanding shares of Common Stock by a factor of one-for-one thousand three hundred fifty (1 -for- 1,350). Fractional shares were rounded up to the nearest whole share. The reverse split became effective as of July 15, 2013. In accordance with Securities and Exchange Commissions’ Staff Accounting Bulletin Topic 4C, when a change in capital structure occurs after the period reporting date, but before release of the financial statements the Company must apply retroactive treatment to the financial statements to reflect the change. Accordingly, the Company restated the financial statements for three and six months ended June 30, 2013 to reflect the change in the number of shares, as well as throughout the Note disclosures, as applicable.

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

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On April 10, 2012, the Company entered into a strategic alliance agreement with Precision Paddleboards, Inc. The agreement provides for 12 month exclusivity granted for $24,000 in one year restricted stock, or 494 shares. Price per share was calculated as the weighted average per share for 30 days preceding the agreement or $.036 per share. The Company recognized the operating expense ratably over the twelve month vesting term with corresponding entry to shares payable. For the three and six months ended June 30, 2013, the Company recognized $667 and $6667, respectively, as operating expense under the agreement. As of June 30, 2014, none of the 494 shares have been paid out and are reflected in shares payable balance on the Statement of Stockholders’ Deficit and the Balance Sheet.

22. INTEREST EXPENSE NON-RELATED PARTIES AND OTHER EXPENSE (INCOME), NET

For the three months ended June 30, 2014, non-related parties interest expense of $11,700 is comprised of $11,565 interest on convertible debentures and $135 other interest. For the three months ended June 30, 2013, non-related parties interest expense of $56,200 is comprised of $55,200 interest on convertible debentures and approximately $290 other interest.

For the six months ended June 30, 2014, non-related parties interest expense of $25,252 is comprised of $24,486 interest on convertible debentures and $766 other interest. For the six months ended June 30, 2013, non-related parties interest expense of $125,050 is comprised of $123,620 interest on convertible debentures and $1,430 other interest.

For the three months ended June 30, 2014, $39,342 other expense, net is comprised primarily of $24,486 loss on disposal of fixed assets, $14,850 loss on convertible debenture settlement, and $6 other expense, net of individually insignificant items. For the three months ended June 30, 2013, $120,402 other income, net is comprised primarily of approximately $50,000 sales commission, $47,500 return and retirement of year end 2012 stock bonuses granted to certain consultants, and approximately $22,000 royalty income on licensed patents.

For the six months ended June 30, 2014, $2,604 other expense, net is comprised primarily of $31,463 write off of accrued legal expense from prior years resulting from resolution of overbilling as identified by Company, $5,144 royalty income on licensed patents, $24,486 loss on disposal of fixed assets, $14,850 loss on convertible debenture settlement, and $125 other income, net of individually insignificant items. For the six months ended June 30, 2013, $28,624 other income, net is comprised primarily of $93,826 loss on extinguishment of convertible debenture, and offset by approximately $72,000 royalty income on licensed patents, $47,500 return and retirement of year end 2012 stock bonuses granted to certain consultants, and approximately $3,000 other income, net of individually insignificant items.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	SUBSEQUENT EVENTS

On July 1, 2014, the court granted dismissal of the final remaining complaint asserted by UBS as referenced in Note 16. COMMITMENTS AND CONTINGENCIES. Associated with the dismissal, the Company reversed in the third quarter of 2014, related prepaid inventory and convertible debenture (ref 3) resulting in a loss on settlement of $14,850, which was accrued as of June 30, 2014.

On July 31, 2014, Mr. Alexander F. Purdon, was issued 834,061 shares of restricted common stock in lieu of cash for $4,500 employee compensation for the month of July 2014. The number of shares issued was based on the weighted average share price during the month.

Conversions of debentures to shares of common stock occurred subsequent to June 30, 2014. The stock was issued upon partial conversion of a convertible note without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares. Conversions were as follows (ref. number corresponds to lender reference number in Note 12. CONVERTIBLE DEBENTURES):

Ref (4) lender –

On July 2, 2014, the lender converted $1,705 of its debenture to 897,368 shares.

On August 12, 2014, the lender converted $2,580 of its debenture to 1,172,727 shares.

Ref (14) lender –

On July 3, 2014, the lender converted $3,142 of its debenture to 2,276,812 shares.

On July 25, 2014, the lender converted $3,327 of its debenture to 1,680,348 shares.

On July 15, 2014, the Company was provided a 90 Day Lease Termination notice from its Landlord as allowed and in accordance with terms of its lease agreement whereby either party can provide 90-day notice terminating lease. Accordingly, the Company must vacate the premises by October 15, 2014, and does not anticipate any issues in vacating. The Company is currently in process of locating a suitable facility for relocation of its headquarters and operations.

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

Overview

Brownie’s Marine Group, Inc., a Nevada corporation (referred to herein as “BWMG”,“the Company”, “we” or “Brownie’s”), does business through its wholly owned subsidiary, Trebor Industries, Inc., d/b/a Brownie’s Third Lung, a Florida corporation. The Company designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and nitrox generation systems, and scuba and water safety products. BWMG sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility in Fort Lauderdale, Florida. The Company’s common stock is quoted on the OTCBB under the symbol “BWMG”. The Company’s website is www.browniesmarinegroup.com. Information contained on the website is not part of this report.

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

Results of Operations for the Three Months Ended June 30, 2014, as Compared to the Three Months Ended June 30, 2013

Net revenues. For the three months ended June 30, 2014, we had net revenues of $865,124 as compared to net revenues of $592,635 for the three months ended June 30, 2013, an increase of $272,489, or 45.98%. Sales of tankfill systems and related was up by approximately $156,000, hookah systems and related was up by approximately $116,000, public safety was up by approximately $3,000, and increases were partially offset by approximately $3,000 decline in scuba for the three months ended June 30, 2014, as compared to same period in 2013. The Company attributes the overall increase in sales to increased overall consumer spending, and to an “early buy” program implemented by the Company in May/June by to preload dealers for the high season for boating and diving.

Cost of net revenues. For the three months ended June 30, 2014, we had cost of net revenues of $564,883 as compared with cost of net revenues of $446,821 for the three months ended June 30, 2013, an increase of $118,062 or 26.42%. The increase is primarily attributable to the increase in material cost due to increase in net revenues, and partially offset by decrease in payroll due to streamlining of workforce and 1% reduction in material costs primarily due to sales mix.

Gross profit. For the three months ended June 30, 2014, we had a gross profit of $300,241 as compared to gross profit of $145,814 for the three months ended June 30, 2013, an increase of $154,427, or 105.91%. The increase in gross profit is primarily attributable to increase in sales for the three months ended June 30, 2014, as compared to same period in 2013.

Operating expenses. For the three months ended June 30, 2014, we had operating expenses of $158,945 as compared to operating expenses of $350,107 for the three months ended June 30, 2013, a decrease of $191,162, or 54.60%. The $191,162 decrease is comprised of $176,007 decrease in selling, general and administrative expenses, and $15,155 decrease in research and development costs as compared to the same period in 2013. The decrease in selling, general and administrative costs of $176,007 is primarily attributable to decrease in Chief Executive Officer’s compensation of approximately $94,000 (non-cash), approximately $40,000 decrease in consulting and other professional fees (primarily non-cash), $7,500 decrease in Board of Director Fees (non-cash), approximately $10,000 decrease in bad debts, approximately $9,000 less in employee paid time off fringe benefit, and $16,000 net decrease of individually insignificant increases and decreases in other operating account balances during the three months ended June 30, 2014 as compared to the same period in 2013. In the fourth quarter of 2013, the Chief Executive Officer reduced his salary, and the non-employee Board of Director compensation agreement was cancelled resulting in the decrease from second quarter of 2014 compared to the same period in 2013. The primary reason for decline in consulting and other professional fees in the second quarter of 2014 is consultants who accepted equity based compensation arrangements during the three months ended June 30, 2013, had ceased providing services before the second quarter of 2014. The approximate $9,000 decrease in employee earned paid time off was due to more employees using their time off fringe benefits (a credit to the related expense account), and less accrual of paid time off during second quarter of 2014 as compared to same period in 2013 due to streamline/reduction in workforce. The $15,155 decrease in research and development resulted due to the reduction in Chief Executive Officers salary since a percentage of his salary is allocated to research and development.

Other (income) expense, net. For the three months ended June 30, 2014, we had other expense, net of $55,548, as compared to other income, net of $629,620 for the three months ended June 30, 2013, an increase of $685,168 other expense, net, or 108.82%. This account is comprised of other (income) expense, net; change in derivative liability and interest expense. Other (income) expense, net, increased by $159,744 expense, net for the period and is comprised of transactions that are generally of a non-recurring nature; change in derivative liability income decreased by $565,689; and interest expense decreased by $40,265 for the period. The $159,744 increase in other expense, net is primarily attributable to transactions which occurred in either the second quarter of 2014 or 2013, without comparable transactions in both periods. Primarily, the increase is comprised of second quarter 2013 income, net items not recurring in 2014, including approximately $50,000 sales commission income, $47,500 return and retirement of 2012 year bonuses granted to certain consultants, and approximately $22,000 royalty income on licensed patents, in addition to second quarter 2014 other expense, net items primarily including $24,486 loss on disposal of fixed assets and $14,850 loss on convertible debenture settlement; The $565,689 reduction in derivative liability income is the result of reversal of 100% of the liability in May 2013 as a result of the reverse stock split during that time period, which cured the shortfall of shares available for conversion that resulted in derivative liability. The $40,265 decrease in interest expense for the second quarter of 2014 as compared to the second quarter of 2013, is primarily due to approximately $55,000 less in convertible debenture interest due to fully accreted discounts by second quarter of 2014, as well as lower convertible debenture balance outstanding during the second quarter of 2014 as compared to the same period in 2013.

Provision for income tax expense. For the three months ended June 30, 2014, we had a provision for income tax expense of $0 as compared to a provision for income tax benefit of $456 for the three months ended June 30, 2013, a decrease of $456, or 100%.

Net income. For the three months ended June 30, 2014, we had net income of $85,748 as compared to net income of $425,783 for the three months ended June 30, 2013, a decrease of $340,035, or 79.86%. The $340,035 decrease in net income is primarily attributable to the decrease in other income, net of $685,168, decrease in income tax benefit of $456 and partially offset by increase in gross profit of $154,427 decrease in operating expenses of $191,162 and decrease in provision for income tax expense of $456 for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Results of Operations for the Six Months Ended June 30, 2014, as Compared to the Six Months Ended June 30, 2013

Net revenues. For the six months ended June 30, 2014, we had net revenues of $1,453,508 as compared to net revenues of $1,181,298 for the six months ended June 30, 2013, an increase of $272,210 or 23.04%. Sales of tankfill systems and related was up by approximately $149,000, hookah systems and related was up by approximately $140,000, public safety was up by approximately $3,000, and these increases were partially offset by approximately $20,000 decline in scuba for the six months ended June 30, 2014, as compared to same period in 2013. The Company attributes the overall increase in sales to increased overall consumer spending, and to an “early buy” program implemented by the Company in May/June by to preload dealers for the high season for boating and diving. The Company attributes the decline in Scuba sales to closing its dive store in 2013.

Cost of net revenues. For the six months ended June 30, 2014, we had cost of net revenues of $1,029,955 as compared with cost of net revenues of $919,360 for the six months ended June 30, 2013, an increase of $110,595, or 12.03%. The increase is primarily attributable to the increase in material costs due to increase in net revenues, decrease in payroll due to streamlining of workforce, and partially offset by 1% increase in material costs primarily due to sales mix.

Gross profit. For the six months ended June 30, 2014, we had a gross profit of $423,553 as compared to gross profit of $261,938 for the six months ended June 30, 2013, an increase of $161,615, or 61.70%. The increase in gross profit is primarily attributable to increase in net revenues for the six months ended June 30, 2014, as compared to same period in 2013.

Operating expenses. For the six months ended June 30, 2014, we had operating expenses of $339,291 as compared to operating expenses of $927,380 for the six months ended June 30, 2013, a decrease of $588,089, or 63.41%. The $588,089 decrease is comprised of $574,069 decrease in selling, general and administrative expenses, and $14,020 decrease in research and development costs as compared to the same period in 2013. The decrease in selling, general and administrative costs of $574,069 is primarily attributable to decrease in Chief Executive Officer’s compensation of approximately $314,000 (non-cash), approximately $50,000 decrease in legal expense, approximately $124,000 less consulting and other professional fees (primarily non-cash), $15,000 decrease in Board of Director Fees (non-cash),approximately $33,000 less trade show and advertising expenses, approximately $17,000 less bad debts, and approximately $15,000 less in health insurance costs during the six months ended June 30, 2014 as compared to the same period in 2013. In the fourth quarter of 2013, the Chief Executive Officer reduced his salary, and the non-employee Board of Director compensation agreement was cancelled resulting in the decrease for the six months ended June 30, 2014 compared to the same period in 2013. The primary reason for decline in consulting and other professional fees is consultants who accepted equity based compensation arrangements during the six months ended June 30, 2013, had ceased providing services before the six months ended June 30, 2014. The primary reason for decline in health insurance expense from six months ended June 30, 2014 compared to six months ended June 30, 2013 is result of a lower cost policy and less employees on in the plan during the current period. The decline in bad debts and advertising expenses is further streamlining of expenses and tighter monitoring of accounts receivable balances and collections. The $14,020 decrease in research and development resulted due to the reduction in Chief Executive Officers salary since a percentage of his salary is allocated to research and development.

Other (income) expense, net. For the six months ended June 30, 2014, we had other expense, net of $36,869, as compared to other expense, net of $97,354 for the six months ended June 30, 2013, a decrease of $60,485 other expense, net, or 62.13%. This account is comprised of other (income) expense, net, and interest expense. Other (income) expense, net, increased by $31,228 income, net for the period and is comprised of transactions that are generally of a non-recurring nature, and interest expense decreased by $91,713 for the period. The $31,228 increase in other expense, net is primarily attributable to $67,000 decrease in royalty income on licensed patents from first half of 2013 to first half of 2014; $47,500 return and retirement of year end 2012 stock bonuses granted to certain consultants during the first half of 2013 without comparable transaction in 2013, $24,486 loss on disposal of fixed assets during the first half of 2014, and offset almost in entirety by $31,463 write off during first half of 2014 of accrued legal expense from prior years resulting from resolution of overbilling as identified by Company, and approximately $79,000 decrease in loss on convertible debenture extinguishment/settlement from six months ended June 30, 2013 to 2014; The $91,713 decrease in interest expense for the second quarter of 2014 as compared to the second quarter of 2013, is primarily due to approximately $100.000 less in convertible debenture interest due to fully accreted discounts by second half of 2014, as well as lower convertible debenture balance outstanding during the first half of 2014 as compared to the same period in 2013; and is partially offset by approximate $8,000 increase in related party interest for loan provided by non-employee Board of Director in the fourth quarter of 2013.

Provision for income tax expense. For the six months ended June 30, 2014, we had a provision for income tax expense of $44 as compared to a provision for income tax expense of $3,327 for the six months ended June 30, 2013, a decrease of $3,283 or 96.68%.

Net income. For the six months ended June 30, 2014, we had net income of $47,349 as compared to net loss of $766,123 for the six months ended June 30, 2013, an increase in net income of $813,472, or 106.18%. The $813,472 increase in net income is primarily attributable to increase in gross profit of $161,615, decrease in operating expenses of $588,089 and decrease in other expense, net of $60,485, and decrease in provision for income tax expense of $3,283 for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2014, the Company had cash and current assets (primarily consisting of inventory) of $1,009,686 and current liabilities of $1,572,072, or a current ratio of .64 to 1. This represents a working capital deficit of $562,886. As of December 31, 2013, the Company had cash and current assets of $1,057,967 and current liabilities of $1,760,058, or a current ratio of .60 to 1.

The consolidated financial statements included herein have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. Although we had net income for the three and six months ended June 30, 2014, have incurred losses since 2009, and reasonably expect to have more losses through 2014. We have had a working capital deficit since 2009.

The Company is behind on payments due for payroll taxes and withholding, matured convertible debentures, related party notes payable, accrued liabilities and interest – related parties, and certain vendor payables. The Company is handling delinquencies on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue.

During the fourth quarter of 2011, the Company formed a joint venture with one dive entity, and in the first quarter of 2012, purchased the assets of another, with assumption of their retail location lease in Boca Raton, Florida. The Company accomplished both transactions predominantly through issuance of restricted common stock in BWMG. The Company believed these transactions would help generate sufficient future working capital. Neither endeavor did or has generated profit or positive cash-flow. Therefore, effective May 31, 2013, the Company closed and ceased operations at its retail facility. As a result, the Company does not expect that existing cash flow will be sufficient to fund presently anticipated operations beyond the third quarter of 2014. This raises substantial doubt about BWMG’s ability to continue as a going concern. The Company will need to raise additional funds and is currently exploring alternative sources of financing. We have issued a number of convertible debentures as an interim measure to finance our working capital needs. We have historically paid for many legal and consulting services with restricted stock to maximize working capital. We intend to continue this practice in the future when possible. We have implemented some cost saving measures and will continue to explore more to reduce operating expenses.

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

While we incurred net income of approximately $47,000 for the six months ended June 30, 2014, we incurred net losses of $788,286 and $2,013,349 for the years ended December 31, 2013 and 2012, respectively. We anticipate these losses will continue for the foreseeable future. Additionally, the Company has negative cash flows from operations, negative working capital, is behind on payments due for payroll taxes and withholding, matured convertible debentures, related party notes payable, accrued liabilities and interest –related parties, a note payable due an unrelated party, and certain vendor payables. The Company is working out all matters of delinquency on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue. This raises a substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon generating working capital and obtaining adequate new debt or equity financing. Because of our continuing losses, we may not have working capital to permit us to remain in business through the end of the year, without improvements in our cash flow from operations or new financing. Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses.

The optional conversion features of a series of convertible debentures issued by the Company could require the Company to issue a substantial number of shares of common stock, which will cause dilution to the Company’s stockholders and a potentially negative effect on our stock price.

Since October 4, 2010 the Company has issued convertible debentures to several lenders and other third parties. At June 30, 2014 the outstanding principal balance of these debentures was $475,336. The debentures convert under various conversion formulas, all of which are at a significant discount to market price of our common stock. The conversion of any of the debentures will result in the issuance of a significant number of shares of our common stock which will cause dilution to our existing shareholders. Furthermore, the conversion at a significant discount to the market price of our common stock may have a negative effect on our stock price.

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

Our company is a voluntary filer with the Securities and Exchange Commission and in the event that we cease reporting under the Exchange Act, investors would have limited information available to them about the company.

While we are subject to Section 15(d) of the Exchange Act, we do not have a class of securities registered under Section 12(g) of the Exchange Act. To the extent that our duty to file Exchange Act reports has automatically suspended under Section 15(d) of the Exchange Act, as a voluntary filer, we may elect to cease reporting under the Exchange Act at such time which would limit the information available to investors and shareholders about the company.

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

Based on this evaluation, our Chief Executive Officer and principal financial and accounting officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective such that the information relating to our company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management to allow timely decisions regarding required disclosures. Our management concluded that our disclosure controls and procedures were not effective as described in more detail below. Our management concluded that a significant deficiency exists regarding timely disclosure controls and procedures as described in more detail below. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

The specific weakness identified by our management was a lack of personnel with an appropriate level of SEC reporting and accounting experience and training in the application of U.S. Generally Accepted Accounting Principles (“GAAP”) commensurate with our financial reporting requirements and business environment. The weakness is principally due to lack of working capital to retain qualified employees, which are integral to the Company’s process for timely disclosure and financial reporting. Furthermore, our chief executive officer and chief financial officer, Mr. Robert Carmichael, lacks experience in U.S. GAAP and financial accounting. We rely extensively on outside service providers to comply with our financial reporting requirements. Since our inception we have relied on an outside consultant with experience in this area to assist us prepare our financial statements and disclosures in accordance with U.S. GAAP. Until such time as we have a chief executive officer and/or chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the significant deficiency in our internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements. This deficiency resulted in the failure of the Company to timely file Form 8-K current reports relating to significant debenture conversions during the period, and conversion of related party employee compensation payable to restricted stock during the period covered by this report. These transactions are disclosed in the notes to the Company’s Financial Statements for the period covered by this report included herein.

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

                 During the three months ended June 30, 2014, two lenders converted $41,464 of their convertible debentures to 12,458,626 shares of stock. The stock was issued without restrictive legend because the Rule 144 holding period had been met at time of issuance. Terms of conversion as per the debenture were 61% of weighted average stock price five trading days prior to conversion notice per share consistent with terms of the debenture.

During the three months ended June 30, 2014, $13,500 related party employee compensation payable was converted to 1,696,872 shares of restricted stock.

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

* Attached as Exhibit 101 to this report are the following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Deficit (iv) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text. The XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed "filed" or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 18, 2014	Brownie’s Marine Group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer

