Form 10-Q
period 2014-09-30
Brownie's Marine Group, Inc
filed 2014-11-14
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☑         Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

☐         Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.

Commission File No. 333-99393

Brownie’s Marine Group, Inc.

(Name of Small Business Issuer in Its Charter)

Nevada	90-0226181
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3001 NW 25thAvenue, Suite 1, Pompano Beach, Florida	33069
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☐ No ☒

There were 57,233,978 shares of common stock outstanding as of November 9, 2014.

PART I

Item 1.   Financial Statements

Financial Information

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Septemeber 30,	December 31,
	2014	2013
ASSETS

Current assets
Cash	$136,508	$70,084
Accounts receivable, net of $48,000 and $39,000 allowance for doubtful accounts, respectively	56,864	30,298
Accounts receivable - related parties	62,239	105,942
Inventory	734,101	735,926
Prepaid expenses and other current assets	50,009	109,523
Other current assets - related parties	5,350	5,917
Deferred tax asset, net - current	233	277
Total current assets	1,045,304	1,057,967

Property and equipment, net	83,344	76,265

Deferred tax asset, net - non-current	2,330	2,330
Other assets	33,656	27,635

Total assets	$1,164,634	$1,164,197

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$481,307	$517,058
Customer deposits and unearned revenue	68,291	99,610
Royalties payable - related parties	126,290	137,129
Other liabilities	249,980	252,009
Other liabilities and accrued interest - related parties	95,023	90,517
Convertible debentures, net	386,815	523,576
Notes payable - current portion	6,209	12,540
Notes payable - related parties - current portion	35,417	127,619
Total current liabilities	1,449,332	1,760,058

Long-term liabilities
Notes payable - long-term portion	—	2,765

Total liabilities	1,449,332	1,762,823

Commitments and contingencies

Stockholders' deficit
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding	425	425
Common stock; $0.0001 par value; 5,000,000,000 shares authorized; 78,757,651 and 10,049,140 shares issued, respectively; 48,674,473 and 5,672,051 shares outstanding, respectively	4,867	567
Common stock payable; $0.0001 par value; 195,610 and 200,795 shares, respectively	20	20
Additional paid-in capital	8,609,006	8,478,092
Accumulated deficit	(8,899,016)	(9,077,730)
Total stockholders' deficit	(284,698)	(598,626)

Total liabilities and stockholders' deficit	$1,164,634	$1,164,197

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net revenues
Net revenues	$584,141	$662,680	$1,365,514	$1,423,307
Net revenues - related parties	221,331	228,692	893,466	649,363
Total net revenues	805,472	891,372	2,258,980	2,072,670

Cost of net revenues
Cost of net revenues	530,014	562,423	1,515,716	1,467,500
Royalties expense - related parties	9,652	22,385	53,905	36,668
Total cost of net revenues	539,666	584,808	1,569,621	1,504,168

Gross profit	265,806	306,564	689,359	568,502

Operating expenses
Selling, general and administrative	145,846	416,113	483,558	1,327,894
Research and development costs	—	12,849	1,579	28,448
Total operating expenses	145,846	428,962	485,137	1,356,342

Income (loss) from operations	119,960	(122,398)	204,222	(787,840)

Other (income) expense, net
Other (income) expense, net	(26,223)	(68,110)	(23,619)	(96,734)
Interest expense	10,312	55,532	35,564	180,582
Interest expense - related parties	4,506	3	13,519	931
Total other (income) expense, net	(11,405)	(12,575)	25,464	84,779

Net income (loss) before provision for income taxes	131,365	(109,823)	178,758	(872,619)

Provision for income tax expense	—	963	44	4,290

Net income (loss)	$131,365	$(110,786)	$178,714	$(876,909)

Basic income (loss) per common share	$0.00	$(0.04)	$0.01	$(0.42)
Diluted income (loss) per common share	$0.00	$(0.04)	$0.00	$(0.42)

Basic weighted average common shares outstanding	33,527,392	3,117,377	18,370,110	2,091,619
Diluted weighted average common shares outstanding	195,462,329	3,117,377	180,305,048	2,091,619

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

							Additional		Total
	Common stock		Preferred stock		Common stock payable		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	deficit

Balance, December 31, 2013	5,672,051	$567	425,000	$425	195,610	$20	$8,478,092	$(9,077,730)	$(598,626)

Conversion of related party employee compensation payable to stock	1,223,977	122	—	—	—	—	13,378	—	13,500

Conversion of accrued interest on convertible debentures to stock	307,224	31	—	—	—	—	1,669	—	1,700

Conversion of convertible debentures to stock	2,239,007	224	—	—	—	—	9,886	—	10,110

Retirement of shares returned by non-employee Board of Director	(14,406)	(1)	—	—	—	—	(1,382)	—	(1,383)

Net loss	—	—	—	—	—	—	—	(38,399)	(38,399)

Balance, March 31, 2014 (Unaudited)	9,427,853	$943	425,000	$425	195,610	$20	$8,501,643	$(9,116,129)	$(613,098)

Conversion of related party employee compensation payable to stock	1,696,872	169	—	—	—	—	13,331	—	13,500

Conversion of convertible debentures to stock	12,458,626	1,246	—	—	—	—	40,218	—	41,464

Net income	—	—	—	—	—	—	—	85,748	85,748

Balance, June 30, 2014 (Unaudited)	23,583,351	$2,358	425,000	$425	195,610	$20	$8,555,192	$(9,030,381)	$(472,386)

Conversion of related party employee compensation payable to stock	2,903,695	290	—	—	—	—	13,210	—	13,500

Conversion of convertible debentures to stock	20,949,873	2,095	—	—	—	—	38,426	—	40,521

Conversion of accrued interest on convertible debentures to stock	1,237,554	124	—	—	—	—	2,178	—	2,302

Net income	—	—	—	—	—	—	—	131,365	131,365

Balance, September 30, 2014 (Unaudited)	48,674,473	$4,867	425,000	$425	195,610	$20	$8,609,006	$(8,899,016)	$(284,698)

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013

Cash flows provided by (used in) operating activities:
Net income (loss)	$178,714	$(876,909)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	14,537	13,329
Amortization of leasehold improvements	453	771
Amortization of security purchase commitment fees	—	125,000
Change in deferred tax asset, net	44	4,290
Equity based compensation for consulting and legal services	—	51,800
Equity based compensation for product exclusivity	—	6,667
Equity based employee and consultant bonuses	—	20,100
Equity based non-employee Board of Director' fees	—	22,500
Accretion of convertible debenture discounts	3,334	130,461
Equity based Chief Executive Officer compensation and bonuses	—	243,787
Amortization of prepaid equity based compensation to Chief Executive Officer	—	137,494
Stock issued for supplies and other expensed items	—	—
Loss on disposal of fixed assets	27,846	—
Loss on extinguishment of convertible debentures	—	93,825
Retirement of certain 2012 year end consultant bonuses	—	(47,500)
Changes in operating assets and liabilities:
Change in accounts receivable, net	(26,566)	(9,081)
Change in accounts receivable - related parties	43,703	(51,128)
Change in inventory	1,825	(78,291)
Change in prepaid expenses and other current assets	(13,869)	10,201
Change in other current assets - related parties	567	—
Change in other assets	(6,021)	4,000
Change in accounts payable and accrued liabilities	(25,237)	20,479
Change in customer deposits and unearned revenue	(31,319)	148,362
Change in other liabilities	(2,029)	(15,592)
Change in other liabilities and accrued interest - related parties	62,506	—
Change in royalties payable - related parties	(10,839)	2,149
Net cash provided by (used in) operating activities	217,649	(43,286)

Cash flows from investing activities:
Purchase of fixed assets	(49,915)	(5,500)
Net cash used in investing activities	(49,915)	(5,500)

Cash flows from financing activities:
Proceeds from borrowing on convertible debentures	—	176,750
Proceeds from short-term loans payable	—	203,000
Principal payment on convertible debentures	—	(229,696)
Principal payments on note payable	(9,108)	(9,132)
Principal payments on note payable - related parties	(92,202)	(51,876)
Net cash (used in) provided by financing activities	(101,310)	89,046

Net change in cash	66,424	40,260

Cash, beginning of period	70,084	69,292

Cash, end of period	$136,508	$109,552

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,875	$14,322

Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash investing activities and future operating activities:
Discounts on convertible debentures	$—	$72,053

Conversion of convertible debentures to stock	$92,095	$156,679

Conversion of accrued payroll to stock - related party	$40,500	$40,500

Conversion of accrued interest and fees on convertible debentures to stock	$4,002	$7,398

Conversion of accrued Non-employee Board of Directors fees to stock	$—	$15,000

Retirement of shares returned by non-employee Board of Director	$1,383	$—

Security purchase commitment fees payable in stock	$—	$125,000

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of business and summary of significant accounting policies

Description of business –Brownie’s Marine Group, Inc., (hereinafter referred to as the “Company” or “BWMG”) designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and nitrox generation systems, and scuba and water safety products through its wholly owned subsidiary Trebor Industries, Inc. The Company sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility in Pompano Beach, Florida. The Company does business as (dba) Brownie’s Third Lung, the dba name of Trebor Industries, Inc. The Company’s common stock is quoted on the OTCBB under the symbol “BWMG”.

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

Going Concern –The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. Although profitable for the nine months ended September 30, 2014 we have incurred losses since 2009, and potentially expect a loss in the fourth quarter of 2014. We have had a working capital deficit since 2009.

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

Going Concern (continued) – During the fourth quarter of 2011, the Company formed a joint venture with one dive entity, and in the first quarter of 2012, purchased the assets of another, with assumption of their retail location lease. The Company accomplished both transactions predominantly through issuance of restricted common stock in BWMG. The Company believed these transactions would help generate sufficient future working capital. Neither endeavor did or has generated profit or positive cash-flow. Therefore, effective May 31, 2013, the Company closed and ceased operations at its retail facility. The Company is still involved in the joint venture. See Note 17. JOINT VENTURE EQUITY EXCHANGE AGREEMENT and Note 8. ASSET PURCHASE for further discussion of these transactions. As a result, the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations beyond the fourth quarter of 2014. This raises substantial doubt about BWMG’s ability to continue as a going concern. The Company will need to raise additional funds and is currently exploring alternative sources of financing. BWMG has issued a number of convertible debentures as an interim measure to finance working capital needs as discussed in Note 12. CONVERTIBLE DEBENTURES and may continue to raise additional capital through sale of restricted common stock or other securities, and obtaining some short term loans. The Company has paid for legal and consulting services with restricted stock to maximize working capital, and intends to continue this practice when possible. In addition, the Company implemented some cost saving measures and will continue to explore more to reduce operating expenses.

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

Furniture, Fixtures, Equipment and Leasehold Improvements– Furniture, Fixtures, Equipment and Leasehold Improvement is stated at cost less accumulated depreciation or amortization. Depreciation and amortization is provided principally on the straight-line method over the estimated useful lives of the assets, which are primarily 3 to 5 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

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

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which occur. Advertising and trade show (credit) expense incurred for the three months ended September 30, 2014 and 2013, was $824 and $4,039, respectively. Advertising and trade show expense incurred for the nine months ended September 30, 2014, and 2013, was $1,444 and $37,198, respectively.

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

Stock-based compensation (continued) – For the three and nine months ended September 30, 2014 and 2013, the Company compensated and/or converted all accrued payroll to stock for one related party employee. In addition, for the three and nine months ended September 30, 2014 and 2013, the Company transacted stock-based compensation transactions as follows: amortized prepaid equity based compensation for personal guarantees of Chief Executive Officer on Company’s bank debt; additional compensation expense to the Chief Executive Officer; Board of Directors’ fees and bonuses; certain consulting, legal, and other professional fees; equity based incentive and/or retention bonuses for some employees, and consultants; and operating expense for exclusivity pursuant to strategic alliance agreement payable. These transactions, as applicable, are also further discussed in Note 7. RELATED PARTIES TRANSACTIONS, Note 13. EQUITY BASED COMPENSATION FOR CONSULTING, LEGAL, AND OTHER PROFESSIONAL SERVICES, Note 20. EQUITY BASED INCENTIVE/RETENTION BONUSES, and Note 12. STRATEGIC ALLIANCE AGREEMENT.

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

Fair value of financial instruments (continued) – At September 30, 2014, and December 31, 2013, the carrying amount of cash, accounts receivable, accounts receivable – related parties, customer deposits and unearned revenue, royalties payable – related parties, other liabilities, other liabilities and accrued interest – related parties, notes payable, notes payable – related parties, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The fair value of the Company’s convertible debentures was the principal balance due at September 30, 2014, and December 31, 2013, or $386,815, and $523,576, respectively, as presented in Note 12. CONVERTIBLE DEBENTURES. The principal balance due approximates fair value because of the short maturity of these instruments. On the face of the balance sheet the convertible debentures are presented net of discount, which is less than fair market value at period end dates when discount is not fully accreted.

Earnings per common share – Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. All common stock equivalent shares were included in the computation dilutive earnings per share for the three and nine months ended September 30, 2014, since their effect was dilutive. All common stock equivalent shares were excluded in the computation dilutive earnings per share for the three and nine months ended September 30, 2013, since their effect was antidilutive.

New accounting pronouncements – The Company believes there was no new accounting guidance adopted but not yet effective that either has not already been disclosed in prior reporting periods or is relevant to the readers of BWMG’s financial statements.

2.	INVENTORY

Inventory consists of the following as of:

	September 30, 2014	December 31, 2013

Raw materials	$309,892	$317,187
Work in process	—	—
Finished goods	424,209	418,739
	$734,101	$735,926

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets totaling $50,009 at September 30, 2014, consists of $18,526 prepaid inventory, $13,200 prepaid insurance, $12,343 prepaid subcontract labor, $5,367 prepaid rent, and $573 other current assets and prepaid expenses.

Prepaid expenses and other current assets totaling $109,523 at December 31, 2013, consists of $94,990 prepaid inventory, $14,141 prepaid insurance, and $392 other current assets.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following as of:

	September 30, 2014	December 31, 2013

Factory and office equipment	$64,287	$89,357
Tooling	52,344	51,144
Computer equipment and software	19.882	10,308
Vehicle	25,945	25,945
Leasehold improvements	26,453	5,242
Furniture and fixtures	—	22,900
	188,911	204,896
Less: accumulated depreciation and amortization	(105,567)	(128,631)
	$83,344	$76,265

5.	OTHER ASSETS

Other assets of $33,656 at September 30, 2014, consists of $24,740 investment in joint venture, and $8,916 refundable deposits. Other assets of $27,635 at December 31, 2013 consists of $24,740 investment in joint venture, and $2,895 refundable deposits. See Note 17. JOINT VENTURE EQUITY EXCHANGE AGREEMENT for further information on investment in joint venture.

6.	CUSTOMER CREDIT CONCENTRATIONS

The Company sells to three entities owned by the brother of Robert Carmichael, the Company’s Chief Executive officer, and two Company’s owned by the Chief Executive Officer as further discussed in Note 7. RELATED PARTIES TRANSACTIONS. Combined sales to these five entities for three months ended September 30, 2014 and 2013, represented 27.48% and 23.40%, respectively, of total net revenues. Combined sales to these five entities for nine months ended September 30, 2014 and 2013, represented 39.55% and 30.06%, respectively, of total net revenues. Sales to one non-related customer for the three months ended September 30, 2014, represented 19.86%. Sales to no other customers for the three and nine months ended September 30, 2014, or 2013 represented greater than 10% of net revenues for the respective periods.

7.	RELATED PARTIES TRANSACTIONS

Notes payable – related parties

Notes payable – related parties consists of the following at September 30, 2014:

Promissory note payable to the non-employee Board of Director, secured by up to $200,000 in and to all of the Company’s right, title and interest in its fixed assets, inventory, receivables, and all documents including its books, records, and files; bearing interest at 21.21% per annum, due in monthly principal and interest payments of $8,585, maturing on November 1, 2014	$35,417

Less amounts due within one year	35,417

Long-term portion of notes payable	$—

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	RELATED PARTIES TRANSACTIONS (continued)

As of September 30, 2014, principal payments on the notes payable – related parties are as follows:

2014	$35,417
2015	—
2016	—
2017	—
2018	—
Thereafter	—

$35,417

During the three months ended March 31, 2014, the Company fully satisfied the note payable due the Chief Executive Officer for $49,702, which had matured in September 2013.

As of September 30, 2014, the Company was three months in arrears on payments due under the Note payable to the non-employee Board of Director. No notice of default has been received and the Company plans to make payments as able.

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

Net revenues and accounts receivable – related parties – The Company sells products to Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers. Combined net revenues from these entities for three months ended September 30, 2014 and 2013, was $218,874 and $208,543, respectively. Combined net revenues from these entities for nine months ended September 30, 2014 and 2013, was $706,105 and $623,015, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at September 30, 2014, was $17,095, $26,034, and $13,361, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2013, was $11,926, $6,116, and $3,047, respectively.

The Company sells products to Brownie’s Global Logistics, LLC. (“BGL”) and 940 Associates, Inc. (“940A”), entities owned by the Company’s Chief Executive Officer. Terms of sale are more favorable than those extended to BWMG’s regular customers, but no more favorable than those extended to Brownie’s strategic partners. Terms of sale to BGL approximate cost or include a nominal margin. These terms are consistent with those extended to Brownie’s strategic partners. Strategic partner terms include promotion of BWMG’s technologies and “Brownie’s” brand, offered only on product or services not offered for resale, and must provide for reciprocal terms or arrangements to BWMG on strategic partners’ product or services. BGL is fulfilling the strategic partner terms by providing exposure for BWMG’s technologies and “Brownie’s” brand in the yachting and exploration community word-wide through its operations. Combined net revenues from BGL and 940 Associates, Inc. for three months ended September 30, 2014 and 2013, was $676 and $3,026, respectively. Combined net revenues from these entities for nine months ended September 30, 2014, and 2013, was $179,367 and $3,026, respectively. Accounts receivable from BGL at September 30, 2014, and December 30, 2013 was $607 and $70,823, respectively. Terms of sale to BGL approximate cost or include a nominal margin. These terms are consistent with those extended to Brownie’s strategic partners. Strategic partner terms include promotion of BWMG’s technologies and “Brownie’s” brand, only on product or services not offered for resale, and reciprocal terms or arrangements to BWMG on strategic partners’ product or services. BGL is fulfilling the strategic partner terms by providing exposure for BWMG’s technologies and “Brownie’s” brand in the yachting and exploration community word-wide through its operations.

Sales to Pompano Dive Center for the three months ended September 30, 2014, and 2013, was $1,781 and $17,124, respectively. Sales to Pompano Dive Center for the nine months ended September 30, 2014, and 2013, was $7,994 and $23,322, respectively. Terms of sale are no more favorable than those extended to any of the Company’s other customers. Accounts receivable from Pompano Dive Center at September 30, 2014 and December 31, 2013, was $13,361, and $14,029, respectively. See Note 17. JOINT VENTURE EQUITY EXCHANGE AGREEMENT for further discussion regarding Pompano Dive Center. .

Royalties expense – related parties – The Company has Non-Exclusive License Agreements with 940A, an entity owned by the Company’s Chief Executive Officer, to license product patents it owns. Under the terms of the license agreements effective January 1, 2005, the Company pays 940A $2.00 per licensed product sold, rates increasing 5% annually. Also with 940A, the Company has an Exclusive License Agreement to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. Based on this license agreement, the Company pays 940A 2.5% of gross revenues per quarter. Total royalty expense for the above agreements for the three and nine months ended September 30, 2014 and 2013, is disclosed on the face of the Company’s Consolidated Statements of Operations. As of September 30, 2014, and December 31, 2013, the Company was approximately twenty-four and twenty-nine months in arrears, respectively, on royalty payments due. No default notice has been received and the Company plans to make payments as able.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	RELATED PARTIES TRANSACTIONS (continued)

Equity based compensation for Chief Executive Officer – On November 2, 2012, the Board of Directors (BODs) approved a stock incentive bonus to certain key employees and consultants to vest and pay out on May 2, 2013, contingent upon continued employment or services. The stock bonus price per share was calculated based on last closing price per the OTCBB on the effective date of the transaction. Of the total stock incentive bonuses declared for the key employees and consultants of $75,150 or 61,852 shares of common stock, the Chief Executive was awarded $45,000 or 37,037 shares. The Company recorded compensation expense ratably over the vesting period, and for the three and nine months ended September 30, 2013, compensation expense to the Chief Executive Officer related to this transaction was $0 and $30,000, respectively. See Note 20. EQUITY BASED INCENTIVE/RETENTION BONUSES for further discussion. In addition, on February 23, 2013, the Company declared a bonus payable for the years ended 2012 for certain employees, service providers, and consultants. As part of this bonus, the Chief Executive Officer was awarded $67,000 to be paid out in cash or stock based on later determination by the BODs. This amount is included in operating expense for the year ended December 31, 2012. See table below for inclusion in other liabilities and accrued interest – related parties. Further, pursuant to a Written Consent of the BODs of the Company on June 11, 2012, clarifying a meeting held on May 31, 2012, the BOD declared an $83,333 bonus due the Chief Executive Officer payable in shares of restricted stock. The shares vested as of January 2, 2013. The grant price per share was based on the closing price of the stock on May 31, 2012. For accounting purposes, the Company recognized $83,333 operating expense ratably over the seven months the shares vested. These shares are included in shares payable on the statement of stockholders’ deficit. Lastly, the Chief Executive Officer’s monthly salary was increased by $16,667 per month beginning in June 2012, payable in restricted stock calculated based on a monthly weighted average share factor of .70, or a 30% discount (“incremental salary”). The shares were to vest nine months after the last day of each month, continued employment was requirement for vesting, and shares would not be issuable until vested. The Company recorded $23,801 operating expense each month related to the incremental salary, which was $16,667 plus $7,144 discount added back to record at full monthly weighted average price per market. On December 23, 2013, the Chief Executive Officer forgave all incremental salary shares payable to him by the Company from 2012 and through November 2013. As a result, the Company recorded $428,578 contribution to Additional Paid in Capital for the year ended December 31, 2013, for the cancellation of the $261,904, and $166,667 stock payable from 2013 and 2012, respectively.

Non-employee Board of Director fees and bonus – Effective December 23, 2013, the Board of Directors cancelled the $2,500 per month non-employee Board of Director fee agreement under which Mikkel. Pitzner was being compensated. In addition, Mr. Pitzner forgave the $27,500 BOD fees due in shares payable and/or paid him monthly through November 2013. Related to the forgiveness of the BOD fees for 2013, the Company cancelled related stock payable to him, recorded $5,917 receivable for the stock due back from him, and recorded the $27,500 as contribution to Additional Paid in Capital. During the three months ended September 30, 2014, Mr. Pitzner returned 14,406 shares, or $1,383 of $5,917.

On February 23, 2013, the Company declared a bonus payable for the years ended 2012 for certain employees, service providers, and consultants. As part of this bonus, Mr. Pitzner was awarded restricted shares of common stock with $73,000 fair market value. The shares were issued to Mr. Pitzner during the three months ended September 30, 2013.

Equity based compensation to employee – During November 2013, Alexander F. Purdon, an employee of the Company, exceeded 10% ownership whereby he was reclassified to related party. The Company pays Mr. Purdon’s employment compensation in restricted shares of stock in lieu of cash. The number of shares paid is based on the weighted average price per share during the months the services were rendered. For the three months ended September 30, 2014 and 2013, stock based compensation to Mr. Purdon was $13,500 and $13,500, respectively. For the nine months ended September 30, 2014 and 2013, stock based compensation to Mr. Purdon was $40,500 and $40,500, respectively. In addition, of the $129,500 employee bonuses declared payable for 2012 year end, which is payable in stock or cash to be determined by the Board of Directors, Mr. Purdon is due $17,500. Lastly, of 61,852 total shares of common stock attributable to incentive retention bonuses declared by the Board of Directors in 2012, which vested as of May 2013, Mr. Purdon is payable 1,852 shares of stock, which were valued at $2,250. These shares are included in shares payable on the statement of stockholders’ deficit.

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

Other liabilities and accrued interest– related parties

Other liabilities and accrued interest– related parties consists of the following at:

	September 30, 2014	December 31, 2013

Year-end 2012 bonus payable to Chief Executive Officer	$67,000	$67,000
Year-end 2012 bonus payable to employee	17,500	17,500
Accrued interest on note payable non-employee Board of Director	4,506	—
Due to Principals of Carleigh Rae Corp., net	6,017	6,017
	$95,023	$90,517

Restricted common stock issued for personal guarantee – On April 21, 2011, the Company granted Robert Carmichael, the Chief Executive Officer, 14,815 shares of restricted common stock in consideration of personal guarantees he provided to secure restatement and consolidation of the first and second mortgages of the Company. The restrictions on the common stock expired 50% on April 20, 2012, and 50% on April 20, 2013, since Mr. Carmichael continued his full time employment with the Company. The company valued the stock at determined fair market value per share on the date of the transaction and has recorded $1,000,000 of compensation expense to Mr. Carmichael ratably over the two-year term in which the restrictions expired. The unearned balance of the compensation was recorded as prepaid compensation as a component of shareholders’ deficit. For the nine months ended September 30, 2013, the Company recognized $137,494, as amortization of prepaid compensation under this agreement. Prepaid compensation remaining under this agreement as of December 31, 2013, was $0.

Stock options outstanding from patent purchase

Effective March 3, 2009, the Company entered into a Patent Purchase Agreement with Robert M. Carmichael, the Chief Executive Officer of the Company. The Company purchased several patents it had previously been paying royalties on and several related unissued patents. In exchange for the Intellectual Property (“IP), the Company issued Mr. Carmichael options to purchase 234 shares of common stock at a $1,350 exercise price with expiration ten years from the effective date of grant, or March 2, 2019. None of the options have been exercised to-date.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	ASSET PURCHASE

On February 3, 2012, the Company entered into an asset purchase agreement with Florida Dive Industries, Inc. (“Seller”). On March 5, 2012, the same parties executed an amendment (“Amendment”) to the agreement (collectively, the “Agreement”). Under the terms of the Agreement, the Company acquired certain diving and related inventory, and Seller provided a three year non-compete agreement within a 10-mile wide radius. In addition, the Company assumed a commercial lease obligation for a retail dive store in Boca Raton, Florida beginning in April 1, 2012. The lease was automatically renewable on an annual basis through May 31, 2014, with 90 days written notice assuming the Lessee was in compliance with all terms of the lease. On May 31, 2013, the Company closed the dive store and vacated the premises. The $3,200 lease deposit was returned during the year ended December 31, 2013. As of September 30, 2014, the Company had paid Seller $9,643 toward the $22,500 cash purchase price leaving a balance of $12,857 included in other liabilities.

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $481,307 at September 30, 2014, consists of $201,759 accounts payable trade, $41,935 accrued payroll and fringe benefits, $45,000 accrued year-end bonuses, $40,556 accrued payroll taxes and withholding, and $152,057 accrued interest. Accrued payroll taxes and withholding were approximately nine months in arrears at September 30, 2014. Balances due certain vendors are also due in arrears to varying degrees. The Company is handling all delinquent accounts on a case by case basis.

Accounts payable and accrued liabilities of $517,058 at December 31, 2013, consists of $245,672 accounts payable trade, $50,910 accrued payroll and fringe benefits, $45,000 accrued year-end bonuses, $40,556 accrued payroll taxes and withholding, and $152,057 accrued interest. Accrued payroll taxes and withholding were approximately nine months in arrears at December 31, 2013. Balances due certain vendors are also due in arrears to varying degrees.

10.	OTHER LIABILITIES

Other liabilities of $249,980 at September 30, 2014, consists of $235,000 short-term loans, $12,857 payable for assets purchased pursuant to Asset Purchase Agreement (Note 8. ASSET PURCHASE), and $2,123 on-line training liability. Other liabilities of $252,009 at December 31, 2013, consists of $235,000 short-term loans, $12,857 payable for assets purchased pursuant to Asset Purchase Agreement, $3,169 on-line training liability, and $983 other liabilities. The $235,000 short-term loans is comprised of three loans due on demand from unrelated parties. The loans have no other stated terms except one for $200,000 indicated it was for settlement of debenture debt. Therefore, the Company used the proceeds from that loan toward settlement of convertible debentures referenced in (13) of Note 12. CONVERTIBLE DEBENTURES.

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

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	NOTES PAYABLE

Notes payable consists of the following as of September 30, 2014:

Promissory note payable, unsecured, bearing interest at 5% simple interest per annum, due in weekly principal and interest payments of $250, maturing on March 10, 2015.	$6,209

Less amounts due within one year	6,209

Long-term portion of notes payable	$—

As of September 30, 2014, principal payments on the notes payable are as follows:

2014	$3,444
2015	2,765
2016	—
2017	—
2018	—
Thereafter	—

$6,209

The unsecured note payable in the table above and as reflected table below in the December 31, 2013, note payable balance resulted from conversion of a vendor payable dating back to February 2011. The note payable was restructured once in June 2012 to reduce the monthly payments and to extend the maturity.

Notes payable consists of the following as of December 31, 2013:

Promissory note payable, unsecured, bearing interest at 5% simple interest per annum, due in weekly principal and interest payments of $250, maturing on March 10, 2015.	$15,305

Less amounts due within one year	12,540

Long-term portion of notes payable	$2,765

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	CONVERTIBLE DEBENTURES

Convertible debentures consist of the following at September 30, 2014:

Maturity Date	Interest Rate	Origination Principal Balance	Origination Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Ref.
5/27/2011	10%	125,000	(53,571)	$58,750	-	$58,750	$27,359	(2)
11/11/2011	5%	76,000	(32,571)	48,000	-	-	-	(3)
5/2/2013	8%	42,500	(27,172)	-	-	-	-	(4)
8/2/2013	8%	78,500	(50,189)	47,860	-	14,850	11,350	(4)
5/5/2012	5%	300,000	(206,832)	300,000	-	300,000	102,500	(6)
8/31/2013	5%	10,000	(4,286)	10,000	-	10,000	1,553	(7)
	10%	See ref (9) for Discussion			-	-	379	(9)
2/10/2014	10%	5,500	-	472	-	472	155	(10)
2/10/2014	10%	39,724	-	2,743	-	2,743	3,434	(11)
4/14/2013	9.90%	20,000	(13,333)	7,511	-	-	-	(14)

				$475,336		$386,815	$146,730

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

On February 10, 2012, the holder of this debenture entered into an agreement with a third party to sell/assign the $125,000 principal balance, plus accrued interest. The purchase was to be in installments with transfer/assignment of the debenture upon payment, referred to as “Closings”. The first Closing was on or about February 15, 2012 for $7,500, with that amount assigned/transferred. The second Closing, occurred 90 days after the first closing for $11,750 paid/assigned. All subsequent Closings were to be for $11,750 and occur in 30 day increments after the second Closing. This was to continue until the full principal balance of $125,000, plus accrued interest is purchased/assigned. See Ref. (9) for discussion of new terms on the assigned portions of the debenture.

(3)	The Company ratified a technology and license agreement with commitment for purchase of inventory related to an agreement signed in 2010, which set pricing for products if minimum quantity purchases were met. Since the Company did not purchase the minimum quantities, but desired to maintain the technology and licensing rights along with the pricing, it agreed to purchase the 2010 balance shortage in 2011, as well as the 2011 minimum quantities. The agreement required the Company issue a convertible debenture for $76,000, and 38,000 shares of restricted common stock. The lender at their option could convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4) highest closing bid prices over the preceding five (5) trading days. The Company valued the BCF of the convertible debenture at $32,571. The Company accreted the discount to the convertible debenture and will recognize interest expense through paid in full or converted. The Company repaid $28,000 of this debenture in 2011. See Note 16. COMMITMENTS AND CONTINGENCIES for discussion of litigation involving the technology and license agreement that was settled in the third quarter of 2014. On July 1, 2014, the court granted dismissal of the final remaining complaint asserted by UBS as referenced in Note 16. COMMITMENTS AND CONTINGENCIES. Associated with the dismissal, the Company reversed in the third quarter of 2014, related prepaid inventory and convertible debenture resulting in a loss on settlement of $14,850, which was accrued as of June 30, 2014.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	CONVERTIBLE DEBENTURES (continued)

(4)	In 2011, the Company borrowed $42,500, $37,500, and $37,500, respectively, in exchange for three convertible debentures from a lender. The Company valued the related beneficial conversion features (BCF) at $42,500, 37,500 and 37,500, respectively. On February 7, 2012, the lender sold/assigned all rights and interest on the first debenture having net book value of $11,000 plus accrued interest of $3,328. On March 9, 2012, the lender sold/assigned all rights and interest in the second debenture having a net book value of $24,500, plus $1,448 of accrued interest. See reference (11) which discusses the terms and conditions surrounding the new debentures issued upon extinguishment of the two originals as well as accounting treatment of the transactions. During the third quarter of 2012, the lender converted to stock the third convertible debenture with $37,500 principal and $1,500 accrued interest outstanding in full satisfaction of the convertible debenture. The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

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

On October 31, 2012, the Company borrowed $78,500 from this same lender in exchange for a convertible debenture maturing on August 2, 2013. Beginning 180 days after the date of the debenture, lender could have converted the note to common shares at a 39% discount pursuant to the same terms and conditions discussed in two paragraphs preceding this one. The Company valued the BCF of the convertible debenture at $50,189. Accordingly, the $78,500 debenture was discounted by the amount of the BCF. The Company is accreting the discount to the convertible debenture through its maturity and will recognize interest expense until paid in full or converted. During the three and nine months ended September 30, 2014, the lender converted $33,010 and $72,095, respectively, of the convertible debenture to shares of common stock. In addition, the lender converted $1,700 of accrued interest to common stock in full satisfaction of one of debentures leaving only one debenture remaining outstanding with this lender. The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

(5)	On March 9, 2011, the Company borrowed $50,000 in exchange for a convertible debenture. The lender could at any time convert any portion of the debenture to common shares at a 30% discount of the “Market Price” of the stock based on the average of the previous ten (10) days weighted average closing prices on the date prior to the notice of conversion. The Company could have prepaid the debenture plus accrued interest at any time before maturity. In addition, as further inducement for loaning the Company the funds, the Company granted the lender 50,000 and 100,000 warrants at $337.50 and $472.50 per share, respectively. As a result, the Company allocated fair market value (“FMV”) to both the BCF and to the warrants, or $34,472, which was recorded as a discount against the debenture. The Company accreted the discount to the convertible debenture through its maturity and recognized interest expense until both the debenture and accrued interest were converted to stock in full satisfaction of amounts due, in the first and second quarter of 2012, respectively. Before discount, the Company determined the FMV of the warrants as $7,500 using the Black-Scholes valuation model.

(6)	On May 3, 2011, the Company borrowed $300,000 in exchange for a convertible debenture. The Debenture bears 10% interest per annum. The lender may at any time convert any portion of the debenture to common shares at a 30% discount of the “Market Price” of the stock based on the average of the previous ten (10) days weighted average closing prices on the date prior to the notice of conversion. The Company may prepay the debenture plus accrued interest at any time before maturity. In addition, as further inducement for loaning the Company the funds, the Company granted the lender 300,000 and 600,000 warrants at $337.50 and $472.50 per share, respectively. As a result, the Company allocated fair market value (“FMV”) to both the BCF and to the warrants, or $206,832, which was recorded as a discount against the debenture. The Company accreted the discount to the convertible debenture through maturity and will recognize interest expense until paid in full or converted. Before discount, the Company determined the FMV of the warrants as $45,000 using the Black-Scholes valuation model.

(7)	The Company borrowed $10,000 in exchange for a convertible debenture. The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4) highest closing bid prices over the preceding five (5) trading days. The Company valued the BCF of the convertible debenture at $4,286. The Company accreted the discount to the convertible debenture and will recognize interest expense until paid in full or converted.

(8)	The Company converted a note payable and related accrued interest of $39,724 into a convertible debenture. The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4) highest closing bid prices over the preceding five (5) trading days. The Company valued the BCF of the convertible debenture at $17,025. Because the debenture was issued and matured in the third quarter of 2011, the full amount of the discount, $17,025 was accreted and recognized as interest expense during the period.
22

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	CONVERTIBLE DEBENTURES (continued)

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

The Company may prepay at any time in an amount equal to 150% of the principal and accrued interest. The conversion price under the debenture is $.37125, and the lender may convert at any time until the debenture plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender will be limited to maximum conversion of 4.99% of the outstanding Common Stock of the Company at any one time. The debenture and the shares referenced within the debenture may be assignable in whole or in part to a third party at any time during the term.

As of September 30, 2014 and December 31, 2013, the lender had assigned a cumulative $5,500 under the debenture to four separate parties, and $23,500 to another party. See reference (10) and (12), respectively, related to the assignments.

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

On January 18, 2013, the lender sold/assigned all rights and interest on one of its three debentures having net book value of $16,000 plus accrued interest of $1,512. On the same day, the lender sold/assigned all rights and interest on another of its three debentures having a net book value of $56,250, plus $4,825 of accrued interest. See reference (13) which discusses the terms and conditions surrounding the new debentures issued upon extinguishment of the two originals as well as accounting treatment of the transactions. As of September 30, 2014, the lender still held the third debenture with original principal balance of $39,724 with net book value of $2,743.

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
24

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

(14)	On April 8, 2013, the Company borrowed $20,000 in exchange for a convertible debenture. The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (40%) discount as determined from the lowest trading price for the 5 trading days prior to the conversion notice. The Company valued the BCF of the convertible debenture at $13,333 and is accreting the discount to the convertible debenture, and will recognize interest expense until paid in full or converted. During the three and nine months ended September 30, 2014, the lender converted $7,511 and $20,000, respectively, of the convertible debenture to shares of common stock in full satisfaction of the debenture. In addition, during the third quarter of 2014, the Company converted all the accrued interest on the debenture, or $2,302, to shares of common stock. The debenture and interest conversion stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible debentures consist of the following at December 31, 2013:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Origination Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Ref.
10/4/2010	4/4/2011	5%	20,635	(20,635)	$-	-	$-	$-	(1)
11/27/2010	5/27/2011	10%	125,000	(53,571)	58,750	-	58,750	22,949	(2)
1/7/2011	11/11/2011	5%	76,000	(32,571)	48,000	-	48,000	7,950	(3)
2/10/2011	1/14/2012	8%	42,500	(42,500)	-	-	-	-	(4)
9/12/2011	6/14/2012	8%	37,500	(37,500)	-	-	-	-	(4)
12/19/2011	9/21/2012	8%	37,500	(37,500)	-	-	-	-	(4)
8/8/2012	5/2/2013	8%	42,500	(27,172)	8,445	-	8,445	3,949	(4)
10/31/2012	8/2/2013	8%	78,500	(50,189)	78,500	-	78,500	7,325	(4)
7/2/2012	4/5/2013	8%	78,500	(35,268)	-	-	-	-	(4)
3/9/2011	3/9/2012	10%	50,000	(34,472)	-	-	-	-	(5)
5/3/2011	5/5/2012	5%	300,000	(206,832)	300,000	-	300,000	80,000	(6)
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	-	10,000	1,175	(7)
9/8/2011	9/20/2011	10%	39,724	(17,016)	-	-	-	-	(8)
2/10, 5/18, 7/17, 11/8/2012	2/10, 5/18, 7/17, 11/8/2014	10%	42,750	-	-	-	-	379	(9)
3/14/2012	2/10/2014	10%	5,500	-	472	-	472	120	(10)
2/10/2012	2/10/2014	10%	39,724	-	2,743	-	2,743	3,227	(11)
3/9/2012	3/9/2014	10%	56,250	-	-	-	-	-	(11)
4/19, 8/17, 11/7/2012	4/4/2011, 2/10, 4/14/2014	5%, 10%	39,847	-	-	-	-	-	(12)
1/18/2014	10%	84,500	(58,720)	-	-	-	-	-	(13)
1/18/2014	10%	30,500	-	-	-	-	-	-	(13)
1/18/2014	10%	95,000	-	-	-	-	-	-	(13)
4/8/2013	4/14/2013	9.90%	20,000	(13,333)	20,000	(3,334)	16,666	1,440	(14)
					$526,910		$523,576	$128,514

Reference numbers in right hand column of table entitled Ref. refer to paragraphs above the table.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	EQUITY BASED COMPENSATION FOR CONSULTING, LEGAL, AND OTHER PROFESSIONAL SERVICES

Equity based compensation is presented on the face of the Statement of Stockholders’ Deficit for the three and nine months ended September 30, 2014. More information on the significant components of the amounts presented for the three and nine months ended September 30, 2014 and 2013 follows:

For the three and nine months ended September 30, 2014, the Company converted $13,500, and $40,500, respectively, of accrued compensation to 2,903,695 and 5,824,544 restricted stock, respectively, based upon the weighted average stock price per share during the months the services were rendered. For the three and nine months ended September 30 2013, the Company converted $13,500, and $40,500, respectively, of accrued compensation to 209,565 and 297,808 restricted stock, respectively, based upon the weighted average stock price per share during the months the services were rendered. For additional information see Note 7. RELATED PARTIES - Equity based compensation to employee

Pursuant to a consulting agreement for business advisory services, the company issued 68,032 restricted shares for $26,800 in services during nine months ended based on the weighted average price per share for the month the services were rendered discounted 30%.. Operating expense was recorded based on full weighted average share price of the market for the period in which the services were rendered.

On March 27, 2013, the Company entered into a consulting agreement for financial strategic advisory services for a term of twelve months from the date of the agreement, which could be terminated by either party within 30 days written notice and any monies owed due upon termination. As initial fee, the Company paid the consultant $25,000 in restricted stock during the three months ended March 30, 2013. Further, upon obtaining $5,000,000 new capital into the Company, the consultant will be due $500,000, upon successfully obtaining a second $500,000 commitment of new capital, $50,000 will be due to the consultant, upon successfully obtaining a third $500,000 commitment of new capital, and the same arrangement through eleven additional commitment of new capital. Amounts due shall be paid in cash and any brokerage commissions, private placement fees or other fees in connection with obtaining the new capital shall be reduced from the fees due the consultant on a dollar per dollar basis.

14.	INCOME TAXES

The components of the provision for income tax expense are as follows for the three months ended:

	September 30, 2014	September 30, 2013
Current taxes
Federal	$—	$—
State	—	—
Current taxes	—	—
Change in deferred taxes		(46,799)
Change in valuation allowance	—	47,762

Provision for income tax expense	$—	$963

The components of the provision for income tax expense are as follows for the nine months ended:

	September 30, 2014	September 30, 2013
Current taxes
Federal	$—	$—
State	—	—
Current taxes	—	—
Change in deferred taxes	47,311	(82,091)
Change in valuation allowance	(47,267)	86,381

Provision for income tax expense	$44	$4,290

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	INCOME TAXES (continued)

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at September 30, 2014:

Deferred tax assets:
Equity based compensation	$97,276
Allowance for doubtful accounts	16,320
Net operating loss carryforward	1,062,387
On-line training certificate reserve	743
Total deferred tax assets	1,176,726
Valuation allowance	(1,174,163)

Deferred tax assets net of valuation allowance	2,563

Less deferred tax assets – non-current, net of valuation allowance	2,330

Deferred tax assets – current, net of valuation allowance	$233

The effective tax rate used for calculation of the deferred taxes as of September 30, 2014 was 34%. The Company has established a valuation allowance against deferred tax assets of $1,174,163 or 99.8%, due to the uncertainty regarding realization, comprised primarily of a 100% reserve against the net operating carryforward, 100% reserve against the allowance for doubtful accounts, and 97% reserve against the deferred tax assets attributable to the equity based compensation.

The significant differences between the statutory tax rate and the effective tax rates for the Company for the nine months ended are as follows:

	September 30, 2014	September 30, 2013
Statutory tax rate	—%	—%
Increase (decrease) in rates resulting from:
Net operating loss carryforward or carryback	(35)%	(13)%
Equity based compensation and loss	—%	3%
Change in valuation allowance	33%	10%
Change in allowance for doubtful accounts	2%	—%
Effective tax rate	—%	—%

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2013:

Deferred tax assets:
Equity based compensation	$97,276
Allowance for doubtful accounts	13,260
Depreciation and amortization timing differences	—
Net operating loss carryforward	1,124,299
On-line training certificate reserve	1,109
Total deferred tax assets	1,235,944
Valuation allowance	(1,233,337)

Deferred tax assets net of valuation allowance	2,607

Less deferred tax assets – non-current, net of valuation allowance	2,330

Deferred tax assets – current, net of valuation allowance	$277

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	INCOME TAXES (continued)

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

During the second quarter of 2010, the holder of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of preferred stock. The preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company from time to time in accordance with the provisions of Chapter 78 of the Nevada Revised Statutes. Before modification, the existing Articles of Incorporation did not authorize the issuance of shares of preferred stock. The Company authorized the preferred stock for the purpose of added flexibility in seeking capital and potential acquisition targets.  The amendment authorizing the issuance of shares of preferred stock grants the Board authority, without further action by our stockholders, to designate and issue preferred stock in one or more series and to designate certain rights, preferences and restrictions of each series, any or all of which may be greater than the rights of the common stock. As of September 30, 2014, and December 31, 2013, the 425,000 shares of preferred stock are owned by the Company’s Chief Executive Officer. The preferred shares have 250 to 1 voting rights over the common stock, and are convertible into 31,481 shares of common stock. The preferred stock votes with the Company’s common stock, except as otherwise required under Nevada law. Accordingly, Mr. Carmichael will have approximately 93% of the combined voting power of the Common Stock and Series A Convertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.

16.	COMMITMENTS AND CONTINGENCIES

On July 15, 2014, the Company was provided a 90 day lease termination notice from its Landlord in accordance with terms of its lease agreement whereby either party could provide 90-day notice terminating lease. As a result, the Company had to vacate the premises by October 15, 2014. Accordingly, the Company entered into a new lease commitment on August 14, 2014. The Company began relocating its headquarters and manufacturing facility to its new location at 3001 NW 25th Avenue, Suite 1, Pompano Beach, FL 33069 during September 2014. The Company was in full occupancy conducting business as usual beginning October 2014. Terms of the new lease include the following: thirty-seven month term commencing on September 1, 2014; payment of $5,367 security deposit; base rent of approximately $4,000 per month over the term of the lease plus sales tax; plus payment of 10.76% of annual operating expenses (i.e. common areas maintenance), which is approximately $1,500 per month subject to periodic adjustment.

During the third quarter of 2014, the Company did not renew its product liability insurance since the renewal policy was cost prohibitive. The Company is currently aggressively seeking a new insurance carrier or alternative means to satisfy this potential liability exposure, as well as to fulfil the sales terms of some of our customers, which require the insurance coverage.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	COMMITMENTS AND CONTINGENCIES (continued)

On July 1, 2014 the following complaint was settled in full: On December 18, 2012, Undersea Breathing Systems, Inc. (“UBS”) filed an amended complaint against the Company compelling purchase of Medal Model No. 4241 membranes or equivalent pursuant to pricing agreement in 2011. UBS is the holder of the convertible debenture referenced in Note 12. CONVERTIBLE DEBENTURES Ref (3). Under the complaint, UBS asserted the Company was to purchase no less than 24 membranes from the company per year for $2,000 and $1,000, cash and Company stock, respectively, per membrane. The Company took delivery, paid cash, and issued stock for 14 Medal Model No 4241 membranes pursuant to the stated pricing in 2011, plus issued an additional $24,000 stock toward future purchases of 24 membranes. However, the Company has not purchased or taken delivery of additional membranes. At the same time the stock was issued the Company granted UBS a convertible debenture of $76,000 and reduced its balance to $48,000 when the Company paid $28,000 cash and took delivery of the 14 membranes. Therefore, UBS currently has $24,000 worth of stock and a $48,000 convertible debenture for which the Company took no membrane deliveries. On July 1, 2014, the court granted dismissal of the final remaining complaint asserted by UBS. Associated with the dismissal, the Company reversed in the third quarter of 2014, related prepaid inventory and convertible debenture (ref 3) resulting in a loss on settlement of $14,850, which was accrued as of June 30, 2014.

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

On or about May 3, 2012, the Company received notice of filing of an action for breach of contract, conspiracy to commit securities fraud and injunctive relief against the Company and the first party named in Note 12. CONVERTIBLE DEBENTURES Ref (1). The Plaintiff, Eventus Capital, Inc., is the second party referenced in Note 12. CONVERTIBLE DEBENTURES, Ref (1) who purchased the original debenture from the first party. The net book value, excluding interest, on the debenture as of December 31, 2012 was approximately $12,700. The amount named in the original lawsuit was “damages in excess of $15,000”, plus other fees. On July 16, 2012, the Palm Beach County Court issued an Order on the Company’s Motion to dismiss this complaint. The motion was granted without prejudice to allow the plaintiff 15 days to file an amended complaint with substantiating documentation. The plaintiff amended its complaint as required, asserted it incurred a loss of $735,616 in damages. The other Defendant in the action asserted counter and third party claims against the plaintiff. On June 23, 2014, this case was dismissed with prejudice as to all claims, counterclaims, and third party claims with all parties to bear their own respective attorneys’ fees and costs.

17.	JOINT VENTURE EQUITY EXCHANGE AGREEMENT

On November 7, 2011, the Company entered into a Joint Venture Equity Exchange Agreement (“Agreement”) with Pompano Dive Center, LLC. (“PDC”). PDC owns a retail store, several dive boats, and has a classroom for training divers. Under the terms of the Agreement, the Company will provide PDC with an assortment of Brownie’s Third Lung products on consignment, and PDC will act as a training and demonstration site for Brownie’s Third Lung products. Beginning in 2012, both parties ceased operating under the consignment inventory arrangement. Inventory not sold was returned, and inventory was purchased for sale. See Note: 7 RELATED PARTIES TRANSACTIONS - Net revenues and accounts receivable – related parties for further information on sales to PDC for the three and nine months ended September 30, 2014 and 2013, and Accounts Receivable balances at September 30, 2014, and December 31, 2013. Terms of sale to PDC are no more favorable than those granted other dealers of the Company’s products.

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

Effective July 15, 2013, the Company effectuated a reverse split of all outstanding shares of Common Stock by a factor of one-for-one thousand three hundred fifty (1 -for- 1,350). Fractional shares were rounded up to the nearest whole share. The reverse split became effective as of July 15, 2013. In accordance with Securities and Exchange Commissions’ Staff Accounting Bulletin Topic 4C, when a change in capital structure occurs after the period reporting date, but before release of the financial statements the Company must apply retroactive treatment to the financial statements to reflect the change. Accordingly, the Company restated the financial statements for three and nine months ended September 30, 2013 to reflect the change in the number of shares, as well as throughout the Note disclosures, as applicable.

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

On April 10, 2012, the Company entered into a strategic alliance agreement with Precision Paddleboards, Inc. The agreement provides for 12 month exclusivity granted for $24,000 in one year restricted stock, or 494 shares. Price per share was calculated as the weighted average per share for 30 days preceding the agreement or $.036 per share. The Company recognized the operating expense ratably over the twelve month vesting term with corresponding entry to shares payable. For the three and nine months ended September 30, 2013, the Company recognized $0 and $6667, respectively, as operating expense under the agreement. As of September 30, 2014, none of the 494 shares have been paid out and are reflected in shares payable balance on the Statement of Stockholders’ Deficit and the Balance Sheet.

22. INTEREST EXPENSE NON-RELATED PARTIES AND OTHER EXPENSE (INCOME), NET

For the three months ended September 30, 2014, non-related parties interest expense of $10,312 is comprised of $10,216 interest on convertible debentures and $96 other interest. For the three months ended September 30, 2013, non-related parties interest expense of $55,532 is comprised of $55,239 interest on convertible debentures and $293 other interest.

For the three months ended September 30, 2014, $26,223 other income, net is comprised primarily of $49,812 sales commissions, partially offset by $20,406 headquarters and manufacturing facility relocation expense, and $3,183 other expense, net of individually insignificant items. For the three months ended September 30, 2013, $68,110 other income, net is comprised primarily of approximately $56,000 in sales commissions; approximately $7,000 adjustment downward of estimated foreclosure liability resulting from Final Judgment; approximately $3,200 recovery of security deposit written off in prior period, approximately $5,700 individually insignificant, net other income transactions, and partially offset by approximately $4,000 loss on extinguishment of debentures [See Note 12. CONVERTIBLE DEBENTURES. Ref. (3)].

For the nine months ended September 30, 2014, non-related parties interest expense of $35,564 is comprised of $34,702 interest on convertible debentures and $862 other interest. For the nine months ended September 30, 2013, non-related parties interest expense of $180,582 is comprised of approximately $178,000 interest on convertible debentures and $3,000 other interest.

For the nine months ended September 30, 2014, $23,619 other income, net is comprised primarily of $49,812 sales commissions, $31,463 write off of accrued legal expense from prior years resulting from resolution of overbilling as identified by Company, $5,144 royalty income on licensed patents, and partially offset by $20,406 headquarters and manufacturing facility relocation expense, $27,846 loss on disposal of fixed assets, $14,850 loss on convertible debenture settlement. For the nine months ended September 30, 2013, $96,734 other income, net is comprised primarily $106,000 in sales commissions, approximately $22,000 royalty income on licensed patents, $47,500 return and retirement of year end 2012 stock bonuses granted to certain consultants, approximately $7,000 adjustment downward of foreclosure liability resulting from Final Judgment, approximately $12,000 other income, net of individually insignificant items, and partially offset by approximately $98,000 loss on extinguishment of convertible debentures.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	SUBSEQUENT EVENTS

On October 31, 2014, Mr. Alexander F. Purdon, was issued 1,779,634 shares of restricted common stock in lieu of cash for $4,500 employee compensation for the month of October 2014. The number of shares issued was based on the weighted average share price during the month.

Conversions of debentures to shares of common stock occurred subsequent to September 30, 2014. The stock was issued upon partial conversion of a convertible note without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares. Conversions were as follows (ref. number corresponds to lender reference number in Note 12. CONVERTIBLE DEBENTURES):

Ref (4) lender –

On October 2, 2014, the lender converted $4,520 of its debenture to 2,260,000 shares.

On November 5, 2014, the lender converted $2,940 of its debenture to 2,261,538 shares.

On November 6, 2014, the lender converted $2,710 of its debenture to 2,258,333 shares.

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

Overview

Brownie’s Marine Group, Inc., a Nevada corporation (referred to herein as “BWMG”, “the Company”, “we” or “Brownie’s”), does business through its wholly owned subsidiary, Trebor Industries, Inc., d/b/a Brownie’s Third Lung, a Florida corporation. The Company designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and nitrox generation systems, and scuba and water safety products. BWMG sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility in Pompano Beach, Florida. The Company’s common stock is quoted on the OTCBB under the symbol “BWMG”. The Company’s website is www.browniesmarinegroup.com.

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

Results of Operations for the Three Months Ended September 30, 2014, as Compared to the Three Months Ended September 30, 2013

Net revenues. For the three months ended September 30, 2014, we had net revenues of $805,472 as compared to net revenues of $891,372 for the three months ended September 30, 2013, a decrease of $85,900, or 9.64%. Sales were down in tankfill systems and related sales by approximately $99.000, public safety by approximately $11,000, SCUBA and related sales by approximately $21,000, and this decline was partially offset by approximately $46,000 increase in hookah systems and related sales for the three months ended September 30, 2014, as compared to same period in 2013. The Company attributes the overall decrease in sales to an overall “early buy” program implemented by the Company in second quarter to preload dealers for the high season for boating and diving, which shifted some sales to second quarter of 2014 that would have otherwise occurred in the third quarter of 2014. In addition, the Company relocated its headquarters and manufacturing facility during September 2014, negatively impacting sales during the relocation period. However, despite the overall sales decrease, the Company is encouraged by the increase in hookah system and related sales. The Company attributes this to recovery in consumer spending as consumers adapt to current economic conditions and/or uncertainties.

Cost of net revenues. For the three months ended September 30, 2014, we had cost of net revenues of $539,666, as compared with cost of net revenues of $584,808 for the three months ended September 30, 2013, a decrease of $45,142, or 7.72%. The decrease is primarily attributable to the decrease in material costs of approximately $36,000 due to decrease in net revenues, and approximately $9,000, net decrease in individually insignificant account changes.

Gross profit. For the three months ended September 30, 2014, we had a gross profit of $265.806 as compared to gross profit of $306,564 for the three months ended September 30, 2013, a decrease of $40,758, or 13.30%. The decrease in gross profit is primarily attributable to decrease in sales for the three months ended September 30, 2014, as compared to same period in 2013.

Operating expenses. For the three months ended September 30, 2014, we had operating expenses of $145,846 as compared to operating expenses of $428,962 for the three months ended September 30, 2013, a decrease of $283,116, or 66.00%. The $283,116 decrease is comprised of $270,267 decrease in selling, general and administrative expenses, and $12,849 decrease in research and development costs as compared to the same period in 2013. The decrease in selling, general and administrative costs of $270,267 is primarily attributable to decrease in Chief Executive Officer’s compensation of approximately $81,582 (non-cash), and approximately $116,713 decrease in depreciation/amortization primarily due to acceleration of approximately $100,000 amortization of the security purchase commitment fee due to write-off of underlying asset in the third quarter of 2013, without comparable transactions in the third quarter of 2014. The $12,849 decrease in research and development was a result of reduction in Chief Executive Officers salary since a percentage of his salary is allocated to research and development.

Other (income) expense, net. For the three months ended September 30, 2014, we had other income, net of $11,405, as compared to other income, net of $12,575 for the three months ended September 30, 2013, a decrease of $1,170 other income, net, or 9.30%. This account is comprised of other (income) expense, net; and interest expense. Other (income) expense, net, decreased by $41,887 income, net for the period and is comprised of transactions that are generally of a non-recurring nature; and interest expense decreased by $40,717 for the period. The $41,887 decrease in other income, net is primarily attributable to transactions which occurred in either the third quarter of 2014 or 2013, without comparable transactions in both periods. Primarily, the $41,887 decrease is comprised of $20,406 headquarters and factory relocation expense in third quarter of 2014, approximately $10,000 of liability reversals/recoveries in third quarter of 2013, not occurring in 2014; approximately $18.000 less in sales commission income during the third quarter of 2014 as compared to third quarter of 2014; and approximately $7,000 income, net of individually insignificant increases and decreases during the third quarter of 2014 as compared to the same period in 2013. The $40,717 decrease in interest expense for the third quarter of 2014 as compared to the third quarter of 2013, is primarily attributable to approximately $45,000 less in convertible debenture interest due to fully accreted discounts by third quarter of 2014, as well as lower convertible debenture balance outstanding during the third quarter of 2014 as compared to the same period in 2013; and partially offset by approximately $4,500 increase in interest-expense related party due to new note payable established during the fourth quarter of 2013.

Provision for income tax expense. For the three months ended September 30, 2014, we had a provision for income tax expense of $0 as compared to a provision for income tax benefit of $963 for the three months ended September 30, 2013, a decrease of $963, or 100%.

Net loss. For the three months ended September 30, 2014, we had net income of $131,365 as compared to net loss of $110,786 for the three months ended September 30, 2013, an increase in net income of $242,151, or 218.58%. The $242,151 increase in net income is attributable to the decrease in operating expenses of $283,116; decrease in income tax expense of $963; and partially offset by decrease in gross profit of $40,758, and decrease in other income, net of $1,170 for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Results of Operations for the Nine months ended September 30, 2014, as Compared to the Nine months ended September 30, 2013

Net revenues. For the nine months ended September 30, 2014, we had net revenues of $2,258,980 as compared to net revenues of $2,072,670 for the nine months ended September 30, 2013, an increase of $186,310, or 8.99%. Sales of tankfill systems and related sales was up by approximately $51,000, hookah systems and related sales was up by approximately $185,000; and was partially offset by approximately $42,000 in SCUBA and related sales, and approximately $7,800 decline in public safety sales for the nine months ended September 30, 2014, as compared to same period in 2013. The Company attributes the overall increase in sales to recovery in consumer spending as consumers adapt to current economic conditions and/or uncertainties. The Company attributes the decline in SCUBA sales to closing its retail store in the second quarter of 2013.

Cost of net revenues. For the nine months ended September 30, 2014, we had cost of net revenues of $1,569,621 as compared with cost of net revenues of $1,504,168 for the nine months ended September 30, 2013, an increase of $65,453 or 4.35%. The increase is primarily attributable to the increase in material costs of approximately $82,000 due to increase in net revenues; approximately $19,000, or 1%, increase in material costs primarily due to sales mix; and partially offset by approximately $35,000 decrease in payroll due to streamlining of workforce.

Gross profit. For the nine months ended September 30, 2014, we had a gross profit of $689,359 as compared to gross profit of $568,502 for the nine months ended September 30, 2013, an increase of $120,857, or 21.26%. The increase in gross profit is primarily attributable to increase in net revenues for the nine months ended September 30, 2014, as compared to same period in 2013.

Operating expenses. For the nine months ended September 30, 2014, we had operating expenses of $485,137 as compared to operating expenses of $1,356,342 for the nine months ended September 30, 2013, a decrease of $871,205, or 64.23%. The $871,205 decrease is comprised of $844,336 decrease in selling, general and administrative expenses, and $26,869 decrease in research and development costs as compared to the same period in 2013. The decrease in selling, general and administrative costs of $844,336 is primarily attributable to decrease in Chief Executive Officer’s compensation of approximately $395,000 (non-cash); approximately $103,000 decrease in legal expense (partially non-cash); approximately $124,000 less consulting and other professional fees (primarily non-cash); approximately $124,000 decrease in depreciation/amortization primarily due to acceleration of approximately $125,000 amortization of the security purchase commitment fee due to write-off of underlying asset; $22,500 decrease in Board of Director Fees (non-cash); approximately $36,000 less trade show and advertising expenses; approximately $23,000 less in health insurance costs; approximately $19,000 decrease in dive shop payroll due to closure of retail store in 2013; and approximately $25,000 net decrease in other individually insignificant account increases and decreases during the nine months ended September 30, 2014 as compared to the same period in 2013. In the fourth quarter of 2013, the Chief Executive Officer reduced his salary, and the non-employee Board of Director compensation agreement was cancelled resulting in the significant decreases for the nine months ended September 30, 2014 compared to the same period in 2013. The primary reason for decline in consulting and other professional fees is consultants who accepted equity based compensation arrangements during the nine months ended September 30, 2013, had ceased providing services before the nine months ended September 30, 2014. The primary reason for decline in health insurance expense from nine months ended September 30, 2014 compared to nine months ended September 30, 2013 is result of a lower cost policy and less employees on in the plan during the current period. The decline in advertising expenses and other individually insignificant account balances is result of further streamlining of expenses and cash flows overall. The $26,869 decrease in research and development was a result of reduction in Chief Executive Officers salary since a percentage of his salary is allocated to research and development.

Other (income) expense, net. For the nine months ended September 30, 2014, we had other expense, net of $25,464, as compared to other expense, net of $84,779 for the nine months ended September 30, 2013, a decrease of $59,315 other expense, net, or 69.96%. This account is comprised of other (income) expense, net, and interest expense. Other (income) expense, net, decreased by $73,115 income, net for the period and is comprised of transactions that are generally of a non-recurring nature. Interest expense decreased by $132,430 for the period. The $73,115 decrease in other income, net is primarily attributable to the following: decreases during the nine months ended September 30, 2014, compared to the same period in 2013, of approximately $17,000 decrease in royalty income on licensed patents, and approximately $55,000 decrease in sales commissions; $47,500 return and retirement of year end 2012 stock bonuses granted to certain consultants during the first half of 2013; $27,846 loss on disposal of fixed assets during 2014; $20,406 headquarters and manufacturing facility relocation expense in 2014; $14,850 loss on convertible debenture settlement in 2014; approximately $7,000 downward adjustment of estimated foreclosure liability during 2013; approximately $13,000 decline in other income, net of individually significant transactions; and partially offset by $31,463 write-off of accrued legal expense in 2014 due to resolution of prior years’ overbilling, and approximately $98,000 loss on extinguishment of convertible debentures in 2013 without comparable transaction in 2014. The $132,430 decrease in interest expense for the nine months ended September 30, 2014 as compared to the same period in 2013, is primarily due to approximately $143.000 less in convertible debenture interest due to fully accreted discounts before the nine months ended September 30, 2014, as well as lower convertible debenture balance outstanding during the period; and is partially offset by $12,500 increase in related party interest for loan provided by non-employee Board of Director in the fourth quarter of 2013.

Provision for income tax expense. For the nine months ended September 30, 2014, we had a provision for income tax expense of $44 as compared to a provision for income tax expense of $4,290 for the nine months ended September 30, 2013, a decrease of $4,246 or 98.97%.

Net loss. For the nine months ended September 30, 2014, we had net income of $178,714 as compared to net loss of $876,909 for the nine months ended September 30, 2013, an increase in net income of $1,055,623, or 120.38%. The $1,055,623 increase in net income is attributable to increase in gross profit of $120,857, decrease in operating expenses of $871,205 and decrease in other expense, net of $59,315, and decrease in provision for income tax expense of $4,246 for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2014, the Company had cash and current assets (primarily consisting of inventory) of $1,045,304 and current liabilities of $1,449,332, or a current ratio of .72 to 1. This represents a working capital deficit of $404,028. As of December 31, 2013, the Company had cash and current assets of $1,057,967 and current liabilities of $1,760,058, or a current ratio of .60 to 1.

The consolidated financial statements included herein have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. Although we had net income for the three and nine months ended September 30, 2014, prior to this period we have incurred losses since 2009, and expect we may have more in future periods. We have had a working capital deficit since 2009.

The Company is behind on payments due for payroll taxes and withholding; matured convertible debentures; related party notes payable; accrued liabilities and interest – related parties; and certain vendor payables. The Company is handling delinquencies on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue.

During the fourth quarter of 2011, the Company formed a joint venture with one dive entity, and in the first quarter of 2012, purchased the assets of another, with assumption of their retail location lease in Boca Raton, Florida. The Company accomplished both transactions predominantly through issuance of restricted common stock in BWMG. The Company believed these transactions would help generate sufficient future working capital. Neither endeavor did or has generated profit or positive cash-flow. Therefore, effective May 31, 2013, the Company closed and ceased operations at its retail facility. As a result, the Company does not expect that existing cash flow will be sufficient to fund presently anticipated operations beyond the fourth quarter of 2014. This raises substantial doubt about BWMG’s ability to continue as a going concern. The Company will need to raise additional funds and is currently exploring alternative sources of financing. We have issued a number of convertible debentures as an interim measure to finance our working capital needs. We have historically paid for many legal and consulting services with restricted stock to maximize working capital. We intend to continue this practice in the future when possible. We have implemented some cost saving measures and will continue to explore more to reduce operating expenses.

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

While we incurred net income of approximately $178,714 for the nine months ended September 30, 2014, we incurred net losses of $788,286 and $2,013,349 for the years ended December 31, 2013 and 2012, respectively. We anticipate these losses will continue for the foreseeable future. Additionally, the Company has negative cash flows from operations, negative working capital, is behind on payments due for payroll taxes and withholding, matured convertible debentures, related party notes payable, accrued liabilities and interest –related parties, a note payable due an unrelated party, and certain vendor payables. The Company is working out all matters of delinquency on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue. This raises a substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon generating working capital and obtaining adequate new debt or equity financing. Because of our continuing losses, we may not have working capital to permit us to remain in business beyond the end of the year, without improvements in our cash flow from operations or new financing. Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses.

The optional conversion features of a series of convertible debentures issued by the Company could require the Company to issue a substantial number of shares of common stock, which will cause dilution to the Company’s stockholders and a potentially negative effect on our stock price.

Since October 4, 2010 the Company has issued convertible debentures to several lenders and other third parties. At September 30, 2014, the outstanding principal balance of these debentures was $386,815. The debentures convert under various conversion formulas, all of which are at a significant discount to market price of our common stock. The conversion of any of the debentures will result in the issuance of a significant number of shares of our common stock which will cause dilution to our existing shareholders. Furthermore, the conversion at a significant discount to the market price of our common stock may have a negative effect on our stock price.

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

The manufacture and distribution of recreational diving equipment could result in product liability claims and we currently lack product liability insurance

We, like any other retailer, distributor and manufacturer of products that are designed for recreational sporting purposes, face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. Such claims may include, among other things, that our products are designed and/or manufactured improperly or fail to include adequate instructions as to proper use and/or side effects, if any. We do not anticipate obtaining contractual indemnification from parties-supplying raw materials, manufacturing our products or marketing our products. In any event, any such indemnification if obtained will be limited by our terms and, as a practical matter, to the creditworthiness of the indemnifying party. We currently do not have any product liability insurance. In the event that we do not have adequate insurance or contractual indemnification, product liabilities relating to defective products could have a material adverse effect on our operations and financial conditions, which could force us to curtail or cease our business operations.

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

During the three months ended September 30, 2014, one lender converted $7,511 of their convertible debentures to 4.517,326 shares of stock. In addition, the same lenders converted $2,302 in accrued interest to 1,237,554 shares of stock. The stock was issued without restrictive legend because the Rule 144 holding period had been met at time of issuance. Terms of conversion as per the debenture were 60% of lowest closing market price per share for five trading days prior to conversion notice.

During the three months ended September 30, 2014, one lender converted $33,010 of their convertible debenture to 16,432,547 shares of stock. The stock was issued without restrictive legend because the Rule 144 holding period had been met at time of issuance. Terms of conversion as per the debenture were 61% of weighted average stock market price of lowest three trading stock prices per share for ten days prior to conversion notice.

During the three months ended September 30, 2014, $13,500 related party employee compensation payable was converted to 2,903,695 shares of restricted stock.

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

* Attached as Exhibit 101 to this report are the following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Deficit (iv) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2014	Brownie’s Marine Group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer

