Form 10-K
period 2014-12-31
Brownie's Marine Group, Inc
filed 2015-03-30
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(MARK ONE)

☑	Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.

Commission File No. 333-99393

BROWNIE’S MARINE GROUP, INC.

(Name Of Small Business Issuer In Its Charter)

Nevada	90-0226181
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3001 NW 25th Avenue, Suite 1, Pompano Beach, Florida	33069
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)

            Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014, was $ 64,865.

There were 70,364,157 shares of common stock outstanding as of March 17, 2015.

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

Overview

Brownie’s Marine Group, Inc., a Nevada corporation (referred to herein as “BWMG”, “the Company”, “we”, or “Brownie’s”), does business through its wholly owned subsidiary, Trebor Industries, Inc., d/b/a Brownie’s Third Lung, a Florida corporation. The Company designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and Nitrox Generation Systems, and scuba and water safety products. BWMG sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility located at 3001 NW 25th Avenue, Suite 1, Pompano Beach, Florida 33069. The Company’s common stock is quoted on the OTCMarkets under the symbol “BWMG”. The Company’s website is www.Browniesmarinegroup.com. Information on the website is not a part of this report.

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

Brownie’s Tankfill designs, manufactures, sells and installs Scuba tank fill systems for on-board yacht use under the brand “Yacht-Pro™”. Brownie’s Tankfill provides complete diving packages and dive training solutions for yachts. Brownie’s Tank Fill installs Nitrox systems which allow yacht owners to fill tanks on board. The Yacht-Pro™ compressor systems offer a completely marine-prepared, VFD (variable frequency drive)-driven, automated alternative to other compressors on the market. Brownie’s Tankfill also designs complete dive lockers, mixed gas production and distribution systems, and the unique Nitrox Maker™. Nitrox is oxygen-enriched air, which reduces the effects of nitrogen on divers; it is the industry standard for dive professionals. The Nitrox Maker™ continuously generates the oxygen rich breathing gas directly from low-pressure air; no stored oxygen or other gases are required onboard. We believe a parallel product analogy to this device is the fresh water-maker that swept through the yachting industry over the last two-decades. While less yacht owners may opt for diving systems then fresh water-makers, there is a broad market potential for yacht owners that will want to have an uninterrupted supply of the premium breathing gas. Recently, an increase in commercial NitroxMaker™ system sales has been seen as more diving operations and operators are responding to the demand from their customers to provide nitrox at diving destinations. In addition to the traditional yacht-based NitroxMaker™ systems the Company has now established a full line of commercial products to meet this need, the NMCS series.

Brownie’s Public Safety designs, manufactures, distributes, and sells the RES (Rapid Entry System)/ HELO™ system, a complete mini SCUBA system designed for quick water rescues. The HELO™ system can be donned in less than 60 seconds and stored in a briefcase-size padded bag. Brownie's Public Safety includes the GI-PFD™ (Garment Integrated Personal Flotation Device™) System for body armor flotation. This system can reliably support the distressed or unconscious wearer in a true life-saving position. This patented device addresses a need as law-enforcement, coast guard and military personnel are beginning to wear heavy (life-threatening in the water) body armor during waterborne patrol, inspection, and surveillance missions. The system helps the personnel float in heavy armor, hopefully saving their lives. The Company is not currently pursuing aggressive expansion into this market until it has sufficient working capital to do so.

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

The Dive Industry and Growth Strategy

Currently, we believe that no company in the dive industry offers a complete line of products and services to serve all divers’ needs. The dive equipment manufacturing industry is highly fragmented with multiple manufacturers producing very similar products. The top-ten volume leaders in the dive manufacturing industry provide the same product mix: Scuba BC’s (buoyancy compensators), regulators, gauges, masks, fins, snorkels, wetsuits, and a few of the necessary accessories. These mature companies offer the product selection to the “diving” market.

New markets and classes of divers have developed over the years. The sport sector of Third Lung and Kayak diving have emerged as a result of snorkel divers that wanted to sustain depth or Scuba divers that wanted more time in shallow waters with enhanced efficiency.

Diving and Boating Markets

The diving and boating markets are key to the expansion of the Brownie’s brand. Each of these industries has experienced growth over the past several decades, but we believe each industry also has significant weaknesses. The dive industry has focused on the initial certification of divers for revenue. According to industry data, follow up has been poor; causing many divers to quit diving after their first experience. When the Company’s working capital reaches a sufficient level, BWMG intends to implement a follow-up program, facilitate proper selection of equipment for divers, and institute mentoring programs.

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

Statistics

According to Global Certification and Membership Statistics as updated February 2014 on the Professional Association of Diver Instructors (PADI) website, www.padi.com, worldwide PADI certifications of divers has grown annually from over 500,000 certifications in 1992, to consistently over 900,000 annual certifications annually from 2003 to 936,149 certifications in 2013. There are other scuba training organizations also issuing scuba dive training certifications, but PADI is the training organization issuing the largest number of certifications annually. (source: PADI)

Approximately 88.5 million people went boating in the US in 2013; this represents approximately 37% of the adult population in the United States. There were approximately 15.9 million boats in use in 2013, down slightly from approximately 16.0 million in use in 2012. (source: National Marine Manufacturers Association)

Trade names and Patents

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

Marketing

Print Literature, Public Relations, and Advertising

We have in-house graphic design capability to create and maintain product support literature, catalogs, mailings, web-based advertising, newsletters, editorials, advertorials, and press releases. We also, from time-to-time, target specific markets by selectively advertising in journals and magazines that we believe reach our potential customers. In addition, we strive to issue Newswires, newsletters, and social media postings periodically to keep the public informed of our latest products and related endeavors.

Tradeshows

In 2014, the Company was represented either through their own presence or by a dealer at the following annual trade shows: The Miami Yacht and Brokerage Show, The Fort Lauderdale International Boat Show, the Palm Beach Boat Show, and the Seattle Boat Show. In 2013, the Company was also represented at these shows in addition to the Annapolis Boat Show and the Dubai International Boat Show.

Websites

The Company’s main website is www.browniesmarinegroup.com. Additionally, many of our products are marketed on some of our customers’ websites. In addition, to these websites, numerous other websites have quick links to the Company’s website. Our products are available both domestically and internationally. Internet sales and inquiries are also supported by the Company.

Distribution

Our products are distributed to our customers primarily by common carrier.

Product Research and Development (R&D)

We continuously work to provide our customers with both new and improved products. We offer research and development services to not only the related entities we license our patents and trademarks from, but also to other customers as well. R&D services for customers and the related entities are invoiced in the normal course of business. In addition, we are working on internal research and development projects as well as collaborating with others toward the goal of developing some of our own patentable products. Research and development costs for the year ended December 31, 2014 and 2013, were $4,087 and $75,760, respectively.

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

Customers

We are predominantly a wholesale distributor to retail dive stores, marine stores, and shipyards. This includes approximately 160 active independent Brownie dealers. We retail our products to including, but not limited to, boat owners, recreational divers and commercial divers. The Company sells to three entities owned by the brother of Robert Carmichael, the Company’s Chief Executive officer, and two Company’s owned by the Chief Executive Officer. Combined sales to these five entities for the years ended December 31, 2014 and 2013, represented 41.28% and 29.15%, respectively, of total net revenues. See Item 13. Certain Relationships and Related Transactions, and Director Independence for additional information on these related parties transactions. Sales to no other customers for the years ended December 31, 2014, or 2013 represented greater than 10% of net revenues for the respective periods.

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

Personnel

We currently have thirteen (13) full time employees and two (2) part time employees at our facility in Pompano Beach, Florida. Three (3) are classified as exempt sales and administrative or management, and twelve (12) are classified as nonexempt factory or administrative support. We utilize consultants when needed in the absence of available in-house expertise. Our employees are not covered by a collective bargaining agreement.

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

In October 2014, the corporate headquarters, factory and distribution center of the Company relocated from 936/940 NW 1st Street, Ft. Lauderdale, FL 33311 to 3001 NW 25th Avenue, Suite 1, Pompano Beach, Florida 33069. The Pompano Beach facilities are comprised of approximately 8,541 square feet of leased space the bulk of which is factory and warehouse space. Terms of the new lease include thirty-seven month term commencing on September 1, 2014; payment of $5,367 security deposit; base rent of approximately $4,000 per month over the term of the lease plus sales tax; and payment of 10.76% of annual operating expenses (i.e. common areas maintenance), which is approximately $1,500 per month subject to periodic adjustment. We believe that the facilities are suitable for their intended purpose, are being efficiently utilized and provide adequate capacity to meet demand for the foreseeable future.

Item 3.	Legal Proceedings.

From time to time we are subject to legal proceedings, claims and litigation arising in the ordinary course of business, including matters relating to product liability claims. Such product liability claims sometimes involving wrongful death or injury have historically been covered by product liability insurance, which provided coverage for each claim up to $1,000,000. See “Risk Factors” below. As previously disclosed, we are co-defendants under an action filed by an individual in June 2013 in the Circuit Court of Broward County claiming personal injury resulting from use of a Brownie’s Third Lung. Plaintiff has claimed damages in excess of $1,000,000. We believe such claim is without merit and intend to continue to aggressively defend such action.

Item 4.	Mine Safety Disclosure

None.

PART II

Item 5.	Purchases of Equity Securities.

The Company’s common stock is quoted on the OTC Markets (global) under the symbol “BWMG”. The Company’s high and low closing bid prices by quarter during 2014 and 2013, as provided by the OTC Markets (global) are provided below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On March 5, 2015, the quoted closing price of our common stock was $.003 per share.

	Calendar Year 2014
	High Bid	Low Bid
First Quarter	$.015	$.005
Second Quarter	$.034	$.003
Third Quarter	$.005	$.003
Fourth Quarter	$.004	$.002

	Calendar Year 2013
	High Bid	Low Bid
First Quarter	$1.215	$.270
Second Quarter	$.675	$.135
Third Quarter	$.129	$.020
Fourth Quarter	$.100	$.007

Holders of Common Stock

As of March 5, 2015, we believe the Company had in excess of 250 shareholders of record.

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

During the three months ended December 31, 2014, the holders’ of the Company’s convertible debentures converted $10,170 principal outstanding into 6,779,871 shares of common stock. The stock was issued without restrictive legend pursuant to Rule 144, as the holders acquired convertible notes issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

During the three months ended December 31, 2014, the Company converted $13,500 employee compensation payable to Alexander Fraser Purdon, related party, for the quarter ended December 31, 2014, to 5,017,585 shares of restricted common stock.

Item 6.	Selected Financial Data.

Information not required by smaller reporting company.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Restatement

We restated our consolidated financial statements for fiscal year 2013 to correct an error in an overstatement of inventory by $107,324 and understatement of net loss by the same amount due to a system identified deficiency when timing of entry of new inventory items in sales order module preceded entry in the inventory module during the year ended December 31, 2013. This overstatement predominantly related to custom orders.  The impact of the restatement on our consolidated financial statements for fiscal 2013 is discussed in Note 23 –Restatement of 2013 Consolidated Financial Statements” of the notes to the consolidated financial statements included in this report.  All information included in this Management’s Discussion and Analysis of Results of Operations and Financial Condition has been correspondingly corrected to give effect to such restatement.

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

Financial Performance

For the years ended December 31, 2014 and 2013, BWMG had net income of $94,369 and net loss of $895,610, respectively.

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

Going Concern –The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. Although the Company was profitable in 2014, we have otherwise incurred losses since 2009. We have had a working capital deficit since 2009.

In addition, the Company is behind on payments on matured convertible debentures, related party notes payable, accrued liabilities and interest –related parties, and certain vendor payables. The Company is working out delinquencies on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue.

During the fourth quarter of 2011, the Company formed a joint venture with one dive entity, and in the first quarter of 2012, purchased the assets of another, with assumption of their retail location lease. The Company accomplished both transactions predominantly through issuance of restricted common stock in BWMG. The Company believed these transactions would help generate sufficient future working capital. Neither endeavor generated the anticipated profit or cash-flow. Therefore, effective May 31, 2013, the Company closed and ceased operations at its retail facility. The Company was still involved in the joint venture as of December 31, 2014. Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about BWMG’s ability to continue as a going concern within one year from date of issue of the consolidated financial statements. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. BWMG has issued a number of convertible debentures to finance working capital needs. The Company has paid for legal and consulting services with restricted stock to maximize working capital, and intends to continue this practice when possible. In addition, the Company implemented some cost saving measures and will continue to explore more to reduce operating expenses.

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

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which occur. Advertising and trade show expense incurred for the years ended December 31, 2014, and 2013, was $3,686 and $43,583, respectively.

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

Stock-based compensation – The Company accounts for all compensation related to stock, options or warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes valuation model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued on the effective date of the agreement in accordance with generally accepted accounting principles, which includes determination of the fair value of the share-based transaction. The fair value is been determined through use of the quoted stock price.

For the years ended December 31, 2014 and 2013, the Company transacted a fair number of stock-based compensation transactions as reflected on face of the Statement of Stockholders’ Deficit. This included amortized prepaid equity based compensation for personal guarantees of Chief Executive Officer on Company’s bank debt; additional compensation expense to the Chief Executive Officer payable in stock; Board of Directors’ Fees and Bonuses; certain consulting, legal, and other professional fees; equity based incentive and/or retention bonuses for some employees, and consultants; some accrued payroll settled in stock; and operating expense for exclusivity pursuant to strategic alliance agreement payable. Beneficial conversion features on convertible debentures – The fair value of the stock upon which to base the beneficial conversion feature (BCF) computation has been through use of the quoted stock price.

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

At December 31, 2014, and 2013, the carrying amount of cash, accounts receivable, accounts receivable – related parties, customer deposits and unearned revenue, royalties payable – related parties, other liabilities, other liabilities and accrued interest – related parties, notes payable, notes payable – related parties, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The fair value of our convertible debentures was the principal balance due at December 31, 2014, and 2013, or $376,645 and $526,910, respectively The principal balance due approximates fair value because of the short maturity of these instruments. On the face of the balance sheet the convertible debentures are presented net of discount, which is less than fair market value at period end dates. At December 31, 2014, discount had been fully accreted so principal balance equaled convertible debentures, net balance.

Earnings per common share – Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. All common stock equivalent shares were excluded in the computation for the years ended December 31, 2014, and 2013, since their effect was antidilutive.

New accounting pronouncements

In August 2014, the Financial Accounting and Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-206): Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The ASU requires an entity’s management to assess its ability to continue as going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. This includes (1) providing a definition of the term substantial doubt, (2) requiring an evaluation every reporting period including interim periods, (3) providing principles for considering then mitigating effect of management’s plans, (4) requiring certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requiring an express statement and other disclosures when substantial doubt is not alleviated, and (6) requiring an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early adoption permitted. The Company elected early adoption for the year ended December 31, 2014, with insignificant impact to both its current process for evaluating ability to continue as going concern and to its existing disclosures.

The Company believes there was no other new accounting guidance adopted, but not yet effective that either has not already been disclosed in prior reporting periods or is relevant to the readers of BWMG’s financial statements.

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

Results of operations for the year ended December 31, 2014, as compared to the year ended December 31, 2013

Net revenues. For the year ended December 31, 2014, we had net revenues of $2,735,841 as compared to net revenues of $2,870,688 for the year ended December 31, 2013, a decrease of $134,847, or 4.70%. The Company attributes the small decline in sales to some downtime in the fourth quarter when the Company’s headquarters and manufacturing facility moved to Pompano Beach from Fort Lauderdale. For the year ended December 31, 2014 as compared 2013, tankfill system and related sales decreased by approximately $246,000, scuba system and related sales decreased by approximately $45,000, public safety sales decreased by approximately $45,042, and the overall decrease was partially offset by approximately $169,000 increase in hookah systems and related sales.

Cost of net revenues. For the year ended December 31, 2014, we had cost of net revenues of $1,991,626 as compared with cost of net revenues of $2,096,879 for the year ended December 31, 2013, a decrease of $105,253, or 5.02%. As a percentage of net revenues, cost of net revenues was consistent between the years ended December 31, 2014 and December 31, 2013.

Gross profit. For the year ended December 31, 2014, we had gross profit of $744,215 as compared to gross profit of $773,809 for the year ended December 31, 2013, a decrease of $29,594, or 3.82%.

Operating expenses. For the year ended December 31, 2014, we had total operating expenses of $623,261 as compared to total operating expenses of $1,534,897 for the year ended December 31, 2013, a decrease of $911,636, or 59.39%. The $911,636 decrease is due to $839,963 decrease in selling, general and administrative costs and $71,673 decrease in research and development expenses for the year ended December 31, 2014, as compared to same period in 2013. The decrease in selling, general and administrative costs of $839,963 for year ended December 31, 2014, over the same period in 2013, is primarily comprised of decrease in Chief Executive Officer’s compensation of approximately $453,000 (primarily non-cash); approximately $113,000 decrease in legal expense (partially non-cash); approximately $129,000 less consulting and other professional fees (primarily non-cash); $27,500 decrease in Board of Director Fees (non-cash); approximately $40,000 less trade show and advertising expenses; approximately $34,000 less in health insurance costs; approximately $18,000 decrease in dive shop payroll due to closure of retail store in 2013; and approximately $25,000 net decrease in other individually insignificant account increases and decreases during the year ended December 31, 2014 as compared to year ended December 31,2013. In the fourth quarter of 2013, the Chief Executive Officer reduced his salary, and the non-employee Board of Director compensation agreement was cancelled resulting in the significant decreases for the year ended December 31, 2014 compared to the same period in 2013. The primary reason for decline in consulting and other professional fees is consultants who accepted equity based compensation arrangements during the year ended December 31, 2013, had ceased providing services before the year ended December 31, 2014. The primary reason for decline in health insurance expense from the year ended December 31, 2014 compared to the year ended December 21, 2013 is result of a lower cost policy and less employees on in the plan during the current period. The decline in advertising expenses and other individually insignificant account balances is result of further streamlining of expenses and cash flows overall. The $71,673 decrease in research and development resulted due to the reduction in Chief Executive Officers salary since a percentage of his salary is allocated to research and development.

 Other (income) expense, net. For the year ended December 31, 2014, we had other expense, net of $26,541 as compared to other expense, net of $127,044 for the year ended December 31, 2013, a decrease of $100,503, or 79.11%. This account is comprised of other (income) expense, net, and interest expense. Other (income) expense, net, decreased by $44,022 income, net for the period, and is comprised of transactions that are generally of a non-recurring nature. Interest expense decreased by $144,525 for the period. The $44,022 decrease in other income, net during the year ended December 31, 2014 as compared to the same period in 2013, is primarily attributable to the following: approximately $56,000 decrease in sales commissions, approximately $17,000 decrease in royalty income on licensed patents; $47,500 return and retirement of year end 2012 stock bonuses granted to certain consultants during the first half of 2013; $25,788 loss on disposal of fixed assets, net of income from other items sold at time of 2014 relocation of the headquarters and manufacturing facility; $19,566 headquarters and manufacturing facility relocation expense in 2014; approximately $25,000 downward adjustment of estimated foreclosure liability during 2013; approximately $12,000 decline in other income, net of individually significant transactions; and partially offset by $31,463 write-off of accrued legal expense in 2014 due to resolution of prior years’ overbilling, and approximately $83,150 decrease in loss on extinguishment and/or settlement of convertible debentures. The $144,525 decrease in interest expense for the year ended December 31, 2014 as compared to the year ended December 31, 2013, is primarily due to approximately $155,000 less in convertible debenture interest due to fully accreted discounts before year ended December 31,2014, as well as lower convertible debenture balance outstanding during the period; and is partially offset by approximately $14,000 increase in related party interest for loan provided by non-employee Board of Director in the fourth quarter of 2013.

Provision for income tax expense. For the year ended December 31, 2014, we had a provision for income tax expense of $44, as compared to $7,478 for the year ended December 31, 2013, a decrease of $7,434, or 99.41%. The decrease is primarily a result of adjustment to valuation allowance against the deferred tax assets attributable to realization of the net operating loss carryforward, which occurred during year ended December 31, 2014.

Net loss. For the year ended December 31, 2014, we had net income of $94,369 as compared to net loss of $895,610 for the year ended December 31, 2013, an increase in net income of $989,979 or 110.54%. The $989,979 increase in net income is attributable to $911,636 decrease in operating expenses; $100,503 decrease in other expense, net; $7,434 decrease in provision for income taxes; and partially offset by $29,594 decrease in gross profit.

Liquidity and Capital Resources

As of December 31, 2014, the Company had cash and current assets of $774,291 and current liabilities of $1,356,642, or a current ratio of .57 to 1. As of December 31, 2013, the Company had cash and current assets of $950,643 and current liabilities of $1,760,058, or a current ratio of .54 to 1.

Contractual obligations of the Company as of December 31, 2014 are set forth in the following table:

Payments due by period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$35,147	$22,916	$12,231	—	—
Operating Lease Obligations	44,998	13,378	31,620	—	—
Convertible Debentures	376,645	376,645	—	—	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet under GAAP	—	—	—	—	—
Total	$456,790	$412,939	$43,851	—	—

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

We incurred net income of approximately $94,000 in 2014, and net loss of approximately $896,000 in 2013. Additionally, the Company has negative working capital, is behind on payments due for matured convertible debentures, related party notes payable, accrued liabilities and interest –related parties, and certain vendor payables. The Company is working out all matters of delinquency on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue. Our continued existence is dependent upon generating working capital and obtaining adequate new debt or equity financing. Because of our historical losses, we may not have working capital to permit us to remain in business through the end of the year, without improvements in our cash flow from operations or new financing. Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses.

The optional conversion features of a series of convertible debentures issued by the Company could require the Company to issue a substantial number of shares of common stock, which will cause dilution to the Company’s stockholders and a potentially negative effect on our stock price.

Since October 4, 2010, the Company has issued convertible debentures to several lenders and other third parties. At December 31, 2014 the outstanding principal balance of these debentures was approximately $377,000. The debentures convert under various conversion formulas, all of which are at a significant discount to market price of our common stock. The conversion of any of the debentures will result in the issuance of a significant number of shares of our common stock which will cause dilution to our existing shareholders. Furthermore, the conversion at a significant discount to the market price of our common stock may have a negative effect on our stock price.

Our common stock may be affected by limited trading volume and may fluctuate significantly.

Our common stock is traded on the OTC markets. There is a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Thinly traded common stock can be more volatile than common stock traded in an active public market. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

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

Our common stock is deemed to be “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

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

We depend on the services of our Chief Executive Officer.

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

We require additional personnel and could fail to attract or retain key personnel.

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

Our failure to obtain and enforce intellectual property protection may have a material adverse effect on our business.

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

We may be unable to manage growth.

Successful implementation of our business strategy requires us to manage our growth. Growth could place an increasing strain on our management and financial resources. If we fail to manage our growth effectively, our business, financial condition or operating results could be materially harmed, and our stock price may decline.

Reliance on vendors and manufacturers.

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

Dependence on consumer spending.

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

Government regulations may impact us.

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

Bad weather could have an adverse effect on operating results.

Our business is significantly impacted by weather patterns. Unseasonably cool weather, extraordinary amounts of rainfall, or unseasonably rough surf, may decrease boat use and diving, thereby decreasing sales. Accordingly, our results of operations for any prior period may not be indicative of results of any future period.

Investors should not rely on an investment in our stock for the payment of cash dividends.

We have not paid any cash dividends on our capital stock and we do not anticipate paying cash dividends in the future. Investors should not make an investment in our common stock if they require dividend income. Any return on an investment in our common stock will be as a result of any appreciation, if any, in our stock price.

The manufacture and distribution of recreational diving equipment could result in product liability claims and we currently lack product liability insurance.

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

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Our management has determined that as of February 25, 2015, we did not maintain effective internal controls over financial reporting based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework as a result of identified material weaknesses in our internal control over financial reporting related to overstatement of inventory by $107,324 and understatement of net loss by the same amount due to a system identified deficiency when timing of entry of new inventory items in sales order module preceded entry in the inventory module during the year ended December 31, 2013. This overstatement predominantly related to custom orders and caused us to restate our consolidated financial statements for the year ended December 31, 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. For a detailed description of these material weaknesses and our remediation efforts and plans, see “Part II — Item 9A — Controls and Procedures.” If the result of our remediation of the identified material weaknesses is not successful, or if additional material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 8.	Financial Statements.

Our consolidated financial statements appear beginning at page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based on that evaluation and as described below under “Management’s Report on Internal Control Over Financial Reporting,” we have identified material weaknesses in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) due to our lack of internal control over financial reporting related to a system identified deficiency when timing of entry of new inventory items in sales order module preceded entry in the inventory module during the year ended December 31, 2013 which was determined by the Company’s Board of Directors on February 25, 2015, that caused us to restate our consolidated financial statements for the year ended December 31, 2013 to correct an overstatement of inventory by $107,324 and understatement of net loss by the same amount due to a system identified deficiency when timing of entry of new inventory items in sales order module preceded entry in the inventory module during the year ended December 31, 2013. These weaknesses are described in more detail in the next section. As a result of these material weaknesses, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2014.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that, due to the material weaknesses described below, our internal control over financial reporting was not effective as of December 31, 2014.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis. The specific material weaknesses identified by our management were as follows: a lack of personnel with an appropriate level of SEC reporting and accounting experience and training in the application of U.S. Generally Accepted Accounting Principles (“GAAP”) commensurate with our financial reporting requirements and business environment. The weakness is principally due to lack of working capital to retain qualified employees, which are integral to the Company’s process for timely disclosure and financial reporting. Furthermore, our Chief Executive Officer and Chief Financial Officer, Mr. Robert Carmichael, lacks experience in U.S. GAAP and financial accounting. The weaknesses resulted in the inventory system deficiency during 2013 disclosed above. In addition, historical deficiencies have resulted in failure to timely file Form 8-K current reports relating to extinguishing debenture agreements, entering into new debenture agreements, significant debenture conversions, and other equity issuances during the period covered by this report. These transactions are disclosed in the notes to the Company’s financial statements for the period covered by this report included herein.

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

Remediation of Material Weakness in Internal Control

We believe the following actions we are taking will be sufficient to remediate the material weaknesses described above: we strengthened both our preventative and detective controls over inventory recording and reporting. We rely extensively on outside service providers to comply with our financial reporting requirements. Since our inception we have relied on an outside consultant with experience in this area to assist us prepare our financial statements and disclosures in accordance with U.S. GAAP. Until such time as we have a Chief Executive Officer and/or Chief Financial Officer with the requisite expertise in U.S. GAAP, there are no assurances that the significant deficiency in our internal control over timely financial reporting and disclosure.

To mitigate the chance for reoccurrence of this noted deficiency, as disclosed in the Liquidity and Capital Resources section of this 10-K Report, the Company is currently in the process of addressing its working capital shortfall whereby this would provide the needed funds to retain the legal, accounting, and external audit services required for timely disclosure and financial reporting.   As we work towards improvement of our internal control over financial reporting and implement remediation measures identified above, we may supplement or modify these remediation measures described above.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation of our controls performed during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The following is a list of our executive officers and directors. All directors serve one-year terms or until each of their successors are duly qualified and elected.

Name:	Age:	Position:

Robert M. Carmichael	52	President, Chief Executive Officer, Principal Financial Officer and Director

Mikkel Pitzner	47	Director

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

Directors

Our Board of Directors may consist of up to five (5) seats. Pursuant to our Bylaws, a majority of directors may appoint a successor to fill any vacancy on the Board of Directors without shareholder vote. Our Board has determined that Mr. Pitzner is independent under the NASDAQ Stock Market listing rules.

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

None.

Compliance with Section 16(a) Of the Securities Act Of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other of our equity securities. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us copies of all Section 16(a) forms they file. Based on available information, filings required under Section 16(a) were complied with for the period covered by this report, except as follows: Mr. Alexander Frasier Purdon filed one Form 3 and three Form 4’s during 2014 to report monthly compensation of payroll in stock, and none of the Forms were timely filed.

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

Shareholder Communications

Although we do not have a formal policy regarding communications with our Board, shareholders may communicate with the Board by writing to us at Brownie’s Marine Group, Inc., 3001 NW 25th Avenue, Suite 1, Pompano Beach, Florida 33069, Attention: Mr. Robert Carmichael.  Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Item 11.	Executive Compensation

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the years ended December 31, 2014 and 2013 to BWMG’s named executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

Summary Compensation Table

Name and Principal Position(s)	Year	Salary	Bonus	Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation	All Other Compen- sation	Total

Robert M. Carmichael, President, Principal	2014	$16,615	$—	$—		$—	$—	$—	$16,615	(1)
Executive Officer, and Principal Financial Officer	2013	$35,894	$—	$291,904	(2)	$—	$—	$—	$332,058	(2)

(1)	Executive compensation excludes certain transactions which are disclosed under “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

(2)	Stock awards of $291,904 consist of $30,000 incentive retention bonus, and $261,904 incremental equity based compensation. On December 23, 2013, the Chief Executive officer forgave the $261,904 payable to him by the Company whereby it was recorded as contributed capital.

Outstanding Equity Awards at Fiscal Year End

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised option (#) un- exercisable	Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($) per share	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity Incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Robert M. Carmichael, Principal Executive Officer, and Principal Financial Officer	234	(1) (2)			$1,350	March 2, 2019

(1)	See Footnote (2) to the Summary Compensation Table above.
(2)	See discussion of options issued for purchase of Intellectual Property as disclosed under “Item 13. Certain Relationships and Related Transactions, and Director Independence.” The number of options have been retroactively adjusted for the 1 –for- 1,350 reverse stock split on July 15, 2013.

Director Compensation

None.

Employment Agreements

None.

Securities Authorized for Issuance under Equity Compensation Plans

On August 22, 2007 the Company adopted an Equity Incentive Plan (the “Plan”). Under the Plan, Stock Options may be granted to Employees, Directors, and Consultants in the form of Incentive Stock Options or Nonstatutory Stock Options. Stock Purchase Rights, time vested and/performance invested Restricted Stock, and Stock Appreciation Rights and Unrestricted Shares may also be granted under the Plan. The initial maximum number of shares that may be issued under the Plan shall be 297 shares (adjusted for 1 –for- 1,350 reverse stock split), and no more than 71 Shares of Common Stock may be granted to any one Participant with respect to Options, Stock Purchase Rights and Stock Appreciation Rights during any one calendar year period. Common Stock to be issued under the Plan may be either authorized and unissued or shares held in treasury by the Company. The term of the Plan shall be ten years. The Board of Directors may amend, alter, suspend, or terminate the Plan at any time. The table below includes information as of December 31, 2014.

Equity Compensation Plan Information as of December 31, 2014

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted – average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	297	$1,350	0
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	297	$1,350	0

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Applicable percentage ownership in the following table is based on 70,364,157 shares of common stock outstanding as of March 5, 2015.   Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of march 5, 2015, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise disclosed these persons’ address is c/o Brownie’s Marine Group, Inc., 3001 NW 25th Avenue, Suite 1, Pompano Beach, FL 33069.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (4)
Executive Officers and Directors
Common	Robert Carmichael	461,291	(1)	.65%
Common	Mikkel Pitzner	2,038,431	(2)	2.82%
Common	All directors and executive officers as a group (2 persons)	2,499,722		3.47%
5% Shareholders
Common	Alexander F. Purdon	15,172,622	(3)	21.56%

Executive Officers and Directors
Series A Convertible Preferred Stock	Robert Carmichael	425,000	(4)	100.0%
Series A Convertible Preferred Stock	All directors and executive officers as a group (2 persons)	425,000		100.0%

(1)

Includes the following: aggregate of 234 shares of common stock underlying currently exercisable options exercisable at $1,350 per share; 42,182 shares of common stock payable by the Company under 2012 bonus awards; and 31,481 shares issuable upon conversion of 425,000 shares of Series A Preferred Stock. See also footnote 4.

(2)	Includes 1,802,621 shares underlying currently exercisable options, and 18,522 shares of common stock payable by the Company under 2012 bonus awards.
(3)	Includes 1,854 shares of common stock payable by the Company under 2012 bonus awards.
(4)	Mr. Carmichael owns 100% of the Series A Convertible Preferred Stock, each share of which has the number of votes 250 per share. The preferred stock votes with the Company’s common stock, except as otherwise required under Nevada law. Accordingly, Mr. Carmichael will own 61% of the combined voting power of the Common Stock and Series A Convertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Carmichael may differ from the interests of the other shareholders.

Item 13.          Certain Relationships and Related Transactions, and Director Independence.

On October 30, 2013, the Company signed a secured promissory note, with Mikkel Pitzner, the non-employee Board of Director (BOD) for $85,000. The proceeds were used to settle the Branch Banking and Trust (“BBT”) Judgment. Terms of the promissory note include secured by up to $200,000 in and to all of the Company’s right, title and interest in its fixed assets, inventory, receivables, and all documents including its books, records, and files; bearing interest at 21.21% per annum, due in monthly principal and interest payments of $8,585, and matured on November 1, 2014. Principal balance due at December 31, 2014 was $14,167. As of December 31, 2014, the Company was two months in arrears on payments due under the note. No notice of default has been received and the Company plans to make payments as able. As further inducement to make the loan, Mr. Pitzner was granted an option to purchase 1,802,565 shares of the Company’s common stock for $.01 per share. The option is exercisable immediately and will continue for a period ending two years from the agreement date with an option for cashless exercise based on a formula within the agreement. The closing price per share of the Company’s stock closing on the OTCBB on the date of the agreement was $.025 per share. As a result of the option granted, the Company recorded $44,610 stock option expense using the Black-Scholes valuation model on date of the agreement.

During the first quarter of 2014, the Company fully satisfied a note payable due the Chief Executive Officer for $49,702. Terms of the note were unsecured, bearing interest at 7.5% per annum, due in monthly principal and interest payments of $7,050, and matured on August 1, 2013.

On May 13, 2013, the Company granted the Chief Executive Officer 370,371 shares of common stock in satisfaction of $50,000 of note payable – related parties. The shares of stock were issued at the fair market value, or trading price, on the date of the transaction.

The Company sells products to Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers. Combined net revenues from these entities for year ended December 31, 2014, was $948,090. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2014, was $42.882, $4,128, and $8,451, respectively.

The Company sells products to Brownie’s Global Logistics, LLC. (“BGL”) and 940 Associates, Inc., fully owned by the Company’s Chief Executive Officer. Terms of sale are more favorable than those extended to BWMG’s regular customers, but no more favorable than those extended to Brownie’s strategic partners. Terms of sale to BGL approximate cost or include a nominal margin. These terms are consistent with those extended to Brownie’s strategic partners. Strategic partner terms on a per order basis include promotion of BWMG’s technologies and “Brownie’s” brand, offered only on product or services not offered for resale, and must provide for reciprocal terms or arrangements to BWMG on strategic partners’ product or services. BGL is fulfilling the strategic partner terms by providing exposure for BWMG’s technologies and “Brownie’s” brand in the yachting and exploration community word-wide through its operations. Combined net revenues from these entities for year ended December 31, 2014 was $181,355. Accounts receivable from BGL at December 31, 2014, was $2,107.

Sales to Pompano Dive Center for the year ended December 31, 2014 was $56,159. Terms of sale are no more favorable than those extended to any of the Company’s other customers. Accounts receivable from Pompano Dive Center at December 31, 2014 was $13,757.

Royalties expense – related parties – The Company has Non-Exclusive License Agreements with 940 Associates, Inc. (hereinafter referred to as “940A”), an entity owned by the Company’s Chief Executive Officer, to license product patents it owns. Under the terms of the license agreements effective January 1, 2005, the Company pays 940A $2.00 per licensed product sold, rates increasing 5% annually. Also with 940A, the Company has an Exclusive License Agreement to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. Based on this license agreement, the Company pays 940A 2.5% of gross revenues per quarter. Total royalty expense for the above agreements for the three and years ended December 31, 2014 and 2013, is disclosed on the face of the Company’s Consolidated Statements of Operations. As of December 31, 2014, the Company was approximately twenty-four months in arrears on royalty payments due. No default notice has been received and the Company plans to make payments as able.

Equity based compensation for Chief Executive Officer – On November 2, 2012, the Board of Directors (BODs) approved a stock incentive bonus to certain key employees and consultants to vest and pay out on May 2, 2013, contingent upon continued employment or services. The stock bonus price per share was calculated based on last closing price per the OTCBB on the effective date of the transaction. Of the total stock incentive bonuses declared for the key employees and consultants of $75,150 or 61,852 shares of common stock, the Chief Executive was awarded $45,000 or 37,037 shares. The Company recorded compensation expense ratably over the vesting period, and for the three and years ended December 31, 2013, compensation expense to the Chief Executive Officer related to this transaction was $0 and $30,000, respectively. In addition, on February 23, 2013, the Company declared a bonus payable for the years ended 2012 for certain employees, service providers, and consultants. As part of this bonus, the Chief Executive Officer was awarded $67,000 to be paid out in cash or stock based on later determination by the BODs. This amount was included in operating expense for the year ended December 31, 2012. See table below for inclusion in other liabilities and accrued interest – related parties. Further, pursuant to a Written Consent of the BODs of the Company on June 11, 2012, clarifying a meeting held on May 31, 2012, the BOD declared an $83,333 bonus due the Chief Executive Officer payable in shares of restricted stock. The shares vested as of January 2, 2013. The grant price per share was based on the closing price of the stock on May 31, 2012. For accounting purposes, the Company recognized $83,333 operating expense ratably over the seven months the shares vested. These shares are included in shares payable on the statement of stockholders’ deficit. Lastly, the Chief Executive Officer’s monthly salary was increased by $16,667 per month beginning in June 2012, payable in restricted stock calculated based on a monthly weighted average share factor of .70, or a 30% discount (“incremental salary”). The shares were to vest nine months after the last day of each month, continued employment was requirement for vesting, and shares would not be issuable until vested. The Company recorded $23,801 operating expense each month related to the incremental salary, which was $16,667 plus $7,144 discount added back to record at full monthly weighted average price per market. On December 23, 2013, the Chief Executive Officer forgave all incremental salary shares payable to him by the Company from 2012 and through November 2013. As a result, the Company recorded $428,578 contribution to Additional Paid in Capital for the year ended December 31, 2013, for the cancellation of the $261,904, and $166,667 stock payable from 2013 and 2012, respectively.

Non-employee Board of Director fees and bonus – Effective December 23, 2013, the Board of Directors cancelled the $2,500 per month non-employee Board of Director fee agreement under which Mikkel. Pitzner was being compensated. In addition, Mr. Pitzner forgave the $27,500 BOD fees due in shares payable and/or paid him monthly through November 2013. Related to the forgiveness of the BOD fees for 2013, the Company cancelled related stock payable to him, recorded $5,917 receivable for the stock due back from him, and recorded the $27,500 as contribution to Additional Paid in Capital. During the three months ended December 31, 2014, Mr. Pitzner returned 14,406 shares, or $1,383 of $5,917.

On February 23, 2013, the Company declared a bonus payable for the years ended 2012 for certain employees, service providers, and consultants. As part of this bonus, Mr. Pitzner was awarded restricted shares of common stock with $73,000 fair market value. The shares were issued to Mr. Pitzner during the three months ended December 31, 2013.

Equity based compensation to employee – During November 2013, Alexander F. Purdon, an employee of the Company, exceeded 10% ownership whereby he was reclassified to related party. The Company pays Mr. Purdon’s employment compensation in restricted shares of stock in lieu of cash. The number of shares paid is based on the weighted average price per share during the months the services were rendered. For the years ended December 31, 2014 and 2013, stock based compensation to Mr. Purdon was $54,000 and $54,000, respectively. In addition, of the $129,500 employee bonuses declared payable for 2012 year end, which is payable in stock or cash to be determined by the Board of Directors, Mr. Purdon is due $17,500. Lastly, of 61,852 total shares of common stock attributable to incentive retention bonuses declared by the Board of Directors in 2012, which vested as of May 2013, Mr. Purdon is payable 1,852 shares of stock, which were valued at $2,250. These shares are included in shares payable on the statement of stockholders’ deficit.

Patent purchase agreements – In the first quarter of 2010, the Carleigh Rae Corporation (herein referred to as “CRC”), an entity that the Company’s Chief Executive Officer has an ownership interest, transferred ownership rights to the Company of patents previously subject to Non-Exclusive License Agreements. Effective December 24, 2010, the Company finalized and executed terms of the purchase from CRC for payment of $25,500 and nominal shares of the Company’s common stock. In addition, the principals of CRC were entitled to a percentage of future sales amounting to $8,250 of products the Company was to receive in conjunction with two patent infringement lawsuits settled in the third quarter of 2010. See Other liabilities and accrued interest– related parties below for inclusion of $6,017 remaining from the original $8,250 liability due the Principals of CRC. By acquiring the IP the Company (i) has an opportunity to further develop the IP, (ii) has the ability to incorporate the IP into current and future products, and (iii) has the opportunity to license the IP to third parties.

Other liabilities and accrued interest– related parties consists of the following at:

December 31, 2014

Year-end 2012 bonus payable to Chief Executive Officer	$67,000
Year-end 2012 bonus payable to employee	17,500
Accrued interest on note payable non-employee Board of Director	3,004
Due to Principals of Carleigh Rae Corp., net	6,017
$93,521

Restricted common stock issued for personal guarantee – On April 21, 2011, the Company granted Robert Carmichael, the Chief Executive Officer, 14,815 shares of restricted common stock in consideration of personal guarantees he provided to secure restatement and consolidation of the first and second mortgages of the Company. The restrictions on the common stock expired 50% on April 20, 2012, and 50% on April 20, 2013, since Mr. Carmichael continued his full time employment with the Company. The company valued the stock at determined fair market value per share on the date of the transaction and has recorded $1,000,000 of compensation expense to Mr. Carmichael ratably over the two-year term in which the restrictions expired. The unearned balance of the compensation was recorded as prepaid compensation as a component of shareholders’ deficit. For the year ended December 31, 2013, the Company fully amortized the remaining $137,494 of prepaid compensation under this agreement.

Stock options outstanding from patent purchase – Effective March 3, 2009, the Company entered into a Patent Purchase Agreement with Robert M. Carmichael, the Chief Executive Officer of the Company. The Company purchased several patents it had previously been paying royalties on and several related unissued patents. In exchange for the Intellectual Property (“IP), the Company issued Mr. Carmichael 234 stock options (adjusted for 1 –for– 1,350 reverse stock split) at a $1,350 exercise price with expiration ten years from the effective date of grant, or March 2, 2019. None of the options have been exercised to-date.

Director independence

Mr. Mikkel Pitzner is considered “independent” within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

Item 14. Principal Accounting Fees and Services.

Fees to Auditors Fiscal Year ended December 31, 2014

Audit Fees: The aggregate fees, including expenses, billed by principal accountants for professional services rendered for the audit of the Company’s consolidated financial statements during fiscal year ending December 31, 2014 and for the review of the Company’s financial information included in its quarterly reports on Form 10-Q during the fiscal year ending December 31, 2013 or services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal year ending December 31, 2014 was $36,000.

Audit Related Fees: The aggregate fees, including expenses, billed by principal accountants for assurance and related services reasonably related to the performance of the Company’s audit or review of the Company’s financial statements during the year ended December 31, 2014 were $-0-.

Tax Fees: The aggregate fees, including expenses, billed by principal accountants for tax compliance, tax advice and tax planning during year 2014 was $3,000.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by principal accountants during year 2014 was $-0-.

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

* Attached as Exhibit 101 to this report are the following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Deficit (iv) the Consolidated Statements of Cash Flows, and (iv) related notes to these consolidated financial statements tagged as blocks of text.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2015	Brownie’s marine group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2015	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Director

Date: March 30, 2015	By:	/s/ Mikkel Pitzner
Mikkel Pitzner
Director

BROWNIE’S MARINE GROUP, INC.

TABLE OF CONTENTS FOR CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Brownie's Marine Group, Inc.

We have audited the accompanying consolidated balance sheet of Brownie's Marine Group, Inc. as of December 31, 2014, and the related consolidated statements of operation, stockholders’ deficit, and cash flow for the year ended December 31, 2014. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brownie's Marine Group, Inc. as of December 31, 2014, and the results of its operation and its cash flow for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RMSM, LLP

RMSM, LLP

March 30, 2015

Las Vegas, Nevada

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Brownie's Marine Group, Inc.

We have audited the accompanying consolidated balance sheet of Brownie's Marine Group, Inc. as of December 31, 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brownie's Marine Group, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L.L. Bradford & Company, LLC

L.L. Bradford & Company, LLC

March 17, 2014 (except for the effect of the restatement discussed in Note 23 to the consolidated financial statements, for which the date is March 30, 2015)

Las Vegas, Nevada

BROWNIE’S MARINE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013, Restated
ASSETS

Current assets
Cash	$19,188	$70,084
Accounts receivable, net of $47,000 and $39,000 allowance for doubtful accounts, respectively	41,693	30,298
Accounts receivable - related parties	71,325	105,942
Inventory	606,213	628,602
Prepaid expenses and other current assets	30,195	109,523
Other current assets - related parties	5,444	5,917
Deferred tax asset, net - current	233	277
Total current assets	774,291	950,643

Property and equipment, net	108,506	76,265

Deferred tax asset, net - non-current	2,330	2,330
Other assets	31,049	27,635

Total assets	$916,176	$1,056,873

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$462,776	$517,058
Customer deposits and unearned revenue	40,385	99,610
Royalties payable - related parties	127,661	137,129
Other liabilities	232,738	252,009
Other liabilities and accrued interest - related parties	93,521	90,517
Convertible debentures, net	376,645	523,576
Notes payable - current portion	8,749	12,540
Notes payable - related parties - current portion	14,167	127,619
Total current liabilities	1,356,642	1,760,058

Long-term liabilities
Notes payable - long-term portion	12,231	2,765

Total liabilities	1,368,873	1,762,823

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding	425	425
Common stock; $0.0001 par value; 5,000,000,000 shares authorized; 83,772,236 and 10,049,140 shares issued, respectively; 60,471,929 and 5,672,051 shares outstanding, respectively	6,047	567
Common stock payable; $0.0001 par value; 195,610 and 200,795 shares, respectively	20	20
Additional paid-in capital	8,631,496	8,478,092
Accumulated deficit	(9,090,685)	(9,185,054)
Total stockholders’ deficit	(452,697)	(705,950)

Total liabilities and stockholders’ deficit	$916,176	$1,056,873

See Accompanying Notes to Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013, Restated

Net revenues
Net revenues	$1,550,238	$1,924,445
Net revenues - related parties	1,185,603	946,243
Total net revenues	2,735,841	2,870,688

Cost of net revenues
Cost of net revenues	1,925,528	2,027,288
Royalties expense - related parties	66,098	69,591
Total cost of net revenues	1,991,626	2,096,879

Gross profit	744,215	773,809

Operating expenses
Selling, general and administrative	619,174	1,459,137
Research and development costs	4,087	75,760
Total operating expenses	623,261	1,534,897

Income (loss) from operations	120,954	(761,088)

Other (income) expense, net
Other (income) expense, net	(29,709)	(73,731)
Interest expense	39,726	198,342
Interest expense - related parties	16,524	2,433
Total other (income) expense, net	26,541	127,044

Net income (loss) before provision for income taxes	94,413	(888,132)

Provision for income tax expense	44	7,478

Net income (loss)	$94,369	$(895,610)

Basic income (loss) per common share	$0.00	$(0.36)
Diluted income (loss) per common share	$0.00	$(0.36)

Basic weighted average common shares outstanding	27,745,173	2,484,342
Diluted weighted average common shares outstanding	73,650,957	2,484,342

See Accompanying Notes to Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

							Prepaid	Additional		Total
	Common stock		Preferred stock		Common stock payable		Equity Based	paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Compensation	capital	deficit	deficit

Balance, December 31, 2012	401,424	$40	425,000	$425	962,940	$96	$137,494	$7,648,732	$(8,289,444)	$(777,645)

Issuance of stock payable from prior reporting periods	851,852	85	—	—	(851,852)	(85)	—	—	—	—

Stock granted or payable for consulting, legal, and other professional services	105,064	11	—	—	133,305	13	—	58,586	—	58,610

Equity based incentive/retention bonuses to consultants	5,185	1	—	—	8,643	1	—	16,299	—	16,301

Discounts on convertible debentures	—	—	—	—	—	—	—	72,053	—	72,053

Equity based compensation and incentive/ retention bonus to Chief Executive Officer	—	—	—	—	3,375,907	338	—	291,566	—	291,904

Forgiveness and cancellation of certain equity based compensation due Chief Executive Officer	—	—	—	—	(3,431,001)	(343)	—	343	—	—

Amortization of prepaid equity based compensation to Chief Executive Officer	—	—	—	—	—	—	137,494	—	—	137,494

Conversion of note payable - related party (Chief Executive Officer) to stock	370,370	37	—	—	—	—	—	49,963	—	50,000

Conversion of Board of Directors’ fees payable to stock	12,346	1	—	—	—	—	—	14,999	—	15,000

Equity based Board of Director’s fees	22,635	2	—	—	216,070	22	—	27,476	—	27,500

Forgiveness of Board of Director’s fees	—	—	—	—	(216,070)	(22)	—	5,939	—	5,917

Stock options granted with note payable - - related party (Board of Director)	—	—	—	—	—	—	—	44,610	—	44,610

Conversion of employee compensation payable to stock	959,870	96	—	—	—	—	—	53,904	—	54,000

Equity based incentive/retention bonuses to employees	—	—	—	—	2,716	-	—	3,300	—	3,300

Conversion of accrued interest and fees convertible debentures to stock	42,444	4	—	—	—	—	—	7,398	—	7,402

Conversion of convertible debentures to stock	3,017,602	302	—	—	—	—	—	176,832	—	177,134

Extinguishment of convertible debentures	—	—	—	—	—	—	—	46,913	—	46,913

Equity based compensation for exclusivity pursuant to agreement with Precision Paddleboards, Inc.	—	—	—	—	137	—	—	6,667	—	6,667

Retirement of certain 2012 year end equity bonuses returned by consultants	(117,284)	(12)	—	—	—	—	—	(47,488)	—	(47,500)

Adjustment for shares rounded upward as a result of 1-for-1,350 reverse split	543	—	—	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	—	—	—	(788,286)	(788,286)

Balance, December 31, 2013, as previously stated	5,672,051	$567	425,000	$425	195,610	$20	$—	$8,478,092	$(9,077,730)	$(598,626)

Correction of inventory accounting error									(107,324)	(107,324)

Balance, December 31, 2013, restated	5,672,051	$567	425,000	$425	195,610	$20	$—	8,478,092	$(9,185,054)	$(705,950)

Conversion of related party employee compensation payable to stock	10,842,129	1,084	—	—	—	—	—	52,916	—	54,000

Conversion of accrued interest on convertible debentures to stock	1,544,778	154	—	—	—	—	—	3,848	—	4,002

Conversion of convertible debentures to stock	42,427,377	4,243	—	—	—	—	—	98,022	—	102,265

Retirement of shares returned by non-employee Board of Director	(14,406)	(1)	—	—	—	—	—	(1,382)	—	(1,383)

Net profit	—	—	—	—	—	—	—	—	94,369	94,369

Balance, December 31, 2014	60,471,929	$6,047	425,000	$425	195,610	$20	$—	$8,631,496	$(9,090,685)	$(452,697)

See Accompanying Notes to Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013, Restated

Cash flows provided by (used in) operating activities:
Net income (loss)	$94,369	$(895,610)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	21,570	18,675
Amortization of leasehold improvements	2,599	941
Change in deferred tax asset, net	44	7,478
Equity based compensation for consulting and legal services	—	58,610
Equity based compensation for product exclusivity	—	6,667
Equity based employee and consultant bonuses	—	19,600
Stock options issued to non-employee Board of Director as incentive to enter in note-payable-related party		44,610
Equity based non-employee Board of Director’ fees	—	27,500
Accretion of convertible debenture discounts	3,334	133,793
Equity based Chief Executive Officer compensation and bonuses	—	291,905
Amortization of prepaid equity based compensation to Chief Executive Officer	—	137,494
Loss on disposal of fixed assets	26,041	—
Loss on extinguishment of convertible debentures	—	93,825
Retirement of certain 2012 year end consultant bonuses	—	(47,500)
Changes in operating assets and liabilities:
Change in accounts receivable, net	(11,395)	(9,742)
Change in accounts receivable - related parties	34,617	(54,239)
Change in inventory	22,389	(24,735)
Change in prepaid expenses and other current assets	5,945	39,328
Change in other current assets - related parties	473	—
Change in other assets	(3,414)	4,000
Change in accounts payable and accrued liabilities	(43,768)	101,082
Change in customer deposits and unearned revenue	(59,225)	45,932
Change in other liabilities	(858)	(116,818)
Change in other liabilities and accrued interest - related parties	74,504	—
Change in royalties payable - related parties	(9,468)	(434)
Net cash provided by (used in) operating activities	157,757	(117,638)

Cash flows from investing activities:
Purchase of fixed assets	(82,451)	(23,600)
Net cash used in investing activities	(82,451)	(23,600)

Cash flows from financing activities:
Proceeds from borrowing on convertible debentures	—	176,750
Proceeds from short-term loans payable	—	200,000
Repayment against short-term loans	(18,413)	(2,000)
Principal payments on convertible debentures	—	(229,696)
Proceeds from notes payable	18,216	—
Principal payments on note payable	(12,553)	(12,259)
Proceeds from notes payable - related parties	—	85,000
Principal payments on note payable - related parties	(113,452)	(75,765)
Net cash (used in) provided by financing activities	(126,202)	142,030

Net change in cash	(50,896)	792

Cash, beginning of period	70,084	69,292

Cash, end of period	$19,188	$70,084

See Accompanying Notes to Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013, Restated

Supplemental disclosures of cash flow information:
Cash paid for interest	$14,437	$16,324

Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash investing activities and future operating activities:
Discounts on convertible debentures	$—	$72,053

Conversion of convertible debentures to stock	$102,265	$177,134

Conversion of accrued payroll to stock - related party	$54,000	$54,000
`
Conversion of accrued interest and fees on convertible debentures to stock	$4,002	$7,402

Conversion of accrued Non-employee Board of Directors fees to stock	$—	$15,000

Retirement of shares returned by non-employee Board of Director	$1,383	$—

See Accompanying Notes to Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of business and summary of significant accounting policies

Description of business –Brownie’s Marine Group, Inc., (hereinafter referred to as the “Company” or “BWMG”) designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and nitrox generation systems, and scuba and water safety products through its wholly owned subsidiary Trevor Industries, Inc. The Company sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility in Fort Lauderdale, Florida. The Company does business as (dba) Brownie’s Third Lung, the dba name of Trebor Industries, Inc. The Company’s common stock is quoted on the OTC Markets (global) under the symbol “BWMG”.

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

Going Concern –The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. Although profitable for the year ended December 31, 2014, we have otherwise incurred losses since 2009. We have had a working capital deficit since 2009.

The Company is behind on payments due for matured convertible debentures, related parties notes payable, accrued liabilities and interest – related parties, and certain vendor payables. The Company is handling delinquencies on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue. Payment delinquencies are further addressed in Note 7. RELATED PARTIES TRANSACTIONS, Note 9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES, Note 10. OTHER LIABILITIES, Note 11. NOTES PAYABLE, and Note 12. CONVERTIBLE DEBENTURES.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of business and summary of significant accounting policies (continued)

Going Concern (continued) – During the fourth quarter of 2011, the Company formed a joint venture with one dive entity, and in the first quarter of 2012, purchased the assets of another, with assumption of their retail location lease. The Company accomplished both transactions predominantly through issuance of restricted common stock in BWMG. The Company believed these transactions would help generate sufficient future working capital. Neither endeavor generated the anticipated profit or cash-flow. Therefore, effective May 31, 2013, the Company closed and ceased operations at its retail facility. The Company was still involved in the joint venture as of December 31, 2014. See Note 17. JOINT VENTURE EQUITY EXCHANGE AGREEMENT and Note 8. ASSET PURCHASE for further discussion of these transactions. Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about BWMG’s ability to continue as a going concern within one year from date the financial statements are issued. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. BWMG has issued a number of convertible debentures as an interim measure to finance working capital needs as discussed in Note 12. CONVERTIBLE DEBENTURES and may continue to raise additional capital through sale of restricted common stock or other securities, and obtaining some short term loans. The Company has paid for legal and consulting services with restricted stock to maximize working capital, and intends to continue this practice when possible. In addition, the Company implemented some cost saving measures and will continue to explore more to reduce operating expenses.

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

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which occur. Advertising and trade show expense incurred for the years ended December 31, 2014, and 2013, was $3,686 and $43,583 respectively.

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

Stock-based compensation – The Company accounts for all compensation related to stock, options or warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes valuation model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued on the effective date of the agreement in accordance with generally accepted accounting principles, which includes determination of the fair value of the share-based transaction. The fair value is determined through use of the quoted stock price.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of business and summary of significant ACCOUNTING policies (continued)

Stock-based compensation (continued) – For the years ended December 31, 2014 and 2013, the Company compensated and/or converted all accrued payroll to stock for one related party employee. In addition, for the years ended December 31, 2014 and 2013, the Company transacted stock-based compensation transactions as follows: amortized prepaid equity based compensation for personal guarantees of Chief Executive Officer on Company’s bank debt; additional compensation expense to the Chief Executive Officer; Board of Directors’ fees and bonuses; certain consulting, legal, and other professional fees; equity based incentive and/or retention bonuses for some employees, and consultants; and operating expense for exclusivity pursuant to strategic alliance agreement payable. These transactions, as applicable, are also further discussed in Note 7. RELATED PARTIES TRANSACTIONS, Note 13. EQUITY BASED COMPENSATION FOR CONSULTING, LEGAL, AND OTHER PROFESSIONAL SERVICES, Note 20. EQUITY BASED INCENTIVE/RETENTION BONUSES, and Note 21. STRATEGIC ALLIANCE AGREEMENT.

Beneficial conversion features on convertible debentures – The fair value of the stock upon which to base the beneficial conversion feature (BCF) computation has been determined through use of the quoted stock price. See Note 12. CONVERTIBLE DEBENTURES for further discussion.

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

Fair value of financial instruments (continued) – At December 31, 2014, and 2013, the carrying amount of cash, accounts receivable, accounts receivable – related parties, customer deposits and unearned revenue, royalties payable – related parties, other liabilities, other liabilities and accrued interest – related parties, notes payable, notes payable – related parties, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The fair value of the Company’s convertible debentures was the principal balance due at December 31, 2014, and 2013, or $376,645, and $526,910, respectively, as presented in Note 12. CONVERTIBLE DEBENTURES. The principal balance due approximates fair value because of the short maturity of these instruments. On the face of the balance sheet the convertible debentures are presented net of discount, which is less than fair market value at period end dates when discount is not fully accreted.

Earnings per common share – Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. All common stock equivalent shares were included for the year ended December 31, 2014, and excluded in the computation of dilutive earnings per share for the year ended December 31, 2013, since their effect was antidilutive.

New accounting pronouncements –

In August 2014, the Financial Accounting and Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements Going Concern (Subtopic 205-206): Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The ASU requires an entity’s management to assess its ability to continue as going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. This includes (1) providing a definition of the term substantial doubt, (2) requiring an evaluation every reporting period including interim periods, (3) providing principles for considering then mitigating effect of management’s plans, (4) requiring certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requiring an express statement and other disclosures when substantial doubt is not alleviated, and (6) requiring an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The ASU is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter with early adoption permitted. The Company elected early adoption for the year ended December 31, 2014, with insignificant impact to both its current process for evaluating ability to continue as going concern and to its existing disclosures.

The Company believes there was no other new accounting guidance adopted, but not yet effective that either has not already been disclosed in prior reporting periods or is relevant to the readers of BWMG’s financial statements.

2.	INVENTORY

Inventory consists of the following as of:

	December 31, 2014	December 31, 2013, Restated

Raw materials	$331,879	$317,187
Work in process	—	—
Finished goods	274,334	311,415
	$606,213	$628.602

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets totaling $30,195 at December 31, 2014, consists of $21,508 prepaid inventory, $8,112 prepaid insurance, and $575 other current assets and prepaid expenses.

Prepaid expenses and other current assets totaling $109,523 at December 31, 2013, consists of $94,990 prepaid inventory, $14,141 prepaid insurance, and $392 other current assets.

4.	PROPERTYAND EQUIPMENT, NET

Property and equipment consists of the following as of:

	December 31, 2014	December 31, 2013

Factory and office equipment	$62,633	$89,357
Tooling	52,344	51,144
Computer equipment and software	23,932	10,308
Vehicles	44,160	25,945
Leasehold improvements	38,379	5,242
Furniture and fixtures	—	22,900
	221,448	204,896
Less: accumulated depreciation and amortization	(112,942)	(128,631)
	$108,506	$76,265

5.	OTHER ASSETS

Other assets of $31,049 at December 31, 2014, consists of $24,740 investment in joint venture, and $6,309 refundable deposits. Other assets of $27,635 at December 31, 2013 consists of $24,740 investment in joint venture, and $2,895 refundable deposits. See Note 18. JOINT VENTURE EQUITY EXCHANGE AGREEMENT for further information on investment in joint venture.

6.	CUSTOMER CREDIT CONCENTRATIONS

The Company sells to three entities owned by the brother of Robert Carmichael, the Company’s Chief Executive officer, and two Company’s owned by the Chief Executive Officer as further discussed in Note 7. RELATED PARTIES TRANSACTIONS. Combined sales to these five entities for the years ended December 31, 2014 and 2013, represented 41.28% and 29.15%, respectively, of total net revenues. Sales to no other customers for the years ended December 31, 2014, or 2013 represented greater than 10% of net revenues for the respective periods.

7.	RELATED PARTIES TRANSACTIONS

Notes payable – related parties

Notes payable – related parties consists of the following at December 31, 2014:

Promissory note payable to the non-employee Board of Director, secured by up to $200,000 in and to all of the Company’s right, title and interest in its fixed assets, inventory, receivables, and all documents including its books, records, and files; bearing interest at 21.21% per annum, due in monthly principal and interest payments of $8,585, matured on November 1, 2014	$14,167

Less amounts due within one year	14,167

Long-term portion of notes payable	$—

$14,167

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	RELATED PARTIES TRANSACTIONS (continued)

As of December 31, 2014, principal payments on the notes payable – related parties are as follows:

2015	$14,167
2016	—
2017	—
2018	—
2019	—
Thereafter	—
$14,167

During the first quarter of 2014, the Company fully satisfied the note payable due the Chief Executive Officer for $49,702, which had matured August 1, 2013. See terms below.

As of December 31, 2014, the Company was two months in arrears on payments due under the Note payable to the non-employee Board of Director. No notice of default has been received and the Company plans to make payments as able.

Notes payable – related parties consists of the following at December 31, 2013:

Promissory note payable to the Chief Executive Officer of the the Company, unsecured, bearing interest at 7.5% per annum, due in monthly principal and interest payments of $7,050, matured on August 1, 2013.	$49,702

Promissory note payable to the non-employee Board of Director, secured by up to $200,000 in and to all of the Company’s right, title and interest in its fixed assets, inventory, receivables, and all documents including its books, records, and files; bearing interest at 21.21% per annum, due in monthly principal and interest payments of $8,585, maturing on November 1, 2014.	77,917

127,619

Less amounts due within one year	127,619

Long-term portion of notes payable	$—

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

Net revenues and accounts receivable – related parties – The Company sells products to Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers. Combined net revenues from these entities for years ended December 31, 2014 and 2013, was $948,090 and $836,872, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2014, was $42.882, $4,128, and $8,451, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2013, was $11,926, $6,116, and $3,047, respectively.

The Company sells products to Brownie’s Global Logistics, LLC. (“BGL”) and 940 Associates, Inc., fully owned by the Company’s Chief Executive Officer. Terms of sale are more favorable than those extended to BWMG’s regular customers, but no more favorable than those extended to Brownie’s strategic partners. Terms of sale to BGL approximate cost or include a nominal margin. These terms are consistent with those extended to Brownie’s strategic partners. Strategic partner terms on a per order basis include promotion of BWMG’s technologies and “Brownie’s” brand, offered only on product or services not offered for resale, and must provide for reciprocal terms or arrangements to BWMG on strategic partners’ product or services. BGL is fulfilling the strategic partner terms by providing exposure for BWMG’s technologies and “Brownie’s” brand in the yachting and exploration community word-wide through its operations. Combined net revenues from these entities for years ended December 31, 2014, and 2013, were $181,355 and $15,710, respectively. Accounts receivable from BGL at December 31, 2014, and December 31, 2013 was $2,107 and $70,823, respectively.

Sales to Pompano Dive Center for the years ended December 31, 2014, and 2013, were $56,159 and $23,322, respectively. Terms of sale are no more favorable than those extended to any of the Company’s other customers. Accounts receivable from Pompano Dive Center at December 31, 2014 and December 31, 2013, was $13,757, and $14,029, respectively. See Note 17. JOINT VENTURE EQUITY EXCHANGE AGREEMENT for further discussion regarding Pompano Dive Center. .

Royalties expense – related parties – The Company has Non-Exclusive License Agreements with 940 Associates, Inc. (hereinafter referred to as “940A”), an entity owned by the Company’s Chief Executive Officer, to license product patents it owns. Under the terms of the license agreements effective January 1, 2005, the Company pays 940A $2.00 per licensed product sold, rates increasing 5% annually. Also with 940A, the Company has an Exclusive License Agreement to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. Based on this license agreement, the Company pays 940A 2.5% of gross revenues per quarter. Total royalty expense for the above agreements for the three and years ended December 31, 2014 and 2013, is disclosed on the face of the Company’s Consolidated Statements of Operations. As of December 31, 2014, and December 31, 2013, the Company was approximately twenty-four and twenty-nine months in arrears, respectively, on royalty payments due. No default notice has been received and the Company plans to make payments as able.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	RELATED PARTIES TRANSACTIONS (continued)

Equity based compensation for Chief Executive Officer – On November 2, 2012, the Board of Directors (BODs) approved a stock incentive bonus to certain key employees and consultants to vest and pay out on May 2, 2013, contingent upon continued employment or services. The stock bonus price per share was calculated based on last closing price per the OTCBB on the effective date of the transaction. Of the total stock incentive bonuses declared for the key employees and consultants of $75,150 or 61,852 shares of common stock, the Chief Executive was awarded $45,000 or 37,037 shares. The Company recorded compensation expense ratably over the vesting period, and for the three and years ended December 31, 2013, compensation expense to the Chief Executive Officer related to this transaction was $0 and $30,000, respectively. See Note 20. EQUITY BASED INCENTIVE/RETENTION BONUSES for further discussion. In addition, on February 23, 2013, the Company declared a bonus payable for the years ended 2012 for certain employees, service providers, and consultants. As part of this bonus, the Chief Executive Officer was awarded $67,000 to be paid out in cash or stock based on later determination by the BODs. This amount was included in operating expense for the year ended December 31, 2012. See table below for inclusion in other liabilities and accrued interest – related parties. Further, pursuant to a Written Consent of the BODs of the Company on June 11, 2012, clarifying a meeting held on May 31, 2012, the BOD declared an $83,333 bonus due the Chief Executive Officer payable in shares of restricted stock. The shares vested as of January 2, 2013. The grant price per share was based on the closing price of the stock on May 31, 2012. For accounting purposes, the Company recognized $83,333 operating expense ratably over the seven months the shares vested. These shares are included in shares payable on the statement of stockholders’ deficit. Lastly, the Chief Executive Officer’s monthly salary was increased by $16,667 per month beginning in June 2012, payable in restricted stock calculated based on a monthly weighted average share factor of .70, or a 30% discount (“incremental salary”). The shares were to vest nine months after the last day of each month, continued employment was requirement for vesting, and shares would not be issuable until vested. The Company recorded $23,801 operating expense each month related to the incremental salary, which was $16,667 plus $7,144 discount added back to record at full monthly weighted average price per market. On December 23, 2013, the Chief Executive Officer forgave all incremental salary shares payable to him by the Company from 2012 and through November 2013. As a result, the Company recorded $428,578 contribution to Additional Paid in Capital for the year ended December 31, 2013, for the cancellation of the $261,904, and $166,667 stock payable from 2013 and 2012, respectively.

Non-employee Board of Director fees and bonus – Effective December 23, 2013, the Board of Directors cancelled the $2,500 per month non-employee Board of Director fee agreement under which Mikkel. Pitzner was being compensated. In addition, Mr. Pitzner forgave the $27,500 BOD fees due in shares payable and/or paid him monthly through November 2013. Related to the forgiveness of the BOD fees for 2013, the Company cancelled related stock payable to him, recorded $5,917 receivable for the stock due back from him, and recorded the $27,500 as contribution to Additional Paid in Capital. During the three months ended December 31, 2014, Mr. Pitzner returned 14,406 shares, or $1,383 of $5,917.

On February 23, 2013, the Company declared a bonus payable for the years ended 2012 for certain employees, service providers, and consultants. As part of this bonus, Mr. Pitzner was awarded restricted shares of common stock with $73,000 fair market value. The shares were issued to Mr. Pitzner during the three months ended December 31, 2013.

Equity based compensation to employee – During November 2013, Alexander F. Purdon, an employee of the Company, exceeded 10% ownership whereby he was reclassified to related party. The Company pays Mr. Purdon’s employment compensation in restricted shares of stock in lieu of cash. The number of shares paid is based on the weighted average price per share during the months the services were rendered. For the years ended December 31, 2014 and 2013, stock based compensation to Mr. Purdon was $54,000 and $54,000, respectively. In addition, of the $129,500 employee bonuses declared payable for 2012 year end, which is payable in stock or cash to be determined by the Board of Directors, Mr. Purdon is due $17,500. Lastly, of 61,852 total shares of common stock attributable to incentive retention bonuses declared by the Board of Directors in 2012, which vested as of May 2013, Mr. Purdon is payable 1,852 shares of stock, which were valued at $2,250. These shares are included in shares payable on the statement of stockholders’ deficit.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	RELATED PARTIES TRANSACTIONS (continued)

Patent purchase agreements – In the first quarter of 2010, the Carleigh Rae Corporation (herein referred to as “CRC”), an entity that the Company’s Chief Executive Officer has an ownership interest, transferred ownership rights to the Company of patents previously subject to Non-Exclusive License Agreements. Effective December 24, 2010, the Company finalized and executed terms of the purchase from CRC for payment of $25,500 and nominal shares of the Company’s common stock. In addition, the principals of CRC were entitled to a percentage of future sales amounting to $8,250 of products the Company was to receive in conjunction with two patent infringement lawsuits settled in the third quarter of 2010. See Other liabilities and accrued interest– related parties below for inclusion of $6,017 remaining from the original $8,250 liability due the Principals of CRC. By acquiring the IP the Company (i) has an opportunity to further develop the IP, (ii) has the ability to incorporate the IP into current and future products, and (iii) has the opportunity to license the IP to third parties.

Other liabilities and accrued interest– related parties

Other liabilities and accrued interest– related parties consists of the following at:

	December 31, 2014	December 31, 2013

Year-end 2012 bonus payable to Chief Executive Officer	$67,000	$67,000
Year-end 2012 bonus payable to employee	17,500	17,500
Accrued interest on note payable non-employee Board of Director	3,004	—
Due to Principals of Carleigh Rae Corp., net	6,017	6,017
	$93,521	$90,517

Restricted common stock issued for personal guarantee – On April 21, 2011, the Company granted Robert Carmichael, the Chief Executive Officer, 14,815 shares of restricted common stock in consideration of personal guarantees he provided to secure restatement and consolidation of the first and second mortgages of the Company. The restrictions on the common stock expired 50% on April 20, 2012, and 50% on April 20, 2013, since Mr. Carmichael continued his full time employment with the Company. The company valued the stock at determined fair market value per share on the date of the transaction and has recorded $1,000,000 of compensation expense to Mr. Carmichael ratably over the two-year term in which the restrictions expired. The unearned balance of the compensation was recorded as prepaid compensation as a component of shareholders’ deficit. For the year ended December 31, 2013, the Company fully amortized the remaining $137,494 of prepaid compensation under this agreement.

Stock options outstanding from patent purchase – Effective March 3, 2009, the Company entered into a Patent Purchase Agreement with Robert M. Carmichael, the Chief Executive Officer of the Company. The Company purchased several patents it had previously been paying royalties on and several related unissued patents. In exchange for the Intellectual Property (“IP), the Company issued Mr. Carmichael 234 stock options (adjusted for 1 –for– 1,350 reverse stock split) at a $1,350 exercise price with expiration ten years from the effective date of grant, or March 2, 2019. None of the options have been exercised to-date.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	ASSET PURCHASE

On February 3, 2012, the Company entered into an asset purchase agreement with Florida Dive Industries, Inc. (“Seller”). On March 5, 2012, the same parties executed an amendment to the agreement (collectively, the “Agreement”). Under the terms of the Agreement, the Company acquired certain diving and related inventory, and Seller provided a three year non-compete agreement within a 10-mile wide radius. In addition, the Company assumed a commercial lease obligation for a retail dive store in Boca Raton, Florida beginning in April 1, 2012. The lease was automatically renewable on an annual basis through May 31, 2014, with 90 days written notice assuming the Lessee was in compliance with all terms of the lease. On May 31, 2013, the Company closed the dive store and vacated the premises. The $3,200 lease deposit was returned during the year ended December 31, 2013. As of December 31, 2014, the Company had paid Seller $9,643 toward the $22,500 cash purchase price leaving a balance of $12,857 included in other liabilities.

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $462,776 at December 31, 2014, consists of $196,027 accounts payable trade, $31,669 accrued payroll and fringe benefits, $45,000 accrued year-end bonuses, $39,242 accrued payroll taxes and withholding, and $150,838 accrued interest. Accrued payroll taxes and withholding were approximately nine months in arrears at December 31, 2014. Balances due certain vendors are also due in arrears to varying degrees. The Company is handling all delinquent accounts on a case by case basis.

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

Other liabilities of $232,738 at December 31, 2014, consists of $216,586 short-term loans, $12,857 payable for assets purchased pursuant to Asset Purchase Agreement (Note 8. ASSET PURCHASE), and $3,295 on-line training liability. Other liabilities of $252,009 at December 31, 2013, consists of $235,000 short-term loans, $12,857 payable for assets purchased pursuant to Asset Purchase Agreement, $3,169 on-line training liability, and $983 other liabilities. The $235,000 short-term loans is comprised of three loans due on demand from unrelated parties. The loans have no other stated terms except one for $200,000 indicated it was for settlement of debenture debt. Therefore, the Company used the proceeds from that loan toward settlement of convertible debentures referenced in (13) of Note 12. CONVERTIBLE DEBENTURES.

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

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	NOTES PAYABLE,

Notes payable consists of the following as of December 31, 2014:

Promissory note payable, unsecured, bearing interest at 5% simple interest per annum, due in weekly principal and interest payments of $250, maturing on March 10, 2015.	$2,764

Promissory note payable, secured by vehicle underlying loan having carrying value of $17,760 at December 31, 2014, bearing interest at 1.9% per annum, due in monthly principal and interest payments of $523, maturing on December 5, 2017.	18,216
20,980

Less amounts due within one year	8,749

Long-term portion of notes payable	$12,231

As of December 31, 2014, principal payments on the notes payable are as follows:

2015	$8,749
2016	6,099
2017	6,133
2018	—
2019	—
Thereafter	—

$12.231

The unsecured note payable in the table above and as reflected table below in the December 31, 2013, note payable balance resulted from conversion of a vendor payable dating back to February 2011. The note payable was restructured once in June 2012 to reduce the monthly payments and to extend the maturity.

Notes payable consists of the following as of December 31, 2013:

Promissory note payable, unsecured, bearing interest at 5% simple interest per annum, due in weekly principal and interest payments of $250, maturing on March 10, 2015.	$15,305

Less amounts due within one year	12,540

Long-term portion of notes payable	$2,765

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	CONVERTIBLE DEBENTURES

Convertible debentures consist of the following at December 31, 2014:

					Period	Period
		Origination	Origination	Period End	End	End	Accrued
Maturity	Interest	Principal	Discount	Principal	Discount	Balance,	Interest
Date	Rate	Balance	Balance	Balance	Balance	Net	Balance	Ref.
5/27/2011	10%	125,000	(53,571)	$58,750	-	$58,750	$28,829	(2)
11/11/2011	5%	76,000	(32,571)	-	-	-	-	(3)
5/2/2013	8%	42,500	(27,172)	-	-	-	-	(4)
8/2/2013	8%	78,500	(50,189)	4,680	-	4,680	6,280	(4)
5/5/2012	5%	300,000	(206,832)	300,000	-	300,000	110,000	(6)
8/31/2013	5%	10,000	(4,286)	10,000	-	10,000	1,679	(7)
	10%	See ref (9) for Discussion			-	-	379	(9)
2/10/2014	10%	5,500	-	472	-	472	167	(10)
2/10/2014	10%	39,724	-	2,743	-	2,743	3,503	(11)
4/14/2013	9.90%	20,000	(13,333)	-	-	-	-	(14)

				$376,645		$376,645	$150,837

Reference numbers in right hand column of table entitled Ref. refer to paragraphs with corresponding numbers that immediately follow this paragraph. The referenced paragraphs also support the December 31, 2013 table, which appears at the end of this Note. Therefore, some of the number references do not appear in the table above (i.e. Ref. 1), but appear in the December 31, 2013 table below.

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

On August 8, 2012, the Company borrowed $42,500 from this same lender in exchange for a convertible debenture maturing on May 10, 2013. Beginning 180 days after the date of the debenture, lender could have converted the note to common shares at a 39% discount pursuant to the same terms and conditions discussed in preceding paragraph. The Company valued the BCF of the convertible debenture at $27,172. Accordingly, the $42,500 debenture was discounted by the amount of the BCF. The Company accreted the discount to the convertible debenture through its maturity and recognized interest expense until full conversion. The lender fully converted this debenture to shares of common stock with $34,055 converted during the year ended December 31, 2013, and $8,445 converted during the year ended December 31, 2014. In addition, $1,700 accrued interest on the convertible debenture was converted to stock in the first quarter of 2014. The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

On October 31, 2012, the Company borrowed $78,500 from this same lender in exchange for a convertible debenture maturing on August 2, 2013. Beginning 180 days after the date of the debenture, lender could have converted the note to common shares at a 39% discount pursuant to the same terms and conditions discussed in two paragraphs preceding this one. The Company valued the BCF of the convertible debenture at $50,189, and accordingly, discounted the $78,500 debenture by this amount. The Company is accreting the discount to the convertible debenture through its maturity and will recognize interest expense until paid in full or converted. During the year ended December 31, 2014, the lender converted $73,820 of the convertible debenture to shares of common stock. The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

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

As of December 31, 2014 and December 31, 2013, the lender had assigned a cumulative $5,500 under the debenture to four separate parties, and $23,500 to another party. See reference (10) and (12), respectively, related to the assignments.

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

The new debentures were issued with the same following terms and conditions: The Company may prepay at any time in an amount equal to 150% of the principal and accrued interest. The conversion price under the debentures is $.37125 (adjusted for 1-for-1,350 reverse stock split), and the lender may convert at any time until the debenture plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender will be limited to maximum conversion of 4.99% of the outstanding Common Stock of the Company at any one time. During the years end December 31, 2013, the lender converted $3,211 of the debenture with original principal balance of $39,724 to stock. The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

On January 18, 2013, the lender sold/assigned all rights and interest on one of its three debentures having net book value of $16,000 plus accrued interest of $1,512. On the same day, the lender sold/assigned all rights and interest on another of its three debentures having a net book value of $56,250, plus $4,825 of accrued interest. See reference (13) which discusses the terms and conditions surrounding the new debentures issued upon extinguishment of the two originals as well as accounting treatment of the transactions. As of December 31, 2014, the lender still held the third debenture with original principal balance of $39,724 with net book value of $2,743.

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

(14)	On April 8, 2013, the Company borrowed $20,000 in exchange for a convertible debenture. The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (40%) discount as determined from the lowest trading price for the 5 trading days prior to the conversion notice. The Company valued the BCF of the convertible debenture at $13,333 and is accreting the discount to the convertible debenture, and will recognize interest expense until paid in full or converted. During the year ended December 31, 2014, the lender converted $20,000 in full satisfaction of the convertible debenture to shares of common stock. In addition, during the year ended 2014, the Company converted all the accrued interest on the debenture, or $2,302, to shares of common stock. The debenture and interest conversion stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible debentures consist of the following at December 31, 2013:

						Period	Period
			Origination	Origination	Period End	End	End	Accrued
Origination	Maturity	Interest	Principal	Discount	Principal	Discount	Balance,	Interest
Date	Date	Rate	Balance	Balance	Balance	Balance	Net	Balance	Ref.
10/4/2010	4/4/2011	5%	20,635	(20,635)	$-	-	$-	$-	(1)
11/27/2010	5/27/2011	10%	125,000	(53,571)	58,750	-	58,750	22,949	(2)
1/7/2011	11/11/2011	5%	76,000	(32,571)	48,000	-	48,000	7,950	(3)
2/10/2011	1/14/2012	8%	42,500	(42,500)	-	-	-	-	(4)
9/12/2011	6/14/2012	8%	37,500	(37,500)	-	-	-	-	(4)
12/19/2011	9/21/2012	8%	37,500	(37,500)	-	-	-	-	(4)
8/8/2012	5/2/2013	8%	42,500	(27,172)	8,445	-	8,445	3,949	(4)
10/31/2012	8/2/2013	8%	78,500	(50,189)	78,500	-	78,500	7,325	(4)
7/2/2012	4/5/2013	8%	78,500	(35,268)	-	-	-	-	(4)
3/9/2011	3/9/2012	10%	50,000	(34,472)	-	-	-	-	(5)
5/3/2011	5/5/2012	5%	300,000	(206,832)	300,000	-	300,000	80,000	(6)
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	-	10,000	1,175	(7)
9/8/2011	9/20/2011	10%	39,724	(17,016)	-	-	-	-	(8)
2/10, 5/18, 7/17, 11/8/2012	2/10, 5/18, 7/17, 11/8/2014	10%	42,750	-	-	-	-	379	(9)
3/14/2012	2/10/2014	10%	5,500	-	472	-	472	120	(10)
2/10/2012	2/10/2014	10%	39,724	-	2,743	-	2,743	3,227	(11)
3/9/2012	3/9/2014	10%	56,250	-	-	-	-	-	(11)
4/19, 8/17, 11/7/2012	4/4/2011, 2/10, 4/14/2014	5%, 10%	39,847	-	-	-	-	-	(12)
1/18/2014	10%	84,500	(58,720)	-	-	-	-	-	(13)
1/18/2014	10%	30,500	-	-	-	-	-	-	(13)
1/18/2014	10%	95,000	-	-	-	-	-	-	(13)
4/8/2013	4/14/2013	9.90%	20,000	(13,333)	20,000	(3,334)	16,666	1,440	(14)
					$526,910		$523,576	$128,514

Reference numbers in right hand column of table entitled Ref. refer to paragraphs above the table.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	EQUITY BASED COMPENSATION FOR CONSULTING, LEGAL, AND OTHER PROFESSIONAL SERVICES

Equity based compensation is presented on the face of the Statement of Stockholders’ Deficit for the years ended December 31, 2014 and 2013. More information on the significant components of the amounts presented for the years ended December 31, 2014 and 2013 follows:

For the years ended December 31, 2014 and 2013, the Company converted $54,000, and $54,000, respectively, of accrued compensation to 10,842,129 and 959,870 restricted stock, respectively, based upon the weighted average stock price per share during the months the services were rendered. For additional information see Note 7. RELATED PARTIES - Equity based compensation to employee

On March 27, 2013, the Company entered into a consulting agreement for financial strategic advisory services for a term of twelve months from the date of the agreement, which could be terminated by either party within 30 days written notice and any monies owed due upon termination. As initial fee, the Company paid the consultant $25,000 in restricted stock during the three months ended March 30, 2013. Further, upon obtaining $5,000,000 new capital into the Company, the consultant will be due $500,000, upon successfully obtaining a second $500,000 commitment of new capital, $50,000 will be due to the consultant, upon successfully obtaining a third $500,000 commitment of new capital, and the same arrangement through eleven additional commitment of new capital. Amounts due shall be paid in cash and any brokerage commissions, private placement fees or other fees in connection with obtaining the new capital shall be reduced from the fees due the consultant on a dollar per dollar basis.

14.	INCOME TAXES

The components of the provision for income tax expense are as follows for the years ended:

	December 31, 2014	December 31, 2013, Restated
Current taxes
Federal	$—	$—
State	—	—
Current taxes	—	—
Change in deferred taxes	18,564	48,575
Change in valuation allowance	(18,520)	(41,097)

Provision for income tax expense	$44	$7,478

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2014:

Deferred tax assets:
Equity based compensation	$97,276
Allowance for doubtful accounts	15,980
Net operating loss carryforward	1,091,064
On-line training certificate reserve	1,154
Total deferred tax assets	1,205,474
Valuation allowance	(1,202,911)

Deferred tax assets net of valuation allowance	2,563

Less deferred tax assets – non-current, net of valuation allowance	2,330

Deferred tax assets – current, net of valuation allowance	$233

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	INCOME TAXES (continued)

The effective tax rate used for calculation of the deferred taxes as of December 31, 2014 was 34%. The Company has established a valuation allowance against deferred tax assets of $1,202,911 or 99.8%, due to the uncertainty regarding realization, comprised primarily of a 100% reserve against the net operating carryforward, 100% reserve against the allowance for doubtful accounts, and 97% reserve against the deferred tax assets attributable to the equity based compensation.

The significant differences between the statutory tax rate and the effective tax rates for the Company for the years ended are as follows:

	December 31, 2014	December 31, 2013, Restated
Statutory tax rate	—%	—%
Increase (decrease) in rates resulting from:
Net operating loss carryforward or carryback	(35)%	(10)%
Equity based compensation and loss	—%	16%
Change in valuation allowance	32%	(5)%
Change in allowance for doubtful accounts	3%	—%
Effective tax rate	—%	1%

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2013, Restated:

Deferred tax assets:
Equity based compensation	$97,276
Allowance for doubtful accounts	13,260
Depreciation and amortization timing differences	—
Net operating loss carryforward	1,160,789
On-line training certificate reserve	1,109
Total deferred tax assets	1,272,434
Valuation allowance	(1,269,827)

Deferred tax assets net of valuation allowance	2,607

Less deferred tax assets – non-current, net of valuation allowance	2,330

Deferred tax assets – current, net of valuation allowance	$277

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	INCOME TAXES (continued)

The effective tax rate used for calculation of the deferred taxes as of December 31, 2013 was 34%. The Company has established a valuation allowance against deferred tax assets of $1,269,827 (Restated) or 99.8%, due to the uncertainty regarding realization, comprised primarily of a 100% reserve against the net operating carryforward, 100% reserve against the allowance for doubtful accounts, and 97% reserve against the deferred tax assets attributable to the equity based compensation.

15.	AUTHORIZATION OF PREFERRED STOCK

During the second quarter of 2010, the holder of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of preferred stock. The preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company from time to time in accordance with the provisions of Chapter 78 of the Nevada Revised Statutes. Before modification, the existing Articles of Incorporation did not authorize the issuance of shares of preferred stock. The Company authorized the preferred stock for the purpose of added flexibility in seeking capital and potential acquisition targets.  The amendment authorizing the issuance of shares of preferred stock grants the Board authority, without further action by our stockholders, to designate and issue preferred stock in one or more series and to designate certain rights, preferences and restrictions of each series, any or all of which may be greater than the rights of the common stock. As of December 31, 2014, and December 31, 2013, the 425,000 shares of preferred stock are owned by the Company’s Chief Executive Officer. The preferred shares have 250 to 1 voting rights over the common stock, and are convertible into 31,481 shares of common stock. The preferred stock votes with the Company’s common stock, except as otherwise required under Nevada law. Accordingly, Mr. Carmichael will have approximately 61% of the combined voting power of the Common Stock and Series A Convertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.

16.	COMMITMENTS AND CONTINGENCIES

On July 15, 2014, the Company was provided a 90 Day Lease Termination notice from its Landlord in accordance with terms of its lease agreement whereby either party could provide 90-day notice terminating lease. As a result, the Company entered into a new lease commitment on August 14, 2014. Terms of the new lease include thirty-seven month term commencing on September 1, 2014; payment of $5,367 security deposit; base rent of approximately $4,000 per month over the term of the lease plus sales tax; and payment of 10.76% of annual operating expenses (i.e. common areas maintenance), which is approximately $1,500 per month subject to periodic adjustment. The Company began relocating its headquarters and manufacturing facility to its new location at 3001 NW 25th Avenue, Suite 1, Pompano Beach, FL 33069 during September 2014. The Company was in full occupancy conducting normal business operations from this location beginning October 2014.

During the third quarter of 2014, the Company did not renew its product liability insurance since the renewal policy was cost prohibitive. The Company is currently seeking a new insurance carrier or alternative means to satisfy this potential liability exposure, as well as to fulfil the sales terms of some of our customers, which require the insurance coverage.

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

From time to time we are subject to legal proceedings, claims and litigation arising in the ordinary course of business, including matters relating to product liability claims. Such product liability claims sometimes involving wrongful death or injury have historically been covered by product liability insurance, which provided coverage for each claim up to $1,000,000. As previously disclosed, we are co-defendants under an action filed by an individual in June 2013 in the Circuit Court of Broward County claiming personal injury resulting from use of a Brownie’s Third Lung. Plaintiff has claimed damages in excess of $1,000,000. The insurance carrier’s legal counsel indicates unfavorable outcome is possible, but not probable. We believe such claim is without merit and intend to continue to aggressively defend such action. We also had another such claim previously disclosed from January 2013, and one in October 2014. Both cases were settled by insurance carrier without additional cost to the company.

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

On November 7, 2011, the Company entered into a Joint Venture Equity Exchange Agreement (“Agreement”) with Pompano Dive Center, LLC. (“PDC”). PDC owns a retail store, several dive boats, and has a classroom for training divers. Under the terms of the Agreement, the Company will provide PDC with an assortment of Brownie’s Third Lung products on consignment, and PDC will act as a training and demonstration site for Brownie’s Third Lung products. Beginning in 2012, both parties ceased operating under the consignment inventory arrangement. Inventory not sold was returned, and inventory was purchased for sale. See Note: 7 RELATED PARTIES TRANSACTIONS - Net revenues and accounts receivable – related parties for further information on sales to PDC for years ended December 31, 2014 and 2013, and Accounts Receivable balances at December 31, 2014, and December 31, 2013. Terms of sale to PDC are no more favorable than those granted other dealers of the Company’s products.

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

If this Agreement is terminated by either party and/or a written purchase and sales agreement is not entered into by the parties, then the parties’ respective interests in each other’s business will revert back to the original party. Accordingly, if this should happen, PDC will relinquish the interest acquired in BWMG through this Agreement and BWMG will do the same. All property at PDC owned by BWMG would be returned to BWMG at that time as well. Because the joint venture is cancellable at any time by either party with return of respective interest transferred to each as per the joint venture agreement, possible acquisition of PDC is in the form of a non-binding letter of intent, each entities assets and liabilities remain their own, BWMG will not share in any of PDC losses or additional expenses unless otherwise approved, and the management and operation of PDC remains with PDC, the Company accounted for the investment in PDC under the Cost basis. Since inception of the Agreement PDC has reported pre-tax net losses. Therefore, to-date there has been no profit sharing due the Company under the agreement. Effective December 31, 2014, the Company received notice from PDC of intent to cancel this agreement in accordance with the terms of this agreement. As a result, the unwinding of this transaction is expected to be completed in the first quarter of 2015.

18.	CHANGE IN CAPITAL STRUCTURE

Effective July 15, 2013, the Company effectuated a reverse split of all outstanding shares of Common Stock by a factor of one-for-one thousand three hundred fifty (1 -for- 1,350). Fractional shares were rounded up to the nearest whole share. The reverse split became effective as of July 15, 2013. In accordance with Securities and Exchange Commissions’ Staff Accounting Bulletin Topic 4C, when a change in capital structure occurs after the period reporting date, but before release of the financial statements the Company must apply retroactive treatment to the financial statements to reflect the change. Accordingly, the Company restated the financial statements for year ended December 31, 2013 to reflect the change in the number of shares, as well as throughout the Note disclosures, as applicable.

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

On April 10, 2012, the Company entered into a strategic alliance agreement with Precision Paddleboards, Inc. The agreement provides for 12 month exclusivity granted for $24,000 in one year restricted stock, or 494 shares. Price per share was calculated as the weighted average per share for 30 days preceding the agreement or $.036 per share. The Company recognized the operating expense ratably over the twelve month vesting term with corresponding entry to shares payable. For the three and years ended December 31, 2013, the Company recognized $0 and $6667, respectively, as operating expense under the agreement. As of December 31, 2014, none of the 494 shares have been paid out and are reflected in shares payable balance on the Statement of Stockholders’ Deficit and the Balance Sheet.

22.	INTEREST EXPENSE NON-RELATED PARTIES AND OTHER EXPENSE (INCOME), NET

For the year ended December 31, 2014, non-related parties interest expense of $39,726 is comprised of $38,809 interest on convertible debentures and $917 interest on notes payable and other interest. For the year ended December 31, 2013, non-related parties interest expense of $198,342 is comprised of approximately $194,000 interest on convertible debentures and approximately $4,000 interest on notes payable and other interest.

For the year ended December 31, 2014, $29,709 other income, net is comprised primarily of $49,812 sales commissions, $31,463 write off of accrued legal expense from prior years resulting from resolution of overbilling as identified by Company, and partially offset by $19,566 headquarters and manufacturing facility relocation expense, $25,788 net loss on disposal of assets at predominantly at time of relocation, $14,850 loss on convertible debenture settlement and $8,638 other income, net of individually insignificant items. For the year ended December 31, 2013, $73,731 other income, net is comprised primarily of $106,000 in sales commissions, approximately $22,000 royalty income on licensed patents, $47,500 return and retirement of year end 2012 stock bonuses granted to certain consultants, approximately $25,000 downward adjustment of BBT foreclosure liability from settlement of Final Judgment, $15,841 other income, net of individually insignificant items, and partially offset by approximately $98,000 loss on extinguishment of convertible debentures, and $44,610 stock option expense. See Note 7. RELATED PARTIES for further information regarding the stock options granted Mr. Pitzner, BOD, in conjunction with note payable issued to him by Company for $85,000.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	RESTATEMENT OF 2013 CONSOLIDATED FINANCIAL STATEMENTS

During the course of preparing financial statements and schedules for the 2014 year end audit, it was noted that that $107,324 of an $111,115 inventory adjustment made in the fourth quarter of 2014 related primarily to 2013. The actual adjustment was made as result of full physical inventory taken when the Company’s headquarters and manufacturing facility relocated to Pompano Beach from Fort Lauderdale, FL, and the inventory discrepancy (error) was identified. The error occurred as a result of an identified weakness in the accounting system interface between the Company’s sales order and inventory modules. The error occurred when sales invoices were converted from sales orders containing custom items that were entered in the sales order module prior to set up in the inventory module. When this occurred, sales invoices converted from these sales failed to remove the inventory and account for the cost of the sale. This was despite fact that the inventory items had been subsequently added to the inventory module. These items were also not added to any of the categories in the cycle count rotation since they were special order with quick sales turnaround.

The Company has internal controls designed to detect inventory misstatement such as inventory cycle counts and gross profit margin review of sale transactions. Regardless, the controls in place during 2013 failed to detect the identified weakness and misstatement.

However, in 2014, the Company strengthened its internal controls further in its review of sales margins on daily transactions to adjust bills of material as needed, and better identify inventory errors if and when they occurred for timely correction. This unknowingly also addressed much of the identified weakness. Regardless, once the system weakness was identified, the Company also modified its process to enter items in the inventory module prior to entry in the sales order module, which should completely eliminate the identified weakness.

Because the Company determined the $107,324 error significant to the 2013 financial statements as previously reported, they have been restated in the consolidated financial statements these notes support. The restatement to 2013 includes a $107,324 reduction to inventory and corresponding increase to cost of sales.

24.	SUBSEQUENT EVENTS

On January 31, 2015 Mr. Alexander F. Purdon, was issued 1,427,401 shares of restricted common stock in lieu of cash for $4,500, employee compensation for the month ended. On February 28, 2015, he was issued 1,924,827 shares of restricted common stock in lieu of cash for $4,500, employee compensation for the month ended. The number of shares issued was based on the weighted average share price during the month.

Conversions of debentures to shares of common stock occurred subsequent to December 31, 2014. The stock was issued upon partial conversion of a convertible note without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares. Conversions were as follows (ref. number corresponds to lender reference number in Note 12. CONVERTIBLE DEBENTURES:

Ref (4) lender –

On January 8, 2015, the lender converted $4,680 of its debenture to 2,340,000 shares , and $1,000 of its accrued interest to 500,000 shares.

On January 22, 2015, the lender converted $4,200 of accrued interest to 2,800,000 shares.

On February 17, 2015, the lender converted $1,080 of accrued interest to 900,000 shares in full satisfaction of all amounts due under this debenture.

Accordingly, on March 17, 2015, all shares held in escrow for future conversions by this lender were cancelled.

On February 23, 2015, the Company was served along with multiple co-defendants in a wrongful death claim. The Company, based on its preliminary review, believes that the claims are without merit. In addition, as the Company was recently served in this matter, it has not determined the potential liability associated with the claims, if any.

