Form 10-Q
period 2015-03-31
Brownie's Marine Group, Inc
filed 2015-05-11
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

There were 73,143,351shares of common stock outstanding as of May 4, 2015.

PART I

Item 1.	Financial Statements

Financial Information

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2015	2014
ASSETS

Current assets
Cash	$74,760	$19,188
Accounts receivable, net of $46,000 and $47,000 allowance for doubtful accounts, respectively	10,779	41,693
Accounts receivable - related parties	42,160	71,325
Inventory	658,470	606,213
Prepaid expenses and other current assets	38,724	30,195
Other current assets - related parties	7,749	5,444
Deferred tax asset, net - current	190	233
Total current assets	832,832	774,291

Property and equipment, net	106,586	108,506

Deferred tax asset, net - non-current	2,330	2,330
Other assets	31,388	31,049

Total assets	$973,136	$916,176

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$565,059	$462,776
Customer deposits and unearned revenue	58,238	40,385
Royalties payable - related parties	137,721	127,661
Other liabilities	232,185	232,738
Other liabilities and accrued interest - related parties	92,019	93,521
Convertible debentures, net	371,965	376,645
Notes payable - current portion	6,013	8,749
Notes payable - related parties - current portion	7,083	14,167
Total current liabilities	1,470,283	1,356,642

Long-term liabilities
Notes payable - long-term portion	10,718	12,231

Total liabilities	1,481,001	1,368,873

Commitments and contingencies

Stockholders' deficit
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding	425	425
Common stock; $0.0001 par value; 5,000,000,000 shares authorized; and 71,660,685 and 83,772,236 shares issued, respectively; 71,660,191 and 60,471,929 shares outstanding, respectively	7,166	6,047
Common stock payable; $0.0001 par value; 195,610 and 195,610 shares, respectively	20	20
Additional paid-in capital	8,654,837	8,631,496
Accumulated deficit	(9,170,313)	(9,090,685)
Total stockholders' deficit	(507,865)	(452,697)

Total liabilities and stockholders' deficit	$973,136	$916,176

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014

Net revenues
Net revenues	$294,065	$298,319
Net revenues - related parties	170,443	290,064
Total net revenues	464,508	588,383

Cost of net revenues
Cost of net revenues	347,273	451,847
Royalties expense - related parties	11,319	13,225
Total cost of net revenues	358,592	465,072

Gross profit	105,916	123,311

Operating expenses
Selling, general and administrative	164,453	179,967
Research and development costs	7,787	379
Total operating expenses	172,240	180,346

Income (loss) from operations	(66,324)	(57,035)

Other (income) expense, net
Other (income) expense, net	3,984	(36,738)
Interest expense	9,277	13,552
Interest expense - related parties	—	4,506
Total other (income) expense, net	13,261	(18,680)

Net income (loss) before provision for income taxes	(79,585)	(38,355)

Provision for income tax expense	43	44

Net income (loss)	$(79,628)	$(38,399)

Basic income (loss) per common share	$(0.00)	$(0.01)
Diluted income (loss) per common share	$(0.00)	$(0.01)

Basic weighted average common shares outstanding	67,303,690	7,196,169
Diluted weighted average common shares outstanding	67,303,690	7,196,169

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

							Additional		Total
	Common stock		Preferred stock		Common stock payable		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	deficit

Balance, December 31, 2014	60,471,929	$6,047	425,000	$425	195,610	$20	$8,631,496	$(9,090,685)	$(452,697)

Conversion of employee compensation payable to stock	4,648,262	465	—	—	—	—	13,035	—	13,500

Conversion of convertible debentures to stock	2,340,000	234	—	—	—	—	4,446	—	4,680

Conversion of accrued interest on convertible debentures to stock	4,200,000	420	—	—	—	—	5,860	—	6,280

Net loss	—	—	—	—	—	—	—	(79,628)	(79,628)

Balance, March 31, 2015 (Unaudited)	71,660,191	$7,166	425,000	$425	195,610	$20	$8,654,837	$(9,170,313)	$(507,865)

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014

Cash flows provided by (used in) operating activities:
Net loss	$(79,628)	$(38,399)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	5,527	5,432
Amortization of leasehold improvements	3,198	170
Change in deferred tax asset, net	43	44
Accretion of convertible debenture discounts	—	3,334
Changes in operating assets and liabilities:
Change in accounts receivable, net	30,914	18,587
Change in accounts receivable - related parties	29,165	24,331
Change in inventory	(52,257)	(10,967)
Change in prepaid expenses and other current assets	(8,529)	(8,021)
Change in other current assets - related parties	(2,305)	254
Change in other assets	(339)	—
Change in accounts payable and accrued liabilities	108,563	8,431
Change in customer deposits and unearned revenue	17,853	38,733
Change in other liabilities	(553)	(1,488)
Change in other liabilities and accrued interest - related parties	11,998	3,004
Change in royalties payable - related parties	10,060	(3,676)
Net cash provided by operating activities	73,710	39,769

Cash flows from investing activities:
Purchase of fixed assets	(6,805)	—
Net cash used in investing activities	(6,805)	—

Cash flows from financing activities:
Principal payments on notes payable	(4,249)	(3,088)
Proceeds from notes payable - related parties	—	—
Principal payments on note payable - related parties	(7,084)	(56,786)
Net cash used in financing activities	(11,333)	(59,874)

Net change in cash	55,572	(20,105)

Cash, beginning of period	19,188	70,084

Cash, end of period	$74,760	$49,979

Supplemental disclosures of cash flow information:

Cash paid for interest	$1,518	$2,133

Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash investing activities and future operating activities:

Conversion of convertible debentures to stock	$4,680	$10,110

Conversion of accrued payroll to stock - related party	$13,500	$13,500
`
Conversion of accrued interest and fees on convertible debentures to stock	$6,280	$1,700

Retirement of shares returned by non-employee Board of Director	$—	$1,383

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of business and summary of significant accounting policies

Description of business –Brownie’s Marine Group, Inc., (hereinafter referred to as the “Company” or “BWMG”) designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and nitrox generation systems, and scuba and water safety products through its wholly owned subsidiary Trevor Industries, Inc. The Company sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility in Pompano Beach, Florida. The Company does business as (dba) Brownie’s Third Lung, the dba name of Trebor Industries, Inc. The Company’s common stock is quoted on the OTC Markets (pink) under the symbol “BWMG”.

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

Reclassifications – Certain reclassifications have been made to the 2014 financial statement amounts to conform to the 2015 financial statement presentation.

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

Furniture, Fixtures, Equipment and Leasehold Improvements– Furniture, Fixtures, Equipment and Leasehold Improvement is stated at cost less accumulated depreciation and/or amortization. Depreciation and amortization is provided principally on the straight-line method over the estimated useful lives of the assets or the lease, which are primarily 3 to 5 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

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

Going Concern –The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. Although profitable for the year ended December 31, 2014, we have otherwise incurred losses since 2009, and had a loss for the three months ended March 31, 2015. We have predominantly had a working capital deficit since 2009.

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

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which occur. Advertising and trade show expense incurred for the three months ended March 31, 2015, and 2014, was $1,454 and $912 respectively.

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

Stock-based compensation – The Company accounts for all compensation related to stock, options or warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes valuation model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued on the effective date of the agreement in accordance with generally accepted accounting principles, which includes determination of the fair value of the share-based transaction. The fair value is determined through use of the quoted stock price. For the three months ended March 31, 2015 and 2014, the Company compensated and/or converted all accrued payroll to stock for one related party employee. For further discussion see Note 7. RELATED PARTIES TRANSACTIONS,

Beneficial conversion features on convertible debentures – The fair value of the stock upon which beneficial conversion feature (BCF) computations, as applicable, was determined through use of the quoted stock price. See Note 12. CONVERTIBLE DEBENTURES for further discussion.

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

Fair value of financial instruments (continued) – At March 31, 2015, and December 31, 2014, the carrying amount of cash, accounts receivable, accounts receivable – related parties, customer deposits and unearned revenue, royalties payable – related parties, other liabilities, other liabilities and accrued interest – related parties, notes payable, notes payable – related parties, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The fair value of the Company’s convertible debentures was the principal balance due at March 31, 2015, and December 31, 2014, as presented on the face of the balance sheet.

Earnings per common share – Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. All common stock and equivalent shares were excluded in the computation of dilutive earnings per share for the three months ended March 31, 2015, since their effect was antidilutive, and were included for the year ended December 31, 2014.

New accounting pronouncements – The Company believes there was no new accounting guidance adopted, but not yet effective that either has not already been disclosed in prior reporting periods or is relevant to the readers of BWMG’s financial statements.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	INVENTORY

Inventory consists of the following as of:

	March 31, 2015	December 31, 2014

Raw materials	$353,392	$331,879
Work in process	—	—
Finished goods	305,078	274,334
	$658,470	$606,213

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets totaling $38,724 at March 31, 2015, consists of $30,644 prepaid inventory, $7,435 prepaid insurance, and $645 other current assets and prepaid expenses.

Prepaid expenses and other current assets totaling $30,195 at December 31, 2014, consists of $21,508 prepaid inventory, $8,112 prepaid insurance, and $575 other current assets and prepaid expenses.

4.	PROPERTYAND EQUIPMENT, NET

Property and equipment consists of the following as of:

	March 31, 2015	December 31, 2014

Factory and office equipment	$62,633	$62,633
Tooling	59,149	52,344
Computer equipment and software	23,932	23,932
Vehicles	44,160	44,160
Leasehold improvements	38,379	38,379
	228,253	221,448
Less: accumulated depreciation and amortization	(121,667)	(112,942)
	$106,586	$108,506

5.	OTHER ASSETS

Other assets of $31,388 at March 31, 2015, consists of $24,740 investment in joint venture, and $6,648 refundable deposits. Other assets of $31,049 at December 31, 2014, consists of $24,740 investment in joint venture, and $6,309 refundable deposits. See Note 17. JOINT VENTURE EQUITY EXCHANGE AGREEMENT for further information on investment in joint venture.

6.	CUSTOMER CREDIT CONCENTRATIONS

The Company sells to three entities owned by the brother of Robert Carmichael, the Company’s Chief Executive officer, and two Company’s owned by the Chief Executive Officer as further discussed in Note 7. RELATED PARTIES TRANSACTIONS. Combined sales to these five entities for the three months ended March 31, 2015 and 2014, represented 36.69% and 49.09%, respectively, of total net revenues. Sales to no other customers for the three months ended March 31, 2015, or 2014 represented greater than 10% of net revenues for the respective periods.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	RELATED PARTIES TRANSACTIONS

Notes payable – related parties

Notes payable – related parties consists of the following at March 31, 2015:

Promissory note payable to the non-employee Board of Director, secured by up to $200,000 in and to all of the Company’s right, title and interest in its fixed assets, inventory, receivables, and all documents including its books, records, and files; bearing interest at 21.21% per annum, due in monthly principal and interest payments of $8,585, matured on November 1, 2014	$7,083

Less amounts due within one year	7,083

Long-term portion of notes payable	$—

$7,083

As of March 31, 2015, principal payments on the notes payable – related parties are as follows:

2015	$7,083
2016	—
2017	—
2018	—
2019	—
Thereafter	—
$7,083

On October 30, 2013, the Company signed the above secured promissory note, with Mikkel Pitzner, the non-employee Board of Director (BOD) for $85,000. In addition to the terms of the Note Payable disclosed in the table above, the Company was to use its best efforts to settle the Branch Banking and Trust (“BBT”) Judgment and terminate all Uniform Commercial Code filings in favor of Mr. Pitzner within 10 business days of the date of the agreement. As further inducement to make the loan, Mr. Pitzner was granted an option to purchase 1,802,565 shares of the Company’s common stock for $.01 per share. The option is exercisable immediately and will continue for a period ending two years from the agreement date with an option for cashless exercise based on a formula within the agreement. The closing price per share of the Company’s stock closing on the OTCBB on the date of the agreement was $.025 per share. As a result of the option granted, the Company recorded $44,610 stock option expense using the Black-Scholes valuation model on date of the agreement.

As of March 31, 2014, the Company was approximately one payment in arrears on payments due under the Note payable to the non-employee Board of Director. No notice of default has been received and the Company plans to make payments as able.

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

$14,167

Net revenues and accounts receivable – related parties – The Company sells products to Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers. Combined net revenues from these entities for three months ended March 31, 2015 and 2014, was $156,637 and $221,741, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at March 31, 2015, was $22,221, $11,882, and $6,977, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2014, was $42,882, $4,128, and $8,451, respectively.

The Company sells products to Brownie’s Global Logistics, LLC. (“BGL”) and 940 Associates, Inc., fully owned by the Company’s Chief Executive Officer. Terms of sale are more favorable than those extended to BWMG’s regular customers, but no more favorable than those extended to Brownie’s strategic partners.

Terms of sale to BGL approximate cost or include a nominal margin. These terms are consistent with those extended to Brownie’s strategic partners. Strategic partner terms on a per order basis include promotion of BWMG’s technologies and “Brownie’s” brand, offered only on product or services not offered for resale, and must provide for reciprocal terms or arrangements to BWMG on strategic partners’ product or services. BGL is fulfilling the strategic partner terms by providing exposure for BWMG’s technologies and “Brownie’s” brand in the yachting and exploration community word-wide through its operations. Combined net revenues from these entities for three months ended March 31, 2015, and 2014, were $13,806 and $67,115, respectively. Accounts receivable from BGL at March 31, 2015, and December 31, 2014 was $1,080 and $2,107, respectively.

Sales to Pompano Dive Center for the three months ended March 31, 2015, and 2014, were $1,145 and $1,079, respectively. Terms of sale are no more favorable than those extended to any of the Company’s other customers. Accounts receivable from Pompano Dive Center at March 31, 2015 and December 31, 2014, was $1,145 and $13,330 respectively. See Note 17. JOINT VENTURE EQUITY EXCHANGE AGREEMENT for further discussion regarding Pompano Dive Center.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	RELATED PARTIES TRANSACTIONS (continued)

Royalties expense – related parties – The Company has Non-Exclusive License Agreements with 940 Associates, Inc. (hereinafter referred to as “940A”), an entity owned by the Company’s Chief Executive Officer, to license product patents it owns. Under the terms of the license agreements effective January 1, 2005, the Company pays 940A $2.00 per licensed product sold, rates increasing 5% annually. Also with 940A, the Company has an Exclusive License Agreement to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. Based on this license agreement, the Company pays 940A 2.5% of gross revenues per quarter. Total royalty expense for the above agreements for the three months ended March 31, 2015 and 2014, is disclosed on the face of the Company’s Consolidated Statements of Operations. As of March 31, 2015, and December 31, 2014, the Company was approximately twenty-seven and twenty-nine months in arrears, respectively, on royalty payments due reducing some of the payments in arrears. No default notice has been received and the Company plans to make payments as able.

Equity based compensation for Chief Executive Officer – On February 23, 2013, the Company declared a bonus payable for the years ended 2012 for certain employees, service providers, and consultants. As part of this bonus, the Chief Executive Officer was awarded $67,000 to be paid out in cash or stock based on later determination by the BODs. This amount was included in operating expense for the year ended December 31, 2012. See table below for inclusion in other liabilities and accrued interest – related parties. Further, pursuant to a Written Consent of the BODs of the Company on June 11, 2012, clarifying a meeting held on May 31, 2012, the BODs declared an $83,333 bonus due the Chief Executive Officer payable in shares of restricted stock. The shares vested as of January 2, 2013. The grant price per share was based on the closing price of the stock on May 31, 2012. For accounting purposes, the Company recognized $83,333 operating expense ratably over the seven months the shares vested. These shares are included in shares payable on the statement of stockholders’ deficit.

Non-employee Board of Director fees and bonus – Effective December 23, 2013, the Board of Directors cancelled the $2,500 per month non-employee Board of Director fee agreement under which Mikkel Pitzner was being compensated. In addition, Mr. Pitzner forgave the $27,500 BOD fees due in shares payable and/or paid him monthly through November 2013. Related to the forgiveness of the BOD fees for 2013, the Company cancelled related stock payable to him, recorded $5,917 receivable for the stock due back from him, and recorded the $27,500 as contribution to Additional Paid in Capital. During the three months ended March 31, 2014, Mr. Pitzner returned 14,406 shares, or $1,383 of $5,917. As of March 31, 2014, $4,534 remains outstanding.

Equity based compensation to employee –The Company pays the employment compensation of Alexander F. Purdon, an employee and a more than 10% shareholder of the Company, in restricted shares of stock in lieu of cash. The number of shares paid is based on the weighted average price per share during the months the services were rendered. For the three months ended March 31, 2015 and 2014, stock based compensation to Mr. Purdon was $13,500 and $13,500, respectively. In addition, of the $129,500 employee bonuses declared payable for 2012 year end, which is payable in stock or cash to be determined by the Board of Directors, Mr. Purdon is due $17,500. Lastly, of 61,852 total shares of common stock attributable to incentive retention bonuses declared by the Board of Directors in 2012, which vested as of May 2013, Mr. Purdon is payable 1,852 shares of stock, which were valued at $2,250. These shares are included in shares payable on the statement of stockholders’ deficit.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	RELATED PARTIES TRANSACTIONS (continued)

Patent purchase agreements – In the first quarter of 2010, the Carleigh Rae Corporation (herein referred to as “CRC”), an entity that the Company’s Chief Executive Officer has an ownership interest, transferred ownership rights to the Company of patents previously subject to Non-Exclusive License Agreements. Effective December 24, 2010, the Company finalized and executed terms of the purchase from CRC for payment of $25,500 and nominal shares of the Company’s common stock. In addition, the principals of CRC were entitled to a percentage of future sales amounting to $8,250 of products the Company was to receive in conjunction with two patent infringement lawsuits settled in the third quarter of 2010. See Other liabilities and accrued interest– related parties below for inclusion of $6,017 remaining from the original $8,250 liability due the Principals of CRC. By acquiring the Intellectual Property (IP) the Company (i) has an opportunity to further develop the IP, (ii) has the ability to incorporate the IP into current and future products, and (iii) has the opportunity to license the IP to third parties.

Other liabilities and accrued interest– related parties

Other liabilities and accrued interest– related parties consists of the following at:

	March 31, 2015	December 31, 2014

Year-end 2012 bonus payable to Chief Executive Officer	$67,000	$67,000
Year-end 2012 bonus payable to employee	17,500	17,500
Accrued interest on note payable non-employee Board of Director	1,502	3,004
Due to Principals of Carleigh Rae Corp., net	6,017	6,017
	$92,019	$93,521

Stock options outstanding from patent purchase - Effective March 3, 2009, the Company entered into a Patent Purchase Agreement with Robert M. Carmichael, the Chief Executive Officer of the Company. The Company purchased several patents it had previously been paying royalties on and several related unissued patents. In exchange for the IP, the Company issued Mr. Carmichael 234 stock options at a $1,350 exercise price with expiration ten years from the effective date of grant, or March 2, 2019. None of the options have been exercised to-date.

8.	ASSET PURCHASE

On February 3, 2012, the Company entered into an asset purchase agreement with Florida Dive Industries, Inc. (“Seller”). On March 5, 2012, the same parties executed an amendment to the agreement (collectively, the “Agreement”). Under the terms of the Agreement, the Company acquired certain diving and related inventory, and Seller provided a three year non-compete agreement within a 10-mile wide radius. In addition, the Company assumed a commercial lease obligation for a retail dive store in Boca Raton, Florida beginning in April 1, 2012. The lease was automatically renewable on an annual basis through May 31, 2014, with 90 days written notice assuming the Lessee was in compliance with all terms of the lease. On May 31, 2013, the Company closed the dive store and vacated the premises. As of December 31, 2014, the Company had paid Seller $9,643 toward the $22,500 cash purchase price leaving a balance of $12,857 included in other liabilities at March 31, 2015 and December 31, 2014.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $565,059 at March 31, 2015, consists of $291,556 accounts payable trade, $32,059 accrued payroll and fringe benefits, $45,000 accrued year-end bonuses, $42,709 accrued payroll taxes and withholding, and $153,735 accrued interest. Balances due certain vendors are in arrears to varying degrees. The Company is handling all delinquent accounts on a case by case basis.

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

10.	OTHER LIABILITIES

Other liabilities of $232,185 at March 31, 2015, consists of $216,586 short-term loans, $12,857 payable for assets purchased pursuant to Asset Purchase Agreement (Note 8. ASSET PURCHASE), and $2,742 on-line training liability. Other liabilities of $232,738 at December 31, 2014, consists of $216,586 short-term loans, $12,857 payable for assets purchased pursuant to Asset Purchase Agreement and $3,295 on-line training liability. The $216,586 short-term loans are comprised of four loans due on demand from unrelated parties. The loans have no other stated terms except one for $200,000 indicated it was for settlement of debenture debt. Therefore, the Company used the proceeds from that loan toward settlement of some convertible debentures.

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

11.	NOTES PAYABLE

Notes payable consists of the following as of March 31, 2015:

Promissory note payable, unsecured, bearing interest at 5% simple interest per annum, due in weekly principal and interest payments of $250, maturing on March 10, 2015.	$—

Promissory note payable, secured by vehicle underlying loan having carrying value of $16,849 at March 31, 2015, bearing interest at 1.9% per annum, due in monthly principal and interest payments of $523, maturing on December 5, 2017.	16,731
16,731

Less amounts due within one year	6,013

Long-term portion of notes payable	$10,718

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	NOTES PAYABLE (continued)

As of March 31, 2015, principal payments on the notes payable are as follows:

2015	$4,499
2016	6,099
2017	6,133
2018	—
2019	—
Thereafter	—

$16,731

The unsecured note payable, which matured in March 2015, was paid in full in accordance with its terms. The note payable had resulted from conversion of a vendor payable dating back to February 2011. The note payable was restructured once in June 2012 to reduce the monthly payments and to extend the maturity.

Notes payable consists of the following as of December 31, 2014:

Promissory note payable, unsecured, bearing interest at 5% simple interest per annum, due in weekly principal and interest payments of $250, maturing on March 10, 2015.	$2,764

Promissory note payable, secured by vehicle underlying loan having carrying value of $17,760 at December 31, 2014, bearing interest at 1.9% per annum, due in monthly principal and interest payments of $523, maturing on December 5, 2017.	18,216
20,980

Less amounts due within one year	8,749

Long-term portion of notes payable	$12,231

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	CONVERTIBLE DEBENTURES

Convertible debentures consist of the following at March 31, 2015 and December 31, 2014:

Maturity Date	Interest Rate	Origination Principal	Origination Discount	March 31, 2015 Debenture Balance	March 31, 2015 Accrued Interest	December 31, 2014 Debenture Balance	December 31, 2014 Accrued Interest	Ref.
5/27/2011	10%	125,000	(53,571)	$58,750	$30,299	$58,750	$28,829	(1)
11/11/2011	5%	76,000	(32,571)	-	-	-	-	(2)
5/2/2013	8%	42,500	(27,172)	-	-	-	-	(3)
8/2/2013	8%	78,500	(50,189)	-	-	4,680	6,280	(3)
5/5/2012	5%	300,000	(206,832)	300,000	117,500	300,000	110,000	(4)
8/31/2013	5%	10,000	(4,286)	10,000	1,805	10,000	1,679	(5)
	10%	See ref (6) for Discussion		-	379	-	379	(6)
2/10/2014	10%	5,500	-	472	180	472	155	(7)
2/10/2014	10%	39,724	-	2,743	3,572	2,743	3,503	(8)
4/14/2013	9.90%	20,000	(13,333)	-	-	-	-	(9)

				$371,965	$153,735	$376,645	$150,825

Reference numbers in right hand column of table entitled Ref. refer to paragraphs with corresponding numbers that immediately follow this paragraph.

(1)	The Company purchased in exchange for convertible debenture exclusive rights for license of certain intellectual property from an unrelated party. The parties agreed to a royalty of 2.5% of net revenues generated from the sale, sub-license or use of the technology or a reasonable negotiated rate based on similar invention. The debenture was convertible to common shares of the Company at May 27, 2011, along with accrued interest at the option of the lender. Conversion price per share is 30% discount as determined from the weighted average of the preceding 12 trading days’ closing market price. The Company valued the beneficial conversion feature (BCF) of the convertible debenture at $53,517, its intrinsic value. The Company accreted the discount to the convertible debenture and will recognize interest expense through repayment in full or conversion. Because there was no assurance of success and the invention was still in design and pre-prototype phase, the Company recorded the initial net value of the debenture, $71,483, as research and development expense during the year ended 2010. Both parties agreed to confidentiality regarding the invention during the pre-prototype stage. In addition, the Company agreed to provide the licensor with design services, as well as assist in completing the prototype and initial production at the Company’s prevailing wholesale rate for comparable services.

On February 10, 2012, the holder of this debenture entered into an agreement with a third party to sell/assign the $125,000 principal balance, plus accrued interest. The purchase was to be in installments with transfer/assignment of the debenture upon payment, referred to as “Closings”. The first Closing was on or about February 15, 2012 for $7,500, with that amount assigned/transferred. The second Closing, occurred 90 days after the first closing for $11,750 paid/assigned. All subsequent Closings were to be for $11,750 and occur in 30 day increments after the second Closing. This was to continue until the full principal balance of $125,000, plus accrued interest is purchased/assigned. See Ref. (6) for discussion of new terms on the assigned portions of the debenture.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	CONVERTIBLE DEBENTURES (continued)

(2)	The Company ratified a technology and license agreement with commitment for purchase of inventory related to an agreement signed in 2010, which set pricing for products if minimum quantity purchases were met. Since the Company did not purchase the minimum quantities, but desired to maintain the technology and licensing rights along with the pricing, it agreed to purchase the 2010 balance shortage in 2011, as well as the 2011 minimum quantities. The agreement required the Company issue a convertible debenture for $76,000, and 38,000 shares of restricted common stock. The lender at their option could convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4) highest closing bid prices over the preceding five (5) trading days. The Company valued the BCF of the convertible debenture at $32,571. The Company accreted the discount to the convertible debenture and recognized interest expense through settlement. The Company repaid $28,000 of this debenture in 2011. See Note 16. COMMITMENTS AND CONTINGENCIES for discussion of litigation involving the technology and license agreement that was settled/dismissed on July 1, 2014. Associated with the dismissal, the Company reversed in the third quarter of 2014, related prepaid inventory and convertible debenture resulting in a loss on settlement of $14,850.

(3)	On August 8, 2012, the Company borrowed $42,500 from lender in exchange for a convertible debenture maturing on May 10, 2013. Beginning 180 days after the date of the debenture, lender could convert the note to common shares at a 39% discount of the “Market Price” of the stock based on the average of the lowest three (3) closing bid prices on the date prior to the notice of conversion. The Company valued the BCF of the convertible debenture at $27,172. Accordingly, the $42,500 debenture was discounted by the amount of the BCF. The Company accreted the discount to the convertible debenture through its maturity and recognized interest expense until full conversion. The lender fully converted this debenture to shares of common stock with $34,055 converted during the year ended December 31, 2013, and $8,445 converted during the year ended December 31, 2014. In addition, $1,700 accrued interest on the convertible debenture was converted to stock in the first quarter of 2014. The stock was issued without restrictive legend pursuant to Rule 144, since the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

On October 31, 2012, the Company borrowed $78,500 from this same lender in exchange for a convertible debenture maturing on August 2, 2013. Beginning 180 days after the date of the debenture, lender could have converted the note to common shares at a 39% discount pursuant to the same terms and conditions discussed in the paragraph above. The Company valued the BCF of the convertible debenture at $50,189, and accordingly, discounted the $78,500 debenture by this amount. The Company accreted the discount to the convertible debenture through its maturity and recognized interest expense until full conversion. During the year ended December 31, 2014, the lender converted $73,820 of the convertible debenture to shares of common stock, and during the first quarter of 2015 converted the remaining $4,680 balance to shares of common stock. In addition, the lender converted $6,820 accrued interest on the convertible debenture to stock in the first quarter of 2015 in full satisfaction of the balance due. The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

(4)	On May 3, 2011, the Company borrowed $300,000 in exchange for a convertible debenture. The Debenture bears 10% interest per annum. The lender may at any time convert any portion of the debenture to common shares at a 30% discount of the “Market Price” of the stock based on the average of the previous ten (10) days weighted average closing prices on the date prior to the notice of conversion. The Company may prepay the debenture plus accrued interest at any time before maturity. In addition, as further inducement for loaning the Company the funds, the Company granted the lender 300,000 and 600,000 warrants at $337.50 and $472.50 per share (after restatement for 1 for -1,350- reverse stock split), respectively. As a result, the Company allocated fair market value (“FMV”) to both the BCF and to the warrants, or $206,832, which was recorded as a discount against the debenture. The Company accreted the discount to the convertible debenture through maturity and will accrue interest expense until paid in full or converted. Before discount, the Company determined the FMV of the warrants as $45,000 using the Black-Scholes valuation model.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	CONVERTIBLE DEBENTURES (continued)

(5)	The Company borrowed $10,000 in exchange for a convertible debenture. The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4) highest closing bid prices over the preceding five (5) trading days. The Company valued the BCF of the convertible debenture at $4,286. The Company accreted the discount to the convertible debenture and will recognize interest expense until paid in full or converted.

(6)	The Company entered a new debenture agreement upon sale/assignment of the original lender under the debenture as discussed in reference (1) above. Because the stated terms of the new debenture agreement were significantly different from the original debenture, including analysis of value of the beneficial conversion feature at the assignment/purchase date, the transaction was treated as extinguishment of the old debenture and recording of the new for accounting purposes. Because the debenture is being assigned/sold in installments, the Company is calculating and recognizing gain or loss on the extinguishment as it occurs.

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

As of March 31, 2015 and December 31, 2014, the lender had assigned a cumulative $5,500 under the debenture to four separate parties, and $23,500 to another party. See reference (7) and (8), respectively, related to the assignments.

(7)	This line is comprised of the assignment of $5,500 of the convertible debenture from reference (6) above with the same stated terms and conditions equally to four separate parties. Due to the smaller transaction amounts, these four debenture holders have been combined for presentation purposes.

(8)	On February 12, 2014 the Company entered into new debenture agreement for $39,724 upon sale/assignment of the original lender. Because the stated terms of the new debenture agreement and principal amounts were significantly different from the original debenture, including analysis of value of the beneficial conversion feature at the assignment/purchase date, the transaction was treated as extinguishment of the old debenture with recording of the new for accounting purposes.

Conversion price under the debenture is $.37125, and the lender may convert at any time until the debenture plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender is limited to maximum conversion of 4.99% of the outstanding Common Stock of the Company at any one time. During the year ended December 31, 2013, the lender converted $3,211 of the debenture to stock. The stock was issued without restrictive legend pursuant to Rule 144, since the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	CONVERTIBLE DEBENTURES (continued)

(9)	On April 8, 2013, the Company borrowed $20,000 in exchange for a convertible debenture. The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (40%) discount as determined from the lowest trading price for the 5 trading days prior to the conversion notice. The Company valued the BCF of the convertible debenture at $13,333 and is accreting the discount to the convertible debenture, and will recognize interest expense until paid in full or converted. During the year ended December 31, 2014, the lender converted $20,000 in full satisfaction of the convertible debenture to shares of common stock. In addition, during the year ended 2014, the Company converted all the accrued interest on the debenture, or $2,302, to shares of common stock. The debenture and interest conversion stock was issued without restrictive legend pursuant to Rule 144, since the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

13.	STOCK WARRANTS

On March 9, 2011, the Company borrowed $50,000 in exchange for a convertible debenture, which was converted in full with accrued interest in the second quarter of 2012. As further inducement for loaning the Company the funds, the Company granted the lender 50,000 and 100,000 warrants at $337.50 and $472.50 per share, respectively. Before discount, the Company determined and recorded the fair market value of the warrants as $7,500 using the Black-Scholes valuation model. See Note 12. CONVERTIBLE DEBENTURES, reference (4) for similar warrant arrangement made with another lender.

14.	INCOME TAXES

The components of the provision for income tax expense are as follows for the years ended:

	March 31, 2015	December 31, 2014,
Current taxes
Federal	$—	$—
State	—	—
Current taxes	—	—
Change in deferred taxes	26,757	18,564
Change in valuation allowance	(26,714)	(18,520)

Provision for income tax expense	$43	$44

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at March 31, 2015:

Deferred tax assets:
Equity based compensation	$97,276
Allowance for doubtful accounts	15,640
Net operating loss carryforward	1,118,311
On-line training certificate reserve	960
Total deferred tax assets	1,232,187
Valuation allowance	(1,229,667)

Deferred tax assets net of valuation allowance	2,520

Less deferred tax assets – non-current, net of valuation allowance	2,330

Deferred tax assets – current, net of valuation allowance	$190

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	INCOME TAXES (continued)

The effective tax rate used for calculation of the deferred taxes as of March 31, 2015 was 34%. The Company has established a valuation allowance against deferred tax assets of $1,229,667 or 99.8%, due to the uncertainty regarding realization, comprised primarily of a 100% reserve against the net operating carryforward, 100% reserve against the allowance for doubtful accounts, and 97% reserve against the deferred tax assets attributable to the equity based compensation.

The significant differences between the statutory tax rate and the effective tax rates for the Company for the years ended are as follows:

	March 31, 2015	December 31, 2014,
Statutory tax rate	—%	—%
Increase (decrease) in rates resulting from:
Net operating loss carryforward or carryback	8%	(35)%
Equity based compensation and loss	—%	—%
Change in valuation allowance	(3)%	32%
Change in allowance for doubtful accounts	(5)%	3%
Effective tax rate	—%	—%

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2014:

Deferred tax assets:
Equity based compensation	$97,276
Allowance for doubtful accounts	15,980
Net operating loss carryforward	1,091,064
On-line training certificate reserve	1,154
Total deferred tax assets	1,205,474
Valuation allowance	(1,202,911)

Deferred tax assets net of valuation allowance	2,563

Less deferred tax assets – non-current, net of valuation allowance	2,330

Deferred tax assets – current, net of valuation allowance	$233

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

During the second quarter of 2010, the holder of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of preferred stock. The preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company from time to time in accordance with the provisions of Chapter 78 of the Nevada Revised Statutes. Before modification, the existing Articles of Incorporation did not authorize the issuance of shares of preferred stock. The Company authorized the preferred stock for the purpose of added flexibility in seeking capital and potential acquisition targets.  The amendment authorizing the issuance of shares of preferred stock grants the Board authority, without further action by our stockholders, to designate and issue preferred stock in one or more series and to designate certain rights, preferences and restrictions of each series, any or all of which may be greater than the rights of the common stock. As of March 31, 2015, and December 31, 2014, the 425,000 shares of preferred stock are owned by the Company’s Chief Executive Officer. The preferred shares have 250 to 1 voting rights over the common stock, and are convertible into 31,481 shares of common stock. The preferred stock votes with the Company’s common stock, except as otherwise required under Nevada law. Accordingly, Mr. Carmichael will have approximately 61% of the combined voting power of the Common Stock and Series A Convertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.

16.	COMMITMENTS AND CONTINGENCIES

On August 14, 2014, the Company entered into a new lease commitment. Terms of the lease include thirty-seven month term commencing on September 1, 2014; payment of $5,367 security deposit; base rent of approximately $4,000 per month over the term of the lease plus sales tax; and payment of 10.76% of annual operating expenses (i.e. common areas maintenance), which is approximately $1,500 per month subject to periodic adjustment.

During the third quarter of 2014, the Company did not renew its product liability insurance since the renewal policy was cost prohibitive. The Company is currently seeking a new insurance carrier or alternative means to satisfy this potential liability exposure, as well as to fulfil the sales terms of some of our customers, which require the insurance coverage.

On July 1, 2014 the following complaint was settled in full: On December 18, 2012, Undersea Breathing Systems, Inc. (“UBS”) filed an amended complaint against the Company compelling purchase of Medal Model No. 4241 membranes or equivalent pursuant to pricing agreement in 2011. UBS is the holder of the convertible debenture referenced in Note 12. CONVERTIBLE DEBENTURES Ref (2). Under the complaint, UBS asserted the Company was to purchase no less than 24 membranes from the company per year for $2,000 and $1,000, cash and Company stock, respectively, per membrane. The Company took delivery, paid cash, and issued stock for 14 Medal Model No 4241 membranes pursuant to the stated pricing in 2011, plus issued an additional $24,000 stock toward future purchases of 24 membranes. However, the Company has not purchased or taken delivery of additional membranes. At the same time the stock was issued the Company granted UBS a convertible debenture of $76,000 and reduced its balance to $48,000 when the Company paid $28,000 cash and took delivery of the 14 membranes. Therefore, UBS currently has $24,000 worth of stock and a $48,000 convertible debenture for which the Company took no membrane deliveries. On July 1, 2014, the court granted dismissal of the final remaining complaint asserted by UBS. Associated with the dismissal, the Company reversed in the third quarter of 2014, related prepaid inventory and convertible debenture resulting in a loss on settlement of $14,850, which was accrued as of June 30, 2014.

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

17.	JOINT VENTURE EQUITY EXCHANGE AGREEMENT

Effective December 31, 2014, the Company received notice from Pompano Dive Center, LLC. (“PDC”).of intent to cancel the agreement discussed below in accordance with the terms of the agreement. As a result, the unwinding of this transaction is expected to occur in the second quarter of 2015.

On November 7, 2011, the Company entered into a Joint Venture Equity Exchange Agreement (“Agreement”) with PDC. PDC owns a retail store, several dive boats, and has a classroom for training divers. Under the terms of the Agreement, the Company will provide PDC with an assortment of Brownie’s Third Lung products on consignment, and PDC will act as a training and demonstration site for Brownie’s Third Lung products. Beginning in 2012, both parties ceased operating under the consignment inventory arrangement. Inventory not sold was returned, and inventory was purchased for sale. See Note: 7 RELATED PARTIES TRANSACTIONS - Net revenues and accounts receivable – related parties for further information on sales to PDC for years ended December 31, 2014 and 2013, and Accounts Receivable balances at December 31, 2014, and December 31, 2013. Terms of sale to PDC are no more favorable than those granted other dealers of the Company’s products.

In addition, the Agreement provided for a non-binding letter of intent for the possible acquisition of PDC in exchange for BWMG’s stock for the yet to be agreed upon value of PDC. In anticipation of a possible purchase, the Agreement provides BWMG with a 33% interest in PDC. As part of the transaction, BWMG issued 3,394 restricted shares of its common stock with fair market value on the date of the transaction of $24,740 to PDC, reflected in other assets in the long-term portion of the Company’s balance sheet.

If BWMG purchased PDC, the stock issued by BWMG would be credited to the purchase price. Further, PDC is required to remit no later than 45 days from the end of each quarter, a 33% share in pre-tax net profits. At least 50% of the total pre-tax profits are required for distribution under the Agreement, and BWMG is not required to share in losses.

Upon termination of this Agreement by party and/or a written purchase and sales agreement is not entered into by the parties, then the parties’ respective interests in each other’s business will revert back to the original party. Accordingly, if this should happen, PDC will relinquish the interest acquired in BWMG through this Agreement and BWMG will do the same. All property at PDC owned by BWMG will be returned to BWMG at that time as well. Because the joint venture is cancellable at any time by either party with return of respective interest transferred to each as per the joint venture agreement, possible acquisition of PDC is in the form of a non-binding letter of intent, each entities assets and liabilities remain their own, BWMG will not share in any of PDC losses or additional expenses unless otherwise approved, and the management and operation of PDC remains with PDC, the Company accounted for the investment in PDC under the Cost basis. Since inception of the Agreement PDC has reported pre-tax net losses. Therefore, to-date there has been no profit sharing due the Company under the agreement.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	EQUITY INCENTIVE PLAN

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

19.	EQUITY BASED INCENTIVE/RETENTION BONUSES

On November 2, 2012, the Board of Directors consented to grant equity based bonuses to certain key employees and consultants as an incentive to retain their services. Stock incentive bonuses were to vest, and be paid out on May 2, 2013, contingent upon continued employment or service. The stock bonus price per share was calculated based on last closing price as reported on per the OTCBB prior to the grant date for a total of $75,100. Shares were set aside and reserved for this transaction. As disclosed in Note 7. RELATED PARTIES TRANSACTIONS, $45,000 and $2,250 of the $75,100 bonuses, or 37,038 and 1,854 shares, were awarded to the Chief Executive Officer and the related party employee, respectively. The Company accrued operating expense ratably from the time of the awards through May 2, 2013, when vested. Of the 61,852 vested shares, only 5,185 have been issued to-date. The rest are included in shares payable as reflected on the Statement of Stockholders’ Deficit and the Balance Sheet.

20.	STRATEGIC ALLIANCE AGREEMENT

On April 10, 2012, the Company entered into a strategic alliance agreement with Precision Paddleboards, Inc. The agreement provides for 12 month exclusivity granted for $24,000 in one year restricted stock, or 494 shares. Price per share was calculated as the weighted average per share for 30 days preceding the agreement or $.036 per share. The Company recognized the operating expense ratably over the twelve month vesting term with corresponding entry to shares payable. As of March 31, 2015, none of the 494 shares had been paid out and are reflected in shares payable balance on the Statement of Stockholders’ Deficit and the Balance Sheet.

21.	INTEREST EXPENSE NON-RELATED PARTIES AND OTHER EXPENSE (INCOME), NET

For the three months ended March 31, 2015, non-related parties interest expense of $9,277 is comprised of $9,177 interest on convertible debentures and $100 interest on notes payable and other interest. For the three ended March 31, 2014, non-related parties interest expense of $13,552 is comprised of $12,921 interest on convertible debentures and $631 interest on notes payable and other interest.

For the three months ended March 31, 2015, $3,984 other expense, net is comprised primarily of $11,379 insurance audit adjustments partially offset by $3,471 royalty income on licensed patents, $1,800 sale of fixed assets and $2,124 other income, net of individually insignificant items. For the three months ended March 31, 2014, $36,738 other income, net is comprised primarily of $31,463 write off of accrued legal expense from prior years due to resolution of overbilling as identified by Company $5,144 royalty income on licensed patents, and $131 other income, net of individually insignificant items.

BROWNIE’S MARINE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.	SUBSEQUENT EVENTS

On May 2, 2015, Mr. Purdon, related party employee, was issued 1,483,160 shares of restricted common stock in lieu of cash for $4,500, employee compensation for the month ended April 30, 2015. The number of shares issued was based on the weighted average share price during the month.

Effective April 22, 2015, the Company issued Mr. Carmichael, Chief Executive Officer of the Company, an unsecured promissory note in exchange for $27,000. Terms of the note are twelve monthly principal payments of $2,250 beginning June 15, 2015. Interest is 10% per annum, payable monthly in shares of stock, based on the weighted average price per share during the monthly period from the historical data as quoted on www.quotemedia.com for the Company’s common stock. Interest shall be calculated as the unpaid principal balance times the daily rate for the number of the days in the period times the average weighted price per share for the monthly period. The Company borrowed and is using the proceeds for tooling and inventory of new product it plans to offer in time for its local summer diving and boating season.

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

Overview

Brownie’s Marine Group, Inc., a Nevada corporation (referred to herein as “BWMG”, “the Company”, “we” or “Brownie’s”), does business through its wholly owned subsidiary, Trebor Industries, Inc., d/b/a Brownie’s Third Lung, a Florida corporation. The Company designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and nitrox generation systems, and scuba and water safety products. BWMG sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility in Pompano Beach, Florida. The Company’s common stock is quoted on the OTC Markets under the symbol “BWMG”. The Company’s website is www.browniesmarinegroup.com.

Mr. Carmichael has operated Trebor as its President since 1986. Since 2004, Mr. Carmichael has served as President, Principal Accounting Officer and Chief Financial Officer of the Company. From March 23, 2004 to April 26, 2004, Mr. Carmichael served as the Company’s Executive Vice-President and Chief Operating Officer. He is the holder or co-holder of some patents that are used by Trebor and several other large original equipment manufacturers in the diving industry. Mr. Carmichael is also the holder of trademarks and tradenames used by the Company.

The Company’s diving and marine based products are generally marketed under the Brownie’s Third Lung, Brownie’s Tankfill, and Brownie’s Public Safety trade names.

Results of Operations for the Three Months Ended March 31, 2015, as Compared to the Three Months Ended March 31, 2014

Net revenues. For the three months ended March 31, 2015, we had net revenues of $464,508 as compared to net revenues of $588,383 for the three months ended March 31, 2014, a decrease of $123,875, or 21.05%. Sales overall were down in all product categories. However, sales overall to non-related parties were relatively flat with decline during the period primarily attributable to decline in overall related party sales. Overall sales of hookah systems and related was down approximately $40,000 for the first quarter of 2015, compared to the first quarter of 2014, with gas powered hookah system sales relatively flat and decline primarily in sales of battery-powered hookah systems. Sales in tankfill systems and related and SCUBA and related was down by approximately $76,000, and $8000 for the three months ended March 31, 2015 as compared to same period in 2014. The Company attributes the decline in related parties’ sales to a cyclical decline in demand from the retail market of the related parties during the first quarter of 2015, compared to the first quarter of 2014.

Cost of net revenues. For the three months ended March 31, 2015, we had cost of net revenues of $358,592 as compared with cost of net revenues of $465,072 for the three months ended March 31, 2014, a decrease of $106,480, or 22.90%. The decrease during the first quarter ended March 31, 2015 compared to first quarter ended March 31, 2014, is primarily attributable to the decrease in material costs of approximately $62,000 due to decrease in net revenues and approximately 4% decline in material costs, or approximately $20,000, as a percentage of net revenues. The 4% decline in material costs as percentage of net revenues is primarily attributable to product mix sold during the first quarter of 2015 as compared to the first quarter of 2014. Representing the next largest area of decrease in the first quarter of 2015 as compared to the same period in 2014, was the approximately $13,000 decrease in overhead allocation primarily due to discontinuance of product liability insurance in the third quarter of 2014, which was an expense allocable as overhead.

Gross profit. For the three months ended March 31, 2015, we had a gross profit of $105,916 as compared to gross profit of $123,311 for the three months ended March 31, 2014, a decrease of $17,935, or 14.11%. The decrease in gross profit is primarily attributable to decrease in sales for the three months ended March 31, 2015, as compared to same period in 2014.

Operating expenses. For the three months ended March 31, 2015, we had operating expenses of $172,240 as compared to operating expenses of $180,346 for the three months ended March 31, 2014, a decrease of $8,106, or 4.49%. The Company considers the small decline in overall comparable between the first quarter of 2015 and the first quarter 2014.

Other (income) expense, net. For the three months ended March 31, 2015, we had other expense, net of $13,261, as compared to other income, net of $18,680 for the three months ended March 31, 2014, an increase of $31,941 other expense, net, or 170.99%. This account is comprised of other (income) expense, net; and interest expense. Other (income) expense, net, increased by $40,722 expense, net (alternatively, other income, net decreased by $40,722) for the period and is comprised of transactions that are generally of a non-recurring nature; and interest expense decreased by $8,781 for the period. The $40,722 difference is primarily comprised of approximately $31,000 write off of accrued legal expense in the first quarter of 2014 due to resolution of overbilling without comparable income during the first quarter of 2015; and approximately $11,000 insurance audit adjustment expense in the first quarter of 2015, without comparable adjustment in the first quarter of 2014. The $8,781 decrease in interest expense for the first quarter of 2015, as compared to the first quarter of 2014, is primarily attributable to approximately $4,000 less in convertible debenture interest due to fully accreted discounts by first quarter of 2015, as well as lower convertible debenture balance outstanding during the first quarter of 2015, as compared to the same period in 2015; and approximately $4,500 decrease in interest expense related party due to decline in note payable balance from the first quarter of 2014, to the first quarter of 2015.

Provision for income tax expense. For the three months ended March 31, 2015, we had a provision for income tax expense of $43 as compared to a provision for income tax benefit of $44 for the three months ended March 31, 2014, a decrease of $1, or 2.27%.

Net loss. For the three months ended March 31, 2015, we had net loss of $79,628 as compared to net loss of $38,399 for the three months ended March 31, 2014, an increase in net loss of $41,229, or 107.37%. The $41,229 increase in net loss is primarily attributable to $17,395 decrease in gross profit, and $31,941 increase in other expense, net; and partially offset by decrease in operating expenses of $8,106.

Liquidity and Capital Resources

As of March 31, 2015, the Company had cash and current assets (primarily consisting of inventory) of $832,832 and current liabilities of $1,470,283 or a current ratio of .56 to 1. This represents a working capital deficit of $637,451. As of December 31, 2014, the Company had cash and current assets of $774,291 and current liabilities of $1,356,642, or a current ratio of .57 to 1. As of December 31, 2013, the Company had cash and current assets of $950,643 and current liabilities of $1,760,058, or a current ratio of .54 to 1.

The consolidated financial statements included herein have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. Although we had net income for the year ended December 31, 2014, we have otherwise incurred annual losses since 2009, and expect we may have more in future periods. Other than in 2014, we have had a working capital deficit since 2009.

The Company is behind on payments due matured convertible debentures; related party notes payable; accrued liabilities and interest – related parties; and certain vendor payables. The Company is handling delinquencies on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue.

The Company does not expect that existing cash flow will be sufficient to fund presently anticipated operations. This raises substantial doubt about BWMG’s ability to continue as a going concern during the twelve- month period following the date of the financial statements included herein. The Company will need to raise additional funds and is currently exploring alternative sources of financing. We have issued a number of convertible debentures as an interim measure to finance our working capital needs. We have historically paid for many legal and consulting services with restricted stock to maximize working capital. We intend to continue this practice in the future when possible. We have implemented some cost saving measures and will continue to explore more to reduce operating expenses.

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

Although we incurred net income of approximately $94,000 for the year ended December 31, 2014, we incurred net losses of approximately $79,000 and $896,000, for the three months ended March 31, 2015, and year ended December 31, 2013, respectively. We anticipate these losses will continue for the foreseeable future. Additionally, the Company has negative cash flows from operations, negative working capital, is behind on payments due for matured convertible debentures, related party notes payable, accrued liabilities and interest –related parties, and certain vendor payables. The Company is working out all matters of delinquency on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue. This raises a substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon generating working capital and obtaining adequate new debt or equity financing. Because of our continuing losses, we may not have working capital to permit us to remain in business during the twelve- month period following the date of the financial statements included herein, without improvements in our cash flow from operations or new financing. Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses.

The optional conversion features of a series of convertible debentures issued by the Company could require the Company to issue a substantial number of shares of common stock, which will cause dilution to the Company’s stockholders and a potentially negative effect on our stock price.

Since October 4, 2010 the Company has issued convertible debentures to several lenders and other third parties. At March 31, 2015, the outstanding principal balance of these debentures was $386,815. The debentures convert under various conversion formulas, all of which are at a significant discount to market price of our common stock. The conversion of any of the debentures will result in the issuance of a significant number of shares of our common stock which will cause dilution to our existing shareholders. Furthermore, the conversion at a significant discount to the market price of our common stock may have a negative effect on our stock price.

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

Our failure to obtain intellectual property and enforce protection would have a material adverse effect on our business.

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

We rely on vendors and manufacturers without long-term contracts.

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

We depend on consumer spending on discretionary items.

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

Bad weather conditions could have an adverse effect on operating results.

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

Based on this evaluation, our Chief Executive Officer and principal financial and accounting officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective such that the information relating to our company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management to allow timely decisions regarding required disclosures. Our management concluded that our disclosure controls and procedures were not effective as of March 31, 2015, as described in more detail below. Our management concluded that a significant deficiency exists regarding timely disclosure controls and procedures as described in more detail below. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

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

During the three months ended March 31, 2015, one lender converted $4,680 of their convertible debenture to 2,340,000 shares of stock. In addition, the same lenders converted $6,280 in accrued interest to 4,200,000 shares of stock. The stock was issued without restrictive legend because the Rule 144 holding period had been met at time of issuance. Terms of conversion as per the debenture were 61% of lowest closing market price per share for five trading days prior to conversion notice.

During the three months ended March 31, 2015, $13,500 related party employee compensation payable was converted to 4,648,262 shares of restricted stock.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	MINE SAFETY DISCLOSURE

None.

Item 5.	Other Information

Effective April 22, 2015, the Company issued Mr. Carmichael, Chief Executive Officer of the Company, an unsecured promissory note in exchange for $27,000. Terms of the note are twelve monthly principal payments of $2,250 beginning June 15, 2015. Interest is 10% per annum, payable monthly in shares of stock, based on the weighted average price per share during the monthly period from the historical data as quoted on www.quotemedia.com for the Company’s common stock. Interest shall be calculated as the unpaid principal balance times the daily rate for the number of the days in the period times the average weighted price per share for the monthly period. The Company borrowed and is using the proceeds for tooling and inventory of new product it plans to offer in time for its local summer diving and boating season.

Item 6.	Exhibits

Exhibit No.	Description	Location

10.1	Promissory Note with Chief Executive Officer	Provided herewith.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith.

32.1	Certification Pursuant to Section 1350	Provided herewith.

32.2	Certification Pursuant to Section 1350	Provided herewith.

101	XBRL Interactive Data File *

* Attached as Exhibit 101 to this report are the following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Deficit (iv) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2015	Brownie’s Marine Group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer

