Form 10-Q
period 2015-06-30
Brownie's Marine Group, Inc
filed 2015-08-11
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

Yes ☐ No ☒

There were 78,089,590 shares of common stock outstanding as of August 2, 2015.

PART I

Item 1.      Financial Statements

Financial Information

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2015	2014
ASSETS

Current assets
Cash	$42,155	$19,188
Accounts receivable, net of $22,000 and $47,000 allowance for doubtful accounts, respectively	31,737	41,693
Accounts receivable - related parties	64,051	71,325
Inventory	613,500	606,213
Prepaid expenses and other current assets	145,889	30,195
Other current assets - related parties	3,044	5,444
Deferred tax asset, net - current	190	233
Total current assets	900,566	774,291

Property and equipment, net	98,046	108,506

Deferred tax asset, net - non-current	2,330	2,330
Other assets	6,648	31,049

Total assets	$1,007,590	$916,176

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$554,604	$462,776
Customer deposits and unearned revenue	18,558	40,385
Royalties payable - related parties	154,779	127,661
Other liabilities	231,371	232,738
Other liabilities and accrued interest - related parties	92,019	93,521
Convertible debentures, net	371,965	376,645
Notes payable - current portion	6,041	8,749
Notes payable - related parties - current portion	31,682	14,167
Total current liabilities	1,461,019	1,356,642

Long-term liabilities
Notes payable - long-term portion	9,197	12,231

Total liabilities	1,470,216	1,368,873

Commitments and contingencies

Stockholders' deficit
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding	425	425
Common stock; $0.0001 par value; 5,000,000,000 shares authorized; and 76,261,888 and 83,772,236 shares issued, respectively; 76,261,394 and 60,471,929 shares outstanding, respectively	7,626	6,047
Common stock payable; $0.0001 par value; 195,610 and 195,610 shares, respectively	20	20
Additional paid-in capital	8,638,808	8,631,496
Accumulated deficit	(9,109,505)	(9,090,685)
Total stockholders' deficit	(462,626)	(452,697)

Total liabilities and stockholders' deficit	$1,007,590	$916,176

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net revenues
Net revenues	$467,930	$549,054	$761,995	$781,373
Net revenues - related parties	243,283	316,070	413,726	672,135
Total net revenues	711,213	865,124	1,175,721	1,453,508

Cost of net revenues
Cost of net revenues	458,499	544,472	805,772	996,318
Royalties expense - related parties	17,101	20,411	28,420	33,637
Total cost of net revenues	475,600	564,883	834,192	1,029,955

Gross profit	235,613	300,241	341,529	423,553

Operating expenses
Selling, general and administrative	167,078	157,745	331,531	337,712
Research and development costs	21	1,200	7,809	1,579
Total operating expenses	167,099	158,945	339,340	339,291

Income from operations	68,514	141,296	2,189	84,262

Other (income) expense, net
Other (income) expense, net	(1,755)	39,342	2,231	2,604
Interest expense	9,254	11,700	18,532	25,252
Interest expense - related parties	203	4,506	203	9,013
Total other (income) expense, net	7,702	55,548	20,966	36,869

Net income (loss) before provision for income taxes	60,812	85,748	(18,777)	47,393

Provision for income tax expense	43	—	43	44

Net income (loss)	$60,769	$85,748	$(18,820)	$47,349

Basic income (loss) per common share	$0.00	$0.01	$(0.00)	$0.00
Diluted income (loss) per common share	$0.00	$0.00	$(0.00)	$0.00

Basic weighted average common shares outstanding	73,202,855	14,097,417	70,276,729	10,665,857
Diluted weighted average common shares outstanding	116,874,166	69,028,500	70,276,729	65,596,941

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

							Additional		Total
	Common stock		Preferred stock		Common stock payable		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	deficit

Balance, December 31, 2014	60,471,929	$6,047	425,000	$425	195,610	$20	$8,631,496	$(9,090,685)	$(452,697)

Conversion of related party employee compensation payable to stock	4,648,262	465	—	—	—	—	13,035	—	13,500

Conversion of convertible debentures to stock	2,340,000	234	—	—	—	—	4,446	—	4,680

Conversion of accrued interest on convertible debentures to stock	4,200,000	420	—	—	—	—	5,860	—	6,280

Net loss	—	—	—	—	—	—	—	(79,628)	(79,628)

Balance, March 31, 2015 (Unaudited)	71,660,191	$7,166	425,000	$425	195,610	$20	$8,654,837	$(9,170,313)	$(507,865)

Conversion of related party employee compensation payable to stock	4,534,439	453	—	—	—	—	13,047	—	13,500

Dissolution of joint venture agreement	—	—	—	—	—	—	(24,740)	—	(24,740)

Stock receivable underlying Board of Direcctor fees rescinded	—	—	—	—	—	—	(4,532)	—	(4,532)

Conversion of accrued interest on note payable - Chief Executive Officer to stock	66,764	7	—	—	—	—	196	—	203

Net Income	—	—	—	—	—	—	—	60,808	60,808

Balance, June 30, 2015 (Unaudited)	76,261,394	$7,626	425,000	$425	195,610	$20	$8,638,808	$(9,109,505)	$(462,626)

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2015	2014

Cash flows provided by operating activities:
Net (loss) income	$(18,820)		$47,349
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on disposal of fixed assets	—		24,486
Depreciation	10,869		10,656
Amortization of leasehold improvements	6,396		—
Change in deferred tax asset, net	43		44
Accretion of convertible debenture discounts	—		3,334
Changes in operating assets and liabilities:
Change in accounts receivable, net	9,956		2,159
Change in accounts receivable - related parties	7,274		9,894
Change in inventory	(7,287)		40,231
Change in prepaid expenses and other current assets	(115,694)		(38,071)
Change in other current assets - related parties	(2,132)		660
Change in other assets	(339)		—
Change in accounts payable and accrued liabilities	98,108		(24,895)
Change in customer deposits and unearned revenue	(21,827)		(62,560)
Change in other liabilities	(562)		(1,093)
Change in other liabilities and accrued interest - related parties	25,701		50,509
Change in royalties payable - related parties	27,118		(5,700)
Net cash provided by operating activities	18,804		57,003

Cash flows from investing activities:
Purchase of fixed assets	(6,805)		(19,412)
Net cash used in investing activities	(6,805)		(19,412)

Cash flows from financing activities:
Principal payment on loan payable	(805)		—
Principal payments on notes payable	(5,742)		(6,203)
Proceeds from notes payable - related parties	27,000		—
Principal payments on note payable - related parties	(9,485)		(63,869)
Net cash provided by (used in) financing activities	10,968		(70,072)

Net change in cash	22,967		(32,481)

Cash, beginning of period	19,188		70,084

Cash, end of period	$42,155		$37,603

Supplemental disclosures of cash flow information:
Cash paid for interest	$77		$3,301

Cash paid for income taxes	$—		$—

Supplemental disclosures of non-cash investing activities and future operating activities:

Conversion of convertible debentures to stock	$4,680		$51,574

Conversion of accrued payroll to stock - related party	$27,000		$27,000

Conversion of accrued interest on note payable - related party to stock	$203		$—

Conversion of accrued interest and fees on convertible debentures to stock	$6,280		$1,700

Retirement of shares returned by non-employee Board of Director	$—		$1,383

Dissolution of joint venture	$24,740		$0

Devaluation of related party stock receivable	$4,537	$

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

Going Concern –The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. Although profitable for the year ended December 31, 2014, and the three months ended June 30, 2015, we have otherwise incurred losses since 2009, and had a loss for the six months ended June 30, 2015. We have predominantly had a working capital deficit since 2009. The Company is behind on payments due for matured convertible debentures, related parties notes payable, accrued liabilities and interest – related parties, and certain vendor payables. The Company is handling delinquencies on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue. Payment delinquencies are further addressed in Note 7. RELATED PARTIES TRANSACTIONS, Note 9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES, Note 10. OTHER LIABILITIES, Note 11. NOTES PAYABLE, and Note 12. CONVERTIBLE DEBENTURES.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about BWMG’s ability to continue as a going concern within one year from date the financial statements are issued. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. BWMG has issued a number of convertible debentures as an interim measure to finance working capital needs as discussed in Note 12. CONVERTIBLE DEBENTURES and may continue to raise additional capital through sale of restricted common stock or other securities, and obtaining some short term loans. The Company has paid for legal and consulting services with restricted stock in past years to maximize working capital, and intends to continue this practice when possible. In addition, the Company implemented some cost saving measures and will continue to explore more to reduce operating expenses.

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

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which occur. Advertising and trade show expense incurred for the three months ended June 30, 2015, and 2014, was $600 and $292 respectively. Advertising and trade show expense incurred for the six months ended June 30, 2015, and 2014, was $2,319 and $620, respectively.

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

Stock-based compensation – The Company accounts for all compensation related to stock, options or warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes valuation model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued on the effective date of the agreement in accordance with generally accepted accounting principles, which includes determination of the fair value of the share-based transaction. The fair value is determined through use of the quoted stock price. For the three and six months ended June 30, 2015 and 2014, the Company compensated and/or converted all accrued payroll to stock for one related party employee. For further discussion see Note 7. RELATED PARTIES TRANSACTIONS,

Beneficial conversion features on convertible debentures – The fair value of the stock upon which beneficial conversion feature (BCF) computations, as applicable, was determined through use of the quoted stock price. See Note 12. CONVERTIBLE DEBENTURES for further discussion.

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

Fair value of financial instruments (continued) – At June 30, 2015, and December 31, 2014, the carrying amount of cash, accounts receivable, accounts receivable – related parties, customer deposits and unearned revenue, royalties payable – related parties, other liabilities, other liabilities and accrued interest – related parties, notes payable, notes payable – related parties, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The fair value of the Company’s convertible debentures was the principal balance due at June 30, 2015, and December 31, 2014, as presented on the face of the balance sheet.

Earnings per common share – Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. All common stock and equivalent shares were excluded in the computation of dilutive earnings per share for the six months ended June 30, 2015, since their effect was antidilutive. They were included for the three months ended June 30, 2015 and June 30, 2014, and for the six months ended June 30, 2014.

New accounting pronouncements – The Company believes there was no new accounting guidance adopted, but not yet effective that either has not already been disclosed in prior reporting periods or is relevant to the readers of BWMG’s financial statements.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	INVENTORY

Inventory consists of the following as of:

	June 30, 2015	December 31, 2014

Raw materials	$348,024	$331,879
Work in process	—	—
Finished goods	265,476	274,334
	$613,500	$606,213

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets totaling $145,889 at June 30, 2015, consists of $122,661 prepaid inventory, $6,846 prepaid insurance, $5,762 prepaid rent, $10,000 prepaid legal, and $620 other current assets and prepaid expenses.

Prepaid expenses and other current assets totaling $30,195 at December 31, 2014, consists of $21,508 prepaid inventory, $8,112 prepaid insurance, and $575 other current assets and prepaid expenses.

4.	PROPERTYAND EQUIPMENT, NET

Property and equipment consists of the following as of:

	June 30, 2015	December 31, 2014

Factory and office equipment	$62,633	$62,633
Tooling	59,149	52,344
Computer equipment and software	23,932	23,932
Vehicles	44,160	44,160
Leasehold improvements	38,379	38,379
	228,253	221,448
Less: accumulated depreciation and amortization	(130,207)	(112,942)
	$98,046	$108,506

5.	OTHER ASSETS

Other assets of $6,648 at June 30, 2015, consists of refundable deposits. Other assets of $31,049 at December 31, 2014, consists of $24,740 investment in joint venture, and $6,309 refundable deposits. See Note 17. JOINT VENTURE EQUITY EXCHANGE AGREEMENT for further information on dissolution of joint venture in 2015.

6.	CUSTOMER CREDIT CONCENTRATIONS

The Company sells to three entities owned by the brother of Robert Carmichael, the Company’s Chief Executive officer, and three Company’s owned by the Chief Executive Officer as further discussed in Note 7. RELATED PARTIES TRANSACTIONS. Combined sales to these six entities for the three months ended June 30, 2015 and 2014, represented 34.21% and 35.94%, respectively, of total net revenues. Combined sales to these six entities for the six months ended June 30, 2015 and 2014, represented 35.19% and 45.81%, respectively, of total net revenues. Sales to no other customers for the three and six months ended June 30, 2015, and June 30, 2014 represented greater than 10% of net revenues for the respective periods.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	RELATED PARTIES TRANSACTIONS

Notes payable – related parties

Notes payable – related parties consists of the following at June 30, 2015:

Promissory note payable to the non-employee Board of Director, secured by up to $200,000 in and to all of the Company’s right, title and interest in its fixed assets, inventory, receivables, and all documents including its books, records, and files; bearing interest at 21.21% per annum, due in monthly principal and interest payments of $8,585, matured on November 1, 2014	$7,083

Promissory note payable to Chief Executive Officer, unsecured, payable in twelve monthly principal payment of $2,250 beginning June 15, 2015, with interest at 10% per annum with payments monthly in shares of stock based on the monthly weighted average price of the stock, maturing May 15, 2016.	24,599

Less amounts due within one year	31,682

Long-term portion of notes payable	$—

$31,682

As of June 30, 2015, principal payments on the notes payable – related parties are as follows:

2015	$20,432
2016	11,250
2017	—
2018	—
2019	—
Thereafter	—
$31,682

Effective April 22, 2015, the Company issued Mr. Carmichael, Chief Executive Officer of the Company, an unsecured promissory note presented in the table above in consideration for a $27,000 advance. For purposes of calculating the interest due monthly on the note, the weighted average price per share during the monthly period from the historical data as quoted on www.quotemedia.com for BWMG shall be used. Interest shall be calculated as the unpaid principal balance times the daily rate for the number of the days in the period times the average weighted price per share for the monthly period. The Company borrowed and is using the proceeds for tooling and inventory of new product it plans to offer during its local summer diving and boating season. For the three months ended June 30, 2015, the Company converted $203 accrued interest on the note payable – related party to 66,764 shares of restricted stock.

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

As of June 30, 2015, the Company was approximately one payment in arrears on payments due under the Note payable to the non-employee Board of Director. No notice of default has been received and the Company plans to make payments as able.

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

$14,167

Net revenues and accounts receivable – related parties – The Company sells products to Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers. Combined net revenues from these entities for three months ended June 30, 2015 and 2014, was $214,701 and $265,490, respectively. Combined net revenues from these entities for six months ended June 30, 2015 and 2014, was $371,338 and $487,231, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at June 30, 2015, was $36,012, $5,370, and $8,461, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2014, was $42,882, $4,128, and $8,451, respectively.

The Company sells products to Brownie’s Global Logistics, LLC. (“BGL”) and 940 Associates, Inc., and 3D Buoy, fully owned by the Company’s Chief Executive Officer. Terms of sale are more favorable than those extended to BWMG’s regular customers, but no more favorable than those extended to Brownie’s strategic partners. Terms of sale approximate cost or include a nominal margin. These terms are consistent with those extended to Brownie’s strategic partners. Strategic partner terms on a per order basis include promotion of BWMG’s technologies and “Brownie’s” brand, offered only on product or services not offered for resale, and must provide for reciprocal terms or arrangements to BWMG on strategic partners’ product or services. BGL is fulfilling the strategic partner terms by providing exposure for BWMG’s technologies and “Brownie’s” brand in the yachting and exploration community word-wide through its operations. Combined net revenues from these entities for three months ended June 30, 2015, and 2014, were $28,582 and $45,447, respectively. Combined net revenues from these entities for six months ended June 30, 2015, and 2014 were $42,388 and $178,691, respectively Accounts receivable from BGL at June 30, 2015, and December 31, 2014 was $11,142 and $2,107, respectively. Accounts receivable from 3D Buoy was $3,066 at June 30, 2015.

Beginning in 2015, the joint venture agreement with Pompano Dive Center “PDC” was in process of dissolution. PDC provided notice of intent to dissolve effective January 1, 2015. During the second quarter of 2015, PDC returned the stock it held in BWMG, fulfiling the terms of dissolution. Therefore, during the second quarter of 2015, the Company reversed the $24,740 long term asset (purchase option) tied to the stock provided PDC discussed below, with corresponding reduction in additional paid in capital.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	RELATED PARTIES TRANSACTIONS (continued)

As a result, PDC is not being presented or disclosed as a related party in 2015. The Company opted to not reclassify 2014 presentation and disclosure due to immateriality of impact on financial statement and disclosure comparability. Therefore, the notes and financial statements include PDC as a related party in 2014. Accordingly, sales to PDC for the three and six months ended June 30, 2014 was $5,133 and $6,212, respectively. Terms of sale were no more favorable than those extended to any of the Company’s other customers. Accounts receivable from Pompano Dive Center at December 31, 2014, was $1,080. See Note 17. JOINT VENTURE EQUITY EXCHANGE AGREEMENT for further discussion regarding PDC.

Royalties expense – related parties – The Company has Non-Exclusive License Agreements with 940 Associates, Inc. (hereinafter referred to as “940A”), an entity owned by the Company’s Chief Executive Officer, to license product patents it owns. Under the terms of the license agreements effective January 1, 2005, the Company pays 940A $2.00 per licensed product sold, rates increasing 5% annually. Also with 940A, the Company has an Exclusive License Agreement to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. Based on this license agreement, the Company pays 940A 2.5% of gross revenues per quarter. Total royalty expense for the above agreements for the three and six months ended June 30, 2015 and 2014, is disclosed on the face of the Company’s Consolidated Statements of Operations. As of June 30, 2015, and December 31, 2014, the Company was approximately thirty and twenty-nine months in arrears, respectively, on royalty payments due. No default notice has been received and the Company plans to make payments as able.

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

Non-employee Board of Director fees and bonus – Effective December 23, 2013, the Board of Directors cancelled the $2,500 per month non-employee Board of Director fee agreement under which Mikkel Pitzner was being compensated. In addition, Mr. Pitzner forgave the $27,500 BOD fees due in shares payable and/or paid him monthly through November 2013. Related to the forgiveness of the BOD fees for 2013, the Company cancelled related stock payable to him, recorded $5,917 receivable for the stock due back from him, and recorded the $27,500 as contribution to Additional Paid in Capital. During the three months ended June 30, 2014, Mr. Pitzner returned 14,406 shares, or $1,383 of $5,917, leaving a $4.534 receivable. As of June 30, 2015, the Company deemed the receivable fair market value as $1, which is the par value of 8,372 shares pending return from Mr. Pitzner. Therefore, the Company reduced the value of the receivable to $1, and reduced additional paid in capital, which is the account that would otherwise be adjusted upon return of the shares

Equity based compensation to employee –The Company pays the employment compensation of Alexander F. Purdon, an employee and a more than 10% shareholder of the Company, in restricted shares of stock in lieu of cash. The number of shares paid is based on the weighted average price per share during the months the services were rendered. For the three months ended June 30, 2015 and June 30, 2014, stock based compensation to Mr. Purdon was $13,500 and $13,500, respectively. For the six months ended June 30, 2015 and June 30, 2014, stock based compensation to Mr. Purdon was $27,000 and $27,000, respectively, or 9,182,701 shares and 2,930,849, respectively. In addition, of the $129,500 employee bonuses declared payable for 2012 year end, which is payable in stock or cash to be determined by the Board of Directors, Mr. Purdon is due $17,500. Lastly, of 61,852 total shares of common stock attributable to incentive retention bonuses declared by the Board of Directors in 2012, which vested as of May 2013, Mr. Purdon is payable 1,852 shares of stock, which were valued at $2,250. These shares are included in shares payable on the statement of stockholders’ deficit.

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

Other liabilities and accrued interest– related parties

Other liabilities and accrued interest– related parties consists of the following at:

	June 30, 2015	December 31, 2014

Year-end 2012 bonus payable to Chief Executive Officer	$67,000	$67,000
Year-end 2012 bonus payable to employee	17,500	17,500
Accrued interest on note payable non-employee Board of Director	1,502	3,004
Due to Principals of Carleigh Rae Corp., net	6,017	6,017
	$92,019	$93,521

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

On February 3, 2012, the Company entered into an asset purchase agreement with Florida Dive Industries, Inc. (“Seller”). On March 5, 2012, the same parties executed an amendment to the agreement (collectively, the “Agreement”). Under the terms of the Agreement, the Company acquired certain diving and related inventory, and Seller provided a three year non-compete agreement within a 10-mile wide radius. On May 31, 2013, the Company closed the dive store and vacated the premises. As of December 31, 2014, the Company had paid Seller $9,643 toward the $22,500 cash purchase price leaving a balance of $12,857 included in other liabilities at June 30, 2015 and December 31, 2014.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $554,604 at June 30, 2015, consists of $274,991 accounts payable trade, $31,952 accrued payroll and fringe benefits, $45,000 accrued year-end bonuses, $39,749 accrued payroll taxes and withholding, and $162,912 accrued interest. Balances due certain vendors are in arrears to varying degrees. The Company is handling all delinquent accounts on a case by case basis.

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

Other liabilities of $231,371 at June 30, 2015, consists of $215,782 short-term loans, $12,857 payable for assets purchased pursuant to Asset Purchase Agreement (Note 8. ASSET PURCHASE), and $2,732 on-line training liability. Other liabilities of $232,738 at December 31, 2014, consists of $216,586 short-term loans, $12,857 payable for assets purchased pursuant to Asset Purchase Agreement and $3,295 on-line training liability. The short-term loans are comprised of four loans due on demand from unrelated parties. The loans have no other stated terms except one for $200,000 indicated it was for settlement of debenture debt. Therefore, the Company used the proceeds from that loan toward settlement of some convertible debentures.

On-line training certificates accompany all hookah units sold. The training certificates entitle the holder to an on-line interactive course at no additional charge to the holder. The number of on-line training certificates issued per unit is the same as the number of divers the unit as sold is designed to accommodate (i.e., a three diver unit configuration comes with three on-line training certificates). The certificates have eighteen-month redemption from the time customer purchases the unit before expiration. The Company owes the on-line training vendor an agreed upon negotiated rate for on-line certificates redeemed prior to expiration, and payment is due upon redemption. The Company estimates the on-line training liability based on the historical redemption rate of approximately 10%. The Company continues to monitor and maintain a reserve for certificate redemption that approximates the historical redemption rate.

11.	NOTES PAYABLE

Notes payable consists of the following as of June 30, 2015:

Promissory note payable, secured by vehicle underlying loan having carrying value of $15,939 at June 30, 2015, bearing interest at 1.9% per annum, due in monthly principal and interest payments of $523, maturing on December 5, 2017.	$15,238

Less amounts due within one year	6,041

Long-term portion of notes payable	$9,197

As of June 30, 2015, principal payments on the notes payable are as follows:

2015	$3,006
2016	6,099
2017	6,133
2018	—
2019	—
Thereafter	—

$15,238

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	NOTES PAYABLE (continued)

The unsecured note payable presented in the table below, which matured in March 2015, was paid in full in accordance with its terms. The note payable had resulted from conversion of a vendor payable dating back to February 2011. The note payable was restructured once in June 2012 to reduce the monthly payments and to extend the maturity.

Notes payable consists of the following as of December 31, 2014:

Promissory note payable, unsecured, bearing interest at 5% simple interest per annum, due in weekly principal and interest payments of $250, maturing on March 10, 2015.	$2,764

Promissory note payable, secured by vehicle underlying loan having carrying value of $17,760 at December 31, 2014, bearing interest at 1.9% per annum, due in monthly principal and interest payments of $523, maturing on December 5, 2017.	18,216
20,980

Less amounts due within one year	8,749

Long-term portion of notes payable	$12,231

12.	CONVERTIBLE DEBENTURES

Convertible debentures consist of the following at June 30, 2015 and December 31, 2014:

Maturity Date	Interest Rate	Origination Principal	Origination Discount	June 30, 2015 Debenture Balance	June 30, 2015 Accrued Interest	December 31, 2014 Debenture Balance	December 31, 2014 Accrued Interest	Ref.
5/27/2011	10%	125,000	(53,571)	$58,750	$31,769	$58,750	$28,829	(1)
11/11/2011	5%	76,000	(32,571)	-	-	-	-	(2)
5/2/2013	8%	42,500	(27,172)	-	-	-	-	(3)
8/2/2013	8%	78,500	(50,189)	-	-	4,680	6,280	(3)
5/5/2012	5%	300,000	(206,832)	300,000	125,000	300,000	110,000	(4)
8/31/2013	5%	10,000	(4,286)	10,000	1,931	10,000	1,679	(5)
	10%	See ref (6) for Discussion		-	379	-	379	(6)
2/10/2014	10%	5,500	-	472	192	472	155	(7)
2/10/2014	10%	39,724	-	2,743	3,641	2,743	3,503	(8)
4/14/2013	9.90%	20,000	(13,333)	-	-	-	-	(9)

				$371,965	$162,912	$376,645	$150,825

Reference numbers in right hand column of table entitled Ref. refer to paragraphs with corresponding numbers that immediately follow this paragraph.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	CONVERTIBLE DEBENTURES (continued)

(1)	The Company purchased in exchange for convertible debenture exclusive rights for license of certain intellectual property from an unrelated party. The parties agreed to a royalty of 2.5% of net revenues generated from the sale, sub-license or use of the technology or a reasonable negotiated rate based on similar invention. The debenture was convertible to common shares of the Company at May 27, 2011, along with accrued interest at the option of the lender. Conversion price per share is 30% discount as determined from the weighted average of the preceding 12 trading days’ closing market price. The Company valued the beneficial conversion feature (BCF) of the convertible debenture at $53,517, its intrinsic value. The Company accreted the discount to the convertible debenture and will recognize interest expense through repayment in full or conversion. Because there was no assurance of success and the invention was still in design and pre-prototype phase, the Company recorded the initial net value of the debenture, $71,483, as research and development expense during the year ended 2010. Both parties agreed to confidentiality regarding the invention during the pre-prototype stage. In addition, the Company agreed to provide the licensor with design services, as well as assist in completing the prototype and initial production at the Company’s prevailing wholesale rate for comparable services.

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

As of June 30, 2015 and December 31, 2014, the lender had assigned an aggregate of $5,500 under the debenture to four separate parties, and $23,500 to another party. See reference (7) and (8), respectively, related to the assignments.

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

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	INCOME TAXES

The components of the provision for income tax expense are as follows for the six months ended:

	June 30, 2015	June 30, 2014,
Current taxes
Federal	$—	$—
State	—	—
Current taxes	—	—
Change in deferred taxes	2,310	(39,550)
Change in valuation allowance	(2,267)	39,594

Provision for income tax expense	$43	$44

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at June 30, 2015:

Deferred tax assets:
Equity based compensation	$97,276
Allowance for doubtful accounts	7,480
Net operating loss carryforward	1,097,447
On-line training certificate reserve	961
Total deferred tax assets	1,203,164
Valuation allowance	(1,200,644)

Deferred tax assets net of valuation allowance	2,520

Less deferred tax assets – non-current, net of valuation allowance	2,330

Deferred tax assets – current, net of valuation allowance	$190

The effective tax rate used for calculation of the deferred taxes as of June 30, 2015 was 34%. The Company has established a valuation allowance against deferred tax assets of $1,200,644 or 99.8%, due to the uncertainty regarding realization, comprised primarily of a 100% reserve against the net operating carryforward, 100% reserve against the allowance for doubtful accounts, and 97% reserve against the deferred tax assets attributable to the equity based compensation.

The significant differences between the statutory tax rate and the effective tax rates for the six months ended are as follows:

	June 30, 2015	June 30, 2014,
Statutory tax rate	—%	—%
Increase (decrease) in rates resulting from:
Net operating loss carryforward or carryback	(34)%	(32)%
On-line training liability reserve	1%	—%
Change in valuation allowance	45%	32%
Change in allowance for doubtful accounts	(12)%	—%
Effective tax rate	—%	—%

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	INCOME TAXES (continued)

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2014:

Deferred tax assets:
Equity based compensation	$97,276
Allowance for doubtful accounts	15,980
Net operating loss carryforward	1,091,064
On-line training certificate reserve	1,154
Total deferred tax assets	1,205,474
Valuation allowance	(1,202,911)

Deferred tax assets net of valuation allowance	2,563

Less deferred tax assets – non-current, net of valuation allowance	2,330

Deferred tax assets – current, net of valuation allowance	$233

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

During the second quarter of 2010, the holder of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of preferred stock. The preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company from time to time in accordance with the provisions of Chapter 78 of the Nevada Revised Statutes. Before modification, the existing Articles of Incorporation did not authorize the issuance of shares of preferred stock. The Company authorized the preferred stock for the purpose of added flexibility in seeking capital and potential acquisition targets.  The amendment authorizing the issuance of shares of preferred stock grants the Board authority, without further action by our stockholders, to designate and issue preferred stock in one or more series and to designate certain rights, preferences and restrictions of each series, any or all of which may be greater than the rights of the common stock. As of June 30, 2015, and December 31, 2014, the 425,000 shares of preferred stock are owned by the Company’s Chief Executive Officer. The preferred shares have 250 to 1 voting rights over the common stock, and are convertible into 31,481 shares of common stock. The preferred stock votes with the Company’s common stock, except as otherwise required under Nevada law. Accordingly, at June 30, 2015, Mr. Carmichael has approximately 61% of the combined voting power of the Common Stock and Series A Convertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	COMMITMENTS AND CONTINGENCIES

From time to time the Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business, including matters relating to product liability claims. Such product liability claims sometimes involving wrongful death or injury have historically been covered by product liability insurance, which provided coverage for each claim up to $1,000,000. During the third quarter of 2014, the Company did not renew its product liability insurance since the renewal policy amount was cost prohibitive. The Company is currently seeking a new insurance carrier or alternative means to satisfy this potential liability exposure, as well as to fulfil the sales terms of some of our customers, which require the insurance coverage.

As previously disclosed, we are co-defendants under an action filed by an individual in June 2013 in the Circuit Court of Broward County claiming personal injury resulting from use of a Brownie’s Third Lung. Plaintiff has claimed damages in excess of $1,000,000. The insurance carrier’s legal counsel indicates unfavorable outcome is possible, but not probable. We believe such claim is without merit and intend to continue to aggressively defend such action. In addition, as previously disclosed, we are also co-defendant under an action filed March 2015, in the Circuit Court of Broward County claiming personal injury resulting from the use of a Brownie’s Third Lung product. This claim falls outside the Company’s period of insurance coverage. The Company believes the claim to be a Workers Compensation claim relating exclusively against other defendant and without merit, and has retained counsel to aggressively defend this action.

The Company is co-defendant in an action filed by and individual in the Circuit Court of Broward County in March 2015, claiming personal injury resulting from use of the Brownie’s Third Lung. The claim is also for damages in excess of $1,000,000. The claim falls outside the Company’s insurance coverage period. The Company has retained legal counsel, believes the claim is completely without basis in fact or merit, and intends to aggressively defend.

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

Effective December 31, 2014, the Company received notice from Pompano Dive Center, LLC. (“PDC”) of intent to cancel the joint venture agreement discussed below. During the second quarter of 2015, PDC returned the 3,394 shares of its stock in BWMG fulfiling the terms of dissolution. Therefore, during the second quarter of 2015, the Company reversed the $24,740 long term asset (purchase option) tied to the stock provided PDC discussed below, with corresponding reduction in additional paid in capital.

On November 7, 2011, the Company entered into a Joint Venture Equity Exchange Agreement (“Agreement”) with PDC. PDC owns a retail store, several dive boats, and has a classroom for training divers. Under the terms of the Agreement, the Company will provide PDC with an assortment of Brownie’s Third Lung products on consignment, and PDC will act as a training and demonstration site for Brownie’s Third Lung products. Beginning in 2012, both parties ceased operating under the consignment inventory arrangement. Inventory not sold was returned, and inventory was purchased for sale. See Note: 7 RELATED PARTIES TRANSACTIONS - Net revenues and accounts receivable – related parties for further information related to pre-2015 related party information. Terms of sale to PDC were no more favorable than those granted other dealers of the Company’s products.

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

On April 10, 2012, the Company entered into a strategic alliance agreement with Precision Paddleboards, Inc. The agreement provides for 12 month exclusivity granted for $24,000 in one year restricted stock, or 494 shares. Price per share was calculated as the weighted average per share for 30 days preceding the agreement or $.036 per share. The Company recognized the operating expense ratably over the twelve month vesting term with corresponding entry to shares payable. As of June 30, 2015, none of the 494 shares had been paid out and are reflected in shares payable balance on the Statement of Stockholders’ Deficit and the Balance Sheet.

21.	INTEREST EXPENSE NON-RELATED PARTIES AND OTHER EXPENSE (INCOME), NET

For the three months ended June 30, 2015, non-related parties interest expense of $9,254 is comprised of $9,177 interest on convertible debentures and $77 other interest. For the three months ended June 30, 2014, non-related parties interest expense of $11,700 is comprised of $11,565 interest on convertible debentures and $135 other interest.

For the six months ended June 30, 2015, non-related parties interest expense of $18,532 is comprised of $18,354 interest on convertible debentures and $1,768 other interest. For the six months ended June 30, 2014, non-related parties interest expense of $25,252 is comprised of $24,486 interest on convertible debentures and $766 other interest.

For the three months ended June 30, 2015, $1,755 other income, net is comprised of no individually significant items. For the three months ended June 30, 2014, $39,342 other expense, net is comprised primarily of $24,486 loss on disposal of fixed assets, $14,850 loss on convertible debenture settlement, and $6 other expense, net of individually insignificant items.

For the six months ended June 30, 2015, $2,231 other expense, net is comprised primarily of $11,137 insurance expense audit adjustments partially offset by $3,471 royalty income on licensed patents, $1,800 sale of fixed assets and $3,635 other income, net of individually insignificant items. For the six months ended June 30, 2014, $2,604 other expense, net is comprised primarily of $31,463 write off of accrued legal expense from prior years resulting from resolution of overbilling as identified by Company, $5,144 royalty income on licensed patents, $24,486 loss on disposal of fixed assets, $14,850 loss on convertible debenture settlement, and $125 other income, net of individually insignificant items.

22.	SUBSEQUENT EVENTS

On July 31, 2015, Mr. Purdon, related party employee, was issued 1,766,074 shares of restricted common stock in lieu of cash for $4,500, employee compensation for the month ended July 31, 2015. The number of shares issued was based on the weighted average share price during the month.

On July 14, 2015, Mr. Robert Carmichael, Chief Executive Officer, was issued 62,122 for $178 accrued interest on notes payable – related party.

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

Results of Operations for the Three Months Ended June 30, 2015, as Compared to the Three Months Ended June 30, 2014

Net revenues. For the three months ended June 30, 2015, we had net revenues of $711,213 as compared to net revenues of $865,124 for the three months ended June 30, 2014, a decrease of $153,911, or 17.79%. Sales of hookah systems and related was down approximately $38,000 for the second quarter of 2015, compared to the second quarter of 2014. However, gas and electric powered hookah system and related sales were up for the second quarter of 2015 compared to the same period in 2014 with the increase offset by decline primarily in sales of battery-powered hookah systems and related sales. Battery powered hookah systems have been off the market for approximately a year undergoing next generation engineering and were reintroduced to market in July 2015 explaining the current period decline. The Company expects battery powered hookah sales to return to previous levels by September or October 2015. Sales in tankfill systems and related sales, and SCUBA and related sales was down by approximately $109,000, and $9,000, respectively, for the three months ended June 30, 2015 as compared to same period in 2014. Sales in Public Safety and Other category increased approximately $2,000 for the three months ended June 30, 2105 compared to the three months ended June 30, 2104.

Cost of net revenues. For the three months ended June 30, 2015, we had cost of net revenues of $475,600 as compared with cost of net revenues of $564,883 for the three months ended June 30, 2014, a decrease of $89,283, or 15.81%. The decrease during the second quarter ended June 30, 2015 compared to first quarter ended June 30, 2014, is primarily attributable to the decrease in material costs of approximately $66,000 due to decrease in net revenues. Representing the next largest area of decrease in the second quarter of 2015 as compared to the same period in 2014, was approximately $17,000 decrease in overhead allocation primarily due to discontinuance of product liability insurance in the third quarter of 2014, which was an expense allocable as overhead.

Gross profit. For the three months ended June 30, 2015, we had a gross profit of $235,613 as compared to gross profit of $300,241 for the three months ended June 30, 2014, a decrease of $64,628, or 21.53%. The decrease in gross profit is primarily attributable to decrease in sales for the three months ended June 30, 2015, as compared to same period in 2014.

Operating expenses. For the three months ended June 30, 2015, we had operating expenses of $167,099 as compared to operating expenses of $158,945 for the three months ended June 30, 2014, an increase of $8,154, or 5.13%. The Company considers operating expenses comparable between the second quarter of 2015 and the second quarter 2014.

Other (income) expense, net. For the three months ended June 30, 2015, we had other expense, net of $7,702, as compared to other income, net of $55,548 for the three months ended June 30, 2014, a decrease of $47,846 other expense, net, or 86.13%. This account is comprised of other (income) expense, net with $(41,097) change during the second quarter of 2015 compared to the second quarter of 2014; and interest expense, which declined $6,749 during the three months ended June 30, 2015 compared to same period in 2014. Other (income) expense, net is comprised of transactions that are generally of a non-recurring nature. The $41,077 other income, net increase is primarily due to $24,486 loss on disposal of fixed assets, and $14,850 loss on convertible debenture settlement occurring in the second quarter of 2014 without comparable transactions in the second quarter of 2015. The $6,749 decrease in interest expense during the second quarter of 2015, as compared to the second quarter of 2014, is primarily due to approximately $2,400 less in convertible debenture interest due lower convertible debenture balance outstanding during the second quarter of 2015, as compared to the same period in 2014; and approximately $4,300 decrease in interest expense related party due to decline in note payable balance during the second quarter of 2015 as compared to the second quarter of 2014.

Provision for income tax expense. For the three months ended June 30, 2015, we had a provision for income tax expense of $43 as compared to a provision for income tax benefit of $0 for the three months ended June 30, 2014, a decrease of $43, or insignificant.

Net income (loss). For the three months ended June 30, 2015, we had net income of $60,812 as compared to net income of $85,748 for the three months ended June 30, 2014, a decrease of $24,936, or 29.08%. The $24,396 decrease in net income is primarily attributable to $64,628 decrease in gross profit, and $8,154 increase in other expense, net; and partially offset by increase in other income, net of $47,846.

Results of Operations for the Six Months Ended June 30, 2015, as Compared to the Six Months Ended June 30, 2014

Net revenues. For the six months ended June 30, 2015, we had net revenues of $1,175,721 as compared to net revenues of $1,453,508 for the six months ended June 30, 2014, a decrease of $277,787, or 19.11%. Sales of hookah systems and related was down approximately $88,000 for the six months ended June 30, 2015, as compared to the same period in 2014. However, gas and electric powered hookah system and related sales were up for the six months ended June 30, 2015, compared to the same period in 2014, with the increase offset by decline primarily in sales of battery-powered hookah systems and related sales. Battery powered hookah systems have been off the market for approximately a year undergoing next generation engineering and were reintroduced to market in July 2015 explaining the current period decline. The Company expects battery powered hookah sales to return to previous levels by September or October 2015. Sales in tankfill systems and related sales, and SCUBA and related sales was down by approximately $184,000, and $17,000, respectively, for the six months ended June 30, 2015 as compared to same period in 2014. Sales in Public Safety and Other category increased approximately $12,000 for the six months ended June 30, 2105 compared to the six months ended June 30, 2104.

Cost of net revenues. For the six months ended June 30, 2015, we had cost of net revenues of $834,192 as compared with cost of net revenues of $1,029,955 for the six months ended June 30, 2014, a decrease of $195,763, or 19.01%. The decrease during the six months ended June 30, 2015 compared to six months ended June 30, 2014, is primarily attributable to approximately $142,000 the decrease in material costs including approximately $124,000 due to decrease in net revenues, and approximately 1.5% increase in overall material costs of approximately $18,000. Representing the next largest area of decrease in the second quarter of 2015 as compared to the same period in 2014, was the approximately $32,000 decrease in overhead allocation primarily due to discontinuance of product liability insurance in the third quarter of 2014, which was an expense allocable as overhead.

Gross profit. For the six months ended June 30, 2015, we had a gross profit of $341,529 as compared to gross profit of $423,553 for the six months ended June 30, 2014, a decrease of $82,024, or 19.37%. The decrease in gross profit is primarily attributable to decrease in sales for the six months ended June 30, 2015, as compared to same period in 2014.

Operating expenses. For the six months ended June 30, 2015, we had operating expenses of $339,340 as compared to operating expenses of $339,241 for the six months ended June 30, 2014, an increase of $49, or insignificant.

Other (income) expense, net. For the six months ended June 30, 2015, we had other expense, net of $20,966, as compared to other expense, net of $36,869 for the six months ended June 30, 2014, a decrease of $15,903, or 43.13%. This account is comprised of other (income) expense, net that had $(373) change during the first half of 2015 compared to the first half of 2014; and interest expense that declined $15,530 during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Other (income) expense net is comprised of transactions that are generally of a non-recurring nature. The $15,530 decrease in interest expense is primarily attributable to approximately $6,100 less in convertible debenture interest due to lower convertible debenture balance outstanding during the first half of 2015, as compared to the same period in 2015; and approximately $8,900 decrease in interest expense related party due to decline in note payable balance during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

Provision for income tax expense. For the six months ended June 30, 2015, we had a provision for income tax expense of $43 as compared to a provision for income tax benefit of $44 for the six months ended June 30, 2014, a decrease of $1, or 2.27%.

Net income (loss). For the six months ended June 30, 2015, we had net loss of $18,820 as compared to net income of $47,349 for the six months ended June 30, 2014, an increase in net loss of $66,169 (alternatively, a decrease in net income), or 139.75%. The $66,169 increase in net loss is primarily attributable to $82,073 decrease in gross profit; and partially offset by decrease in other expense, net of $66,169.

Liquidity and Capital Resources

As of June 30, 2015, the Company had cash and current assets (primarily consisting of inventory) of $900,566 and current liabilities of $1,461,019 or a current ratio of .62 to 1. This represents a working capital deficit of $560,453. As of December 31, 2014, the Company had cash and current assets of $774,291 and current liabilities of $1,356,642, or a current ratio of .57 to 1. As of December 31, 2013, the Company had cash and current assets of $950,643 and current liabilities of $1,760,058, or a current ratio of .54 to 1.

The consolidated financial statements included herein have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. Although we had net income for the year ended December 31, 2014, we have otherwise incurred annual losses since 2009. In addition we expect we may have more losses in future periods. Other than in 2014, we have had a working capital deficit each year since 2009.

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

Although we incurred net income of approximately $94,000 for the year ended December 31, 2014, we incurred net losses of approximately $18,820 and $896,000, for the six months ended June 30, 2015, and year ended December 31, 2013, respectively. We anticipate these losses will continue for the foreseeable future. Additionally, the Company has negative cash flows from operations, negative working capital, is behind on payments due for matured convertible debentures, related party notes payable, accrued liabilities and interest –related parties, and certain vendor payables. The Company is working out all matters of delinquency on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue. This raises a substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon generating working capital and obtaining adequate new debt or equity financing. Because of our continuing losses, we may not have working capital to permit us to remain in business during the twelve- month period following the date of the financial statements included herein, without improvements in our cash flow from operations or new financing. Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses.

The optional conversion features of a series of convertible debentures issued by the Company could require the Company to issue a substantial number of shares of common stock, which will cause dilution to the Company’s stockholders and a potentially negative effect on our stock price.

Since October 4, 2010 the Company has issued convertible debentures to several lenders and other third parties. At June 30, 2015, the outstanding principal balance of these debentures was $371,965. The debentures convert under various conversion formulas, all of which are at a significant discount to market price of our common stock. The conversion of any of the debentures will result in the issuance of a significant number of shares of our common stock which will cause dilution to our existing shareholders. Furthermore, the conversion at a significant discount to the market price of our common stock may have a negative effect on our stock price.

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

Based on this evaluation, our Chief Executive Officer and principal financial and accounting officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective such that the information relating to our company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management to allow timely decisions regarding required disclosures. Our management concluded that our disclosure controls and procedures were not effective as of June 30, 2015, as described in more detail below. Our management concluded that a significant deficiency exists regarding timely disclosure controls and procedures as described in more detail below. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

The specific weakness identified by our management was a lack of personnel with an appropriate level of SEC reporting and accounting experience and training in the application of U.S. Generally Accepted Accounting Principles (“GAAP”) commensurate with our financial reporting requirements and business environment. The weakness is principally due to lack of working capital to retain qualified employees, which are integral to the Company’s process for timely disclosure and financial reporting. Furthermore, our chief executive officer and chief financial officer, Mr. Robert Carmichael, lacks experience in U.S. GAAP and financial accounting. We rely extensively on outside service providers to comply with our financial reporting requirements. Since our inception we have relied on an outside consultant with experience in this area to assist us prepare our financial statements and disclosures in accordance with U.S. GAAP. Until such time as we have a chief executive officer and/or chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the significant deficiency in our internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements. This deficiency resulted in the failure of the Company to timely file Form 8-K current reports relating to conversions of related party employee compensation payable to restricted stock during the period covered by this report. These transactions are disclosed in the notes to the Company’s Financial Statements for the period covered by this report included herein.

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

During the three months ended June 30, 2015, $13,500 related party employee compensation payable was converted to 4,434,439 shares of restricted stock.

During the three months ended June 30, 2015, $203 accrued interest on note-payable – related parties was converted to 66, 764 shares of restricted common stock.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    MINE SAFETY DISCLOSURE

None

Item 5.    Other Information

None

Item 6. Exhibits

Exhibit No.	Description	Location

10.1	Promissory Note with Chief Executive Officer	Incorporated by reference to Form 10-Q filed on May 11, 2015.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith.

32.1	Certification Pursuant to Section 1350	Provided herewith.

32.2	Certification Pursuant to Section 1350	Provided herewith.

101	XBRL Interactive Data File *

* Attached as Exhibit 101 to this report are the following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Deficit (iv) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2015	Brownie’s Marine Group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer

