Form 10-Q
period 2015-09-30
Brownie's Marine Group, Inc
filed 2015-11-02
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☑         Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

Yes ☐ No ☒

There were 84,763,702 shares of common stock outstanding as of November 2, 2015.

PART I

Item 1.   Financial Statements

Financial Information

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2015	2014
ASSETS

Current assets
Cash	$148,373	$19,188
Accounts receivable, net of $28,000 and $47,000 allowance for doubtful accounts, respectively	114,548	55,450
Accounts receivable - related parties	51,501	57,568
Inventory	598,925	606,213
Prepaid expenses and other current assets	105,320	30,195
Other current assets - related parties	3,021	5,444
Deferred tax asset, net - current	190	233
Total current assets	1,021,878	774,291

Property and equipment, net	94,692	108,506

Deferred tax asset, net - non-current	2,330	2,330
Other assets	6,648	31,049

Total assets	$1,125,548	$916,176

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$401,480	$462,776
Customer deposits and unearned revenue	45,828	40,385
Royalties payable - related parties	154,836	127,661
Other liabilities	230,977	232,738
Other liabilities and accrued interest - related parties	90,517	93,521
Convertible debentures, net	371,965	376,645
Notes payable - current portion	5,568	8,749
Notes payable - related parties - current portion	17,848	14,167
Total current liabilities	1,319,019	1,356,642

Long-term liabilities
Notes payable - long-term portion	7,668	12,231

Total liabilities	1,326,687	1,368,873

Commitments and contingencies

Stockholders' deficit
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding	425	425
Common stock; $0.0001 par value; 5,000,000,000 shares authorized; and 82,555,078 and 83,772,236 shares issued, respectively; 82,554,584 and 60,471,929 shares outstanding, respectively	8,255	6,047
Common stock payable; $0.0001 par value; 195,610 and 195,610 shares, respectively	20	20
Additional paid-in capital	8,652,168	8,631,496
Accumulated deficit	(8,862,007)	(9,090,685)
Total stockholders' deficit	(201,139)	(452,697)

Total liabilities and stockholders' deficit	$1,125,548	$916,176

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net revenues
Net revenues	$823,868	$585,922	$1,585,863	$1,373,508
Net revenues - related parties	282,047	219,550	695,773	885,472
Total net revenues	1,105,915	805,472	2,281,636	2,258,980

Cost of net revenues
Cost of net revenues	632,896	530,014	1,438,669	1,515,716
Royalties expense - related parties	27,718	9,652	56,138	53,905
Total cost of net revenues	660,614	539,666	1,494,807	1,569,621

Gross profit	445,301	265,806	786,829	689,359

Operating expenses
Selling, general and administrative	193,608	145,846	531,982	483,558
Research and development costs	931	—	1,897	1,579
Total operating expenses	194,539	145,846	533,879	485,137

Income from operations	250,762	119,960	252,950	204,222

Other (income) expense, net
Other (income) expense, net	(6,494)	(26,223)	(4,264)	(23,619)
Interest expense	9,269	10,312	27,800	35,564
Interest expense - related parties	489	4,506	693	13,519
Total other (income) expense, net	3,264	(11,405)	24,229	25,464

Net income before provision for income taxes	247,498	131,365	228,721	178,758

Provision for income tax expense	—	—	43	44

Net income	$247,498	$131,365	$228,678	$178,714

Basic income per common share	$0.00	$0.00	$0.00	$0.01
Diluted income per common share	$0.00	$0.00	$0.00	$0.00

Basic weighted average common shares outstanding	78,368,659	33,527,392	73,003,680	18,370,110
Diluted weighted average common shares outstanding	127,334,088	195,462,329	120,329,067	180,305,048

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

							Additional		Total
	Common stock		Preferred stock		Common stock payable		paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	deficit

Balance, December 31, 2014	60,471,929	$6,047	425,000	$425	195,610	$20	$8,631,496	$(9,090,685)	$(452,697)

Conversion of related party employee compensation payable to stock	4,648,262	465	—	—	—	—	13,035	—	13,500

Conversion of convertible debentures to stock	2,340,000	234	—	—	—	—	4,446	—	4,680

Conversion of accrued interest on convertible debentures to stock	4,200,000	420	—	—	—	—	5,860	—	6,280

Net loss	—	—	—	—	—	—	—	(79,628)	(79,628)

Balance, March 31, 2015 (Unaudited)	71,660,191	$7,166	425,000	$425	195,610	$20	$8,654,837	$(9,170,313)	$(507,865)

Conversion of related party employee compensation payable to stock	4,534,439	453	—	—	—	—	13,047	—	13,500

Dissolution of joint venture agreement	—	—	—	—	—	—	(24,740)	—	(24,740)

Stock receivable underlying Board of Direcctor fees rescinded	—	—	—	—	—	—	(4,532)	—	(4,532)

Conversion of accrued interest on note payable - Chief Executive Officer to stock	66,764	7	—	—	—	—	196	—	203

Net Income	—	—	—	—	—	—	—	60,808	60,808

Balance, June 30, 2015 (Unaudited)	76,261,394	$7,626	425,000	$425	195,610	$20	$8,638,808	$(9,109,505)	$(462,626)

Conversion of related party employee compensation payable to stock	6,092,572	609	—	—	—	—	12,891	—	13,500

Cancellation of dissolved joint vernture shares	(3,394)	—	—	—	—	—	—	—	—

Conversion of accrued interest on note payable - Chief Executive Officer to stock	204,012	20	—	—	—	—	469	—	489

Net Income	—	—	—	—	—	—	—	247,498	247,498

Balance, September 30, 2015 (Unaudited)	82,554,584	$8,255	425,000	$425	195,610	$20	$8,652,168	$(8,862,007)	$(201,139)

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014

Cash flows provided by operating activities:
Net income	$228,678	$178,714
Adjustments to reconcile net incomes to net cash provided by operating activities:
Loss on disposal of fixed assets	—	27,846
Depreciation	16,200	14,537
Amortization of leasehold improvements	9,819	453
Change in deferred tax asset, net	43	44
Accretion of convertible debenture discounts	—	3,334
Changes in operating assets and liabilities:
Change in accounts receivable, net	(72,855)	(40,323)
Change in accounts receivable - related parties	19,824	57,460
Change in inventory	7,288	1,825
Change in prepaid expenses and other current assets	(75,125)	(13,869)
Change in other current assets - related parties	(2,109)	567
Change in other assets	(339)	(6,021)
Change in accounts payable and accrued liabilities	(55,016)	(25,237)
Change in customer deposits and unearned revenue	5,443	(31,319)
Change in other liabilities	(956)	(2,029)
Change in other liabilities and accrued interest - related parties	38,188	62,506
Change in royalties payable - related parties	27,175	(10,839)
Net cash provided by operating activities	146,258	217,649

Cash flows from investing activities:
Purchase of fixed assets	(12,205)	(49,915)
Net cash used in investing activities	(12,205)	(49,915)

Cash flows from financing activities:
Principal payment on loan payable	(805)	—
Principal payments on notes payable	(7,744)	(9,108)
Proceeds from notes payable - related parties	27,000	—
Principal payments on note payable - related parties	(23,319)	(92,202)
Net cash used in financing activities	(4,868)	(101,310)

Net change in cash	129,185	66,424

Cash, beginning of period	19,188	70,084

Cash, end of period	$148,373	$136,508

See Accompanying Unaudited Notes to Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,020	$14,322

Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash investing activities and future operating activities:

Conversion of convertible debentures to stock	$4,680	$92,095

Conversion of accrued payroll to stock - related party	$40,500	$40,500

Conversion of accrued interest on note payable - related party to stock	$692	$—

Conversion of accrued interest and fees on convertible debentures to stock	$6,280	$4,002

Retirement of shares returned by non-employee Board of Director	$—	$1,383

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

Reclassifications – Certain reclassifications have been made to the 2014 financial statement amounts and disclosures to conform to the 2015 presentation.

Cash and equivalents – Only highly liquid investments with original maturities of 90 days or less are classified as cash and equivalents. These investments are stated at cost, which approximates market value.

Inventory – Inventory is stated at the lower of cost or net realizable value. Cost is principally determined by using the average cost method that approximates the First-In, First-Out (FIFO) method of accounting for inventory. Inventory consists of raw materials as well as finished goods held for sale. The Company’s management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required.

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

Going Concern –The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. Although profitable for the year ended December 31, 2014, and the three and nine months ended September 30, 2015, we have otherwise incurred losses since 2009. We have predominantly had a working capital deficit since 2009.

The Company is behind on payments due for matured convertible debentures, accrued liabilities and interest – related parties, and certain vendor payables. The Company is handling delinquencies on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue. Payment delinquencies are further addressed in Note 7. RELATED PARTIES TRANSACTIONS, Note 9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES, Note 10. OTHER LIABILITIES, Note 11. NOTES PAYABLE, and Note 12. CONVERTIBLE DEBENTURES.

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

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which occur. Advertising and trade show expense incurred for the three months ended September 30, 2015, and 2014, was $138 and $824 respectively. Advertising and trade show expense incurred for the nine months ended September 30, 2015, and 2014, was $2,842 and $1,444, respectively.

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

Stock-based compensation – The Company accounts for all compensation related to stock, options or warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes valuation model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued on the effective date of the agreement in accordance with generally accepted accounting principles, which includes determination of the fair value of the share-based transaction. The fair value is determined through use of the quoted stock price. For the three and nine months ended September 30, 2015 and 2014, the Company compensated and/or converted all accrued payroll to stock for one related party employee. For further discussion see Note 7. RELATED PARTIES TRANSACTIONS.

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

At September 30, 2015, and December 31, 2014, the carrying amount of cash, accounts receivable, accounts receivable – related parties, customer deposits and unearned revenue, royalties payable – related parties, other liabilities, other liabilities and accrued interest – related parties, notes payable, notes payable – related parties, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The fair value of the Company’s convertible debentures was the principal balance due at September 30, 2015, and December 31, 2014, as presented on the face of the balance sheet.

Earnings per common share – Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. All common stock and equivalent shares were included in the computation of dilutive earnings per share for the three and nine months ended September 30, 2015 and 2014.

New accounting pronouncements – In July 2015, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory. ASU No. 2015-11 does not apply to inventory measurement using the last-in, last-out (LIFO) or retail methods. ASU No. 2015-11 applies to all other inventory measurement methods, which includes first-in, first-out (FIFO) or average cost. Previously, inventory valuation was at the lower of cost or fair market value. This ASU changes the valuation to lower or cost of net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of the business, less reasonably predictable costs of completion, disposal, and transportation. ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. ASU 2015-11 should be applied prospectively with earlier application permitted.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of business and summary of significant ACCOUNTING policies (continued)

New accounting pronouncements (continued) – The Company opted for early adoption of ASU 2015-11 this period with no impact to financial condition, results of operations, or cash flows. The Company updated its consolidated financial statements to reflect inventory valuation at the lower of cost or net realizable value.

The Company believes there was no other new accounting guidance issued, but not yet effective that either has not already been disclosed in prior reporting periods or is relevant to the readers of BWMG’s financial statements.

2.	INVENTORY

Inventory consists of the following as of:

	September 30, 2015	December 31, 2014

Raw materials	$346,908	$331,879
Work in process	—	—
Finished goods	252,017	274,334
	$598,925	$606,213

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets totaling $105,320 at September 30, 2015, consists of $71,497 prepaid inventory, $9,048 prepaid insurance, $7,200 legal settlement receivable (see Note 16 COMMITMENTS AND CONTINGENCIES), $5,991 prepaid rent, $10,000 prepaid legal, $1,000 prepaid accounting, and $584 other current assets and prepaid expenses.

Prepaid expenses and other current assets totaling $30,195 at December 31, 2014, consists of $21,508 prepaid inventory, $8,112 prepaid insurance, and $575 other current assets and prepaid expenses.

4.	PROPERTYAND EQUIPMENT, NET

Property and equipment consists of the following as of:

	September 30, 2015	December 31, 2014

Factory and office equipment	$62,633	$62,633
Tooling	59,149	52,344
Computer equipment and software	23,932	23,932
Vehicles	44,160	44,160
Leasehold improvements	43,779	38,379
	233,653	221,448
Less: accumulated depreciation and amortization	(138,961)	(112,942)
	$94,692	$108,506

5.	OTHER ASSETS

Other assets of $6,648 at September 30, 2015, consists of refundable deposits. Other assets of $31,049 at December 31, 2014, consists of $24,740 investment in joint venture, and $6,309 refundable deposits. See Note 17. JOINT VENTURE EQUITY EXCHANGE AGREEMENT for further information on investment in joint venture and notice of dissolution received for 2015.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	CUSTOMER CREDIT CONCENTRATIONS

The Company sells to three entities owned by the brother of Robert Carmichael, the Company’s Chief Executive officer, and three Company’s owned by the Chief Executive Officer as further discussed in Note 7. RELATED PARTIES TRANSACTIONS. Combined sales to these six entities for the three months ended September 30, 2015 and 2014, represented 25.50% and 27.48%, respectively, of total net revenues. Combined sales to these six entities for the nine months ended September 30, 2015 and 2014, represented 30.49% and 39.55%, respectively, of total net revenues. Sales to one non-related party represented 40.93% and 19.84% of net revenues for the three and nine months ended September 30, 2015, respectively. Sales to no other customers for the three and nine months ended September 30, 2015, and 2014 represented greater than 10% of net revenues.

7.	RELATED PARTIES TRANSACTIONS

Notes payable – related parties

Notes payable – related parties consists of the following at September 30, 2015:

Promissory note payable to the non-employee Board of Director, secured by up to $200,000 in and to all of the Company’s right, title and interest in its fixed assets, inventory, receivables, and all documents including its books, records, and files; bearing interest at 21.21% per annum, due in monthly principal and interest payments of $8,585, matured on November 1, 2014	$—

Promissory note payable to Chief Executive Officer, unsecured, payable in twelve monthly principal payment of $2,250 beginning June 15, 2015, with interest at 10% per annum with payments monthly in shares of stock based on the monthly weighted average price of the stock, maturing May 15, 2016.	17,848

Less amounts due within one year	17,848

Long-term portion of notes payable	$—

$17,848

As of September 30, 2015, principal payments on the notes payable – related parties are as follows:

2015	$6,598
2016	11,250
2017	—
2018	—
2019	—
Thereafter	—
$17,848

Effective April 22, 2015, the Company issued Mr. Carmichael, Chief Executive Officer of the Company, an unsecured promissory note presented in the table above in consideration for a $27,000 advance. For purposes of calculating the interest due monthly on the note, the weighted average price per share during the monthly period from the historical data as quoted on www.quotemedia.com for BWMG shall be used. Interest shall be calculated as the unpaid principal balance times the daily rate for the number of the days in the period times the average weighted price per share for the monthly period. The Company borrowed and is using the proceeds for tooling and inventory of new product it plans to offer during its local summer diving and boating season. For the three and nine months ended September 30, 2015, the Company converted $203 and $489 accrued interest on the note payable – related party to 66,764 and 204,012 shares of restricted stock, respectively.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	RELATED PARTIES TRANSACTIONS (continued)

On October 30, 2013, the Company signed the above secured promissory note, with Mikkel Pitzner, the non-employee Board of Director (“BOD”) for $85,000. In addition to the terms of the Note Payable disclosed in the table above, the Company was to use its best efforts to settle the Branch Banking and Trust (“BBT”) Judgment and terminate all Uniform Commercial Code filings in favor of Mr. Pitzner within 10 business days of the date of the agreement. As further inducement to make the loan, Mr. Pitzner was granted an option to purchase 1,802,565 shares of the Company’s common stock for $.01 per share. The option is exercisable immediately and will continue for a period ending two years from the agreement date with an option for cashless exercise based on a formula within the agreement. The closing price per share of the Company’s stock closing on the OTCBB on the date of the agreement was $.025 per share. As a result of the option granted, the Company recorded $44,610 stock option expense using the Black-Scholes valuation model on date of the agreement. During the third quarter ended September 30, 2015, the Company paid off the remaining balance due under the note payable – related party.

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

$14,167

Net revenues and accounts receivable – related parties – The Company sells products to Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers. Combined net revenues from these entities for three months ended September 30, 2015 and 2014, was $280,786 and $218,874, respectively. Combined net revenues from these entities for nine months ended September 30, 2015 and 2014, was $652,124 and $706,105, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at September 30, 2015, was $28,976, $9,410, and $7,573, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2014, was $42,882, $4,128, and $8,451, respectively.

The Company sells products to Brownie’s Global Logistics, LLC. (“BGL”), 940 Associates, Inc. (“940A), and 3D Buoy, entities wholly owned by the Company’s Chief Executive Officer. Terms of sales may be more favorable than those extended to BWMG’s regular customers, but no more favorable than those extended to Brownie’s strategic partners. Terms of sale approximate cost or include a nominal margin if Strategic partner terms are met. Strategic partner terms on a per order basis include promotion of BWMG’s technologies and “Brownie’s” brand, offered only on product or services not offered for resale, and must provide for reciprocal terms or arrangements to BWMG on strategic partners’ product or services. BGL is fulfilling the strategic partner terms by providing exposure for BWMG’s technologies and “Brownie’s” brand in the yachting and exploration community word-wide through its operations. Combined net revenues from these entities for three months ended September 30, 2015, and 2014, were $1,261 and $676, respectively. Combined net revenues from these entities for nine months ended September 30, 2015, and 2014 were $43,649 and $179,367, respectively Accounts receivable from BGL at September 30, 2015, and December 31, 2014 was $3,593 and $2,107, respectively. Accounts receivable from 3D Buoy was $1,948 at September 30, 2015.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	RELATED PARTIES TRANSACTIONS (continued)

Beginning in 2015, the joint venture agreement with Pompano Dive Center “PDC” was in process of dissolution. See Note 17. JOINT VENTURE EQUITY EXCHANGE AGREEMENT for further discussion regarding PDC. PDC provided notice of intent to dissolve effective January 1, 2015, and BWMG awaited the return of the stock PDC held in BWMG to fulfil terms of dissolution. PDC returned the stock at the end of the second quarter of 2015 and the Company cancelled it at the beginning of third quarter of 2015. The cancellation is reflected on the face of the statement of stockholders’ equity. Market value of the 3,394 shares of stock PDC held that were returned was $0. The Company had recorded the decline in value of the stock in the second quarter of 2014 by reversing the $24,740 long term asset (purchase option) tied to the stock provided PDC discussed below, with corresponding reduction in additional paid in capital to write the asset down to fair market value.

Therefore, PDC is not being presented or disclosed as a related party in 2014 or 2015, with this presentation prospectively applied. Accordingly, sales to PDC for the three and nine months ended September 30, 2014 of $1,781 and $7,994, respectively, have been reclassified in the financial statements to non-related party revenues. In addition, accounts receivable of $13,757 from Pompano Dive Center at December 31, 2014, has been prospectively reclassified to non-related party accounts receivable.

Royalties expense – related parties – The Company has Non-Exclusive License Agreements with 940A to license product patents it owns. Under the terms of the license agreements effective January 1, 2005, the Company pays 940A $2.00 per licensed product sold, rates increasing 5% annually. Also with 940A, the Company has an Exclusive License Agreement to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. Based on this license agreement, the Company pays 940A 2.5% of gross revenues per quarter. Total royalty expense for the above agreements for the three and nine months ended September 30, 2015 and 2014, is disclosed on the face of the Company’s Consolidated Statements of Operations. As of September 30, 2015, and December 31, 2014, the Company was approximately thirty and twenty-nine months in arrears, respectively, on royalty payments due. No default notice has been received and the Company plans to make payments as able.

Equity based compensation and bonus for Chief Executive Officer – On February 23, 2013, the Company declared a bonus of $129,500 of which the Chief Executive Officer was awarded $67,000 to be paid out in cash or stock based on later determination by the BOD. This amount was included in operating expense for the year ended December 31, 2012. See table below for inclusion in Other liabilities and accrued interest – related parties. Further, pursuant to a Written Consent of the BOD of the Company on June 11, 2012, clarifying a meeting held on May 31, 2012, the BODs declared an $83,333 bonus due the Chief Executive Officer payable in shares of restricted stock. The shares vested as of January 2, 2013. The grant price per share was based on the closing price of the stock on May 31, 2012. For accounting purposes, the Company recognized $83,333 operating expense ratably over the seven months the shares vested. These shares are included in shares payable on the statement of stockholders’ deficit.

Non-employee Board of Director fees and bonus – Effective December 23, 2013, the Board of Directors cancelled the $2,500 per month non-employee Board of Director fee agreement under which Mikkel Pitzner was being compensated. In addition, Mr. Pitzner forgave the $27,500 BOD fees due in shares payable and/or paid him monthly through November 2013. Related to the forgiveness of the BOD fees for 2013, the Company cancelled related stock payable to him, recorded $5,917 receivable for the stock due back from him, and recorded the $27,500 as contribution to Additional Paid in Capital. During the three months ended June 30, 2014, Mr. Pitzner returned 14,406 shares, or $1,383 of $5,917, leaving a $4,534 receivable. During the second quarter of 2015, the Company deemed the receivable fair market value as $1, which is the par value of 8,372 shares pending return from Mr. Pitzner. Accordingly, the Company reduced the value of the receivable, and reduced additional paid in capital, which is the account that would have been adjusted upon return of the shares

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	RELATED PARTIES TRANSACTIONS (continued)

Equity based compensation to employee –The Company pays the employment compensation of Alexander F. Purdon, an employee and a more than 10% shareholder of the Company, in restricted shares of stock in lieu of cash. The number of shares paid is based on the weighted average price per share during the months the services were rendered. For the three months ended September 30, 2015 and 2014, stock based compensation to Mr. Purdon was $13,500 and $13,500, respectively. For the nine months ended September 30, 2015 and 2014, stock based compensation to Mr. Purdon was $40,500 and $40,500, respectively, or 4,833,157 shares and 2,321,978, respectively. In addition, of the $129,500 employee bonuses declared payable for 2012 year end, which is payable in stock or cash to be determined by the BOD, Mr. Purdon is due $17,500 reflected in the table below of Other liabilities and accrued interest– related parties. Lastly, of 61,852 total shares of common stock attributable to incentive retention bonuses declared by the BOD in 2012, which vested as of May 2013, Mr. Purdon is payable 1,852 shares of stock, which were valued at $2,250. These shares are included in shares payable on the statement of stockholders’ deficit.

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

Other liabilities and accrued interest– related parties

Other liabilities and accrued interest– related parties consists of the following at:

	September 30, 2015	December 31, 2014

Year-end 2012 bonus payable to Chief Executive Officer	$67,000	$67,000
Year-end 2012 bonus payable to employee	17,500	17,500
Accrued interest on note payable non-employee Board of Director	—	3,004
Due to Principals of Carleigh Rae Corp., net	6,017	6,017
	$90,517	$93,521

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

On February 3, 2012, the Company entered into an asset purchase agreement with Florida Dive Industries, Inc. (“Seller”). On March 5, 2012, the same parties executed an amendment to the agreement (collectively, the “Agreement”). Under the terms of the Agreement, the Company acquired certain diving and related inventory, and Seller provided a three year non-compete agreement within a 10-mile wide radius. On May 31, 2013, the Company closed the dive store and vacated the premises. As of December 31, 2014, the Company had paid Seller $9,643 toward the $22,500 cash purchase price leaving a balance of $12,857 included in other liabilities at September 30, 2015 and December 31, 2014.

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $401,480 at September 30, 2015, consists of $116,649 accounts payable trade, $28,130 accrued payroll and fringe benefits, $45,000 accrued year-end bonuses, $39,612 accrued payroll taxes and withholding, and $172,089 accrued interest. Balances due certain vendors are in arrears to varying degrees. The Company is handling all delinquent accounts on a case by case basis.

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

Other liabilities of $230,977 at September 30, 2015, consists of $215,782 short-term loans, $12,857 payable for assets purchased pursuant to Asset Purchase Agreement (Note 8. ASSET PURCHASE), and $2,338 on-line training liability. Other liabilities of $232,738 at December 31, 2014, consists of $216,586 short-term loans, $12,857 payable for assets purchased pursuant to Asset Purchase Agreement and $3,295 on-line training liability. The short-term loans are comprised of four loans due on demand from unrelated parties. The loans have no other stated terms except one for $200,000 indicated it was for settlement of debenture debt. Therefore, the Company used the proceeds from that loan toward settlement of some convertible debentures.

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

11.	NOTES PAYABLE

Notes payable consists of the following as of September 30, 2015:

Promissory note payable, secured by vehicle underlying loan having carrying value of $15,028 at September 30, 2015, bearing interest at 1.9% per annum, due in monthly principal and interest payments of $523, maturing on December 5, 2017.	$13,236

Less amounts due within one year	5,568

Long-term portion of notes payable	$7,668

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	NOTES PAYABLE (continued)

As of September 30, 2015, principal payments on the notes payable are as follows:

2015	$1,004
2016	6,099
2017	6,133
2018	—
2019	—
Thereafter	—

$13,236

The unsecured note payable presented in the table below, which matured in March 2015, was paid in full in accordance with its terms. The note payable had resulted from conversion of a vendor payable dating back to February 2011. The note payable was restructured once in June 2012 to reduce the monthly payments and to extend the maturity.

Notes payable consists of the following as of December 31, 2014:

Promissory note payable, unsecured, bearing interest at 5% simple interest per annum, due in weekly principal and interest payments of $250, maturing on March 10, 2015.	$2,764

Promissory note payable, secured by vehicle underlying loan having carrying value of $17,760 at December 31, 2014, bearing interest at 1.9% per annum, due in monthly principal and interest payments of $523, maturing on December 5, 2017.	18,216
20,980

Less amounts due within one year	8,749

Long-term portion of notes payable	$12,231

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	CONVERTIBLE DEBENTURES

Convertible debentures consist of the following at September 30, 2015 and December 31, 2014:

				September	September	December	December
				30, 2015	30, 2015	31, 2014	31, 2014
Maturity	Interest	Origination	Origination	Debenture	Accrued	Debenture	Accrued
Date	Rate	Principal	Discount	Balance	Interest	Balance	Interest	Ref.
5/27/2011	10%	125,000	(53,571)	$58,750	$33,239	$58,750	$28,829	(1)
11/11/2011	5%	76,000	(32,571)	-	-	-	-	(2)
5/2/2013	8%	42,500	(27,172)	-	-	-	-	(3)
8/2/2013	8%	78,500	(50,189)	-	-	4,680	6,280	(3)
5/5/2012	5%	300,000	(206,832)	300,000	132,500	300,000	110,000	(4)
8/31/2013	5%	10,000	(4,286)	10,000	2,057	10,000	1,679	(5)
	10%	See ref (6) for Discussion		-	379	-	379	(6)
2/10/2014	10%	5,500	-	472	204	472	155	(7)
2/10/2014	10%	39,724	-	2,743	3,710	2,743	3,503	(8)
4/14/2013	9.90%	20,000	(13,333)	-	-	-	-	(9)

				$371,965	$172,089	$376,645	$150,825

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

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	CONVERTIBLE DEBENTURES (continued)

(2)	The Company ratified a technology and license agreement with commitment for purchase of inventory related to an agreement signed in 2010, which set pricing for products if minimum quantity purchases were met. Since the Company did not purchase the minimum quantities, but desired to maintain the technology and licensing rights along with the pricing, it agreed to purchase the 2010 balance shortage in 2011, as well as the 2011 minimum quantities. The agreement required the Company issue a convertible debenture for $76,000, and 38,000 shares of restricted common stock. The lender at their option could convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4) highest closing bid prices over the preceding five (5) trading days. The Company valued the BCF of the convertible debenture at $32,571. The Company accreted the discount to the convertible debenture and recognized interest expense through settlement. The Company repaid $28,000 of this debenture in 2011. See Note 16. COMMITMENTS AND CONTINGENCIES for discussion of litigation involving the technology and license agreement that was partially settled/dismissed on July 1, 2014, and fully settled on September 24, 2015. Associated with the partial dismissal, the Company reversed in the second quarter of 2014, related prepaid inventory and convertible debenture resulting in a loss on settlement of $14,850.

(3)	On August 8, 2012, the Company borrowed $42,500 from lender in exchange for a convertible debenture maturing on May 10, 2013. Beginning 180 days after the date of the debenture, lender could convert the note to common shares at a 39% discount of the “Market Price” of the stock based on the average of the lowest three (3) closing bid prices on the date prior to the notice of conversion. The Company valued the BCF of the convertible debenture at $27,172. Accordingly, the $42,500 debenture was discounted by the amount of the BCF. The Company accreted the discount to the convertible debenture through its maturity and recognized interest expense until full conversion. The lender fully converted this debenture to shares of common stock with $34,055 converted during the year ended December 31, 2013, and $8,445 converted during the year ended December 31, 2014. In addition, $1,700 accrued interest on the convertible debenture was converted to stock in the first quarter of 2014. The stock was issued without restrictive legend pursuant to Rule 144, since the holder acquired convertible note issued by the Company more than nine months prior to the date of conversion and did not pay any additional consideration for the shares.

On October 31, 2012, the Company borrowed $78,500 from this same lender in exchange for a convertible debenture maturing on August 2, 2013. Beginning 180 days after the date of the debenture, lender could have converted the note to common shares at a 39% discount pursuant to the same terms and conditions discussed in the paragraph above. The Company valued the BCF of the convertible debenture at $50,189, and accordingly, discounted the $78,500 debenture by this amount. The Company accreted the discount to the convertible debenture through its maturity and recognized interest expense until full conversion. During the year ended December 31, 2014, the lender converted $73,820 of the convertible debenture to shares of common stock, and during the first quarter of 2015 converted the remaining $4,680 balance to shares of common stock. In addition, the lender converted $6,820 accrued interest on the convertible debenture to stock in the first quarter of 2015 in full satisfaction of the balance due. The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than nine months prior to the date of conversion and did not pay any additional consideration for the shares.

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

As of September 30, 2015 and December 31, 2014, the lender had assigned an aggregate of $5,500 under the debenture to four separate parties, and $23,500 to another party. See reference (7) and (8), respectively, related to the assignments.

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

Conversion price under the debenture is $.37125, and the lender may convert at any time until the debenture plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender is limited to maximum conversion of 4.99% of the outstanding Common Stock of the Company at any one time. During the year ended December 31, 2013, the lender converted $3,211 of the debenture to stock. The stock was issued without restrictive legend pursuant to Rule 144, since the holder acquired convertible note issued by the Company more than nine months prior to the date of conversion and did not pay any additional consideration for the shares.

(9)	On April 8, 2013, the Company borrowed $20,000 in exchange for a convertible debenture. The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (40%) discount as determined from the lowest trading price for the 5 trading days prior to the conversion notice. The Company valued the BCF of the convertible debenture at $13,333 and is accreting the discount to the convertible debenture, and will recognize interest expense until paid in full or converted. During the year ended December 31, 2014, the lender converted $20,000 in full satisfaction of the convertible debenture to shares of common stock. In addition, during the year ended 2014, the Company converted all the accrued interest on the debenture, or $2,302, to shares of common stock. The debenture and interest conversion stock was issued without restrictive legend pursuant to Rule 144, since the holder acquired convertible note issued by the Company more than nine months prior to the date of conversion and did not pay any additional consideration for the shares.

13.	STOCK WARRANTS

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

14.	INCOME TAXES

The components of the provision for income tax expense are as follows for the nine months ended:

	September 30, 2015	September 30, 2014,
Current taxes
Federal	$—	$—
State	—	—
Current taxes	—	—
Change in deferred taxes	182,401	47,311
Change in valuation allowance	(182,358)	(47,267)

Provision for income tax expense	$43	$44

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	INCOME TAXES (continued)

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at September 30, 2015:

Deferred tax assets:
Equity based compensation	$97,276
Allowance for doubtful accounts	9,520
Net operating loss carryforward	1,015,748
On-line training certificate reserve	819
Total deferred tax assets	1,123,363
Valuation allowance	(1,120,843)

Deferred tax assets net of valuation allowance	2,520

Less deferred tax assets – non-current, net of valuation allowance	2,330

Deferred tax assets – current, net of valuation allowance	$190

The effective tax rate used for calculation of the deferred taxes as of September 30, 2015 was 34%. The Company has established a valuation allowance against deferred tax assets of $1,120,843 or 99.8%, due to the uncertainty regarding realization, comprised primarily of a 100% reserve against the net operating carryforward, 100% reserve against the allowance for doubtful accounts, and 97% reserve against the deferred tax assets attributable to the equity based compensation.

The significant differences between the statutory tax rate and the effective tax rates for the nine months ended are as follows:

	September 30, 2015	September 30, 2014,
Statutory tax rate	—%	—%
Increase (decrease) in rates resulting from:
Net operating loss carryforward or carryback	(34)%	(13)%
Equity based compensation and loss	—%	3%
Change in valuation allowance	37%	10%
Change in allowance for doubtful accounts	(3)%	—%
Effective tax rate	—%	—%

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2014:

Deferred tax assets:
Equity based compensation	$97,276
Allowance for doubtful accounts	15,980
Net operating loss carryforward	1,091,064
On-line training certificate reserve	1,154
Total deferred tax assets	1,205,474
Valuation allowance	(1,202,911)

Deferred tax assets net of valuation allowance	2,563

Less deferred tax assets – non-current, net of valuation allowance	2,330

Deferred tax assets – current, net of valuation allowance	$233

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	INCOME TAXES (continued)

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

During the second quarter of 2010, the holder of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of preferred stock. The preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company from time to time in accordance with the provisions of Chapter 78 of the Nevada Revised Statutes. Before modification, the existing Articles of Incorporation did not authorize the issuance of shares of preferred stock. The Company authorized the preferred stock for the purpose of added flexibility in seeking capital and potential acquisition targets.  The amendment authorizing the issuance of shares of preferred stock grants the Board authority, without further action by our stockholders, to designate and issue preferred stock in one or more series and to designate certain rights, preferences and restrictions of each series, any or all of which may be greater than the rights of the common stock. As of September 30, 2015, and December 31, 2014, the 425,000 shares of preferred stock are owned by the Company’s Chief Executive Officer. The preferred shares have 250 to 1 voting rights over the common stock, and are convertible into 31,481 shares of common stock. The preferred stock votes with the Company’s common stock, except as otherwise required under Nevada law. Accordingly, at September 30, 2015, Mr. Carmichael has approximately 61% of the combined voting power of the Common Stock and Series A Convertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.

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

On September 24, 2015 all claims and counterclaims by and between Undersea Breathing Systems, Inc. (“UBS”) and the Company were settled in full in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, FL, in the third quarter of 2015. The settlement included the Company owing UBS nothing, UBS owing the Company certain tangible property within 14 days, mutual execution of general release, and stipulation for dismissal with prejudice with all parties to bear their own attorneys’ fees and costs. The Company’s legal expenses and fees during the third quarter 2015 related to this action were approximately $60,000, and the fair value estimate of the tangible property (inventory items) receivable was approximately $7,200. The Company recorded these amounts during the third quarter of 2015 as legal expense, and other income, respectively. See Note 22. SUBSEQUENT EVENTS regarding delivery of the aforementioned tangible property.

Prior to the above settlement in full on July 1, 2014, the amended complaint for damages in excess of $15,000 filed by UBS on December 10, 2013 in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, FL was partially dismissed as to Count IV, Default on Promissory Note Against BWMG. The complaint against the Company sought to compel purchase of Medal Model No. 4241 membranes or equivalent pursuant to pricing agreement in 2011. UBS was the holder of the convertible debenture referenced in Note 12. CONVERTIBLE DEBENTURES Ref (2). Under the complaint, UBS asserted the Company was to purchase no less than 24 membranes from the company per year for $2,000 and $1,000, cash and Company stock, respectively, per membrane. The Company took delivery, paid cash, and issued stock for 14 Medal Model No 4241 membranes pursuant to the stated pricing in 2011, plus issued an additional $24,000 stock toward future purchases of 24 membranes. However, the Company had not purchased or taken delivery of additional membranes. At the same time the stock was issued the Company granted UBS a convertible debenture of $76,000 and reduced its balance to $48,000 when the Company paid $28,000 cash and took delivery of the 14 membranes. Therefore, UBS had $24,000 worth of stock and a $48,000 convertible debenture for which the Company took no membrane deliveries. Associated with the dismissal of Count IV, the Company reversed in the third quarter of 2014, related prepaid inventory and convertible debenture resulting in a loss on settlement of $14,850, which was accrued as of June 30, 2014.

17.	JOINT VENTURE EQUITY EXCHANGE AGREEMENT

In December 2014, the Company received notice from Pompano Dive Center, LLC. (“PDC”) of intent to cancel the Joint Venture Equity Exchange Agreement described below effective January 1, 2015, in accordance with the terms of the agreement. After notice, BWMG awaited the return of the stock PDC held in BWMG to fulfil terms of dissolution. PDC returned the stock at the end of the second quarter of 2015 and the Company cancelled it at the beginning of third quarter of 2015. The cancellation is reflected on the face of the statement of stockholders’ equity. Market value of the 3,394 shares of stock PDC held that were returned was $0. The Company had recorded the decline in value of the stock in the second quarter of 2014 by reversing the $24,740 long term asset (purchase option) tied to the stock provided PDC discussed below, with corresponding reduction in additional paid in capital to write the asset down to fair market value.

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

In addition, the Agreement provided for a non-binding letter of intent for the possible acquisition of PDC in exchange for BWMG’s stock for the yet to be agreed upon value of PDC. In anticipation of a possible purchase, the Agreement provided BWMG with a 33% interest in PDC. As part of the transaction, BWMG issued 3,394 restricted shares of its common stock with fair market value on the date of the transaction of $24,740 to PDC, reflected in other assets in the long-term portion of the Company’s balance sheet.

If BWMG purchased PDC, the stock issued by BWMG would have been credited to the purchase price. Further, PDC was required to remit no later than 45 days from the end of each quarter, a 33% share in pre-tax net profits. At least 50% of the total pre-tax profits were required for distribution under the Agreement, and BWMG was not required to share in losses.

Terms of the above included upon termination of this Agreement by either party and/or a written purchase and sales agreement not consummated by the parties, then the parties’ respective interests in each other’s business would revert back to the original party. Accordingly, when this happened, PDC would relinquish the interest acquired in BWMG through this Agreement and BWMG wouldl do the same. All property at PDC owned by BWMG would be returned to BWMG at that time as well. The Company accounted for the investment in PDC under the Cost basis because the joint venture was cancellable at any time by either party with return of respective interest transferred to each as per the joint venture agreement; the possible acquisition of PDC was in the form of a non-binding letter of intent; each entities assets and liabilities remained their owned; and BWMG was not to share in any of PDC losses or additional expenses unless otherwise approved; and the management and operation of PDC remained with PDC. Since inception of the Agreement and through termination PDC reported pre-tax net losses, there was no profit sharing due the Company in accordance with the Agreement.

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

19.	EQUITY BASED INCENTIVE/RETENTION BONUSES AND OTHER BONUSES

On November 2, 2012, the Board of Directors consented to grant equity based bonuses to certain key employees and consultants as an incentive to retain their services. Stock incentive bonuses were to vest, and be paid out on May 2, 2013, contingent upon continued employment or service. The stock bonus price per share was calculated based on last closing price as reported on per the OTCBB prior to the grant date for a total of $75,100. Shares were set aside and reserved for this transaction. As disclosed in Note 7. RELATED PARTIES TRANSACTIONS, $45,000 and $2,250 of the $75,100 bonuses, or 37,038 and 1,854 shares, were awarded to the Chief Executive Officer and the related party employee, respectively. The Company accrued operating expense ratably from the time of the awards through May 2, 2013, when vested. Of the 61,852 vested, only 5,185 have been issued to-date. The rest are included in shares payable as reflected on the Statement of Stockholders’ Deficit and the Balance Sheet. In addition, at the end of 2012, the BOD declared $129,500 bonuses payable in stock or cash to be determined by the BOD at a later date. Of this amount $67,000 was declared payable to the Chief Executive Officer of the Company and $17,500 declared payable to the related party employee as disclosed in Note 7. RELATED PARTIES. The combined $84,500 payable to the related parties is reflected on the Balance Sheet in Other liabilities and accrued interest – related parties.

BROWNIE’S MARINE GROUP, INC.

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	STRATEGIC ALLIANCE AGREEMENT

On April 10, 2012, the Company entered into a strategic alliance agreement with Precision Paddleboards, Inc. The agreement provides for 12 month exclusivity granted for $24,000 in one year restricted stock, or 494 shares. Price per share was calculated as the weighted average per share for 30 days preceding the agreement or $.036 per share. The Company recognized the operating expense ratably over the twelve month vesting term with corresponding entry to shares payable. As of September 30, 2015, none of the 494 shares had been paid out and are reflected in shares payable balance on the Statement of Stockholders’ Deficit and the Balance Sheet.

21.	INTEREST EXPENSE NON-RELATED PARTIES AND OTHER EXPENSE (INCOME), NET

For the three months ended September 30, 2015, non-related parties interest expense of $9,254 is comprised of $9,177 interest on convertible debentures and $77 other interest. For the three months ended September 30, 2014, non-related parties interest expense of $10,312 is comprised of $10,216 interest on convertible debentures and $96 other interest.

For the nine months ended September 30, 2015, non-related parties interest expense of $27,800 is comprised of $27,531 interest on convertible debentures and $269 other interest. For the nine months ended September 30, 2014, non-related parties interest expense of $35,564 is comprised of $34,702 interest on convertible debentures and $862 other interest.

For the three months ended September 30, 2015, $6,494 other income, net is comprised of $7,200 legal settlement receivable and no other individually significant items. For the three months ended September 30, 2014, $26,223 other income, net is comprised primarily of $49,812 sales commissions, partially offset by $20,406 headquarters and manufacturing facility relocation expense, and $3,183 other expense, net of individually insignificant items

For the nine months ended September 30, 2015, $4,264 other income, net is comprised primarily of $7,200 legal settlement (see Note 16. COMMITMENTS AND CONTINGENCIES), $3,471 royalty income on licensed patents, $1,800 sale of fixed assets, $2,930 other income, net of individually insignificant items and is partially offset by $11,137 insurance expense audit adjustments. For the nine months ended September 30, 2014, $23,619 other income, net is comprised primarily of $49,812 sales commissions, $31,463 write off of accrued legal expense from prior years resulting from resolution of overbilling as identified by Company, $5,144 royalty income on licensed patents, and partially offset by $20,406 headquarters and manufacturing facility relocation expense, $27,846 loss on disposal of fixed assets, and $14,850 loss on convertible debenture settlement.

22.	SUBSEQUENT EVENTS

Effective October 31, 2015, the Company issued Mr. Purdon, related party employee, 2,154,569 shares of restricted common stock in lieu of cash for $4,500 employee compensation for the month ended October 31, 2015. The number of shares issued was based on the weighted average share price during the month.

Effective October 22, 2015, the Company reincorporated to the State of Florida from the State of Nevada (the “Reincorporation”) pursuant to a plan of conversion, effective October 22, 2015 (the “Plan of Conversion”). On September 9, 2015, stockholders of the Company holding approximately 71% of the combined voting power of the Company’s outstanding Common Stock and Series A Convertible Preferred Stock, voting as a single class, as of September 9, 2015, approved by written consent in lieu of a special stockholders’ meeting the Reincorporation.  The Reincorporation did not affect any of the Company’s material contracts with any third parties, and the Company’s rights and obligations under such material contractual arrangements continue to be rights and obligations of the Company after the Reincorporation. The Reincorporation did not result in any change in headquarters, business, jobs, management, location of any of the offices or facilities, number of employees, assets, liabilities or net worth (other than as a result of the costs incident to the Reincorporation) of the Company.  The Reincorporation reduces the Company’s corporate costs and expenses and aligns the Company’s domicile with its executive offices.

Pursuant to the Plan of Conversion, the Reincorporation was effected by the Company filing (i) articles of conversion (the “Nevada Articles of Conversion”) with the Secretary of State of the State of Nevada, (ii) a certificate of conversion (the “Florida Certificate of Conversion”) with the Secretary of State of the State of Florida and (iii) an articles of incorporation (the “Florida Articles of Incorporation”) with the Secretary of State of the State of Florida. Pursuant to the Plan of Conversion, the Company also adopted new bylaws (the “Florida Bylaws”).   As a result of the Reincorporation: (1) the affairs of the Company ceased to be governed by the Nevada Revised Statutes, the Company’s existing Articles of Incorporation and the Company’s existing Bylaws, and the affairs of the Company became subject to the Business Corporation Act of the State of Florida, the Florida Articles of Incorporation and the Florida Bylaws; (2) the Company as a Florida corporation is deemed to be the same entity as the Company was as a Nevada corporation for all purposes under the laws of Florida, with the Company’s existence as a Florida corporation deemed to have commenced when it was initially formed in Nevada; (3) each outstanding share of common stock of the Company as a Nevada corporation automatically converted into an outstanding share of common stock of the Company as a Florida corporation; (4) each outstanding option, warrant or other convertible right to acquire shares of common stock of the Company as a Nevada corporation converted into an equivalent option, warrant or other convertible right to acquire, upon the same terms and conditions (including the vesting schedule and exercise or conversion price per share applicable to each such option, warrant or other convertible right), the same number of shares of common stock of the Company as a Florida corporation; and (5) each director and officer of the Company as a Nevada corporation continues to hold his respective position with the Company as a Florida corporation.  The Reincorporation does not affect the trading of the Company’s shares of common stock on the OTC Markets in any respect. The Company, as a Florida corporation, will continue to file periodic reports and other documents as and when required by the rules and regulations of the SEC.

On October 14, 2015, Mr. Robert Carmichael, Chief Executive Officer, was issued 54,055 shares of restricted common stock for $124 accrued interest on notes payable – related party.

On October 14, 2015, the tangible personal property referred to legal settlement in Note 16. COMMITMENTS AND CONTINGENCIES was delivered by UBS to the Company in full satisfaction of the last remaining term under settlement agreement. Accordingly, the Company reversed and received as inventory the $7,200 settlement receivable recorded at September 30, 2015.

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

Results of Operations for the Three Months Ended September 30, 2015, as Compared to the Three Months Ended September 30, 2014

Net revenues. For the three months ended September 30, 2015, we had net revenues of $1,105,915 as compared to net revenues of $805,472 for the three months ended September 30, 2014, an increase of $300,443, or 37.30%. Sales of tankfill systems and related sales were up approximately $400,000 for the third quarter of 2015 compared to the third quarter of 2014, and this increase was partially offset by an approximately $100,000 decline in hookah systems and related sales during the same period. Discontinuance of the Company’s product liability insurance has had negative impact on hookah sales to some of the Company’s dealers, but the Company believes sales of these products will rebound over time. The increase in tankfill system and related sales was primarily attributable to one very large sale in addition to the other individual, lesser dollar value sales during the period.

Cost of net revenues. For the three months ended September 30, 2015, we had cost of net revenues of $660,614 as compared with cost of net revenues of $539,666 for the three months ended September 30, 2014, an increase of $120,948, or 22.41%. Cost of material, the largest component of cost of net revenues, was constant as a percentage of net revenues for the three months ended September 30, 2015, as compared to the three months ended September 30, 2015. Therefore, the $120,948 increase in cost of net revenues is primarily attributable to the increase in net revenues during the third quarter of 2015 compared to the same period in 2014.

Gross profit. For the three months ended September 30, 2015, we had a gross profit of $445,301 as compared to gross profit of $265,806 for the three months ended September 30, 2014, an increase of $179,495, or 67.53%. The increase in gross profit is primarily attributable to increase in net revenues for the three months ended September 30, 2015, as compared to same period in 2014.

Operating expenses. For the three months ended September 30, 2015, we had operating expenses of $194,539 as compared to operating expenses of $145,846 for the three months ended September 30, 2014, an increase of $48,693, or 33.39%. The increase is primarily attributable to approximate $70,000 increase in legal expense for the three months ended September 30, 2015 compared to the same period in 2014. The majority of the legal increase or, approximately $60,000, was for the settlement and dismissal of the Undersea Breathing Systems, Inc. (“UBS”) legal proceeding discussed below during the third quarter of 2015 including defense and counterclaim settlement. This increase was partially offset by net decrease in individually insignificant increases and decreases in account other balances.

Other (income) expense, net. For the three months ended September 30, 2015, we had other (income) expense, net of $3,264, as compared to other (income) expense, net of $(11,405) for the three months ended September 30, 2014, a change of $14,669 other (income) expense, net, or 72.24%. This account is comprised of other (income) expense, net with $19,729 change during the third quarter of 2015, compared to the third quarter of 2014; and interest expense, which decreased $5,060 during the three months ended September 30, 2015 compared to same period in 2014. Other (income) expense, net is comprised of transactions that are generally of a non-recurring nature. The $19,729 other income, net decrease is primarily due to transactions occurring in the third quarter of 2014 without comparable transactions in the third quarter of 2015 including a $49,812 sales commission partially offset by $20,406 headquarters and manufacturing facility relocation expense. During the third quarter of 2015, the primary activity in this account was for $7,200 other income for legal settlement with no other individually significant activity. The $5,060 decrease in interest expense during the third quarter of 2015, as compared to the third quarter of 2014, is primarily attributable to approximately $1,000 less in convertible debenture interest due lower convertible debenture balance outstanding during the third quarter of 2015, as compared to the same period in 2014; and approximately $4,000 decrease in interest expense related party due to decline in note payable – related parties balance during the three months ended September 30, 2015, as compared to same period in 2014.

Provision for income tax expense. For the three months ended September 30, 2015 as compared to September 30, 2014 we had no change in the $0 provision for income tax expense.

Net income. For the three months ended September 30, 2015, we had net income of $247,498 as compared to net income of $131,365 for the three months ended September 30, 2014, an increase of $116,133, or 88.40%. The $116,133 increase in net income is attributable to $179,495 increase in gross profit, and partially offset by $48,693 increase in operating expenses, and $14,669 decrease in other income, net.

Results of Operations for the Nine Months Ended September 30, 2015, as Compared to the Nine Months Ended September 30, 2014

Net revenues. For the nine months ended September 30, 2015, we had net revenues of $2,281,636 as compared to net revenues of $2,258,980 for the nine months ended September 30, 2014, an increase of $22,656, or 1%. Sales of tankfill systems and related sales were up approximately $200,000 for the nine months ended September 30, 2015 compared to the same period in 2014, and this increase was partially offset by an approximate $175,000 decline in hookah systems and related sales during the same period. Discontinuance of the Company’s product liability insurance has had negative impact on hookah sales to some of the Company’s dealers, but the Company believes sales of these products will rebound over time. The increase in tankfill system and related sales was primarily attributable to one very large sale in addition to the other individual, lesser dollar value sales during the period.

Cost of net revenues. For the nine months ended September 30, 2015, we had cost of net revenues of $1,494,807 as compared with cost of net revenues of $1,569,621 for the nine months ended September 30, 2014, a decrease of $74,814, or 4.77%. The decrease during the nine months ended September 30, 2015 compared to nine months ended September 30, 2014, is primarily attributable approximately $24,000 decrease in overhead allocation primarily due to discontinuance of product liability insurance in the third quarter of 2014, which was an expense allocable as overhead; approximately $13,000 decrease in direct labor; approximately $18,000 decrease in subcontract labor; approximately $6,000 decrease in non-sales freight; and approximately $15,000 net decrease of primarily individually insignificant decreases in the majority of cost of net revenue accounts due to continuance of cost cutting measures by the Company to maximize working capital without sacrificing quality. In addition, although material costs increased due to quantity increase in sales, the increase was offset by an approximately 1% overall decline in material cost as a percentage of net revenues.

Gross profit. For the nine months ended September 30, 2015, we had a gross profit of $786,829 as compared to gross profit of $689,359 for the nine months ended September 30, 2014, an increase of $97,470, or 14.14%. The increase in gross profit is attributable to increase in net revenues of $22,656 and decrease in cost of net revenues of $74,814 for the nine months ended September 30, 2015, as compared to same period in 2014.

Operating expenses. For the nine months ended September 30, 2015, we had operating expenses of $533,879 as compared to operating expenses of $485,137 for the nine months ended September 30, 2014, an increase of $48,728, or 10.05%. The increase is primarily attributable to increase in legal expense of approximately $118,000, approximately $17,000 increase in rent, and partially offset by approximately $41,000 decrease in insurance expense related to discontinuance of product liability insurance, and decrease in indirect labor of approximately $43,000. There were many other net increases and decreases in account balances not deemed individually insignificant. The majority of the legal expense increase, or approximately $60,000, was for the UBS legal proceeding during the third quarter of 2015 including legal defense and counterclaim settlement. The balance of the increase in legal is primarily a result of a credit to legal expense for overbilled amount during the nine months ended September 30, 2014 without comparable transaction during the nine months ended September 30, 2015. The decrease in direct labor for the nine months ended September 30, 2015 as compared to the same period in 2014 is a result of reduction in head count not replaced when the Company’s factory and headquarters relocated in October 2014.

Other (income) expense, net. For the nine months ended September 30, 2015, we had other (income) expense, net of $24,229, as compared to other (income) expense, net of $25,464 for the nine months ended September 30, 2014, a change in other (income) expense, net of $1,235, or 4.85%. This account is comprised of other (income) expense, net that had $19,355 change during the nine months ended September 30, 2015, compared to same period in 2014; and interest expense that decreased $20,590 during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Other (income) expense net is comprised of transactions that are generally of a non-recurring nature. The decrease in other income net of $19,235 is primarily due to transactions occurring during the nine months ended September 30, 2014, without comparable transactions during the same period in 2015 with the most significant being $49,812 sales commissions, $31,463 credit to accrued legal expense, and partially offset by $20,406 headquarters and manufacturing facility relocation expense, $27,846 loss on disposal of fixed assets, and $14,850 loss on convertible debenture settlement. During the nine months ended September 30, 2015, the most significant activity in this account included $7,200 other income for legal settlement, approximately $5,000 other net individually insignificant income items, and partially offset by $11,137 insurance expense audit adjustments, and approximately $2,000 less royalty income during this period as compared to the same period in 2014. The $20,590 decrease in interest expense is primarily attributable to approximately $7,000 less in convertible debenture interest due to lower convertible debenture balance outstanding during the nine months ended September 30, 2015, as compared to the same period in 2015; and approximately $13,000 decrease in interest expense related party due to decline in note payable balance during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

Provision for income tax expense. For the nine months ended September 30, 2015, we had a provision for income tax expense of $43 as compared to $44 for the nine months ended September 30, 2014, an insignificant decrease of $1, or 2.27%.

Net income. For the nine months ended September 30, 2015, we had net income of $228,678 as compared to net income of $178,714 for the nine months ended September 30, 2014, an increase of $49,964, or 27.96%. The $49,964 increase in net income is primarily attributable to $97,470 increase in gross profit, and partially offset by increase in operating expenses of $48,728.

Liquidity and Capital Resources

As of September 30, 2015, the Company had cash and current assets (primarily consisting of inventory) of $1,021,878 and current liabilities of $1,319,019 or a current ratio of .77 to 1. This represents a working capital deficit of $297,141. As of December 31, 2014, the Company had cash and current assets of $774,291 and current liabilities of $1,356,642, or a current ratio of .57 to 1. As of December 31, 2013, the Company had cash and current assets of $950,643 and current liabilities of $1,760,058, or a current ratio of .54 to 1.

The consolidated financial statements included herein have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. Although we had net income for the year ended December 31, 2014, and had net income for the nine months ended September 30, 2015, we have otherwise incurred annual losses since 2009, and expect we may have more in future periods. We have had a working capital deficit since 2009.

The Company is behind on payments due matured convertible debentures; accrued liabilities and interest – related parties; and certain vendor payables. The Company is handling delinquencies on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue.

The Company does not expect that existing cash flow will be sufficient to fund presently anticipated operations. This raises substantial doubt about the Company’s ability to continue as a going concern during the twelve- month period following the date of the financial statements included herein. The Company will need to raise additional funds and is currently exploring alternative sources of financing. We have issued a number of convertible debentures as an interim measure to finance our working capital needs. We have historically paid for many legal and consulting services with restricted stock to maximize working capital. We intend to continue this practice in the future when possible. We have implemented some cost saving measures and will continue to explore more to reduce operating expenses.

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

Although we incurred net income of approximately $94,000 and $229,000 for the year ended December 31, 2014, and the nine months ended September 30, 2015, respectively, we had a net loss of approximately $896,000, for the year ended December 31, 2013. We anticipate some losses will continue for the foreseeable future. Additionally, the Company has negative cash flows from operations, negative working capital, is behind on payments due for matured convertible debentures, related party notes payable, accrued liabilities and interest –related parties, and certain vendor payables. The Company is working out all matters of delinquency on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue. This raises a substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon generating working capital and obtaining adequate new debt or equity financing. Because of our continuing losses, we may not have working capital to permit us to remain in business during the twelve- month period following the date of the financial statements included herein, without improvements in our cash flow from operations or new financing. Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses.

The optional conversion features of a series of convertible debentures issued by the Company could require the Company to issue a substantial number of shares of common stock, which will cause dilution to the Company’s stockholders and a potentially negative effect on our stock price.

Since October 4, 2010 the Company has issued convertible debentures to several lenders and other third parties. At September 30, 2015, the outstanding principal balance of these debentures was $371,965. The debentures convert under various conversion formulas, all of which are at a significant discount to market price of our common stock. The conversion of any of the debentures will result in the issuance of a significant number of shares of our common stock which will cause dilution to our existing shareholders. Furthermore, the conversion at a significant discount to the market price of our common stock may have a negative effect on our stock price.

Our common stock may be affected by limited trading volume and may fluctuate significantly.

Our common stock is traded on the OTC Markets (pinks). There is a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Thinly traded common stock can be more volatile than common stock traded in an active public market. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

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

Our continued growth depends on our ability to attract and retain a Chief Financial Officer, a Chief Operations Officer, and additional skilled associates. We are currently utilizing the services of two professional consultants in the absence of a Chief Financial Officer and Chief Operations Officer. The loss of the services of these consultants prior to our ability to attract and retain a Chief Financial Officer or Chief Operations Officer may have a material adverse effect upon us. Also, there can be no assurance that we will be able to retain our existing personnel or attract additional qualified associates in the future. Note: Services of one of the aforementioned consultants will in essence 2015 cease after the filing of the third quarter Form 10-Q. A suitable replacement has been retained and the Company expects a smooth transition with the assistance of the exiting consultant as needed.

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

Government regulations may negatively impact us.

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

Based on this evaluation, our Chief Executive Officer and principal financial and accounting officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective such that the information relating to our company required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management to allow timely decisions regarding required disclosures. Our management concluded that our disclosure controls and procedures were not effective as of September 30, 2015, as described in more detail below. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.

The specific weakness identified by our management was a lack of personnel with an appropriate level of SEC reporting and accounting experience and training in the application of U.S. Generally Accepted Accounting Principles (“GAAP”) commensurate with our financial reporting requirements and business environment. The weakness is principally due to lack of working capital to retain qualified employees, which are integral to the Company’s process for timely disclosure and financial reporting. Furthermore, our chief executive officer and chief financial officer, Mr. Robert Carmichael, lacks experience in U.S. GAAP and financial accounting. We rely extensively on outside service providers to comply with our financial reporting requirements. Since our inception we have relied on an outside consultant with experience in this area to assist us prepare our financial statements and disclosures in accordance with U.S. GAAP. Until such time as we have a chief executive officer and/or chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the significant deficiency in our internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements. This deficiency resulted in the failure of the Company to timely file Form 8-K current reports relating to conversions of related party employee compensation payable to restricted stock, and payment in restricted stock of accrued interest on notes payable during the period covered by this report. These transactions are disclosed in the notes to the Company’s Financial Statements for the period covered by this report included herein.

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

On September 24, 2015, all claims and counterclaims by and between Undersea Breathing Systems, Inc. (“UBS”) and the Company were settled in full. The settlement included the Company owing UBS nothing and UBS owing the Company certain tangible property within 14 days, mutual execution of general release, and stipulation for dismissal with prejudice with all parties to bear their own attorneys’ fees and costs. The Company’s legal expenses and fees during the third quarter 2015 related to this action were approximately $60,000, and the fair value estimate of the tangible property (inventory items) receivable was approximately $7,200. The Company recorded the $60,000 during the third quarter of 2015 as legal expense, and $7,200 as other income. On July 1, 2014, the amended complaint for damages in excess of $15,000 filed by UBS on December 10, 2013 in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, FL was partially dismissed as to Count IV, Default on Promissory Note Against BWMG.

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

During the three months ended September 30, 2015, $13,500 compensation payable to a related party was converted to 6,092,572 shares of restricted stock, which were issued the employee and affiliate of the Company.

During the three months ended September 30, 2015, $489 accrued interest on note-payable – related parties was converted to 204,012 shares of restricted common stock, which were issued to the Company’s Chief Executive Officer.

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

* Attached as Exhibit 101 to this report are the following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Deficit (iv) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 2, 2015	Brownie’s Marine Group, Inc.

		By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer

