Form 10-K
period 2015-12-31
Brownie's Marine Group, Inc
filed 2016-03-30
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(MARK ONE)

☑	Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.

Commission File No. 333-99393

BROWNIE’S MARINE GROUP, INC.

(Name Of Small Business Issuer In Its Charter)

Florida	90-0226181
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3001 NW 25th Avenue, Suite 1, Pompano Beach, Florida	33069
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)

Yes ☐     No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2015 ($0.0025), was $ 80,286.

There were 86,841,190 shares of common stock outstanding as of March 17, 2016.

PART I

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

This filing contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our Company’s growth strategies, (c) our Company's future financing plans and (d) our Company's anticipated needs for working capital. These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this annual report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this filing generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

Item 1.	Business.

Overview

Brownie’s Marine Group, Inc., a Florida corporation (referred to herein as “BWMG”, “the Company”, “we”, or “Brownie’s”), does business through its wholly owned subsidiary, Trebor Industries, Inc., d/b/a Brownie’s Third Lung, a Florida corporation. The Company designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and Nitrox Generation Systems, and scuba and water safety products. BWMG sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility located at 3001 NW 25th Avenue, Suite 1, Pompano Beach, Florida 33069. The Company’s common stock is quoted on the OTC Markets under the symbol “BWMG”. The Company’s website is www.Browniesmarinegroup.com. Information on the website is not a part of this report.

Mr. Robert Carmichael, our Chief Executive Officer, has operated Trebor as its President since 1986. Since April 16, 2004, Mr. Carmichael has served as President, Acting Principal Accounting Officer and Acting Chief Financial Officer of the Company. From March 23, 2004 to April 16, 2004, Mr. Carmichael served as the Company’s Executive Vice-President and Chief Operating Officer. The company was organized under the laws of the State of Nevada and effective October 22, 2015, the Company reincorporated to the State of Florida pursuant to a plan of conversion, effective October 22, 2015.

The Company’s diving and marine based products are generally marketed under the Brownie’s Third Lung, Brownie’s Tankfill, and Brownie’s Public Safety trade names.

Executive Summary and Business Strategy

From a garage based business making hookah diving systems in the late 1960s, the Company has grown into a niche manufacturing and distribution company with dive-oriented products loosely classified into three categories: Brownie’s Third Lung (low pressure hookah systems), Brownie’s Tankfill (high pressure and mixed gas systems), and Brownie’s Public Safety (first-responder/emergency personnel systems). The Company serves middle income boat owners, higher income yacht owners, and recreational, military and public safety divers.

The Company strives for meticulous attention to detail and high quality product innovation. We believe that within the boating/diving industry Brownie’s Marine Group is known as the industry standard for surface supplied “family” dive systems and Scuba Tankfill Systems for yacht diving. Brownie’s products and support services range from shallow-water dive systems and extend into deep-water with mixed gas support systems for exploration divers and submersibles/submarines.

The Company holds numerous patents and is dedicated to designing and building the world’s finest and most innovative products, and to setting the industry standard for the world’s best yacht-based diving systems. While Brownie’s Third Lung hookah diving units were the very first product sold by the Company, the Company recognized early on that there was a need for tank filling systems and unique diving applications. This realization was the catalyst for the addition of the two product categories: Brownie’s Tankfill and Brownie’s Public Safety. Brownie’s Tankfill designs, builds, and sells diving solutions from marine-ready tank filling compressors, Nitrox Makers™, complete dive lockers, and full submarine support systems. Brownie’s Public Safety features highly specialized diving gear for rescue and safety professionals and a unique automatic floatation device for body-armor that can also be integrated into foul weather jackets, traditional load bearing harnesses and other garments, such as the Garment Integrated Personal Flotation Device (GI-PFD) for use with body armor. The following paragraphs further describe the business and sales models for each of the categories of products sold:

Brownie’s Third Lung hookah systems have long been a dominant figure in gasoline powered, high-performance, and feature rich hookah systems. Taking full advantage of the proprietary compressor system, a complete series of traditional “fixed speed” electric compressors were developed for the built-in-boat market in 2005. Prior to 2010, Brownie’s did not offer for sale a floating battery powered hookah due to the inadequate performance/runtime afforded by previous technology. After years of inventing, testing and development, Brownie’s introduced multiple battery powered models in 2010 that we believe provide performance and runtimes as great as 300% better than the best devices previously on the market by utilizing a variable speed technology that controls battery consumption based on diver demand. Our variable-speed battery powered hookah system provides divers with gasoline-free all day shallow diving experiences.

Brownie’s Tankfill designs, manufactures, sells and installs Scuba tank fill systems for on-board yacht use under the brand “Yacht-Pro™”. Brownie’s Tankfill provides complete diving packages and dive training solutions for yachts. Brownie’s Tank Fill installs Nitrox systems which allow yacht owners to fill tanks with oxygen enriched air on board. The Yacht-Pro™ compressor systems offer a completely marine-prepared, VFD (variable frequency drive)-driven, automated alternative to other compressors on the market. Brownie’s Tankfill also designs complete dive lockers, mixed gas production and distribution systems, and the unique Nitrox Maker™. Nitrox is oxygen-enriched air, which reduces the effects of nitrogen on divers; it is the industry standard for dive professionals. The Nitrox Maker™ continuously generates the oxygen rich breathing gas directly from low-pressure air; no stored oxygen or other gases are required onboard. We believe a parallel product analogy to this device is the fresh water-maker that swept through the yachting industry over the last two-decades. While less yacht owners may opt for diving systems then fresh water-makers, there is a broad market potential for yacht owners that will want to have an uninterrupted supply of the premium breathing gas. Recently, an increase in commercial NitroxMaker™ system sales has been seen as more diving operations and operators are responding to the demand from their customers to provide nitrox at diving destinations. In addition to the traditional yacht-based NitroxMaker™ systems the Company has now established a full line of commercial products to meet this need, the NMCS series.

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

NitroxMaker™: We believe Nitrox has become the gas of choice for informed recreational divers the world over. What was once only available from land-based gas mixing facilities is now easily accessible to the yacht diver. With a Brownie’s NitroxMaker™, the user dials-in a desired oxygen level from 21% to 40%, eliminating the need to transport and handle pure oxygen. The resulting diving gas mix is monitored with digital oxygen analyzers, removing the calculations required to blend or mix the gas.

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

The Company has a product development and intellectual property program. It holds numerous patents and trademarks on its own and/or through licensing agreements with its chief executive officer and his affiliates.

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

Marketing

Print Literature, Public Relations, and Advertising

We have in-house graphic design capability to create and maintain product support literature, catalogs, mailings, web-based advertising, newsletters, editorials, advertorials, and press releases. We also, from time-to-time, target specific markets by selectively advertising in journals and magazines that we believe reach our potential customers. In addition, we strive to issue press releases, newsletters, and social media postings periodically to keep the public informed of our latest products and related endeavors.

Tradeshows

In 2014 and 2015, the Company was represented either through their own presence or by a dealer at the following annual trade shows: The Miami Yacht and Brokerage Show, The Fort Lauderdale International Boat Show, the Palm Beach Boat Show, and the Seattle Boat Show.

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

Product Research and Development (R&D)

We continuously work to provide our customers with both new and improved products. We offer research and development services to not only the related entities we license our patents and trademarks from, but also to other customers as well. R&D services for customers and the related entities are invoiced in the normal course of business. In addition, we are working on internal research and development projects as well as collaborating with others toward the goal of developing some of our own patentable products. Research and development costs for the year ended December 31, 2015 and 2014, were $8,739 and $4,087, respectively.

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

Customers

We are predominantly a wholesale distributor to retail dive stores, marine stores, and shipyards. This includes approximately 160 active independent Brownie dealers. We retail our products to including, but not limited to, boat owners, recreational divers and commercial divers. The Company sells to three entities owned by the brother of Robert Carmichael, the Company’s Chief Executive officer, and two Company’s owned by the Chief Executive Officer. Combined sales to these five entities for the years ended December 31, 2015 and 2014, represented 31.75% and 43.34%, respectively, of total net revenues. A single non-related party entity represented 18.7% of revenues for 2015. Sales to no other customers for the year ended December 31, 2014 represented greater than 10% of net revenues.

Raw Materials

Principal raw materials for our business include machined parts such as rods, pistons, bearings; hoses; regulators; compressors; engines; high-pressure valves and fittings; sewn goods; and various plastic parts including pans, covers, intake staffs, and quick release connections. Most materials are readily available from multiple vendors. Some materials require greater lead times than other materials. Accordingly, we strive to avoid out of stock situations through careful monitoring of these inventory lead times, and through avoiding single source vendors whenever possible.

Competition

We consider the most significant competitive factors in our business to be fair prices, feature advantages, shopping convenience, the variety of available of products, knowledgeable sales personnel, rapid and accurate fulfillment of orders, and prompt customer service. We currently recognize one significant competitor in hookah sales and a variety of competitors in high-pressure tankfill systems sales. Products from the hookah competitor and those from one of the tankfill competitors appear to be very similar to ours at first glance, but lack many of what we believe are our patently superior feature advantages. Brownie’s competitors in the high pressure tankfill market are typically focused on traditional dive stores and fire department air service. Several are large multi-national companies that do not offer adaptation to the yacht market or Nitrox integration; both areas that Brownie’s long-term investments rise to a level to suit the buyer’s needs.

Overall, we are operating in a moderately competitive environment. We believe that the price structure for all the products we distribute compares favorably with the majority of our competitors based on quality and available features.

Personnel

We currently have eleven (11) full time employees and three (3) part time employees at our facility in Pompano Beach, Florida. Three (3) are classified as exempt sales and administrative or management, and eleven (11) are classified as nonexempt factory or administrative support. We utilize consultants when needed in the absence of available in-house expertise. Our employees are not covered by a collective bargaining agreement.

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

Our Pompano Beach facilities are comprised of approximately 8,541 square feet of leased space the bulk of which is factory and warehouse space. Terms of the lease include a thirty-seven month term commencing on September 1, 2014; payment of $5,367 security deposit; base rent of approximately $4,000 per month over the term of the lease plus sales tax; and payment of 10.76% of annual operating expenses (i.e. common areas maintenance), which is approximately $2,000 per month subject to periodic adjustment. We believe that the facilities are suitable for their intended purpose, are being efficiently utilized and provide adequate capacity to meet demand for the foreseeable future.

Item 3.	Legal Proceedings.

From time to time we are subject to legal proceedings, claims and litigation arising in the ordinary course of business, including matters relating to product liability claims. Such product liability claims sometimes involving wrongful death or injury have historically been covered by product liability insurance, which provided coverage for each claim up to $1,000,000. We currently do not have product liability coverage. See “Risk Factors” below.

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

On September 24, 2015, all claims and counterclaims by and between Undersea Breathing Systems, Inc. (“UBS”) and the Company were settled in full in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, FL, in the third quarter of 2015. The settlement included no payment or compensation due by the Company, UBS owing the Company certain tangible property within 14 days, mutual execution of general release, and stipulation for dismissal with prejudice with all parties to bear their own attorneys’ fees and costs.

Item 4.	Mine Safety Disclosure

None.

PART II

Item 5.	Purchases of Equity Securities.

The Company’s common stock is quoted on the OTC Markets under the symbol “BWMG”. The Company’s high and low closing bid prices by quarter during 2014 and 2015, as provided by the OTC Markets (Pink) are provided below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On March 17, 2016, the quoted closing price of our common stock was $0.005 per share.

	Calendar Year 2014
	High Bid	Low Bid
First Quarter	$.015	$.005
Second Quarter	$.034	$.003
Third Quarter	$.005	$.003
Fourth Quarter	$.004	$.002

	Calendar Year 2015
	High Bid	Low Bid
First Quarter	$.004	$.002
Second Quarter	$.003	$.002
Third Quarter	$.003	$.001
Fourth Quarter	$.007	$.002

Holders of Common Stock

As of March 17, 2016, the Company had in excess of 325 shareholders of record.

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

During the year ended December 31, 2015, the Company issued 19,419,712 common shares with a fair value of $54,000 to Alexander Fraser Purdon, a related party, as employee compensation. In addition, the Company issued 396,891 common shares representing accrued interest on notes payable to our Chief Executive Officer.

Item 6.	Selected Financial Data.

Information not required by smaller reporting company.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company through its wholly owned subsidiary, Trebor Industries, Inc., d/b/a Brownie’s Third Lung, a Florida corporation, designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and Nitrox Generation Systems, and scuba and water safety products. We sell our products both on a wholesale and retail basis. Our headquarters and manufacturing facility is located in Pompano Beach, Florida. The Company does business as (dba) Brownie’s Third Lung.

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

Reclassifications – Certain reclassifications have been made to the 2014 financial statement amounts to conform to the 2015 financial statement presentation. Effective July 15, 2013, the Company effectuated a reverse stock split (1-for-1,350). Accordingly, the transactional number of shares and per share amounts referenced throughout this report has been retroactively stated unless otherwise noted.

Cash and equivalents – Only highly liquid investments with original maturities of 90 days or less are classified as cash and equivalents. These investments are stated at cost, which approximates market value.

Going Concern –The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. Although profitable for the years ended December 31, 2015 and 2014, we have otherwise incurred losses since 2009. We have had a working capital deficit since 2009.

The Company is behind on payments due for matured convertible debentures, related parties notes payable, accrued liabilities and interest – related party, and certain vendor payables. The Company is handling delinquencies on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about our ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. The Company has issued a number of convertible debentures as an interim measure to finance working capital needs and may continue to raise additional capital through sale of restricted common stock or other securities, and obtaining some short term loans. The Company has, in the past, paid for legal and consulting services with restricted stock to maximize working capital, and intends to continue this practice where feasible. In addition, the Company continues to explore additional cost saving measures.

If BWMG fails to raise additional funds when needed, or does not have sufficient cash flows from sales, it may be required to scale back or cease operations, liquidate assets and possibly seek bankruptcy protection. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Inventory – Inventory is stated at the lower of cost or fair market value. Cost is principally determined by using the average cost method that approximates the First-In, First-Out (FIFO) method of accounting for inventory. Inventory consists of raw materials as well as finished goods held for sale. The Company’s management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when indicated.

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

Customer deposits and returns policy – The Company typically takes a minimum 50% deposit against custom and large tankfill systems prior to ordering and/or building the systems. The remaining balance due is payable upon delivery, shipment, or installation of the system. There is no provision for cancellation of custom orders once the deposit is accepted, nor return of the custom ordered product. Additionally, returns of all other merchandise are subject to a 15% restocking fee as stated on each sales invoice.

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

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. A valuation allowance is established against deferred tax assets that do not meet the criteria for recognition. In the event the Company were to determine that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

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

Comprehensive income – The Company has no components of other comprehensive income. Accordingly, net income equals comprehensive income for all periods presented.

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

At December 31, 2015, and 2014, the carrying amount of cash, accounts receivable, accounts receivable – related parties, customer deposits and unearned revenue, royalties payable – related parties, other liabilities, other liabilities and accrued interest – related parties, notes payable, notes payable – related parties, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

Earnings per common share – Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

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

The Company believes there was no other new accounting guidance adopted, but not yet effective that either has not already been disclosed in prior reporting periods or is relevant to the readers of its financial statements.

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

Results of Operations for the Year Ended December 31, 2015, as Compared to the Year Ended December 31, 2014

Net revenues. For the year ended December 31, 2015, revenues remained relatively constant with net revenues of $2,759,643 as compared to net revenues of $2,735,841 for the year ended December 31, 2014, an increase of $23,802, or less than 1%. Sales to related parties totaled $876,188 and $1,185,603 for the same periods, respectively. Sales of tankfill systems and related sales were up approximately $251,967 for the year ended December 31, 2015 compared to 2014, and this increase was partially offset by an approximate $240,408 decline in hookah systems and related sales during the same period this change in product mix is not believed to be attributable to any particular identifiable sales trend or competitive pressures but rather normal fluctuations in market demand. Discontinuance of the Company’s product liability insurance has had negative impact on hookah sales to some of the Company’s dealers, but the Company believes sales of these products will rebound over time.

Cost of net revenues. For the year ended December 31, 2015, we had cost of net revenues of $1,831,989 as compared with cost of net revenues of $1,991,626 for the year ended December 31, 2014, a decrease of $159,637, or 8%. This was primarily attributable to approximately $11,869 decrease in overhead allocation primarily due to discontinuance of product liability insurance in the third quarter of 2014, which was an expense allocable as overhead; approximately $26,622 decrease in direct labor; approximately $19,870 decrease in subcontract labor; approximately $10,220 decrease in non-sales freight; and approximately $89,973 net decrease of primarily individually insignificant decreases in the majority of cost of net revenue accounts due to continuance of cost cutting measures by the Company to maximize working capital without sacrificing quality. In addition, although material costs increased due to quantity increase in sales, the increase was offset by an approximately 1% overall decline in material cost as a percentage of net revenues.

Gross profit. For the year ended December 31, 2015, we had a gross profit of $927,654 as compared to gross profit of $744,215 for the year ended December 31, 2014, an increase of $183,439, or 25%. The increase in gross profit was primarily attributable to the decrease in cost of net revenues of $159,637 for the year ended December 31, 2015, as compared to the prior year as discussed above.

Operating expenses. For the year ended December 31, 2015, we had operating expenses of $679,721 as compared to operating expenses of $623,261 for the year ended December 31, 2014, an increase of $56,460, or 9%. The increase is primarily attributable to increase in legal expense of approximately $141,204 approximately $16,886 increase in rent, and partially offset by approximately $44,652 decrease in insurance expense related to discontinuance of product liability insurance and reduction of workers compensation insurance, and decrease in indirect labor of approximately $37,679. There were many other net increases and decreases in account balances not deemed individually insignificant. The vast majority of the legal expense increase was for the UBS legal proceeding during 2015, including legal defense and counterclaim settlement. The balance of the increase in legal is primarily a result of a credit to legal expense for overbilled amount during the year ended December 31, 2014 without comparable transaction during the year ended December 31, 2015. The decrease in direct labor for the year ended December 31, 2015 as compared to the same period in 2014 is a result of reduction in head count not replaced when the Company’s factory and headquarters relocated in October 2014.

Other (income) expense, net. For the year ended December 31, 2015, we had other (income) expense, net of $18,280, as compared to other (income) expense, net of $26,541 for the year ended December 31, 2014, a change in other (income) expense, net of $8,261, or 31%. This account is comprised of interest expense that decreased $18,217 during the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily attributable to the satisfaction of related party notes. Other (income) expense net is comprised of transactions that are generally of a non-recurring nature. The decrease in other income net of $9,955 is primarily due to transactions occurring during the year ended December 31, 2014, without comparable transactions during the same period in 2015.

Net income. For the year ended December 31, 2015, we had net income of $229,610 as compared to net income of $94,369 for the year ended December 31, 2014, an increase of $135,241, or 143%. The increase in net income is primarily attributable a decrease in the cost of net revenues as described above.

Liquidity and Capital Resources

As of December 31, 2015, the Company had current assets (primarily consisting of inventory) of $958,001 and current liabilities of $1,232,943 or a current ratio of .78 to 1. This represents a working capital deficit of $274,942. As of December 31, 2014, the Company had cash and current assets of $774,291 and current liabilities of $1,356,642, or a current ratio of .57 to 1.

The consolidated financial statements included herein have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. Although we had net income for the years ended December 31, 2014 and 2015, we have otherwise incurred annual losses since 2009, and expect we may have losses in future periods. We have had a working capital deficit since 2009.

The Company is behind on payments due matured convertible debentures; accrued liabilities and interest – related parties; and certain vendor payables. The Company is handling delinquencies on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue.

The Company does not expect that existing cash flow will be sufficient to fund presently anticipated operations. This raises substantial doubt about the Company’s ability to continue as a going concern during the twelve- month period following the date of the financial statements included herein. The Company will need to raise additional funds and is currently exploring alternative sources of financing. We have issued a number of convertible debentures as an interim measure to finance our working capital needs. We have historically paid for some legal and consulting services with restricted stock to maximize working capital. We intend to continue this practice in the future when possible. We have implemented some cost saving measures and will continue to explore more to reduce operating expenses.

Net cash provided by operating activities totaled $147,461 and $157,757 for the years ended December 31, 2015 and 2014, respectively. For both 2015 and 2014, the increase in net cash from operating activities was primarily the result of earnings for the period. Cash generated from 2015 earnings of $229,610 was reduced primarily by a reduction in accounts payable and accrued liabilities during the period of $112,830 as well as an increase in prepared expenses and inventory levels dictated by anticipated sales levels. Cash flows in 2015 were also increased by a decrease in accounts receivable - related parties and increase in accrued royalties, payable to related parties.

Net cash used in financing activities totaled $12,622 and $126,202 at December 31, 2015 and 2014, respectively, and primarily reflects the repayments during the periods of principal payments on notes payable to related parties of $30,068 and $113,452, respectively. The net cash used in financing activities for 2015 was net of $27,000 proceeds of additional notes payable - related parties.

Net cash provided by operating activities for 2014 resulted primarily from 2014 earning of $94,369 coupled with an increase in other liabilities and accrued interest payable to related parties of $74,504 and advanced from related parties $34,617.

For both years ending December 31, 2015 and 2014, the Company has heavily depended upon the funding of related parties to maintain its operations.

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

While we incurred net income in 2015 and 2014, the Company has negative working capital, is behind on payments due for matured convertible debentures, related party notes payable, accrued liabilities and interest –related parties, and certain vendor payables. The Company is working out all matters of delinquency on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue. Our continued existence is dependent upon generating working capital and obtaining adequate new debt or equity financing. Because of our historical losses, we may not have working capital to permit us to remain in business through the end of the year, without improvements in our cash flow from operations or new financing. Working capital limitations continue to impinge on our day-to-day operations.

The optional conversion features of a series of convertible debentures issued by the Company could require the Company to issue a substantial number of shares of common stock, which will cause dilution to the Company’s stockholders and a potentially negative effect on our stock price.

Since October 4, 2010, the Company has issued convertible debentures to several lenders and other third parties. At December 31, 2015 the outstanding principal balance of these debentures was approximately $372,000. The debentures convert under various conversion formulas, all of which are at a significant discount to market price of our common stock. The conversion of any of the debentures will result in the issuance of a significant number of shares of our common stock which will cause dilution to our existing shareholders. Furthermore, the conversion at a significant discount to the market price of our common stock may have a negative effect on our stock price.

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

Our management has previously determined that we did not maintain effective internal controls over financial reporting. For a detailed description of these material weaknesses and our remediation efforts and plans, see “Part II — Item 9A — Controls and Procedures.” If the result of our remediation of the identified material weaknesses is not successful, or if additional material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

We currently have no independent directors, which poses a risk for us from a corporate governance perspective.

Robert Carmichael, our only executive officer, also serves as our only director. Our director and executive officer is required to make interested party decisions, such as the approval of related party transactions, his level of his compensation, and oversight of our accounting function. Our director and executive officer also exercise substantial control over all matters requiring stockholder approval, including the nomination of directors and the approval of significant corporate transactions. Due to our lack of independent directors, we have not implemented various corporate governance measures, the absence of which may cause stockholders to have more limited protections against transactions implemented by our board of directors, conflicts of interest and similar matters. Stockholders should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Our Chief Executive Officer beneficially owns approximately 55% of the combined voting power of our Common Stock and Series A Convertible Preferred Stock and is able to control voting issues and actions that may not be beneficial or desired by minority shareholders.

As of December 31, 2015, Robert Carmichael, our only executive officer, beneficially owns approximately 55% of the combined voting power of the Common Stock and Series A Convertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. The Company’s management, under the supervision and with the participation of Robert Carmichael, the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2015. Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the 2013 criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The following is a list of our executive officers and directors. All directors serve one-year terms or until each of their successors are duly qualified and elected.

Name	Age	Position

Robert M. Carmichael	53	President, Chief Executive Officer, Principal Financial Officer and Director

Robert M. Carmichael. Since April 16, 2004, Mr. Carmichael has served as BWMG’s President, Chief Executive Officer, Principal Financial Officer, and Director. From March 23, 2004 through April 16, 2004, Mr. Carmichael served as the Company’s Executive Vice-President and Chief Operating Officer. Mr. Carmichael has served as president of Trebor Industries since 1986. Mr. Carmichael is the holder and co-holder of numerous patents, some of which are used by Trebor Industries and several other major companies in the diving industry.

Directors

Our Board of Directors may consist of up to five (5) seats. Pursuant to our Bylaws, a majority of directors may appoint a successor to fill any vacancy on the Board of Directors without shareholder vote.

Committees

Currently, the Company has not established any committees of the Board of Directors. Because the board of directors consists of only one member, the board has not delegated any of its functions to committees. The entire board of directors acts as our audit committee as permitted under Section 3(a)(58)(B) of the Exchange Act. We do not have any independent directors who would qualify as an audit committee financial expert as defined under item 407 of Regulation S-K. We believe that it has been, and may continue to be, impractical to recruit independent directors unless and until we are significantly larger.

Compensation of Directors

None.

Compliance with Section 16(a) Of the Securities Act Of 1934

Not applicable to our Company.

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

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the years ended December 31, 2014 and 2015 to the Company’s named executive officer. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, was paid to this executive officer during these fiscal years. Executive compensation excludes certain transactions, which are disclosed under “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Summary Compensation Table

Name and Principal Position(s)	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compen- sation	Total

Robert M. Carmichael, President, Principal	2014	$16,615	$—	$—	$—	$—	$—	$16,615
Executive Officer	2015	$—	$—	$—	$—	$—	$16,565*	$16,565

* health insurance

Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised option (#) un- exercisable	Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($) per share	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity Incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Robert M. Carmichael, Principal Executive Officer	234			$1,350	March 2, 2019

Director Compensation

None.

Employment Agreements

None.

Securities Authorized for Issuance under Equity Compensation Plans

On August 22, 2007, the Company adopted an Equity Incentive Plan (the “Plan”). Under the Plan, Stock Options may be granted to Employees, Directors, and Consultants in the form of Incentive Stock Options or Nonstatutory Stock Options. Stock Purchase Rights, time vested and/performance invested Restricted Stock, and Stock Appreciation Rights and Unrestricted Shares may also be granted under the Plan. The initial maximum number of shares that may be issued under the Plan shall be 297 shares and no more than 71 Shares of Common Stock may be granted to any one Participant with respect to Options, Stock Purchase Rights and Stock Appreciation Rights during any one calendar year period. Common Stock to be issued under the Plan may be either authorized and unissued or shares held in treasury by the Company. The term of the Plan shall be ten years. The Board of Directors may amend, alter, suspend, or terminate the Plan at any time. The table below includes information as of December 31, 2015.

Equity Compensation Plan Information as of December 31, 2015

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

Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares of common stock held by them. Robert Carmichael owns 100% of the Company’s Series A Convertible Preferred Stock, each share of which has the number of votes 250 per share. The preferred stock votes with the Company’s common stock, except as otherwise required under Florida law. Accordingly, Mr. Carmichael owns approximately 55% of the combined voting power of the Common Stock and Series A Convertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.

Applicable percentage ownership in the following table is based on 86,841,190 shares of common stock outstanding as of March 7, 2016.   Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 7, 2016, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise disclosed these persons’ address is c/o Brownie’s Marine Group, Inc., 3001 NW 25th Avenue, Suite 1, Pompano Beach, FL 33069.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Executive Officers and Directors
Common	Robert Carmichael	874,234	(1)	*
Common	All directors and executive officers as a group (1 person)	874,234	(1)	*
5% Shareholders
Common	Alexander F. Purdon	31,240,106	(2)	36%

Executive Officers and Directors
Series A Convertible Preferred Stock	Robert Carmichael	425,000		100%
Series A Convertible Preferred Stock	All directors and executive officers as a group (1 person)	425,000		100%

*	Less than 1%.
(1)	Includes the following: aggregate of 234 shares of common stock underlying currently exercisable options exercisable at $1,350 per share; 42,182 shares of common stock payable by the Company under 2012 bonus awards; and 31,481 shares issuable upon conversion of 425,000 shares of Series A Preferred Stock.
(2)	Includes 1,854 shares of common stock payable by the Company under 2012 bonus awards.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

On October 30, 2013, the Company signed a secured promissory note, with Mikkel Pitzner, a former member of the board of directors for $85,000. The proceeds were used to settle the Branch Banking and Trust (“BBT”) Judgment. Terms of the promissory note include being secured by up to $200,000 in and to all of the Company’s right, title and interest in its fixed assets, inventory, receivables, and all documents including its books, records, and files; bearing interest at 21.21% per annum, due in monthly principal and interest payments of $8,585, and matured on November 1, 2014. The note was repaid on September 29, 2015. As further inducement to make the loan, Mr. Pitzner was granted an option to purchase 1,802,565 shares of the Company’s common stock for $.01 per share. The option was exercisable immediately and continued for a period ending two years from the agreement date with an option for cashless exercise based on a formula within the agreement. The closing price per share of the Company’s stock closing on the OTC Markets on the date of the agreement was $.025 per share. This option expired without exercise.

The Company sells products to Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers with similar sales volume. Combined net revenues from these entities for year ended December 31, 2015, were $825.491. Accounts receivable from Brownie’s Southport Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2015, was $12,981, $4,678, and $15,221, respectively.

The Company sells products to Brownie’s Global Logistics, LLC. (“BGL”) and 940 Associates, Inc., entities affiliated with the Company’s Chief Executive Officer. Terms of sale are more favorable than those extended to BWMG’s regular customers, but no more favorable than those extended to Brownie’s strategic partners. Terms of sale to BGL approximate cost or include a nominal margin. These terms are consistent with those extended to Brownie’s strategic partners. Strategic partner terms on a per order basis include promotion of BWMG’s technologies and “Brownie’s” brand, offered only on product or services not offered for resale, and must provide for reciprocal terms or arrangements to BWMG on strategic partners’ product or services. BGL is fulfilling the strategic partner terms by providing exposure for BWMG’s technologies and “Brownie’s” brand in the yachting and exploration community word-wide through its operations. Combined net revenues from these entities for year ended December 31, 2014 and 2015 was $181,355 and $50,697 respectively.

The Company has Exclusive License Agreements with 940 Associates, Inc. (hereinafter referred to as “940A”), an entity owned by the Company’s Chief Executive Officer, to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. Based on this license agreement, the Company pays 940A 2.5% of gross revenues per quarter. Total royalty expense for the above agreements for the years ended December 31, 2015 and 2014, is $67,848 and $66,098, respectively. As of December 31, 2015, the Company was approximately 27 months in arrears on royalty payments due. No default notice has been received and the Company plans to make payments as able.

From 2011 through December 31, 2015, the Company agreed to pay Alexander Purdon, an employee of the Company, employment compensation in restricted shares of stock in lieu of cash. The number of shares paid was based on the weighted average price per share during the months the services were rendered. For the years ended December 31, 2015 and 2014, stock based compensation to Mr. Purdon was $54,000 and $54,000, respectively. Mr. Purdon received an aggregate of 31,238,252 shares of common stock under the agreement.

Director independence

We currently have no independent directors.

Item 14.	Principal Accounting Fees and Services.

Fees to Auditors Fiscal Year ended December 31, 2015

Audit Fees: The aggregate fees, including expenses, billed by principal accountants for professional services rendered for the audit of the Company’s consolidated financial statements during fiscal year ending December 31, 2015 and for the review of the Company’s financial information included in its quarterly reports on Form 10-Q during the fiscal year ending December 31, 2015 or services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal year ending December 31, 2015 was $37,187.

Audit Related Fees: The aggregate fees, including expenses, billed by principal accountants for assurance and related services reasonably related to the performance of the Company’s audit or review of the Company’s financial statements during the year ended December 31, 2015 were $-0-.

Tax Fees: The aggregate fees, including expenses, billed by principal accountants for tax compliance, tax advice and tax planning during year 2015 was $-0-.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by principal accountants during year 2015 was $-0-.

The Company has no audit committee. The Company's board of directors has considered whether the provisions of the services covered above under the captions is compatible with maintaining the auditor’s independence. All services were approved by the board of directors prior to the completion of the respective audit.

Fees to Auditors Fiscal Year ended December 31, 2014

Audit Fees: The aggregate fees, including expenses, billed by principal accountants for professional services rendered for the audit of the Company’s consolidated financial statements during fiscal year ending December 31, 2014 and for the review of the Company’s financial information included in its quarterly reports on Form 10-Q during the fiscal year ending December 31, 2014 or services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal year ending December 31, 2014 was $36,000.

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

PART IV

Item 15.	Exhibits, Financial Statements Schedules

Our consolidated financial statements appear beginning at F-1.

Exhibit No.	Description	Location
2.2	Merger Agreement, dated June 18, 2002 by and among United Companies Corporation, Merger Co., Inc. and Avid Sportswear & Golf Corp.	Incorporated by reference to Exhibit 2.02 Amendment No. 1 to Form S-4 filed June 24, 2002.

2.3	Articles of Merger of Avid Sportswear & Golf Corp. with and into Merger Co., Inc.	Incorporated by reference to Exhibit 2.03 Amendment No. 1 to Form S-4 filed June 24, 2002.

2.4	Plan of Conversion	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on October 28, 2015

3.1	Articles of Conversion (Nevada)	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on October 28, 2015.

3.2	Certificate of Conversion (Florida)	Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on October 28, 2015.

3.3	Articles of Incorporation (Florida)	Incorporated by reference to Exhibit 3.3 to Current Report on Form 8-K filed on October 28, 2015.

3.5	Articles of Amendment	Incorporated by reference to Exhibit 3.5 to Current Report on Form 8-K filed on December 16, 2015.

3.6	Bylaws	Incorporated by reference to Exhibit 3.4 to Current Report on Form 8-K filed on October 28, 2015.

10.1	Share Exchange Agreement, dated March 23, 2004 by and among the Company, Trebor Industries, Inc. and Robert Carmichael	Incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K filed April 9, 2004

10.2	Non-Exclusive License Agreement –BC Keel Trademark	Incorporated by reference to Exhibit 10.18 to Form 10QSB for the quarter ended December 31, 2005 filed August 15, 2005.

10.3	Exclusive License Agreement - Brownie's Third Lung, Brownie's Public Safety, Tankfill, and Related Trademarks and Copyrights	Incorporated by reference to Exhibit 10.20 to Form 10QSB for the quarter ended December 31, 2005 filed August 15, 2005.

10.4	Exclusive License Agreement – Brownie’s Third Lung and Related Trademarks and Copyright	Incorporated by reference to Exhibit 10.26 to Form 10KSB for the year ended December 31, 2006 filed April 4, 2007.

10.5	Promissory Note dated January 1, 2007 payable to Robert M. Carmichael.	Incorporated by reference to Exhibit 10.32 to Form 10KSB for the year ended year ended December 31, 2006 filed April 4, 2007.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith.

32.1	Certification Pursuant to Section 1350	Provided herewith.

32.2	Certification Pursuant to Section 1350	Provided herewith.

101	XBRL Interactive Data File *

* Attached as Exhibit 101 to this report are the following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Deficit (iv) the Consolidated Statements of Cash Flows, and (iv) related notes to these consolidated financial statements tagged as blocks of text.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2016	Brownie’s marine group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer, Chief
Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2016	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Director

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARY

TABLE OF CONTENTS FOR CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Brownie’s Marine Group, Inc.

We have audited the accompanying consolidated balance sheets of Brownie’s Marine Group, Inc., Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2015. Brownie’s Marine Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brownie’s Marine Group, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM, LLP

Henderson, Nevada

March 29, 2016

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS

Current assets
Cash	$141,822	$19,188
Accounts receivable, net of $11,000 and $47,000 allowance for doubtful accounts, respectively	59,474	41,693
Accounts receivable – related parties	41,270	71,325
Inventory	654,213	606,213
Prepaid expenses and other current assets	58,012	30,195
Other current assets – related parties	3,020	5,444
Deferred tax asset, net – current	190	233
Total current assets	958,001	774,291

Property and equipment, net	85,712	108,506

Deferred tax asset, net – non-current	2,330	2,330
Other assets	6,649	31,049

Total assets	$1,052,692	$916,176

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$349,946	$462,776
Customer deposits and unearned revenue	25,238	40,385
Royalties payable – related parties	152,546	127,661
Other liabilities	231,551	232,738
Other liabilities and accrued interest – related parties	84,500	93,521
Convertible debentures, net	371,965	376,645
Notes payable – current portion	6,099	8,749
Notes payable – related parties - current portion	11,098	14,167
Total current liabilities	1,232,943	1,356,642

Long-term liabilities
Notes payable – long-term portion	6,133	12,231

Total liabilities	1,239,076	1,368,873

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding	425	425
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; 86,825,138 and 60,471,929 shares issued and outstanding at December 31, 2015 and 2014, respectively	8,681	6,047
Common stock payable; $0.0001 par value; 195,610 and 195,610 shares, respectively	20	20
Additional paid-in capital	8,665,565	8,631,496
Accumulated deficit	(8,861,075)	(9,090,685)
Total stockholders’ deficit	(186,384)	(452,697)

Total liabilities and stockholders’ deficit	$1,052,692	$916,176

See Accompanying Notes to Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014

Net revenues
Net revenues	$1,883,455	$1,550,238
Net revenues - related parties	876,188	1,185,603
Total net revenues	2,759,643	2,735,841

Cost of net revenues
Cost of net revenues	1,764,140	1,925,528
Royalties expense - related parties	67,849	66,098
Total cost of net revenues	1,831,989	1,991,626

Gross profit	927,654	744,215

Operating expenses
Selling, general and administrative	670,982	619,174
Research and development costs	8,739	4,087
Total operating expenses	679,721	623,261

Income from operations	247,933	120,954

Other (income) expense, net
Other (income) expense, net	(19,753)	(29,709)
Interest expense	37,018	39,726
Interest expense - related parties	1,015	16,524
Total other (income) expense, net	18,280	26,541

Net income before provision for income taxes	229,653	94,413

Provision for income tax expense	43	44

Net income	$229,610	$94,369

Basic income per common share	$0.00	$0.00
Diluted income per common share	$0.00	$0.00

Basic weighted average common shares outstanding	75,892,714	27,745,173
Diluted weighted average common shares outstanding	120,730,254	73,650,957

See Accompanying Notes to Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Common Stock Payable		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2013 (restated)	425,000	$425	5,672,051	$567	195,610	$20	$8,478,092	$(9,185,054)	$(705,950)

Conversion of related party employee compensation payable to stock	—	—	10,842,129	1,084	—	—	52,916	—	54,000

Conversion of accrued interest on convertible debentures to stock	—	—	1,544,778	154	—	—	3,848	—	4,002

Conversion of convertible debentures to stock	—	—	42,427,377	4,243	—	—	98,022	—	102,265

Retirement of shares returned by non-employee Board of Director	—	—	(14,406)	(1)	—	—	(1,382)	—	(1,383)

Net Income	—	—	—	—	—	—	—	94,369	94,369

Balance, December 31, 2014	425,000	425	60,471,929	6,047	195,610	20	8,631,496	(9,090,685)	(452,697)

Conversion of related party employee compensation payable to stock	—	—	19,419,712	1,941	—	—	52,059	—	54,000

Conversion of convertible debentures to stock	—	—	2,340,000	234	—	—	4,446	—	4,680

Conversion of accrued interest on convertible debentures to stock	—	—	4,200,000	420	—	—	5,860	—	6,280

Dissolution of joint venture agreement	—	—	—	—	—	—	(24,740)	—	(24,740)

Stock receivable underlying Board of Director fees rescinded	—	—	—	—	—	—	(4,532)	—	(4,532)

Conversion of related party interest to stock	—	—	396,891	39	—	—	976	—	1,015

Cancellation of dissolved joint venture shares	—	—	(3,394)	—	—	—	—	—	—

Net Income	—	—	—	—	—	—	—	229,610	229,610

Balance, December 31, 2015	425,000	$425	86,825,138	$8,681	195,610	$20	$8,665,565	$(8,861,075)	$(186,384)

See Accompanying Notes to Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014

Cash flows provided by operating activities:
Net income	$229,610	$94,369
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	21,531	21,570
Amortization of leasehold improvements	13,468	2,599
Change in deferred tax asset, net	43	44
Accretion of convertible debenture discounts	—	3,334
Shares issued for accrued interest	6,280	—
Shares issued for accrued interest – related party	1,014	—
Share based compensation – related party	54,000	—
Forgiveness of share based compensation – related party	(4,531)	—
Dissolution of joint venture	(24,740)	—
Loss on disposal of fixed assets	—	26,041
Changes in operating assets and liabilities:
Change in accounts receivable, net	(17,781)	(11,395)
Change in accounts receivable - related parties	30,055	34,617
Change in inventory	(48,000)	22,389
Change in prepaid expenses and other current assets	(27,817)	5,945
Change in other current assets - related parties	2,424	473
Change in other assets	24,400	(3,414)
Change in accounts payable and accrued liabilities	(112,830)	(43,768)
Change in customer deposits and unearned revenue	(15,147)	(59,225)
Change in other liabilities	(382)	(858)
Change in other liabilities and accrued interest - related parties	(9,021)	74,504
Change in royalties payable - related parties	24,885	(9,468)
Net cash provided by operating activities	147,461	157,757

Cash flows from investing activities:
Purchase of fixed assets	(12,205)	(82,451)
Net cash used in investing activities	(12,205)	(82,451)

Cash flows from financing activities:
Repayment against short-term loans	(805)	(18,413)
Proceeds from notes payable	—	18,216
Principal payments on note payable	(8,749)	(12,553)
Proceeds from notes payable - related parties	27,000	—
Principal payments on note payable - related parties	(30,068)	(113,452)
Net cash (used in) provided by financing activities	(12,622)	(126,202)

Net change in cash	122,634	(50,896)

Cash, beginning of period	19,188	70,084

Cash, end of period	$141,822	$19,188

See Accompanying Notes to Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,609	$14,437

Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash investing activities and future operating activities:

Conversion of convertible debentures to stock	$—	$102,265

Conversion of accrued payroll to stock - related party	$54,000	$54,000

Conversion of accrued interest and fees on convertible debentures to stock	$6,280	$4,002

Conversion of accrued interest on note payable – related party	$1,014	$—

Retirement of shares returned by non-employee Board of Director	$—	$1,383

Dissolution of joint venture	$24,740	$—

Forgiveness of share based compensation – related party	$4,531	$—

See Accompanying Notes to Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of business and summary of significant accounting policies

Description of business –Brownie’s Marine Group, Inc., (hereinafter referred to as the “Company,” “our” or “BWMG”) designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and nitrox generation systems, and scuba and water safety products through its wholly owned subsidiary Trebor Industries, Inc. The Company sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility in Pompano Beach, Florida. The Company does business as (dba) Brownie’s Third Lung, the dba name of Trebor Industries, Inc. The Company’s common stock is quoted on the OTC Markets (Pink) under the symbol “BWMG”.

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

Going Concern –The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. Although profitable for the years ended December 31, 2015 and 2014, we have otherwise incurred losses since 2009. We have had a working capital deficit since 2009.

The Company is behind on payments due for matured convertible debentures, related parties notes payable, accrued liabilities and interest – related parties, and certain vendor payables. The Company is handling delinquencies on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about our ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. The Company has issued a number of convertible debentures as an interim measure to finance working capital needs and may continue to raise additional capital through sale of restricted common stock or other securities, and obtaining some short term loans. The Company has, in the past, paid for legal and consulting services with restricted stock to maximize working capital, and intends to continue this practice where feasible. In addition, the Company continues to explore additional cost saving measures.

If BWMG fails to raise additional funds when needed, or does not have sufficient cash flows from sales, it may be required to scale back or cease operations, liquidate assets and possibly seek bankruptcy protection. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Accounts receivable – Accounts receivable consist of amounts due from the sale of all of our products to wholesale and retail customers. The allowance for doubtful accounts are estimated based on historical customer experience and industry knowledge.

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventory – Inventory is stated at the lower of cost or fair market value. Cost is principally determined by using the average cost method that approximates the First-In, First-Out (FIFO) method of accounting for inventory. Inventory consists of raw materials as well as finished goods held for sale. The Company’s management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when indicated.

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

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which occur. Advertising and trade show expense incurred for the years ended December 31, 2015, and 2014, totaled $8,497 and $3,686, respectively.

Customer deposits and returns policy – The Company typically takes a minimum 50% deposit against custom and large tankfill systems prior to ordering and/or building the systems. The remaining balance due is payable upon delivery, shipment, or installation of the system. There is no provision for cancellation of custom orders once the deposit is accepted, nor return of the custom ordered product. Additionally, returns of all other merchandise are subject to a 15% restocking fee as stated on each sales invoice.

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

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Comprehensive income – The Company has no components of other comprehensive income. Accordingly, net income equals comprehensive income for all periods presented.

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

For the years ended December 31, 2015 and 2014, the Company compensated and/or converted all accrued payroll to stock for one related party employee totaling $54,000 and $54,000, respectively.

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

At December 31, 2015, and 2014, the carrying amount of cash, accounts receivable, accounts receivable – related parties, customer deposits and unearned revenue, royalties payable – related parties, other liabilities, other liabilities and accrued interest – related parties, notes payable, notes payable – related parties, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per common share – Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Potentially dilutive shares included in dilutive earnings per share totaled 44,837,540 and 45,905,784 at December 31, 2015 and 2014, respectively. These shares reflect shares potentially issuable under convertable note agreements during the periods and 195,610 shares payable to a related party at both December 31, 2015 and 2014, respectively.

New accounting pronouncements –

In July 2015, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory. ASU No. 2015-11 does not apply to inventory measurement using the last-in, last-out (LIFO) or retail methods. ASU No. 2015-11 applies to all other inventory measurement methods, which includes first-in, first-out (FIFO) or average cost. Previously, inventory valuation was at the lower of cost or fair market value. This ASU changes the valuation to lower of cost or net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of the business, less reasonably predictable costs of completion, disposal, and transportation. ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. ASU 2015-11 should be applied prospectively with earlier application permitted. The Company opted for early adoption of ASU 2015-11 this period with no impact to financial condition, results of operations, or cash flows. The Company updated its consolidated financial statements to reflect inventory valuation at the lower of cost or net realizable value.

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

The Company believes there was no other new accounting guidance adopted, but not yet effective that either has not already been disclosed in prior reporting periods or is relevant to the readers of our financial statements.

2.	INVENTORY

Inventory consists of the following as of:

	December 31
	2015	2014

Raw materials	$422,115	$331,879
Work in process	—	—
Finished goods	232,098	274,334
	$654,213	$606,213

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 31
	2015	2014

Prepaid inventory	$42,076	$21,508
Prepaid insurance	8,819	8,112
Prepaid other current assets	7,117	575
	$58,012	$30,195

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following as of:

	December 31,
	2015	2014

Factory and office equipment	$62,633	$62,633
Tooling	59,149	52,344
Computer equipment and software	23,932	23,932
Vehicles	44,160	44,160
Leasehold improvements	43,779	38,379
	233,653	221,448
Less: accumulated depreciation and amortization	(147,941)	(112,942)
	$85,712	$108,506

Depreciation and amortization expense totaled $21,531 and $13,468 for the year ended December 31, 2015 and $21,570 and $2,599 for the year ended December 31, 2014, respectively.

5.	OTHER ASSETS

Other assets of $6,649 at December 31, 2015, consisted of refundable deposits. Other assets of $31,049 at December 31, 2014 consisted of $24,740 investment in joint venture, and $6,309 refundable deposits. See Note 16.

6.	CUSTOMER CREDIT CONCENTRATIONS

The Company sells to three entities owned by the brother of Robert Carmichael, the Company’s Chief Executive officer, and two Company’s owned by the Chief Executive Officer as further discussed in Note 7. RELATED PARTIES TRANSACTIONS. Combined sales to these five entities for the years ended December 31, 2015 and 2014, represented 31.75% and 43.34%, respectively, of total net revenues. A single non-related party entity represented 18.7% of revenues for 2015. Sales to no other customers for the year ended December 31, 2014 represented greater than 10% of net revenues.

7.	RELATED PARTIES TRANSACTIONS

Notes payable – related parties

	December 31,
	2015	2014
Promissory note payable to Chief Executive Officer, unsecured, payable in twelve monthly principal payments of $2,250 beginning June 15, 2015, with interest at 10% per annum with payments monthly in shares of stock based on the monthly weighted average price of the stock, maturing May 15, 2016.	$11,098	$—
Promissory note payable to non-employee member of the Board of Director, secured by up to $200,000 in company assets, bearing interest at 21% with monthly principal and interest payments of $8,585, matured November 1, 2014.	—	14,167

Less amounts due within one year	11,098	14,167

Long-term portion of notes payable	$—	$—

	$11,098	$14,167

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective April 22, 2015, the Company issued Mr. Carmichael, Chief Executive Officer of the Company, an unsecured promissory note presented in the table above in consideration for a $27,000 advance. For purposes of calculating the interest due monthly on the note, the weighted average price per share during the monthly period from the historical data as quoted on www.quotemedia.com for BWMG shall be used. Interest shall be calculated as the unpaid principal balance times the daily rate for the number of the days in the period times the average weighted price per share for the monthly period. The Company borrowed and is using the proceeds for tooling and inventory of new product. For the year ended December 31, 2015, the Company converted $1,015 accrued interest on the note payable – related party to 396,891 shares of restricted stock.

On October 30, 2013, the Company signed a secured promissory note, with Mikkel Pitzner, the non-employee Board of Director (“BOD”) for $85,000. As further inducement to make the loan, Mr. Pitzner was granted an option to purchase 1,802,565 shares of the Company’s common stock for $.01 per share. The option expired October 31, 2015 without being exercised, in whole or in part. During the third quarter ended September 30, 2015, the Company paid off the remaining balance due under the note payable – related party.

Net revenues and accounts receivable – related parties – The Company sells products to Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers with similar sales volumes. Combined net revenues from these entities for years ended December 31, 2015 and 2014, totaled $825,491 and $948,090, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2015, was $12,981, $4,678, and $15,221, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2014, was $42,882, $4,128, and $8,451, respectively.

The Company sells products to Brownie’s Global Logistics, LLC. (“BGL”) and 940 Associates, Inc., fully owned by the Company’s Chief Executive Officer. Terms of sale are more favorable than those extended to BWMG’s regular customers, but no more favorable than those extended to Brownie’s strategic partners. Terms of sale to BGL approximate cost or include a nominal margin. These terms are consistent with those extended to Brownie’s strategic partners. Strategic partner terms on a per order basis include promotion of BWMG’s technologies and “Brownie’s” brand, offered only on product or services not offered for resale, and must provide for reciprocal terms or arrangements to BWMG on strategic partners’ product or services. BGL is fulfilling the strategic partner terms by providing exposure for BWMG’s technologies and “Brownie’s” brand in the yachting and exploration community word-wide through its operations. Combined net revenues from these entities for years ended December 31, 2015, and 2014, were $50,697 and $181,355, respectively. Accounts receivable from BGL at December 31, 2015, and December 31, 2014 was $6,443 and $2,107, respectively. Accounts receivable from 3D Buoy was $1,948 at December 31, 2015.

Royalties expense – related parties – The Company has Exclusive License Agreements with 940 Associates, Inc. (hereinafter referred to as “940A”), an entity owned by the Company’s Chief Executive Officer, to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. Based on this license agreement, the Company pays 940A 2.5% of gross revenues per quarter. Total royalty expense for the above agreements for the years ended December 31, 2015 and 2014, is disclosed on the face of the Company’s Consolidated Statements of Operations. As of December 31, 2015, the Company was approximately 27 months in arrears on royalty payments due. No default notice has been received and the Company plans to make payments as able.

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity based compensation to employee – During November 2013, Alexander F. Purdon, an employee of the Company, exceeded 10% ownership whereby he was reclassified to related party. The Company pays Mr. Purdon’s employment compensation in restricted shares of stock in lieu of cash. The number of shares paid is based on the weighted average price per share during the months the services were rendered. For the years ended December 31, 2015 and 2014, stock based compensation to Mr. Purdon was $54,000 and $54,000, respectively. In addition, of the $129,500 employee bonuses declared payable for 2012 year end, which is payable in stock or cash to be determined by the Board of Directors, Mr. Purdon is due $17,500. Lastly, of 61,852 total shares of common stock attributable to incentive retention bonuses declared by the Board of Directors in 2012, which vested as of May 2013, Mr. Purdon is payable 1,852 shares of stock, which were valued at $2,250. These shares are included in shares payable on the statement of stockholders’ deficit.

Patent purchase agreements – In the first quarter of 2010, the Carleigh Rae Corporation (herein referred to as “CRC”), an entity that the Company’s Chief Executive Officer has an ownership interest, transferred ownership rights to the Company of patents previously subject to Non-Exclusive License Agreements. Effective December 24, 2010, the Company finalized and executed terms of the purchase from CRC for payment of $25,500 and nominal shares of the Company’s common stock. In addition, the principals of CRC were entitled to a percentage of future sales amounting to $8,250 of products the Company was to receive in conjunction with two patent infringement lawsuits settled in the third quarter of 2010. See Other liabilities and accrued interest– related parties below for inclusion of $6,017 remaining from the original $8,250 liability due the Principals of CRC. By acquiring the IP the Company (i) has an opportunity to further develop the IP, (ii) has the ability to incorporate the IP into current and future products, and (iii) has the opportunity to license the IP to third parties. The obligation was satisfied in the fourth quarter of 2015.

Other liabilities and accrued interest– related parties

Other liabilities and accrued interest– related parties consists of the following at:

	December 31,
	2015	2014

Year-end 2012 bonus payable to Chief Executive Officer	$67,000	$67,000
Year-end 2012 bonus payable to employee	17,500	17,500
Accrued interest on note payable non-employee Director	—	3,004
Due to Principals of Carleigh Rae Corp., net	—	6,017
	$84,500	$93,521

Stock options outstanding from patent purchase – Effective March 3, 2009, the Company entered into a Patent Purchase Agreement with Robert M. Carmichael, the Chief Executive Officer of the Company. The Company purchased several patents it had previously been paying royalties on and several related unissued patents. In exchange for the Intellectual Property (“IP), the Company issued Mr. Carmichael 234 stock options at a $1,350 exercise price expiring ten years from the effective date of grant, or March 2, 2019. None of the options have been exercised to-date.

8.	ASSET PURCHASE

On February 3, 2012, the Company entered into an asset purchase agreement with Florida Dive Industries, Inc. (“Seller”). On March 5, 2012, the same parties executed an amendment to the agreement (collectively, the “FDI Agreement”). Under the terms of the Agreement, the Company acquired certain diving and related inventory, and Seller provided a three year non-compete agreement within a 10-mile wide radius. On May 31, 2013, the Company closed the dive store and vacated the premises. As of December 31, 2014, the Company had paid Seller $9,643 toward the $22,500 cash purchase price leaving a balance of $12,857 included in other liabilities at December 31, 2015 and 2014, respectively.

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $349,946 at December 31, 2015, consists of $59,916 accounts payable trade, $27,245 accrued payroll and fringe benefits, $45,000 accrued year-end bonuses, $36,520 accrued payroll taxes and withholding, and $181,266 accrued interest. Balances due certain vendors are also due in arrears to varying degrees.

Accounts payable and accrued liabilities of $462,776 at December 31, 2014, consists of $196,027 accounts payable trade, $31,669 accrued payroll and fringe benefits, $45,000 accrued year-end bonuses, $39,242 accrued payroll taxes and withholding, and $150,837 accrued interest. Accrued payroll taxes and withholding were approximately nine months in arrears at December 31, 2014. Balances due certain vendors are also due in arrears to varying degrees. The Company is handling all delinquent accounts on a case by case basis.

10.	OTHER LIABILITIES

Other liabilities of $231,551 at December 31, 2015, consists of $215,782 short-term loans, $12,857 payable for assets purchased pursuant to FDI Agreement, and $2,912 on-line training liability. Other liabilities of $232,738 at December 31, 2014, consist of $216,586 short-term loans, $12,857 payable for assets purchased pursuant to FDI Agreement and $3,295 on-line training liability.

11.	NOTES PAYABLE,

Notes payable consists of the following as of December 31, 2015:

Promissory note payable, secured by vehicle underlying loan having carrying value of $17,760 at December 31, 2014, bearing interest at 1.9% per annum, due in monthly principal and interest payments of $523, maturing on December 5, 2017.	$12,232

Less amounts due within one year	6,099

Long-term portion of notes payable	$6,133

As of December 31, 2015, principal payments on the notes payable are as follows:

2016	$6,099
2017	6,133
2018	—
2019	—
2020	—
Thereafter	—
$12,232

The unsecured note payable in the table below in the December 31, 2014, note payable balance resulted from conversion of a vendor payable dating back to February 2011. The note payable was restructured once in June 2012 to reduce the monthly payments and to extend the maturity.

Notes payable consists of the following as of December 31, 2014:

Promissory note payable, unsecured, bearing interest at 5% simple interest per annum, due in weekly principal and interest payments of $250, maturing on March 10, 2015.	$2,764

Promissory note payable, secured by vehicle underlying loan having carrying value of $17,760 at December 31, 2014, bearing interest at 1.9% per annum, due in monthly principal and interest payments of $523, maturing on December 5, 2017.	18,216
20,980

Less amounts due within one year	8,749

Long-term portion of notes payable	$12,231

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	CONVERTIBLE DEBENTURES

Convertible debentures consist of the following at December 31, 2015:

					Period	Period
		Origination	Origination	Period End	End	End	Accrued
Maturity	Interest	Principal	Discount	Principal	Discount	Balance,	Interest
Date	Rate	Balance	Balance	Balance	Balance	Net	Balance	Ref.
5/27/2011	10%	$125,000	$(53,571)	$58,750	-	$58,750	$34,709	(1)
5/5/2012	5%	300,000	(206,832)	300,000	-	300,000	140,000	(3)
8/31/2013	5%	10,000	(4,286)	10,000	-	10,000	2,183	(4)
2/10/2014	10%	5,500	-	472	-	472	216	(5)
2/10/2014	10%	39,724	-	2,743	-	2,743	4,158	(6)
				$371,965	$-	$371,965	$181,266

Convertible debentures consist of the following at December 31, 2014:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Origination Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Reg.
11/27/2010	5/27/2011	10%	$125,000	$(53,571)	$58,750	—	$58,750	$28,829	(1)
10/31/2012	8/2/2013	8%	78,500	(50,189)	4,680	—	4,680	6,280	(2)
5/3/2011	5/5/2012	5%	300,000	(206,832)	300,000	—	300,000	110,000	(3)
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	—	10,000	1,679	(4)
3/14/2012	2/10/2014	10%	5,500	—	472	—	472	167	(5)
2/10/2012	2/10/2014	10%	39,724	—	2,743	—	2,743	3,882	(6)
					$376,645	$—	$376,645	$150,837

(1)	The Company purchased in exchange for convertible debenture exclusive rights for license of certain intellectual property from an unrelated party. The parties agreed to a royalty of 2.5% of net revenues generated from the sale, sub-license or use of the technology or a reasonable negotiated rate based on similar invention. The debenture was convertible to common shares of the Company at May 27, 2011, along with accrued interest at the option of the lender. Conversion price per share is 30% discount as determined from the weighted average of the preceding 12 trading days’ closing market price. The Company valued the BCF of the convertible debenture at $53,517, its intrinsic value. The Company accreted the discount to the convertible debenture and will recognize interest expense through repayment in full or conversion. Because there was no assurance of success and the invention was still in design and pre-prototype phase, the Company recorded the initial net value of the debenture, $71,483, as research and development expense during the year ended 2010. Both parties agreed to confidentiality regarding the invention during the pre-prototype stage. In addition, the Company agreed to provide the licensor with design services, as well as assist in completing the prototype and initial production at the Company’s prevailing wholesale rate for comparable services.

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

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)	On October 31, 2012, the Company borrowed $78,500 from this lender in exchange for a convertible debenture maturing on August 2, 2013. Beginning 180 days after the date of the debenture, lender could have converted the note to common shares at a 39% discount pursuant to the same terms and conditions discussed in two paragraphs preceding this one. The Company valued the BCF of the convertible debenture at $50,189, and accordingly, discounted the $78,500 debenture by this amount. The Company is accreting the discount to the convertible debenture through its maturity and will recognize interest expense until paid in full or converted. During the year ended December 31, 2014, the lender converted $73,820 of the convertible debenture to shares of common stock. The stock was issued without restrictive legend pursuant to Rule 144, as the holder acquired convertible note issued by the Company more than six months prior to the date of conversion and did not pay any additional consideration for the shares.

(3)	On May 3, 2011, the Company borrowed $300,000 in exchange for a convertible debenture. The Debenture bears 10% interest per annum. The lender may at any time convert any portion of the debenture to common shares at a 30% discount of the “Market Price” of the stock based on the average of the previous ten (10) days weighted average closing prices on the date prior to the notice of conversion. The Company may prepay the debenture plus accrued interest at any time before maturity. In addition, as further inducement for loaning the Company the funds, the Company granted the lender 300,000 and 600,000 warrants at $337.50 and $472.50 per share, respectively. As a result, the Company allocated fair market value (“FMV”) to both the BCF and to the warrants, or $206,832, which was recorded as a discount against the debenture. The Company accreted the discount to interest expense. The Company recognized the FMV of the related warrants as $45,000 using the Black-Scholes valuation model.

(4)	The Company borrowed $10,000 in exchange for a convertible debenture. The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4) highest closing bid prices over the preceding five (5) trading days. The Company valued the BCF of the convertible debenture at $4,286, which was accreted to interest expense.

(5)	This line is comprised of the assignment of $5,500 of a previously issued convertible debenture. The notes are convertible at $0.37125 per share.

(6)	The Company entered into three new debenture agreements upon sale/assignment of the original lenders. Because the stated terms of the new debenture agreement and principal amounts were significantly different from the original debenture, including analysis of value of the beneficial conversion feature at the assignment/purchase date, the transactions are treated as extinguishment of the old debentures and recorded as new for accounting purposes.

The conversion price under the debentures is $0.37125 and the lender may convert at any time until the debenture plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender will be limited to maximum conversion of 4.99% of the outstanding Common Stock of the Company at any one time.

13.	INCOME TAXES

The components of the provision for income tax expense are as follows for the years ended:

	December 31,
	2015	2014
Current taxes
Federal	$—	$—
State	—	—
Current taxes	—	—
Change in deferred taxes	82,112	18,564
Change in valuation allowance	(82,069)	(18,520)

Provision for income tax expense	$43	$44

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2015:

Deferred tax assets:
Equity based compensation	$97,276
Allowance for doubtful accounts	9,520
Net operating loss carryforward	1,015,748
On-line training certificate reserve	818
Total deferred tax assets	1,123,362
Valuation allowance	(1,120,842)

Deferred tax assets net of valuation allowance	2,520

Less deferred tax assets – non-current, net of valuation allowance	2,330

Deferred tax assets – current, net of valuation allowance	$190

The effective tax rate used for calculation of the deferred taxes as of December 31, 2015 was 34%. The Company has established a valuation allowance against deferred tax assets of $1,120,842 or 99.8%, due to the uncertainty regarding realization, comprised primarily of a 100% reserve against the net operating carryforward, 100% reserve against the allowance for doubtful accounts, and 97% reserve against the deferred tax assets attributable to the equity based compensation.

The significant differences between the statutory tax rate and the effective tax rates for the Company for the years ended are as follows:

	December 31,
	2015	2014
Statutory tax rate	34.00%	34.00%
State tax, net of Federal benefits	3.63%	3.63%
Change in valuation allowance	(37.63)%	(37.63)%
Effective tax rate	—%	—%

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2014, Restated:

Deferred tax assets:
Equity based compensation	$97,276
Allowance for doubtful accounts	15,980
Depreciation and amortization timing differences	—
Net operating loss carryforward	1,091,064
On-line training certificate reserve	1,154
Total deferred tax assets	1,205,474
Valuation allowance	(1,202,911)

Deferred tax assets net of valuation allowance	2,563

Less deferred tax assets – non-current, net of valuation allowance	2,330

Deferred tax assets – current, net of valuation allowance	$233

The effective tax rate used for calculation of the deferred taxes as of December 31, 2014 was 34%. The Company has established a valuation allowance against deferred tax assets of $1,202,911 (Restated) or 99.8%, due to the uncertainty regarding realization, comprised primarily of a 100% reserve against the net operating carryforward, 100% reserve against the allowance for doubtful accounts, and 97% reserve against the deferred tax assets attributable to the equity based compensation.

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	AUTHORIZATION OF PREFERRED STOCK

During the second quarter of 2010, the holder of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of preferred stock. The preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company. The Company authorized the preferred stock for the purpose of added flexibility in seeking capital and potential acquisition targets. The amendment authorizing the issuance of shares of preferred stock grants the Board authority, without further action by our stockholders, to designate and issue preferred stock in one or more series and to designate certain rights, preferences and restrictions of each series, any or all of which may be greater than the rights of the common stock. As of December 31, 2015, and December 31, 2014, the 425,000 shares of preferred stock are owned by the Company’s Chief Executive Officer. The preferred shares have 250 to 1 voting rights over the common stock, and are convertible into 31,481 shares of common stock. The preferred stock votes with the Company’s common stock, except as otherwise required under Florida law. Accordingly, Mr. Carmichael will have approximately 55% of the combined voting power of the Common Stock and Series A Convertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.

15.	COMMITMENTS AND CONTINGENCIES

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

On August 14, 2014, the Company entered into a new lease commitment. Terms of the new lease include thirty-seven month term commencing on September 1, 2014; payment of $5,367 security deposit; base rent of approximately $4,000 per month over the term of the lease plus sales tax; and payment of 10.76% of annual operating expenses (i.e. common areas maintenance), which is approximately $2,000 per month subject to periodic adjustment.

Base rent expense, attributable to the Company’s headquarters facility totaled approximately $48,000 and $47,000 for the years ended December 31, 2015 and 2014, respectively.

The following is a achieved of future minimum rental payments required under our lease agreement on August 14, 2014:

Operating lease
year 1	$48,000
year 2	36,000
year 3	—
year 4	—
year 5	—
$84,000

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

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

16.	JOINT VENTURE EQUITY EXCHANGE AGREEMENT

On November 7, 2011, the Company entered into a Joint Venture Equity Exchange Agreement (“Agreement”) with Pompano Dive Center, LLC. (“PDC”). PDC owns a retail store, several dive boats, and has a classroom for training divers. Under the terms of the Agreement, the Company would provide PDC with an assortment of Brownie’s Third Lung products on consignment, and PDC will act as a training and demonstration site for Brownie’s Third Lung products. Beginning in 2012, both parties ceased operating under the consignment inventory arrangement. Inventory not sold was returned, and inventory was purchased for sale. Terms of sale to PDC are no more favorable than those granted other dealers of the Company’s products.

In December 2014, the Company received notice from Pompano Dive Center, LLC. (“PDC”) of intent to cancel the Joint Venture Equity Exchange Agreement described below effective January 1, 2015, in accordance with the terms of the agreement. After notice, BWMG awaited the return of the stock PDC held in BWMG to fulfil terms of dissolution. PDC returned the stock at the end of the second quarter of 2015 and the Company cancelled it at the beginning of third quarter of 2015. The cancellation is reflected on the face of the statement of stockholders’ equity. Market value of the 3,394 shares of stock PDC held that were returned was $0. The Company had recorded the decline in value of the stock in the second quarter of 2015 by reversing the $24,740 long term asset (purchase option) tied to the stock provided PDC discussed below, with corresponding reduction in additional paid in capital to write the asset down to fair market value.

17.	EQUITY INCENTIVE PLAN

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

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	EQUITY BASED INCENTIVE/RETENTION BONUSES

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

During the year ended December 31, 2015, the Company issued 19,419,712 common shares with a fair value of $54,000 to Alexander Fraser Purdon, a related party, as employee compensation. In addition, the Company issued 396,891 common shares representing accrued interest on notes payable to our Chief Executive Officer

19.	INTEREST EXPENSE NON-RELATED PARTIES

For the year ended December 31, 2015, non-related parties interest expense of $37,018 is comprised of $36,708 interest on convertible debentures and $310 interest on notes payable and other interest. For the year ended December 31, 2014, non-related parties interest expense of $39,726 is comprised of approximately $38,809 interest on convertible debentures and approximately $917 interest on notes payable and other interest.

20.	SUBSEQUENT EVENTS

On January 14, 2016, Mr. Robert Carmichael, Chief Executive Officer, was issued 16,052 shares of restricted common stock for $73 accrued interest on notes payable-related party.