Form 10-Q
period 2016-03-31
Brownie's Marine Group, Inc
filed 2016-05-16
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

☑         Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Yes ☐ No ☒

There were 58,617,938 shares of common stock outstanding as of May 10, 2016.

PART I

Item 1.   Financial Statements

Financial Information

BROWNIE'S MARINE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31	December 31,
	2016	2015
ASSETS

Current assets
Cash	$135,325	$141,822
Accounts receivable, net of $8,000 and $11,000 allowance for doubtful accounts, respectively	30,258	59,474
Accounts receivable - related parties	45,940	41,270
Inventory	650,724	654,213
Prepaid expenses and other current assets	58,230	58,012
Other current assets - related parties	—	3,020
Deferred tax asset, net – current	190	190
Total current assets	920,667	958,001

Property and equipment, net	76,733	85,712
Deferred tax asset, net - non-current	2,330	2,330
Other assets	6,649	6,649

Total assets	$1,006,379	$1,052,692

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$363,402	$349,946
Customer deposits and unearned revenue	18,073	25,238
Royalties payable - related parties	153,575	152,546
Other liabilities	226,146	231,551
Other liabilities and accrued interest - related parties	84,500	84,500
Convertible debentures, net	312,743	371,965
Notes payable - current portion	6,128	6,099
Notes payable - related parties - current portion	8,848	11,098
Total current liabilities	1,173,415	1,232,943

Long-term liabilities
Notes payable - long-term portion	4,590	6,133

Total liabilities	1,178,005	1,239,076

Commitments and contingencies
Stockholders' deficit
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding	425	425
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; and 86,841,190 and 86,825,138 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	8,683	8,681
Common stock payable; $0.0001 par value; 195,610 and 195,610 shares, respectively	20	20
Additional paid-in capital	8,665,636	8,665,565
Accumulated deficit	(8,846,390)	(8,861,075)
Total stockholders' deficit	(171,626)	(186,384)

Total liabilities and stockholders' deficit	$1,006,379	$1,052,692

See Accompanying Notes to Condensed Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015

Net revenues
Net revenues	$281,361	$294,065
Net revenues - related parties	110,012	170,443
Total net revenues	391,373	464,508

Cost of net revenues
Cost of net revenues	325,400	347,273
Royalties expense - related parties	9,539	11,319
Total cost of net revenues	334,939	358,592

Gross profit	56,434	105,916

Operating expenses
Selling, general and administrative	152,806	164,453
Research and development costs	1,352	7,787
Total operating expenses	154,158	172,240

Loss from operations	(97,724)	(66,324)

Other (income) expense, net
Debt settlement	(93,838)
Other (income) expense, net	(26,403)	3,984
Interest expense	7,759	9,277
Interest expense - related parties	73	—
Total other (income) expense, net	(112,409)	13,261

Net income (loss) before provision for income taxes	14,685	(79,585)

Provision for income tax expense	—	43

Net income (loss)	$14,685	$(79,628)

Basic income per common share	$—	—
Diluted income per common share	$—	—

Basic weighted average common shares outstanding	86,838,897	67,303,690
Diluted weighted average common shares outstanding	92,368,596	67,303,690

See Accompanying Notes to Condensed Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Preferred stock		Common stock		Common stock payable		Additional paid-in	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Deficit

Balance, January 1, 2016	425,000	$425	86,825,138	$8,681	195,610	$20	$8,665,565	$(8,861,075)	$(186,384)

Payment of related party interest to stock	—	—	16,052	2	—	—	71	—	73

Net Income	—	—	—	—	—	—	—	14,685	14,685

Balance, March 31, 2016	425,000	$425	86,841,190	$8,683	195,610	$20	$8,665,636	$(8,846,390)	$(171,626)

See Accompanying Notes to Condensed Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015

Cash flows provided by operating activities:
Net income (loss)	$14,685	(79,628)
Adjustments to reconcile net incomes to net income (loss) to cash provided by operating activities:
Depreciation	5,331	5,527
Amortization of leasehold improvements	3,648	3,198
Gain on cancellation of debt	(93,938)	—
Shares issued for interest expenses	73	—
Change in deferred tax asset, net	—	43
Changes in operating assets and liabilities:
Change in accounts receivable, net	29,216	30,914
Change in accounts receivable - related parties	(4,670)	29,165
Change in inventory	3,489	(52,257)
Change in prepaid expenses and other current assets	(219)	(8,529)
Change in other current assets - related parties	3,020	(2,305)
Change in other assets	—	(339)
Change in accounts payable and accrued liabilities	48,655	108,563
Change in customer deposits and unearned revenue	(7,165)	17,853
Change in other liabilities	(5,405)	(553)
Change in other liabilities and accrued interest - related parties	—	11,998
Change in royalties payable - related parties	1,029	10,060
Net cash provided by (used in) operating activities	(2,251)	73,710

Cash flows from investing activities:
Purchase of fixed assets	—	(6,805)
Net cash used in investing activities	—	(6,805)

Cash flows from financing activities:
Principal reduction on convertible debentures	(472)	—
Principal payments on notes payable	(1,524)	(4,249)
Principal payments on note payable – related parties	(2,250)	(7,084)
Net cash used in financing activities	(4,246)	(11,333)

Net change in cash	(6,497)	55,572

Cash, beginning of period	141,822	19,188

Cash, end of period	$135,325	$74,760

See Accompanying Notes to Condensed Consolidated Financial Statements

BROWNIE'S MARINE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid for interest	$242	$14,322

Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash investing activities and future operating activities:

Conversion of convertible debentures to stock	$—	$92,095

Conversion of accrued payroll to stock - related party	$—	$40,500

Conversion of accrued interest on note payable - related party to stock	$73	$—

Conversion of accrued interest and fees on convertible debentures to stock	$—	$4,002

Retirement of shares returned by non-employee Board of Director	$—	$1,383

Gain on convertible debt cancellation	$(93,938)	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of business and summary of significant accounting policies

Description of business –Brownie’s Marine Group, Inc., (hereinafter referred to as the “Company”, “we” or “BWMG”) designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and nitrox generation systems, and scuba and water safety products through its wholly owned subsidiary Trebor Industries, Inc. The Company sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility in Pompano Beach, Florida. The Company does business as (dba) Brownie’s Third Lung, the dba name of Trebor Industries, Inc. The Company’s common stock is quoted on the OTC Markets (Pink) under the symbol “BWMG”.

Basis of Presentation – The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented have been included.

The condensed consolidated financial statements as of March 31, 2016 and for the three month periods ended March 31, 2016 and 2015 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2016, and the results of operations for the three month periods ended March 31, 2016 and 2015, the statement of shareholders’ deficit for the three months ended March 31, 2016 and the statements of cash flows for the three month periods ended March 31, 2016 and 2015. The condensed consolidated results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire year. The condensed consolidated balance sheet as of December 31, 2015 has been derived from the Company’s audited financial statements for the year ended December 31, 2015. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with our audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K which was filed on March 29, 2016.

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

Reclassifications – Certain reclassifications have been made to the 2015 financial statement amounts and disclosures to conform to the 2016 financial statement presentation.

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

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about BWMG’s ability to continue as a going concern within one year from date the financial statements are issued. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. BWMG has issued a number of convertible debentures in the past as an interim measure to finance working capital needs and may continue to raise additional capital through sale of restricted common stock or other securities, and obtaining some short term loans. The Company has previously paid for some legal and consulting services with restricted stock to maximize working capital and intends to continue this practice when possible. In addition, the Company implemented some cost saving measures and will continue to explore more to reduce operating expenses.

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

Accounts receivable – Accounts receivable consist of amounts due from the sale of all of our products to wholesale and retail customers. The allowance for doubtful accounts is estimated based on historical customer experience and industry knowledge.

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

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Product development costs – Product development expenditures are charged to expenses as incurred.

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which occur. Advertising and trade show expense incurred for the three months ended March 31, 2016 and 2015, was $1,997 and $1,454, respectively.

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

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

At March 31, 2016, and December 31, 2015, the carrying amount of cash, accounts receivable, accounts receivable – related parties, customer deposits and unearned revenue, royalties payable – related parties, other liabilities, other liabilities and accrued interest – related parties, notes payable, notes payable – related parties, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

Earnings per common share – Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings per share are computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and dilutive and common stock equivalent shares, if any, outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Potentially dilutive shares included in dilutive earnings per share totaled 5,529,699 shares for the three months ended March 31, 2016. At March 31, 2015, all potentially dilutive common stock and equivalent shares were excluded in the computation of dilutive earnings per share, as the effect was anti-dilutive.

New accounting pronouncements – The Company believes there was no new accounting guidance adopted, but not yet effective that either has not already been disclosed in prior reporting periods or is relevant to the readers of BWMG’s financial statements.

2.	INVENTORY

Inventory consists of the following as of:

	March 31, 2016	December 31, 2015

Raw materials	$409,910	$422,115
Work in process	—	—
Finished goods	240,814	232,098
	$650,724	$654,213

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

	March 31, 2016	December 31, 2015

Prepaid inventory	$27,674	$42,076
Prepaid insurance	14,466	8,819
Prepaid other current assets	16,090	7,117
	$58,230	$58,012

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following as of:
	March 31, 2016	December 31, 2015

Factory and office equipment	$62,633	$62,633
Tooling	59,149	59,149
Computer equipment and software	23,932	23,932
Vehicles	44,160	44,160
Leasehold improvements	43,779	43,779
	233,653	233,653
Less: accumulated depreciation and amortization	(156,920)	(147,941)
	$76,733	$85,712

5.	OTHER ASSETS

Other assets of $6,649 at March 31, 2016 and December 31, 2015, respectively, consisted solely of refundable deposits.

6.	CUSTOMER CREDIT CONCENTRATIONS

The Company sells to three (3) entities owned by the brother of Robert Carmichael, the Company’s Chief Executive Officer, and three (3) companies owned or controlled by the Chief Executive Officer as further discussed in Note 7. RELATED PARTIES TRANSACTIONS. Combined sales to these six (6) entities for the three months ended March 31, 2016 and 2015, represented 28.11% and 36.69%, respectively, of total net revenues.

7.	RELATED PARTIES TRANSACTIONS

Notes payable – related parties

Notes payable – related parties consists of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Promissory note payable to Chief Executive Officer, unsecured, payable in twelve monthly principal payments of $2,250 beginning June 15, 2015, with interest at 10% per annum with payments monthly in shares of stock based on the monthly weighted average price of the stock, maturing May 15, 2016.	$8,848	$11,098

Less amounts due within one year	(8,848)	(11,098)

Long-term portion of notes payable	$—	—

	$8,848	$11,098

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective April 22, 2015, the Company issued Mr. Carmichael, Chief Executive Officer of the Company, an unsecured promissory note presented in the table above in consideration for a $27,000 advance. For the three months ended March 31, 2016 the Company converted $73 of accrued interest on the note payable – related party into 16,052 shares of restricted stock.

Net revenues and accounts receivable – related parties – The Company sells products to Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers with similar sales volume. Combined net revenues from these entities for three months ended March 31, 2016 and 2015, was $109,423 and $156,637, respectively. Accounts receivable from Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at March 31, 2016, was $21,496, $8,083 and $14,035 respectively. Accounts receivable from Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2015, was $12,981, $4,678, and $15,221, respectively.

The Company sells products to Brownie’s Global Logistics, LLC. (“BGL”), 3D Buoy and 940 Associates, Inc., affiliated with the Company’s Chief Executive Officer. Terms of sale are more favorable than those extended to BWMG’s regular customers, but no more favorable than those extended to Brownie’s strategic partners. Terms of sale to BGL approximate cost or include a nominal margin. These terms are consistent with those extended to Brownie’s strategic partners. Strategic partner terms on a per order basis include promotion of BWMG’s technologies and “Brownie’s” brand, offered only on product or services not offered for resale, and must provide for reciprocal terms or arrangements to BWMG on strategic partners’ product or services. BGL is fulfilling the strategic partner terms by providing exposure for BWMG’s technologies and “Brownie’s” brand in the yachting and exploration community word-wide through its operations. Combined net revenues from these entities for three months ended March 31, 2016, and 2015, were $589 and $13,806, respectively. Accounts receivable from BGL, 3D Buoy and 940 Associates at March 31, 2016 was $180, $2,146, and $0, respectively. Accounts receivable from BGL, 3D Buoy and 940 Associates at December 31, 2015 was $6,443, $1,948 and $0, respectively.

Royalties expense – related parties – The Company has an Exclusive License Agreement with 940 Associates, Inc. (hereinafter referred to as “940A”), an entity owned by the Company’s Chief Executive Officer, to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. This license agreement calls for the Company to pay 940A 2.5% of gross revenues per quarter. Total royalty expense for the above agreements for the three months ended March 31, 2016 and 2015, is disclosed on the face of the Company’s Consolidated Statements of Operations. As of March 31, 2016, the Company was approximately thirty months in arrears on royalty payments due. No default notice has been received and the Company plans to make payments as able.

Equity based compensation to employee –The Company previously paid the employment compensation of Alexander F. Purdon, a more than 10% shareholder of the Company, in restricted shares of stock in lieu of cash. This arrangement terminated December 31, 2015 and was being renegotiated as of March 31, 2016. The number of shares previously paid was based on the weighted average price per share during the months the services were rendered. For the three months ended March 31, 2016, $13,500 has been accrued in anticipation of a successful renegotiation of Mr. Purdon’s compensation agreement. For the three months ended March 31, 2015, stock based compensation to Mr. Purdon was $13,500. In addition, of the $129,500 employee bonuses declared payable for 2012 year end, which is payable in stock or cash to be determined by the Board of Directors, Mr. Purdon is due $17,500. Lastly, of 61,852 total shares of common stock attributable to incentive retention bonuses declared by the Board of Directors in 2012, which vested as of May 2013, Mr. Purdon is payable 1,852 shares of stock, which were valued at $2,250. These shares are included in shares payable on the statement of stockholders’ deficit. See Note 17. SUBSEQUENT EVENTS.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other liabilities and accrued interest– related parties

Other liabilities and accrued interest– related parties consist of the following at:

	March 31, 2016	December 31, 2015

Year-end 2012 bonus payable to Chief Executive Officer(1)	$67,000	$67,000

Year-end 2012 bonus payable to employee(1)	17,500	17,500
	$84,500	$84,500

(1)	See Note 17. SUBSEQUENT EVENTS

8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consists of the following as of:

	March 31, 2016	December 31, 2015

Accounts payable trade	$94,862	$59,916
Accrued payroll & fringe benefits	39,796	27,245
Accrued year-end bonuses	45,000	45,000
Accrued payroll taxes & withholding	30,087	36,520
Accrued interest	153,657	181,265
	$363,402	$349,946

Balances due certain vendors are in arrears to varying degrees. The Company is handling all delinquent accounts on a case-by-case basis.

9.	OTHER LIABILITIES

Other liabilities consist of the following as of:

	March 31, 2016	December 31, 2015

Short-term loans	$210,784	$215,782
Asset purchase agreement payable	12,857	12,857
On-line training liability	2,505	2,912
	$226,146	$231,551

The short-term loans are comprised of three (3) loans due on demand from unrelated parties. The loans have no other stated terms except one for $200,000 indicated it was for settlement of debenture debt. Therefore, the Company used the proceeds from that loan toward settlement of convertible debentures.

On-line training certificates are provided with all hookah units sold. The training certificates entitle the holder to an on-line interactive course at no additional charge to the holder. The number of on-line training certificates issued per unit is the same as the number of divers the unit as sold is designed to accommodate (i.e., a three diver unit configuration comes with three on-line training certificates). The certificates have eighteen-month redemption from the time customer purchases the unit before expiration. The Company owes the on-line training vendor an agreed upon negotiated rate for on-line certificates redeemed prior to expiration, and payment is due upon redemption. The Company estimates the on-line training liability based on a historical redemption rate of approximately 10%. The Company continues to monitor and maintain a reserve for certificate redemption that approximates the historical redemption rate.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	NOTES PAYABLE

Notes payable consists of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Promissory note payable, secured by vehicle underlying loan having carrying value of $13,206 and $17,760 at March 31, 2016 and December 31, 2015, respectively, bearing interest at 1.9% per annum, due in monthly principal and interest payments of $523, maturing on December 5, 2017	$10,718	$12,232

Less amounts due within one year	(6,128)	(6,099)

Long-term portion of notes payable	$4,590	$6,133

As of March 31, 2016, principal payments on the notes payable are as follows:

2016	$4,585
2017	6,133
2018	—
2019	—
2020	—
Thereafter	—

$10,718

11.	CONVERTIBLE DEBENTURES

Convertible debentures consist of the following at March 31, 2016 and December 31, 2015:

Origination Date	Maturity Date	Interest Rate	Origination Principal	Origination Discount	March 31, 2016 Debenture Balance	March 31, 2016 Accrued Interest	December 31, 2015 Debenture Balance	December 31, 2015 Accrued Interest	Ref.
11/27/2010	5/27/2011	10%	125,000	(53,571)	$—	$—	$58,750	$34,709	(1)
5/3/2011	5/5/2012	5%	300,000	(206,832)	300,000	147,500	300,000	140,000	(2)
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	2,309	10,000	2,183	(3)
2/10/2012	2/10/2014	10%	5,500	—	—	—	472	216	(4)
2/10/2012	2/10/2014	10%	39,724	—	2,743	3,848	2,743	4,158	(4)
					$312,743	$153,657	$371,965	$181,266

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

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On February 10, 2012, the holder of this debenture entered into an agreement with a third party to sell/assign the $125,000 principal balance, plus accrued interest. The purchase was to be in installments with transfer/assignment of the debenture upon payment, referred to as “Closings”. The first Closing was on or about February 15, 2012 for $7,500, with that amount assigned/transferred. The second Closing, occurred 90 days after the first closing for $11,750 paid/assigned. All subsequent Closings were to be for $11,750 and occur in 30 day increments after the second Closing. This was to continue until the full principal balance of $125,000, plus accrued interest is purchased or assigned. The holder of the convertible note has voluntarily dissolved and ceased operation. In February 2016 both parties agreed to cancel the agreement and all remaining principal and interest balances.

(2) On May 3, 2011, the Company borrowed $300,000 in exchange for a convertible debenture. The Debenture bears 10% interest per annum. The lender may at any time convert any portion of the debenture to common shares at a 30% discount of the “Market Price” of the stock based on the average of the previous ten (10) days weighted average closing prices on the date prior to the notice of conversion. The Company may prepay the debenture plus accrued interest at any time before maturity. In addition, as further inducement for loaning the Company the funds, the Company granted the lender 300,000 and 600,000 warrants at $337.50 and $472.50 per share (after restatement for 1 for -1,350- reverse stock split), respectively. As a result, the Company allocated fair market value (“FMV”) to both the BCF and to the warrants, or $206,832, which was recorded as a discount against the debenture. The Company accreted the discount to the convertible debenture through maturity and will accrue interest expense until paid in full or converted. Before discount, the Company determined the FMV of the warrants as $45,000 using the Black-Scholes valuation model.

(3) The Company borrowed $10,000 in exchange for a convertible debenture. The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4) highest closing bid prices over the preceding five (5) trading days. The Company valued the BCF of the convertible debenture at $4,286, which was accreted to interest expense.

(4) The Company entered into three new debenture agreements upon sale or assignment by the original lender. Because the stated terms of the new debenture agreement and principal amounts were significantly different from the original debenture, including analysis of the value of the beneficial conversion feature at the assignment or purchase date, the transactions are treated as extinguishment of the old debentures and recorded as new for accounting purposes.

12.	AUTHORIZATION OF PREFERRED STOCK

During the second quarter of 2010, the holder of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of preferred stock. The preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company from time to time in accordance with the provisions of Chapter 78 of the Nevada Revised Statutes. Before modification, the existing Articles of Incorporation did not authorize the issuance of shares of preferred stock. The Company authorized the preferred stock for the purpose of added flexibility in seeking capital and potential acquisition targets. The amendment authorizing the issuance of shares of preferred stock grants the Board authority, without further action by our stockholders, to designate and issue preferred stock in one or more series and to designate certain rights, preferences and restrictions of each series, any or all of which may be greater than the rights of the common stock. As of March 31, 2016, and December 31, 2015, the 425,000 shares of preferred stock are owned by the Company’s Chief Executive Officer. The preferred shares have 250 to 1 voting rights over the common stock, and are convertible into 31,481 shares of common stock. The preferred stock votes with the Company’s common stock, except as otherwise required under Florida law. Accordingly, Mr. Carmichael will have approximately 55% of the combined voting power of the Common Stock and Series A Convertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	COMMITMENTS AND CONTINGENCIES

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

Base rent expense attributable to the Company’s headquarters facility totaled approximately $12,000 and $12,000 for the three month periods ending March 31, 2016 and 2015, respectively.

Future minimum rental payments required under our operating lease agreement are as follows:

Year 1	$48,000
Year 2	24,000
Year 3	—
Year 4	—
Year 5	—
$72,000

14.	EQUITY INCENTIVE PLAN

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

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15.	EQUITY BASED INCENTIVE/RETENTION BONUSES

On November 2, 2012, the Board of Directors consented to grant equity based bonuses to certain key employees and consultants as an incentive to retain their services. Stock incentive bonuses were to vest, and be paid out on May 2, 2013, contingent upon continued employment or service. The stock bonus price per share was calculated based on last closing price as reported on per the OTCBB prior to the grant date for a total of $75,100. Shares were set aside and reserved for this transaction. As disclosed in Note 7. RELATED PARTIES TRANS-ACTIONS, $45,000 and $2,250 of the $75,100 bonuses, or 37,038 and 1,854 shares, were awarded to the Chief Executive Officer and the related party employee, respectively. The Company accrued operating expense ratably from the time of the awards through May 2, 2013, when vested. Of the 61,852 vested shares, only 5,185 have been issued to-date. The rest are included in shares payable as reflected on the Statement of Stockholders’ Deficit and the Balance Sheet.

16.	INTEREST EXPENSE NON-RELATED PARTIES AND OTHER EXPENSE (INCOME), NET

For the three months ended March 31, 2016, non-related parties interest expense of $7,759 is comprised of $7,703 interest on convertible debentures and $56 interest on notes payable and other interest. For the three months ended March 31, 2015, non-related parties interest expense of $9,277 is comprised of $9,177 interest on convertible debentures and $100 interest on notes payable and other interest.

For the three months ended March 31, 2016, $120,241 other income, net is comprised primarily of $93,838 cancelation of a convertible debenture and its interest, $14,970 royalty income, and $5,723 from the expiration of online training liability certificates, offset by $528 other expense, net of individually insignificant items. For the three months ended March 31, 2015, $3,984 other expense, net is comprised primarily of $11,379 insurance audit adjustments partially offset by $3,471 product royalty income, $1,800 sale of fixed assets and $2,124 other income, net of individually insignificant items.

BROWNIE’S MARINE GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

17. SUBSEQUENT EVENTS

Effective April 15, 2016 Trebor entered into an employment agreement with Alexander F. Purdon, a former employee of Trebor. Under the terms of the agreement Purdon agreed to provide business and sales services to the Company through August 31, 2016. Wages due to Purdon shall be payable at the sole discretion of the Company in shares of its restricted common stock. Furthermore, as additional consideration for the Company to enter into the agreement, Purdon agreed to tender 28,403,252 shares of the Company’s common stock beneficially owned by Purdon to the Company. The shares have been retired and returned to the Company’s treasury without further consideration.

Following the return of the shares to the treasury of the Company and issuance of 180,000 shares of common stock under the above agreement, the Company has 58,617,938 shares of common stock issued and outstanding.

Effective April 29, 2016, the Company canceled, terminated and rescinded an aggregate performance bonus payable of $129,500 (the “Bonus Payment”) payable to three Company employees, including Robert Carmichael and Alexander Purdon, such bonuses initially reserved by the Board of Directors pursuant to a unanimous written consent of the Board of Directors dated February 23, 2013 and to be paid at such time as it deemed appropriate by the Board of Directors. The Company determined it was no longer appropriate to pay the remaining accrued Bonus Payment which was payable at the discretion of the Board of Directors due to several factors, including but not limited to 1) the real-time tax impact to the recipients, 2) the continued inability of the Corporation to pay cash bonuses, and 3) the difficulty of a recipient realizing a cash benefit from the resale of the Shares due to the insider trading policies by which the recipient must abide and other securities matters.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introductory Statements

Information included or incorporated by reference in this filing may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

This filing contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our Company’s growth strategies, (c) our Company’s future financing plans and (d) our Company’s anticipated needs for working capital. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this prospectus generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Certain Risk Factors” and matters described in this filing generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

Overview

Brownie’s Marine Group, Inc., a Florida corporation (referred to herein as “BWMG”, “the Company”, “we” or “Brownie’s”), does business through its wholly owned subsidiary, Trebor Industries, Inc., d/b/a Brownie’s Third Lung, a Florida corporation. The Company designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and nitrox generation systems, and scuba and water safety products. BWMG sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility in Pompano Beach, Florida. The Company’s common stock is quoted on the OTC Markets (Pink) under the symbol “BWMG”. The Company’s website is www.browniesmarinegroup.com. Information contained on the website is not part of this report.

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

Results of Operations for the Three Months Ended March 31, 2016, as Compared to the Three Months Ended March 31, 2015

Net revenues. For the three months ended March 31, 2016, we had net revenues of $391,373 as compared to net revenues of $464,508 for the three months ended March 31, 2015, a decrease of $73,135 or 15.74%. Sales of hookah systems overall was essentially flat. The decrease is primarily attributable to related party tankfill sales. Sales overall to non-related parties remained consistent between the periods. Overall sales of hookah systems and related products were down approximately $3,300 for the first quarter of 2016, compared to the first quarter of 2015. Sales in tankfill systems and related products were down by approximately $70,000 for the three months ended March 31, 2016 as compared to same period in 2015. The Company attributes the decline in related parties sales to decline in demand from the predominantly retail market of the related parties during the first quarter of 2016, compared to the first quarter of 2015. The Company does not consider this decline to indicate a trend but rather an anomaly during the most recent quarter possibly due in part to weather.

Cost of net revenues. For the three months ended March 31, 2016, we had cost of net revenues of $334,939 as compared with cost of net revenues of $358,592 for the three months ended March 31, 2015, a decrease of $23,653, or 6.6%. The decrease during the first quarter ended March 31, 2016 compared to first quarter ended March 31, 2015, is primarily attributable to a decrease in material costs of approximately $21,873 due to the decrease in net revenues and a sales related reduction in royalties expense.

Gross profit. For the three months ended March 31, 2016, we had a gross profit of $56,434 as compared to gross profit of $105,916 for the three months ended March 31, 2015, a decrease of $49,482, or 46.71%. The decrease in gross profit is primarily attributable to the decline in total net revenues for the three months ended March 31, 2016, as compared to same period in 2015.

Operating expenses. For the three months ended March 31, 2016, we had operating expenses of $154,158 as compared to operating expenses of $172,240 for the three months ended March 31, 2015, a decrease of $18,082, or 10.50%. The decrease is predominantly a result of a reduction of the workforce and associated taxes, insurances and benefits between the first quarter of 2016 and the first quarter 2015.

Other (income) expense, net. For the three months ended March 31, 2016, we had other income, net of $112,409, as compared to other expense, net of $13,261 for the three months ended March 31, 2015, an increase of $125,670. This account is comprised of other (income) expense, net; and interest expense. Other (income) expense, net, is comprised of transactions that are generally of a non-recurring nature. The $125,670 overall difference between periods is primarily comprised of the $93,838 debt settlement of a convertible debenture and its associated interest in the first quarter of 2016. Other (income) expense of $26,403 was comprised of approximately $14,970 royalty payments and $13,870 insurance audit adjustment expense in the first quarter of 2015 without comparable adjustment in the first quarter of 2016. Interest expense decreased by $1,445 reflecting a decline in notes payable between the periods.

Net Income (Loss). For the three months ended March 31, 2016, we had net income of $14,685 as compared to net loss of $79,628 for the three months ended March 31, 2015, an increase in net income of $94,313, or 118%. The increase in net income is primarily attributable to the $93,838 in other income recognized in the write-off of a convertible debenture described above.

Liquidity and Capital Resources

The Company’s working capital deficit remained relatively unchanged at March 31, 2016 from December 31, 2015. As of March 31, 2016, the Company had cash and current assets (primarily consisting of inventory) of $920,667 and current liabilities of $1,173,415 or a current ratio of .78 to 1. This represents a working capital deficit of $252,748. This compares to a working capital deficit of $274,942 at December 31, 2015.

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

The Company does not expect that existing cash flow will be sufficient to fund presently anticipated operations. This raises substantial doubt as to our ability to continue as a going concern during the twelve- month period following the date of the financial statements included herein. The Company will need to raise additional funds and is currently exploring alternative sources of financing. We have issued a number of convertible debentures as an interim measure to finance our working capital needs. We have historically paid for some legal and consulting services with restricted stock to maximize working capital and intend to continue this practice in the future when possible. We have implemented some cost saving measures and will continue to explore more to reduce operating expenses.

If we fail to raise additional funds when needed, or do not have sufficient cash flows from sales, we may be required to scale back or cease operations, liquidate our assets and possibly seek bankruptcy protection. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Subsequent Events

Effective April 15, 2016 Trebor entered into an employment agreement with Alexander F. Purdon, a former employee of Trebor and affiliate of the Company. Under the terms of the agreement Purdon agreed to provide business and sales services to the Company through August 31, 2016. Wages due to Purdon shall be payable at the sole discretion of the Company in shares of its restricted common stock. Furthermore, as additional consideration for the Company to enter into the agreement, Purdon agreed to tender 28,403,252 shares of the Company’s common stock beneficially owned by Purdon to the Company. The shares have been retired and returned to the Company’s treasury without further consideration.

Following the return of the shares to the treasury the Company and issuance of 180,000 shares of common stock under the above agreement, the Company has 58,617,938 shares of common stock issued and outstanding.

Effective April 29, 2016 the Company canceled, terminated and rescinded an aggregate performance bonus payable of $129,500 (the “Bonus Payment”) payable to three Company employees, including Robert Carmichael and Alexander Purdon, such bonuses initially reserved by the Board of Directors pursuant to a unanimous written consent of the Board of Directors dated February 23, 2013 and to be paid at such time as it deemed appropriate by the Board of Directors. The Company determined it was no longer appropriate to pay the remaining accrued Bonus Payment which was payable at the discretion of the Board of Directors due to several factors, including but not limited to 1) the real-time tax impact to the recipients, 2) the continued inability of the Corporation to pay cash bonuses, and 3) the difficulty of a recipient realizing a cash benefit from the resale of the Shares due to the insider trading policies by which the recipient must abide and other securities matters.

Certain Business Risks

The Company is subject to various risks, which may materially harm its business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this report before deciding to purchase the Company’s common stock. These are not the only risks and uncertainties that the Company faces. If any of these risks or uncertainties actually occurs, the Company’s business, financial condition or operating results could be materially harmed. In that case, the trading price of the Company’s common stock could decline and you could lose all or part of your investment.

Our ability to continue as a going concern is in substantial doubt absent obtaining adequate new debt or equity financing and achieving sufficient sales levels.

Although we had net income of $14,685 and $229,610 at March 31, 2016 and December 31, 2015, respectively, we anticipate that losses may occur in the foreseeable future. Additionally, the Company has negative cash flows from operations, negative working capital, is behind on payments due for matured convertible debentures, related party notes payable, accrued liabilities and interest -related parties, and certain vendor payables. The Company is working out all matters of delinquency on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue. This raises a substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon generating working capital and obtaining adequate new debt or equity financing. Because of our continuing losses, we may not have working capital to permit us to remain in business during the twelve- month period following the date of the financial statements included herein, without improvements in our cash flow from operations or new financing. Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses.

The optional conversion features of a series of convertible debentures issued by the Company could require the Company to issue a substantial number of shares of common stock, which will cause dilution to the Company’s stockholders and a potentially negative effect on our stock price.

Since October 4, 2010 the Company has issued convertible debentures to several lenders and other third parties. At March 31, 2016, the outstanding principal balance of these debentures was $312,743 and such debentures are past due. The debentures convert under various conversion formulas, many of which may be at a significant discount to market price of our common stock. The conversion of any of the debentures will result in the issuance of a significant number of shares of our common stock, which will cause dilution to our existing shareholders. Furthermore, the conversion at a significant discount to the market price of our common stock may have a negative effect on our stock price.

Our common stock may be affected by limited trading volume and may fluctuate significantly.

Our common stock is traded on the Over-the-Counter Markets. There is a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Thinly traded common stock can be more volatile than common stock traded in an active public market. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

Our company is a voluntary filer with the Securities and Exchange Commission and in the event that we cease reporting under the Exchange Act, investors would have limited information available to them about the company.

While we are subject to Section 15(d) of the Exchange Act, we do not have a class of securities registered under Section 12(g) of the Exchange Act. To the extent that our duty to file Exchange Act reports has automatically suspended under Section 15(d) of the Exchange Act, as a voluntary filer, we may elect to cease reporting under the Exchange Act at such time, which would limit the information available to investors and shareholders about the company.

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

We require additional personnel and could fail to attract or retain key personnel

Our continued growth depends on our ability to attract and retain a Chief Financial Officer, a Chief Operations Officer, and additional skilled associates. We are currently utilizing the services of professional consultants in the absence of a Chief Financial Officer and Chief Operations Officer. The loss of the services of these consultants prior to our ability to attract and retain a Chief Financial Officer or Chief Operations Officer may have a material adverse effect upon us. Also, there can be no assurance that we will be able to retain our existing personnel or attract additional qualified associates in the future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable to Smaller Reporting Company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. The Company’s management, under the supervision and with the participation of Robert Carmichael, the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2016. Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2106, based on the criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

This report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.

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

None.

Item 1a. Risk Factors

Not Applicable to Smaller Reporting Company.

Item 2. Unregistered sales of equity securities and use of proceeds

During the period covered by this report, the Company sold securities without registration under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemption provided in Section 4(a)(2) as described below or as otherwise previously disclosed on Form 8-K. The securities issued with a legend restricting their transferability absent registration of applicable exemption.

During the three months ended March 31, 2016, $73 related party interest payable to Robert Carmichael, our Chief Executive Officer, was converted to 16,052 shares of restricted stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mining Safety Disclosures

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

* Attached as Exhibit 101 to this report are the following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Deficit (iv) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 16, 2016	Brownie’s Marine Group, Inc.

		By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer