Form 10-Q
period 2016-06-30
Brownie's Marine Group, Inc
filed 2016-08-15
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

There were 58,752,938 shares of common stock outstanding as of August 11, 2016.

PART I

Item 1. Financial Statements

Financial Information

BROWNIE'S MARINE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2016	December 31, 2015
ASSETS

Current assets
Cash	$129,068	$141,822
Accounts receivable, net of $11,000 and $11,000 allowance for doubtful accounts, respectively	9,154	59,474
Accounts receivable - related parties	87,770	41,270
Inventory	669,103	654,213
Prepaid expenses and other current assets	101,698	58,012
Other current assets - related parties	—	3,020
Deferred tax asset, net – current	190	190
Total current assets	996,983	958,001

Property and equipment, net	67,752	85,712
Deferred tax asset, net - non-current	2,330	2,330
Other assets	6,649	6,649

Total assets	$1,073,714	$1,052,692

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$333,916	$349,946
Customer deposits and unearned revenue	31,175	25,238
Royalties payable - related parties	161,154	152,546
Other liabilities	211,247	231,551
Other liabilities and accrued interest - related parties	-	84,500
Convertible debentures, net	312,743	371,965
Notes payable	5,648	6,099
Notes payable - related parties	8,848	11,098
Total current liabilities	1,064,731	1,232,943

Long-term liabilities
Notes payable - long-term portion	3,040	6,133

Total liabilities	1,067,771	1,239,076

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding	425	425
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; and 58,707,938 and 86,825,138 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	5,873	8,681
Common stock payable; $0.0001 par value; 138,941 and 195,610 shares, respectively	14	20
Additional paid-in capital	8,669,791	8,665,565
Accumulated deficit	(8,670,160)	(8,861,075)
Total stockholders' equity (deficit)	5,943	(186,384)

Total liabilities and stockholders' equity (deficit)	$1,073,714	$1,052,692

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BROWNIE'S MARINE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net revenues
Net revenues	$421,170	$467,930	$702,532	761,995
Net revenues - related parties	224,748	243,283	334,760	413,726
Total net revenues	645,918	711,213	1,037,292	1,175,721

Cost of net revenues
Cost of net revenues	436,283	458,499	761,684	805,772
Royalties expense - related parties	16,079	17,101	25,618	28,420
Total cost of net revenues	452,362	475,600	787,302	834,192

Gross profit	193,556	235,613	249,990	341,529

Operating expenses
Selling, general and administrative	160,208	167,078	313,014	331,531
Research and development costs	63	21	1,415	7,809
Total operating expenses	160,271	167,099	314,429	339,340

Income (loss) from operations	33,285	68,514	(64,439)	2,189

Other (income) expense, net
Debt settlement	(140,366)	—	(233,825)	—
Other (income) expense, net	(10,337)	(1,755)	(37,119)	2,231
Interest expense	7,758	9,254	15,517	18,532
Interest expense - related parties	—	203	73	203
Total other (income) expense, net	(142,945)	7,702	(255,354)	20,966

Net income (loss) before provision for income taxes	176,230	60,812	190,915	(18,777)

Provision for income tax expense	—	43	—	43

Net income (loss)	$176,230	60,769	190,915	(18,820)

Basic income (loss) per common share	$—	—	—	—
Diluted income (loss) per common share	$—	—	—	—

Basic weighted average common shares outstanding	62,949,592	73,202,855	74,894,245	70,276,729
Diluted weighted average common shares outstanding	68,790,924	116,874,166	80,735,576	70,276,729

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BROWNIE'S MARINE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

	Preferred stock		Common stock		Common stock payable		Additional paid-in	Accumulated	Total stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Equity(deficit)

Balance, January 1, 2016	425,000	$425	86,825,138	$8,681	195,610	$20	$8,665,565	$(8,861,075)	$(186,384)

Payment of related party interest to stock	—	—	16,052	2	—	—	71	—	73
Return of prior employee compensation	__	__	(28,403,252)	(2,840)	(56,669)	(6)	2,840	__	(6)
Conversion of employee compensation payable to stock	__	__	270,000	30	__	__	1,315	__	1,345

Net Income	—	—	—	—	—	—	—	190,915	190,915

Balance, June 30, 2016	425,000	$425	58,707,938	$5,873	138,941	$14	$8,669,791	$(8,670,160)	$5,943

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BROWNIE'S MARINE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2016	2015

Cash flows provided by operating activities:
Net income (loss)	$190,915	$(18,820)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	10,664	10,869
Amortization of leasehold improvements	7,296	6,396
Gain on cancellation of debt	(234,678)	—
Shares issued for interest expenses	73	—
Shares issued for payroll compensation	1,339	—
Change in deferred tax asset, net	—	43
Changes in operating assets and liabilities:
Change in accounts receivable, net	50,320	9,956
Change in accounts receivable - related parties	(46,500)	7,274
Change in inventory	(14,890)	(7,287)
Change in prepaid expenses and other current assets	(43,687)	(115,694)
Change in other current assets - related parties	3,020	(2,132)
Change in other assets	—	(339)
Change in accounts payable and accrued liabilities	75,408	98,108
Change in customer deposits and unearned revenue	5,937	(21,827)
Change in other liabilities	(20,304)	(562)
Change in other liabilities and accrued interest - related parties	—	25,701
Change in royalties payable - related parties	8,608	27,118
Net cash (used in) provided by operating activities	(6,479)	18,804

Cash flows from investing activities:
Purchase of fixed assets	—	(6,805)
Net cash used in investing activities	—	(6,805)

Cash flows from financing activities:
Principal reduction on convertible debentures	(472)	—
Principal payments on notes payable	(3,553)	(6,547)
Proceeds from notes payable – related parties	—	27,000
Principal payments on note payable – related parties	(2,250)	(9,485)
Net cash (used in) provided by financing activities	(6,275)	10,968

Net change in cash	(12,754)	22,967

Cash, beginning of period	141,822	19,188

Cash, end of period	$129,068	$42,155

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BROWNIE'S MARINE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid for interest	$416	$77

Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash investing activities and future operating activities:

Conversion of convertible debentures to stock	$—	$4,680

Conversion of accrued payroll to stock - related party	$—	$27,000

Conversion of accrued payroll to stock	$1,345	$—

Conversion of accrued interest on note payable - related party to stock	$73	$203

Conversion of accrued interest and fees on convertible debentures to stock	$—	$6,280

Dissolution of joint venture	$—	$24,740

Devaluation of related party stock receivable	$—	$4,537

Gain on debt cancellation	$234,678	$—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BROWNIE’S MARINE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The condensed consolidated financial statements as of June 30, 2016 and for the three and six month periods ended June 30, 2016 and 2015 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2016, and the results of operations for the three and six month periods ended June 30, 2016 and 2015, the statement of stockholders’ equity for the six months ended June 30, 2016 and the statements of cash flows for the six month periods ended June 30, 2016 and 2015. The condensed consolidated results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the entire year. The condensed consolidated balance sheet as of December 31, 2015 has been derived from the Company’s audited financial statements for the year ended December 31, 2015. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with our audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K which was filed on March 29, 2016.

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

Reclassifications – Certain reclassifications may have been made to the 2015 financial statement amounts and disclosures to conform to the 2016 financial statement presentation.

Going Concern –The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. Although profitable for the years ended December 31, 2015 and 2014, we have otherwise incurred losses since 2009. We have predominantly had a working capital deficit since 2009.

The Company is behind on payments due for matured convertible debentures, related parties notes payable, accrued liabilities and interest – related parties, and certain vendor payables. The Company is handling delinquencies on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue.

BROWNIE’S MARINE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Property and, Equipment and Leasehold Improvements– Property and, Equipment and Leasehold Improvements are stated at cost less accumulated depreciation and/or amortization. Depreciation and amortization is provided principally on the straight-line method over the estimated useful lives of the assets or the lease, which are primarily 3 to 5 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

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

BROWNIE’S MARINE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Product development costs – Product development expenditures are charged to expenses as incurred.

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which occur. Advertising and trade show expense incurred for the three months ended June 30, 2016 and 2015, was $1,240 and $600 respectively. Advertising and trade show expense incurred for the six months ended June 30, 2016 and 2015, was $3,237 and $2,319, respectively.

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

BROWNIE’S MARINE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

At June 30, 2016, and December 31, 2015, the carrying amount of cash, accounts receivable, accounts receivable – related parties, customer deposits and unearned revenue, royalties payable – related parties, other liabilities, other liabilities and accrued interest – related parties, notes payable, notes payable – related parties, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

Earnings per common share – Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings per share are computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and dilutive and common stock equivalent shares, if any, outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Potentially dilutive shares included in dilutive earnings per share totaled 5,841,332 shares for the three months and six months ended June 30, 2016. Potentially dilutive shares included in dilutive earnings per share totaled 43,671,311 shares for the three months ended June 30, 2015. At June 30, 2015, all potentially dilutive common stock and equivalent shares were excluded in the computation of dilutive earnings per share, as the effect was anti-dilutive.

New accounting pronouncements – The Company believes there was no new accounting guidance adopted, but not yet effective that either has not already been disclosed in prior reporting periods or is relevant to the readers of BWMG’s financial statements.

2.	INVENTORY

Inventory consists of the following as of:

	June 30, 2016	December 31, 2015

Raw materials	$416,372	$422,115
Work in process	—	—
Finished goods	252,731	232,098
	$669,103	$654,213

BROWNIE’S MARINE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

	June 30, 2016	December 31, 2015

Prepaid inventory	$16,779	$42,076
Prepaid insurance	10,097	8,819
Prepaid fixed assets	8,775	—
Prepaid legal	60,000	—
Prepaid other	6,047	7,117
	$101,698	$58,012

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following as of:
	June 30, 2016	December 31, 2015

Factory and office equipment	$62,633	$62,633
Tooling	59,149	59,149
Computer equipment and software	23,932	23,932
Vehicles	44,160	44,160
Leasehold improvements	43,779	43,779
	233,653	233,653
Less: accumulated depreciation and amortization	(165,901)	(147,941)
	$67,752	$85,712

Depreciation expense totaled $5,332 and $10,664 for the three and six month periods ending June 30, 2016 and $5,342 and $10,869 for the three and six month periods ending June 30, 2015, respectively.

5.	OTHER ASSETS

Other assets of $6,649 at June 30, 2016 and December 31, 2015, respectively, consisted solely of refundable deposits.

6.	CUSTOMER CREDIT CONCENTRATIONS

The Company sells to three (3) entities owned by the brother of Robert Carmichael, the Company’s Chief Executive Officer, and three (3) companies owned or controlled by the Chief Executive Officer as further discussed in Note 7. RELATED PARTIES TRANSACTIONS. Combined sales to these six (6) entities for the three months ended June 30, 2016 and 2015, represented 34.80% and 34.21% respectively, of total net revenues. Combined sales to these six (6) entities for the six months ended June 30, 2016 and 2015, represented 32.27% and 35.19% respectively, of total net revenues.

7.	RELATED PARTIES TRANSACTIONS

Notes payable – related parties

Notes payable – related parties consists of the following at June 30, 2016 and December 31, 2015:

BROWNIE’S MARINE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2016	December 31, 2015
Promissory note payable to Chief Executive Officer, unsecured, payable in twelve monthly principal payments of $2,250 beginning June 15, 2015, with interest at 10% per annum with payments monthly in shares of stock based on the monthly weighted average price of the stock, maturing May 15, 2016.	$8,848	$11,098

Less amounts due within one year	(8,848)	(11,098)

Long-term portion of notes payable – related parties	$—	$—

Current portion of notes payable – related parties	$8,848	$11,098

Effective April 22, 2015, the Company issued Mr. Carmichael, Chief Executive Officer of the Company, an unsecured promissory note presented in the table above in consideration for a $27,000 advance. For the three months ended June 30, 2016 the Company converted no shares of accrued interest on the note payable. For the six months ended June 30, 2016 the Company converted $73 of accrued interest on the note payable – related party into 16,052 shares of restricted stock.

Net revenues and accounts receivable – related parties – The Company sells products to Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers with similar sales volume. Combined net revenues from these entities for three months ended June 30, 2016 and 2015, was $222,816 and $214,701, respectively. Combined net revenues from these entities for six months ended June 30, 2016 and 2015, was $332,239 and $371,338 respectively. Accounts receivable from these three entities at June 30, 2016, was $83,178. Accounts receivable from the three entities at December 31, 2015, was $32,880.

The Company sells products to Brownie’s Global Logistics, LLC. (“BGL”), 3D Buoy and 940 Associates, Inc., affiliated with the Company’s Chief Executive Officer. Terms of sale are more favorable than those extended to BWMG’s regular customers, but no more favorable than those extended to Brownie’s strategic partners. Terms of sale to BGL approximate cost or include a nominal margin. These terms are consistent with those extended to Brownie’s strategic partners. Strategic partner terms on a per order basis include promotion of BWMG’s technologies and “Brownie’s” brand, offered only on product or services not offered for resale, and must provide for reciprocal terms or arrangements to BWMG on strategic partners’ product or services. BGL is fulfilling the strategic partner terms by providing exposure for BWMG’s technologies and “Brownie’s” brand in the yachting and exploration community world-wide through its operations. Combined net revenues from these entities for three months ended June 30, 2016, and 2015, were $1,931 and $28,582, respectively. Combined net revenues from these entities for six months ended June 30, 2016, and 2015, were $2,521 and $42,388 respectively. Accounts receivable from these three entities at June 30, 2016 was $4,593. Accounts receivable from these three entities at December 31, 2015 was $8,391.

Royalties expense – related parties – The Company has an Exclusive License Agreement with 940 Associates, Inc. (hereinafter referred to as “940A”), an entity owned by the Company’s Chief Executive Officer, to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. This license agreement calls for the Company to pay 940A 2.5% of gross revenues per quarter. Total royalty expense for the above agreements for the three months and six months ended June 30, 2016 and 2015, is disclosed on the face of the Company’s Condensed Consolidated Statements of Operations. As of June 30, 2016, the Company was approximately thirty-three months in arrears on royalty payments due. No default notice has been received and the Company plans to make payments as able.

BROWNIE’S MARINE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Equity based compensation to employee –The Company has an employment compensation agreement with Alexander F. Purdon to pay his salary in restricted shares of the Company’s common stock in lieu of cash. This arrangement went into effect in April of 2016 and was retroactive to January 1, 2016. The number of shares paid is valued at $.10 per share. For the six months ended June 30, 2016, stock based compensation to Mr. Purdon was $1,345.

Other liabilities and accrued interest– related parties

Other liabilities and accrued interest– related parties consist of the following at:

	June 30, 2016	December 31, 2015

Year-end 2012 bonus payable to Chief Executive Officer	$—	$67,000

Year-end 2012 bonus payable to employee	—	17,500
	$—	$84,500

On April 29, 2016 the Board of Directors determined that is was not in the best interest of either the Company or the recipients to pay bonuses based on the current and foreseeable share price and cancelled the bonuses payable. The results of this action are included in a reduction of shares payable as reflected on the Statement of Stockholders’ Deficit and the Balance Sheet.

8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consists of the following as of:

	June 30, 2016	December 31, 2015

Accounts payable trade	$125,429	$59,916
Accrued payroll & fringe benefits	27,525	27,245
Accrued year-end bonuses	—	45,000
Accrued payroll taxes & withholding	19,610	36,520
Accrued interest	161,352	181,265
	$333,916	$349,946

Balances due certain vendors are in arrears to varying degrees. The Company is handling all delinquent accounts on a case-by-case basis.

9.	OTHER LIABILITIES

Other liabilities consist of the following as of:

	June 30, 2016	December 31, 2015

Short-term loans	$195,782	$215,782
Asset purchase agreement payable	12,857	12,857
On-line training liability	2,608	2,912
	$211,247	$231,551

BROWNIE’S MARINE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

10.	NOTES PAYABLE

Notes payable consists of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Promissory note payable, secured by vehicle underlying loan having carrying value of $8,688 and $12,232 at June 30, 2016 and December 31, 2015, respectively, bearing interest at 1.9% per annum, due in monthly principal and interest payments of $523, maturing on December 5, 2017	$8,688	$12,232

Less amounts due within one year	(5,648)	(6,099)

Long-term portion of notes payable	$3,040	$6,133

As of June 30, 2016, principal payments on the notes payable are as follows:

2016	$2,555
2017	6,133
2018	—
2019	—
2020	—
Thereafter	—

$8,688

11.	CONVERTIBLE DEBENTURES

Convertible debentures consist of the following at June 30, 2016 and December 31, 2015:

Origination Date	Maturity Date	Interest Rate	Origination Principal	Origination Discount	June 30, 2016 Debenture Balance	June 30, 2016 Accrued Interest	December 31, 2015 Debenture Balance	December 31, 2015 Accrued Interest	Ref.
11/27/2010	5/27/2011	10%	125,000	(53,517)	$—	$—	$58,750	$34,709	(1)
5/3/2011	5/5/2012	10%	300,000	(206,832)	300,000	155,000	300,000	140,000	(2)
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	2,435	10,000	2,183	(3)
2/10/2012	2/10/2014	10%	5,500	—	—	—	472	216	(4)
2/10/2012	2/10/2014	10%	39,724	—	2,743	3,917	2,743	4,157	(4)
					$312,743	$161,352	$371,965	$181,265

BROWNIE’S MARINE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

BROWNIE’S MARINE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	AUTHORIZATION OF PREFERRED STOCK

During the second quarter of 2010, the holder of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of preferred stock. The preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company from time to time in accordance with the provisions of the Florida Business Corporation Act. Before modification, the existing Articles of Incorporation did not authorize the issuance of shares of preferred stock. The Company authorized the preferred stock for the purpose of added flexibility in seeking capital and potential acquisition targets. The amendment authorizing the issuance of shares of preferred stock grants the Board authority, without further action by our stockholders, to designate and issue preferred stock in one or more series and to designate certain rights, preferences and restrictions of each series, any or all of which may be greater than the rights of the common stock. As of June 30, 2016, and December 31, 2015, the 425,000 shares of preferred stock are owned by the Company’s Chief Executive Officer. The preferred shares have 250 to 1 voting rights over the common stock, and are convertible into 31,481 shares of common stock. The preferred stock votes with the Company’s common stock, except as otherwise required under Florida law. Accordingly, Mr. Carmichael will have approximately 55% of the combined voting power of the Common Stock and Series A Convertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.

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

As previously disclosed, we are co-defendants under an action filed by an individual in June 2013 in the Circuit Court of Broward County claiming personal injury resulting from use of a Brownie’s Third Lung. Plaintiff has claimed damages in excess of $1,000,000. The insurance carrier’s legal counsel indicates unfavorable outcome is possible, but not probable. We believe such claim is without merit and intend to continue to aggressively defend such action. In addition, as previously disclosed, we are also co-defendant under an action filed March 2015, in the Circuit Court of Broward County claiming personal injury resulting from the use of a Brownie’s Third Lung product. This claim falls outside the Company’s period of insurance coverage. As a result of a miscommunication with legal counsel a default has been entered against the Company in this action for failing to file a timely response. The Company has obtained different legal representation in this matter and is now attempting to have the default set aside. The Company still believes the claim to be a Workers Compensation claim relating exclusively against another defendant and without merit, and plans to aggressively defend this action.

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

Base rent expense attributable to the Company’s headquarters facility totaled approximately $12,000 and $12,000 for the three-month periods ending June 30, 2016 and 2015 and $24,000 and $24,000 for the six-month periods ending June 30, 2016 and 2015, respectively.

Future minimum rental payments required under our operating lease agreement are as follows:

Year 1	$30,000
Year 2	24,000
Year 3	—
Year 4	—
Year 5	—
$54,000

BROWNIE’S MARINE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	EQUITY INCENTIVE PLAN

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

On November 2, 2012, the Board of Directors consented to grant equity based bonuses to certain key employees and consultants as an incentive to retain their services. Stock incentive bonuses were to vest, and be paid out on May 2, 2013, contingent upon continued employment or service. The stock bonus price per share was calculated based on last closing price as reported on per the OTCBB prior to the grant date for a total of $75,100. Shares were set aside and reserved for this transaction. The Company accrued operating expense ratably from the time of the awards through May 2, 2013, when vested. Of the 61,852 vested shares, only 5,185 have been issued to-date. On April 29, 2016 the Board of Directors determined that is was not in the best interest of either the Company or the recipients to pay bonuses based on the current and foreseeable share price and cancelled the bonuses payable. The results of this action are included in a reduction of shares payable as reflected on the statement of stockholders’ deficit and the balance sheet.

16.	INTEREST EXPENSE NON-RELATED PARTIES AND OTHER EXPENSE (INCOME), NET

For the three months ended June 30, 2016, non-related parties interest expense of $7,758 is comprised of $7,695 interest on convertible debentures and $63 interest on notes payable and other interest. For the three months ended June 30, 2015, non-related parties interest expense of $9,254 is comprised of $9,177 interest on convertible debentures and $77 interest on notes payable and other interest.

For the six months ended June 30, 2016, non-related parties interest expense of $15,517 is comprised of $15,398 interest on convertible debentures and $119 interest on notes payable and other interest. For the six months ended June 30, 2015, non-related parties interest expense of $18,532 is comprised of $18,354 interest on convertible debentures and $178 interest on notes payable and other interest.

For the three months ended June 30, 2016, $142,945 other income, net is comprised primarily of $140,366 cancelation of an employee bonus payable, $2,009 insurance premium refund, $5,609 from the expiration of online training liability certificates, $2,632 other expense, net of individually insignificant items, and $1,755 other expense.

For the six months ended June 30, 2016, $255,354 other income, net is comprised primarily of $93,459 cancelation of a convertible debenture and its interest, $140,366 cancelation of an employee bonus payable, together totaling $233,825, $14,970 royalty income, $11,331 from the expiration of online training liability certificates, $2,009 insurance premium refund and $8,674 other expense, net of individually insignificant items, $11,137 insurance audit adjustments partially offset by $3,471 product royalty income, $1,800 sale of fixed assets and $3,635 other income, net of individually insignificant items.

17.	SUBSEQUENT EVENT

In July 2016, the Company issued 45,000 shares of restricted common stock  to Mr. Purdon, an employee of the company, as compensation for the month of July 2016.

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

Results of Operations for the Three Months Ended June 30, 2016, as Compared to the Three Months Ended June 30, 2015

Net revenues. For the three months ended June 30, 2016, we had net revenues of $645,918 as compared to net revenues of $711,213 for the three months ended June 30, 2015, a decrease of $65,295 or 9%. The decrease is primarily attributable to a small decline in both low pressure and high pressure sales most notably from related parties. Overall sales of hookah systems and related products were down approximately $21,350 for the second quarter of 2016, compared to the second quarter of 2015. Sales in tankfill systems and related products were down by approximately $43,945 for the three months ended June 30, 2016 as compared to same period in 2015. The Company attributes the decline in related parties sales to decline in demand from the predominantly retail market of the related parties during the second quarter of 2016, compared to the second quarter of 2015. The Company has noted that this decline has continued from the first quarter of 2016 but believes sales may be recovered in the primary low pressure selling season which is in the yet-to-be realized third quarter.

Cost of net revenues. For the three months ended June 30, 2016, we had cost of net revenues of $452,362 as compared with cost of net revenues of $475,600 for the three months ended June 30, 2015, a decrease of $23,238 or 5%. The decrease during the second quarter ended June 30, 2016 compared to second quarter ended June 30, 2015, is primarily attributable to a decrease in material costs of approximately $22,216 resulting from the decrease in net revenues with a related reduction in royalties expense.

Gross profit. For the three months ended June 30, 2016, we had a gross profit of $193,556 as compared to gross profit of $235,613 for the three months ended June 30, 2015, a decrease of $42,057 or 18%. The decrease in gross profit is primarily attributable to the decline in total net revenues for the three months ended June 30, 2016, as compared to same period in 2015.

Operating expenses. For the three months ended June 30, 2016, we had operating expenses of $160,271 as compared to operating expenses of $167,099 for the three months ended June 30, 2015, a decrease of $6,828 or 4%. The decrease is predominantly a result of a reduction of the workforce and associated taxes, insurances and benefits between the second quarter of 2016 and the second quarter 2015.

Other (income) expense, net. For the three months ended June 30, 2016, we had other income, net of $142,945, as compared to other expense, net of $7,702 for the three months ended June 30, 2015, an increase of $150,647. This account is comprised of other (income) expense, net; and interest expense. Other (income) expense, net, is comprised of transactions that are generally of a non-recurring nature. The $150,647 overall difference between periods is primarily comprised of the $140,366 cancelation of incentive bonuses payable in the second quarter of 2016. Other income of $10,377 in the second quarter of 2015 was comprised of no individually significant items. Interest expense decreased by $1,699 reflecting a decline in notes payable between the periods.

Net Income (Loss). For the three months ended June 30, 2016, we had net income of $176,230 as compared to net income of $60,769 for the three months ended June 30, 2015, an increase in net income of $115,461 or 190%. The increase in net income is primarily attributable to the $140,366 in other income recognized in the cancelation of the incentive bonuses payable.

Results of Operations for the Six Months Ended June 30, 2016, as Compared to the Six Months Ended June 30, 2015

Net revenues. For the six months ended June 30, 2016, we had net revenues of $1,037,292 as compared to net revenues of $1,175,721 for the six months ended June 30, 2015, a decrease of $138,429 or 12%. Sales of hookah systems overall was essentially flat. The decrease is primarily attributable to tankfill sales. Overall sales of hookah systems and related products were down approximately $23,879 for the first two quarters of 2016, compared to the first two quarters of 2015. Sales in tankfill systems and related products were down by approximately $114,550 for the six months ended June 30, 2016 as compared to same period in 2015. The Company attributes the decline in sales to decline in demand from the predominantly retail market of the related parties during the first two quarters of 2016, compared to the first two quarters of 2015.

Cost of net revenues. For the six months ended June 30, 2016, we had cost of net revenues of $787,302, as compared with cost of net revenues of $834,192 for the six months ended June 30, 2015, a decrease of $46,890, or 6%. The decrease during the first two quarters ended June 30, 2016 compared to first two quarters ended June 30, 2015, is primarily attributable to a decrease in material costs of approximately $44,088 due to the decrease in net revenues and a sales related reduction in royalties expense.

Gross profit. For the six months ended June 30, 2016, we had a gross profit of $249,990 as compared to gross profit of $341,529 for the six months ended June 30, 2015, a decrease of $91,539, or 27%. The decrease in gross profit is primarily attributable to the decline in total net revenues for the six months ended June 30, 2016, as compared to same period in 2015.

Operating expenses. For the six months ended June 30, 2016, we had operating expenses of $314,429 as compared to operating expenses of $339,340 for the six months ended June 30, 2015, a decrease of $24,911, or 7%. The decrease is predominantly a result of a reduction of the workforce and associated taxes, insurances and benefits between the first two quarters of 2016 and the first two quarters of 2015.

Other (income) expense, net. For the six months ended June 30, 2016, we had other income, net of $255,354, as compared to other expense, net of $20,966 for the six months ended June 30, 2015, an increase of $276,320. This account is comprised of other (income) expense, net; and interest expense. Other (income) expense, net, is comprised of transactions that are generally of a non-recurring nature. The $276,320 overall difference between periods is primarily comprised of the $93,459 debt settlement of a convertible debenture and its associated interest and the $140,366 from the cancelation of incentive bonuses payable in the second quarter of 2016. Other (income) expense of $20,966 for the second quarter 2015, was comprised of no individually significant items. Interest expense decreased by $3,145 reflecting a decline in notes payable between the periods.

Net Income (Loss). For the six months ended June 30, 2016, we had net income of $190,915 as compared to net loss of $18,820 for the six months ended June 30, 2015, an increase in net income of $209,735. The increase in net income is primarily attributable to the $93,459 in other income recognized in the write-off of a convertible debenture and $140,366 cancelation of incentive bonuses as described above.

Liquidity and Capital Resources

Changes in the Company’s working capital deficit at June 30, 2016 from December 31, 2015 are predominately due to the cancelation of debt from convertible debentures and incentive retention bonuses. As of June 30, 2016, the Company had cash and current assets (primarily consisting of inventory) of $996,983 and current liabilities of $1,064,731 or a current ratio of .94 to 1. This represents a working capital deficit of $67,748. This compares to a working capital deficit of $274,942 at December 31, 2015.

The condensed consolidated financial statements included herein have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. Although we had net income for the years ended December 31, 2014 and 2015 and for the three and six-month periods ending June 30, 2016, we have otherwise incurred annual losses since 2009, and expect we may have more in future periods. We have had a working capital deficit since 2009.

The Company is behind on payments due for matured convertible debentures; related party notes payable; accrued liabilities and interest – related parties; and certain vendor payables. The Company is handling delinquencies on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue.

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

If we fail to raise additional funds when needed, or do not have sufficient cash flows from sales, we may be required to scale back or cease operations, liquidate our assets and possibly seek bankruptcy protection. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Although we had net income of $190,915 (inclusive of $233,825 in non-recurring other income) and $229,610 for the six months ended June 30, 2016 and year ended December 31, 2015, respectively, we anticipate that losses may occur in the foreseeable future. Additionally, the Company has negative cash flows from operations, negative working capital, is behind on payments due for matured convertible debentures, related party notes payable, accrued liabilities and interest –related parties, and certain vendor payables. The Company is working out all matters of delinquency on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue. This raises a substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon generating working capital and obtaining adequate new debt or equity financing. Because of our continuing operational losses, we may not have working capital to permit us to remain in business during the twelve- month period following the date of the financial statements included herein, without improvements in our cash flow from operations or new financing. Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses.

The optional conversion features of a series of convertible debentures issued by the Company could require the Company to issue a substantial number of shares of common stock, which will cause dilution to the Company’s stockholders and a potentially negative effect on our stock price.

Since October 4, 2010 the Company has issued convertible debentures to several lenders and other third parties. At June 30, 2016, the outstanding principal balance of these debentures was $312,743. The debentures convert under various conversion formulas, many of which may be at a significant discount to market price of our common stock. The conversion of any of the debentures will result in the issuance of a significant number of shares of our common stock, which will cause dilution to our existing shareholders. Furthermore, the conversion at a significant discount to the market price of our common stock may have a negative effect on our stock price.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable to Smaller Reporting Company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. The Company’s management, under the supervision and with the participation of Robert Carmichael, the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2016. Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of June 30, 2016, based on the criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

This report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.

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

See Note 13 - Commitments and Contingencies to the financial statements included in this report for a discussion of outstanding litigation proceedings.

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

During the period covered by this report, $73 related party interest payable to Robert Carmichael, our Chief Executive Officer, was converted to 16,052 shares of restricted stock.

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

* Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Deficit (iv) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2016	Brownie’s Marine Group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer

