Form 10-Q
period 2016-09-30
Brownie's Marine Group, Inc
filed 2016-11-14
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

There were 58,906,212 shares of common stock outstanding as of November 9, 2016.

PART I

Item 1. Financial Statements

Financial Information

BROWNIE’S MARINE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2016	December 31, 2015
ASSETS

Current assets
Cash	$304,612	$141,822
Accounts receivable, net of $16,000 and $11,000 allowance for doubtful accounts, respectively	9,969	59,474
Accounts receivable - related parties	55,272	41,270
Inventory	612,220	654,213
Prepaid expenses and other current assets	97,171	58,012
Other current assets - related parties	—	3,020
Deferred tax asset, net – current	—	190
Total current assets	1,079,244	958,001

Property, equipment, and leasehold improvements, net	66,142	85,712
Deferred tax asset, net - non-current	2,520	2,330
Other assets	6,649	6,649

Total assets	$1,154,555	$1,052,692

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$270,204	$349,946
Customer deposits and unearned revenue	27,917	25,238
Royalties payable - related parties	152,868	152,546
Other liabilities	209,421	231,551
Other liabilities and accrued interest - related parties	—	84,500
Convertible debentures, net	312,743	371,965
Notes payable	5,675	6,099
Notes payable - related parties	—	11,098
Total current liabilities	978,828	1,232,943

Long-term liabilities
Notes payable - long-term portion	1,482	6,133

Total liabilities	980,310	1,239,076

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding	425	425
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; and 58,906,212 and 86,825,138 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	5,890	8,681
Common stock payable; $0.0001 par value; 138,941 and 195,610 shares, respectively	14	20
Additional paid-in capital	8,704,928	8,665,565
Accumulated deficit	(8,537,012)	(8,861,075)
Total stockholders’ equity (deficit)	174,245	(186,384)

Total liabilities and stockholders’ equity (deficit)	$1,154,555	$1,052,692

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BROWNIE’S MARINE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Net revenues
Net revenues	$597,882	$823,868	$1,300,414	$1,585,863
Net revenues - related parties	240,102	282,047	574,862	695,773
Total net revenues	837,984	1,105,915	1,875,276	2,281,636

Cost of net revenues
Cost of net revenues	517,123	632,896	1,278,806	1,438,669
Royalties expense - related parties	20,714	27,718	46,332	56,138
Total cost of net revenues	537,837	660,614	1,325,138	1,494,807

Gross profit	300,147	445,301	550,138	786,829

Operating expenses
Selling, general and administrative	161,929	193,608	474,944	531,982
Research and development costs	10	931	1,425	1,897
Total operating expenses	161,939	194,539	476,369	533,879

Income from operations	138,208	250,762	73,769	252,950

Other (income) expense, net
Debt settlement		—	(233,825)	—
Other (income) expense, net	(3,173)	(6,494)	(40,292)	(4,264)
Interest expense	7,734	9,269	23,251	27,800
Interest expense - related parties	499	489	572	693
Total other (income) expense, net	5,060	3,264	(250,294)	24,229

Net income before provision for income taxes	133,148	247,498	324,063	228,721

Provision for income tax expense	—	—	—	43

Net income	$133,148	$247,498	$324,063	$228,678

Basic income per common share	$0.00	$0.00	$0.00	$0.00
Diluted income per common share	$0.00	$0.00	$0.00	$0.00

Basic weighted average common shares outstanding	58,773,434	78,368,659	69,481,418	73,003,680
Diluted weighted average common shares outstanding	63,618,438	127,334,088	74,326,422	120,329,067

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BROWNIE’S MARINE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Preferred stock		Common stock		Common stock payable		Additional paid-in	Accumulated	Total stockholders Equity’
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	(deficit)

Balance, January 1, 2016	425,000	$425	86,825,138	$8,681	195,610	$20	$8,665,565	$(8,861,075)	$(186,384)

Payment of related party interest to stock	—	—	124,326	13	—	—	559	—	572
Return of prior employee compensation	__	__	(28,403,252)	(2,840)	(56,669)	(6)	2,840	—	(6)
Conversion of employee compensation payable to stock	__	__	360,000	36	—	—	35,964	—	36,000

Net Income	—	—	—	—	—	—	—	324,063	324,063

Balance, September 30, 2016	425,000	$425	58,906,212	$5,890	138,941	$14	$8,704,928	$(8,537,012)	$174,245

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BROWNIE’S MARINE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2016	2015

Cash flows provided by operating activities:
Net income	$324,063	$228,678
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	16,212	16,200
Amortization of leasehold improvements	10,945	9,819
Gain on cancellation of debt	(233,825)	—
Shares issued for interest expenses	572	—
Shares issued for payroll compensation	36,000	—
Change in deferred tax asset, net	—	43
Changes in operating assets and liabilities:
Change in accounts receivable, net	49,506	(72,855)
Change in accounts receivable - related parties	(14,002)	19,824
Change in inventory	41,993	7,288
Change in prepaid expenses and other current assets	(40,014)	(75,125)
Change in other current assets - related parties	3,020	(2,109)
Change in other assets	—	(339)
Change in accounts payable and accrued liabilities	11,693	(55,016)
Change in customer deposits and unearned revenue	2,679	5,443
Change in other liabilities	(22,135)	(956)
Change in other liabilities and accrued interest - related parties	—	38,188
Change in royalties payable - related parties	323	27,175
Net cash provided by operating activities	187,030	146,258

Cash flows from investing activities:
Purchase of fixed assets	(7,586)	(12,205)
Net cash used in investing activities	(7,586)	(12,205)

Cash flows from financing activities:
Principal reduction on convertible debentures	(472)	—
Principal payments on loan payable	(5,084)	(805)
Principal payments on notes payable	—	(7,744)
Proceeds from notes payable – related parties	—	27,000
Principal payments on note payable – related parties	(11,098)	(23,319)
Net cash (used in) provided by financing activities	(16,654)	(4,868)

Net change in cash	162,790	129,185

Cash, beginning of period	141,822	19,188

Cash, end of period	$304,612	$148,373

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BROWNIE’S MARINE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid for interest	$954	$3,020

Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash investing activities and future operating activities:

Conversion of convertible debentures to stock	$—	$4,680

Conversion of accrued payroll to stock - related party	$—	$40,500

Conversion of accrued payroll to stock	$36,000	$—

Conversion of accrued interest on note payable - related party to stock	$572	$692

Conversion of accrued interest and fees on convertible debentures to stock	$—	$6,280

Gain on debt cancellation	$234,678	$—

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

The condensed consolidated financial statements as of September 30, 2016 and for the three and nine month periods ended September 30, 2016 and 2015 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2016, and the results of operations for the three and nine month periods ended September 30, 2016 and 2015, the statement of stockholders’ equity for the nine months ended September 30, 2016 and the statements of cash flows for the nine month periods ended September 30, 2016 and 2015. The condensed consolidated results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire year. The condensed consolidated balance sheet as of December 31, 2015 has been derived from the Company’s audited financial statements for the year ended December 31, 2015. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with our audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K which was filed on March 29, 2016.

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

Going Concern – The accompanying condensed unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. Although profitable for the years ended December 31, 2015 and 2014, we have frequently incurred losses since 2009.

The Company is behind on payments due for matured convertible debentures, related parties notes payable, accrued liabilities and interest – related parties, and certain vendor payables. The Company is handling delinquencies on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about BWMG’s ability to continue as a going concern within one year from date the financial statements are issued. Therefore, the Company may need to raise additional funds and is currently exploring alternative sources of financing. BWMG has issued a number of convertible debentures in the past as an interim measure to finance working capital needs and may continue to raise additional capital through sale of restricted common stock or other securities, and obtaining some short term loans. The Company has previously paid for some legal and consulting services with restricted stock to maximize working capital and intends to continue this practice when possible. In addition, the Company implemented some cost saving measures and will continue to explore more to reduce operating expenses.

BROWNIE’S MARINE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Property and, Equipment and Leasehold Improvements – Property and, Equipment and Leasehold Improvements are stated at cost less accumulated depreciation and/or amortization. Depreciation and amortization is provided principally on the straight-line method over the estimated useful lives of the assets or the lease, which are primarily 3 to 5 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

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

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which occur. Advertising and trade show expense incurred for the three months ended September 30, 2016 and 2015, was $313 and $138 respectively. Advertising and trade show expense incurred for the nine months ended September 30, 2016 and 2015, was $3,550 and $2,842, respectively.

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

BROWNIE’S MARINE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

BROWNIE’S MARINE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

At September 30, 2016, and December 31, 2015, the carrying amount of cash, accounts receivable, accounts receivable – related parties, customer deposits and unearned revenue, royalties payable – related parties, other liabilities, other liabilities and accrued interest – related parties, notes payable, notes payable – related parties, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

Earnings per common share – Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings per share are computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and dilutive and common stock equivalent shares, if any, outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Potentially dilutive shares included in dilutive earnings per share totaled 4,845,004 shares for the three months and nine months ended September 30, 2016. Potentially dilutive shares included in dilutive earnings per share totaled 48,965,429 shares and 47,325,387 shares for the three months and nine months ended September 30, 2015, respectively.

New accounting pronouncements – The Company believes there was no new accounting guidance adopted, but not yet effective that either has not already been disclosed in prior reporting periods or is relevant to the readers of BWMG’s financial statements.

2.	INVENTORY

Inventory consists of the following as of:

	September 30, 2016	December 31, 2015

Raw materials	$383,152	$422,115
Work in process	—	—
Finished goods	229,068	232,098
	$612,220	$654,213

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

	September 30, 2016	December 31, 2015

Prepaid inventory	$37,939	$42,076
Prepaid insurance	9,442	8,819
Prepaid fixed assets	8,600	—
Prepaid legal	35,000	—
Prepaid other	6,190	7,117
	$97,171	$58,012

BROWNIE’S MARINE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following as of:

	September 30, 2016	December 31, 2015

Factory and office equipment	$62,633	$62,633
Tooling	59,149	59,149
Computer equipment and software	31,519	23,932
Vehicles	44,160	44,160
Leasehold improvements	43,779	43,779
	241,240	233,653
Less: accumulated depreciation and amortization	(175,098)	(147,941)
	$66,142	$85,712

Depreciation and amortization expense totaled $9,197 and $27,157 for the three and nine month periods ending September 30, 2016 and $8,754 and $26,019 for the three and nine month periods ending September 30, 2015, respectively.

5.	OTHER ASSETS

Other assets of $6,649 at September 30, 2016 and December 31, 2015, respectively, consisted solely of refundable deposits.

6.	CUSTOMER CREDIT CONCENTRATIONS

The Company sells to three (3) entities owned by the brother of Robert Carmichael, the Company’s Chief Executive Officer, and three (3) companies owned or controlled by the Chief Executive Officer as further discussed in Note 7. RELATED PARTIES TRANSACTIONS. Combined sales to these six (6) entities for the three months ended September 30, 2016 and 2015, represented 28.64% and 25.50% respectively, of total net revenues. Combined sales to these six (6) entities for the nine months ended September 30, 2016 and 2015, represented 30.65% and 30.49% respectively, of total net revenues.

7.	RELATED PARTIES TRANSACTIONS

Notes payable – related parties

Notes payable – related parties consists of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Promissory note payable to Chief Executive Officer, unsecured, payable in twelve monthly principal payments of $2,250 beginning September 15, 2015, with interest at 10% per annum with payments monthly in shares of stock based on the monthly weighted average price of the stock, maturing May 15, 2016.	$—	$11,098

Less amounts due within one year	—	(11,098)

Long-term portion of notes payable – related parties	$—	$—

Current portion of notes payable – related parties	$—	$11,098

BROWNIE’S MARINE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Effective April 22, 2015, the Company issued Mr. Carmichael, Chief Executive Officer of the Company, an unsecured promissory note in consideration for a $27,000 advance. For the three months ended September 30, 2016 the Company converted 108,274 shares of accrued interest on the note payable. For the nine months ended September 30, 2016 the Company converted $572 of accrued interest on the note payable – related party into 124,326 shares of restricted stock.

Net revenues and accounts receivable – related parties – The Company sells products to Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers with similar sales volume. Combined net revenues from these entities for three months ended September 30, 2016 and 2015, was $234,367 and $280,786, respectively. Combined net revenues from these entities for nine months ended September 30, 2016 and 2015, was $566,607 and $652,124 respectively. Accounts receivable from these three entities at September 30, 2016, was $53,126 Accounts receivable from the three entities at December 31, 2015, was $32,880.

The Company sells products to Brownie’s Global Logistics, LLC. (“BGL”), 3D Buoy and 940 Associates, Inc., affiliated with the Company’s Chief Executive Officer. Terms of sale are more favorable than those extended to BWMG’s regular customers, but no more favorable than those extended to Brownie’s strategic partners. Terms of sale to BGL approximate cost or include a nominal margin. These terms are consistent with those extended to Brownie’s strategic partners. Strategic partner terms on a per order basis include promotion of BWMG’s technologies and “Brownie’s” brand, offered only on product or services not offered for resale, and must provide for reciprocal terms or arrangements to BWMG on strategic partners’ product or services. BGL is fulfilling the strategic partner terms by providing exposure for BWMG’s technologies and “Brownie’s” brand in the yachting and exploration community world-wide through its operations. Combined net revenues from these entities for three months ended September 30, 2016, and 2015, were $5,647 and $1,261, respectively. Combined net revenues from these entities for nine months ended September 30, 2016, and 2015, were $8,255 and $43,649 respectively. Accounts receivable from these three entities at September 30, 2016 was $2,146 Accounts receivable from these three entities at December 31, 2015 was $8,391.

Royalties expense – related parties – The Company has an Exclusive License Agreement with 940 Associates, Inc. (hereinafter referred to as “940A”), an entity owned by the Company’s Chief Executive Officer, to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. This license agreement calls for the Company to pay 940A 2.5% of gross revenues per quarter. Total royalty expense for the above agreements for the three months and nine months ended September 30, 2016 and 2015, is disclosed on the face of the Company’s Condensed Consolidated Statements of Operations. As of September 30, 2016, the Company was approximately 30 months in arrears on royalty payments due. No default notice has been received and the Company plans to make payments as able.

Equity based compensation to employee –The Company had an employment compensation agreement with Alexander F. Purdon to pay his salary in restricted shares of the Company’s common stock in lieu of cash. This arrangement went into effect in April of 2016, was retroactive to January 1, 2016, and terminated August 31, 2016. For the nine months ended September 30, 2016, stock based compensation to Mr. Purdon was $36,000.

Other liabilities and accrued interest– related parties

Other liabilities and accrued interest– related parties consist of the following at:

	September 30, 2016	December 31, 2015

Year-end 2012 bonus payable to Chief Executive Officer	$—	$67,000

Year-end 2012 bonus payable to employee	—	17,500
	$—	$84,500

On April 29, 2016 the Board of Directors determined that is was not in the best interest of either the Company or the recipients to pay bonuses based on the current and foreseeable share price and cancelled the bonuses payable. The results of this action are included in a reduction of shares payable as reflected on the Statement of Stockholders’ Deficit and the Balance Sheet.

BROWNIE’S MARINE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consists of the following as of:

	September 30, 2016	December 31, 2015

Accounts payable trade	$53,972	$59,916
Accrued payroll & fringe benefits	28,918	27,245
Accrued year-end bonuses	—	45,000
Accrued payroll taxes & withholding	18,267	36,520
Accrued interest	169,047	181,265
	$270,204	$349,946

Balances due certain vendors are in arrears to varying degrees. The Company is handling all delinquent accounts on a case-by-case basis.

9.	OTHER LIABILITIES

Other liabilities consist of the following as of:

	September 30, 2016	December 31, 2015

Short-term loans	$190,787	$215,782
Asset purchase agreement payable	12,857	12,857
On-line training liability	5,777	2,912
	$209,421	$231,551

The short-term loans are comprised of two (2) loans due on demand from unrelated parties. The loans have no other stated terms except one for $200,000 indicated it was for settlement of debenture debt. Therefore, the Company used the proceeds from that loan toward settlement of convertible debentures.

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

10.	NOTES PAYABLE

Notes payable consists of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Promissory note payable, secured by vehicle underlying loan having carrying value of $11,385 and $14,117 at September 30, 2016 and December 31, 2015, respectively, bearing interest at 1.9% per annum, due in monthly principal and interest payments of $523, maturing on December 5, 2017	$7,157	$12,232

Less amounts due within one year	(5,675)	(6,099)

Long-term portion of notes payable	$1,482	$6,133

BROWNIE’S MARINE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2016, principal payments on the notes payable are as follows:

2016	$1,025
2017	6,132
2018	—
2019	—
2020	—
Thereafter	—

$7,157

11.	CONVERTIBLE DEBENTURES

Convertible debentures consist of the following at September 30, 2016 and December 31, 2015:

Origination Date	Maturity Date	Interest Rate	Origination Principal	Origination Discount	September 30, 2016 Debenture Balance	September 30, 2016 Accrued Interest	December 31, 2015 Debenture Balance	December 31, 2015 Accrued Interest	Ref.
11/27/2010	5/27/2011	10%	125,000	(53,517)	$—	$—	$58,750	$34,709	(1)
5/3/2011	5/5/2012	10%	300,000	(206,832)	300,000	162,500	300,000	140,000	(2)
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	2,561	10,000	2,183	(3)
2/10/2012	2/10/2014	10%	5,500	—	—	—	472	216	(4)
2/10/2012	2/10/2014	10%	39,724	—	2,743	3,986	2,743	4,157	(4)
					$312,743	$169,047	$371,965	$181,265

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

BROWNIE’S MARINE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During the second quarter of 2010, the holder of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of preferred stock. The preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company from time to time in accordance with the provisions of the Florida Business Corporation Act. Before modification, the existing Articles of Incorporation did not authorize the issuance of shares of preferred stock. The Company authorized the preferred stock for the purpose of added flexibility in seeking capital and potential acquisition targets. The amendment authorizing the issuance of shares of preferred stock grants the Board authority, without further action by our stockholders, to designate and issue preferred stock in one or more series and to designate certain rights, preferences and restrictions of each series, any or all of which may be greater than the rights of the common stock. As of September 30, 2016, and December 31, 2015, the 425,000 shares of preferred stock are owned by the Company’s Chief Executive Officer. The preferred shares have 250 to 1 voting rights over the common stock, and are convertible into 31,481 shares of common stock. The preferred stock votes with the Company’s common stock, except as otherwise required under Florida law. Accordingly, Mr. Carmichael will have approximately 55% of the combined voting power of the Common Stock and Series A Convertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.

13.	COMMITMENTS AND CONTINGENCIES

From time to time the Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business, including matters relating to product liability claims. Such product liability claims sometimes involving wrongful death or injury have historically been covered by product liability insurance, which provided coverage for each claim up to $1,000,000. During the third quarter of 2014, the Company did not renew its product liability insurance since the renewal policy amount was cost prohibitive. The Company is currently seeking a new insurance carrier or alternative means to satisfy this potential liability exposure, as well as to fulfil the sales terms of some of our customers, which require the insurance coverage. The Company was a co-defendant under an action filed by an individual in June 2013 in the Circuit Court of Broward County claiming personal injury resulting from use of a Brownie’s Third Lung. Plaintiff claimed damages in excess of $1,000,000. This matter was settled during the three months ended September 30, 2016 by the Company’s insurance carrier.

As previously disclosed, we are co-defendants under an action filed March 2015, in the Circuit Court of Broward County claiming personal injury resulting from the use of a Brownie’s Third Lung product. This claim falls outside the Company’s period of insurance coverage. As a result of a miscommunication with legal counsel a default has been entered against the Company in this action for failing to file a timely response. The Company has obtained different legal representation in this matter and is now attempting to have the default set aside. The Company still believes the claim to be a Workers Compensation claim relating exclusively against another defendant and without merit, and plans to aggressively defend this action. See “Foot Note 17. Subsequent Events.”

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

BROWNIE’S MARINE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Base rent expense attributable to the Company’s headquarters facility totaled approximately $12,000 and $12,000 for the three-month periods ending September 30, 2016 and 2015 and $36,000 and $36,000 for the nine-month periods ending September 30, 2016 and 2015, respectively.

Future minimum rental payments required under our operating lease agreement are as follows:

Year 1	$48,000
Year 2	—
Year 3	—
Year 4	—
Year 5	—
$48,000

14.	EQUITY INCENTIVE PLAN

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

For the three months ended September 30, 2016, non-related parties interest expense of $7,734 is comprised of $7.695 interest on convertible debentures and $39 interest on notes payable and other interest. For the three months ended September 30, 2015, non-related parties interest expense of $9,269 is comprised of $9,177 interest on convertible debentures and $77 interest on notes payable and other interest.

For the nine months ended September 30, 2016, non-related parties interest expense of $23,251 is comprised of $23,093 interest on convertible debentures and $158 interest on notes payable and other interest. For the nine months ended September 30, 2015, non-related parties interest expense of $27,800 is comprised of $27,531 interest on convertible debentures and $269 interest on notes payable and other interest.

For the three months ended September 30, 2016, $3,173 other income, net is comprised primarily of $2,273 from the expiration of online training liability certificates and no other individually significant items. For the three months ended September 30, 2015, $6,494 other income, net is comprised of $7,200 legal settlement receivable and no other individually significant items.

For the nine months ended September 30, 2016, $233,825 was recognized in debt settlement and was comprised primarily of $93,459 cancelation of a convertible debenture and its interest, $140,366 cancelation of an employee bonus payable, other income of $40,292 consisted primarily of $14,970 royalty income, $13,605 from the expiration of online training liability certificates, $2,009 insurance premium refund, $6,617 reconciliation adjustments and no other individually significant items. For the nine months ended September 30, 2015, $4,264 other income, net is comprised primarily of $7,200 legal settlement, $3,471 royalty income on licensed patents, $1,800 sales of fixed assets, $2,930 other income, net of individually insignificant items and is partially offset by $11,137 insurance expense audit adjustments.

17.	SUBSEQUENT EVENTS

As discussed under Footnote 13 “Commitments and Contingencies”, we are co-defendants under an action filed March 2015, in the Circuit Court of Broward County claiming personal injury resulting from the use of a Brownie’s Third Lung product. As a result of a miscommunication with legal counsel a default has been entered against the Company in this action for failing to file a timely response. The Company has obtained different legal representation in this matter and attempted to have the default set aside. On November 2, 2016, the court granted plaintiff’s motion for sanctions against our company for frivolous litigation relating to our attempt to have the matter dismissed and granted the plaintiff’s motion to strike our motion for summary judgment due to our initial default. The Company still believes the claim to be a Workers Compensation claim relating exclusively against another defendant and without merit, and plans to aggressively defend this action.

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

Results of Operations for the Three Months Ended September 30, 2016, as Compared to the Three Months Ended September 30, 2015

Net revenues. For the three months ended September 30, 2016, we had net revenues of $837,984 as compared to net revenues of $1,105,915 for the three months ended September 30, 2015, a decrease of $267,931 or 24% The decrease is primarily attributable to a decline in high pressure sales. Overall sales of hookah systems and related products were up approximately $21,000 for the third quarter of 2016, compared to the third quarter of 2015. Sales in tankfill systems and related products were down by approximately $298,000 for the three months ended September 30, 2016 as compared to same period in 2015. The decline in tankfill sales is primarily attributable to a single large tankfill sale in 2015 not repeated in 2016.

Cost of net revenues. For the three months ended September 30, 2016, we had cost of net revenues of $537,837 as compared with cost of net revenues of $660,614 for the three months ended September 30, 2015, a decrease of $122,777 or 19%. The decrease during the third quarter ended September 30, 2016 compared to third quarter ended September 30, 2015, is primarily attributable to a decrease in net revenues as discussed above coupled with the decrease in royalties expense.

Gross profit. For the three months ended September 30, 2016, we had a gross profit of $300,147 as compared to gross profit of $445,301 for the three months ended September 30, 2015, a decrease of $145,154 or 33%. The decrease in gross profit is primarily attributable to the decline in total net revenues for the three months ended September 30, 2016, as compared to same period in 2015.

Operating expenses. For the three months ended September 30, 2016, we had operating expenses of $161,929 as compared to operating expenses of $194,539 for the three months ended September 30, 2015, a decrease of $32,600 or 17%. The decrease is predominantly a result of a reduction of the workforce and associated taxes, insurances and benefits between the third quarter of 2016 and the third quarter 2015.

Other (income) expense, net. For the three months ended September 30, 2016, we had other expense, net of $5,060 as compared to other expense, net of $3,264 for the three months ended September 30, 2015, an increase of $1,796. This account is comprised of other (income) expense, net; and interest expense. Other (income) expense, net, is comprised of transactions that are generally of a non-recurring nature. The $1,796 overall difference between periods is primarily comprised of no individually significant items in the third quarter of 2016. Other income of $3,264 in the third quarter of 2015 was comprised of no individually significant items. Interest expense decreased by $1,535 reflecting a decline in notes payable between the periods.

Net Income. For the three months ended September 30, 2016, we had net income of $133,148 as compared to net income of $247,498 for the three months ended September 30, 2015, a decrease in net income of $114,350 or 46%. The decrease in net income is primarily attributable to the decrease in net revenues as discussed above.

Results of Operations for the Nine months ended September 30, 2016, as Compared to the Nine months ended September 30, 2015

Net revenues. For the nine months ended September 30, 2016, we had net revenues of $1,875,276 as compared to net revenues of $2,281,636 for the nine months ended September 30, 2015, a decrease of $406,360 or 18%. While sales of hookah systems were relatively flat for the period, the decrease is primarily attributable to a single large tankfill sale in 2015. There was no similar tankfill transaction in 2016. Overall sales of hookah systems and related products were up approximately $8,700 for the first three quarters of 2016, compared to the first three quarters of 2015. Sales in tankfill systems and related products were down by approximately $403,000 for the nine months ended September 30, 2016 as compared to same period in 2015 primarily due to a single large tankfill sale in 2015 not repeated in 2016.

Cost of net revenues. For the nine months ended September 30, 2016, we had cost of net revenues of $1,325,138 as compared with cost of net revenues of $1,494,807 for the nine months ended September 30, 2015, a decrease of $169,669 or 11%. The decrease during the first three quarters ended September 30, 2016 compared to first three quarters ended September 30, 2015, is primarily attributable to a decrease in material costs of approximately $159,863 due to the decrease in net revenues and a sales related reduction in royalty expense.

Gross profit. For the nine months ended September 30, 2016, we had a gross profit of $550,138 as compared to gross profit of $786,829 for the nine months ended September 30, 2015, a decrease of $236,691 or 30%. The decrease in gross profit is primarily attributable to the decline in total net revenues for the nine months ended September 30, 2016, as compared to same period in 2015.

Operating expenses. For the nine months ended September 30, 2016, we had operating expenses of $476,369 as compared to operating expenses of $533,879 for the nine months ended September 30, 2015, a decrease of $57,510 or 11%. The decrease is predominantly a result of a reduction of the workforce and associated taxes, insurances and benefits between the first three quarters of 2016 and the first three quarters of 2015.

Other (income) expense, net. For the nine months ended September 30, 2016, we had other income, net of $250,294 as compared to other expense, net of $24,229 for the nine months ended September 30, 2015, an increase of $274,523. This account is comprised of other (income) expense, net; and interest expense. Other (income) expense, net, is comprised of transactions that are generally of a non-recurring nature. The $274,523 overall difference between periods is primarily comprised of the $93,459 debt settlement of a convertible debenture and its associated interest and the $140,366 from the cancelation of incentive bonuses payable in the second quarter of 2016. Other (income) expense of $24,229 for the nine months ended September 30, 2015, was comprised of no individually significant items. Interest expense decreased by $4,670 reflecting a decline in notes payable between the periods.

Net Income. For the nine months ended September 30, 2016, we had net income of $324,063 as compared to net income of $228,678 for the nine months ended September 30, 2015, an increase in net income of $95,385. The increase in net income is primarily attributable to the $93,459 in other income recognized in the write-off of a convertible debenture and $140,366 cancelation of incentive bonuses as described above.

Liquidity and Capital Resources

Changes in the Company’s working capital at September 30, 2016 from December 31, 2015 are predominately due to the cancelation of debt from convertible debentures and incentive retention bonuses. As of September 30, 2016, the Company had cash and current assets (primarily consisting of inventory) of $1,079,244 and current liabilities of $978,828 or a current ratio of 1.1 to 1. This represents a working capital surplus of $100,416. This compares to a working capital deficit of $274,942 at December 31, 2015.

The condensed unaudited consolidated financial statements included herein have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. Although we had net income for the years ended December 31, 2014 and 2015 and for the three and nine-month periods ending September 30, 2016, we have otherwise incurred annual losses since 2009, and expect we may have more losses in future periods.

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

Although we had net income of $324,063 (inclusive of $250,294 in non-recurring other income) and $229,610 for the nine months ended September 30, 2016 and year ended December 31, 2015, respectively, we anticipate that losses may occur in the foreseeable future. Additionally, the Company has negative cash flows from operations, is behind on payments due for matured convertible debentures, related party notes payable, accrued liabilities and interest –related parties, and certain vendor payables. The Company is working out all matters of delinquency on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue. This raises a substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon generating working capital and obtaining adequate new debt or equity financing. Because of our historical operational losses, we may not have working capital to permit us to remain in business during the twelve- month period following the date of the financial statements included herein, without improvements in our cash flow from operations or new financing. Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses.

The optional conversion features of a series of convertible debentures issued by the Company could require the Company to issue a substantial number of shares of common stock, which will cause dilution to the Company’s stockholders and a potentially negative effect on our stock price.

Since October 4, 2010 the Company has issued convertible debentures to several lenders and other third parties. At September 30, 2016, the outstanding principal balance of these debentures was $312,743. The debentures convert under various conversion formulas, many of which may be at a significant discount to market price of our common stock. The conversion of any of the debentures will result in the issuance of a significant number of shares of our common stock, which will cause dilution to our existing shareholders. Furthermore, the conversion at a significant discount to the market price of our common stock may have a negative effect on our stock price.

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

The manufacture and distribution of recreational diving equipment could result in product liability claims and we currently lack product liability insurance

We, like any other retailer, distributor and manufacturer of products that are designed for recreational sporting purposes, face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. Such claims may include, among other things, that our products are designed and/or manufactured improperly or fail to include adequate instructions as to proper use and/or side effects, if any. We do not anticipate obtaining contractual indemnification from parties-supplying raw materials, manufacturing our products or marketing our products. In any event, any such indemnification if obtained will be limited by our terms and, as a practical matter, to the credit worthiness of the indemnifying party. We currently do not have any product liability insurance. In the event that we do not have adequate insurance or contractual indemnification, product liabilities relating to defective products could have a material adverse effect on our operations and financial conditions, which could force us to curtail or cease our business operations. As previously disclosed, we are co-defendants under an action filed March 2015, in the Circuit Court of Broward County claiming personal injury resulting from the use of a Brownie’s Third Lung product. This claim falls outside the Company’s period of insurance coverage.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable to Smaller Reporting Company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. The Company’s management, under the supervision and with the participation of Robert Carmichael, the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2016. Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of September 30, 2016, based on the criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

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

As disclosed under Note 13, we are co-defendants under an action filed March 2015, in the Circuit Court of Broward County claiming personal injury resulting from the use of a Brownie’s Third Lung product. As a result of a miscommunication with legal counsel a default has been entered against the Company in this action for failing to file a timely response. We have attempted to have the default set aside. On November 2, 2016, the court granted plaintiff’s motion for sanctions against our company for frivolous litigation relating to our attempt to have the matter dismissed and granted the plaintiff’s motion to strike our motion for summary judgment due to our initial default. The Company still believes the claim to be a Workers Compensation claim relating exclusively against another defendant and without merit, and plans to aggressively defend this action.

Item 1a. Risk Factors

Not Applicable to Smaller Reporting Company.

Item 2. Unregistered sales of equity securities and use of proceeds

During the period covered by this report, the Company sold securities without registration under the Securities Act of 1933 (the “Securities Act”) in reliance upon the exemption provided in Section 3(a)(9) or Section 4(a)(2) as described below or as otherwise previously disclosed on Form 8-K. The securities issued with a legend restricting their transferability absent registration of applicable exemption.

During the period covered by this report, $572 related party interest payable to Robert Carmichael, our Chief Executive Officer, was converted to 124,326 shares of restricted stock.

Effective April 15, 2016 Trebor entered into an employment agreement with a former employee of Trebor and affiliate of the Company. Under the terms of the agreement the employee agreed to provide business and sales services to the Company through August 31, 2016. Wages due to the employee are payable at the sole discretion of the Company in shares of its restricted common stock. During the period covered by this report the Company issued the employee 360,000 shares of restricted stock in satisfaction of services valued at $1,761.

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

* Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity (Deficit) (iv) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2016	Brownie’s Marine Group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer

