Form 10-K
period 2016-12-31
Brownie's Marine Group, Inc
filed 2017-04-17
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(MARK ONE)

[X]	Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [  ] No [X]

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

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated file	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)

Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2016 ($0.0048), was $278,758.

There were 73,493,896 shares of common stock outstanding as of April 17, 2017.

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

Brownie’s Tankfill designs, manufactures, sells and installs Scuba tank fill systems for on-board yacht use under the brand “Yacht-Pro™”. Brownie’s Tankfill provides complete diving packages and dive training solutions for yachts. Brownie’s Tank Fill installs Nitrox systems which allow yacht owners to fill tanks with oxygen enriched air on board. The Yacht-Pro™ compressor systems offer a completely marine-prepared, VFD (variable frequency drive)-driven, automated alternative to other compressors on the market. Brownie’s Tankfill also designs complete dive lockers, mixed gas production and distribution systems, and the unique Nitrox Maker™. Nitrox is oxygen-enriched air, which reduces the effects of nitrogen on divers; it is the industry standard for dive professionals. The Nitrox Maker™ continuously generates the oxygen rich breathing gas directly from low-pressure air; no stored oxygen or other gases are required onboard. We believe a parallel product analogy to this device is the fresh water-maker that swept through the yachting industry over the last two-decades. While less yacht owners may opt for diving systems than fresh water-makers, there is a broad market potential for yacht owners that will want to have an uninterrupted supply of the premium breathing gas. Recently, an increase in commercial NitroxMaker™ system sales has been seen as more diving operations and operators are responding to the demand from their customers to provide nitrox at diving destinations. In addition to the traditional yacht-based NitroxMaker™ systems the Company has now established a full line of commercial products to meet this need, the NMCS series.

Brownie’s Public Safety designs, manufactures, distributes, and sells the RES (Rapid Entry System)/ HELO™ system, a complete mini SCUBA system designed for quick water rescues. The HELO™ system can be donned in less than 60 seconds and stored in a briefcase-size padded bag. Brownie’s Public Safety includes the GI-PFD™ (Garment Integrated Personal Flotation Device™) System for body armor flotation. This system can reliably support the distressed or unconscious wearer in a true life-saving position. This patented device addresses a need as law-enforcement, coast guard and military personnel are beginning to wear heavy (life-threatening in the water) body armor during waterborne patrol, inspection, and surveillance missions. The system helps the personnel float in heavy armor, hopefully saving their lives. The Company is not currently pursuing aggressive expansion into this market until it has sufficient working capital to do so.

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

Rapid Entry System (RES) and HELO™ System: The Brownie’s Public Safety product line exists to address the needs of the public safety dive market. The inherent speed and ease of donning our patented Drop Weight Cummerbelt with Egressor Add-on Kit identified it as a choice for rapid response for water-related emergencies. A first-responder or officer on-scene can initiate the location and extraction of victims while the dive team is enroute, saving valuable time and increasing the chances for survival of victims. The RES is a small SCUBA system that can be quickly donned over clothes, usually in less than sixty seconds. Its small size allows it to be stored in areas that do not accommodate a full set of SCUBA gear. The 13 cubic foot aluminum tank can provide up to 15 minutes of air at the surface. The air cell remains stowed under the protective cover and can be partially inflated to achieve positive flotation. The cover is a specially designed break-away zipper which bursts open to provide instant inflation yet “heals” and can be repacked and fastened quickly in the field. The HELO offers all the same features, but has been specially designed and modified for rescue divers working from helicopters. By placing the cylinder in the front and adding leg straps, the HELO allows divers to use the standard seating configurations. The advantages of this system over full sized SCUBA rigs are increased mobility for the diver and diminished space requirements for the gear. Since the bottle is mounted at the diver’s waist, the diver can more easily control his gear during deployment, further adding to the comfort and safety.

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

Trade names

The Company either owns or has licensed from an entity, which the Chief Executive Officer has an ownership interest, the use of the following registered and unregistered trade names, trademarks and service marks for the terms of their indefinite lives: Brownie’s Third Lung™, browniedive.com, Brownie’s, Brownie’s Third Lung oval symbol, browniedive, NitroxMaker™, HELO, RES, fast float rescue harness, tankfill.com, browniestankfill, browniestankfill.com, browniespublicsafety.com, browniespublicsafety, Peleton Hose System, Twin-Trim, Kayak Diving Hose Kit, Bell Bottom Flag Bag, Brownie’s Dogsnare, SHERPA, BC keel, and Garment integrated personal flotation device (GI-PFD). Use of these trade names, trademarks, and service marks is exclusive to the Company and the Company’s related parties.

Patents

The Company owns multiple patents issued and in process related to the following:

●	Water safety and survival

●	Garment integrated flotation devices or life jacket

●	Collar for improved life jacket performance

●	Combined signaling and ballast for personal flotation device

●	Inflatable dive marker and collection bag.

●	Three dimensional dive flag

●	Novel dive raft and float system for divers

●	Drop weight Cummerbelt

●	Buoyancy compensator

●	Utility backpack

●	Transport harness or like garment with adjustable one size component for use by a wide range of individuals

●	Active control releasable ballast

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

Tradeshows

In 2016 and 2015, the Company was represented either through their own presence or by a dealer at the following annual trade shows: The Miami Yacht and Brokerage Show, The Fort Lauderdale International Boat Show, the Palm Beach Boat Show, and the Seattle Boat Show.

Websites

The Company’s main website is www.browniesmarinegroup.com. Additionally, many of our products are marketed on some of our customers’ websites. In addition to these websites, numerous other websites have quick links to the Company’s website. Our products are available both domestically and internationally. Internet sales and inquiries are also supported by the Company.

Distribution

Our products are distributed to our customers primarily by common carrier.

Product Research and Development (R&D)

We continuously work to provide our customers with both new and improved products. We offer research and development services to not only the related entities we license our patents and trademarks from, but also to other customers as well. R&D services for customers and the related entities are invoiced in the normal course of business. In addition, we are working on internal research and development projects as well as collaborating with others toward the goal of developing some of our own patentable products. Research and development costs for the years ended December 31, 2016 and 2015, were $1,973 and $8,739, respectively.

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

Customers

We are predominantly a wholesale distributor to retail dive stores, marine stores, and shipyards. This includes approximately 160 active independent Brownie dealers. We retail our products to including, but not limited to, boat owners, recreational divers and commercial divers. The Company sells to three entities owned by the brother of Robert Carmichael, the Company’s Chief Executive officer, and two Company’s owned by the Chief Executive Officer. Combined sales to these five entities for the years ended December 31, 2016 and 2015, represented 33.58% and 31.75%, respectively, of total net revenues. A single non-related party entity represented 18.7% of revenues for 2015.

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

Our Pompano Beach facilities are comprised of approximately 8,541 square feet of leased space the bulk of which is factory and warehouse space. Terms of the initial lease include a thirty-seven month term commencing on September 1, 2014; payment of $5,367 security deposit; base rent of approximately $4,000 per month over the term of the lease plus sales tax; and payment of 10.76% of annual operating expenses (i.e. common areas maintenance), which is approximately $2,000 per month subject to periodic adjustment. On December 1, 2016, we entered into an amendment to the initial lease agreement, commencing on October 1, 2017, extending the term for an additional eighty-four months, expiring September 30, 2024. The base rent was increased to $4,626 per month with a 3% annual escalation throughout the amended term. We believe that the facilities are suitable for their intended purpose, are being efficiently utilized and provide adequate capacity to meet demand for the foreseeable future.

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

As previously disclosed, the Company and Trebor were co-defendants under an action filed by an individual in June 2013 in the Circuit Court of Broward County claiming personal injury resulting from use of a Brownie’s Third Lung. Plaintiff claimed damages in excess of $1,000,000. This matter was settled during the three months ended September 30, 2016 by the Company’s insurance carrier at no additional cost to the Company.

In addition, as previously disclosed, the Company, Trebor and other third parties, are each named as a co-defendants under an action filed in March 2015 in the Circuit Court of Broward County under Case No. CACE15-03238 by the Estate of Ernesto Rodriguez, claiming wrongful death and products liability resulting in the decedent’s drowning death while using a Brownie’s Third Lung product. This claim falls outside the Company’s period of insurance coverage. Plaintiff has claims damages exceeding $1,000,000. A default judgment was entered against Trebor in 2015 due to its failure to timely respond to the complaint. The Company has obtained different legal representation in this matter and attempted to have the default set aside. On November 2, 2016, the court granted plaintiff’s motion for sanctions against our company for frivolous litigation relating to our attempt to have the matter dismissed and granted the plaintiff’s motion to strike our motion for summary judgment due to our initial default. The Company believes the claim to be a Workers Compensation claim relating exclusively against other non-affiliated defendants and without merit, and will aggressively defend this action and to appeal the default judgment. In the event Trebor is unable to overturn the default judgment and the defendants are determined to be at fault, we would seek to allocate damages among all of the other parties, including the plaintiff. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated due to the undetermined validity of any claim or claims made by plaintiff and the mitigating factors among the parties. Therefore, the Company has not recorded reserves and contingent liabilities related to this matter. However, in the future, as the case progress, the Company may be required to record a contingent liability or reserve for these matters.

Item 4.	Mine Safety Disclosure

None.

PART II

Item 5.	Purchases of Equity Securities.

The Company’s common stock is quoted on the OTC Markets under the symbol “BWMG”. The Company’s high and low closing bid prices by quarter during 2016 and 2015, as provided by the OTC Markets (Pink) are provided below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On March 17, 2017, the quoted closing price of our common stock was $0.016 per share.

	Calendar Year 2015
	High Bid	Low Bid
First Quarter	$.004	$.002
Second Quarter	$.003	$.002
Third Quarter	$.003	$.001
Fourth Quarter	$.007	$.002

	Calendar Year 2016
	High Bid	Low Bid
First Quarter	$.006	$.002
Second Quarter	$.006	$.003
Third Quarter	$.006	$.004
Fourth Quarter	$.008	$.001

Holders of Common Stock

As of April 12, 2017, the Company had in excess of 335 shareholders of record.

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

Sales of Unregistered Securities

Excluding unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission during the period covered by this report, the Company did not sell any additional securities without registration under the Securities Act of 1933, as amended, during the period covered by this report.

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

Reclassifications – Certain reclassifications have been made to the 2015 financial statement amounts to conform to the 2016 financial statement presentation. Effective July 15, 2013, the Company effectuated a reverse stock split (1-for-1,350). Accordingly, the transactional number of shares and per share amounts referenced throughout this report has been retroactively stated unless otherwise noted.

Cash and equivalents – Only highly liquid investments with original maturities of 90 days or less are classified as cash and equivalents. These investments are stated at cost, which approximates market value.

Going Concern –The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. Although profitable for the years ended December 31, 2016 and 2015, we have incurred several years of losses since 2009.

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

Revenue recognition – Revenues from product sales are recognized when the Company’s products are shipped or when service is rendered. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost of each contract. This method is used because management considers the percentage of cost incurred to date to estimated total cost to be the best available measure of progress on the contracts. As of December 31, 2016 and 2015, there were no ongoing contracts accounted for using the percentage of completion method.

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

Customer deposits – unearned revenue and returns policy – The Company typically takes a minimum 50% deposit against custom and large tankfill systems prior to ordering and/or building the systems. The remaining balance due is payable upon delivery, shipment, or installation of the system. There is no provision for cancellation of custom orders once the deposit is accepted, nor return of the custom ordered product. Additionally, returns of all other merchandise are subject to a 15% restocking fee as stated on each sales invoice. . The Company provides our customers with an industry standard one year warranty on systems sold. Historically, the cost of our warranty policy has been immaterial and no reserve has been established.

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

At December 31, 2016, and 2015, the carrying amount of cash, accounts receivable, accounts receivable – related parties, customer deposits and unearned revenue, royalties payable – related parties, other liabilities, other liabilities and accrued interest – related parties, notes payable, notes payable – related parties, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

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

New accounting pronouncements

In April 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” ASU 2016- provides guidance regarding the classification of certain items within the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017 with early adoption permitted. We do not believe this ASU will have an impact on our results of operation, cash flows, other than presentation, or financial condition.

In April 2016, the FASB issued ASU 2016–10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

Results of Operations for the Year Ended December 31, 2016, as Compared to the Year Ended December 31, 2015

Net revenues. For the year ended December 31, 2016, total revenues declined approximately 18% with net revenues of $2,264,134 as compared to net revenues of $2,759,643 for the year ended December 31, 2015, a decrease of $495,509. Sales to related parties totaled $760,356 and $876,188 for the same periods, respectively. While sales of hookah systems were relatively flat between the periods, the decrease is primarily attributable to a single large tankfill sale in 2015. There was no similar tankfill in 2016. This change in product mix is not believed to be attributable to any particular identifiable sales trend or competitive pressures but rather normal fluctuations in market demand.

Cost of net revenues. For the year ended December 31, 2016, we had cost of net revenues of $1,664,681 as compared with cost of net revenues of $1,831,989 for the year ended December 31, 2015, a decrease of $167,308, or 9%. This was primarily attributable to the overall drop in net revenues between the periods including the related decrease in materials and direct labor costs.

Gross profit. For the year ended December 31, 2016, we had a gross profit of $599,453 as compared to gross profit of $927,654 for the year ended December 31, 2015, a decrease of $328,201, or 35%. The decrease in gross profit was primarily attributable to the corresponding decline in the level of overall sales activity.

Operating expenses. For the year ended December 31, 2016, we had operating expenses of $617,226 as compared to operating expenses of $679,721, a decrease of $62,495 or approximately 9%. This decrease is predominantly the result of a reduction in our administrative workforce and associated taxes, insurances and benefits between the periods.

Other (income) expense, net. For the year ended December 31, 2016, we had other income, net of $247,779 as compared to other expense, net of $18,280 for the prior year. This account is comprised of other (income), net and interest expense. The overall difference is primarily comprised of the $93,459 debt settlement of a convertible debenture and its associated interest and $140,366 derived from the cancellation of incentive bonuses in the second quarter of 2016. The decline in interest expense reflects the decline in balances of notes payable between the periods.

Net income. For the year ended December 31, 2016, net income remained relatively unchanged between the periods, increasing less than 1%. However, it should be noted that the sharp increase in other (income) as described above, was comprised of a gain on debt settlement and cancellation of the Company’s incentive bonus program, with both transactions being of a non-recurring nature.

Liquidity and Capital Resources

As of December 31, 2016, the Company had current assets (primarily consisting of inventory) of $1,017,870 and current liabilities of $914,885 or a current ratio of 1.1 to 1, representing a working capital balance of $102,985. At December 31, 2015, the Company had cash and current assets of $957,811 and current liabilities of $1,232,943, or a current ratio of .78 to 1. This improvement is due in large part to a settlement in royalties payable to related parties and settlement of the current portion of notes payable to related parties.

The consolidated financial statements included herein have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. Although we had net income for the years ended December 31, 2016 and 2015, we have otherwise incurred several years of losses since 2009, and expect we may have losses in future periods.

The Company is behind on payments due for matured convertible debentures; accrued liabilities and certain vendor payables. The Company is handling delinquencies on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue.

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

Net cash provided by operating activities totaled $75,192 and $147,461 for the years ended December 31, 2016 and 2015, respectively. The cash provided from operations in 2016 of $75,192 was primarily the result of net income of $230,026, a reduction in accounts receivable of $58,448, shares issued for payroll compensation of $36,000 and an increase in accounts payable and accrued liabilities of $65,070, being off-set by a gain recognized on the cancellation of debt of $234,678, a reduction in other liabilities of $54,937. Cash flows in 2015 also increased primarily as a result of net income of $229,610, shares issued for payroll compensation of $54,000, an increase in accounts receivable – related parties of $30,055, a reduction in other assets of $24,400 and an increase in royalties payable – related parties of $24,885. These sources of funds were off-set in part by a decrease in accounts payable and accrued expenses of $112,830 and an increase in inventory of $48,000.

Net cash used in financing activities totaled $17,678 and $12,622 at December 31, 2016 and 2015, respectively, and primarily reflects the repayments during the periods of principal payments on notes payable to related parties of $11,098 and $30,068, respectively. The net cash used in financing activities for 2015 was net of $27,000 proceeds of additional notes payable - related parties.

For both years ending December 31, 2016 and 2015, the Company has heavily depended upon the funding of related parties to maintain its operations.

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

While we incurred net income in 2016 and 2015, the Company is behind on payments due for matured convertible debentures, notes payable, and certain vendor payables. The Company is working out all matters of delinquency on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue. Our continued existence is dependent upon generating working capital and obtaining adequate new debt or equity financing. Because of our historical losses, we may not have working capital to permit us to remain in business through the end of the year, without improvements in our cash flow from operations or new financing. Working capital limitations continue to impinge on our day-to-day operations.

The optional conversion features of a series of convertible debentures issued by the Company could require the Company to issue a substantial number of shares of common stock, which will cause dilution to the Company’s stockholders and a potentially negative effect on our stock price.

Since October 4, 2010, the Company has issued convertible debentures to several lenders and other third parties. At December 31, 2016 the outstanding principal balance of these debentures was approximately $312,743. The debentures convert under various conversion formulas, all of which are at a significant discount to market price of our common stock. The conversion of any of the debentures will result in the issuance of a significant number of shares of our common stock which will cause dilution to our existing shareholders. Furthermore, the conversion at a significant discount to the market price of our common stock may have a negative effect on our stock price.

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

Our Chief Executive Officer beneficially owns approximately 71% of the combined voting power of our Common Stock and Series A Convertible Preferred Stock and is able to control voting issues and actions that may not be beneficial or desired by minority shareholders.

As of March 17, 2017, Robert Carmichael, our only executive officer, beneficially owns approximately 71% of the combined voting power of the Common Stock and Series A Convertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. The Company’s management, under the supervision and with the participation of Robert Carmichael, the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2016. Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the 2013 criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.

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

Name	Age	Position

Robert M. Carmichael	54	President, Chief Executive Officer, Principal Financial Officer and Director

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

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the years ended December 31, 2016 and 2015 to the Company’s named executive officer. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, was paid to this executive officer during these fiscal years. Executive compensation excludes certain transactions, which are disclosed under “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Summary Compensation Table

Name and Principal Position(s)	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation		Total

Robert M. Carmichael, President, Principal	2016	$—	$—	$—	$—	$—	$20,217	*	$20,217
Executive Officer	2015	$—	$—	$—	$—	$—	$16,565	*	$16,565

*       health insurance

Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised option (#) un- exercisable	Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($) per share	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity Incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Robert M. Carmichael, Principal Executive Officer	234	—	—	$1,350	March 2, 2019	—	—	—	—

Director Compensation

None.

Employment Agreements

None.

Securities Authorized for Issuance under Equity Compensation Plans

On August 22, 2007, the Company adopted an Equity Incentive Plan (the “Plan”). Under the Plan, Stock Options may be granted to Employees, Directors, and Consultants in the form of Incentive Stock Options or Nonstatutory Stock Options. Stock Purchase Rights, time vested and/performance invested Restricted Stock, and Stock Appreciation Rights and Unrestricted Shares may also be granted under the Plan. The initial maximum number of shares that may be issued under the Plan shall be 297 shares and no more than 71 Shares of Common Stock may be granted to any one Participant with respect to Options, Stock Purchase Rights and Stock Appreciation Rights during any one calendar year period. Common Stock to be issued under the Plan may be either authorized and unissued or shares held in treasury by the Company. The term of the Plan shall be ten years. The Board of Directors may amend, alter, suspend, or terminate the Plan at any time. The table below includes information as of December 31, 2016.

Equity Compensation Plan Information as of December 31, 2016

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

Applicable percentage ownership in the following table is based on 73,493,896 shares of common stock outstanding as of March 17, 2017. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 17, 2017, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise disclosed these persons’ address is c/o Brownie’s Marine Group, Inc., 3001 NW 25th Avenue, Suite 1, Pompano Beach, FL 33069.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Executive Officers and Directors
Common	Robert Carmichael	15,419,242	(*)	21%
Common	All directors and executive officers as a group (1 person)	15,419,242	(*)	21%
5% Shareholders
Common	None

Executive Officers and Directors
Series A Convertible Preferred Stock	Robert Carmichael	425,000		100%
Series A Convertible Preferred Stock	All directors and executive officers as a group (1 person)	425,000		100%

(*)	Includes the following: aggregate of 234 shares of common stock underlying currently exercisable options exercisable at $1,350 per share; and 31,481 shares issuable upon conversion of 425,000 shares of Series A Preferred Stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The Company sells products to Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers with similar sales volumes. Combined net revenues from these entities for years ended December 31, 2016 and 2015, totaled $750,338 and $825,491, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2016, was $40,012, $5,809, and $18,410, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2015, was $12,980, $4,678, and $15,221, respectively.

The Company sells products to Brownie’s Global Logistics, LLC. (“BGL”), 940 Associates, Inc. and 3D Buoy, LLC, fully owned by the Company’s Chief Executive Officer. Terms of sale are more favorable than those extended to BWMG’s regular customers, but no more favorable than those extended to Brownie’s strategic partners. Terms of sale to BGL approximate cost or include a nominal margin. These terms are consistent with those extended to Brownie’s strategic partners. Strategic partner terms on a per order basis include promotion of BWMG’s technologies and “Brownie’s” brand, offered only on product or services not offered for resale, and must provide for reciprocal terms or arrangements to BWMG on strategic partners’ product or services. BGL is fulfilling the strategic partner terms by providing exposure for BWMG’s technologies and “Brownie’s” brand in the yachting and exploration community world-wide through its operations. Combined net revenues from these three entities for years ended December 31, 2016, and 2015, were $9,130 and $50,697, respectively. Accounts receivable from BGL at December 31, 2016, and December 31, 2015 was $0 and $6,443, respectively. Accounts receivable from 3D Buoy was $3,074 and $1,948 at December 31, 2016 and 2015, respectively. . In addition, the Company has made sales directly to our Chief Executive Officer totaling $888 and $0 in 2016 and 2015, respectively with an accounts receivable balance of $936 at December 31, 2016.

The Company has Exclusive License Agreements with 940 Associates, Inc. (hereinafter referred to as “940A”), an entity owned by the Company’s Chief Executive Officer, to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. Based on this license agreement, the Company pays 940A 2.5% of gross revenues per quarter. Total royalty expense for the above agreements for the years ended December 31, 2016 and 2015, is $56,054 and $67,848, respectively. As of December 31, 2015, the Company was approximately 27 months in arrears on royalty payments due. No default notice has been received and the Company plans to make payments as able. On November 21, 2016 the Company and 940A entered into a conversion agreement. Under the agreement the Company issued 940A 10,000,000 shares of restricted common stock in satisfaction of $88,850 past due and payable to 940A under that the Exclusive License Agreements. As of the date of the conversion agreement the Company was more than 31 months in arrears on royalty payments due in the aggregate amount of $150,705. In addition, under the conversion agreement 940A agreed to forebear on any default under the Exclusive License Agreements due to the Company’s remaining past due amount and future royalty payments under the Exclusive License Agreement for a period of three (3) months from the date of the conversion agreement. The shares were issued at a price per share of $0.008885, the closing price of the Company’s common stock as reported on the OTC Markets on the date immediately preceding the closing of the conversion agreement.

From 2011 through December 31, 2015, the Company agreed to pay Alexander Purdon, an employee of the Company, employment compensation in restricted shares of stock in lieu of cash. The number of shares paid was based on the weighted average price per share during the months the services were rendered. For the years ended December 31, 2016 and 2015, stock based compensation to Mr. Purdon was $36,000 and $54,000, respectively. Mr. Purdon received an aggregate of 31,238,252 shares of common stock under the agreement. Effective April 15, 2016, Trebor, the wholly-owned subsidiary of the Company, entered into an employment agreement with Mr. Purdon, a former employee of Trebor and affiliate of the Company. Under the terms of the agreement Mr. Purdon agreed to provide business and sales services to the Company through August 31, 2016. Wages due to Mr. Purdon were payable at the sole discretion of the Company in shares of its restricted common stock at a price per share of $0.10 cents per share. Mr. Purdon received 360,000 shares of restricted common stock for services performed under the agreement during 2016 valued at $36,000. Furthermore, as additional consideration for the Company to enter into the agreement, Mr. Purdon tendered 28,403,252 shares of the Company’s common stock beneficially owned by Mr. Purdon to the Company. The shares were retired and returned to the Company’s treasury without further consideration.

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

The Company has no audit committee. The Company’s board of directors has considered whether the provisions of the services covered above under the captions is compatible with maintaining the auditor’s independence. All services were approved by the board of directors prior to the completion of the respective audit.

Fees to Auditors Fiscal Year ended December 31, 2016

Audit Fees: The aggregate fees, including expenses, billed by principal accountants for professional services rendered for the audit of the Company’s consolidated financial statements during fiscal year ending December 31, 2016 and for the review of the Company’s financial information included in its quarterly reports on Form 10-Q during the fiscal year ending December 31, 2016 or services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal year ending December 31, 2016 was $37,187

Audit Related Fees: The aggregate fees, including expenses, billed by principal accountants for assurance and related services reasonably related to the performance of the Company’s audit or review of the Company’s financial statements during the year ended December 31, 2016 were $-0-.

Tax Fees: The aggregate fees, including expenses, billed by principal accountants for tax compliance, tax advice and tax planning during year 2016 was $-0-.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to the Company by principal accountants during year 2016 was $-0-.

The Company has no audit committee. The Company’s board of directors has considered whether the provisions of the services covered above under the captions is compatible with maintaining the auditor’s independence. All services were approved by the board of directors prior to the completion of the respective audit.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

Our consolidated financial statements appear beginning at F-1.

Exhibit No.	Description	Location
2.2	Merger Agreement, dated June 18, 2002 by and among United Companies Corporation, Merger Co., Inc. and Avid Sportswear & Golf Corp.	Incorporated by reference to Exhibit 2.02 Amendment No. 1 to Form S-4 filed June 24, 2002.

2.3	Articles of Merger of Avid Sportswear & Golf Corp. with and into Merger Co., Inc.	Incorporated by reference to Exhibit 2.03 Amendment No. 1 to Form S-4 filed June 24, 2002.

2.4	Plan of Conversion	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on October 28, 2015

3.1	Articles of Conversion (Nevada)	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on October 28, 2015.

3.2	Certificate of Conversion (Florida)	Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on October 28, 2015.

3.3	Articles of Incorporation (Florida)	Incorporated by reference to Exhibit 3.3 to Current Report on Form 8-K filed on October 28, 2015.

3.5	Articles of Amendment	Incorporated by reference to Exhibit 3.5 to Current Report on Form 8-K filed on December 16, 2015.

3.6	Bylaws	Incorporated by reference to Exhibit 3.4 to Current Report on Form 8-K filed on October 28, 2015.

10.1	Share Exchange Agreement, dated March 23, 2004 by and among the Company, Trebor Industries, Inc. and Robert Carmichael	Incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K filed April 9, 2004

10.2	Non-Exclusive License Agreement –BC Keel Trademark	Incorporated by reference to Exhibit 10.18 to Form 10QSB for the quarter ended December 31, 2005 filed August 15, 2005.

10.3	Exclusive License Agreement - Brownie’s Third Lung, Brownie’s Public Safety, Tankfill, and Related Trademarks and Copyrights	Incorporated by reference to Exhibit 10.20 to Form 10QSB for the quarter ended December 31, 2005 filed August 15, 2005.

10.4	Exclusive License Agreement – Brownie’s Third Lung and Related Trademarks and Copyright	Incorporated by reference to Exhibit 10.26 to Form 10KSB for the year ended December 31, 2006 filed April 4, 2007.

10.5	Promissory Note dated January 1, 2007 payable to Robert M. Carmichael.	Incorporated by reference to Exhibit 10.32 to Form 10KSB for the year ended year ended December 31, 2006 filed April 4, 2007.

10.6	Conversion Agreement effective November 21, 2016	Incorporated by reference to Exhibit 10.1 to Form 8-K filed November 21, 2016.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith.

32.1	Certification Pursuant to Section 1350	Provided herewith.

32.2	Certification Pursuant to Section 1350	Provided herewith.

101	XBRL Interactive Data File *

* Attached as Exhibit 101 to this report are the following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Deficit (iv) the Consolidated Statements of Cash Flows, and (iv) related notes to these consolidated financial statements tagged as blocks of text.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 17, 2017	Brownie’s marine group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer, Chief
Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 17, 2017	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Director

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARY

TABLE OF CONTENTS FOR CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Brownie’s Marine Group, Inc.

We have audited the consolidated balance sheets of Brownie’s Marine Group, Inc. and subsidiaries (“The Company”) as of December 31, 2016 and 2015 and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2016. Brownie’s Marine Group, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brownie’s Marine Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM, LLP

Henderson, Nevada

April 17th, 2017

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS

Current assets
Cash	$191,749	$141,822
Accounts receivable, net of $18,000 and $11,000 allowance for doubtful accounts, respectively	1,026	59,474
Accounts receivable – related parties	68,239	41,270
Inventory	672,520	654,213
Prepaid expenses and other current assets	84,336	58,012
Other current assets – related parties	—	3,020
Total current assets	1,017,870	957,811

Property and equipment, net	56,908	85,712

Deferred tax asset, net	2,520	2,520
Other assets	6,649	6,649

Total assets	$1,083,947	$1,052,692

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$323,578	$349,946
Customer deposits and unearned revenue	31,577	25,238
Royalties payable – related parties	64,240	152,546
Other liabilities	176,614	231,551
Other liabilities and accrued interest – related parties	—	84,500
Convertible debentures, net	312,743	371,965
Notes payable – current portion	6,133	6,099
Notes payable – related parties - current portion	—	11,098
Total current liabilities	914,885	1,232,943

Long-term liabilities
Notes payable – long-term portion	—	6,133

Total liabilities	914,885	1,239,076

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding	425	425
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; 68,906,212 and 86,825,138 shares issued and outstanding at December 31, 2016 and 2015, respectively	6,890	8,681
Common stock payable; $0.0001 par value; 138,941 and 195,610 shares, respectively	14	20
Additional paid-in capital	8,792,782	8,665,565
Accumulated deficit	(8,631,049)	(8,861,075)
Total stockholders’ equity (deficit)	169,062	(186,384)

Total liabilities and stockholders’ deficit	$1,083,947	$1,052,692

See Accompanying Notes to Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015

Net revenues
Net revenues	$1,503,778	$1,883,455
Net revenues - related parties	760,356	876,188
Total net revenues	2,264,134	2,759,643

Cost of net revenues
Cost of net revenues	1,154,560	1,764,140
Cost of net revenues – related parties	454,064	-
Royalties expense - related parties	56,057	67,849
Total cost of net revenues	1,664,681	1,831,989

Gross profit	599,453	927,654

Operating expenses
Selling, general and administrative	615,253	670,982
Research and development costs	1,973	8,739
Total operating expenses	617,226	679,721

(loss) income from operations	(17,773)	247,933

Other (income) expense, net
Other (income) expense, net	(44,661)	(19,753)
Cancellation of debt	(234,678)
Interest expense	30,968	37,018
Interest expense - related parties	572	1,015
Total other (income) expense, net	(247,799)	18,280

Net income before provision for income taxes	230,026	229,653

Provision for income tax expense	—	43

Net income	$230,026	$229,610

Basic income per common share	$0.00	$0.00
Diluted income per common share	$0.00	$0.00

Basic weighted average common shares outstanding	68,485,426	75,892,714
Diluted weighted average common shares outstanding	103,414,928	120,730,254

See Accompanying Notes to Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Common Stock Payable		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2014	425,000	$425	60,471,929	$6,047	195,610	$20	$8,631,496	$(9,090,685)	$(452,697)

Conversion of related party employee compensation payable to stock	—	—	19,419,712	1,941	—	—	52,059	—	54,000

Conversion of convertible debentures to stock	—	—	2,340,000	234	—	—	4,446	—	4,680

Conversion of accrued interest on convertible debentures to stock	—	—	4,200,000	420	—	—	5,860	—	6,280

Dissolution of joint venture agreement	—	—	—	—	—	—	(24,740)	—	(24,740)

Stock receivable underlying Board of Director fees rescinded	—	—	—	—	—	—	(4,532)	—	(4,532)

Conversion of related party interest to stock	—	—	396,891	39	—	—	976	—	1,015

Cancellation of dissolved joint venture shares	—	—	(3,394)	—	—	—	—	—	—

Net Income	—	—	—	—	—	—	—	229,610	229,610

Balance, December 31, 2015	425,000	425	86,825,138	8,681	195,610	20	8,665,565	(8,861,075)	(186,384)

Conversion of related party interest to stock	—	—	124,326	13	—	—	557	—	570

Return of prior employee compensation	—	—	(28,403,252)	(2,840)	(56,669)	(6)	2,846	—	—

Stock issued for employee compensation	—	—	360,000	36	—	—	35,964	—	36,000

Common stock issued for royalty payable	—	—	10,000,000	1,000	—	—	87,850	—	88,850

Net Income	—	—	—	—	—	—	—	230,026	230,026

Balance, December 31, 2016	425,000	$425	68,906,212	$6,890	138,941	$14	$8,792,782	$(8,631,049)	$169,062

See Accompanying Notes to Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015

Cash flows provided by operating activities:
Net income	$230,026	$229,610
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	21,798	21,531
Amortization of leasehold improvements	14,593	13,468
Gain on cancellation of debt	(234,678)	—
Shares issued for interest expense – related party	570	6,280
Shares issued for payroll compensation	36,000	54,000
Forgiveness of share based compensation – related party	—	(4,531)
Dissolution of joint venture	—	(24,740)
Shares issued for accrued interest – related party	—	1,104
Change in deferred tax asset, net	—	43

Changes in operating assets and liabilities:
Change in accounts receivable, net	58,448	(17,781)
Change in accounts receivable - related parties	(26,969)	30,055
Change in inventory	(18,307)	(48,000)
Change in prepaid expenses and other current assets	(26,325)	(27,817)
Change in other current assets - related parties	3,020	2,424
Change in other assets	—	24,400
Change in accounts payable and accrued liabilities	65,070	(112,830)
Change in customer deposits and unearned revenue	6,339	(15,147)
Change in other liabilities	(54,937)	(382)
Change in other liabilities and accrued interest - related parties	—	(9,021)
Change in royalties payable - related parties	(88,306)	24,885
Net cash provided by operating activities	75,192	147,461

Cash flows from investing activities:
Purchase of fixed assets	(7,587)	(12,205)
Net cash used in investing activities	(7,587)	(12,205)

Cash flows from financing activities:
Repayment against short-term loans	—	(805)
Principal reduction on convertible debentures	(472)	—
Principal payments on note payable	(6,108)	(8,749)
Proceeds from notes payable - related parties	—	27,000
Principal payments on note payable - related parties	(11,098)	(30,068)
Net cash (used in) provided by financing activities	(17,678)	(12,622)

Net change in cash	49,927	122,634

Cash, beginning of period	141,822	19,188

Cash, end of period	$191,749	$141,822

See Accompanying Notes to Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015

Supplemental disclosures of cash flow information:
Cash paid for interest	$976	$10,609

Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash investing activities and future operating activities:

Conversion of convertible debentures to stock	$—	$6,280

Conversion of accrued payroll to stock - related party	$—	$54,000

Conversion of accrued interest and fees on convertible debentures to stock	$—	$6,280

Dissolution of joint venture	$—	$24,740

Forgiveness of share based compensation – related party	$—	$4,531

Conversion of royalties payable to stock – related party	$88,850	$—

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

Going Concern –The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. Although profitable for the years ended December 31, 2016 and 2015, we have incurred several years of losses since 2009. The Company has an accumulated deficit as of December 31, 2016 of $8,631,049.

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

Revenue recognition – Revenues from product sales are recognized when the Company’s products are shipped or when service is rendered. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, when applicable, measured by the percentage of cost incurred to date to estimated total cost of each contract. This method is used because management considers the percentage of cost incurred to date to estimated total cost to be the best available measure of progress on the contracts. As of December 31, 2016 and 2015, there were no ongoing contracts accounted for using the percentage of completion method.

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

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which occur. Advertising and trade show expense incurred for the years ended December 31, 2016, and 2015, totaled $5,800 and $8,497, respectively.

Research and development costs – The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the year ended December 31, 2016 and 2015 the Company incurred $1,973 and $8,739 respectively of expenses related to research and development costs.

Customer deposits – unearned revenue and returns policy – The Company typically takes a minimum 50% deposit against custom and large tankfill systems prior to ordering and/or building the systems. The remaining balance due is payable upon delivery, shipment, or installation of the system. There is no provision for cancellation of custom orders once the deposit is accepted, nor return of the custom ordered product. Additionally, returns of all other merchandise are subject to a 15% restocking fee as stated on each sales invoice. The Company provides our customers with an industry standard one year warranty on systems sold. Historically, the cost of our warranty policy has been immaterial and no reserve has been established.

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

For the years ended December 31, 2016 and 2015, the Company compensated and/or converted all accrued payroll to stock for one related party employee totaling $36,000 and $54,000, respectively.

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

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2016, and 2015, the carrying amount of cash, accounts receivable, accounts receivable – related parties, customer deposits and unearned revenue, royalties payable – related parties, other liabilities, other liabilities and accrued interest – related parties, notes payable, notes payable – related parties, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

Earnings per common share – Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Potentially dilutive shares included in dilutive earnings per share totaled 34,929,502 and 44,837,540 at December 31, 2016 and 2015, respectively. These shares reflect shares potentially issuable under convertible note agreements during the periods and 138,941 shares and 195,610 shares payable to a related party at both December 31, 2016 and 2015, respectively.

New accounting pronouncements

In April 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” ASU 2016- provides guidance regarding the classification of certain items within the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017 with early adoption permitted. We do not believe this ASU will have an impact on our results of operation, cash flows, other than presentation, or financial condition.

In April 2016, the FASB issued ASU 2016–10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

2. INVENTORY

Inventory consists of the following as of:

	December 31
	2016	2015

Raw materials	$402,407	$422,115
Work in process	—	—
Finished goods	270,113	232,098
	$672,520	$654,213

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 31
	2016	2015

Prepaid inventory	$30,076	$42,076
Prepaid insurance	6,968	8,819
Prepaid other current assets	47,292	7,117
	$84,336	$58,012

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following as of:

	December 31,
	2016	2015

Factory and office equipment	$62,633	$62,633
Tooling	59,149	59,149
Computer equipment and software	31,519	23,932
Vehicles	44,160	44,160
Leasehold improvements	43,779	43,779
	241,240	233,653
Less: accumulated depreciation and amortization	(184,332)	(147,941)
	$56,908	$85,712

Depreciation and amortization expense totaled $21,798 and $14,593 for the year ended December 31, 2016 and $21,531 and $13,468 for the year ended December 31, 2015, respectively.

5. OTHER ASSETS

Other assets of $6,649, at December 31, 2016 and 2015, consisted of refundable deposits.

6. CUSTOMER CREDIT CONCENTRATIONS

The Company sells to three entities owned by the brother of Robert Carmichael, the Company’s Chief Executive officer, and two Company’s owned by the Chief Executive Officer as further discussed in Note 7. RELATED PARTIES TRANSACTIONS. Combined sales to these five entities for the years ended December 31, 2016 and 2015, represented 33.58% and 31.75%, respectively, of total net revenues. A single non-related party entity represented 18.7% of revenues for 2015.

7. RELATED PARTIES TRANSACTIONS

Notes payable – related parties

	December 31,
	2016	2015

Promissory note payable to Chief Executive Officer, unsecured, payable in twelve monthly principal payments of $2,250 beginning June 15, 2015, with interest at 10% per annum with payments monthly in shares of stock based on the monthly weighted average price of the stock, maturing May 15, 2016.	$—	$11,098

Less amounts due within one year	—	11,098

Long-term portion of notes payable	$—	$—

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective April 22, 2015, the Company issued Mr. Carmichael, Chief Executive Officer of the Company, an unsecured promissory note presented in the table above in consideration for a $27,000 advance. For purposes of calculating the interest due monthly on the note, the weighted average price per share during the monthly period from the historical data as quoted on www.quotemedia.com for BWMG was used. Interest was calculated as the unpaid principal balance times the daily rate for the number of the days in the period times the average weighted price per share for the monthly period. The Company borrowed and is using the proceeds for tooling and inventory of new product. For the years ended December 31, 2016 and 2015, the Company converted $570 and $1,015 accrued interest on the note payable – related party into 124,326 and 396,891 shares of restricted stock respectively.

On October 30, 2013, the Company signed a secured promissory note, with Mikkel Pitzner, a non-employee member of Board of Directors at the date the note was issued for $85,000. As further inducement to make the loan, Mr. Pitzner was granted an option to purchase 1,802,565 shares of the Company’s common stock for $.01 per share. The option expired October 31, 2015 without being exercised, in whole or in part. During the third quarter ended September 30, 2015, the Company paid off the remaining balance due under the note payable – related party.

Net revenues and accounts receivable – related parties – The Company sells products to Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers with similar sales volumes. Combined net revenues from these entities for years ended December 31, 2016 and 2015, totaled $750,338 and $825,491, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2016, was $40,012, $5,809, and $18,410, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2015, was $12,980, $4,678, and $15,221, respectively.

The Company sells products to Brownie’s Global Logistics, LLC. (“BGL”), 940 Associates, Inc. and 3D Buoy,LLC fully owned by the Company’s Chief Executive Officer. Terms of sale are more favorable than those extended to BWMG’s regular customers, but no more favorable than those extended to Brownie’s strategic partners. Terms of sale to BGL approximate cost or include a nominal margin. These terms are consistent with those extended to Brownie’s strategic partners. Strategic partner terms on a per order basis include promotion of BWMG’s technologies and “Brownie’s” brand, offered only on product or services not offered for resale, and must provide for reciprocal terms or arrangements to BWMG on strategic partners’ product or services. BGL is fulfilling the strategic partner terms by providing exposure for BWMG’s technologies and “Brownie’s” brand in the yachting and exploration community world-wide through its operations. Combined net revenues from these three entities for years ended December 31, 2016, and 2015, were $9,130 and $50,697, respectively. Accounts receivable from BGL at December 31, 2016, and December 31, 2015 was $0 and $6,443, respectively. Accounts receivable from 3D Buoy was $3,074 and $1,948 at December 31, 2016 and 2015, respectively. In addition, the Company has made sales directly to our Chief Executive Officer totaling $888 and $0 in 2016 and 2015, respectively with an accounts receivable balance of $936 at December 31, 2016.

Royalties expense – related parties – The Company has Exclusive License Agreements with 940 Associates, Inc. (hereinafter referred to as “940A”), an entity owned by the Company’s Chief Executive Officer, to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. Based on this license agreement, the Company pays 940A 2.5% of gross revenues per quarter. Total royalty expense for the above agreements for the years ended December 31, 2016 and 2015, as disclosed on the face of the Company’s Consolidated Statements of Operations totaled $56,054 and $67,849, respectively. As of December 31, 2015, the Company was approximately 27 months in arrears on royalty payments due. In November 2016, the Company entered into a conversion agreement under which the Company issued 10,000,000 shares of restricted common stock in satisfaction of $88,850 past due and payable to 940A. As of the date of the conversion agreement, the Company was more than 31 months in arrears on its royalty payments totaling approximately $151,000. In addition, 940A has agreed to forebear on any default under the License Agreement due to the Company’s remaining past due amount for a period of three months from the effective date of the conversion agreement. The shares issued were valued at $0.008885 per share, the closing price of the stock on the effective date of the conversion agreement. No default notice had been received and prior to the conversion agreement.

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity based compensation – During November 2013, Alexander F. Purdon, then an employee of the Company, exceeded 10% ownership whereby he was reclassified to related party. The Company paid Mr. Purdon’s employment compensation in restricted shares of stock in lieu of cash. The number of shares paid is based on the weighted average price per share during the months the services were rendered. For the years ended December 31, 2016 and 2015, stock based compensation shares issued to Mr. Purdon totaled 360,000 shares and 19,419,712 shares with a fair value of $36,000 and $54,000, respectively. In addition, of the $129,500 employee bonuses declared payable for 2012 year end, which is payable in stock or cash to be determined by the Board of Directors, Mr. Purdon was due $17,500 at December 31, 2015. The agreement with Mr. Purdon terminated August 31, 2016.

In April 2016, the board of directors determined it was not in the best interest of either the Company or the recipients to pay bonuses based on current or foreseeable share prices and cancelled bonuses payable. The result of this action is reflected in a reduction of shares payable on the State of Stockholders’ Equity (Deficit) and Balance Sheet.

Other liabilities – related parties

Other liabilities – related parties consists of the following at:

	December 31,
	2016	2015

Year-end 2012 bonus payable to Chief Executive Officer	$—	$67,000
Year-end 2012 bonus payable to employee	—	17,500
Total	$—	$84,500

Cancellation of accrued bonuses – In April 2016, the Company determined it was not in the best interest of the Company or the recipients to pay bonuses based on current or foreseeable share prices and cancelled bonuses payable totaling $140,336.

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

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities of $323,578 at December 31, 2016, consists of $110,020 accounts payable trade, $20,416 accrued payroll and fringe benefits, $16,400 accrued payroll taxes and withholding, and $176,742 accrued interest. Balances due certain vendors were also due in arrears to varying degrees.

Accounts payable and accrued liabilities of $349,946 at December 31, 2015, consists of $59,916 accounts payable trade, $27,245 accrued payroll and fringe benefits, $45,000 accrued year-end bonuses, $36,520 accrued payroll taxes and withholding, and $181,266 accrued interest. Balances due certain vendors were also due in arrears to varying degrees. The Company is handling all delinquent accounts on a case by case basis.

9. OTHER LIABILITIES

Other liabilities of $176,614 at December 31, 2016, consists of $160,782 short-term loans, $12,857 payable for assets purchased pursuant to FDI Agreement, and $2,975 on-line training liability. Other liabilities of $231,551 at December 31, 2015, consist of $215,782 short-term loans, $12,857 payable for assets purchased pursuant to FDI Agreement and $2,912 on-line training liability.

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. NOTES PAYABLE

Notes payable consists of the following:

	December 31,
	2016	2015
Promissory note payable, secured by vehicle underlying loan having carrying value of $6,133 at December 31, 2016, bearing interest at 1.9% per annum, due in monthly principal and interest payments of $523, maturing on December 5, 2017.	$6,133	$12,232

Less amounts due within one year	6,133	6,099

Long-term portion of notes payable	$—	$6,133

As of December 31, 2016 and 2015, principal payments on the notes payable are as follows:

	December 31,
	2016	2015

2016	$—	$6,099
2017	6,133	6,133
2018		—
2019		—
2020		—
Thereafter		—
	$6,133	$12,232

11. CONVERTIBLE DEBENTURES

Convertible debentures consist of the following at December 31, 2016:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Origination Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Reg.
5/3/2011	5/5/2012	5%	300,000	(206,832)	300,000	—	300,000	170,000	(2)
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	—	10,000	2,687	(3)
2/10/2012	2/10/2014	10%	39,724	—	2,743	—	2,743	4,055	(5)
					$312,743	$—	$312,743	$176,742

Convertible debentures consist of the following at December 31, 2015:

Maturity Date	Interest Rate	Origination Principal Balance	Origination Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Ref.
5/27/2011	10%	$125,000	$(53,571)	$58,750	-	$58,750	$34,709	(1)
5/5/2012	5%	300,000	(206,832)	300,000	-	300,000	140,000	(2)
8/31/2013	5%	10,000	(4,286)	10,000	-	10,000	2,183	(3)
2/10/2014	10%	5,500	-	472	-	472	216	(4)
2/10/2014	10%	39,724	-	2,743	-	2,743	4,158	(5)
				$371,965	$-	$371,965	$181,266

(1)	The Company purchased in exchange for convertible debenture exclusive rights for license of certain intellectual property from an unrelated party. The parties agreed to a royalty of 2.5% of net revenues generated from the sale, sub-license or use of the technology or a reasonable negotiated rate based on similar invention. The debenture was convertible to common shares of the Company at May 27, 2011, along with accrued interest at the option of the lender. Conversion price per share is 30% discount as determined from the weighted average of the preceding 12 trading days’ closing market price. The Company valued the beneficial conversion feature of the convertible debenture at $53,517, its intrinsic value. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the face value of the note. In accordance with this guidance, the intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The Company accreted the discount to the convertible debenture and will recognize interest expense through repayment in full or conversion. Because there was no assurance of success and the invention was still in design and pre-prototype phase, the Company recorded the initial net value of the debenture, $71,483, as research and development expense during the year ended 2010. Both parties agreed to confidentiality regarding the invention during the pre-prototype stage. In addition, the Company agreed to provide the licensor with design services, as well as assist in completing the prototype and initial production at the Company’s prevailing wholesale rate for comparable services.

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The remaining balance under this note of $93,459, inclusive of $34,709, was cancelled by mutual consent of the parties in February 2016. This figure is included in gain on cancellation of debt in the Company’s Statement of Operations.

(2)	On May 3, 2011, the Company borrowed $300,000 in exchange for a convertible debenture. The Debenture bears 10% interest per annum. The lender may at any time convert any portion of the debenture to common shares at a 30% discount of the “Market Price” of the stock based on the average of the previous ten (10) days weighted average closing prices on the date prior to the notice of conversion. The Company may prepay the debenture plus accrued interest at any time before maturity. In addition, as further inducement for loaning the Company the funds, the Company granted the lender 300,000 and 600,000 warrants at $337.50 and $472.50 per share, respectively. As a result, the Company allocated fair market value (“FMV”) to both the BCF and to the warrants, or $206,832, which was recorded as a discount against the debenture. The Company accreted the discount to interest expense. The Company recognized the FMV of the related warrants as $45,000 using the Black-Scholes valuation model.

(3)	The Company borrowed $10,000 in exchange for a convertible debenture. The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4) highest closing bid prices over the preceding five (5) trading days. The Company valued the beneficial conversion feature of the convertible debenture at $4,286, which was accreted to interest expense over the period of the note.

(4)	This line is comprised of the assignment of $5,500 of a previously issued convertible debenture. The notes are convertible at $0.37125 per share.

(5)	The Company entered into three new debenture agreements upon sale/assignment of the original lenders. Because the stated terms of the new debenture agreement and principal amounts were significantly different from the original debenture, including analysis of value of the beneficial conversion feature at the assignment/purchase date, the transactions are treated as extinguishment of the old debentures and recorded as new for accounting purposes.

The conversion price under the debentures is $0.37125 and the lender may convert at any time until the debenture plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender will be limited to maximum conversion of 4.99% of the outstanding Common Stock of the Company at any one time.

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. INCOME TAXES

The components of the provision for income tax expense are as follows for the years ended:

	December 31,
	2016	2015
Current taxes
Federal	$—	$—
State	—	—
Current taxes	—	—
Change in deferred taxes	—	82,112
Change in valuation allowance	—	(82,069)

Provision for income tax expense	$—	$43

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2016:

Deferred tax assets:
Equity based compensation	$210,263
Allowance for doubtful accounts	15,000
Net operating loss carryforward	1,015,748
On-line training certificate reserve	818
Total deferred tax assets	1,241,829
Valuation allowance	(1,239,309)

Deferred tax assets net of valuation allowance	2,520

Less deferred tax assets – non-current, net of valuation allowance	2,330

Deferred tax assets – current, net of valuation allowance	$190

The effective tax rate used for calculation of the deferred taxes as of December 31, 2016 was 37.63%. The Company has established a valuation allowance against deferred tax assets of $1,239,309 or 99.8%, due to the uncertainty regarding realization, comprised primarily of a 100% reserve against the net operating carryforward, 100% reserve against the allowance for doubtful accounts, and 99% reserve against the deferred tax assets attributable to the equity based compensation.

The significant differences between the statutory tax rate and the effective tax rates for the Company for the years ended are as follows:

	December 31,
	2016	2015
Statutory tax rate	34.00%	34.00%
State tax, net of Federal benefits	3.63%	3.63%
Change in valuation allowance	(37.63)%	(37.63)%
Effective tax rate	—%	—%

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2015, Restated:

Deferred tax assets:
Equity based compensation	$97,276
Allowance for doubtful accounts	9,520
Depreciation and amortization timing differences	—
Net operating loss carryforward	1,015,748
On-line training certificate reserve	818
Total deferred tax assets	1,123,362
Valuation allowance	(1,120,842)

Deferred tax assets net of valuation allowance	2,520

Less deferred tax assets – non-current, net of valuation allowance	2,330

Deferred tax assets – current, net of valuation allowance	$190

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

13. AUTHORIZATION OF PREFERRED STOCK

During the second quarter of 2010, the holder of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of preferred stock. The preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company. The Company authorized the preferred stock for the purpose of added flexibility in seeking capital and potential acquisition targets. The amendment authorizing the issuance of shares of preferred stock grants the Board authority, without further action by our stockholders, to designate and issue preferred stock in one or more series and to designate certain rights, preferences and restrictions of each series, any or all of which may be greater than the rights of the common stock. As of December 31, 2016 and December 31, 2015, the 425,000 shares of preferred stock are owned by the Company’s Chief Executive Officer. The preferred shares have 250 to 1 voting rights over the common stock, and are convertible into 31,481 shares of common stock. The preferred stock votes with the Company’s common stock, except as otherwise required under Florida law. Accordingly, Mr. Carmichael will have approximately 55% of the combined voting power of the Common Stock and Series A Convertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.

14. COMMITMENTS AND CONTINGENCIES

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

As previously disclosed, the Company and Trebor were co-defendants under an action filed by an individual in June 2013 in the Circuit Court of Broward County claiming personal injury resulting from use of a Brownie’s Third Lung. Plaintiff claimed damages in excess of $1,000,000. This matter was settled during the three months ended September 30, 2016 by the Company’s insurance carrier at no additional cost to the Company.

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, as previously disclosed, the Company, Trebor and other third parties, are each named as a co-defendants under an action filed in March 2015 in the Circuit Court of Broward County under Case No. CACE15-03238 by the Estate of Ernesto Rodriguez, claiming wrongful death and products liability resulting in the decedent’s drowning death while using a Brownie’s Third Lung product. This claim falls outside the Company’s period of insurance coverage. Plaintiff has claims damages exceeding $1,000,000. A default judgment was entered against Trebor in 2015 due to its failure to timely respond to the complaint. The Company has obtained different legal representation in this matter and attempted to have the default set aside. On November 2, 2016, the court granted plaintiff’s motion for sanctions against our company for frivolous litigation relating to our attempt to have the matter dismissed and granted the plaintiff’s motion to strike our motion for summary judgment due to our initial default. The Company believes the claim to be a Workers Compensation claim relating exclusively against other non-affiliated defendants and without merit, and will aggressively defend this action and to appeal the default judgment. In the event Trebor is unable to overturn the default judgment and the defendants are determined to be at fault, we would seek to allocate damages among all of the other parties, including the plaintiff. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated due to the undetermined validity of any claim or claims made by plaintiff and the mitigating factors among the parties. Therefore, the Company has not recorded reserves and contingent liabilities related to this matter. However, in the future, as the case progress, the Company may be required to record a contingent liability or reserve for these matters.

On August 14, 2014, the Company entered into a new lease commitment. Terms of the new lease include thirty-seven-month term commencing on September 1, 2014; payment of $5,367 security deposit; base rent of approximately $4,000 per month over the term of the lease plus sales tax; and payment of 10.76% of annual operating expenses (i.e. common areas maintenance), which is approximately $2,000 per month subject to periodic adjustment. On December 1, 2016, we entered into an amendment to the initial lease agreement, commencing on October 1, 2017, extending the term for an additional eighty-four months, expiring September 30, 2024. The base rent was increased to $4,626 per month with a 3% annual escalation throughout the amended term. We believe that the facilities are suitable for their intended purpose, are being efficiently utilized and provide adequate capacity to meet demand for the foreseeable future.

Base rent expense, attributable to the Company’s headquarters facility totaled approximately $48,000 and $48,000 for the years ended December 31, 2016 and 2015, respectively.

The following is an estimate of future minimum rental payments required under our lease agreement on August 14, 2014 and as amended December 1, 2016:

Operating lease
year 1	$49,879
year 2	55,933
year 3	57,611
year 4	59,339
year 5 and thereafter	238,633
$461,395

15. EQUITY AND EQUITY INCENTIVE PLAN

Royalties expense – related parties – The Company has Exclusive License Agreements with 940 Associates, Inc. (hereinafter referred to as “940A”), an entity owned by the Company’s Chief Executive Officer, to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. Based on this license agreement, the Company pays 940A 2.5% of gross revenues per quarter. Total royalty expense for the above agreements for the years ended December 31, 2016 and 2015, as disclosed on the face of the Company’s Consolidated Statements of Operations totaled $56,054 and $67,849, respectively. As of December 31, 2015, the Company was approximately 27 months in arrears on royalty payments due. In November 2016, the Company entered into a conversion agreement under which the Company issued 10,000,000 shares of restricted common stock in satisfaction of $88,850 past due and payable to 940A. As of the date of the conversion agreement, the Company was more than 31 months in arrears on its royalty payments totaling approximately $151,000. In addition, 940A has agreed to forebear on any default under the License Agreement due to the Company’s remaining past due amount for a period of three months from the effective date of the conversion agreement. The shares issued were valued at $0.008885 per share, the closing price of the stock on the effective date of the conversion agreement. No default notice had been received and prior to the conversion agreement.

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 22, 2007, the Company adopted an Equity Incentive Plan (the “Plan”). Under the Plan, Stock Options may be granted to Employees, Directors, and Consultants in the form of Incentive Stock Options or Nonstatutory Stock Options. Stock Purchase Rights, time vested and/performance invested Restricted Stock, and Stock Appreciation Rights and Unrestricted Shares may also be granted under the Plan. The initial maximum number of shares that may be issued under the Plan shall be 297 shares, and no more than 75 Shares of Common Stock may be granted to any one Participant with respect to Options, Stock Purchase Rights and Stock Appreciation Rights during any one calendar year period. Common Stock to be issued under the Plan may be either authorized and unissued or shares held in treasury by the Company. The term of the Plan shall be ten years. The Board of Directors may amend, alter, suspend, or terminate the Plan at any time. All 297 options were issued under the plan prior to January 1, 2010, with an exercise price of $1,350 per share and to-date all remain outstanding.

Effective April 15, 2016, Trebor, the wholly-owned subsidiary of the Company, entered into an employment agreement with Mr. Purdon, a former employee of Trebor and affiliate of the Company. Under the terms of the agreement Mr. Purdon agreed to provide business and sales services to the Company through August 31, 2016. Wages due to Mr. Purdon were payable at the sole discretion of the Company in shares of its restricted common stock at a price per share of $0.10 cents per share. Mr. Purdon received 360,000 shares of restricted common stock for services performed under the agreement during 2016 which was valued at $36,000. Furthermore, as additional consideration for the Company to enter into the agreement, Mr. Purdon tendered 28,403,252 shares of the Company’s common stock beneficially owned by Mr. Purdon to the Company. The shares were retired and returned to the Company’s treasury without further consideration.

16. EQUITY BASED INCENTIVE/RETENTION BONUSES

On November 2, 2012, the Board of Directors consented to grant equity based bonuses to certain key employees and consultants as an incentive to retain their services. Stock incentive bonuses were to vest, and be paid out on May 2, 2013, contingent upon continued employment or service. The stock bonus price per share was calculated based on last closing price as reported on per the OTCBB prior to the grant date for a total of $75,100. Shares were set aside and reserved for this transaction. The Company accrued operating expense ratably from the time of the awards through May 2, 2013, when vested. Of the 61,852 vested shares, only 5,185 were issued. On April 29, 2016, the Board of Directors determined it was not in the best interest of either the Company or the recipients to pay bonuses based on the current and foreseeable share price and cancelled the bonuses payable. The results of this action, 56,669 shares to be issued are included in a reduction of shares payable as reflected on the equity (deficit) and balance sheet at December 31, 2016.

17. SUBSEQUENT EVENTS

On March 1, 2017, the Company and 940A entered into a conversion agreement. Under the agreement the Company issued 940A 4,587,190 shares of restricted common stock in satisfaction of $63,303.23, which represented all past due and payable amounts to 940A under that certain Exclusive License Agreement by and between the parties as of March 1, 2017, As of the date of the agreement the Company was more than 3 months in arrears on royalty payments due under the Exclusive License Agreement. The shares were issued at a price per share of $0.0138, which exceeds the closing price of the Company’s common stock as reported on the OTC Markets on the date immediately preceding the closing. The shares issued to the 940A were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended, in reliance on the exemption provided by Section 3(a)(9) of that act.

