Form 10-Q
period 2017-03-31
Brownie's Marine Group, Inc
filed 2017-06-19
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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
Emerging growth company [ ]

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 7(a)(2)(B) of the Securities Act: [  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

There were 73,493,896 shares of common stock outstanding as of June 13, 2017.

PART I

Item 1. Financial Statements

Financial Information

BROWNIE’S MARINE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS

Current assets
Cash	$178,854	$191,749
Accounts receivable, net of $18,000 and $18,000 allowance for doubtful accounts, respectively	12,142	1,026
Accounts receivable - related parties	55,605	68,239
Inventory	761,451	672,520
Prepaid expenses and other current assets	41,354	84,336
Total current assets	1,049,406	1,017,870

Property, equipment, and leasehold improvements, net	48,107	56,908
Deferred tax asset, net - non-current	—	2,520
Other assets	6,649	6,649

Total assets	$1,104,162	$1,083,947

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$330,139	$323,578
Customer deposits and unearned revenue	12,791	31,577
Royalties payable - related parties	310	64,240
Other liabilities	173,634	176,614
Convertible debentures, net	312,743	312,743
Notes payable	4,590	6,133
Total current liabilities	834,207	914,885

Total liabilities	834,207	914,885

Commitments and contingencies

Stockholders’ equity
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding	425	425
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; 73,493,896 and 68,906,706 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	7,349	6,890
Common stock payable; $0.0001 par value; 138,941 and 138,941 shares, respectively	14	14
Additional paid-in capital	8,855,626	8,792,782
Accumulated deficit	(8,593,459)	(8,631,049)
Total stockholders’ equity	269,955	169,062

Total liabilities and stockholders’ equity	$1,104,162	$1,083,947

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BROWNIE’S MARINE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2017	2016

Net revenues
Net revenues	$287,817	$281,361
Net revenues - related parties	158,423	110,012
Total net revenues	446,240	391,373

Cost of net revenues
Cost of net revenues	203,411	269,829
Cost of net revenues-related parties	35,737	55,571
Royalties expense - related parties	10,873	9,539
Total cost of net revenues	250,021	334,939

Gross profit	196,219	56,434

Operating expenses
Selling, general and administrative	151,334	152,806
Research and development costs	563	1,352
Total operating expenses	151,897	154,158

Income (loss) from operations	44,322	(97,724)

Other (income) expense, net
Debt settlement	—	(93,838)
Other (income) expense, net	(990)	(26,403)
Interest expense	7,722	7,759
Interest expense - related parties	—	73
Total other (income) expense, net	6,732	(112,409)

Net income before provision for income taxes	37,590	14,685

Provision for income tax expense	—	—

Net income	$37,590	$14,685

Basic income per common share	$—	$—
Diluted income per common share	$—	$—

Basic weighted average common shares outstanding	70,435,275	86,838,897
Diluted weighted average common shares outstanding	105,912,878	92,368,596

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BROWNIE’S MARINE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Preferred stock		Common stock		Common stock payable		Additional paid-in	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Equity’

Balance, January 1, 2017	425,000	$425	68,906,706	$6,890	138,941	$14	$8,792,782	$(8,631,049)	$169,062

Conversion of related party debt to stock	—	—	4,587,190	459	—	—	62,844	—	63,303

Net Income	—	—	—	—	—	—	—	37,590	37,590

Balance, March 31 , 2017	425,000	$425	73,493,896	$7,349	138,941	$14	$8,855,626	$(8,593,459)	$269,955

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BROWNIE’S MARINE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2017	2016

Cash flows provided by operating activities:
Net income	$37,590	$14,685
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	8,801	8,979
Gain on cancellation of debt	—	(93,938)
Shares issued for interest expenses	—	73
Change in deferred tax asset, net	2,520	—
Changes in operating assets and liabilities:
Change in accounts receivable, net	(11,116)	29,216
Change in accounts receivable - related parties	12,634	(4,670)
Change in inventory	(88,931)	3,489
Change in prepaid expenses and other current assets	42,982	(219)
Change in other current assets - related parties	—	3,020
Change in accounts payable and accrued liabilities	6,561	48,655
Change in customer deposits and unearned revenue	(18,786)	(7,165)
Change in other liabilities	(2,980)	(5,405)
Change in other liabilities and accrued interest - related parties	(627)	—
Change in royalties payable - related parties	—	1,029
Net cash used in operating activities	(11,352)	(2,251)

Cash flows from investing activities:
Net cash used in investing activities	—	—

Cash flows from financing activities:
Principal reduction on convertible debentures	—	(472)
Principal payments on notes payable	(1,543)	(1,524)
Principal payments on note payable – related parties	—	(2,250)
Net cash (used in) provided by financing activities	(1,543)	(4,246)

Net change in cash	(12,895)	(6,497)

Cash, beginning of period	191,749	141,822

Cash, end of period	$178,854	$135,325

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BROWNIE’S MARINE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2017		2016
Supplemental disclosures of cash flow information:
Cash paid for interest	$		$242

Cash paid for income taxes		$—	$—

Supplemental disclosures of non-cash investing activities and future operating activities:

Conversion of accrued interest on note payable - related party to stock		$—	$73

Conversion of related party debt to stock		$63,303	$—

Gain on debt cancellation		$—	$(93,938)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BROWNIE’S MARINE GROUP,INC.

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

The condensed consolidated financial statements as of March 31, 2017 and for the three month periods ended March 31, 2017 and 2016 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2017, and the results of operations for the three month periods ended March 31, 2017 and 2016, the statement of stockholders’ equity for the three months ended March 31, 2017 and the statements of cash flows for the three month periods ended March 31, 2017 and 2016. The condensed consolidated results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the entire year. The condensed consolidated balance sheet as of December 31, 2016 has been derived from the Company’s audited financial statements for the year ended December 31, 2016. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with our audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2016 as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K which was filed on April 17, 2017.

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

Reclassifications – Certain reclassifications may have been made to the 2016 financial statement amounts and disclosures to conform to the 2017 financial statement presentation.

Going Concern – The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. Although profitable for the three years ended December 31, 2016, we have frequently incurred losses since 2009.

The Company is behind on payments due for matured convertible debentures, accrued liabilities and certain vendor payables. The Company is handling delinquencies on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about BWMG’s ability to continue as a going concern within one year from date the financial statements are issued. Therefore, the Company may need to raise additional funds and is currently exploring alternative sources of financing. BWMG has issued a number of convertible debentures in the past as an interim measure to finance working capital needs and may continue to raise additional capital through sale of restricted common stock or other securities, and obtaining some short term loans. The Company has previously paid for some legal and consulting services with restricted stock to maximize working capital and intends to continue this practice when possible. In addition, the Company continues to explore additional cost saving measures.

BROWNIE’S MARINE GROUP,INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

If BWMG fails to raise additional funds when needed, or does not have sufficient cash flows from sales, it may be required to scale back or cease operations, liquidate assets and possibly seek bankruptcy protection. The accompanying unaudited consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Property, equipment and leasehold improvements – Property, equipment and leasehold improvements are stated at cost less accumulated depreciation or amortization. Depreciation and amortization is provided principally on the straight-line method over the estimated useful lives of the assets or term of the lease, which are primarily 3 to 5 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Revenue recognition – Revenues from product sales are recognized when the Company’s products are shipped or when service is rendered. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, when applicable, measured by the percentage of cost incurred to date to estimated total cost of each contract. This method is used because management considers the percentage of cost incurred to date to estimated total cost to be the best available measure of progress on the contracts. As of March 31, 2017 and 2016, there were no ongoing contracts being accounted for using the percentage of completion method.

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

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which occur. Advertising and trade show expense incurred for the three months ended March 31, 2017 and 2016, totaled $1,157 and $1,997, respectively.

BROWNIE’S MARINE GROUP,INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Research and development costs – The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the three month periods ending March 31, 2017 and 2016 the Company incurred $563 and $1,352, respectively, of expenses related to research and development costs.

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

BROWNIE’S MARINE GROUP,INC.

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

At March 31, 2017, and December 31, 2016, the carrying amount of cash, accounts receivable, accounts receivable – related parties, customer deposits and unearned revenue, royalties payable – related parties, other liabilities, notes payable, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

Earnings per common share – Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings per share are computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and dilutive and common stock equivalent shares, if any, outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Potentially dilutive shares included in dilutive earnings per share totaled 35,477,603 and 5,529,699 for the three months ended March 31, 2017 and 2016, respectively.

New accounting pronouncements – In April 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” ASU 2016- provides guidance regarding the classification of certain items within the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017 with early adoption permitted. We do not believe this ASU will have an impact on our results of operation, cash flows, other than presentation, or financial condition.

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

BROWNIE’S MARINE GROUP,INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of ASU 2016-09 did not have a material effect on our condensed consolidated financial statements.

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

The Company believes there was no other new accounting guidance adopted, but not yet effective that either has not already been disclosed in prior reporting periods or is relevant To Whom It May Concern: the readers of our financial statements.

2. INVENTORY

Inventory consists of the following as of:

	March 31, 2017	December 31, 2016

Raw materials	$515,637	$402,407
Work in process	—	—
Finished goods	245,814	270,113
	$761,451	$672,520

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	March 31, 2017	December 31, 2016

Prepaid inventory	$8,876	$30,076
Prepaid insurance	—	6,968
Prepaid other current assets	32,478	47,292
	$41,354	$84,336

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following as of:

	March 31, 2017	December 31, 2016

Factory and office equipment	$125,832	$121,782
Computer equipment and software	27,469	31,519
Vehicles	44,160	44,160
Leasehold improvements	43,779	43,779
	241,240	241,240
Less: accumulated depreciation and amortization	(193,133)	(184,332)
	$48,107	$56,908

Depreciation and amortization expense totaled $8,801 and $8,979 for the three month periods ending March 31, 2017 and 2016, respectively.

BROWNIE’S MARINE GROUP,INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. OTHER ASSETS

Other assets of $6,649 at March 31, 2017 and December 31, 2016, respectively, consisted solely of refundable deposits.

6. CUSTOMER CREDIT CONCENTRATIONS

The Company sells to three (3) entities owned by the brother of Robert Carmichael, the Company’s Chief Executive Officer, and three (3) companies owned or controlled by the Chief Executive Officer as further discussed in Note 7. RELATED PARTIES TRANSACTIONS. Combined sales to these six (6) entities for the three months ended March 31, 2017 and 2016, represented 35.50% and 28.11% respectively, of total net revenues.

7. RELATED PARTIES TRANSACTIONS

Net revenues and accounts receivable – related parties – The Company sells products to Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers with similar sales volume. Combined net revenues from these entities for three months ended March 31, 2017 and 2016, was $158,423 and $110,012, respectively. Accounts receivable from Brownie’s Southport Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys totaled $21,485, $9,769 and $16,105 at March 31, 2017, respectively. Accounts receivable from Brownie’s Southport Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys totaled $40,012, $5,809, and $18,410, at December 31, 2016, respectively.

The Company sells products to Brownie’s Global Logistics, LLC. (“BGL”), 3D Buoy and 940 Associates, Inc., affiliated with the Company’s Chief Executive Officer. Terms of sale are more favorable than those extended to BWMG’s regular customers, but no more favorable than those extended to Brownie’s strategic partners. Terms of sale to BGL approximate cost or include a nominal margin. These terms are consistent with those extended to Brownie’s strategic partners. Strategic partner terms on a per order basis include promotion of BWMG’s technologies and “Brownie’s” brand, offered only on product or services not offered for resale, and must provide for reciprocal terms or arrangements to BWMG on strategic partners’ product or services. BGL is fulfilling the strategic partner terms by providing exposure for BWMG’s technologies and “Brownie’s” brand in the yachting and exploration community world-wide through its operations. Combined net revenues from these entities for three month periods ended March 31, 2017 and 2016, were $506 and $589, respectively. Accounts receivable from BGL, 3D Buoy and 940 Associates at March 31, 2017 totaled $0, $0, and $335, respectively. Accounts receivable from BGL, 3D Buoy and 940 Associates at December 31, 2016 totaled $0, $3,074, and $0, respectively.

Royalties expense – related parties – The Company has an Exclusive License Agreement with 940 Associates, Inc. (hereinafter referred to as “940A”), an entity owned by the Company’s Chief Executive Officer, to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. This License Agreement calls for the Company to pay 940A 2.5% of gross revenues per quarter. Total royalty expense for the above agreements for the three months and ended March 31, 2017 and 2016, as disclosed on the face of the Company’s Condensed Consolidated Statements of Operations totaled $10,873 and $9,539, respectively. In November 2016, the Company entered into a conversion agreement under which the Company issued 10,000,000 shares of restricted common stock in satisfaction of $88,850 past due and payable to 940A. As of the date of the conversion agreement, the Company was more than 31 months in arrears on its royalty payments totaling approximately $151,000. In addition, 940A agreed to forebear on any default under the License Agreement due to the Company’s remaining past due amount for a period of three months from the effective date of the conversion agreement. The shares issued were valued at $0.008885 per share, the closing price of the stock on the effective date of the conversion agreement. No default notice had been received prior to the conversion agreement.

BROWNIE’S MARINE GROUP,INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 1, 2017, the Company and 940A entered into a second conversion agreement with 940A. Under the agreement the Company issued 940A 4,587,190 shares of restricted common stock in satisfaction of $63,303, which represented all past due and payable amounts to 940A under the License Agreement by and between the parties as of March 1, 2017. As of the date of the agreement the Company was more than 3 months in arrears on royalty payments due under the License Agreement. The shares were issued at a price per share of $0.0138, which exceeded the closing price of the Company’s common stock as reported on the OTC Markets on the date immediately preceding the closing.

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

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consists of the following as of:

	March 31, 2017	December 31, 2016

Accounts payable trade and other	$102,300	$110,020
Accrued payroll & fringe benefits	27,181	20,416
Accrued payroll taxes & withholding	16,221	16,400
Accrued interest	184,437	176,742
	$330,139	$323,578

Balances due certain vendors are in arrears to varying degrees. The Company is handling all delinquent accounts on a case-by-case basis.

9. OTHER LIABILITIES

Other liabilities consist of the following as of:

	March 31, 2017	December 31, 2016

Short-term loans	$170,971	$160,782
Asset purchase agreement payable	—	12,857
On-line training liability	2,663	2,975
	$173,634	$176,614

BROWNIE’S MARINE GROUP,INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. NOTES PAYABLE

Notes payable consists of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Promissory note payable, secured by vehicle underlying loan having carrying value of $4,590 and $6,133 at March 31, 2017 and December 31, 2016, respectively, bearing interest at 1.9% per annum, due in monthly principal and interest payments of $523, maturing on December 5, 2017	$4,590	$6,133

Less amounts due within one year	(4,590)	(6,133)

Long-term portion of notes payable	$—	$—

As of March 31, 2017 and December 31, 2016, principal payments on the notes payable are as follows:

2017	$4,590	$6,133
2018	—	—
2019	—	—
2020	—	—
2021	—	—
Thereafter	—	—

	$4,590	$6,133

11. CONVERTIBLE DEBENTURES

Convertible debentures consist of the following at March 31, 2017 and December 31, 2016:

Origination Date	Maturity Date	Interest Rate	Origination Principal	Origination Discount	March 31, 2017 Debenture Balance	March 31, 2017 Accrued Interest	December 31, 2016 Debenture Balance	December 31, 2016 Accrued Interest	Ref.
5/3/2011	5/5/2012	10%	300,000	(206,832)	300,000	177,500	300,000	170,000	(1)
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	2,813	10,000	2,687	(2)
2/10/2012	2/10/2014	10%	39,724	—	2,743	4,124	2,743	4,055	(3)
					$312,743	$184,437	$312,743	$176,742

Reference numbers in right hand column of table entitled Ref. refer to paragraphs with corresponding numbers that immediately follow this paragraph.

(1) On May 3, 2011, the Company borrowed $300,000 in exchange for a convertible debenture. The Debenture bears 10% interest per annum. The lender may at any time convert any portion of the debenture to common shares at a 30% discount of the “Market Price” of the stock based on the average of the previous ten (10) days weighted average closing prices on the date prior to the notice of conversion. The Company may prepay the debenture plus accrued interest at any time before maturity. In addition, as further inducement for loaning the Company the funds, the Company granted the lender 300,000 and 600,000 warrants at $337.50 and $472.50 per share (after restatement for 1 for -1,350- reverse stock split), respectively. As a result, the Company allocated fair market value (“FMV”) to both the BCF and to the warrants, or $206,832, which was recorded as a discount against the debenture. The Company accreted the discount to the convertible debenture through maturity and will accrue interest expense until paid in full or converted. Before discount, the Company determined the FMV of the warrants as $45,000 using the Black-Scholes valuation model.

BROWNIE’S MARINE GROUP,INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2) The Company borrowed $10,000 in exchange for a convertible debenture. The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4) highest closing bid prices over the preceding five (5) trading days. The Company valued the BCF of the convertible debenture at $4,286, which was accreted to interest expense through August 2013, the initial maturity date.

(3) The Company entered into three new debenture agreements upon sale or assignment by the original lender. Because the stated terms of the new debenture agreement and principal amounts were significantly different from the original debenture, including analysis of the value of the beneficial conversion feature at the assignment or purchase date, the transactions are treated as extinguishment of the old debentures and recorded as new for accounting purposes.

The conversion price under the debentures is $0.37125 and the lender may convert at any time until the debenture plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender will be limited to maximum conversion of 4.99% of the outstanding Common Stock of the Company at any one time.

12. AUTHORIZATION OF PREFERRED STOCK

During the second quarter of 2010, the holder of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of preferred stock. The preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company from time to time in accordance with the provisions of the Florida Business Corporation Act. Before modification, the existing Articles of Incorporation did not authorize the issuance of shares of preferred stock. The Company authorized the preferred stock for the purpose of added flexibility in seeking capital and potential acquisition targets. The amendment authorizing the issuance of shares of preferred stock grants the Board authority, without further action by our stockholders, to designate and issue preferred stock in one or more series and to designate certain rights, preferences and restrictions of each series, any or all of which may be greater than the rights of the common stock. As of March 31, 2017, and December 31, 2016, the 425,000 shares of preferred stock are owned by the Company’s Chief Executive Officer. The preferred shares have 250 to 1 voting rights over the common stock, and are convertible into 31,481 shares of common stock. The preferred stock votes with the Company’s common stock, except as otherwise required under Florida law. Accordingly, Mr. Carmichael will have approximately 55% of the combined voting power of the Common Stock and Series A Convertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.

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

BROWNIE’S MARINE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition, as previously disclosed, the Company, Trebor and other third parties, are each named as a co-defendants under an action filed in March 2015 in the Circuit Court of Broward County under Case No. CACE15-03238 by the Estate of Ernesto Rodriguez, claiming wrongful death and products liability resulting in the decedent’s drowning death while using a Brownie’s Third Lung product. This claim falls outside the Company’s period of insurance coverage. Plaintiff has claims damages exceeding $1,000,000. A default judgment was entered against Trebor in 2015 due to its failure to timely respond to the complaint. The Company has obtained different legal representation in this matter and attempted to have the default set aside. On November 2, 2016, the court granted plaintiff’s motion for sanctions against our company for frivolous litigation relating to our attempt to have the matter dismissed and granted the plaintiff’s motion to strike our motion for summary judgment due to our initial default. The Company believes the claim to be a Workers Compensation claim relating exclusively against other non-affiliated defendants and without merit, and will aggressively defend this action and appeal the default judgment. In the event Trebor is unable to overturn the default judgment and the defendants are determined to be at fault, we would seek to allocate damages among all of the other parties, including the plaintiff. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated due to the undetermined validity of any claim or claims made by plaintiff and the mitigating factors among the parties. Therefore, the Company has not recorded reserves and contingent liabilities related to this matter. However, in the future, as the case progresses, the Company may be required to record a contingent liability or reserve for these matters.

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

Base rent expense, attributable to the Company’s headquarters facility totaled approximately $12,000 and $12,000 for the three month periods ended March 31, 2017 and 2016, respectively.

The following is an estimate of future minimum rental payments required under our lease agreement on August 14, 2014 and as amended December 1, 2016:

Operating lease
2017	$36,358
2018	49,931
2019	51,429
2020	52,972
2021 and thereafter	228,265
$418,955

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

16. INTEREST EXPENSE NON-RELATED PARTIES AND OTHER EXPENSE (INCOME), NET

For the three months ended March 31, 2017, non-related parties interest expense of $7,722 is comprised of $7,695 interest on convertible debentures and $27 interest on notes payable and other interest. For the three months ended March 31, 2016, non-related parties interest expense of $7,759 is comprised of $7,703 interest on convertible debentures and $56 interest on notes payable and other interest.

For the three months ended March 31, 2017, $990 other income, net is comprised of $311 in interest income and no other individually significant items. For the three months ended March 31, 2016, $112,409 other income, net was comprised primarily of $93,838 cancellation of convertible debentures and related interest, $14,970 royalty income, and $5,723 from the expiration of online training liability certificates offset by $2,122 in other insignificant expenses.

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

Results of Operations for the Three Months Ended March 31, 2017, as Compared to the Three Months Ended March 31, 2016

Net revenues. For the three months ended March 31, 2017, we had net revenues of $446,240 as compared to net revenues of $391,373 for the three months ended March 31, 2016, an increase of $54,867 or 14% The increase is primarily attributable to an increase in Tankfill and Nitrox sales to related parties, which increased from $110,012 to $158,423 between the periods. Sales of our hookah systems and related products to non-related parties remained relatively flat between periods. This change in sales and customer mix is not believed to be attributable to any particular sales trend or competitive pressures but rather normal fluctuations in market demand.

Cost of net revenues. Cost of net revenues declined during the first quarter 2017 compared to the first quarter 2016 representing, 56% of total net revenues compared to 86% for the prior year. This decline reflects the company’s cost cutting efforts implemented in 2016 including a 34% reduction in direct factory labor costs and modified raw materials purchasing procedures further reducing direct manufacturing costs. Due to technical advances, we are now purchasing less expensive and high quality and efficient motors. Furthermore, we have also implemented “blanket purchase order” procedures. Despite the fact we operating in a seasonal industry, we are committing to strategic, larger purchase orders, which enables us to purchase at a discount, while increasing inventory. We are also purchasing certain materials from new vendors under better terms. The main product categories of our business, Brownie’s Third Lung and Brownie’s Tankfill, are seasonal in nature. The peak season for Brownie’s Third Lung’s products is the second and third quarters of the year. The peak season for Brownie’s Tankfill’s products is the fourth and first quarters of the year. Since the seasons complement one another, we are able to shift cross-trained factory and warehouse personnel between the two product categories as needed. Thus, the Company is able to avoid the down time normally associated with seasonal business.

Gross profit. For the three months ended March 31, 2017, we had a gross profit of $196,219 as compared to gross profit of $56,434 for the three months ended March 31, 2016, an increase of $139,785. This increase resulted from the 14% increase in total net revenues coupled with the reduction in cost of revenues as described above.

Operating expenses. Operating expenses remained relatively constant for the three months ended March 31, 2017 compared to the same period of the preceding year. Selling, general and administrative expenses totaled $151,334 and $152,806 for the three months ending March 31, 2017 and 2016, respectively. This nominal decline, despite the 14% increase in net revenues between the periods, reflects the results of the Company’s cost cutting efforts initiated in 2016.

Other (income) expense, net. Other (income) expense, net totaled $6,732 in expense and ($112,409) in income for the three months ended March 31, 2017 and 2016, respectively. Other income expense for the three months ended March 31, 2017 was comprised of $990 in other income including $311 in interest income and $7,722 in interest expense. Other (income) expense for the three months ended March 31, 2016 was comprised transactions that are generally of a non-recurring nature. The three months ended March 31, 2016 included income of $93,838 resulting from the settlement of a convertible debenture and associated interest, $14,970 royalty payments, $13,870 reflecting an insurance audit adjustment and miscellaneous income amounts totaling $2,437.

Net Income. For the three months ended March 31, 2017, we had net income of $37,590 as compared to net income of $14,685 for the three months ended March 31, 2016. It should be noted that the net income for the first three months of 2016 was attributable to the $93,838 recognized on the settlement of a convertible note and related accrued interest. Absent this settlement transaction, we would have had a net loss during the first quarter 2016 of $79,153.

Liquidity and Capital Resources

As of March 31, 2017, the Company had cash and current assets (primarily consisting of inventory) of $1,049,406 and current liabilities of $834,207 or a current ratio of 1.26 to 1. This represents a working capital surplus of $215,199. This compares to working capital of $102,985 at December 31, 2016.

Net cash used in operating activities totaled $11,352 and $2,251 for the three months ended March 31, 2017 and 2016, respectively. Net cash used in operating activities in the first quarter of 2017 included an increase in inventory of $88,931, a reduction in customers’ deposits of $18,786 and an increase in accounts receivable of $11,116. The decline of $63,930 in royalties payable-related parties reflects the settlement of the $63,303 obligation through the issuance of 4,587,190 shares of our restricted common stock in March 2017, which did not require cash. These uses of cash were offset, in part, by a reduction in prepaid expenses and other current assets of $42,982, a reduction in accounts receivable-related parties of $12,634, an increase in accounts payable of $6,561 and depreciation and amortization of $8,801.

Net cash used in operating activities for the first quarter 2016 primarily reflected the non-cash gain on the collection of debt of $93,938 being offset by an increase in accounts payable of $48,655, a reduction in accounts receivable of $29,216 and depreciation and amortization expense recognized of $8,979.

The condensed unaudited consolidated financial statements included herein have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. Although we had net income for the years ended December 31, 2016, 2015 and 2014 and for the three months ending March 31, 2017, we have otherwise incurred annual losses since 2009, and expect we may have more losses in future periods.

The Company is behind on payments due for matured convertible debentures and certain vendor payables. The Company is handling delinquencies on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue. We currently do not have any product liability insurance and are a defendant in a wrongful death lawsuit and Trebor subject to a default judgment. In the event that we do not have adequate insurance or contractual indemnification, product liabilities relating to defective products could have a material adverse effect on our operations and financial conditions, which could force us to curtail or cease our business operations.

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

Although we had net income of $37,590 and $230,026 (inclusive of $234,678 attributable to the cancellation of debt) for the three months ending March 31, 2017 and year ended December 31, 2016, respectively, we anticipate that losses may occur in the foreseeable future. Additionally, the Company has negative cash flows from operations, is behind on payments due for matured convertible debentures, and certain vendor payables. The Company is working out all matters of delinquency on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue. This raises a substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon generating working capital and obtaining adequate new debt or equity financing. Because of our historical operational losses, we may not have working capital to permit us to remain in business during the twelve month period following the date of the financial statements included herein, without improvements in our cash flow from operations or new financing. Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses.

The optional conversion features of a series of convertible debentures issued by the Company could require the Company to issue a substantial number of shares of common stock, which will cause dilution to the Company’s stockholders and a potentially negative effect on our stock price.

Since October 4, 2010 the Company has issued convertible debentures to several lenders and other third parties. At March 31, 2017, the outstanding principal balance of these debentures was $312,743. The debentures convert under various conversion formulas, many of which may be at a significant discount to market price of our common stock. The conversion of any of the debentures will result in the issuance of a significant number of shares of our common stock, which will cause dilution to our existing shareholders. Furthermore, the conversion at a significant discount to the market price of our common stock may have a negative effect on our stock price.

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

We, like any other retailer, distributor and manufacturer of products that are designed for recreational sporting purposes, face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. Such claims may include, among other things, that our products are designed and/or manufactured improperly or fail to include adequate instructions as to proper use and/or side effects, if any. We do not anticipate obtaining contractual indemnification from parties-supplying raw materials, manufacturing our products or marketing our products. In any event, any such indemnification if obtained will be limited by our terms and, as a practical matter, to the credit worthiness of the indemnifying party. We currently do not have any product liability insurance and are a defendant in a wrongful death lawsuit. In the event that we do not have adequate insurance or contractual indemnification, product liabilities relating to defective products could have a material adverse effect on our operations and financial conditions, which could force us to curtail or cease our business operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable to Smaller Reporting Company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. The Company’s management, under the supervision and with the participation of Robert Carmichael, the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2017. Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2017, based on the criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As previously disclosed, the Company, Trebor and other third parties, are each named as a co-defendants under an action filed in March 2015 in the Circuit Court of Broward County under Case No. CACE15-03238 by the Estate of Ernesto Rodriguez, claiming wrongful death and products liability resulting in the decedent’s drowning death while using a Brownie’s Third Lung product. This claim falls outside the Company’s period of insurance coverage. Plaintiff has claims damages exceeding $1,000,000. A default judgment was entered against Trebor in 2015 due to its failure to timely respond to the complaint. The Company has obtained different legal representation in this matter and attempted to have the default set aside. On November 2, 2016, the court granted plaintiff’s motion for sanctions against our company for frivolous litigation relating to our attempt to have the matter dismissed and granted the plaintiff’s motion to strike our motion for summary judgment due to our initial default. The Company believes the claim to be a Workers Compensation claim relating exclusively against other non-affiliated defendants and without merit, and will aggressively defend this action and appeal the default judgment. In the event Trebor is unable to overturn the default judgment and the defendants are determined to be at fault, we would seek to allocate damages among all of the other parties, including the plaintiff. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated due to the undetermined validity of any claim or claims made by plaintiff and the mitigating factors among the parties. Therefore, the Company has not recorded reserves and contingent liabilities related to this matter. However, in the future, as the case progresses, the Company may be required to record a contingent liability or reserve for these matters.

Item 1a. Risk Factors

Not Applicable to Smaller Reporting Company.

Item 2. Unregistered sales of equity securities and use of proceeds

Except as otherwise previously disclosed, the Company did not sell any equity securities without registration under the Securities Act of 1933, as amended, during the period covered by this report.

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

* Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity (Deficit) (iv) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 15, 2017	Brownie’s Marine Group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer

