Form 10-Q
period 2017-06-30
Brownie's Marine Group, Inc
filed 2017-08-14
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

There were 73,493,402 shares of common stock outstanding as of August 7, 2017.

PART I

Item 1. Financial Statements

Financial Information

BROWNIE’S MARINE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash	$108,319	$191,749
Accounts receivable, net of $23,000 and $18,000 allowance for doubtful accounts, respectively	6,161	1,026
Accounts receivable - related parties	100,093	68,239
Inventory	843,354	672,520
Prepaid expenses and other current assets	76,896	84,336
Total current assets	1,134,823	1,017,870

Property and equipment, net	39,066	56,908

Deferred tax asset, net - non-current	2,520	2,520
Other assets	6,649	6,649

Total assets	$1,183,058	$1,083,947
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$411,675	$323,578
Customer deposits and unearned revenue	101,864	31,577
Royalties payable - related parties	-	64,240
Other liabilities	139,428	176,614
Convertible debentures, net	312,743	312,743
Notes payable	3,040	6,133
Total current liabilities	968,750	914,885

Total liabilities	968,750	914,885

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding	425	425
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; 73,493,402 and 68,906,212 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	7,349	6,890
Common stock payable; $0.0001 par value; 138,941 and 138,941 shares, respectively	14	14
Additional paid-in capital	8,855,626	8,792,782
Accumulated deficit	(8,649,106)	(8,631,049)
Total stockholders’ deficit	214,308	169,062
Total liabilities and stockholders’ deficit	$1,183,058	$1,083,947

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BROWNIE’S MARINE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net revenues
Net revenues	$287,189	$421,170	$575,006	$702,532
Net revenues - related parties	206,963	224,748	365,386	334,760
Total net revenues	494,152	645,918	940,392	1,037,292

Cost of net revenues
Cost of net revenues	163,607	436,283	367,018	761,684
Cost of net revenues - related parties	180,453	-	216,190	-
Royalties expense - related parties	18,613	16,079	29,486	25,618
Total cost of net revenues	362,673	452,362	612,694	787,302

Gross profit	131,479	193,556	327,698	249,990

Operating expenses
Selling, general and administrative	179,033	160,208	330,367	313,014
Research and development costs	642	63	1,205	1,415
Total operating expenses	179,675	160,271	331,572	314,429

Income (loss) from operations	(48,196)	33,285	(3,874)	(64,439)

Other (income) expense, net
Other (income) expense, net	(216)	(150,703)	(1,207)	(270,944)
Interest expense	7,668	7,758	15,390	15,517
Interest expense - related parties	-	-	-	73
Total other (income) expense, net	7,452	(142,945)	14,183	(255,354)

Net (loss) Income before provision for income taxes	(55,648)	176,230	(18,057)	190,915
Income tax	-	-	-	-
Net (loss) Income	$(55,648)	$176,230	$(18,057)	$190,915

Basic income (loss) per common share	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Diluted income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average common shares outstanding	73,493,402	62,949,592	71,972,786	74,894,245
Diluted weighted average common shares outstanding	73,493,402	68,790,924	71,972,786	80,735,576

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BROWNIE’S MARINE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2017	2016
Cash flow from operating activities:
Net (Loss) Income	$(18,057)	$190,915
Adjustments to reconcile net (loss) Income to net cash provided by operating activities:
Depreciation	17,842	10,663
Amortization of leasehold improvements	-	7,296
Gain on cancellation of debt	-	(234,678)
Shares issued for interest expense	-	73
Shares issued for payroll compensation	-	1,339
Changes in operating assets and liabilities:	-
Change in accounts receivable, net	(5,135)	50,321
Change in accounts receivable - related parties	(31,854)	(46,500)
Change in inventory	(170,834)	(14,890)
Change in prepaid expenses and other current assets	7,440	(43,687)
Change in other current assets - related parties	-	3,020
Change in accounts payable and accrued liabilities	88,097	75,408
Change in customer deposits and unearned revenue	70,287	5,937
Change in other liabilities	(37,186)	(20,304)
Change in royalties payable - related parties	(937)	8,608
Net cash used in operating activities	(80,337)	(6,479)

Cash flows from financing activities:
Principal reduction on convertible debentures	-	(472)
Principal payments on notes and loans payable	-	(3,553)
Repayments of Notes Payable	(3,093)	-
Principal payments on note payable - related parties	-	(2,250)
Net cash used in financing activities	(3,093)	(6,275)

Net change in cash	(83,430)	(12,754)

Cash, beginning of period	191,749	141,822

Cash, end of period	$108,319	$129,068

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BROWNIE’S MARINE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Supplemental disclosures of cash flow information:

	2017	2016
Supplemental information:
Cash paid for interest	$—	$416
Cash paid for income taxes	$—	$—
Non cash investing and financing activities:
Conversion of related party royalty payable	$63,303	$—

Conversion of accrued payroll to stock	$—	$1,345

Conversion of accrued interest on note payable - related party to stock	$—	$73

Gain on debt cancellation	$—	$234,678

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BROWNIE’S MARINE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of business and summary of significant accounting policies

Description of business – Brownie’s Marine Group, Inc., (hereinafter referred to as the “Company”, “we” or “BWMG”) designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and nitrox generation systems, and scuba and water safety products through its wholly owned subsidiary Trebor Industries, Inc. The Company sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility in Pompano Beach, Florida. The Company does business as (dba) Brownie’s Third Lung, the dba name of Trebor Industries, Inc. The Company’s common stock is quoted on the OTC Markets (Pink) under the symbol “BWMG”.

Basis of Presentation – The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented have been included.

The condensed consolidated financial statements as of June 30, 2017 and for the three and six month periods ended June 30, 2017 and 2016 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2017, and the results of operations for the three and six month periods ended June 30, 2017 and 2016, and the statements of cash flows for the six month periods ended June 30, 2017 and 2016. The condensed consolidated results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the entire year. The condensed consolidated balance sheet as of December 31, 2016 has been derived from the Company’s audited financial statements for the year ended December 31, 2016. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with our audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2016 as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K which was filed on April 17, 2017.

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

Reclassifications – Certain reclassifications have been made to the 2016 financial statement amounts and disclosures to conform to the 2017 financial statement presentation.

Going Concern – The accompanying condensed unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. Although with a minimal loss for the six months ended June 30, 2017, and profitable for the three years ended December 31, 2016, we have frequently incurred losses since 2009.

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

Revenue recognition – Revenues from product sales are recognized when the Company’s products are shipped or when service is rendered. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, when applicable, measured by the percentage of cost incurred to date to estimated total cost of each contract. This method is used because management considers the percentage of cost incurred to date to estimated total cost to be the best available measure of progress on the contracts. As of June 30, 2017, and 2016, there were no ongoing contracts being accounted for using the percentage of completion method.

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

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which occur. Advertising and trade show expense incurred for the three months ended June 30, 2017 and 2016, totaled $11,970 and $1,240, respectively. Advertising and trade show expense incurred for the six months ended June 30, 2017 and 2016, was $13,127 and $3,237, respectively.

BROWNIE’S MARINE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Research and development costs – The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the three month periods ending June 30, 2017 and 2016 the Company incurred $642 and $63, respectively, of expenses related to research and development costs. During the six month periods ending June 30, 2017 and 2016 the Company incurred $1,205 and $1,415, respectively, of expenses related to research and development costs.

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

At June 30, 2017, and December 31, 2016, the carrying amount of cash, accounts receivable, accounts receivable – related parties, customer deposits and unearned revenue, royalties payable – related parties, other liabilities, notes payable, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

Earnings per common share – Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings per share are computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and dilutive and common stock equivalent shares, if any, outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Potentially dilutive shares excluded in dilutive earnings per share totaled 50,807,948 for the six months ended June 30, 2017 as the effect was anti-dilutive.

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

2.	INVENTORY

Inventory consists of the following as of:

	June 30, 2017	December 31, 2016

Raw materials	$570,604	$402,407
Work in process	—	—
Finished goods	272,750	270,113
	$843,354	$672,520

BROWNIE’S MARINE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

	June 30, 2017	December 31, 2016

Prepaid inventory	$10,943	$30,076
Prepaid insurance	—	6,968
Prepaid other current assets	65,953	47,292
	$76,896	$84,336

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following as of:

	June 30, 2017	December 31, 2016

Factory and office equipment	$125,832	$121,782
Computer equipment and software	27,469	31,519
Vehicles	44,160	44,160
Leasehold improvements	43,779	43,779
	241,240	241,240
Less: accumulated depreciation and amortization	(202,174)	(184,332)
	$39,066	$56,908

Depreciation and amortization expense totaled $9,041 and $17,842 for the three and six months periods ending June 30, 2017, and $5,332 and $10,663 for the three and six months periods ending June 30, 2016 respectively.

5.	OTHER ASSETS

Other assets of $6,649 at June 30, 2017 and December 31, 2016, respectively, consisted solely of refundable deposits.

6.	CUSTOMER CREDIT CONCENTRATIONS

The Company sells to three (3) entities owned by the brother of Robert Carmichael, the Company’s Chief Executive Officer, and three (3) companies owned or controlled by the Chief Executive Officer as further discussed in Note 7. RELATED PARTIES TRANSACTIONS. Combined sales to these six (6) entities for the three months ended June 30, 2017 and 2016, represented 41.88% and 34.80% respectively, of total net revenues. Combined sales to these six (6) entities for the six months ended June 30, 2017 and 2016, represented 38.85% and 32.27% respectively, of total net revenues.

7.	RELATED PARTIES TRANSACTIONS

Net revenues and accounts receivable – related parties – The Company sells products to Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers with similar sales volume. Combined net revenues from these entities for three months ended June 30, 2017 and 2016, was $206,963 and $224,748, respectively. Combined net revenues from these entities for six months ended June 30, 2017 and 2016, was $365,386 and $334,760 respectively. Accounts receivable from Brownie’s Southport Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys totaled $100,093 at June 30, 2017 and $64,231, at December 31 2016, respectively.

BROWNIE’S MARINE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company sells products to Brownie’s Global Logistics, LLC. (“BGL”), 3D Buoy and 940 Associates, Inc., affiliated with the Company’s Chief Executive Officer. Terms of sale are more favorable than those extended to BWMG’s regular customers, but no more favorable than those extended to Brownie’s strategic partners. Terms of sale to BGL approximate cost or include a nominal margin. These terms are consistent with those extended to Brownie’s strategic partners. Strategic partner terms on a per order basis include promotion of BWMG’s technologies and “Brownie’s” brand, offered only on product or services not offered for resale, and must provide for reciprocal terms or arrangements to BWMG on strategic partners’ product or services. BGL is fulfilling the strategic partner terms by providing exposure for BWMG’s technologies and “Brownie’s” brand in the yachting and exploration community world-wide through its operations. Combined net revenues from these entities for three months ended June 30, 2017, and 2016, were $2,732 and $1,931, respectively. Combined net revenues from these entities for six months ended June 30, 2017, and 2016, were $3,067 and $2,521, respectively. Accounts receivable from BGL, 3D Buoy and 940 Associates at June 30, 2017 totaled $0, $0, and $335, respectively. Accounts receivable from BGL, 3D Buoy and 940 Associates at December 31, 2016 totaled $0, $3,074, and $0, respectively.

Royalties expense – related parties – The Company has an Exclusive License Agreement with 940 Associates, Inc. (hereinafter referred to as “940A”), an entity owned by the Company’s Chief Executive Officer, to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. This license agreement calls for the Company to pay 940A 2.5% of gross revenues per quarter. Total royalty expense for the above agreements for the three months and ended June 30, 2017 and 2016, is disclosed on the face of the Company’s Condensed Consolidated Statements of Operations totaling $18,613 and $16,079, respectively, and for the six months and ended June 30, 2017 and 2016 totaled $29,486 and $25,618, respectively. In November 2016, the Company entered into a conversion agreement under which the Company issued 10,000,000 shares of restricted common stock in satisfaction of $88,850 past due and payable to 940A. As of the date of the conversion agreement, the Company was more than 31 months in arrears on its royalty payments totaling approximately $151,000. In addition, 940A has agreed to forebear on any default under the License Agreement due to the Company’s remaining past due amount for a period of three months from the effective date of the conversion agreement. The shares issued were valued at $0.008885 per share, the closing price of the stock on the effective date of the conversion agreement. No default notice had been received prior to the conversion agreement.

On March 1, 2017, the Company and 940A entered into a conversion agreement. Under the agreement the Company issued 940A 4,587,190 shares of restricted common stock in satisfaction of $63,303, which represented all past due and payable amounts to 940A under that certain Exclusive License Agreement by and between the parties as of March 1, 2017, As of the date of the agreement the Company was more than 3 months in arrears on royalty payments due under the Exclusive License Agreement.

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

BROWNIE’S MARINE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consists of the following as of:

	June 30, 2017	December 31, 2016

Accounts payable trade and other	$178,999	$110,020
Accrued payroll & fringe benefits	25,908	20,416
Accrued payroll taxes & withholding	14,636	16,400
Accrued interest	192,132	176,742
	$411,675	$323,578

Balances due certain vendors are in arrears to varying degrees. The Company is handling all delinquent accounts on a case-by-case basis.

9.	OTHER LIABILITIES

Other liabilities consist of the following as of:

	June 30, 2017	December 31, 2016

Short-term loans	$139,428	$160,782
Asset purchase agreement payable	—	12,857
On-line training liability	—	2,975
	$139,428	$176,614

10.	NOTES PAYABLE

Notes payable consists of the following as of June 30, 2017 and December 31, 2016:

	June 30,2017	December 31, 2016
Promissory note payable, secured by vehicle underlying loan having carrying value of $3,040 and $6,133 at June 30, 2017 and December 31, 2016, respectively, bearing interest at 1.9% per annum, due in monthly principal and interest payments of $523, maturing on December 5, 2017	$3,040	$6,133

Less amounts due within one year	(3,040)	(6,133)

Long-term portion of notes payable	$—	$—

As of June 30, 2017 and December 31, 2016, principal payments on the notes payable are as follows:

2017	$3,040	$6,133
2018	—	—
2019	—	—
2020	—	—
2021	—	—
Thereafter	—	—

	$3,040	$6,133

BROWNIE’S MARINE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	CONVERTIBLE DEBENTURES

Convertible debentures consist of the following at June 30, 2017 and December 31, 2016:

Origination Date	Maturity Date	Interest Rate	Origination Principal	Origination Discount	June 30, 2017 Debenture Balance	June 30, 2017 Accrued Interest	December 31, 2016 Debenture Balance	December 31, 2016 Accrued Interest	Ref.
5/3/2011	5/5/2012	5%	300,000	(206,832)	300,000	185,000	300,000	170,000	(1)
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	2,939	10,000	2,687	(2)
2/10/2012	2/10/2014	10%	2,743	—	2,743	4,193	2,743	4,055	(3)
					$312,743	$192,132	$312,743	$176,742

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

(3)       The Company entered into three new debenture agreements upon sale or assignment by the original lender. Because the stated terms of the new debenture agreement and principal amounts were significantly different from the original debenture, including analysis of the value of the beneficial conversion feature at the assignment or purchase date, the transactions are treated as extinguishment of the old debentures and recorded as new for accounting purposes. As of June 30, 2017, the principle amount was $2,743.

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

During the second quarter of 2010, the holder of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of preferred stock. The preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company from time to time in accordance with the provisions of the Florida Business Corporation Act. Before modification, the existing Articles of Incorporation did not authorize the issuance of shares of preferred stock. The Company authorized the preferred stock for the purpose of added flexibility in seeking capital and potential acquisition targets. The amendment authorizing the issuance of shares of preferred stock grants the Board authority, without further action by our stockholders, to designate and issue preferred stock in one or more series and to designate certain rights, preferences and restrictions of each series, any or all of which may be greater than the rights of the common stock. As of June 30, 2017, and December 31, 2016, the 425,000 shares of preferred stock are owned by the Company’s Chief Executive Officer. The preferred shares have 250 to 1 voting rights over the common stock, and are convertible into 31,481 shares of common stock. The preferred stock votes with the Company’s common stock, except as otherwise required under Florida law. Accordingly, Mr. Carmichael will have approximately 55% of the combined voting power of the Common Stock and Series A Convertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.

BROWNIE’S MARINE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On August 14, 2014, the Company entered into a new lease commitment. Terms of the new lease include a thirty-seven-month term commencing on September 1, 2014; payment of $5,367 security deposit; base rent of approximately $4,000 per month over the term of the lease plus sales tax; and payment of 10.76% of annual operating expenses (i.e. common areas maintenance), which is approximately $2,000 per month subject to periodic adjustment. On December 1, 2016, we entered into an amendment to the initial lease agreement, commencing on October 1, 2017, extending the term for an additional eighty-four months, expiring September 30, 2024. The base rent was increased to $4,626 per month with a 3% annual escalation throughout the amended term. We believe that the facilities are suitable for their intended purpose, are being efficiently utilized and provide adequate capacity to meet demand for the foreseeable future.

BROWNIE’S MARINE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Base rent expense attributable to the Company’s headquarters facility totaled approximately $23,000 and $12,000 for the three-month periods ending June 30, 2017 and 2016 and $35,000 and $24,000 for the six-month periods ending June 30, 2017 and 2016, respectively.

The following is an estimate of future minimum rental payments required under our lease agreement on August 14, 2014 and as amended December 1, 2016:

Operating lease
year 1	$24,239
year 2	49,931
year 3	51,429
year 4	52,972
year 5 and thereafter	96,710
$275,281

14.	EQUITY INCENTIVE PLAN

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

For the three months ended June 30, 2017, non-related parties interest expense of $7,668 is comprised of interest on convertible debentures. For the three months ended June 30, 2016, non-related parties interest expense of $7,758 is comprised of $7,695 interest on convertible debentures and $63 interest on notes payable and other interest.

For the six months ended June 30, 2017, non-related parties interest expense of $15,390 is comprised of interest on convertible debentures. For the six months ended June 30, 2016, non-related parties interest expense of $15,517 is comprised of $15,398 interest on convertible debentures and $119 interest on notes payable and other interest.

For the three months ended June 30, 2017, $7,452 other expense, net is comprised primarily of $7,668 of interest expense, and $216 of other income. For the three months ended June 30, 2016, $143,597 other income, net is comprised primarily of $140,366 cancelation of an employee bonus payable, $2,009 insurance premium refund, $5,609 from the expiration of online training liability certificates, $2,632 other expense, net of individually insignificant items, and $1,755 other expense.

BROWNIE’S MARINE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 30, 2017, $14,183 other expense, net is comprised primarily of $15,390 of interest expense, and $1,207 of other income. For the six months ended June 30, 2016, $255,354 other income, net is comprised primarily of $93,459 cancelation of a convertible debenture and its interest, $140,366 cancelation of an employee bonus payable, together totaling $233,825, $14,970 royalty income, $11,331 from the expiration of online training liability certificates, $2,009 insurance premium refund and $8,674 other expense, net of individually insignificant items, $11,137 insurance audit adjustments partially offset by $3,471 product royalty income, $1,800 sale of fixed assets and $3,635 other income, net of individually insignificant items.

17.	SUBSEQUENT EVENTS

Effective August 1, 2017, Mikkel Pitzner, was appointed by a unanimous written consent of the members of the Company’s board of directors to serve on the Company’s board of directors, filling a vacancy on the board. Pursuant to an independent director agreement, the Company has agreed to pay Mr. Pitzner an annual fee of $6,000 and agreed to issue Mr. Pitzner 2,000,000 shares of restricted common stock valued at $25,000.

Effective August 1, 2017, the board of directors agreed to issue Mr. Robert Carmichael, the Company’s chief executive officer, chief financial officer and member of the Company’s board of directors, 2,000,000 shares of restricted common stock valued at $25,000 in consideration of serving on the Company’s board of directors.

Effective August 1, 2017, the Company entered into an Advisory Agreement with Wesley P. Siebenthal to provide certain advisory services to the Company and serve as its Chief Technology Advisor. Under the terms of the six month agreement, the services to be provided to the Company by Mr. Siebenthal include researching, designing, and building prototype(s) and managing production tooling for modification to current products and new products under consideration at the Company. As compensation for the services, the Company agreed to issue him 2,000,000 shares of its common stock valued at $25,000. The Advisory Agreement may be terminated by either party upon 30 days notice in the event of a breach, and contains customary confidentiality and invention assignment provisions.

On August 1, 2017, the Company entered into a six month employment agreement with Blake Carmichael, the son of the Company’s chief executive officer and an electrical engineer, to serve as the Company’s products development manager, electrical engineer and marketing team member. Under the terms of the employment agreement, in addition to a monthly salary of $3,600.00, the Company agreed to issue Mr. Carmichael 2,000,000 shares of common stock valued at $25,000. Mr. Carmichael is also entitled to performance bonuses at the discretion of the board of directors.

On August 7, 2017 the Company entered into an Exclusive Distribution Agreement with Lenhardt & Wagner GmbH (“L&W”), a German-based company engaged in the development, manufacturing and sales of high pressure air and industrial gas compressor packages. Under the terms of the Exclusive Distribution Agreement, we were appointed the exclusive distributor of L&W’s complete product line in North America and South America, including the Caribbean (the “Territory”). Pursuant to an intercompany assignment, Brownie’s High Pressure Compressor Services, Inc., our newly-formed wholly-owned subsidiary (“BHP”), is party to the agreement. Through BHP we expect to conduct business and build the brand name “L&W Americas/LWA”, establishing sales, distribution and service centers for high pressure air and industrial gas systems in the dive, fire, CNG, military, scientific, recreational and aerospace industries. Under the terms of the agreement, we were granted a non-exclusive, non-transferrable and irrevocable right to use certain of L&W’s trademarks in connection with the marketing, use, sale and service of the products in the Territory. The agreement is for an initial term of five years, and will automatically renew for one additional five year term unless terminated by either party upon one year written notice prior to the expiration of the then current term. Either party may terminate the agreement without cause upon one year prior written notice to the other party. In addition, L&W may terminate the agreement for cause upon 120 days prior notice to us, subject to certain cure periods.

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

Subsequent to the period covered by this report, on August 7, 2017 the Company entered into an Exclusive Distribution Agreement with Lenhardt & Wagner GmbH (“L&W”), a German-based company engaged in the development, manufacturing and sales of high pressure air and industrial gas compressor packages. Under the terms of the Exclusive Distribution Agreement, we were appointed the exclusive distributor of L&W’s complete product line in North America and South America, including the Caribbean (the “Territory”). Pursuant to an intercompany assignment, Brownie’s High Pressure Compressor Services, Inc., our newly-formed wholly-owned subsidiary (“BHP”), is party to the agreement. Through BHP we expect to conduct business and build the brand name “L&W Americas/LWA”, establishing sales, distribution and service centers for high pressure air and industrial gas systems in the dive, fire, CNG, military, scientific, recreational and aerospace industries. Our goal will be to build a network of jobbers, dealers, installers and high-pressure compressor distributors throughout the Territory by leveraging our know-how, brand awareness, complimentary products and creating sustainable distribution and core product OEM integration relationships.

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

Results of Operations for the Three Months Ended June 30, 2017, as Compared to the Three Months Ended June 30, 2016

Net revenues. For the three months ended June 30, 2017, we had net revenues of $494,152 as compared to net revenues of $645,918 for the three months ended June 30, 2016, a decrease of $151,766 or 23%. The decrease is primarily attributable to a decrease of $133,981 or 32% in sales of our hookah systems and related products to non-related parties. Tankfill and Nitrox sales to related parties had a slight decrease of 8% for the three months ended June 30, 2017 compared to 2016. This change in sales and customer mix is not believed to be attributable to any particular sales trend or competitive pressures but rather normal fluctuations in market demand.

Cost of net revenues. Cost of net revenues increased during the second quarter 2017 compared to the second quarter 2016 representing, 73% of total net revenues compared to 70% for the prior year. This increase reflects an increase in raw materials and labor.

Gross profit. For the three months ended June 30, 2017, we had a gross profit of $131,479 as compared to gross profit of $193,556 for the three months ended June 30, 2016, a decrease of 32% totaling $62,077. This decrease resulted from the 23% decrease in total net revenues coupled with the increase in cost of revenues as described above.

Operating expenses. Operating expenses remained relatively constant for the three months ended June 30, 2017 compared to the same period of the preceding year. Selling, general and administrative expenses totaled $179,675 and $160,271 for the three months ending June 30, 2017 and 2016, respectively. This nominal increase, despite the 23% increase in net revenues between the periods, reflects the results of the Company’s cost cutting efforts initiated in 2016.

Other (income) expense, net. Other (income) expense, net totaled $7,452 in expense and ($142,945) in income for the three months ended June 30, 2017 and 2016, respectively. Other expense for the three months ended June 30, 2017 was comprised of $216 in other income and $7,668 in interest expense. Other (income) for the three months ended June 30, 2016 was comprised of transactions that are generally of a non-recurring nature, resulting from the settlement of a convertible debenture and associated interest, and an insurance audit adjustment.

Net Income. For the three months ended June 30, 2017, we had net loss of $55,648 as compared to net income of $176,230 for the three months ended June 30, 2016. It should be noted that the net income for the three months of 2016 was attributable to the settlement of a convertible note and related accrued interest. Absent this settlement transaction, we would have had a net loss during the second quarter 2016 of $79,153.

Results of Operations for the Six Months Ended June 30, 2017, as Compared to the Six Months Ended June 30, 2016

Net revenues. For the six months ended June 30, 2017, we had net revenues of $940,392 as compared to net revenues of $1,037,292 for the six months ended June 30, 2016, a decrease of $96,900 or 9%. The decrease is primarily attributable to a decrease of $127,526 or 18% in sales of our hookah systems and related products to non-related parties. This decrease was partially offset by Tankfill and Nitrox sales to related parties which had an increase of 9% for the six months ended June 30, 2017 compared to 2016. This change in sales and customer mix is not believed to be attributable to any particular sales trend or competitive pressures but rather normal fluctuations in market demand.

Cost of net revenues. Cost of net revenues decreased during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 representing, 65% of total net revenues compared to 76% for the prior year. This decrease reflects the company’s cost cutting efforts implemented in 2016 including a decrease in direct factory labor costs and modified raw materials purchasing procedures further reducing direct manufacturing costs.

Gross profit. For the six months ended June 30, 2017, we had a gross profit of $327,698 as compared to gross profit of $249,990 for the six months ended June 30, 2016, an increase of 31% totaling $77,708. This increase resulted from the 9% decrease in cost of revenues over total net revenues as described above.

Operating expenses. Operating expenses remained relatively constant for the six months ended June 30, 2017 compared to the same period of the preceding year. Selling, general and administrative expenses totaled $330,367 and $313,014 for the six months ending June 30, 2017 and 2016, respectively. This increase, despite the 9% decrease in net revenues between the periods, reflects the results of the Company’s cost cutting efforts initiated in 2016.

Other (income) expense, net. Other (income) expense, net totaled $14,183 in expense and ($255,354) in income for the six months ended June 30, 2017 and 2016, respectively. Other expense for the six months ended June 30, 2017 was comprised of $1,207 in other income and $15,390 in interest expense. Other (income) for the six months ended June 30, 2016 was comprised of transactions that are generally of a non-recurring nature resulting from the settlement of a convertible debenture, and associated interest and an insurance audit adjustment.

Net Income. For the six months ended June 30, 2017, we had net loss of $18,057 as compared to net income of $190,915 for the six months ended June 30, 2016. It should be noted that the net income for the six months of 2016 was attributable to the settlement of a convertible note and related accrued interest. Absent this settlement transaction, we would have had a net loss during the second quarter 2016 of $79,153.

Liquidity and Capital Resources

As of June 30, 2017, the Company had cash and current assets (primarily consisting of inventory) of $1,134,823 and current liabilities of $968,750 or a current ratio of 1.17 to 1. This represents a working capital surplus of $166,073. This compares to working capital of $102,985 at December 31, 2016.

Net cash used in operating activities totaled $80,337 and $6,479 for the six months ended June 30, 2017 and 2016, respectively. Net cash used in operating activities in six month ended June 30, 2017 included an increase in inventory of $170,834, a decline of $37,186 in other current liabilities, and an increase in accounts receivable-related parties of $31,854, which was partially offset by an increase in accounts payable and accrued liabilities of $88,097, customer deposits and unearned revenue of $70,287, and depreciation and amortization of $17,842.

The unaudited condensed consolidated financial statements included herein have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. Although we had net income for the years ended December 31, 2016, 2015 and 2014, we have otherwise incurred annual losses since 2009, and expect we may have more losses in future periods.

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

Although we had net income for the years ended December 31, 2016, 2015 and 2014, we anticipate that losses may occur in the foreseeable future. Additionally, the Company has negative cash flows from operations, is behind on payments due for matured convertible debentures, and certain vendor payables. The Company is working out all matters of delinquency on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue. This raises a substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon generating working capital and obtaining adequate new debt or equity financing. Because of our historical operational losses, we may not have working capital to permit us to remain in business during the twelve month period following the date of the financial statements included herein, without improvements in our cash flow from operations or new financing. Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses.

The optional conversion features of a series of convertible debentures issued by the Company could require the Company to issue a substantial number of shares of common stock, which will cause dilution to the Company’s stockholders and a potentially negative effect on our stock price.

Since October 4, 2010 the Company has issued convertible debentures to several lenders and other third parties. At June 30, 2017, the outstanding principal balance of these debentures was $312,743. The debentures convert under various conversion formulas, many of which may be at a significant discount to market price of our common stock. The conversion of any of the debentures will result in the issuance of a significant number of shares of our common stock, which will cause dilution to our existing shareholders. Furthermore, the conversion at a significant discount to the market price of our common stock may have a negative effect on our stock price.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable to Smaller Reporting Company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. The Company’s management, under the supervision and with the participation of Robert Carmichael, the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2017. Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of June 30, 2017, based on the criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

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

* Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity (Deficit) (iv) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2017	Brownie’s Marine Group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer

