Form 10-Q/A
period 2017-06-30
Brownie's Marine Group, Inc
filed 2017-08-14
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Brownies Marine Group is filing Amendment No. 1 to its Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017 (“Amendment No. 1”) to amend the Quarterly Report which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2017 (the “Original Quarter Report”). The purpose of this Amendment No. 1 is to amend certain information on reclassification of cost of goods sold and cost of goods sold – related parties in the condensed consolidated statement of operations and certain information on Note 7 to the financial statements.

Except as described above, no attempt has been made in this Amendment No. 1 to modify or update the other disclosures in the Original Quarterly Report. Amendment No. 1 continues to speak as of the date of the Original Quarterly Report, and Brownies Marine Group has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Quarterly Report. Accordingly, Amendment No. 1 should be read in conjunction with the Original Quarterly Report.

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

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BROWNIE’S MARINE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net revenues
Net revenues	$287,189	$421,170	$575,006	$702,532
Net revenues - related parties	206,963	224,748	365,386	334,760
Total net revenues	494,152	645,918	940,392	1,037,292

Cost of net revenues
Cost of net revenues	163,607	436,283	313,880	761,684
Cost of net revenues - related parties	180,453	-	269,328	-
Royalties expense - related parties	18,613	16,079	29,486	25,618
Total cost of net revenues	362,673	452,362	612,694	787,302

Gross profit	131,479	193,556	327,698	249,990

Operating expenses
Selling, general and administrative	179,033	160,208	330,367	313,014
Research and development costs	642	63	1,205	1,415
Total operating expenses	179,675	160,271	331,572	314,429

Income (loss) from operations	(48,196)	33,285	(3,874)	(64,439)

Other (income) expense, net
Other (income) expense, net	(216)	(150,703)	(1,207)	(270,944)
Interest expense	7,668	7,758	15,390	15,517
Interest expense - related parties	-	-	-	73
Total other (income) expense, net	7,452	(142,945)	14,183	(255,354)

Net (loss) Income before provision for income taxes	(55,648)	176,230	(18,057)	190,915
Income tax	-	-	-	-
Net (loss) Income	$(55,648)	$176,230	$(18,057)	$190,915

Basic income (loss) per common share	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Diluted income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average common shares outstanding	73,493,402	62,949,592	71,972,786	74,894,245
Diluted weighted average common shares outstanding	73,493,402	68,790,924	71,972,786	80,735,576

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

Net revenues and accounts receivable – related parties – The Company sells products to Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers with similar sales volume. Combined net revenues from these entities for three months ended June 30, 2017 and 2016, was $206,963 and $224,748, respectively. Combined net revenues from these entities for six months ended June 30, 2017 and 2016, was $365,386 and $334,760 respectively. Accounts receivable from Brownie’s Southport Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys totaled $93,952 at June 30, 2017 and $58,420, at December 31 2016, respectively.

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

Date: August 14, 2017	Brownie’s Marine Group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer

