Form 10-Q
period 2017-09-30
Brownie's Marine Group, Inc
filed 2017-11-14
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

There were 86,710,793 shares of common stock outstanding as of November 13, 2017.

PART I

Item 1. Financial Statements

Financial Information

BROWNIE’S MARINE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets
Cash	$96,184	$191,749
Accounts receivable, net of $22,713 and $18,000 allowance for doubtful accounts, respectively	53,567	1,026
Accounts receivable - related parties	54,989	68,239
Inventory	706,643	672,520
Prepaid expenses and other current assets	251,122	84,336
Total current assets	1,162,505	1,017,870

Property and equipment, net	36,848	56,908

Deferred tax asset, net - non-current	2,520	2,520
Other assets	6,649	6,649

Total assets	$1,208,522	$1,083,947

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$386,108	$323,578
Customer deposits and unearned revenue	20,086	31,577
Royalties payable - related parties	-	64,240
Other liabilities	139,429	176,614
Convertible debentures, net	312,743	312,743
Notes payable - current portion	2,002	6,133
Total current liabilities	860,368	914,885

Total liabilities	860,368	914,885

Commitments and contingencies

Stockholders’ deficit
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding	425	425
Common stock; $0.0001 par value;1,000,000,000 shares authorized; 81,493,402 and 68,906,212 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	8,149	6,890
Common stock payable; $0.0001 par value; 138,941 and 138,941 shares, respectively	14	14
Additional paid-in capital	8,954,826	8,792,782
Accumulated deficit	(8,615,260)	(8,631,049)
Total stockholders’ deficit	348,154	169,062

Total liabilities and stockholders’ deficit	$1,208,522	$1,083,947

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BROWNIE’S MARINE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Net revenues
Net revenues	$574,684	$597,882	$1,149,690	$1,300,414
Net revenues - related parties	220,586	240,102	585,972	574,862
Total net revenues	795,270	837,984	1,735,662	1,875,276

Cost of net revenues
Cost of net revenues	394,429	368,979	794,192	933,889
Cost of net revenue-related parties	109,589	148,144	293,043	344,917
Royalties expense - related parties	12,761	20,714	42,247	46,332
Total cost of net revenues	516,788	537,837	1,129,482	1,325,138

Gross profit	278,482	300,147	606,180	550,138

Operating expenses
Selling, general and administrative	225,194	161,929	555,561	474,944
Research and development costs	12,730	10	13,935	1,425
Total operating expenses	237,924	161,939	569,496	476,369

Income from operations	40,558	138,208	36,684	73,769

Other (income) expense, net
Other (income) expense, net	(1,038)	(3,173)	(2,245)	(274,117)
Interest expense	7,750	7,734	23,140	23,251
Interest expense - related parties	-	499	-	572
Total other (income) expense, net	6,712	5,060	20,895	(250,294)

Net income before provision for income taxes	33,846	133,148	15,789	324,063

Income tax	-	-	-	-

Net income	$33,846	$133,148	$15,789	$324,063

Basic income per common share	$0.00	$0.00	$0.00	$0.00
Diluted income per common share	$0.00	$0.00	$0.00	$0.00

Basic weighted average common shares outstanding	78,710,793	58,773,434	74,243,470	69,481,418
Diluted weighted average common shares outstanding	136,867,655	63,618,438	132,400,332	74,326,422

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BROWNIE’S MARINE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$15,789	$324,063
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	20,060	27,157
Debt settlement	-	(233,825)
Shares issued for interest expense	-	572
Shares-based compensation	66,393	36,000
Changes in operating assets and liabilities:
Change in accounts receivable, net	(52,541)	49,506
Change in accounts receivable - related parties	13,250	(14,002)
Change in inventory	(34,123)	41,993
Change in prepaid expenses and other current assets	(133,179)	(40,014)
Change in other current assets - related parties	—	3,020
Change in accounts payable and accrued liabilities	62,530	11,693
Change in customer deposits and unearned revenue	(11,491)	2,679
Change in other liabilities	(37,185)	(22,135)
Change in royalties payable - related parties	(937)	323
Net cash (used in) provided by operating activities	(91,434)	187,030

Cash flows from investing activities:	-
Purchase of fixed assets		(7,586)
Net cash used in investing activities	—	(7,586)

Cash flows from financing activities:
Principal reduction on convertible debentures	-	(472)
Principal payments on notes and loans payable	(4,131)	(5,084)
Principal payments on note payable - related parties	-	(11,098)
Net cash used in financing activities	(4,131)	(16,654)

Net change in cash	(95,565)	162,790

Cash, beginning of period	191,749	141,822

Cash, end of period	$96,184	$304,612

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BROWNIE’S MARINE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Supplemental disclosures of cash flow information:

	Nine months ended September 30,
	2017	2016

Cash paid for interest	$—	954

Non-cash investing and financing activities:
Conversion of related party royalty payable to stock	$63,303	$—

Conversion of accrued payroll to stock	$—	$36,000

Conversion of accrued interest on note payable - related party to stock	$—	$572
Prepaid share-based compensation	$33,607	$-

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BROWNIE’S MARINE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of business and summary of significant accounting policies

Description of business –Brownie’s Marine Group, Inc., (hereinafter referred to as the “Company”, “we” or “BWMG”) designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and nitrox generation systems, and scuba and water safety products through its wholly owned subsidiary Trebor Industries, Inc. The Company sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility in Pompano Beach, Florida. The Company does business as (dba) Brownie’s Third Lung, the dba name of Trebor Industries, Inc. In August 2017 the Company organized Brownie’s High Pressure Compressor Services, Inc., a wholly-owned subsidiary (“BHP”). Through BHP we expect to establish sales, distribution and service centers for high pressure air and industrial gas systems in the dive, fire, CNG, military, scientific, recreational and aerospace industries. The Company’s common stock is quoted on the OTC Markets (Pink) under the symbol “BWMG”.

Basis of Presentation – The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented have been included.

The unaudited condensed consolidated financial statements as of September 30, 2017 and for the three and nine month periods ended September 30, 2017 and 2016 are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2017, and the results of operations for the three and nine month periods ended September 30, 2017 and 2016, and the statements of cash flows for the nine month periods ended September 30, 2017 and 2016. The condensed consolidated results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire year. The consolidated balance sheet as of December 31, 2016 has been derived from the Company’s audited financial statements for the year ended December 31, 2016. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with our audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2016 as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K which was filed on April 17, 2017.

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

Although the Company had net income for the nine months ended September 30, 2017 and the years ended December 31, 2016, 2015 and 2014, we have otherwise incurred annual losses since 2009, and expect we may have more losses in future periods.

Cash and equivalents – Only highly liquid investments with original maturities of 90 days or less are classified as cash and equivalents. These investments are stated at cost, which approximates market value.

BROWNIE’S MARINE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable – Accounts receivable consist of amounts due from the sale of all of our products to wholesale and retail customers. The allowance for doubtful accounts is estimated based on historical customer experience and industry knowledge, as of September 30, 2017, the allowance for bad debts is $22,713.

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

Revenue recognition – Revenues from product sales are recognized when the Company’s products are shipped or when service is rendered. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, when applicable, measured by the percentage of cost incurred to date to estimated total cost of each contract. This method is used because management considers the percentage of cost incurred to date to estimated total cost to be the best available measure of progress on the contracts. As of September 30, 2017, there were no ongoing contracts being accounted for using the percentage of completion method.

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

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which occur. Advertising and trade show expense incurred for the three months ended September 30, 2017 and 2016, totaled $760 and $313, respectively. Advertising and trade show expense incurred for the nine months ended September 30, 2017 and 2016, was $12,730 and $3,550, respectively.

Research and development costs – The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the three month periods ending September 30, 2017 and 2016 the Company incurred $12,730 and $10, respectively, of expenses related to research and development costs. During the nine month periods ending September 30, 2017 and 2016 the Company incurred $13,935 and $1,425, respectively, of expenses related to research and development costs.

BROWNIE’S MARINE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Customer deposits and returns policy – The Company takes a minimum 50% deposit against custom and large tankfill systems prior to ordering and/or building the systems. The remaining balance due is payable upon delivery, shipment, or installation of the system. There is no provision for cancellation of custom orders once the deposit is accepted, nor return of the custom ordered product. Additionally, returns of all other merchandise are subject to a 15% restocking fee as stated on each sales invoice. The Company provides our customers with an industry standard one year warranty on systems sold. Historically, the cost of our warranty policy has been immaterial, and no reserve has been established.

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

BROWNIE’S MARINE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

At September 30, 2017, and December 31, 2016, the carrying amount of cash, accounts receivable, accounts receivable – related parties, customer deposits and unearned revenue, royalties payable – related parties, other liabilities, notes payable, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

Earnings per common share – Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings per share are computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and dilutive and common stock equivalent shares, if any, outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Potentially dilutive shares are included in dilutive earnings per share totaled 58,156,862 for the nine months ended September 30, 2017.

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

BROWNIE’S MARINE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	INVENTORY

Inventory consists of the following as of:

	September 30, 2017	December 31, 2016

Raw materials	$558,339	$402,407
Work in process	—	—
Finished goods	148,304	270,113
	$706,643	$672,520

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

	September 30, 2017	December 31, 2016

Prepaid inventory	$108,383	$30,076
Prepaid insurance	—	6,968
Prepaid other current assets	142,739	47,292
	$251,122	$84,336

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following as of:

	September 30, 2017	December 31, 2016

Factory and office equipment	$125,832	$121,782
Computer equipment and software	27,469	31,519
Vehicles	44,161	44,160
Leasehold improvements	43,779	43,779
	241,241	241,240
Less: accumulated depreciation and amortization	(204,393)	(184,332)
	$36,848	$56,908

Depreciation and amortization expense totaled $2,219 and $20,060 for the three and nine month periods ending September 30, 2017, and $9,197 and $27,157 for the three and nine month periods ending September 30, 2016, respectively.

5.	OTHER ASSETS

Other assets of $6,649 at September 30, 2017 and December 31, 2016, respectively, consisted solely of refundable deposits.

6.	CUSTOMER CREDIT CONCENTRATIONS

The Company sells to three (3) entities owned by the brother of Robert Carmichael, the Company’s Chief Executive Officer, and three (3) companies owned or controlled by the Chief Executive Officer as further discussed in Note 7. RELATED PARTIES TRANSACTIONS. Combined sales to these six (6) entities for the three months ended September 30, 2017 and 2016, represented 27.76% and 28.64% respectively, of total net revenues. Combined sales to these six (6) entities for the nine months ended September 30, 2017 and 2016, represented 33.76% and 30.65% respectively, of total net revenues.

BROWNIE’S MARINE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	RELATED PARTIES TRANSACTIONS

Net revenues and accounts receivable – related parties – The Company sells products to Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers with similar sales volume. Combined net revenues from these entities for three months ended September 30, 2017 and 2016, was $220,363 and $234,368, respectively. Combined net revenues from these entities for nine months ended September 30, 2017 and 2016, was $582,683 and $567,196 respectively. Accounts receivable from Brownie’s Southport Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys totaled $51,700 at September 30, 2017 and $58,420, at December 31, 2016,

The Company sells products to Brownie’s Global Logistics, LLC. (“BGL”), 3D Buoy and 940 Associates, Inc., affiliated with the Company’s Chief Executive Officer. Terms of sale are more favorable than those extended to BWMG’s regular customers, but no more favorable than those extended to Brownie’s strategic partners. Terms of sale to BGL approximate cost or include a nominal margin. These terms are consistent with those extended to Brownie’s strategic partners. Strategic partner terms on a per order basis include promotion of BWMG’s technologies and “Brownie’s” brand, offered only on product or services not offered for resale, and must provide for reciprocal terms or arrangements to BWMG on strategic partners’ product or services. BGL is fulfilling the strategic partner terms by providing exposure for BWMG’s technologies and “Brownie’s” brand in the yachting and exploration community world-wide through its operations. Combined net revenues from these entities for three months ended September 30, 2017, and 2016, were $223 and $5,734, respectively. Combined net revenues from these entities for nine months ended September 30, 2017, and 2016, were $3,289 and $7,666, respectively. Accounts receivable from these three entities at September 30, 2016 was $2,146. Accounts receivable from BGL, 3D Buoy and 940 Associates, Inc. at September 30, 2017 was $3,289, respectively. Accounts receivable from BGL, 3D Buoy and 940 Associates, Inc. at December 31, 2016 was $9,819.

Royalties expense – related parties – The Company has an Exclusive License Agreement with 940 Associates, Inc. (hereinafter referred to as “940A”), an entity owned by the Company’s Chief Executive Officer, to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. This license agreement calls for the Company to pay 940A 2.5% of gross revenues per quarter. Total royalty expense for the above agreements for the three months and ended September 30, 2017 and 2016, is disclosed on the face of the Company’s Condensed Consolidated Statements of Operations totaled $12,761 and $20,714, respectively, and for the nine months and ended September 30, 2017 and 2016 totaled $42,247 and $46,332, respectively. In November 2016, the Company entered into a conversion agreement under which the Company issued 10,000,000 shares of restricted common stock in satisfaction of $88,850 past due and payable to 940A. As of the date of the conversion agreement, the Company was more than 31 months in arrears on its royalty payments totaling approximately $151,000. In addition, 940A agreed to forebear on any default under the License Agreement due to the Company’s remaining past due amount for a period of three months from the effective date of the conversion agreement. The shares issued were valued at $0.008885 per share, the closing price of the stock on the effective date of the conversion agreement. No default notice had been received prior to the conversion agreement.

On March 1, 2017, the Company and 940A entered into a second conversion agreement. Under the agreement the Company issued 940A 4,587,190 shares of restricted common stock in satisfaction of $63,303, which represented all past due and payable amounts to 940A under the Exclusive License Agreement as of March 1, 2017. As of the date of the agreement the Company was more than 3 months in arrears on royalty payments due under the Exclusive License Agreement. The shares were issued at a price per share of $0.0138, which exceeded the closing price of the Company’s common stock as reported on the OTC Markets on the date immediately preceding the closing.

BROWNIE’S MARINE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consists of the following as of:

	September 30, 2017	December 31, 2016

Accounts payable trade and other	$142,275	$110,020
Accrued payroll & fringe benefits	24,589	20,416
Accrued payroll taxes & withholding	19,417	16,400
Accrued interest	199,827	176,742
	$386,108	$323,578

Balances due certain vendors are in arrears to varying degrees. The Company is handling all delinquent accounts on a case-by-case basis.

9.	OTHER LIABILITIES

Other liabilities consist of the following as of:

	September 30, 2017	December 31, 2016

Short-term loans	$139,429	$160,782
Asset purchase agreement payable	—	12,857
On-line training liability	—	2,975
	$139,429	$176,614

10.	NOTES PAYABLE

Notes payable consists of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Promissory note payable, secured by vehicle underlying loan having carrying value of $2,002 and $6,133 at September 30, 2017 and December 31, 2016, respectively, bearing interest at 1.9% per annum, due in monthly principal and interest payments of $523, maturing on December 5, 2017	$2,002	$6,133

Less amounts due within one year	(2,002)	(6,133)

Long-term portion of notes payable	$—	$—

BROWNIE’S MARINE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2017, principal payments on the notes payable are as follows:

2017	$2,002	$6,133
2018	—	—
2019	—	—
2020	—	—
2021	—	—
Thereafter	—	—

	$2,002	$6,133

11.	CONVERTIBLE DEBENTURES

Convertible debentures consist of the following at September 30, 2017 and December 31, 2016:

Origination Date	Maturity Date	Interest Rate	Origination Principal	Origination Discount	September 30, 2017 Debenture Balance	September 30, 2017 Accrued Interest	December 31, 2016 Debenture Balance	December 31, 2016 Accrued Interest	Ref.
5/3/2011	5/5/2012	5%	300,000	(206,832)	300,000	177,500	300,000	170,000	(1)
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	2,813	10,000	2,687	(2)
2/10/2012	2/10/2014	10%	39,724	—	2,743	4,124	2,743	4,055	(3)
					$312,743	$199,827	$312,743	$176,742

Reference numbers in right hand column of table entitled Ref. refer to paragraphs with corresponding numbers that immediately follow this paragraph.

(1) On May 3, 2011, the Company borrowed $300,000 in exchange for a convertible debenture. The Debenture bears 10% interest per annum. The lender may at any time convert any portion of the debenture to common shares at a 30% discount of the “Market Price” of the stock based on the average of the previous ten (10) days weighted average closing prices on the date prior to the notice of conversion. The Company may prepay the debenture plus accrued interest at any time before maturity. In addition, as further inducement for loaning the Company the funds, the Company granted the lender 300,000 and 600,000 warrants at $337.50 and $472.50 per share (after restatement for 1 for -1,350- reverse stock split), respectively. As a result, the Company allocated the fair market value (“FMV”) to both the BCF and to the warrants, or $206,832, which was recorded as a discount against the debenture. The Company accreted the discount to the convertible debenture through maturity and will accrue interest expense until paid in full or converted. Before the discount, the Company determined the FMV of the warrants as $45,000 using the Black-Scholes valuation model.

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

(3) The Company entered into three new debenture agreements upon sale or assignment by the original lender. Because the stated terms of the new debenture agreement and principal amounts were significantly different from the original debenture, including analysis of the value of the beneficial conversion feature at the assignment or purchase date, the transactions are treated as extinguishment of the old debentures and recorded as new for accounting purposes. As of September 30, 2017, the principle amount was $2,743.

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

During the second quarter of 2010, the holder of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of preferred stock. The preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company from time to time in accordance with the provisions of the Florida Business Corporation Act. Before modification, the existing Articles of Incorporation did not authorize the issuance of shares of preferred stock. The Company authorized the preferred stock for the purpose of added flexibility in seeking capital and potential acquisition targets. The amendment authorizing the issuance of shares of preferred stock grants the Board authority, without further action by our stockholders, to designate and issue preferred stock in one or more series and to designate certain rights, preferences and restrictions of each series, any or all of which may be greater than the rights of the common stock. As of September 30, 2017, and December 31, 2016, the 425,000 shares of preferred stock are owned by the Company’s Chief Executive Officer. The preferred shares have 250 to 1 voting rights over the common stock, and are convertible into 31,481 shares of common stock. The preferred stock votes with the Company’s common stock, except as otherwise required under Florida law. Accordingly, Mr. Carmichael will have approximately 55% of the combined voting power of the Common Stock and Series A Convertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.

13.	COMMITMENTS AND CONTINGENCIES

From time to time the Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business, including matters relating to product liability claims. Such product liability claims sometimes involving wrongful death or injury have historically been covered by product liability insurance, which provided coverage for each claim up to $1,000,000. During the third quarter of 2014, the Company did not renew its product liability insurance since the renewal policy amount was cost prohibitive. The Company is currently seeking a new insurance carrier or alternative means to satisfy this potential liability exposure, as well as to fulfill the sales terms of some of our customers, which require the insurance coverage. As of August 15, 2017, the Company has obtained Product Liability Insurance, although prior claims are not covered under the new policy. The policy is already prepaid and will remain in effect until its renewal date of August 14, 2018.

As previously disclosed, the Company and Trebor were co-defendants under an action filed by an individual in September 2013 in the Circuit Court of Broward County claiming personal injury resulting from use of a Brownie’s Third Lung. Plaintiff claimed damages in excess of $1,000,000. This matter was settled during the three months ended September 30, 2016 by the Company’s insurance carrier at no additional cost to the Company.

In addition, as previously disclosed, the Company, Trebor and other third parties, are each named as co-defendants under an action filed in March 2015 in the Circuit Court of Broward County under Case No. CACE15-03238 by the Estate of Ernesto Rodriguez, claiming wrongful death and products liability resulting in the decedent’s drowning death while using a Brownie’s Third Lung product. This claim falls outside the Company’s period of insurance coverage. Plaintiff has claimed damages exceeding $1,000,000. A default judgment was entered against Trebor in 2015 due to its failure to timely respond to the complaint. The Company has obtained different legal representation in this matter and attempted to have the default set aside. On November 2, 2016, the court granted plaintiff’s motion for sanctions against our company for frivolous litigation relating to our attempt to have the matter dismissed and granted the plaintiff’s motion to strike our motion for summary judgment due to our initial default. The Company believes the claim to be a Workers Compensation claim relating exclusively against other non-affiliated defendants and without merit, and will aggressively defend this action and to appeal the default judgment. In the event Trebor is unable to overturn the default judgment and the defendants are determined to be at fault, we would seek to allocate damages among all of the other parties, including the plaintiff. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated due to the undetermined validity of any claim or claims made by plaintiff and the mitigating factors among the parties. Therefore, the Company has not recorded reserves and contingent liabilities related to this matter. However, in the future, as the case progress, the Company may be required to record a contingent liability or reserve for these matters.

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

BROWNIE’S MARINE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Base rent expense attributable to the Company’s headquarters facility totaled approximately $30,000 and $12,000 for the three-month periods ending September 30, 2017 and 2016 and $54,000 and $36,000 for the nine-month periods ending September 30, 2017 and 2016, respectively.

The following is an estimate of future minimum rental payments required under our lease agreement on August 14, 2014 and as amended December 1, 2016 :

Operating lease
year 1	$24,239
year 2	49,931
year 3	51,429
year 4	52,972
year 5 and thereafter	96,710
$275,281

14.	EQUITY INCENTIVE PLAN

On August 22, 2007, the Company adopted an Equity Incentive Plan (the “Plan”). Under the Plan, Stock Options may be granted to employees, directors, and consultants in the form of Incentive Stock Options or Non-statutory Stock Options. Stock Purchase Rights, time vested and/performance invested Restricted Stock, and Stock Appreciation Rights and Unrestricted Shares may also be granted under the Plan. The maximum number of shares that may be issued under the Plan was 297 shares, and no more than 75 Shares of Common Stock may be granted to any one Participant with respect to Options, Stock Purchase Rights and Stock Appreciation Rights during any one calendar year period. Common Stock to be issued under the Plan may be either authorized and unissued or shares held in treasury by the Company. The term of the Plan was ten years. The Plan expired on August 22, 2017. All 297 options issued under the Plan remain outstanding.

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

On August 1, 2017, Mikkel Pitzner, was appointed by the Company’s board of directors to serve on the Company’s board of directors, filling a vacancy on the board. Mr. Pitzner shall serve on the board of directors and shall hold office until the next election of directors by stockholders and until his successor is elected and qualified or until his earlier resignation or removal. The Company has agreed to pay Mr. Pitzner an annual fee of $6,000 and has issued Mr. Pitzner 2,000,000 shares of restricted common stock valued at $25,000.

On August 1, 2017 the Company entered into six month advisory agreement with Wesley P. Siebenthal to provide certain advisory services to the Company and serve as its Chief Technology Advisor. As compensation for the services, the Company issued him 2,000,000 shares of its common stock valued at $25,000.

BROWNIE’S MARINE GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On August 1, 2017, the Company entered into a six month employment agreement with Blake Carmichael, the son of the Company’s chief executive officer and an electrical engineer, to serve as the Company’s products development manager, electrical engineer and marketing team member. Under the terms of the employment agreement, in addition to a monthly salary of $3,600, the Company issued Mr. Carmichael 2,000,000 shares of common stock valued at $25,000. Mr. Carmichael is also entitled to performance bonuses at the discretion of the board of directors.

Effective August 1, 2017, the board of directors issued Mr. Robert Carmichael, the Company’s chief executive officer, chief financial officer and member of the Company’s board of directors, 2,000,000 shares of restricted common stock valued at $25,000 in consideration of serving on the Company’s board of directors.

As of September 30, 2017, a total of $66,393 share-based compensation was recorded. The share-based compensation of $50,000 was for the two directors, Robert Carmichael and Mikkel Pitzner. The remaining $16,393 share-based compensation was for two service contracts with an employee and an advisor. Since the Company has six months agreements with each share recipient, a prepaid compensation of $33,607 was recorded as of September 30, 2017.

16.	INTEREST EXPENSE NON-RELATED PARTIES AND OTHER EXPENSE (INCOME), NET

For the three months ended September 30, 2017, non-related parties interest expense of $7,750 is comprised of interest on convertible debentures. For the three months ended September 30, 2016, non-related parties interest expense of $7,734 is comprised of $7,695 interest on convertible debentures and $39 interest on notes payable and other interest.

For the nine months ended September 30, 2017, non-related parties interest expense of $23,140 is comprised of interest on convertible debentures. For the nine months ended September 30, 2016, non-related parties interest expense of $23,251 is comprised of $23,093 interest on convertible debentures and $158 interest on notes payable and other interest.

For the three months ended September 30, 2017, $6,712 other expense, net is comprised primarily of $7,750 of interest expense, and $1,038 of other income. For the three months ended September 30, 2016, $3,173 other income, net is comprised primarily of $2,273 from the expiration of online training liability certificates and no other individually significant items

For the nine months ended September 30, 2017, $20,895 other expense, net is comprised primarily of $23,140 of interest expense, and $2,245 of other income. For the nine month ended September 30, 2016, is comprised primarily of $23,823 of interest expense, and $274,117 of other income.

17.	SUBSEQUENT EVENTS

Subsequent to the third quarter of 2017, the Company received gross proceeds of $60,000 pursuant to the sale of 1,304,348 Units at $0.046 per Unit, each Unit consisting of four shares of common stock, par value $0.0001 per share and one two year common stock purchase warrant exercisable at $0.0115 per share.

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

Overview

Brownie’s Marine Group, Inc., a Florida corporation (referred to herein as “BWMG”, “the Company”, “we” or “Brownie’s”), does business through its wholly owned subsidiary, Trebor Industries, Inc., d/b/a Brownie’s Third Lung, a Florida corporation and Brownie’s High Pressure Compressor Services, Inc., a Florida corporation. The Company designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and nitrox generation systems, and scuba and water safety products. BWMG sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility in Pompano Beach, Florida.

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

Mr. Robert Carmichael, our Chief Executive Officer, has operated Trebor as its President since 1986. Since April 16, 2004, Mr.Carmichael has served as President, Acting Principal Accounting Officer and Acting Chief Financial Officer of the Company. From March 23, 2004 to April 16, 2004, Mr. Carmichael served as the Company’s Executive Vice-President and Chief Operating Officer. The Company was organized under the laws of the State of Nevada and effective October 22, 2015, the Company reincorporated to the State of Florida pursuant to a plan of conversion, effective October 22, 2015.

The Company’s diving and marine based products are generally marketed under the Brownie’s Third Lung, Brownie’s Tankfill, and Brownie’s Public Safety trade names.

Results of Operations for the Three Months Ended September 30, 2017, as Compared to the Three Months Ended September 30, 2016

Net revenues. For the three months ended September 30, 2017, we had net revenues of $795,270 as compared to net revenues of $837,984 for the three months ended September 30, 2016, a decrease of $42,714 or 5%. The small decrease is primarily attributable to a decrease in sales of our hookah systems and related products to non-related parties. Tankfill and Nitrox sales to related parties had a slight decrease of 8% for the three months ended September 30, 2017 compared to 2016. This change in sales and customer mix is not believed to be attributable to any particular sales trend or competitive pressures but rather normal fluctuations in market demand.

Cost of net revenues. Cost of net revenues remained relatively constant during the third quarter 2017 compared to the third quarter 2016 representing, 65% of total net revenues compared to 64% for the prior year.

Gross profit. For the three months ended September 30, 2017, we had a gross profit of $278,482 as compared to gross profit of $300,147 for the three months ended September 30, 2016, a decrease of 7% totaling $21,665. This decrease resulted from the 5% decrease in total net revenues.

Operating expenses. Operating expenses increased 47% for the three months ended September 30, 2017 compared to the same period of the preceding year due to an increase in selling, general and administrative expenses increase of $63,265 or 39%. The increase in selling, general and administrative expense is mainly due to increase in payroll cost related to the hire of additional employees and stock based compensation cost.

Other (income) expense, net. Other expense, net totaled $6,712 and $5,060 for the three months ended September 30, 2017 and 2016, respectively. Other (income) expense for the three months ended September 30, 2017 was comprised of $1,038 in other income and $7,750 in interest expense. Other (income) expenses for the three months ended September 30, 2016 was comprised of $3,173 in other income and $8,233 in interest expense.

Net Income. For the three months ended September 30, 2017, we had net income of $33,846 as compared to net income of $133,148 for the three months ended September 30, 2016. It should be noted that the net income for the three months of 2016 was attributable to the settlement of a convertible note and related accrued interest. Absent this settlement transaction, we would have had a net loss during the third quarter 2016 of $36,070.

Results of Operations for the Nine months Ended September 30, 2017, as Compared to the Nine months Ended September 30, 2016

Net revenues. For the nine months ended September 30, 2017, we had net revenues of $1,735,662 as compared to net revenues of $1,875,276 for the nine months ended September 30, 2016, a small decrease of $139,614 or 7%. The decrease is primarily attributable to a decrease of 18% in sales of our hookah systems and related products to non-related parties. This decrease was partially offset by Tankfill and Nitrox sales to related parties which had an increase of 2% for the nine months ended September 30, 2017 compared to 2016. This change in sales and customer mix is not believed to be attributable to any particular sales trend or competitive pressures but rather normal fluctuations in market demand.

Cost of net revenues. Cost of net revenues decreased during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 representing, 65% of total net revenues compared to 71% for the prior year. This decrease reflects the company’s cost cutting efforts implemented in 2016 including a decrease in direct factory labor costs and modified raw materials purchasing procedures further reducing direct manufacturing costs.

Gross profit. For the nine months ended September 30, 2017, we had a gross profit of $606,180 as compared to gross profit of $550,138 for the nine months ended September 30, 2016, an increase of 10%. This increase resulted from the approximately 6% decrease in cost of revenues over total net revenues as described above.

Operating expenses. Operating expenses increased by 20% for the nine months ended September 30, 2017 compared to the same period of the preceding year due to an increase in Selling, general and administrative expenses of 17%. The increase in selling, general and administrative expense is mainly due to an increase in payroll cost during the third quarter related to the hire of additional employees and stock based compensation cost.

Other (income) expense, net. Other (income) expense, net totaled $20,895 in expense and ($250,294) in income for the nine months ended September 30, 2017 and 2016, respectively. Other (income) expense for the nine months ended September 30, 2017 was comprised of $2,245 in other income and $23,140 in interest expense. Other (income) for the nine months ended September 30, 2016 was comprised of transactions that are generally of a non-recurring nature resulting from the settlement of a convertible debenture, and associated interest and an insurance audit adjustment.

Net Income. For the nine months ended September 30, 2017, we had net income of $15,789 as compared to net income of $324,063 for the nine months ended September 30, 2016. It should be noted that the net income for the nine months of 2016 was attributable to the settlement of a convertible note and related accrued interest. Absent this settlement transaction, we would have had a net loss during the nine months ended September 30, 2016 of $212,301.

Liquidity and Capital Resources

As of September 30, 2017, the Company had cash and current assets (primarily consisting of inventory) of $1,162,505 and current liabilities of $860,368 or a current ratio of 1.35 to 1. This represents a working capital surplus of $302,137. This compares to working capital of $102,985 at December 31, 2016.

Net cash used in operating activities totaled $91,434 compared to cash provided by operating activities of $187,030 for the nine months ended September 30, 2017 and 2016, respectively. Net cash used in operating activities during the nine months ended September 30, 2017 included an increase in prepaid and other assets of $133,179, inventory of $34,123, an increase in depreciation of $20,060, a decrease in current liabilities of $37,185, a decrease in royalty payable of $937, a decrease in customer deposit of $11,491 and an increase in accounts receivable of $52,541 which was partially offset by an increase in accounts payable and accrued liabilities of $62,530, an decrease in accounts receivable – related parties of $13,250 and shares issued for service totaling $66,393. The Company used $4,131 in financing activities for principal payments on notes and loan payables during the nine months ended September 30, 2017.

The unaudited condensed consolidated financial statements included herein have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. Although we had net income for the nine months ended September 30, 2017 and the years ended December 31, 2016, 2015 and 2014, we have otherwise incurred annual losses since 2009, and expect we may have more losses in future periods.

Subsequent to the third quarter of 2017, the Company received gross proceeds of $60,000 pursuant to the sale of 1,304,348 Units at $0.046 per Unit, each Unit consisting of four shares of common stock, par value $0.0001 per share and one two year common stock purchase warrant exercisable at $0.0115 per share.

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

Although we had a net income for the nine month period ended September 30, 2017, we anticipate that losses may occur in the foreseeable future. Additionally, the Company has negative cash flows from operations, is behind on payments due for matured convertible debentures.,. The Company is working out all matters of delinquency on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue.. Our continued existence is dependent upon generating working capital and obtaining adequate new debt or equity financing. Because of our historical operational losses, we may not have working capital to permit us to remain in business during the twelve month period following the date of the financial statements included herein, without improvements in our cash flow from operations or new financing. Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses.

The optional conversion features of a series of convertible debentures issued by the Company could require the Company to issue a substantial number of shares of common stock, which will cause dilution to the Company’s stockholders and a potentially negative effect on our stock price.

Since October 4, 2010 the Company has issued convertible debentures to several lenders and other third parties. At September 30, 2017, the outstanding principal balance of these debentures was $312,743. The debentures convert under various conversion formulas, many of which may be at a significant discount to market price of our common stock. The conversion of any of the debentures will result in the issuance of a significant number of shares of our common stock, which will cause dilution to our existing shareholders. Furthermore, the conversion at a significant discount to the market price of our common stock may have a negative effect on our stock price.

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

The manufacture and distribution of recreational diving equipment could result in product liability claims

We, like any other retailer, distributor and manufacturer of products that are designed for recreational sporting purposes, face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. Such claims may include, among other things, that our products are designed and/or manufactured improperly or fail to include adequate instructions as to proper use and/or side effects, if any. We do not anticipate obtaining contractual indemnification from parties-supplying raw materials, manufacturing our products or marketing our products. In any event, any such indemnification if obtained will be limited by our terms and, as a practical matter, to the credit worthiness of the indemnifying party. While we currently have product liability insurance, we are a defendant in a wrongful death lawsuit which is not covered by the current insurance policy. See Part II, Item 1 to this report below. In the event that we do not have adequate insurance or contractual indemnification, product liabilities relating to defective products could have a material adverse effect on our operations and financial conditions, which could force us to curtail or cease our business operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable to Smaller Reporting Company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. The Company’s management, under the supervision and with the participation of Robert Carmichael, the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2017. Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of September 30, 2017, based on the criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

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

Item 1a. Risk Factors

Not Applicable to Smaller Reporting Company.

Item 2. Unregistered sales of equity securities and use of proceeds

In addition to the equity securities previously disclosed under Form 8-K, the Company recently sold the equity securities below without registration under the Securities Act of 1933, as amended. The securities were issued under the exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933, as amended. No fees or commissions were paid by the Company.

From October 23, 2017 through November 1, 2017 the Company received gross proceeds of $60,000 pursuant to the sale of Units at $0.046 per Unit, each Unit consisting of four shares of common stock, par value $0.0001 per share and one two year common stock purchase warrant exercisable at $0.0115 per share. The Units were sold to 3 accredited investors.

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

* Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity (Deficit) (iv) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2017	Brownie’s Marine Group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer

