Form 10-K
period 2017-12-31
Brownie's Marine Group, Inc
filed 2018-04-17
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(MARK ONE)

[X]	Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.

Commission File No. 333-99393

BROWNIE’S MARINE GROUP, INC.

(Name of Small Business Issuer in Its Charter)

Florida	90-0226181
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3001 NW 25 th Avenue, Suite 1, Pompano Beach, Florida	33069
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)

Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2017 ($0.0139), was $807,672.

There were 102,801,362  shares of common stock outstanding as of April 5, 2018.

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

Overview

Brownie’s Marine Group, Inc., a Florida corporation (referred to herein as “the Company”, “we”, or “BWMG”), designs, tests, manufactures and distributes recreational diving, yacht based scuba air compressor and nitrox generations systems, and water safety products through its wholly owned subsidiary, Trebor Industries, Inc., d/b/a Brownie’s Third Lung, a Florida corporation. The Company sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility located in Pompano Beach, Florida. The Company does business as (dba) Brownie’s Third Lung, the dba name of Trebor Industries, Inc. In August 2017 the Company organized Brownie’s High Pressure Compressor Services, Inc., a wholly-owned subsidiary subsidiary (“BHP”). Through BHP we expect to establish sales, distribution and service centers for high pressure air and industrial gas systems in the dive, fire, CNG, military, scientific, recreational and aerospace industries. The Company’s common stock is quoted on the OTC Markets (Pink) under the symbol “BWMG”. The Company’s website is www.Browniesmarinegroup.com . Information on the website and other company websites is not a part of this report.

In December 2017, the Company formed a new wholly-owned subsidiary bLU3, Inc. The Company was formed to develop and market an innovation electric shallow dive system that is completely portable to the user. As of December 31, there were as yet no operations in the new company.

Executive Summary and Business Strategy

The Company began in business making hookah diving systems in the late 1960s, and has grown into a niche manufacturing and distribution company with dive-oriented products loosely classified into three categories: Brownie’s Third Lung (low pressure hookah systems), Brownie’s Tankfill (high pressure and mixed gas systems), and Brownie’s Public Safety (first-responder/emergency personnel systems). The Company serves middle income boat owners, higher income yacht owners, and recreational, military and public safety divers.

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

The Company holds numerous patents and is dedicated to designing and building innovative products. While Brownie’s Third Lung hookah diving units were the very first product sold by the Company, the Company recognized early on that there was a need for tank filling systems and unique diving applications. This realization was the catalyst for the addition of the two product categories: Brownie’s Tankfill and Brownie’s Public Safety. Brownie’s Tankfill designs, builds, and sells diving solutions from marine-ready tank filling compressors, Nitrox Makers™, complete dive lockers, and full submarine support systems. Brownie’s Public Safety features highly specialized diving gear for rescue and safety professionals and a unique automatic floatation device for body-armor that can also be integrated into foul weather jackets, traditional load bearing harnesses and other garments, such as the Garment Integrated Personal Flotation Device (GI-PFD) for use with body armor. The following paragraphs further describe the business and sales models for each of the categories of products sold.

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

Brownie’s Public Safety designs, manufactures, distributes, and sells the RES (Rapid Entry System)/ HELO™ system, a complete mini SCUBA system designed for quick water rescues. The HELO™ system can be donned in less than 60 seconds and stored in a briefcase-size padded bag. Brownie’s Public Safety includes the GI-PFD™ (Garment Integrated Personal Flotation Device™) System for body armor flotation. This system can reliably support the distressed or unconscious wearer in a true life-saving position. This patented device addresses a need as law-enforcement, coast guard and military personnel are beginning to wear heavy (life-threatening in the water) body armor during waterborne patrol, inspection, and surveillance missions. The system helps the personnel float in heavy armor, hopefully saving their lives. The Company is introducing the RES device at the FDIC trade show/conference in Indianapolis in April of 2018.

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

Drop Weight Cummerbelt: The patented Drop Weight Cummerbelt is available with all our diving systems, and brings a new dimension to weighting systems. The belt will accommodate waist sizes from 24 to 54 inches and is depth compensating. It features two pockets, each capable of holding up to 10 pounds of block or shot weight. Each pocket can be instantly released by either hand, allowing the diver to achieve positive buoyancy in an emergency while retaining the belt itself. Additionally, the design of this belt provides for expanded capability. By adding an optional sleeve that zips onto the back of the belt, an egress, or bailout system, can be added. The Egressor Add-on Kit contains the sleeve, a 6 or 13 cubic foot SCUBA cylinder, and a SCUBA regulator. In addition to the added safety inherent in this design, many other uses for this present themselves, including, but not limited to, propeller clearing, overboard item retrieval and pool maintenance.

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

Rapid Entry System (RES) and HELO ™ System and Abdominal Aortic Tourniquet (AAT): The Brownie’s Public Safety product line exists to address the needs of the public safety dive market. The inherent speed and ease of donning our patented Drop Weight Cummerbelt with Egressor Add-on Kit identified RES as a great choice for rapid response for water-related emergencies. A first-responder or officer on-scene can initiate the location and extraction of victims while the dive team is enroute, saving valuable time and increasing the chances for survival of victims. The RES is a small SCUBA system that can be quickly donned over clothes, usually in less than sixty seconds. Its small size allows it to be stored in areas that do not accommodate a full set of SCUBA gear. The 13 cubic foot aluminum tank can provide up to 5-15 minutes in shallow water depths. The air cell remains stowed under the protective cover and can be partially inflated to achieve positive flotation. The cover is a specially designed break-away zipper which bursts open to provide instant inflation yet “heals” and can be repacked and fastened quickly in the field. The HELO offers all the same features, but has been specially designed and modified for rescue divers working from helicopters. By placing the cylinder in the front and adding leg straps, the HELO allows divers to use the standard seating configurations and deploy from a helicopter. The advantages of this system over full sized SCUBA rigs are increased mobility for the diver and diminished space requirements for the gear. Since the bottle is mounted at the diver’s waist, the diver can more easily control his gear during deployment, further adding to the comfort and rescue performance capabilities.

RES and HELO will be re-introduced to the public safety market at the FDIC conference in Indianapolis in late April 2018.

First responders and medics in the field know that every second counts with junctional injuries and pelvic area bleeding. Each passing second can determine the difference between life and death. We have designed the Abdominal Aortic Tourniquet (AAT) which is designed for application in under one minute, and without specialized training.

In 2010, our design team became aware of potential traditional tourniquet deficiencies and potentially avoidable fatalities in the most demanding situations. Field medic professionals approached our team for a potential solution. After working on the problem, we created an alternative tourniquet resulting in US patents 9,782,182 and 9,351,737 recently issued.

We believe our ATT will address the issue of how to treat an incompressible hemorrhage that cannot be tended to by use of a traditional tourniquet in the leg, groin or pelvic area. Our tourniquet is designed for quick and efficient application, restricting blood loss and possibly preventing death from wounds that were previously untreatable.

Brownie’s High Pressure Compressor Services (LW Americas): Through Brownie’s High Pressure Compressor Services, a wholly-owned subsidiary of the Company formed in 2017, we began operations to conduct business and build the brand name “LW Americas”, establishing sales, distribution and service centers for high pressure air and industrial gas systems in the dive, fire, CNG, military, scientific, recreational and aerospace industries. Since 1980, L&W has been supplying high-pressure compressors and the associated modules for the processing, storage and filling of air, inert gases, natural gas, biogas and hydrogen.

bLU3: bLU3 is a development stage company that designs next generation electric surface supplied air diving systems. bLU3 is a development stage line of 3 models targeting specific performance levels and price points – NEMO, NOMAD and NEPTUNE. Currently, NEMO and NOMAD are functional design prototypes. Subject to financing, we intend to commence NEMO and NOMAD production by 2019. We currently estimate that we require a minimum of $100,000 to complete the early engineering and prototype phases to be followed by an additional $100,000 to 200,000 in high efficiency tooling investments to drive per unit cost sufficiently low to open a broad consumer market. There are no assurances that we will receive funding or that funding will be received on a timely basis.

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

Trade names

The Company either owns or has licensed from an entity, which the Chief Executive Officer has an ownership interest, the use of the following registered and unregistered trade names, trademarks and service marks for the terms of their indefinite lives: Brownie’s Third Lung™, browniedive.com, Brownie’s, Brownie’s Third Lung oval symbol, browniedive, NitroxMaker™, HELO, RES, fast float rescue harness, tankfill.com, browniestankfill, browniestankfill.com, browniespublicsafety.com, browniespublicsafety, Peleton Hose System, Twin-Trim, Kayak Diving Hose Kit, Bell Bottom Flag Bag, Brownie’s Dogsnare, SHERPA, BC keel, and Garment integrated personal flotation device (GI-PFD). In 2017, the Company formed a wholly-owned subsidiary, Brownie’s High Pressure and has commenced operations under the name L&W Americas/LWA. Use of these trade names, trademarks, and service marks is exclusive to the Company and the Company’s related parties.

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

Tradeshows

In 2017 and 2016, the Company was represented either through their own presence or by a dealer at the following annual trade shows: The Miami Yacht and Brokerage Show, The Fort Lauderdale International Boat Show, the Palm Beach Boat Show, and the Seattle Boat Show.

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

Product Research and Development (R&D)

We continuously work to provide our customers with both new and improved products. We offer research and development services to not only the related entities we license our patents and trademarks from, but also to other customers as well. R&D services for customers and the related entities are invoiced in the normal course of business. In addition, we are working on internal research and development projects as well as collaborating with others toward the goal of developing some of our own patentable products. Research and development costs for the years ended December 31, 2017 and 2016, were $16,380 and $1,973, respectively.

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

Customers

We are predominantly a wholesale distributor to retail dive stores, marine stores, and shipyards. This includes approximately 160 active independent Brownie dealers. We retail our products to include, but not limited to, boat owners, recreational divers and commercial divers. The Company sells to three entities owned by the brother of Robert Carmichael, the Company’s Chief Executive officer, and three Company’s owned by the Chief Executive Officer. Combined sales to these six entities for the years ended December 31, 2017 and 2016, represented 36.58% and 33.58%, respectively, of total net revenues.

Raw Materials

Principal raw materials for our business include machined parts such as rods; pistons; bearings; hoses; regulators; compressors; engines; high-pressure valves and fittings; sewn goods; and various plastic parts including pans, covers, intake staffs, and quick release connections which are typically purchased on a per order basis. Most materials are readily available from multiple vendors. Some materials require greater lead times than other materials. Accordingly, we strive to avoid out of stock situations through careful monitoring of these inventory lead times, and through avoiding single source vendors whenever possible.

Competition

We consider the most significant competitive factors in our business to be fair prices, feature advantages, shopping convenience, the variety of available products, knowledgeable sales personnel, rapid and accurate fulfillment of orders, and prompt customer service. We currently recognize one significant competitor in hookah sales and a variety of competitors in high-pressure tankfill systems sales. Products from the hookah competitor and those from one of the tankfill competitors appear to be very similar to ours at first glance, but lack many of what we believe are our patently superior feature advantages. Brownie’s competitors in the high pressure tankfill market are typically focused on traditional dive stores and fire department air service. Several are large multi-national companies that do not offer adaptation to the yacht market or Nitrox integration; both areas that Brownie’s long-term investments rise to a level to suit the buyer’s needs.

Overall, we are operating in a moderately competitive environment. We believe that the price structure for all the products we distribute compares favorably with the majority of our competitors based on quality and available features.

Personnel

We currently have eighteen (18) full time employees and one (1) part time employee at our facility in Pompano Beach, Florida. Three (3) are classified as exempt sales and administrative or management, and sixteen (16) are classified as nonexempt factory or administrative support. We utilize consultants when needed in the absence of available in-house expertise. Our employees are not covered by a collective bargaining agreement.

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

From time to time the Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business, including matters relating to product liability claims. Such product liability claims sometimes involving wrongful death or injury have historically been covered by product liability insurance, which provided coverage for each claim up to $1,000,000. During the third quarter of 2014, the Company did not renew its product liability insurance since the renewal policy amount was cost prohibitive. As of August 15, 2017, the Company has obtained Product Liability Insurance, although prior claims are not covered under the new policy. The policy is prepaid through its term and will remain in effect until its renewal date of August 14, 2018.

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

Item 4.	Mine Safety Disclosure.

None.

PART II

Item 5.	Purchases of Equity Securities.

The Company’s common stock is quoted on the OTC Markets under the symbol “BWMG”. The Company’s high and low closing bid prices by quarter during 2017 and 2016, as provided by the OTC Markets (Pink) are provided below. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On April 10, 2018, the quoted closing price of our common stock was $0.0301 per share.

	Calendar Year 2016
	High Bid	Low Bid
First Quarter	$.006	$.002
Second Quarter	$.006	$.003
Third Quarter	$.006	$.004
Fourth Quarter	$.031	$.004

	Calendar Year 2017
	High Bid	Low Bid
First Quarter	$.021	$.012
Second Quarter	$.02	$.009
Third Quarter	$.014	$.0010
Fourth Quarter	$.034	$.014

Holders of Common Stock

As of April 5, 2018 the Company had in excess of 346 shareholders of record.

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

Overview

Brownie’s Marine Group, Inc., a Florida corporation (referred to herein as “the Company”, “we”, or “BWMG”), designs, tests, manufactures and distributes recreational diving, yacht based scuba air compressor and nitrox generations systems, and water safety products through its wholly owned subsidiary, Trebor Industries, Inc., d/b/a Brownie’s Third Lung, a Florida corporation. The Company sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility located in Pompano Beach, Florida. The Company does business as (dba) Brownie’s Third Lung, the dba name of Trebor Industries, Inc. In August 2017, the Company organized Brownie’s High Pressure Compressor Services, Inc., a wholly-owned subsidiary subsidiary (“BHP”). Through BHP we expect to establish sales, distribution and service centers for high pressure air and industrial gas systems in the dive, fire, CNG, military, scientific, recreational and aerospace industries. The Company’s common stock is quoted on the OTC Markets (Pink) under the symbol “BWMG”. The Company’s website is www.Browniesmarinegroup.com . Information on the website is not a part of this report.

In December 2017, the Company formed a new wholly-owned subsidiary bLU3, Inc. The Company was formed to develop and market an innovation electric shallow dive system that is completely portable to the user. As of December 31, 2017 there were as yet no operations in the new company.

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

Principles of Consolidation -The consolidated financial statements include the accounts of BWMG and its wholly owned subsidiaries, Trebor Industries, Inc., Brownie’s High Pressure Compressor Services, Inc. and bLU3, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Reclassifications – Certain reclassifications have been made to the 2016 financial statement amounts to conform to the 2017 financial statement presentation.

Cash and equivalents – Only highly liquid investments with original maturities of 90 days or less are classified as cash and equivalents. These investments are stated at cost, which approximates market value.

Going Concern –The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. Although profitable for the years ended December 31, 2016, we incurred a loss for the year ended December 31, 2017 of $248,744. The Company had an accumulated deficit as of December 31, 2017 of $8,879,793.

Because the Company believes that existing operational cash flow may not be sufficient to fund presently anticipated operations, this raises substantial doubt about our ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. The Company has issued a number of convertible debentures as an interim measure to finance working capital needs and may continue to raise additional capital through sale of restricted common stock or other securities, and obtaining some short term loans.

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

Property and equipment and leasehold improvements – Property and equipment and leasehold improvement is stated at cost less accumulated depreciation or amortization. Depreciation and amortization is provided principally on the straight-line method over the estimated useful lives of the assets, which are primarily 3 to 5 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Revenue recognition – Revenues from product sales are recognized when the Company’s products are shipped or when service is rendered. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost of each contract. This method is used because management considers the percentage of cost incurred to date to estimated total cost to be the best available measure of progress on the contracts. As of December 31, 2017 and 2016, there were no ongoing contracts accounted for using the percentage of completion method.

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

Beneficial conversion features on convertible debentures – A beneficial conversion feature arises when the conversion price of a convertible instrument is below the per share value of the underlying stock into which it is convertible. The fair value of the stock upon which to base the beneficial conversion feature (BCF) computation has been determined through use of the quoted stock price.

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

At December 31, 2017, and 2016, the carrying amount of cash, accounts receivable, accounts receivable – related parties, customer deposits and unearned revenue, royalties payable – related parties, other liabilities, other liabilities and accrued interest – related parties, notes payable, notes payable – related parties, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

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

New accounting pronouncements

In March 2018, the FASB issued ASU 2018-05, “Income Taxes” (Topic 740) amending previous guidance on accounting and disclosures for income taxes addressing changes under the Tax Cuts and Jobs Act (the “Act”). This standard addresses the recognition of taxes payable or refundable in the current year and the recognition of deferred tax liabilities and deferred tax assets following passage of the Act. We do not believe this ASU will have an impact on our results of operation, cash flows or financial condition.

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

In April 2016, the FASB issued ASU 2016–10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The adoption of ASU 2016-10 is effective for reporting periods beginning after December 15, 2017. We do not believe this ASU will have an impact on our results of operation, cash flows, or financial condition.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of ASC 2016-09 did not have a material effect on our consolidated financial statements.

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

The following discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations for the Year Ended December 31, 2017 as Compared to the Year Ended December 31, 2016

Net revenues. For the year ended December 31, 2017, total revenues declined approximately 10% with net revenues of $2,028,589 as compared to net revenues of $2,264,134 for the year ended December 31, 2016, a decrease of $235,545. Sales to related parties remained relatively stable between the periods totaling $742,018 and $760,356 for the same periods, respectively. This decrease was due in large part to the loss of two of our larger customers during the year. This change in customer base is not believed to be attributable to any particular identifiable sales trend or lack of demand for our growing product line but rather normal fluctuations in a competitive in market.

Cost of net revenues. For the year ended December 31, 2017, we had cost of net revenues of $1,423,421 as compared with cost of net revenues of $1,664,681 for the year ended December 31, 2016, a decrease of $241,260, or 14%. This was primarily attributable to the overall drop in net revenues between the periods including the related decrease in materials and direct labor costs.

Gross profit. Gross profit between years remained relatively unchanged. For the year ended December 31, 2017, we had a gross profit of $605,168 as compared to gross profit of $599,453 for the year ended December 31, 2016, an increase of $5,715, or approximately 1%.

Operating expenses. For the year ended December 31, 2017, we had operating expenses of $820,236 as compared to operating expenses of $617,226, an increase of $203,010 or approximately 33%. This increase is predominantly the result of an increase in administrative salaries, including $77,508 to our previously uncompensated Chief Executive with increases in associated taxes, insurance and benefits between the periods, $75,000 in fair value of shares provided to directors during the year and an increase in product liability insurance costs.

Other (income) expense, net. For the year ended December 31, 2017, we had other (income) expense, net of an expense of $33,676 as compared to other income, net of $247,799 for the prior year. This account is comprised of other (income), net and interest expense. The overall difference is primarily comprised of the $93,459 debt settlement of a convertible debenture and its associated interest and $141,219 derived from the cancellation of incentive bonuses in the second quarter of 2016. There was no similar transaction in 2017. Interest expense increased $6,277 between the periods as a result of an increase in convertible debt between the periods.

Net (Loss) income. For the year ended December 31, 2017, the Company recorded a net loss of $248,744 compared to net income of $230,026 in the prior year. It should be noted that a significant portion of the income recognized in 2016 was attributable to a gain on debt settlement and cancellation of the Company’s incentive bonus program in 2016 with both transactions being of a non-recurring nature. Absent this transaction in 2016, the Company would have recorded a small loss in the prior year. The balance of the increase in loss incurred in 2017 was primarily attributable to the increase in selling, general and administrative expenses as described above.

Liquidity and Capital Resources

As of December 31, 2017, the Company had current assets (primarily consisting of inventory and prepaid expenses) of $1,285,546 and current liabilities of $1,021,550 or a current ratio of 1.3 to 1, representing a working capital balance of $263,996. At December 31, 2016, the Company had current assets of $1,017,870 and current liabilities of $914,885, or a current ratio of 1.1 to 1.

The consolidated financial statements included herein have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. Although profitable for the year ended December 31, 2016, we incurred a loss for the year ended December 31, 2017 of $248,744. The Company had an accumulated deficit as of December 31, 2017 of $8,879,793.

Because the Company believes that existing operational cash flow may not be sufficient to fund presently anticipated operations, this raises substantial doubt about our ability to continue as a going concern. Therefore, the Company will continue to raise additional funds as needed and is currently exploring alternative sources of financing. The Company has issued a number of convertible debentures as an interim measure to finance working capital needs and may continue to raise additional capital through sale of restricted common stock or other securities or obtaining short term loans.

If the Company fails to raise additional funds when needed, or does not have sufficient cash flows from sales, it may be required to scale back or cease operations, liquidate assets and possibly seek bankruptcy protection. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Net cash (used in) provided by operating activities totaled ($326,760) and $75,192 for the years ended December 31, 2017 and 2016, respectively. The cash used in operations in 2017 of $326,760 was primarily the result of a net loss from operations of $248,744, coupled with an increase in inventory levels of $150,366, an increase in prepaid expenses of $167,251 and a reduction in current liabilities of $34,854. These uses of cash were off-set by $100,000 in fair value of common shares issued as compensation and an increase in accounts payable, accrued liabilities and customer deposits totaling $134,832. Cash flows provided by operations in 2016 primarily were as a result of net income of $230,026, shares issued for payroll compensation of $36,000, an decrease in accounts receivable of $58,448, and in increase in accounts payable of $65,070 These sources were reduced by a non-cash gain on the cancellation of debt of $234,678 and a change in other current liabilities and related party royalties payable totaling $143,243.

Net cash provided by (used in) financing activities totaled $285,909 and ($17,678) at December 31, 2017 and 2016, respectively. During 2017, the company received net proceeds from a Unit Offering of $192,042 and the sales of two convertible notes totaling $100,000, these sources being offset by $6,133 in debt servicing. Net cash used in financing activities in 2016 primarily reflects principle debt servicing on notes payable and notes payable – related parties of $17,206.

From October, 2017 through April, 2018, the Company received gross proceeds of $242,042 pursuant to the sale of 4,827,003 Units consisting of four shares of common stock and one two year common stock purchase warrant exercisable at $0.0115 per share. The price per Unit was $0.046.

In December 2017, the Company entered into a $50,000, 6% Secured Convertible Promissory Note, due December 1, 2018, subject to extension. Interest is payable monthly. The note is secured with such assets of the Company equal to the principal and accrued interest, and is guaranteed by the Company’s wholly-owned subsidiaries, Trebor Industries, Inc. and Brownie’s High Pressor Compressor Services, Inc. and the personal guarantee of Robert M. Carmichael, the Company’s Chief Executive Officer.

The conversion price under the note range from $0.02 per share if converted in the first year to up to $0.125 if converted in year five. The lender may convert at any time until the debenture plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender will be limited to maximum conversion of 9.99% of the outstanding Common Stock of the Company at any one time.

In December 2017, the Company entered into a $50,000, 6% Secured Convertible Promissory Note, due December 4, 2018, subject to extension. Interest is payable monthly. The note is secured with such assets of the Company equal to the principal and accrued interest, and is guaranteed by the Company’s wholly-owned subsidiaries, Trebor Industries, Inc. and Brownie’s High Pressor Compressor Services, Inc. and the personal guarantee of Robert M. Carmichael, the Company’s Chief Executive Officer.

The conversion price under the note range from $0.02 per share if converted in the first year to up to $0.125 if converted in year five. The lender may convert at any time until the debenture plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender will be limited to maximum conversion of 9.99% of the outstanding Common Stock of the Company at any one time.

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

The Company recorded a loss for the year ended December 31, 2017 of $248,744 and had an accumulated deficit of $8,879,793 at December 31, 2017. The Company is behind on payments due for matured convertible debentures, notes payable, and certain vendor payables. The Company is working out all matters of delinquency on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue. Our continued existence is dependent upon generating working capital and obtaining adequate new debt or equity financing. Because of our historical losses, we may not have working capital to permit us to remain in business through the end of the year, without improvements in our cash flow from operations or new financing. Working capital limitations continue to impinge on our day-to-day operations.

The optional conversion features of a series of convertible debentures issued by the Company could require the Company to issue a substantial number of shares of common stock, which will cause dilution to the Company’s stockholders and a potentially negative effect on our stock price.

During 2011 and 2012, the Company issued convertible debentures to several lenders and other third parties which remain outstanding and are past due. In December 2017, the Company issued an additional two secured convertible debentures for $50,000 each. At December 31, 2017 the outstanding principal balance of these debentures, net of related unamortized debt discount, was $389,803. The debentures convert under various conversion formulas, which may be at a significant discount to market price of our common stock. The conversion of any of the debentures will result in the issuance of a significant number of shares of our common stock which will cause dilution to our existing shareholders. Furthermore, the conversion at a significant discount to the market price of our common stock may have a negative effect on our stock price.

We have secured convertible notes in the aggregate principal amount of $100,000 outstanding which mature in December 2018, unless extended at the discretion of the lenders, and we may not have available capital to satisfy such notes when they becomes due.

The secured notes are collateralized by all of our assets and guarantees by our operating subsidiaries and chief executive officer. We currently do not have sufficient cash to satisfy the notes when it becomes due and there are no assurances we will be able to raise the funds if necessary.

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

Dependence on consumer spending.

The success of the our business depends largely upon a number of factors related to consumer spending, including current and future economic conditions affecting disposable consumer income such as employment, business conditions, tax rates, and interest rates. In times of economic uncertainty, consumers tend to defer expenditures for discretionary items, which effects demand for our products. Any significant deterioration in overall economic conditions that diminishes consumer confidence or discretionary income can reduce our sales and adversely affect our financial results. The impact of weakening consumer credit markets; layoffs; corporate restructurings; higher fuel prices; declines in the value of investments and residential real estate; and increases in federal and state taxation can all negatively affect our results. There can be no assurance that in this type of environment consumer spending will not decline, thereby adversely affecting our growth, net sales and profitability or that our business will not be adversely affected by continuing or future downturns in the economy, boating industry, or dive industry. If declines in consumer spending on recreational marine accessories and dive gear are other than temporary, we could be forced to curtail or cease operations.

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

The manufacture and distribution of recreational diving equipment could result in product liability claims and we have historically lacked product liability insurance.

We, like any other retailer, distributor and manufacturer of products that are designed for recreational sporting purposes, face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. Such claims may include, among other things, that our products are designed and/or manufactured improperly or fail to include adequate instructions as to proper use and/or side effects, if any. We do not anticipate obtaining contractual indemnification from parties supplying raw materials, manufacturing our products or marketing our products. In any event, any such indemnification if obtained will be limited by our terms and, as a practical matter, to the creditworthiness of the indemnifying party. While we currently have product liability insurance, we are subject to a claim that arose during a period that the Company did not have product liability coverage. In the event that we do not have adequate insurance or contractual indemnification, product liabilities relating to defective products could have a material adverse effect on our operations and financial conditions, which could force us to curtail or cease our business operations.

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

Our Chief Executive Officer beneficially owns approximately 60% of the combined voting power of our Common Stock and Series A Convertible Preferred Stock and is able to control voting issues and actions that may not be beneficial or desired by minority shareholders.

As of April 5, 2018, Robert Carmichael, our only executive officer, beneficially owns approximately 18% of the combined voting power of the Common Stock and Series A Convertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. The Company’s management, under the supervision and with the participation of Robert Carmichael, the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2017. Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the 2013 criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

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

Name	Age	Position

Robert M. Carmichael	55	President, Chief Executive Officer, Principal Financial Officer and Director
Dana Allen	64	Director
Mikkel Pitzner	49	Director

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

Dana Allen. Since November 22, 2017, Mr. Allen has served on the Company’s board of directors. Mr. Allen is founder and chief executive officer of AUN-TV, a network of 7 California broadcast TV stations. Mr. Allen founded Sequoia Data Corporation in 1987, a company based in Silicon Valley where he served as CEO and chairman until it merged with TMS in 1996, forming TMSSequoia, a public company. He later became CEO and Chairman of TMSSequoia in 1999. From 1998 to 2000 Mr. Allen was founding Chairman of NewsMax Media. Since 2002 he has managed his private investment portfolio. Mr. Allen holds nine US Patents. The first 7 are related to OCR (optical character recognition) and document imaging software. The two most recent patents are (1) a patent related to an improvement to internal-combustion engines that allows two stroke gas engines to run without any oil mixed into the gas, designed to decrease air pollution and (2) a patent for a method and device for underwater recovery of products or pollutants, designed to recover deep water oil spills.

Mikkel Pitzner. Mr. Pitzner has served on the Company’s board of directors since August 1, 2017. Mr. Pitzner previously served on the Company’s board of directors from December 2010 through January 2016. During the years 1996 - 2010, Mr. Pitzner has served as chief executive officer of Copenhagen Limousine Service, a corporate limousine service company based in Denmark. During the years of 2001-2010 he has served as chief executive officer of The Private Car Company, also a corporate transportation company located in Denmark. Since 2007, he has been a partner and board member with FT Group Holding, an advertising company based in Denmark, with operations in Denmark, Sweden, Norway, Finland, Germany and Poland. From 2003 through 2005 he owned and operated Halcyon Denmark, an importer and distributor of Halcyon diving products. The Company’s chief executive officer is an affiliate of Halcyon Manufacturing, Inc. During the years of 2006-2013 he also served on the board of directors of VMC Pitzner, AGJ Pitzner, SMCE Pitzner, Corona Pitzner, construction companies in Denmark. Currently, Mr. Pitzner consults small to medium sized businesses of any industry as a turnaround business consultant. Mr. Pitzner was selected as a director for his general business management with specific experience in diving industry.

Board of Directors

Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified. If any director resigns, dies or is otherwise unable to serve out his or her term, or if the Board increases the number of directors, the Board may fill any vacancy by a vote of a majority of the directors then in office, although less than a quorum exists. A director elected to fill a vacancy shall serve for the unexpired term of his or her predecessor. Vacancies occurring by reason of the removal of directors without cause may only be filled by vote of the stockholders. Our Board of Directors may consist of up to five (5) seats.

Board leadership structure and board’s role in risk oversight

The board of directors is comprised of one member of our management and one independent director. Given the size of our company, our Board believes the current leadership structure is appropriate for our company. As our company grows, we expect to expand our board of directors through the appointment of independent directors. Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including credit risk, interest rate risk, liquidity risk, operational risk, strategic risk and reputation risk. Management is responsible for the day-to-day management of the risks we face and have responsibility for the oversight of risk management in their dual roles as directors.

Committees of the board of directors; stockholder nominations; audit committee financial expert

We have not established any committees comprised of members of our board of directors, including an Audit Committee, a Compensation Committee or a Nominating Committee, or any committee performing similar functions. The functions of those committees are being undertaken by our board of directors as a whole.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our board of directors established a process for identifying and evaluating director nominees, nor do we have a policy regarding director diversity. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our board of directors. Given the early stage of our business, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees. In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

None of our directors is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or board of directors who:

●	understands generally accepted accounting principles and financial statements;

●	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves;

●	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements;

●	understands internal controls over financial reporting; and

●	understands audit committee functions.

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our board of directors.

Compensation of Directors

During 2017 our board of directors adopted a compensation policy for our directors under which directors received 2,000,000 shares of common stock for serving on the board during 2017. The following table provides information concerning the compensation paid to our independent directors for their services as members of our board of directors for 2017. For awards of stock, the aggregate grant date fair value is computed in accordance with FASB ASC Topic 718. The information in the following table excludes any reimbursement of out-of-pocket travel and lodging expenses which we may have paid:

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Robert Carmichael	-	25,000	-	-	-	-	25,000
Dana Allen	600	-			-	-	600
Mikkel Pitzner	2,500	25,000	-	-	-	-	27,500

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

Shareholder Communications

Although we do not have a formal policy regarding communications with our Board, shareholders may communicate with the Board by writing to us at Brownie’s Marine Group, Inc., 3001 NW 25 th Avenue, Suite 1, Pompano Beach, Florida 33069, Attention: Mr. Robert Carmichael. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Item 11.	Executive Compensation

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the years ended December 31, 2017 and 2016 to the Company’s named executive officer. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, was paid to this executive officer during these fiscal years. Executive compensation excludes shares of common stock received for serving on the Company’s board of directors and certain transactions, which are disclosed under “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Summary Compensation Table

Name and Principal Position(s)	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation		Total

Robert M. Carmichael, President, Principal	2017	$77,538	$—	$—	$—	$—	$20,483	*	$98,021
Executive Officer	2016	$—	$—	$—	$—	$—	$20,217	*	$20,217

* health insurance

Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised option (#) un- exercisable	Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($) per share	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity Incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Robert M. Carmichael, Principal Executive Officer	234	—	—	$1,350	March 2, 2019	—	—	—	—

Employment Agreements

None.

Securities Authorized for Issuance under Equity Compensation Plans

On August 22, 2007, the Company adopted an Equity Incentive Plan (the “Plan”). Under the Plan, Stock Options may be granted to Employees, Directors, and Consultants in the form of Incentive Stock Options or Nonstatutory Stock Options. Stock Purchase Rights, time vested and/performance invested Restricted Stock, and Stock Appreciation Rights and Unrestricted Shares may also be granted under the Plan. The initial maximum number of shares that may be issued under the Plan shall be 297 shares and no more than 71 Shares of Common Stock may be granted to any one Participant with respect to Options, Stock Purchase Rights and Stock Appreciation Rights during any one calendar year period. Common Stock to be issued under the Plan may be either authorized and unissued or shares held in treasury by the Company. The term of the Plan shall be ten years. The Board of Directors may amend, alter, suspend, or terminate the Plan at any time. The table below includes information as of December 31, 2017.

Equity Compensation Plan Information as of December 31, 2017

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted – average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans Approved by Security Holders	297	$1,350	0
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	297	$1,350	0

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock by: (1) all persons who are beneficial owners of five percent (5%) or more of any class of our voting securities; (2) each of our directors; (3) each of our Named Executive Officers; and (4) all current directors and executive officers as a group.

Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all shares of common stock held by them. Robert Carmichael owns 100% of the Company’s Series A Convertible Preferred Stock, each share of which has the number of votes 250 per share. The preferred stock votes with the Company’s common stock, except as otherwise required under Florida law. Accordingly, Mr. Carmichael owns approximately 60% of the combined voting power of the Common Stock and Series A Convertible Preferred Stock, voting as a single class and will control the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.

Applicable percentage ownership in the following table is based on 102,801,412 shares of common stock outstanding as of April 5, 2018. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 5, 2018, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise disclosed these persons’ address is c/o Brownie’s Marine Group, Inc., 3001 NW 25 th Avenue, Suite 1, Pompano Beach, FL 33069.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Executive Officers and Directors
Common	Robert Carmichael	17,419,242	(*)	18%
Common	Dana Allen	2,000,000		2%
Common	Mikkel Pitzner	2,217,233		2%
Common	All directors and executive officers as a group (3 persons)	21,419,242	(*)	21%

5% Shareholders
Common	None
Series A Convertible Preferred Stock	Robert Carmichael	425,000		100%
Series A Convertible Preferred Stock	All directors and executive officers as a group (1 person)	425,000		100%

(*)	Includes the following: aggregate of 234 shares of common stock underlying currently exercisable options exercisable at $1,350 per share; and 31,481 shares issuable upon conversion of 425,000 shares of Series A Preferred Stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The Company sells products to Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers with similar sales volumes. Combined net revenues from these entities for years ended December 31, 2017 and 2016, totaled $738,506 and $750,338, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2017, was $27,381, $10,763, and $13,227, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2016, was $40,012, $5,809, and $18,410, respectively.

The Company sells products to Brownie’s Global Logistics, LLC. (“BGL”), 940 Associates, Inc. and 3D Buoy, LLC, fully owned by the Company’s Chief Executive Officer. Terms of sale are more favorable than those extended to BWMG’s regular customers, but no more favorable than those extended to Brownie’s strategic partners. Terms of sale to BGL approximate cost or include a nominal margin. These terms are consistent with those extended to Brownie’s strategic partners. Strategic partner terms on a per order basis include promotion of BWMG’s technologies and “Brownie’s” brand, offered only on product or services not offered for resale, and must provide for reciprocal terms or arrangements to BWMG on strategic partners’ product or services. BGL is fulfilling the strategic partner terms by providing exposure for BWMG’s technologies and “Brownie’s” brand in the yachting and exploration community world-wide through its operations. Combined net revenues from these three entities for years ended December 31, 2017, and 2016, were $3,512 and $9,130, respectively. Accounts receivable from BGL, 940 Associates and 3D Buoy totaled $4,043 and $9,819 at December 31, 2017 and 2016, respectively.

The Company has Exclusive License Agreements with 940 Associates, Inc. (hereinafter referred to as “940A”), an entity owned by the Company’s Chief Executive Officer, to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. For this license agreement the Company pays 940A 2.5% of gross revenues per quarter. Total royalty expense for the above agreements for the years ended December 31, 2017 and 2016, as disclosed on the face of the Company’s Consolidated Statements of Operations totaled $54,745 and $56,057, respectively. In November 2016, the Company entered into a conversion agreement under which the Company issued 10,000,000 shares of restricted common stock in satisfaction of $88,850 past due and payable to 940A under that certain Exclusive License Agreement by and between the parties as of March 1, 2017. As of the date of the conversion agreement, the Company was more than 31 months in arrears on its royalty payments totaling approximately $151,000. In addition, 940A agreed to forebear on any default under the License Agreement due to the Company’s remaining past due amount for a period of three months from the effective date of the conversion agreement. The shares issued were valued at $0.008885 per share, the closing price of the stock on the effective date of the conversion agreement.

On March 1, 2017, the Company and 940A entered into an additional conversion agreement. Under the agreement the Company issued 940A 4,587,190 shares of restricted common stock in satisfaction of $63,303, which represented all remaining past due and payable amounts to 940A under the Exclusive License Agreement. As of the date of the additional conversion agreement the Company was more than 3 months in arrears on royalty payments due under the Exclusive License Agreement. The shares were issued at a price per share of $0.0138, which exceeded the closing price of the Company’s common stock as reported on the OTC Markets on the date immediately preceding the closing. No default notice had been received prior to the conversion agreements.

On August 1, 2017, the Company entered into a six month employment agreement with Blake Carmichael, the son of the Company’s chief executive officer and an electrical engineer, to serve as the Company’s products development manager, electrical engineer and marketing team member. Under the terms of the employment agreement, in addition to a monthly salary of $3,600, the Company issued Mr. Carmichael 2,000,000 shares of common stock valued at $25,000. Mr. Carmichael is also entitled to performance bonuses at the discretion of the board of directors. On January 31, 2018, Mr. Blake Carmichael’s employment agreement expired and was not renewed. He continues with the Company as a full time employee focused on the operations of the Company’s bLU3 subsidiary.

Director independence

The Company has two independent directors, Mr. Allen and Mr. Pitzner. Mr. Allen and Mr. Pitzner are considered “independent” as defined under Rule 5605 of the Nasdaq Marketplace Rules.

Item 14.	Principal Accounting Fees and Services.

The following table shows the fees that were billed for the audit and other services provided by RBSM, LLP for the years ended December 31, 2017 and 2016.

	2017	2016
Audit Fees	$47,500	$37,187
Audit-Related Fees	-	-
Tax Fees	3,000	-
All Other Fees	-	-
Total	$50,500	$37,187

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the board, or, in the period between meetings, by a designated member of the board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2017 were pre-approved by the entire board of directors.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

Our consolidated financial statements appear beginning at F-1.

Exhibit No.	Description	Location
2.2	Merger Agreement, dated June 18, 2002 by and among United Companies Corporation, Merger Co., Inc. and Avid Sportswear & Golf Corp.	Incorporated by reference to Exhibit 2.02 Amendment No. 1 to Form S-4 filed June 24, 2002.

2.3	Articles of Merger of Avid Sportswear & Golf Corp. with and into Merger Co., Inc.	Incorporated by reference to Exhibit 2.03 Amendment No. 1 to Form S-4 filed June 24, 2002.

2.4	Plan of Conversion	Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on October 28, 2015

3.1	Articles of Conversion (Nevada)	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on October 28, 2015.

3.2	Certificate of Conversion (Florida)	Incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on October 28, 2015.

3.3	Articles of Incorporation (Florida)	Incorporated by reference to Exhibit 3.3 to Current Report on Form 8-K filed on October 28, 2015.

3.5	Articles of Amendment	Incorporated by reference to Exhibit 3.5 to Current Report on Form 8-K filed on December 16, 2015.

3.6	Bylaws	Incorporated by reference to Exhibit 3.4 to Current Report on Form 8-K filed on October 28, 2015.

4.1	Form of Unit Warrant	Provided herewith.

4.2	Form of 2017 Secured Convertible Promissory Note	Provided herewith.

10.1	Share Exchange Agreement, dated March 23, 2004 by and among the Company, Trebor Industries, Inc. and Robert Carmichael	Incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K filed April 9, 2004

10.2	Non-Exclusive License Agreement –BC Keel Trademark	Incorporated by reference to Exhibit 10.18 to Form 10QSB for the quarter ended December 31, 2005 filed August 15, 2005.

10.3	Exclusive License Agreement - Brownie’s Third Lung, Brownie’s Public Safety, Tankfill, and Related Trademarks and Copyrights	Incorporated by reference to Exhibit 10.20 to Form 10QSB for the quarter ended December 31, 2005 filed August 15, 2005.

10.4	Exclusive License Agreement – Brownie’s Third Lung and Related Trademarks and Copyright	Incorporated by reference to Exhibit 10.26 to Form 10KSB for the year ended December 31, 2006 filed April 4, 2007.

10.5	Promissory Note effective April 22, 2015 payable to Robert M. Carmichael.	Incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended March 31, 2015 filed May 11, 2015.

10.6	Conversion Agreement effective November 21, 2016	Incorporated by reference to Exhibit 10.1 to Form 8-K filed November 21, 2016.

10.7	Conversion Agreement effective March 1, 2017	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 3, 2017.

10.8	Mikkel Pitzner Independent Director Agreement dated August 1, 2017	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 8, 2017.

10.9	Advisory Agreement dated August 7, 2018	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 8, 2017.

10.10	Dana Allen Independent Director Agreement dated November 22, 2017	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed on December 6, 2017.

10.11	Lease Agreement Commencing September 1, 2014, as amended	Provided herewith.

21.1	Subsidiaries of the Registrant	Provided herewith.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	Provided herewith.

32.1	Certification Pursuant to Section 1350	Provided herewith.

32.2	Certification Pursuant to Section 1350	Provided herewith.

101	XBRL Interactive Data File	Provided herewith.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 17, 2018	Brownie’s marine group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer, Chief
Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 17, 2018	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Director

By:	/s/ Dana Allen
Dana Allen
Director

By:	/s/ Mikkel Pitzner
Mikkel Pitzner
Director

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

TABLE OF CONTENTS FOR CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Brownie’s Marine Group, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brownie’s Marine Group, Inc. and Subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for the each of years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/RBSM LLP

We have served as the Company’s auditor since 2015.

Henderson, NV

April 16, 2018

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS

Current assets
Cash	$150,898	$191,749
Accounts receivable, net of $16,848 and $18,000 allowance for doubtful accounts, respectively	4,494	1,026
Accounts receivable – related parties	55,681	68,239
Inventory	822,886	672,520
Prepaid expenses and other current assets	251,587	84,336
Total current assets	1,285,546	1,017,870

Property and equipment, net	27,498	56,908

Deferred tax asset, net	2,520	2,520
Other assets	6,649	6,649

Total assets	$1,322,213	$1,083,947

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$392,738	$323,578
Customer deposits and unearned revenue	97,249	31,577
Royalties payable – related party	—	64,240
Other liabilities	141,760	176,614
Convertible debentures, net	389,803	312,743
Notes payable – current portion	—	6,133
Total current liabilities	1,021,550	914,885

Total liabilities	1,021,550	914,885

Commitments and contingencies

Stockholders’ equity
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding	425	425
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; 98,192,717 and 68,906,212 shares issued and outstanding at December 31, 2017 and 2016, respectively	9,819	6,890
Common stock payable; $0.0001 par value; 138,941 and 138,941 shares, respectively	14	14
Additional paid-in capital	9,170,198	8,792,782
Accumulated deficit	(8,879,793)	(8,631,049)
Total stockholders’ equity	300,663	169,062

Total liabilities and stockholders’ equity	$1,322,213	$1,083,947

See Accompanying Notes to Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2017	2016

Net revenues
Net revenues	$1,286,571	$1,503,778
Net revenues - related parties	742,018	760,356
Total net revenues	2,028,589	2,264,134

Cost of net revenues
Cost of net revenues	878,875	1,154,560
Cost of net revenues – related parties	489,801	454,064
Royalties expense - related parties	54,745	56,057
Total cost of net revenues	1,423,421	1,664,681

Gross profit	605,168	599,453

Operating expenses
Selling, general and administrative	803,856	615,253
Research and development costs	16,380	1,973
Total operating expenses	820,236	617,226

Loss from operations	(215,068)	(17,773)

Other (income) expense, net
Other (income) expense, net	(3,569)	(44,661)
Cancellation of debt	—	(234,678)
Interest expense	37,245	30,968
Interest expense - related parties	—	572
Total other (income) expense, net	33,676	(247,799)

Net (loss) income before provision for income taxes	(248,744)	230,026

Provision for income tax expense	—	—

Net (loss) income	$(248,744)	$230,026

Basic (loss) income per common share	$(0.00)	$0.00
Diluted (loss) income per common share	$(0.00)	$0.00

Basic weighted average common shares outstanding	78,599,195	68,485,426
Diluted weighted average common shares outstanding	78,595,195	103,414,928

See Accompanying Notes to Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock	Common Stock Payable			Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2015	425,000	$425	86,825,138	$8,681	195,610	$20	$8,665,565	$(8,861,075)	$(186,384)

Conversion of related party interest to stock	—	—	124,326	13	—	—	557	—	570

Return of prior employee compensation	—	—	(28,403,252)	(2,840)	(56,669)	(6)	2,846	—	—

Stock issued for employee compensation	—	—	360,000	36	—	—	35,964	—	36,000

Common stock issued for royalty payable	—	—	10,000,000	1,000	—	—	87,850	—	88,850

Net Income	—	—	—	—	—	—	—	230,026	230,026

Balance, December 31, 2016	425,000	425	68,906,212	6,890	138,941	14	8,792,782	(8,631,049)	169,062
Payment of related party debt in stock	—	—	4,587,190	459	—	—	62,844	—	63,303

Shares issued for services	—		8,000,000	800			99,200		100,000

Unit offering	—	—	16,699,315	1,670	—	—	190,372	—	192,042

Beneficial Conversion Features							25,000		25,000

Net loss	—	—	—	—	—	—	—	(248,744)	(248,744)

Balance, December 31, 2017	425,000	$425	98,192,717	$9,819	138,941	$14	$9,170,198	$(8,879,793)	$300,663

See Accompanying Notes to Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016

Cash flows provided by operating activities:
Net (loss) income	$(248,744)	$230,026

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	29,410	36,391
Gain on cancellation of debt	—	(234,678)
Shares issued for interest expense – related party	—	570
Shares issued for services	100,000	36,000
Amortization of debt discount	2,060	—

Changes in operating assets and liabilities:
Change in accounts receivable, net	(3,468)	58,448
Change in accounts receivable - related parties	12,558	(26,969)
Change in inventory	(150,366)	(18,307)
Change in prepaid expenses and other current assets	(167,251)	(26,325)
Change in other current assets - related parties	—	3,020
Change in accounts payable and accrued liabilities	69,160	65,070
Change in customer deposits and unearned revenue	65,672	6,339
Change in other liabilities	(34,854)	(54,937)
Change in royalties payable - related parties	(937)	(88,306)
Net cash (used in) provided by operating activities	(326,760)	75,192

Cash flows from investing activities:
Purchase of fixed assets	—	(7,587)
Net cash used in investing activities	—	(7,587)

Cash flows from financing activities:
Proceeds from unit offering	192,042	—
Principal reduction on convertible debentures		(472)
Principal payments on note payable	(6,133)	(6,108)
Proceeds from convertible notes payable	100,000	—
Principal payments on note payable - related parties	—	(11,098)
Net cash provided by (used in) financing activities	285,909	(17,678)

Net change in cash	(40,851)	49,927

Cash, beginning of period	191,749	141,822

Cash, end of period	$150,898	$191,749

See Accompanying Notes to Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017		2016

Supplemental disclosures of cash flow information:
Cash paid for interest	$		$976

Cash paid for income taxes		$—	$—

Supplemental disclosures of non-cash investing activities and future operating activities:

Common shares issued for services		$50,000	$—

Common shares issued in payment of related party payable		$63,303	$—

Conversion of royalties payable to stock – related party		$—	$88,306

Initial debt discount on convertible notes		$25,000	$—

See Accompanying Notes to Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of business and summary of significant accounting policies

Description of business –Brownie’s Marine Group, Inc., (hereinafter referred to as the “Company,” “our” or “BWMG”) designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and nitrox generation systems, scuba and water safety products through its wholly owned subsidiary Trebor Industries, Inc. and manufactures and sells high pressure air and industrial gas compressor packages through its wholly owned subsidiary Brownie’s High Pressure Compressor Services, Inc. The Company sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility in Pompano Beach, Florida. The Company does business as (dba) Brownie’s Third Lung, the dba name of Trebor Industries, Inc. and Brownie’s High Pressure Compressor Services, Inc. The Company’s common stock is quoted on the OTC Markets (Pink) under the symbol “BWMG”.

On August 7, 2017, Brownie’s Marine Group, Inc. entered into an Exclusive Distribution Agreement with Lenhardt & Wagner GmbH (“L&W”), a German-based company engaged in the development, manufacturing and sales of high pressure air and industrial gas compressor packages. Under the terms of the Exclusive Distribution Agreement, we were appointed the exclusive distributor of L&W’s complete product line in North America and South America, including the Caribbean (the “Territory”). Pursuant to an intercompany assignment, Brownie’s High Pressure Compressor Services, Inc., our newly-formed wholly-owned subsidiary (“BHP”), is party to the agreement. Through BHP we expect to conduct business and build the brand name “L&W Americas/LWA”, establishing sales, distribution and service centers for high pressure air and industrial gas systems in the dive, fire, CNG, military, scientific, recreational and aerospace industries. Our goal will be to build a network of jobbers, dealers, installers and high-pressure compressor distributors throughout the Territory by leveraging our know-how, brand awareness, complimentary products and creating sustainable distribution and core product OEM integration relationships.

Basis of Presentation – The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).

Definition of fiscal year – The Company’s fiscal year end is December 31.

Principles of Consolidation -The consolidated financial statements include the accounts of BWMG and its wholly owned subsidiaries, Trebor Industries, Inc., Brownie’s High Pressure Compressor Services, Inc. and bLU3, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Going Concern –The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. Although profitable for the year ended December 31, 2016, we incurred a loss for the year ended December 31, 2017 of $248,744. The Company has an accumulated deficit as of December 31, 2017 of $8,879,793.

Because the Company believes that existing operational cash flow may not be sufficient to fund presently anticipated operations, this raises substantial doubt about our ability to continue as a going concern. Therefore, the Company will continue to raise additional funds as needed and is currently exploring alternative sources of financing. The Company has issued a number of common shares and convertible debentures as an interim measure to finance working capital needs and may continue to raise additional capital through sale of restricted common stock or other securities or obtaining short term loans.

If BWMG fails to raise additional funds when needed, or does not have sufficient cash flows from sales, it may be required to scale back or cease operations, liquidate assets and possibly seek bankruptcy protection. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Accounts receivable – Accounts receivable consist of amounts due from the sale of all of our products to wholesale and retail customers. The allowance for doubtful accounts are estimated based on historical customer experience and industry knowledge. The allowances for doubtful accounts totaled $16,848 and $18,000 at December 31, 2017 and 2016, respectively.

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

Property and equipment and leasehold improvements – Property and equipment and leasehold improvement is stated at cost less accumulated depreciation or amortization. Depreciation and amortization is provided principally on the straight-line method over the estimated useful lives of the assets or term of the lease, which are primarily 3 to 5 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Revenue recognition – Revenues from product sales are recognized when the Company’s products are shipped or when service is rendered. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, when applicable, measured by the percentage of cost incurred to date to estimated total cost of each contract. This method is used because management considers the percentage of cost incurred to date to estimated total cost to be the best available measure of progress on the contracts. As of December 31, 2017 and 2016, there were no ongoing contracts accounted for using the percentage of completion method.

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

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which they occur. Advertising and trade show expense incurred for the years ended December 31, 2017, and 2016, totaled $42,959 and $5,800, respectively.

Research and development costs – The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the years ended December 31, 2017 and 2016 the Company incurred research and development costs of $16,380 and $1,973, respectively.

Customer deposits and unearned revenue and returns policy – The Company typically takes a minimum 50% deposit against custom and large tankfill systems prior to ordering and/or building the systems. The remaining balance due is payable upon delivery, shipment, or installation of the system. There is no provision for cancellation of custom orders once the deposit is accepted, nor return of the custom ordered product. Additionally, returns of all other merchandise are subject to a 15% restocking fee as stated on each sales invoice. The Company provides our customers with an industry standard one year warranty on systems sold. Historically, the cost of our warranty policy has been immaterial and no reserve has been established. Customer deposits and unearned revenue totaled $97,249 and $31,577 at December 31, 2017 and 2016, respectively.

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

For the years ended December 31, 2017 and 2016, the Company converted accrued liabilities of principal and interest to related parties to stock totaling $63,303 and $570, respectively. During the year ended December 31, 2016, the Company issued shares for employee compensation with a fair value of $36,000.

Beneficial conversion features on convertible debentures – A beneficial conversion feature arises when the conversion price of a convertible instrument is below the per share value of the underlying stock into which it is convertible. The fair value of the stock upon which to base the beneficial conversion feature (BCF) computation has been determined through use of the quoted stock price.

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

At December 31, 2017, and 2016, the carrying amount of cash, accounts receivable, accounts receivable – related parties, accounts payable and accrued liabilities, customer deposits and unearned revenue, royalties payable – related parties, other liabilities, and notes payable, approximate fair value because of the short maturity of these instruments.

Earnings per common share – Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Potentially dilutive shares included in dilutive earnings per share totaled 34,929,502 at  December 31, 2016. At December 31, 2017, 61,512,122 potentially dilutive shares were not recognized as their inclusion would be anti-dilutive. These shares reflect shares potentially issuable under convertible note agreements during the period ending December 31, 2017.

New accounting pronouncements

In March 2018, the FASB issued ASU 2018-05, “Income Taxes” (Topic 740) amending previous guidance on accounting and disclosures for income taxes addressing changes under the Tax Cuts and Jobs Act (the “Act”). This standard addresses the recognition of taxes payable or refundable in the current year and the recognition of deferred tax liabilities and deferred tax assets following passage of the Act. We do not believe this ASU will have an impact on our results of operation, cash flows or financial condition.

In April 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments” ASU 2016-15 provides guidance regarding the classification of certain items within the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017 with early adoption permitted. We do not believe this ASU will have an impact on our results of operation, cash flows, other than presentation, or financial condition.

In April 2016, the FASB issued ASU 2016–10 Revenue from Contract with Customers (Topic 606) identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The adoption of ASU 2016-10 is effective for reporting periods beginning after December 15, 2017. We do not believe this ASU will have an impact on our results of operation, cash flows, or financial condition.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting , which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of ASC 2016-09 did not have a material effect on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases , which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In July 2015, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory. ASU No. 2015-11 does not apply to inventory measurement using the last-in, last-out (LIFO) or retail methods. ASU No. 2015-11 applies to all other inventory measurement methods, which includes first-in, first-out (FIFO) or average cost. Previously, inventory valuation was at the lower of cost or fair market value. This ASU changes the valuation to lower of cost or net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of the business, less reasonably predictable costs of completion, disposal, and transportation. ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. ASU 2015-11 should be applied prospectively with earlier application permitted. The Company opted for early adoption of ASU 2015-11 with no impact to financial condition, results of operations, or cash flows. The Company updated its consolidated financial statements to reflect inventory valuation at the lower of cost or net realizable value.

The Company believes there was no other new accounting guidance adopted, but not yet effective that either has not already been disclosed in prior reporting periods or is relevant to the readers of our financial statements.

2. INVENTORY

Inventory consists of the following as of:

	December 31,
	2017	2016

Raw materials	$614,541	$402,407
Work in process	—	—
Finished goods	208,345	270,113
	$822,886	$672,520

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2017	2016

Prepaid inventory	$27,715	$30,076
Prepaid insurance	7,453	6,968
Prepaid other current assets	216,419	47,292
	$251,587	$84,336

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following as of:

	December 31,
	2017	2016

Tooling and equipment	$125,832	$121,782
Computer equipment and software	27,469	31,519
Vehicles	44,160	44,160
Leasehold improvements	43,779	43,779
	241,240	241,240
Less: accumulated depreciation and amortization	(213,742)	(184,332)
	$27,498	$56,908

Depreciation and amortization expense totaled $29,410 and $36,391 for the years ended December 31, 2017 and 2016, respectively.

5. OTHER ASSETS

Other assets of $6,649, at December 31, 2017 and 2016, consisted of refundable deposits.

6. CUSTOMER CREDIT CONCENTRATIONS

The Company sells to three (3) entities owned by the brother of Robert Carmichael, the Company’s Chief Executive officer, and three (3) Company’s owned by the Chief Executive Officer as further discussed in Note 7 - RELATED PARTIES TRANSACTIONS. Combined sales to these six (6) entities for the years ended December 31, 2017 and 2016, represented 36.58% and 33.58%, respectively, of total net revenues.

7. RELATED PARTIES TRANSACTIONS

Net revenues and accounts receivable – related parties – The Company sells products to Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers with similar sales volumes. Combined net revenues from these entities for years ended December 31, 2017 and 2016, totaled $738,506 and $750,338 , respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2017, was $27,381, $10,763, and $13,227 , respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2016, was $40,012, $5,809, and $18,410,  respectively.

The Company sells products to Brownie’s Global Logistics, LLC. (“BGL”), 940 Associates, Inc. and 3D Buoy,LLC affiliated with the Company’s Chief Executive Officer. Terms of sale are more favorable than those extended to BWMG’s regular customers, but no more favorable than those extended to Brownie’s strategic partners. Terms of sale to BGL approximate cost or include a nominal margin. These terms are consistent with those extended to Brownie’s strategic partners. Strategic partner terms on a per order basis include promotion of BWMG’s technologies and “Brownie’s” brand, offered only on product or services not offered for resale, and must provide for reciprocal terms or arrangements to BWMG on strategic partners’ product or services. BGL is fulfilling the strategic partner terms by providing exposure for BWMG’s technologies and “Brownie’s” brand in the yachting and exploration community world-wide through its operations. Combined net revenues from these three entities for years ended December 31, 2017, and 2016, were $3,512 and $9,130, respectively. Accounts receivable from BGL, 3D Buoy and 940 Associates, Inc. totaled $4,043 and $9,819 at December 31, 2017, and December 31, 2016, respectively.

Royalties expense – related parties – The Company has Exclusive License Agreements with 940 Associates, Inc. (hereinafter referred to as “940A”), an entity owned by the Company’s Chief Executive Officer, to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. This license agreement agrees the Company to pay 940A 2.5% of gross revenues per quarter. Total royalty expense for the above agreements for the years ended December 31, 2017 and 2016, as disclosed on the face of the Company’s Consolidated Statements of Operations totaled $54,745 and $56,057, respectively. In November 2016, the Company entered into a conversion agreement under which the Company issued 10,000,000 shares of restricted common stock in satisfaction of $88,850 past due and payable to 940A. As of the date of the conversion agreement, the Company was more than 31 months in arrears on its royalty payments totaling approximately $151,000. In addition, 940A agreed to forebear on any default under the License Agreement due to the Company’s remaining past due amount for a period of three months from the effective date of the conversion agreement. The shares issued were valued at $0.008885 per share, the closing price of the stock on the effective date of the conversion agreement. No default notice had been received prior to the conversion agreements.

On March 1, 2017, the Company and 940A entered into a conversion agreement. Under the agreement the Company issued 940A 4,587,190 shares of restricted common stock in satisfaction of $63,303, which represented all past due and payable amounts to 940A under that certain Exclusive License Agreement by and between the parties as of March 1, 2017. As of the date of the agreement the Company was more than 3 months in arrears on royalty payments due under the Exclusive License Agreement. The shares were issued at a price per share of $0.0138, which exceeded the closing price of the Company’s common stock as reported on the OTC Markets on the date immediately preceding the closing. No default notice had been received prior to the conversion agreements.

Equity based compensation – During November 2013, Alexander F. Purdon, then an employee of the Company, exceeded 10% ownership whereby he was reclassified to related party. The Company paid Mr. Purdon’s employment compensation in restricted shares of stock in lieu of cash. The number of shares paid is based on the weighted average price per share during the months the services were rendered. For the year ended December 31, 2016, stock based compensation shares issued to Mr. Purdon totaled 360,000 shares with a fair value of $36,000. The agreement with Mr. Purdon terminated August 31, 2016.

In April 2016, the board of directors determined it was not in the best interest of either the Company or the recipients to pay bonuses based on current or foreseeable share prices and cancelled bonuses payable.  As a result of this action, the Company recognized other income in the amount of $140,336.

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

On August 1, 2017, the Company entered into a six month employment agreement with Blake Carmichael, the son of the Company’s chief executive officer and an electrical engineer, to serve as the Company’s products development manager, electrical engineer and marketing team member. Under the terms of the employment agreement, in addition to a monthly salary of $3,600, the Company issued Mr. Carmichael 2,000,000 shares of common stock valued at $25,000. Mr. Carmichael is also entitled to performance bonuses at the discretion of the board of directors. On January 31, 2018, Mr. Blake Carmichael’s employment agreement expired and was not renewed. He continues with the Company as a full time employee focused on the operations of the Company’s bLU subsidiary.

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

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consists of the following as of:

	December 31, 2017	December 31, 2016

Accounts payable trade and other	$143,347	$110,020
Accrued payroll & fringe benefits	29,023	20,416
Accrued payroll taxes & withholding	8,689	16,400
Accrued interest	211,679	176,742
	$392,738	$323,578

Balances due certain vendors are in arrears to varying degrees. The Company is handling all delinquent accounts on a case-by-case basis.

9. OTHER LIABILITIES

Other liabilities consist of the following as of:

	December 31, 2017		December 31, 2016

Short-term loans	$126,572	(*)	$160,782	(*)
Asset purchase agreement payable	12,857		12,857
On-line training liability	2,331		2,975
	$141,760		$176,614

(*)Initial balance of $200,000 non-convertible note dated July 7, 2013. The note carries a 0% interest rate and is due on demand.

10. NOTES PAYABLE

Notes payable consists of the following:

	December 31,
	2017	2016
Promissory note payable, secured by vehicle underlying loan having carrying value of $6,133 at December 31, 2016, bearing interest at 1.9% per annum, due in monthly principal and interest payments of $523, maturing on December 5, 2017.	$—	$6,133

Less amounts due within one year	—	(6,133)

Long-term portion of notes payable	$—	$—

As of December 31, 2017 and 2016, principal payments on the notes payable are as follows:

	December 31,
	2017	2016

2017	$—	$6,133
2018
2019	—	—
2020	—	—
2021	—	—
Thereafter	—	—
	$—	$6,133

11. CONVERTIBLE DEBENTURES

Convertible debentures consist of the following at December 31, 2017:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Original Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Reg.
5/3/2011	5/5/2012	10%	300,000	(206,832)	300,000	—	300,000	200,000	(1)
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	—	10,000	3,191	(2)
2/10/2012	2/10/2014	10%	39,724	—	2,743	—	2,743	4,331	(3)
12/01/17	12/01/18	6%	50,000	(12,500)	50,000	(11,470)	38,530	250	(4)
12/05/17	12/04/18	6%	50,000	(12,500)	50,000	(11,470)	38,530	217	(5)
					$412,743	$(22,940)	$389,803	$207,989

Convertible debentures consist of the following at December 31, 2016:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Original Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Reg.
5/3/2011	5/5/2012	5%	300,000	(206,832)	300,000	—	300,000	170,000	(1)
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	—	10,000	2,687	(2)
2/10/2012	2/10/2014	10%	39,724	—	2,743	—	2,743	4,055	(3)
					$312,743	$—	$312,743	$176,742

(1)	On May 3, 2011, the Company borrowed $300,000 in exchange for a convertible debenture. The Debenture bears 10% interest per annum. The lender may at any time convert any portion of the debenture to common shares at a 30% discount of the “Market Price” of the stock based on the average of the previous ten (10) days weighted average closing prices on the date prior to the notice of conversion. The Company may prepay the debenture plus accrued interest at any time before maturity. In addition, as further inducement for loaning the Company the funds, the Company granted the lender 300,000 and 600,000 warrants at $337.50 and $472.50 per share, respectively. As a result, the Company allocated fair market value (“FMV”) to both the BCF and to the warrants, or $206,832, which was recorded as a discount against the debenture. The Company accreted the discount to interest expense. The Company recognized the FMV of the related warrants as $45,000 using the Black-Scholes valuation model.

(2)	The Company borrowed $10,000 in exchange for a convertible debenture. The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4) highest closing bid prices over the preceding five (5) trading days. The Company valued the beneficial conversion feature of the convertible debenture at $4,286, which was accreted to interest expense over the period of the note.

(3)	The Company entered into three new debenture agreements upon sale/assignment of the original lenders. Because the stated terms of the new debenture agreement and principal amounts were significantly different from the original debenture, including analysis of value of the beneficial conversion feature at the assignment/purchase date, the transactions are treated as extinguishment of the old debentures and recorded as new for accounting purposes.

The conversion price under the debentures is $0.37125 and the lender may convert at any time until the debenture plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender will be limited to maximum conversion of 4.99% of the outstanding Common Stock of the Company at any one time.

(4)	The Company entered into a 6% Secured Convertible Promissory Note, due December 1, 2018, subject to extension. The Note is secured with such assets of the Company equal to the principal and accrued interest, and is guaranteed by the Company’s wholly-owned subsidiaries, Trebor Industries, Inc. and Brownie’s High Pressor Compressor Services, Inc. and the personal guarantee of Robert M. Carmichael, the Company’s Chief Executive Officer.

The conversion price under the Note range from $0.02 per share if converted in the first year to $0.125 if converted in year five. The lender may convert at any time until the debenture plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender will be limited to maximum conversion of 9.99% of the outstanding Common Stock of the Company at any one time.

(5)	The Company entered into a 6% Secured Convertible Promissory Note, due December 4, 2018, subject to extension. The Note is secured with such assets of the Company equal to the principal and accrued interest, and is guaranteed by the Company’s wholly-owned subsidiaries, Trebor Industries, Inc. and Brownie’s High Pressor Compressor Services, Inc. and the personal guarantee of Robert M. Carmichael, the Company’s Chief Executive Officer.

The conversion price under the Note range from $0.02 per share if converted in the first year to $0.125 if converted in year five. The lender may convert at any time until the debenture plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender will be limited to maximum conversion of 9.99% of the outstanding Common Stock of the Company at any one time.

12. INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a United States corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017.

Management is in the process of reviewing “the Act”, but has not completed its analysis at the statement date.

The components of the provision for income tax expense are as follows for the years ended:

December 31,
	2017	2016
Current taxes
Federal	$—	$—
State	—	—
Current taxes	—	—
Change in deferred taxes	—	—
Change in valuation allowance	—	—

Provision for income tax expense	$—	$—

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2017:

Deferred tax assets:
Equity based compensation	$394,504
Allowance for doubtful accounts	17,000
Net operating loss carryforward	625,893
On-line training certificate reserve	2,331
Total deferred tax assets	1,039,728
Valuation allowance	(1,037,208)

Deferred tax assets net of valuation allowance	2,520

Less deferred tax assets – non-current, net of valuation allowance	2,520

Deferred tax assets – current, net of valuation allowance	$—

The effective tax rate used for calculation of the deferred taxes as of December 31, 2017 was 24.63%. The Company has established a valuation allowance against deferred tax assets of $1,037,208 or 99.8%, due to the uncertainty regarding realization, comprised primarily of a 100% reserve against the net operating carryforward, 100% reserve against the allowance for doubtful accounts, and 99% reserve against the deferred tax assets attributable to the equity based compensation.

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

The significant differences between the statutory tax rate and the effective tax rates for the Company for the years ended are as follows:

	December 31,
	2017	2016
Statutory tax rate	34.00%	34.00%
State tax, net of Federal benefits	3.63%	3.63%
Change in valuation allowance	(37.63)%	(37.63)%
Effective tax rate	—%	—%

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

Base rent expense, attributable to the Company’s headquarters facility totaled approximately $72,000 and $48,000 for the years ended December 31, 2017 and 2016, respectively.

The following is an estimate of future minimum rental payments required under our lease agreement on August 14, 2014 and as amended December 1, 2016:

Operating lease
year 1	$55,933
year 2	57,611
year 3	59,339
year 4	61,119
year 5 and thereafter	188,754
$422,756

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

14. EQUITY AND EQUITY INCENTIVE PLAN

Common Stock

The Company had 98,192,717 and 68,906,212 common shares outstanding at December 31, 2017 and 2016, respectively.

In March 2017, the Company issued 4,587,190 shares of restricted common stock in satisfaction of $63,303 past due and payable under an exclusive license agreement with 940 Associates, Inc., an entity owned by the Company’s Chief Executive Officer.

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

During the year ended December 31, 2017, the Company issued 16,699,315 shares in a Unit Offering with net proceeds of $192,042.

In April 2016, under an employment agreement with our wholly-owned subsidiary Trebor, Inc., an employee received 360,000 shares of restricted common stock in full payment for services rendered.

In November 2016, the Company issued 10,000,000 shares of restricted common stock in satisfaction of $88,850 past due and payable under an exclusive license agreement with 940 Associates, Inc., an entity owned by the Company’s Chief Executive Officer.

During the year ended December 31, 2016, the Company satisfied related party accrued interest due of $570 through the issuance of 124,326 shares of the Company common  stock.

During December 31, 2017, the Company issued two convertible notes totaling $100,000. The combined fair value of the conversion feature of the notes was valued at $25,000  which was recorded as a beneficial conversion feature and is being amortized over the one year maturity of the notes.

Preferred Stock

During the second quarter of 2010, the holder of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of preferred stock. The preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company from time to time in accordance with the provisions of the Florida Business Corporation Act. Before modification, the existing Articles of Incorporation did not authorize the issuance of shares of preferred stock. The Company authorized the preferred stock for the purpose of added flexibility in seeking capital and potential acquisition targets. The amendment authorizing the issuance of shares of preferred stock grants the Board authority, without further action by our stockholders, to designate and issue preferred stock in one or more series and to designate certain rights, preferences and restrictions of each series, any or all of which may be greater than the rights of the common stock. As of December 31, 2017 and December 31, 2016, the 425,000 shares of preferred stock are owned by the Company’s Chief Executive Officer. The preferred shares have 250 to 1 voting rights over the common stock, and are convertible into 31,481 shares of common stock. The preferred stock votes with the Company’s common stock, except as otherwise required under Florida law.

Equity Incentive Plan

On August 22, 2007, the Company adopted an Equity Incentive Plan (the “Plan”). Under the Plan, Stock Options may be granted to Employees, Directors, and Consultants in the form of Incentive Stock Options or Nonstatutory Stock Options. Stock Purchase Rights, time vested and/performance invested Restricted Stock, and Stock Appreciation Rights and Unrestricted Shares may also be granted under the Plan. The maximum number of shares that may be issued under the Plan shall be 297 shares, and no more than 75 Shares of Common Stock may be granted to any one Participant with respect to Options, Stock Purchase Rights and Stock Appreciation Rights during any one calendar year period. Common Stock to be issued under the Plan may be either authorized and unissued or shares held in treasury by the Company. The term of the Plan shall be ten years. The Plan expired on August 22, 2017. All 297 options issued under the Plan remain outstanding.

15. EQUITY BASED INCENTIVE/RETENTION BONUSES

On November 2, 2012, the Board of Directors consented to grant equity based bonuses to certain key employees and consultants as an incentive to retain their services. Stock incentive bonuses were to vest, and be paid out on May 2, 2013, contingent upon continued employment or service. The stock bonus price per share was calculated based on last closing price as reported on per the OTCBB prior to the grant date for a total of $75,100. Shares were set aside and reserved for this transaction. The Company accrued operating expense ratably from the time of the awards through May 2, 2013, when vested. Of the 61,852 vested shares, only 5,185 were issued. On April 29, 2016, the Board of Directors determined it was not in the best interest of either the Company or the recipients to pay bonuses based on the current and foreseeable share price and cancelled the bonuses payable. The results of this action, 56,669 shares to be issued are included in a reduction of shares payable as reflected on the equity and balance sheet at December 31, 2016.

16. SUBSEQUENT EVENTS

On January 6, 2018 the Company issued 217,391 Units consisting of 869,565 common shares and 217,391 common stock purchase warrants exercisable at $0.0115 per share. The warrants are exercisable at any time for a period of two years from date of issuance.

In January 2018, the Company issued 2,000,000 common shares to Mr. Dana Allan for his services for serving on our board of directors. The grant date fair value of the shares issued was $25,000.

On February 2, 2018 the Company issued 434,783 Units consisting of 1,739,130 common shares and 434,783 common stock purchase warrants exercisable at $0.0115 per share. The warrants are exercisable at any time for a period of two years from date of issuance.

