Form 10-Q
period 2018-03-31
Brownie's Marine Group, Inc
filed 2018-05-21
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

There were 103,144,269 shares of common stock outstanding as of May 21, 2018.

PART I

Item 1. Financial Statements

Financial Information

BROWNIE’S MARINE GROUP, INC. AND SUBSIDARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS

Current assets
Cash	$53,923	$150,898
Accounts receivable, net of $9,200 and $16,848 allowance for doubtful accounts, respectively	33,526	4,494
Accounts receivable - related parties	57,073	55,681
Inventory	1,081,787	822,886
Prepaid expenses and other current assets	83,638	251,587
Total current assets	1,309,947	1,285,546

Property, equipment, and leasehold improvements, net	22,945	27,498
Deferred tax asset, net - non-current	2,520	2,520
Other assets	6,649	6,649

Total assets	$1,342,061	$1,322,213

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$603,731	$392,738
Customer deposits and unearned revenue	54,381	97,249
Royalties payable - related parties	3,776	—
Other liabilities	146,397	141,760
Convertible debentures, net	396,053	389,803
Total current liabilities	1,204,338	1,021,550

Total liabilities	1,204,338	1,021,550

Commitments and contingencies

Stockholders’ equity
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding	425	425
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; 102,801,412 and 98,192,717 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	10,280	9,819
Common stock payable; $0.0001 par value; 138,941 and 138,941 shares, respectively	14	14
Additional paid-in capital	9,224,737	9,170,198
Accumulated deficit	(9,097,733)	(8,879,793)
Total stockholders’ equity	137,723	300,663

Total liabilities and stockholders’ equity	$1,342,061	$1,322,213

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BROWNIE’S MARINE GROUP, INC. AND SUBSIDARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017

Net revenues
Net revenues	$356,783	$287,817
Net revenues - related parties	157,832	158,423
Total net revenues	514,615	446,240

Cost of net revenues
Cost of net revenues	378,156	203,411
Cost of net revenues-related parties	66,563	35,737
Royalties expense - related parties	9,927	10,873
Total cost of net revenues	454,646	250,021

Gross profit	59,969	196,219

Operating expenses
Selling, general and administrative	255,109	151,334
Research and development costs	6,432	563
Total operating expenses	261,541	151,897

(Loss) income from operations	(201,572)	44,322

Other expense, net
Interest expense	16,368	7,722
Total other expense, net	16,368	6,732

Net (loss) income before provision for income taxes	(217,940)	37,590

Provision for income tax expense	—	—

Net (loss) income	$(217,940)	$37,590

Basic income per common share	$—	$—
Diluted income per common share	$—	$—

Basic weighted average common shares outstanding	102,134,746	70,435,275
Diluted weighted average common shares outstanding	102,134,746	105,912,878

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BROWNIE’S MARINE GROUP, INC. AND SUBSIDARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Preferred stock				Common stock		Common stock payable		Additional paid-in	Accumulated	Total Stockholders
	Shares		Amount		Shares	Amount	Shares	Amount	capital	deficit	Equity’

Balance, January 1, 2018	425,000		$425		98,192,717	$9,819	138,941	$14	$9,170,198	$(8,879,793)	$300,663

Shares issued for services		__		__	2,000,000	200	—	—	24,800	—	25,000

Unit offering					2,608,695	261			29,739		30,000

Net loss	—		—		—	—	—	—	—	(217,940)	(217,940)

Balance, March 31 , 2018	425,000		$425		102,801,412	$10,280	138,941	$14	$9,224,737	$(9,097,733)	$137,723

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BROWNIE’S MARINE GROUP, INC. AND SUBSIDARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017

Cash flows provided by operating activities:
Net (loss) income	$(217,940)	$37,590
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation and amortization	4,553	8,801
Shares issued for royalty debt resolution	—	63,303
Shares issued for services	25,000	—
Amortization of debt discount	6,250	—
Change in deferred tax asset, net	—	2,520
Changes in operating assets and liabilities:
Change in accounts receivable, net	(29,032)	(11,116)
Change in accounts receivable - related parties	(1,392)	12,634
Change in inventory	(258,901)	(88,931)
Change in prepaid expenses and other current assets	167,949	42,982
Change in accounts payable and accrued liabilities	210,993	6,561
Change in customer deposits and unearned revenue	(42,868)	(18,786)
Change in other liabilities	(1,514)	(2,980)
Change in other liabilities and accrued interest - related parties	—	(627)
Change in royalties payable - related parties	9,927	—
Net cash used in operating activities	(126,975)	(11,352)

Cash flows from investing activities:
Net cash used in investing activities	—	—

Cash flows from financing activities:
Principal payments on notes payable	—	(1,543)
Proceeds from unit offering	30,000	—
Net cash provided by (used in) financing activities	30,000	(1,543)

Net change in cash	(96,975)	(12,895)

Cash, beginning of period	150,898	191,749

Cash, end of period	$53,923	$178,854

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

5

BROWNIE’S MARINE GROUP, INC. AND SUBSIDARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash investing activities

Conversion of related party debt to stock	$—	$63,303

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

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

In December 2017, the Company formed a new wholly-owned subsidiary bLU3, Inc. The Company was formed to develop and market an innovation electric shallow dive system that is completely portable to the user. As of March 31, 2018, there were as yet no operations, other than related research expenditures, in the new company.

Basis of Presentation – The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Security and Exchange Commission (the “SEC”). In the opinion of management all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented have been included. The condensed consolidated results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the entire year.

The condensed consolidated balance sheet as of December 31, 2017 has been derived from the Company’s audited financial statements for the year ended December 31, 2017. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, these condensed consolidated financial statements should be read in conjunction with our audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2017 as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K which was filed on April 17, 2018.

Definition of fiscal year – The Company’s fiscal year end is December 31.

Principles of Consolidation –The condensed consolidated financial statements include the accounts of BWMG and its wholly owned subsidiaries, Trebor Industries, Inc., Brownie’s High Pressure Compressor Services, Inc. and bLU3, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Reclassifications – Certain reclassifications may have been made to the 2017 financial statement amounts and disclosures to conform to the 2018 financial statement presentation.

Cash and equivalents – Only highly liquid investments with original maturities of 90 days or less are classified as cash and equivalents. These investments are stated at cost, which approximates market value.

Going Concern – The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. Although profitable for the three years ended December 31, 2016, we incurred a loss of $248,744 for the year ended December 31, 2017 and a loss of $217,940 for the three months ended March 31, 2018. The Company had an accumulated deficit of $9,097,733 and $8,879,793 at March 31, 2018 and December 31, 2017, respectively.

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

Accounts receivable – Accounts receivable consist of amounts due from the sale of all of our products to wholesale and retail customers. The allowance for doubtful accounts is estimated based on historical customer experience and industry knowledge. The allowance for doubtful accounts totaled $9,200 and $16,848 at March 31, 2018 and December 31, 2017, respectively.

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

Revenue recognition – Revenues from product sales are recognized when the Company’s products are shipped or when service is rendered. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, when applicable, measured by the percentage of cost incurred to date to estimated total cost of each contract. This method is used because management considers the percentage of cost incurred to date to estimated total cost to be the best available measure of progress on the contracts. As of March 31, 2018 and 2017, there were no ongoing contracts being accounted for using the percentage of completion method.

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

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which occur. Advertising and trade show expense incurred for the three months ended March 31, 2018 and 2017, totaled $16,249 and $1,157, respectively.

Research and development costs – The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the three month periods ending March 31, 2018 and 2017 the Company incurred research and development costs of $6,432 and $563, respectively.

Customer deposits and returns policy – The Company typically takes a minimum 50% deposit against custom and large tankfill systems prior to ordering and/or building the systems. The remaining balance due is payable upon delivery, shipment, or installation of the system. There is no provision for cancellation of custom orders once the deposit is accepted, nor return of the custom ordered product. Additionally, returns of all other merchandise are subject to a 15% restocking fee as stated on each sales invoice. The Company provides our customers with an industry standard one year warranty on systems sold. Historically, the cost of our warranty policy has been immaterial and no reserve has been established. Customer deposits and unearned revenue totaled $54,381 and $97,249 at March 31, 2018 and December 31, 2017, respectively.

Income taxes -On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Jobs Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a United States corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017.

Management is in the process of reviewing the Jobs Act, but has not completed its analysis at the statement date.

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

At March 31, 2018, and December 31, 2017, the carrying amount of cash, accounts receivable, accounts receivable – related parties, customer deposits and unearned revenue, royalties payable – related parties, other liabilities, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

Earnings per common share – Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings per share are computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and dilutive and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Potentially dilutive shares included in dilutive earnings per share totaled 62,164,296 and 35,477,603 for the three month periods ended March 31, 2018 and 2017, respectively.

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

In April 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” ASU 2016 provides guidance regarding the classification of certain items within the statement of cash flows. ASU 2016-15 became effective for annual periods beginning after December 15, 2017 with early adoption permitted. The adoption of ASC 2016-15 did not have a material effect on our condensed consolidated financial statements.

In April 2016, the FASB issued ASU 2016–10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The adoption of ASU 2016-10 became effective for reporting periods beginning after December 15, 2017. The adoption of ASC 2016-15 did not have a material effect on our condensed consolidated financial statements.

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

2.	INVENTORY

Inventory consists of the following as of:

	March 31, 2018	December 31, 2017

Raw materials	$764,621	$614,541
Work in process	—	—
Finished goods	317,166	208,345
	$1,081,787	$822,886

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

	March 31, 2018	December 31, 2017

Prepaid inventory	$8,591	$27,715
Prepaid insurance	17,950	7,453
Prepaid other current assets	57,097	216,419
	$83,638	$251,587

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following as of:

	March 31, 2018	December 31, 2017

Tooling and equipment	$125,832	$125,832
Computer equipment and software	27,469	27,469
Vehicles	44,160	44,160
Leasehold improvements	43,779	43,779
	241,240	241,240
Less: accumulated depreciation and amortization	(218,295)	(213,742)
	$22,945	$27,498

Depreciation and amortization expense totaled $4,553 and $8,801 for the three month periods ending March 31, 2018 and 2017, respectively.

5.	OTHER ASSETS

Other assets of $6,649 at March 31, 2018 and December 31, 2017, respectively, consisted solely of refundable deposits.

6.	CUSTOMER CREDIT CONCENTRATIONS

The Company sells to three (3) entities owned by the brother of Robert Carmichael, the Company’s Chief Executive Officer, and three (3) companies owned by the Chief Executive Officer as further discussed in Note 7 - RELATED PARTIES TRANSACTIONS. Combined sales to these six (6) entities for the three month periods ended March 31, 2018 and 2017, represented 30.67% and 35.50% respectively, of total net revenues.

7.	RELATED PARTIES TRANSACTIONS

Net revenues and accounts receivable – related parties – The Company sells products to Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers with similar sales volume. Combined net revenues from these entities for three months ended March 31, 2018 and 2017, was $157,832 and $158,423, respectively. Accounts receivable from Brownie’s Southport Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys totaled $20,421, $2,196 and $15,564 at March 31, 2018, respectively. Accounts receivable from Brownie’s Southport Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys totaled $27,381, $10,763, and $13,227, at December 31, 2017, respectively.

The Company sells products to Brownie’s Global Logistics, LLC. (“BGL”), 940 Associates, Inc. and 3D Buoy, LLC affiliated with the Company’s Chief Executive Officer. Terms of sale are more favorable than those extended to BWMG’s regular customers, but no more favorable than those extended to Brownie’s strategic partners. Terms of sale to BGL approximate cost or include a nominal margin. These terms are consistent with those extended to Brownie’s strategic partners. Strategic partner terms on a per order basis include promotion of BWMG’s technologies and “Brownie’s” brand, offered only on product or services not offered for resale, and must provide for reciprocal terms or arrangements to BWMG on strategic partners’ product or services. BGL is fulfilling the strategic partner terms by providing exposure for BWMG’s technologies and “Brownie’s” brand in the yachting and exploration community world-wide through its operations. Combined net revenues from these entities for three month periods ended March 31, 2018 and 2017, were $0 and $506, respectively. Combined accounts receivable from BGL, 940 Associates and 3D Buoy totaled $5,040 and $4,043 at March 31, 2018 and December 31, 2017, respectively.

Royalties expense – related parties – The Company has an Exclusive License Agreement with 940 Associates, Inc. (hereinafter referred to as “940A”), an entity owned by the Company’s Chief Executive Officer, to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. This license agreement calls for the Company to pay 940A 2.5% of gross revenues per quarter. Total royalty expense for the above agreements for the three months and ended March 31, 2018 and 2017, totaled $9,927 and $10,873, respectively.

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

8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consists of the following as of:

	March 31, 2018	December 31, 2017

Accounts payable trade and other	$329,865	$143,347
Accrued payroll & fringe benefits	41,761	29,023
Accrued payroll taxes & withholding	10,308	8,689
Accrued interest	221,797	211,679
	$603,731	$392,738

Balances due certain vendors are in arrears to varying degrees. The Company is handling all delinquent accounts on a case-by-case basis.

9.	OTHER LIABILITIES

Other liabilities consist of the following as of:

	March 31, 2018	December 31, 2017

Short-term loans	$126,572	$126,572	(*)
Asset purchase agreement payable	12,857	12,857
On-line training liability	2,226	2,331
Other	4,742	—
	$146,397	$141,760

(*) Initial balance of $200,000 non-convertible note dated July 7, 2013. The note carries a 0% interest rate and is due on demand.

10.	CONVERTIBLE DEBENTURES

Convertible debentures consist of the following at March 31, 2018:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Original Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Reg.
5/3/2011	5/5/2012	10%	300,000	(206,832)	300,000	—	300,000	207,500	(1)
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	—	10,000	3,316	(2)
2/10/2012	2/10/2014	10%	39,724	—	2,743	—	2,743	5,324	(3)
12/01/17	12/01/18	6%	50,000	(12,500)	50,000	(8,345)	41,655	1,000	(4)
12/05/17	12/04/18	6%	50,000	(12,500)	50,000	(8,345)	41,655	967	(5)
					$412,743	$(16,690)	$396,053	$218,107

Convertible debentures consist of the following at December 31, 2017:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Original Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Reg.
5/3/2011	5/5/2012	10%	300,000	(206,832)	300,000	—	300,000	200,000	(1)
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	—	10,000	3,191	(2)
2/10/2012	2/10/2014	10%	39,724	—	2,743	—	2,743	4,331	(3)
12/01/17	12/01/18	6%	50,000	(12,500)	50,000	(11,470)	38,530	250	(4)
12/05/17	12/04/18	6%	50,000	(12,500)	50,000	(11,470)	38,530	217	(5)
					$412,743	$(22,940)	$389,803	$207,989

Reference numbers in right hand column of table entitled Ref. refer to paragraphs with corresponding numbers that immediately follow this paragraph.

(1)	On May 3, 2011, the Company borrowed $300,000 in exchange for a convertible debenture. The Debenture bears 10% interest per annum. The lender may at any time convert any portion of the debenture to common shares at a 30% discount of the “Market Price” of the stock based on the average of the previous ten (10) days weighted average closing prices on the date prior to the notice of conversion. The Company may prepay the debenture plus accrued interest at any time before maturity. In addition, as further inducement for loaning the Company the funds, the Company granted the lender 300,000 and 600,000 warrants at $337.50 and $472.50 per share, respectively. As a result, the Company allocated fair market value (“FMV”) to both the BCF and to the warrants, or $206,832, which was recorded as a discount against the debenture. The Company accreted the discount to interest expense. The Company recognized the FMV of the related warrants as $45,000 using the Black-Scholes valuation model.

(2)	The Company borrowed $10,000 in exchange for a convertible debenture. The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4) highest closing bid prices over the preceding five (5) trading days. The Company valued the beneficial conversion feature of the convertible debenture at $4,286, which was accreted to interest expense over the period of the note.

(3)	The Company entered into three new debenture agreements upon sale/assignment of the original lenders. Because the stated terms of the new debenture agreement and principal amounts were significantly different from the original debenture, including analysis of value of the beneficial conversion feature at the assignment/purchase date, the transactions are treated as extinguishment of the old debentures and recorded as new for accounting purposes.

The conversion price under the debentures is $0.37125 and the lender may convert at any time until the debenture plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender will be limited to maximum conversion of 4.99% of the outstanding Common Stock of the Company at any one time.

(4)	The Company entered into a 6% Secured Convertible Promissory Note, due December 1, 2018, subject to extension. The note is secured with such assets of the Company equal to the principal and accrued interest, and is guaranteed by the Company’s wholly-owned subsidiaries, Trebor Industries, Inc. and BHP and the personal guarantee of Robert M. Carmichael, the Company’s Chief Executive Officer.

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

(5)	The Company entered into a 6% Secured Convertible Promissory Note, due December 4, 2018, subject to extension. The note is secured with such assets of the Company equal to the principal and accrued interest, and is guaranteed by the Company’s wholly-owned subsidiaries, Trebor Industries, Inc. and BHP and the personal guarantee of Robert M. Carmichael, the Company’s Chief Executive Officer.

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

11.	COMMITMENTS AND CONTINGENCIES

From time to time the Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business, including matters relating to product liability claims. Such product liability claims sometimes involving wrongful death or injury have historically been covered by product liability insurance, which provided coverage for each claim up to $1,000,000. During the third quarter of 2014, the Company did not renew its product liability insurance since the renewal policy amount was cost prohibitive. As of August 15, 2017, the Company has obtained Product Liability Insurance, although prior claims are not covered under the new policy. The policy is prepaid and will remain in effect until its renewal date of August 14, 2018.

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

 Base rent expense, attributable to the Company’s headquarters facility totaled approximately $13,878 and $12,000 for the three month periods ended March 31, 2018 and 2017, respectively.

The following is an estimate of future minimum rental payments required under our lease agreement on August 14, 2014 and as amended December 1, 2016:

Operating lease
year 1	$56,345
year 2	58,038
year 3	59,778
year 4	61,572
year 5 and thereafter	161,887
$397,620

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

12.	EQUITY AND EQUITY INCENTIVE PLAN

Common Stock

The Company had 102,801,412 and 98,192,717 common shares outstanding at March 31, 2018 and December 31, 2017, respectively.

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

Preferred Stock

During the second quarter of 2010, the holder of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of preferred stock. The preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company from time to time in accordance with the provisions of the Florida Business Corporation Act. Before modification, the existing Articles of Incorporation did not authorize the issuance of shares of preferred stock. The Company authorized the preferred stock for the purpose of added flexibility in seeking capital and potential acquisition targets. The amendment authorizing the issuance of shares of preferred stock grants the Board authority, without further action by our stockholders, to designate and issue preferred stock in one or more series and to designate certain rights, preferences and restrictions of each series, any or all of which may be greater than the rights of the common stock. As of March 31, 2018 and December 31, 2017, the 425,000 shares of preferred stock are owned by the Company’s Chief Executive Officer. The preferred shares have 250 to 1 voting rights over the common stock, and are convertible into 31,481 shares of common stock. The preferred stock votes with the Company’s common stock, except as otherwise required under Florida law.

Equity Incentive Plan

On August 22, 2007, the Company adopted an Equity Incentive Plan (the “Plan”). Under the Plan, Stock Options may be granted to Employees, Directors, and Consultants in the form of Incentive Stock Options or Nonstatutory Stock Options. In addition, Stock Purchase Rights, time vested and/performance invested Restricted Stock, and Stock Appreciation Rights and Unrestricted Shares may also be granted under the Plan. The maximum number of shares that may be issued under the Plan shall be 297 shares, and no more than 75 Shares of Common Stock may be granted to any one Participant with respect to Options, Stock Purchase Rights and Stock Appreciation Rights during any one calendar year period. Common Stock to be issued under the Plan may be either authorized and unissued or shares held in treasury by the Company. The term of the Plan shall be ten years. The Plan expired on August 22, 2017. All 297 options issued under the Plan remain outstanding.

16. SUBSEQUENT EVENTS

On April 4, 2018, the Company issued 142,857 common stock shares to an employee of the Company with a value of $0.0125 per share totaling $1,786 which was charged to stock based compensation.

In May 2018, the Company issued 200,000 common shares to two consultants with a value of $0.03 per share totaling $6,000 which was charged to consulting fees expense.

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

Overview

 Brownie’s Marine Group, Inc., a Florida corporation (referred to herein as “the Company”, “we”, or “BWMG”), designs, tests, manufactures and distributes recreational diving, yacht based scuba air compressor and nitrox generations systems, and water safety products through its wholly owned subsidiary, Trebor Industries, Inc., d/b/a Brownie’s Third Lung, a Florida corporation. The Company sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility located in Pompano Beach, Florida. The Company does business as (dba) Brownie’s Third Lung, the dba name of Trebor Industries, Inc. In August 2017, the Company organized Brownie’s High Pressure Compressor Services, Inc., a wholly-owned subsidiary (“BHP”). Through BHP we are party to an Exclusive Distribution Agreement with Lenhardt & Wagner GmbH (“L&W”), a German-based company engaged in the development, manufacturing and sales of high pressure air and industrial gas compressor packages. Through this agreement we intend to establish sales, distribution and service centers for high pressure air and industrial gas systems in the dive, fire, CNG, military, scientific, recreational and aerospace industries. The Company’s common stock is quoted on the OTC Markets (Pink) under the symbol “BWMG”. The Company’s website is www.Browniesmarinegroup.com. Information on the website is not a part of this report.

In December 2017, the Company formed a new wholly-owned subsidiary bLU3, Inc. The Company was formed to develop and market an innovation electric shallow dive system that is completely portable to the user. As of December 31, 2017 there were as yet no operations, other than research expenditures, in the new company.

Results of Operations for the Three Months Ended March 31, 2018, as Compared to the Three Months Ended March 31, 2017

Net revenues. For the three months ended March 31, 2018, we had net revenues of $514,615, a 15% increase over the first quarter 2017. The bulk of this increase was attributable to sales in our BHP subsidiary formed in August 2017. This subsidiary was formed to commercialize our exclusive distribution agreement with L&W. Under this agreement, the Company has exclusive distribution rights for North America, South America and the Caribbean. While there can be no assurance, the Company expects revenues to increase in the future. Related party revenues remained relatively constant between periods.

In December 2017, the Company formed a new wholly-owned subsidiary, bLU3, Inc. The Company was formed to develop and market an innovative electric shallow dive system that is completely portable to the user. As of March 31, 2018, there were as yet no revenues recognized in the new company as we are in the development stage, however, the Company has been incurring engineering and development costs.

Cost of net revenues. Cost of net revenues increased during the first quarter 2018 to $454,646, an 81% increase over the same period in the prior. This increase was due in part to the 15% increase in revenues. The cost of revenues as a percentage of revenues increased sharply from 56% to 88% in the first quarter 2018. This increase was due in large part to the Company lowering its margins to maintain targeted sales levels in response to an unseasonably cold first quarter. Due to the nature of a large portion of our business being dependent on recreational boating and diving, sales are seasonal and often dependent on weather conditions. However, given the formation BHP LWA in the third quarter 2017, the Company believes that as our operations under the L&W agreement target industrial applications, we will be less susceptible to weather or other seasonal fluctuations.

Operating expenses. Operating expenses, consisting of selling, general and administrative expenses and research and development costs increased sharply between the periods. Selling, general and administrative expenses totaled $255,109 for the three months ended March 31, 2018, an increase of $103,775 or 69% over the prior year. The large bulk of this increase was due to an increase in seven employees between the periods with an associated increase in salaries and benefits in excess of $100,000. Employees were added in large part due to the formation of LWA including two sales managers, two engineers, a director of marketing and an additional sales person.

While there can be no assurance, the Company believes that the near term costs of “ramping up” its high pressure business, through LWA, will prove successful as revenues in this area increase.

Other expense, net. Other expense, consisting of interest expense, increased for the first quarter 2018 by $8,646. This increase was attributable to an increase in the amortization of beneficial conversion features totaling $6,250 on two notes issued in the fourth quarter 2017 and related interest recognized on these notes.

Net (income) loss. For the three months ended March 31, 2018, we recognized a net loss of $217,940 as compared to net income of $37,590 for the first quarter 2017. This decline in earnings was primarily attributable to a reduction in sales pricing to maintain sales levels in response to unseasonable cold weather during the quarter and increased staffing related to our newly formed subsidiary LWA.

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

Liquidity and Capital Resources

As of March 31, 2018, the Company had current assets (primarily consisting of inventory and prepaid expenses) of $1,309,947 and current liabilities of $1,204,338 or a current ratio of 1.09 to 1, representing a working capital balance of $105,609. At December 31, 2017, the Company had current assets of $1,285,546 and current liabilities of $1,021,550, or a current ratio of 1.3 to 1.

The condensed consolidated financial statements included herein have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. We have incurred losses of $217,940 for the three months ended March 31, 2018. The Company had an accumulated deficit as of March 31, 2018 of $9,097,733.

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

Net cash used in operating activities totaled $126,975 for the three months ended March 31, 2018. The cash used in operations was primarily the result of a net loss from operations of $217,940, coupled with an increase in inventory levels of $258,901 attributable to our newly formed subsidiary BHP and increased inventory levels associated with the commencement of their operations. These uses of cash were offset by a reduction in prepaid expenses of $167,949 and a reduction in accounts payable of $210,994 during the quarter. As with the increase in inventory levels, the reduction in prepaid expenses and accounts payable reflect the “ramping up” of LWA’s operations as of December 31, 2017 with associated prepayments and inventory being paid or used in the first quarter 2018.

Net cash used in operating activities for the three months ended March 31, 2017 totaled $11,352. This use of cash reflects an increase in inventory levels of $88,931, a reduction in customer deposits of $18,786 and an increase in accounts receivable – related parties of $11,116. These uses were offset by the decline in royalties’ payable – related parties totaling $63,303 through the issuance of 4,587,190 shares of restricted common stock in March 2017, which did not require cash and a reduction in prepaid expenses of $42,982.

Net cash provided by (used in) financing activities totaled $30,000 and ($1,543) at March 31, 2018 and 2017, respectively. During the first quarter 2018, the Company sold 652,174 Units consisting of 2,608,695 common shares and 652,174 common stock purchase warrants, exercisable at $0.0115 per share, for $30,000. There was no similar transaction during the first quarter 2017. During the first quarter 2017, the company made principle payments on notes totaling $1,543 with no such reductions in 2018.

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

The Company recorded a loss for the three months ended March 31, 2018 and year ended December 31, 2017 of $217,940 and $248,744, respectively and had an accumulated deficit of $9,097,733 at March 31, 2018. The Company is behind on payments due for matured convertible debentures, notes payable, and certain vendor payables. The Company is working out all matters of delinquency on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue. Our continued existence is dependent upon generating working capital and obtaining adequate new debt or equity financing. Because of our historical losses, we may not have working capital to permit us to remain in business through the end of the year, without improvements in our cash flow from operations or new financing. Working capital limitations continue to impinge on our day-to-day operations.

The optional conversion features of a series of convertible debentures issued by the Company could require the Company to issue a substantial number of shares of common stock, which will cause dilution to the Company’s stockholders and a potentially negative effect on our stock price.

During 2011 and 2012, the Company issued convertible debentures to several lenders and other third parties which remain outstanding and are past due. In December 2017, the Company issued an additional two secured convertible debentures for $50,000 each. At March 31, 2018 the outstanding principal balance of these debentures, net of related unamortized debt discount, was $396,053. The debentures convert under various conversion formulas, which may be at a significant discount to market price of our common stock. The conversion of any of the debentures will result in the issuance of a significant number of shares of our common stock which will cause dilution to our existing shareholders. Furthermore, the conversion at a significant discount to the market price of our common stock may have a negative effect on our stock price.

In December 2017 we secured convertible notes in the aggregate principal amount of $100,000 outstanding which mature in December 2018, unless extended at the discretion of the lenders, and we may not have available capital to satisfy such notes when they becomes due.

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

Our Chief Executive Officer beneficially owns approximately 18% of the combined voting power of our Common Stock and Series A Convertible Preferred Stock and is able to significantly influence voting issues and actions that may not be beneficial or desired by minority shareholders.

As of April 17, 2018, Robert Carmichael, our only executive officer, beneficially owns approximately 18% of the combined voting power of the Common Stock and Series A Convertible Preferred Stock, voting as a single class and could significantly influence the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable to Smaller Reporting Company.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. The Company’s management, under the supervision and with the participation of Robert Carmichael, the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2018. Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of March 31, 2018, based on the criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15 under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1a. Risk Factors

Not Applicable to Smaller Reporting Company.

Item 2. Unregistered sales of equity securities and use of proceeds

During the period covered by this report, the Company sold the equity securities below without registration under the Securities Act of 1933, as amended, (the “Securities Act”) on reliance of the exemption from registration provided under Section 4(a)(2) of the Securities Act. The securities contain a legend restricting transfer absent registration or applicable exemption.

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

On April 4, 2018, the Company issued 142,857 common stock shares to an employee of the Company with a value of $0.0125 per share totaling $1,786 which was charged to stock based compensation.

In May 2018, the Company issued 200,000 common shares to two consultants with a value of $0.03 per share totaling $6,000 which was charged to consulting fees expense.

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

* Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (iv) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 21, 2018	Brownie’s Marine Group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer

