Form 10-Q
period 2018-06-30
Brownie's Marine Group, Inc
filed 2018-08-20
CIK 1166708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-99393

Brownie’s Marine Group, Inc.

(Exact Name of Registrant as Specified in its Charter)

Florida	90-0226181
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

3001 NW 25th Avenue, Suite 1
Pompano Beach, Florida	33069
Address of Principal Executive Offices	Zip Code

(954) 462-5570

Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 104,625,851 shares of common stock outstanding at August 20, 2018.

PART I

Item 1. Financial Statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Current assets
Cash	$71,998	$150,898
Accounts receivable, net of $9,200 and $16,848 allowance for doubtful accounts, respectively	56.267	4,494
Accounts receivable - related parties	62,178	55,681
Inventory	1,025,873	822,886
Prepaid expenses and other current assets	44,921	251,587
Total current assets	1,261,237	1,285,546

Property, equipment, and leasehold improvements, net	46,642	27,498
Deferred tax asset, net - non-current		2,520
Other assets	29,149	6,649

Total assets	$1,337,028	$1,322,213

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$648,231	$392,738
Customer deposits and unearned revenue	70,664	97,249
Royalties payable - related parties	13,873	—
Other liabilities	138,394	141,760
Convertible debentures, net	399,560	389,803
Total current liabilities	1,270,722	1,021,550

Total liabilities	1,270,722	1,021,550

Commitments and contingencies

Stockholders’ equity
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding	425	425
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; 103,903,691 and 98,192,717 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	10,389	9,819
Common stock payable; $0.0001 par value; 138,941 and 138,941 shares, respectively	14	14
Additional paid-in capital	9,262,414	9,170,198
Accumulated deficit	(9,206,936)	(8,879,793)
Total stockholders’ equity	66,306	300,663

Total liabilities and stockholders’ equity	$1,337,028	$1,322,213

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net revenues
Net revenues	$511,737	$287,189	$868,520	$575,006
Net revenues - related parties	138,581	206,963	296,413	365,386
Total net revenues	650,318	494,152	1,164,933	940,392

Cost of net revenues
Cost of net revenues	432,912	163,607	811,068	367,018
Cost of net revenues – related parties	12,352	180,453	78,915	216,190
Royalties expense - related parties	13,468	18,613	23,395	29,486
Total cost of net revenues	458,732	362,673	913,378	612,694

Gross profit	191,586	131,479	251,555	327,698

Operating expenses
Selling, general and administrative	248,600	179,033	503,709	330,367
Research and development costs	36,744	642	43,176	1,205
Total operating expenses	285,344	179,675	546,885	331,572

Loss from operations	(93,758)	(48,196)	(295,330)	(3,874)

Other (income) expense, net
Other (income) expense, net	—	(216)	—	(1,207)
Interest expense	15,445	7,668	31,813	15,390
Total other (income) expense, net	15,445	7,452	31,813	14,183

Net loss before provision for income taxes	(109,203)	(55,648)	(327,143)	(18,057)

Provision for income tax expense	—	—	—	—

Net loss	$(109,203)	$(55,648)	$(327,143)	$(18,057)

Basic loss per common share	$—	$—	$—	$—
Diluted loss per common share	$—	$—	$—	$—

Basic weighted average common shares outstanding	103,791,321	73,493,402	102,967,609	71,972,786
Diluted weighted average common shares outstanding	103,791,321	73,493,402	102,967,609	71,972,786

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

BOWNIE’S MARINE GROUP, INC. AND SUBSIDARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Preferred stock		Common stock		Common stock payable		Additional paid-in	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Equity’

Balance, January 1, 2018	425,000	$425	98,192,717	$9,819	138,941	$14	$9,170,198	$(8,879,793)	$300,663

Shares issued for services	—	—	2,342,857	233	—	—	32,553	—	32,786

Unit offering	—	—	2,608,695	261	—	—	29,739	—	30,000

Shares issued for licensing fee	—	—	759,422	76	—	—	29,924	—	30,000

Net loss	—	—	—	—	—	—	—	(327,143)	(327.143)

Balance, June 30, 2018	425,000	$425	103,903,691	$10,389	138,941	$14	$9,262,414	$(9,206,936)	$66.306

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BROWNIE’S MARINE GROUP, INC. AND SUBSIDARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2018	2017

Cash flows provided by operating activities:
Net loss	$(327,143)	$(18,057)
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation and amortization	8,656	17,842
Shares issued for services	32,786	—
Shares issued for licensing fee	30,000	—
Amortization of debt discount	12,500	—
Change in deferred tax asset, net	2,520	—
Forgiveness of debenture debt	(2,744)	—
Changes in operating assets and liabilities:
Change in accounts receivable, net	(51,773)	(5,135)
Change in accounts receivable - related parties	(6,497)	(31,854)
Change in inventory	(202,987)	(170,834)
Change in prepaid expenses and other current assets	178,866	7,440
Change in other assets	(22,500)
Change in accounts payable and accrued liabilities	255,493	88,097
Change in customer deposits and unearned revenue	(26,585)	70,287
Change in other liabilities	(3,365)	(37,186)
Change in royalties payable - related parties	13,873	(937)
Net cash used in operating activities	(108,900)	(80,337)

Cash flows from investing activities:	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities:
Repayments on notes payable	—	(3,093)
Proceeds from unit offering	30,000	—
Net cash provided by (used in) financing activities	30,000	(3,093)

Net change in cash	(78,900)	(83,430)

Cash, beginning of period	150,898	191,749

Cash, end of period	$71,998	$108,319

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

5

BROWNIE’S MARINE GROUP, INC. AND SUBSIDARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash investing activities
Receipt of prepaid fixed asset	$28,700	$—

Conversion of related party debt to stock	$—	$63,303

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

JUNE 30, 2018

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

In December 2017, the Company formed a new wholly-owned subsidiary bLU3, Inc. The Company was formed to develop and market an innovation electric shallow dive system that is completely portable to the user. As of June 30, 2018, there were as yet no operations, other than related research expenditures, in the new company.

Basis of Presentation – The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Security and Exchange Commission (the “SEC”). In the opinion of management all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented have been included. The condensed consolidated results of operations for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results to be expected for the entire year.

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

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassifications – Certain reclassifications may have been made to the 2017 financial statement amounts and disclosures to conform to the 2018 financial statement presentation.

Cash and equivalents – Only highly liquid investments with original maturities of 90 days or less are classified as cash and equivalents. These investments are stated at cost, which approximates market value.

Going Concern – The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company incurred a loss of $248,744 for the year ended December 31, 2017 and losses of $109,203 and $327,143 for the three and six month periods ended June 30, 2018. The Company had an accumulated deficit of $9,206,936 and $8,879,793 at June 30, 2018 and December 31, 2017, respectively.

Because the Company believes that existing operational cash flow may not be sufficient to fund presently anticipated operations, this raises substantial doubt about our ability to continue as a going concern. Therefore, the Company will continue to raise additional funds as needed and is currently exploring alternative sources of financing. The Company has issued common stock and convertible debentures as an interim measure to finance working capital needs and may continue to raise additional capital through sale of restricted common stock or other securities or obtaining short term loans.

If the Company fails to raise additional funds when needed, or does not have sufficient cash flows from sales, it may be required to scale back or cease operations, liquidate assets and possibly seek bankruptcy protection. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Accounts receivable – Accounts receivable consist of amounts due from the sale of all of our products to wholesale and retail customers. The allowance for doubtful accounts is estimated based on historical customer experience and industry knowledge. The allowance for doubtful accounts totaled $9,200 and $16,848 at June 30, 2018 and December 31, 2017, respectively.

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

Revenue recognition – Revenues from product sales are recognized when the Company’s products are shipped or when service is rendered. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, when applicable, measured by the percentage of cost incurred to date to estimated total cost of each contract. This method is used because management considers the percentage of cost incurred to date to estimated total cost to be the best available measure of progress on the contracts. As of June 30, 2018 and 2017, there were no ongoing contracts being accounted for using the percentage of completion method.

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

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which occur. Advertising and trade show expense incurred for the three months ended June 30, 2018 and 2017, totaled $12,714 and $11,970, respectively. Advertising and trade show expense incurred for the six months ended June 30, 2018 and 2017, totaled $28,963 and $13,127, respectively.

Research and development costs – The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the three month periods ending June 30, 2018 and 2017 the Company incurred research and development costs of $36,744 and $642, respectively. During the six month periods ending June 30, 2018 and 2017 the Company incurred research and development costs of $43,176 and $1,205, respectively.

Customer deposits and returns policy – The Company typically takes a minimum 50% deposit against custom and large tankfill systems prior to ordering and/or building the systems. The remaining balance due is payable upon delivery, shipment, or installation of the system. There is no provision for cancellation of custom orders once the deposit is accepted, nor return of the custom ordered product. Additionally, returns of all other merchandise are subject to a 15% restocking fee as stated on each sales invoice. The Company provides our customers with an industry standard one year warranty on systems sold. Historically, the cost of our warranty policy has been immaterial and no reserve has been established. Customer deposits and unearned revenue totaled $70,664 and $97,249 at June 30, 2018 and December 31, 2017, respectively.

Income taxes - On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Jobs Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a United States corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017.

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

At June 30, 2018, and December 31, 2017, the carrying amount of cash, accounts receivable, accounts receivable – related parties, customer deposits and unearned revenue, royalties payable – related parties, other liabilities, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

Earnings per common share – Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings per share are computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and dilutive and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Potentially dilutive shares excluded from dilutive earnings per share totaled 62,164,296 and 50,807,948 for the six month periods ended June 30, 2018 and 2017, respectively as the effect was anti-dilutive.

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

2.	INVENTORY

Inventory consists of the following as of:

	June 30, 2018	December 31, 2017

Raw materials	$654,176	$614,541
Work in process	—	—
Finished goods	371,697	208,345
	$1,025,873	$822,886

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

	June 30, 2018	December 31, 2017

Prepaid inventory	$7,790	$27,715
Prepaid insurance	13,735	7,453
Prepaid other current assets	23,396	216,419
	$44,921	$251,587

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following as of:

	June 30, 2018	December 31, 2017

Tooling and equipment	$153,632	$125,832
Computer equipment and software	27,469	27,469
Vehicles	44,160	44,160
Leasehold improvements	43,779	43,779
	269,040	241,240
Less: accumulated depreciation and amortization	(222,398)	(213,742)
	$46,642	$27,498

Depreciation and amortization expense totaled $4,103 and $8,656 for the three and six month periods ending June 30, 2018, and $9,041 and $17,842 for the three and six month periods ending June 30, 2017, respectively.

5.	OTHER ASSETS

Other assets at June 30, 2018 consisted of the non-current portion of a licensing fee of $22,500 and $6,649 in refundable deposits. At December 31, 2017, the balance of $6,649 consisted solely of refundable deposits.

In April, 2018, the Company entered into an exclusive Patent License Agreement (“License Agreement”) relating to intellectual property to be utilized in underwater breathing systems supplying breathing air to divers at low pressure.

Under the License Agreement, the Company paid an initial license fee through the issuance of 759,422 common shares with a fair value of $30,000. The License Agreement further provides for royalties to be paid based on annual net revenues achieved utilizing the contracted technology.

As the Company’s product intended to utilize the contracted technology is still in the development stage and no sales are anticipated at least through calendar 2018, no contingent liability has been recognized.

6.	CUSTOMER CREDIT CONCENTRATIONS

The Company sells to three (3) entities owned by the brother of Robert Carmichael, the Company’s Chief Executive Officer, and three (3) companies owned by the Chief Executive Officer as further discussed in Note 7 - RELATED PARTIES TRANSACTIONS. Combined sales to these six (6) entities for the three months ended June 30, 2018 and 2017, represented 20.10% and 41.88% respectively, of total net revenues. Combined sales to these six (6) entities for the six months ended June 30, 2018 and 2017, represented 24.61% and 38.85% respectively, of total net revenues.

7.	RELATED PARTIES TRANSACTIONS

Net revenues and accounts receivable – related parties – The Company sells products to Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers with similar sales volume. Combined net revenues from these entities for three months ended June 30, 2018 and 2017, was $138,581 and $206,963, respectively. Combined net revenues from these entities for six months ended June 30, 2018 and 2017, was $296,413 and $365,386, respectively. Accounts receivable from Brownie’s Southport Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys totaled $60,212 at June 30, 2018 and $51,638 at December 31, 2017, respectively.

The Company sells products to Brownie’s Global Logistics, LLC. (“BGL”), 940 Associates, Inc. and 3D Buoy, LLC affiliated with the Company’s Chief Executive Officer. Terms of sale are more favorable than those extended to BWMG’s regular customers, but these terms are no more favorable than those extended to Brownie’s strategic partners. Terms of sale to BGL approximate cost or include a nominal margin. These terms are consistent with those extended to Brownie’s strategic partners. Strategic partner terms on a per order basis include promotion of BWMG’s technologies and “Brownie’s” brand, offered only on product or services not offered for resale, and must provide for reciprocal terms or arrangements to BWMG on strategic partners’ product or services. BGL is fulfilling the strategic partner terms by providing exposure for BWMG’s technologies and “Brownie’s” brand in the yachting and exploration community world-wide through its operations. Combined net revenues from these entities for three month periods ended June 30, 2018 and 2017, were $0 and $2,732, respectively. Combined net revenues from these entities for six month periods ended June 30, 2018 and 2017, were $0 and $3,067, respectively. Combined accounts receivable from BGL, 940 Associates and 3D Buoy totaled $1,966 and $4,043 at June 30, 2018 and December 31, 2017, respectively.

Royalties expense – related parties – The Company has an Exclusive License Agreement with 940 Associates, Inc. (hereinafter referred to as “940A”), an entity owned by the Company’s Chief Executive Officer, to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. This license agreement calls for the Company to pay 940A 2.5% of gross revenues per quarter. Total royalty expense for the above agreements for the three months and ended June 30, 2018 and 2017, totaled $13,468 and $18,613, respectively, and for the six months ended June 30, 2018 and 2017 totaled $23,395 and $29,486, respectively.

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

8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consists of the following as of:

	June 30, 2018	December 31, 2017

Accounts payable trade and other	$383,282	$143,347
Accrued payroll & fringe benefits	35,112	29,023
Accrued payroll taxes & withholding	7,928	8,689
Accrued interest	221,909	211,679
	$648,231	$392,738

Balances due certain vendors are in arrears to varying degrees. The Company is handling all delinquent accounts on a case-by-case basis.

9.	OTHER LIABILITIES

Other liabilities consist of the following as of:

	June 30, 2018	December 31, 2017

Short-term loans	$126,572	$126,572	(*)
Asset purchase agreement payable	9,596	12,857
On-line training liability	2,226	2,331
Other	—	—
	$138,394	$141,760

(*) Initial balance of $200,000 non-convertible note dated July 7, 2013. The note carries a 0% interest rate and is due on demand.

10.	CONVERTIBLE DEBENTURES

Convertible debentures consist of the following at June 30, 2018:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Original Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Reg.
5/3/2011	5/5/2012	10%	300,000	(206,832)	300,000	—	300,000	215,000	(1)
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	—	10,000	3,442	(2)
2/10/2012	2/10/2014	10%	39,724	—	2,743	—	—	—	(3)
12/01/17	12/01/18	6%	50,000	(12,500)	50,000	(5,220)	44,780	1,750	(4)
12/05/17	12/04/18	6%	50,000	(12,500)	50,000	(5,220)	44,780	1,717	(5)
					$412,743	$(10,440)	$399,560	$221,909

Convertible debentures consist of the following at December 31, 2017:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Original Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Reg.
5/3/2011	5/5/2012	10%	300,000	(206,832)	300,000	—	300,000	200,000	(1)
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	—	10,000	3,191	(2)
2/10/2012	2/10/2014	10%	39,724	—	2,743	—	2,743	4,331	(3)
12/01/17	12/01/18	6%	50,000	(12,500)	50,000	(11,470)	38,530	250	(4)
12/05/17	12/04/18	6%	50,000	(12,500)	50,000	(11,470)	38,530	217	(5)
					$412,743	$(22,940)	$389,803	$207,989

Reference numbers in right hand column of table entitled Ref. refer to paragraphs with corresponding numbers that immediately follow this paragraph.

(1)	On May 3, 2011, the Company borrowed $300,000 in exchange for a convertible debenture. The Debenture bears 10% interest per annum. The lender may at any time convert any portion of the debenture to common shares at a 30% discount of the “Market Price” of the stock based on the average of the previous ten (10) days weighted average closing prices on the date prior to the notice of conversion. The Company may prepay the debenture plus accrued interest at any time before maturity. In addition, as further inducement for loaning the Company the funds, the Company granted the lender 300,000 and 600,000 warrants at $337.50 and $472.50 per share, respectively. As a result, the Company allocated fair market value (“FMV”) to both the BCF and to the warrants, or $206,832, which was recorded as a discount against the debenture. The Company accreted the discount to interest expense. The Company recognized the FMV of the related warrants as $45,000 using the Black-Scholes valuation model.

(2)	The Company borrowed $10,000 in exchange for a convertible debenture. The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4) highest closing bid prices over the preceding five (5) trading days. The Company valued the beneficial conversion feature of the convertible debenture at $4,286, which was accreted to interest expense over the period of the note.

(3)	The Company entered into three new debenture agreements upon sale/assignment of the original lenders. Because the stated terms of the new debenture agreement and principal amounts were significantly different from the original debenture, including analysis of value of the beneficial conversion feature at the assignment/purchase date, the transactions are treated as extinguishment of the old debentures and recorded as new for accounting purposes.

The conversion price under the debentures was $0.37125 and the lender could convert at any time until the debenture plus accrued interest is paid in full. Various other fees and penalties applied if payments or conversions were not done timely by the Company. The lender was limited to maximum conversion of 4.99% of the outstanding Common Stock of the Company at any one time.

On June 15, 2018, the Company entered into a Note Satisfaction, Settlement and General Release Agreement (Satisfaction Agreement) with the lender. Under the terms of the Satisfaction Agreement, the lender released and discharged the Company from any further obligation due the lender with no further consideration. The Company recognized income of $2,743 in principal and $5,393 in related accrued interest.

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

From time to time the Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business, including matters relating to product liability claims. Such product liability claims sometimes involving wrongful death or injury have historically been covered by product liability insurance, which provided coverage for each claim up to $1,000,000. During the third quarter of 2014, the Company did not renew its product liability insurance since the renewal policy amount was cost prohibitive. As of August 15, 2017, the Company has obtained Product Liability Insurance, although prior claims are not covered under the new policy. The initial term of the policy was through August 14, 2018 and was renewed through August 14, 2019.

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

Base rent expense, attributable to the Company’s headquarters facility totaled approximately $13,878 and $23,000 for the three month periods ended June 30, 2018 and 2017, and $27,756 and $35,000 for the six month periods ending June 30, 2018 and 2017, respectively.

The following is an estimate of future minimum rental payments required under our lease agreement on August 14, 2014 and as amended December 1, 2016:

Operating lease
year 1	$56,763
year 2	58,467
year 3	60,219
year 4	62,028
year 5 and thereafter	146,265
$383,742

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

Common Stock

The Company had 103,903,691 and 98,192,717 common shares outstanding at June 30, 2018 and December 31, 2017, respectively.

On January 6, 2018, the Company issued 217,391 Units consisting of 869,565 common shares and 217,391 common stock purchase warrants exercisable at $0.0115 per share. The warrants are exercisable at any time for a period of two years from date of issuance.

In January 2018, the Company issued 2,000,000 common shares to Mr. Dana Allan for his services for serving on our board of directors. The grant date fair value of the shares issued was $25,000.

On February 2, 2018, the Company issued 434,783 Units consisting of 1,739,130 common shares and 434,783 common stock purchase warrants exercisable at $0.0115 per share. The warrants are exercisable at any time for a period of two years from date of issuance.

On April 4, 2018, the Company issued 142,857 common stock shares to an employee of the Company with a value of $0.0125 per share totaling $1,786 which was charged to stock based compensation.

On April 6, 2018, the Company entered into a Patent and License Agreement issuing 759,422 common shares with a fair value of $0.0395 per share totaling $30,000.

In May 2018, the Company issued 200,000 common shares to two consultants with a value of $0.03 per share totaling $6,000 which was charged to consulting fees expense.

Preferred Stock

During the second quarter of 2010, the holder of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of preferred stock. The preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company from time to time in accordance with the provisions of the Florida Business Corporation Act. Before modification, the existing Articles of Incorporation did not authorize the issuance of shares of preferred stock. The Company authorized the preferred stock for the purpose of added flexibility in seeking capital and potential acquisition targets. The amendment authorizing the issuance of shares of preferred stock grants the Board authority, without further action by our stockholders, to designate and issue preferred stock in one or more series and to designate certain rights, preferences and restrictions of each series, any or all of which may be greater than the rights of the common stock. As of June 30, 2018 and December 31, 2017, the 425,000 shares of preferred stock are owned by the Company’s Chief Executive Officer. The preferred shares have 250 to 1 voting rights over the common stock, and are convertible into 31,481 shares of common stock. The preferred stock votes with the Company’s common stock, except as otherwise required under Florida law.

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

13. SUBSEQUENT EVENTS

In July 2018, the Company issued an aggregate of 722,160 shares of common stock to sixteen employees under a one-time employee stock incentive grant. The shares were fair valued at $0.022 per share based on market value at the time of the grant, with a total value recognized of $16,000.

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

In December 2017, the Company formed a new wholly-owned subsidiary bLU3, Inc. The Company was formed to develop and market an innovative electric shallow dive system that is completely portable to the user. As of June 30, 2018 there were as yet no operations, other than research expenditures, in the new company.

The Company’s common stock is quoted on the OTC Markets (Pink) under the symbol “BWMG”. The Company’s website is www.Browniesmarinegroup.com. Information on the website is not a part of this report.

Results of Operations for the Three Months Ended June 30, 2018, as Compared to the Three Months Ended June 30, 2017

Net revenues. For the three months ended June 30, 2018, we had net revenues of $650,318, a 32% increase over the second quarter 2017. The bulk of this increase was attributable to sales in our BHP subsidiary formed in August 2017. This subsidiary was formed to commercialize our exclusive distribution agreement with L&W. Under this agreement, the Company has exclusive distribution rights for North America, South America and the Caribbean. While there can be no assurance, the Company expects revenues to increase in the future. Related party revenues declined by approximately 33% between periods as a result of a decrease in demand of our recreational dive products, primarily attributable to exceptionally heavy rain conditions in the United States] in April and May of 2018.

In December 2017, the Company formed a new wholly-owned subsidiary, bLU3, Inc. The Company was formed to develop and market an innovative electric shallow dive system that is completely portable to the user. As of June 30, 2018, there were as yet no revenues recognized in the new company as we are in the development stage, however, the Company has been incurring engineering and development costs. In connection with this project, in April 2018, the Company entered into a Patent License Agreement contracting for certain intellectual property rights which we believe will enhance the capabilities of our portable shallow dive system currently under development.

Cost of net revenues. Cost of net revenues increased during the second quarter 2018 to $458,732, a 26% increase over the second quarter 2017. This increase was due in large part to the 32% increase in revenues. The cost of revenues as a percentage of revenues remained relatively constant, totaling 71% during the second quarter 2018 compared to 73% for the same period 2017. Due to the nature of a large portion of our business being dependent on recreational boating and diving, sales are seasonal and often dependent on weather conditions. However, while there can be no assurance, given the formation of BHP in the third quarter 2017, the Company believes that as our operations under the L&W agreement target industrial applications, we will be less susceptible to weather or other seasonal fluctuations.

Operating expenses. Operating expenses, consisting of selling, general and administrative expenses and research and development costs increased sharply between the periods. Selling, general and administrative expenses totaled $248,600 for the three months ended June 30, 2018, an increase of $69,567 or 39% over the prior year. The large bulk of this increase was due to an increase in the number of employees between the periods with an associated increase in salaries and benefits. Employees were added in large part due to the formation of BHP including two sales managers, two engineers, a director of marketing and an additional sales person.

While there can be no assurance, the Company believes that the near term costs of “ramping up” its high pressure business, through LWA, will increase revenues in the future.

Research and development costs were up sharply, increasing to $36,744 during the second quarter 2018, compared to $642 incurred in the second quarter 2017. This increase is attributable to our efforts to expand our product lines including our portable shallow dive system currently under development. We expect research and development costs to continue to increase as we continue development of products aimed at increasing what we believe to be innovative product offerings.

Other expense, net. Other expense, consisting primarily of interest expense, increased for the second quarter 2018 by $7,993. This increase was attributable to an increase in the amortization of beneficial conversion features totaling $6,250 on two notes issued in the fourth quarter 2017 and related interest recognized on these notes.

Net loss. For the three months ended June 30, 2018, we recognized a net loss of $109,203 as compared to a net loss of $55,648 for the three months ended June 30, 2017. This increase in the net loss was primarily attributable to the increase in general and administrative expenses and research and development costs attributable to increased staffing and related costs and new product development efforts as discussed above.

Results of Operations for the Six Months Ended June 30, 2018, as Compared to the Six Months Ended June 30, 2017

Net revenues. For the six months ended June 30, 2018, we had net revenues of $1,164,933, a 24% increase over the first half 2017. The bulk of this increase was attributable to sales in our BHP subsidiary formed in August 2017. This subsidiary was formed to commercialize our exclusive distribution agreement with L&W. Under this agreement, the Company has exclusive distribution rights for North America, South America and the Caribbean. While there can be no assurance, the Company expects revenues to increase in the future. Related party revenues declined by approximately 19% between periods as a result of a decrease in demand in recreational dive products primarily attributable to exceptionally heavy rain conditions in April and May of 2018, discussed above.

In December 2017, the Company formed a new wholly-owned subsidiary, bLU3, Inc. The Company was formed to develop and market an innovative electric shallow dive system that is completely portable to the user. As of June 30, 2018, there were as yet no revenues recognized in the new company as we are in the development stage, however, the Company has been incurring engineering and development costs. In connection with this project, in April 2018, the Company entered into a patent license agreement contracting for certain intellectual property rights which we believe will enhance the capabilities of our portable shallow dive system currently under development.

Under the License Agreement, the Company paid an initial license fee through the issuance of 759,422 common shares with a fair value of $30,000. The License Agreement further provides for royalties to be paid based on annual net revenues achieved utilizing the contracted technology.

As the Company’s product intended to utilize the contracted technology is still in the development stage and no sales are anticipated at least through calendar 2018, no contingent liability has been recognized.

Cost of net revenues. Cost of net revenues increased during the six months ended June 30, 2018 to $913,378, a 49% increase over the first half 2017. This increase was due in large part to the 24% increase in revenues during 2018 The cost of revenues as a percentage of revenues totaled 78% during the first half of 2018 compared to 65% for the same period 2017. This increase in cost of sales as a percentage of total net sales was due in part to a change in product mix, particularly to related parties, related to weather conditions in the second quarter of 2018 affecting sales. Due to the nature of a large portion of our business being dependent on recreational boating and diving, sales are seasonal and often dependent on weather conditions. However, while there can be no assurance, given the formation BHP in the third quarter 2017, the Company believes that as our operations under the L&W agreement target industrial applications, we will be less susceptible to weather or other seasonal fluctuations.

Operating expenses. Operating expenses, consisting of selling, general and administrative expenses and research and development costs increased sharply between the periods. Selling, general and administrative expenses totaled $503,709 for the six months ended June 30, 2018, an increase of $173,342 or 52% over the prior year. The large bulk of this increase was due to an increase in the number of employees between the periods with an associated increase in salaries and benefits which accounted for the bulk of the increase. Employees were added in large part due to the formation of BHP including two sales managers, two engineers, a director of marketing and an additional sales person.

While there can be no assurance, the Company believes that the near term costs of “ramping up” its high pressure business, through LWA, will increase revenues in the future.

Research and development costs were up sharply, increasing to $43,176 during the six months ended June 30, 2018, compared to $1,205 incurred in the first half of 2017. This increase is attributable our efforts to expand our product lines including our portable shallow dive system currently under development. We expect research and development costs to continue to increase as we continue development of products aimed at increasing what we believe to be new innovative product offerings.

Other expense, net. Other expense, consisting primarily of interest expense, increased for the first half of 2018 by $17,630. This increase was attributable to an increase in the amortization of beneficial conversion features totaling $19,313 on two notes issued in the fourth quarter 2017 and related interest recognized on these notes being off-set by $1,207 in other income in 2017.

Net loss. For the six months ended June 30, 2018, we recognized a net loss of $327,143 as compared to a net loss of $18,057 for comparable period in 2017. This increase in the net loss was primarily attributable to the increase in the cost of revenues as a percentage of net revenues from 65% to 78% as described above as well as a sharp increase in general and administrative expenses and research and development costs attributable to increased staffing and related costs and new product development efforts as discussed above.

Liquidity and Capital Resources

As of December 31, 2017, the Company had current assets (primarily consisting of inventory and prepaid expenses) of $1,285,546 and current liabilities of $1,021,550 or a current ratio of 1.3 to 1, representing a working capital balance of $263,996. At June 30, 2018 the Company had current assets of $1,261,237 and current liabilities of $1,270,722, or a current ratio of approximately 1 to 1 with a working capital deficit of $9,485.

The consolidated financial statements included herein have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. We incurred a loss for the year ended December 31, 2017 of $248,744 and losses of $109,2035 and $327,143, respectively for the three and six month periods ending June 30, 2018. The Company had an accumulated deficit as of June 30, 2018 of $9,206,936.

Because the Company believes that existing operational cash flow may not be sufficient to fund presently anticipated operations, this raises substantial doubt about our ability to continue as a going concern. Therefore, the Company will continue to raise additional funds as needed and is currently exploring alternative sources of financing. The Company has issued common stock and convertible debentures as an interim measure to finance working capital needs and may continue to raise additional capital through sale of restricted common stock or other securities or obtaining short term loans.

If the Company fails to raise additional funds when needed, or does not have sufficient cash flows from sales, it may be required to scale back or cease operations, liquidate assets and possibly seek bankruptcy protection. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Net cash used in operating activities totaled $108,900 for the six months ended June 30, 2018. The cash used in operations was primarily the result of a net loss from operations of $327,143, coupled with an increase in inventory levels of $202,987 attributable to our newly formed subsidiary BHP and increased inventory levels associated with the commencement of their operations. These uses of cash were offset by a reduction in prepaid expenses of $178,866 and an increase in accounts payable and accrued liabilities of $255,493. As with the increase in inventory levels, the increase accounts payable reflect the “ramping up” of LWA’s operations which commenced in December 2017.

Net cash provided by financing activities totaled $30,000 at June 30, 2018. During the first quarter 2018, the Company sold 652,174 Units consisting of 2,608,695 common shares and 652,174 common stock purchase warrants, exercisable at $0.0115 per share, for $30,000. There was no similar transaction during the first half 2017.

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

The Company recorded a loss for the six months ended June 30, 2018 and year ended December 31, 2017 of $327,143 and $248,744, respectively and had an accumulated deficit of $9,206,936 at June 30, 2018. The Company is behind on payments due for matured convertible debentures, notes payable, and certain vendor payables. The Company is working out all matters of delinquency on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue. Our continued existence is dependent upon generating working capital and obtaining adequate new debt or equity financing. Because of our historical losses, we may not have working capital to permit us to remain in business through the end of the year, without improvements in our cash flow from operations or new financing. Working capital limitations continue to impinge on our day-to-day operations.

The optional conversion features of a series of convertible debentures issued by the Company, the majority of which are past due, could require the Company to issue a substantial number of shares of common stock, which will cause dilution to the Company’s stockholders and a potentially negative effect on our stock price.

During 2011 and 2012, the Company issued convertible debentures to several lenders and other third parties which remain outstanding and are past due. We do not have sufficient cash to satisfy the notes. In December 2017, the Company issued an additional two secured convertible debentures for $50,000 each. At June 30, 2018 the outstanding principal balance of these debentures, net of related unamortized debt discount, plus accrued interest, was $621,469. The debentures convert under various conversion formulas, which may be at a significant discount to market price of our common stock. The conversion of any of the debentures will result in the issuance of a significant number of shares of our common stock which will cause dilution to our existing shareholders. Furthermore, the conversion at a significant discount to the market price of our common stock may have a negative effect on our stock price.

In December 2017 we secured convertible notes in the aggregate principal amount of $100,000 outstanding which mature in December 2018, unless extended at the discretion of the lenders, and we may not have available capital to satisfy such notes when they become due.

The secured notes are collateralized by all of our assets and guarantees by our operating subsidiaries and chief executive officer. We currently do not have sufficient cash to satisfy the notes when it becomes due and there are no assurances we will be able to raise the funds if necessary. In the event we are unable to satisfy the notes the lenders may foreclose on our assets.

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

The manufacture and distribution of recreational diving equipment could result in product liability claims and we are subject to a claim that is not covered by insurance.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. The Company’s management, under the supervision and with the participation of Robert Carmichael, the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2018. Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of June 30, 2018, based on the criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business, including matters relating to product liability claims. Such product liability claims sometimes involving wrongful death or injury have historically been covered by product liability insurance, which provided coverage for each claim up to $1,000,000. During the third quarter of 2014, the Company did not renew its product liability insurance since the renewal policy amount was cost prohibitive. As of August 15, 2017, the Company has obtained Product Liability Insurance, although prior claims are not covered under the new policy. The initial term of the policy was through August 14, 2018 and was renewed through August 14, 2019.

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

In April, 2018, the Company entered into an exclusive Patent License Agreement (“License Agreement”) relating to intellectual property to be utilized in underwater breathing systems supplying breathing air to divers at low pressure.

Under the License Agreement, the Company paid an initial license fee through the issuance of 759,422 common shares with a fair value of $30,000. The License Agreement further provides for royalties to be paid based on annual net revenues achieved utilizing the contracted technology.

In May 2018, the Company issued 200,000 common shares to two consultants with a value of $0.03 per share totaling $6,000 which was charged to consulting fees expense.

In July 2018, the Company issued an aggregate of 722,160 shares of common stock to sixteen employees under a one-time employee stock incentive grant. The shares were fair valued at $0.022 per share based on market value at the time of the grant, with a total value recognized of $16,000.

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

* Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (iv) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 20, 2018	Brownie’s Marine Group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer

