Form 10-Q
period 2018-09-30
Brownie's Marine Group, Inc
filed 2018-11-19
CIK 1166708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

There were 154,824,853 shares of common stock outstanding at November 16, 2018.

PART I

Item 1. Financial Statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Current assets
Cash	$133,164	$150,898
Accounts receivable, net of $9,200 and $16,848 allowance for doubtful accounts, respectively	64,978	4,494
Accounts receivable - related parties	52,079	55,681
Inventory	981,391	822,886
Prepaid expenses and other current assets	47,359	251,587
Total current assets	1,278,971	1,285,546

Property, equipment, and leasehold improvements, net	37,500	27,498
Deferred tax asset, net - non-current		2,520
Other assets	27,649	6,649

Total assets	$1,344,120	$1,322,213

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$642,331	$392,738
Customer deposits and unearned revenue	115,215	97,249
Royalties payable - related parties	1,184	—
Other liabilities	142,099	141,760
Convertible debentures, net	405,810	389,803
Total current liabilities	1,306,639	1,021,550

Total liabilities	1,306,639	1,021,550

Commitments and contingencies

Stockholders’ equity
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding	425	425
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; 104,824,853 and 98,192,717 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	10,481	9,819
Common stock payable; $0.0001 par value; 138,941 and 138,941 shares, respectively	14	14
Additional paid-in capital	9,283,289	9,170,198
Accumulated deficit	(9,256,728)	(8,879,793)
Total stockholders’ equity	37,481	300,663

Total liabilities and stockholders’ equity	$1,344,120	$1,322,213

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net revenues
Net revenues	$674,011	$574,684	$1,542,531	$1,149,690
Net revenues - related parties	213,719	220,586	510,132	585,972
Total net revenues	887,730	795,270	2,052,663	1,735,662

Cost of net revenues
Cost of net revenues	464,473	394,438	1,275,541	794,192
Cost of net revenues – related parties	175,286	109,589	254,201	293,043
Royalties expense - related parties	19,137	12,761	42,532	42,247
Total cost of net revenues	658,896	516,788	1,572,274	1,129,482

Gross profit	228,834	278,482	480,389	606,180

Operating expenses
Selling, general and administrative	239,986	225,194	743,695	555,561
Research and development costs	32,346	12,730	75,522	13,935
Total operating expenses	272,332	237,924	819,217	569,496

(Loss) income from operations	(43,498)	40,558	(338,828)	36,684

Other (income) expense, net
Other (income) expense, net	—	(1,038)	—	(2,245)
Interest expense	6,294	7,750	38,107	23,140
Total other (income) expense, net	6,294	6,712	38,107	20,895

Net (loss) income before provision for income taxes	(49,792)	33,846	(376,935)	15,789

Provision for income tax expense	—	—	—	—

Net (loss) income	$(49,792)	$33,846	$(376,935)	$15,789

Basic (loss) income per common share	$—	$—	$—	$—
Diluted (loss) income per common share	$—	$—	$—	$—

Basic weighted average common shares outstanding	104,404,703	78,710,793	103,283,065	74,243,470
Diluted weighted average common shares outstanding	104,404,703	136,867,655	103,283,065	132,400,332

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Preferred stock		Common stock		Common stock payable		Additional paid-in	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Equity’

Balance, January 1, 2018	425,000	$425	98,192,717	$9,819	138,941	$14	$9,170,198	$(8,879,793)	$300,663

Shares issued for services	—	—	3,264,019	325	—	—	53,428	—	53,753

Unit offering	—	—	2,608,695	261	—	—	29,739	—	30,000

Shares issued for licensing fee	—	—	759,422	76	—	—	29,924	—	30,000

Net loss	—	—	—	—	—	—	—	(376,935)	(376,935)

Balance, September 30, 2018	425,000	$425	104,824,853	$10,481	138,941	$14	$9,283,289	$(9,256,728)	$37,481

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017

Cash flows provided by operating activities:
Net (loss) income	$(376,935)	$15,789
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation and amortization	17,798	20,060
Shares issued for services	53,753	66,393
Shares issued for licensing fee	3,000	—
Amortization of debt discount	18,751	—
Change in deferred tax asset, net	2,520	—
Forgiveness of debenture debt	(2,744)	—
Changes in operating assets and liabilities:
Change in accounts receivable, net	(60,484)	(52,541)
Change in accounts receivable - related parties	3,602	13,250
Change in inventory	(158,505)	(34,123)
Change in prepaid expenses and other current assets	203,428	(133,179)
Change in other assets	(21,000)	—
Change in accounts payable and accrued liabilities	249,594	62,530
Change in customer deposits and unearned revenue	17,966	(11,491)
Change in other liabilities	338	(37,185)
Change in royalties payable - related parties	1,184	(937)
Net cash used in operating activities	(47,734)	(91,434)

Cash flows from investing activities:	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities:
Repayments on notes payable	—	(4,131)
Proceeds from unit offering	30,000	—
Net cash provided by (used in) financing activities	30,000	(4,131)

Net change in cash	(17,734)	(95,565)

Cash, beginning of period	150,898	191,749

Cash, end of period	$133,164	$96,184

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash investing activities
Receipt of prepaid fixed asset	$27,800	$—

Conversion of related party debt to stock	$—	$63,303
Prepaid share based compensation	$—	$33,607

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018

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

In December 2017, the Company formed a new wholly-owned subsidiary bLU3, Inc. The Company was formed to develop and market an innovation electric shallow dive system that is completely portable to the user. As of September 30, 2018, there were as yet no operations, other than related research expenditures, in the new company.

Basis of Presentation – The financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Security and Exchange Commission (the “SEC”). In the opinion of management all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented have been included. The condensed consolidated results of operations for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results to be expected for the entire year.

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

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

Reclassifications – Certain reclassifications may have been made to the 2017 financial statement amounts and disclosures to conform to the 2018 financial statement presentation.

Cash and equivalents – Only highly liquid investments with original maturities of 90 days or less are classified as cash and equivalents. These investments are stated at cost, which approximates market value.

Going Concern – The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. The Company incurred a loss of $248,744 for the year ended December 31, 2017 and losses of $49,792 and $376,935 for the three and nine month periods ended September 30, 2018. The Company had an accumulated deficit of $9,256,728 and $8,879,793 at September 30, 2018 and December 31, 2017, respectively.

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

If the Company fails to raise additional funds when needed, or does not have sufficient cash flows from sales, it may be required to scale back or cease operations, liquidate assets and possibly seek bankruptcy protection. Accordingly, it would be unlikely for us to continue as a going concern for one year from the issuance of the financial statements. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Accounts receivable – Accounts receivable consist of amounts due from the sale of all of our products to wholesale and retail customers. The allowance for doubtful accounts is estimated based on historical customer experience and industry knowledge. The allowance for doubtful accounts totaled $9,200 and $16,848 at September 30, 2018 and December 31, 2017, respectively.

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

Revenue recognition – Revenues from product sales are recognized when the Company’s products are shipped or when service is rendered. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, when applicable, measured by the percentage of cost incurred to date to estimated total cost of each contract. This method is used because management considers the percentage of cost incurred to date to estimated total cost to be the best available measure of progress on the contracts. As of September 30, 2018 and 2017, there were no ongoing contracts being accounted for using the percentage of completion method.

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

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

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which occur. Advertising and trade show expense incurred for the three months ended September 30, 2018 and 2017, totaled $28,853 and $760, respectively. Advertising and trade show expense incurred for the nine months ended September 30, 2018 and 2017, totaled $57,816 and $12,730, respectively.

Research and development costs – The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the three month periods ending September 30, 2018 and 2017 the Company incurred research and development costs of $32,346 and $12,730, respectively. During the nine month periods ending September 30, 2018 and 2017 the Company incurred research and development costs of $75,522 and $13,935, respectively.

Customer deposits and returns policy – The Company typically takes a minimum 50% deposit against custom and large tankfill systems prior to ordering and/or building the systems. The remaining balance due is payable upon delivery, shipment, or installation of the system. There is no provision for cancellation of custom orders once the deposit is accepted, nor return of the custom ordered product. Additionally, returns of all other merchandise are subject to a 15% restocking fee as stated on each sales invoice. The Company provides our customers with an industry standard one year warranty on systems sold. Historically, the cost of our warranty policy has been immaterial and no reserve has been established. Customer deposits and unearned revenue totaled $115,215 and $97,249 at September 30, 2018 and December 31, 2017, respectively.

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

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

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

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

At September 30, 2018, and December 31, 2017, the carrying amount of cash, accounts receivable, accounts receivable – related parties, customer deposits and unearned revenue, royalties payable – related parties, other liabilities, and accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

Earnings per common share – Basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings per share are computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and dilutive and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Potentially dilutive shares excluded from dilutive earnings per share totaled 33,778,441 for the nine months ended September 30, 2018 as the effect was anti-dilutive. Potentially dilutive shares included in dilutive earnings per share totaled 58,156,862 for the nine months ended September 30, 2017.

New accounting pronouncements

In June 2018, the Financial Accounting Standards Board issed ASU 2018-7, “Compensation – Stock Compensation” (Topic 718) amending the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments specify that nonemployee share-based payments are measured at grant-date fair value with the grant date being defined when the parties reach a mutual understanding of the key terms and conditions of the share-based award. ASU 2018-07 is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We do not believe the adoption of ASU 2018—07 will have an impact on our operations, cash flows or financial condition.

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

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

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

2. INVENTORY

Inventory consists of the following as of:

	September 30, 2018	December 31, 2017

Raw materials	$430,102	$614,541
Work in process	—	—
Finished goods	551,289	208,345
	$981,391	$822,886

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	September 30, 2018	December 31, 2017

Prepaid inventory	$9,977	$27,715
Prepaid insurance	9,893	7,453
Prepaid other current assets	27,489	216,419
	$47,359	$251,587

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following as of:

	September 30, 2018	December 31, 2017

Tooling and equipment	$153,632	$125,832
Computer equipment and software	27,469	27,469
Vehicles	44,160	44,160
Leasehold improvements	43,779	43,779
	269,040	241,240
Less: accumulated depreciation and amortization	(231,540)	(213,742)
	$37,500	$27,498

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

Depreciation and amortization expense totaled $9,141 and $17,798 for the three and nine month periods ending September 30, 2018, and $2,219 and $20,060 for the three and nine month periods ending September 30, 2017, respectively.

5. OTHER ASSETS

Other assets at September 30, 2018 consisted of the non-current portion of a licensing fee of $21,000 and $6,649 in refundable deposits. At December 31, 2017, the balance of $6,649 consisted solely of refundable deposits.

In April, 2018, the Company entered into an exclusive Patent License Agreement relating to intellectual property to be utilized in underwater breathing systems supplying breathing air to divers at low pressure. Under the license agreement, the Company paid an initial license fee through the issuance of 759,422 shares of common stock with a fair value of $30,000. Amortization expense recognized under the license agreement totaled $1,500 and $3,000 for the three and nine month periods ended September 30, 2018, respectively. The license agreement further provides for royalties to be paid based on annual net revenues achieved utilizing the contracted technology.

As the Company’s product intended to utilize the contracted technology is still in the development stage and no sales are anticipated at least through calendar 2018, no contingent liability has been recognized.

6. CUSTOMER CREDIT CONCENTRATIONS

The Company sells to three (3) entities owned by the brother of Robert Carmichael, the Company’s Chief Executive Officer, and three (3) companies owned by the Chief Executive Officer as further discussed in Note 7 - RELATED PARTIES TRANSACTIONS. Combined sales to these six (6) entities for the three months ended September 30, 2018 and 2017, represented 24.07% and 27.74% respectively, of total net revenues. Combined sales to these six (6) entities for the nine months ended September 30, 2018 and 2017, represented 24.85% and 33.76% respectively, of total net revenues.

7. RELATED PARTIES TRANSACTIONS

Net revenues and accounts receivable – related parties – The Company sells products to Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers with similar sales volume. Combined net revenues from these entities for three months ended September 30, 2018 and 2017, was $220,586 and $220,363, respectively. Combined net revenues from these entities for nine months ended September 30, 2018 and 2017, was $510,132 and $582,683, respectively. Accounts receivable from Brownie’s Southport Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys totaled $52,864 at September 30, 2018 and $51,638 at December 31, 2017, respectively.

The Company sells products to Brownie’s Global Logistics, LLC. (“BGL”), 940 Associates, Inc. and 3D Buoy, LLC affiliated with the Company’s Chief Executive Officer. Terms of sale are more favorable than those extended to BWMG’s regular customers, but these terms are no more favorable than those extended to Brownie’s strategic partners. Terms of sale to BGL approximate cost or include a nominal margin. These terms are consistent with those extended to Brownie’s strategic partners. Strategic partner terms on a per order basis include promotion of BWMG’s technologies and “Brownie’s” brand, offered only on product or services not offered for resale, and must provide for reciprocal terms or arrangements to BWMG on strategic partners’ product or services. BGL is fulfilling the strategic partner terms by providing exposure for BWMG’s technologies and “Brownie’s” brand in the yachting and exploration community world-wide through its operations. Combined net revenues from these entities for three month periods ended September 30, 2018 and 2017, were $0 and $223, respectively. Combined net revenues from these entities for nine month periods ended September 30, 2018 and 2017, were $0 and $3,289, respectively. Combined accounts receivable from BGL, 940 Associates and 3D Buoy totaled $5,106 and $4,043 at September 30, 2018 and December 31, 2017, respectively.

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

Royalties expense – related parties – The Company has an Exclusive License Agreement with 940 Associates, Inc. (hereinafter referred to as “940A”), an entity owned by the Company’s Chief Executive Officer, to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. This license agreement calls for the Company to pay 940A 2.5% of gross revenues per quarter. Total royalty expense for the above agreements for the three months and ended September 30, 2018 and 2017, totaled $19,137 and $12,761, respectively, and for the nine months ended September 30, 2018 and 2017 totaled $42,532 and $42,247, respectively.

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

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consists of the following as of:

	September 30, 2018	December 31, 2017

Accounts payable trade and other	$266,988	$143,347
Accrued payroll & fringe benefits	57,211	29,023
Accrued payroll taxes & withholding	87,096	8,689
Accrued interest	231,036	211,679
	$642,331	$392,738

Balances due certain vendors are in arrears to varying degrees. The Company is handling all delinquent accounts on a case-by-case basis.

9. OTHER LIABILITIES

Other liabilities consist of the following as of:

	September 30, 2018	December 31, 2017

Short-term loans	$126,572	$126,572	(*)
Asset purchase agreement payable	12,857	12,857
On-line training liability	931	2,331
Other	1,739	—
	$142,099	$141,760

(*) Initial balance of $200,000 non-convertible note dated July 7, 2013. The note carries a 0% interest rate and is due on demand.

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

10. CONVERTIBLE DEBENTURES

Convertible debentures consist of the following at September 30, 2018:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Original Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Reg.
5/3/2011	5/5/2012	10%	300,000	(206,832)	300,000	—	300,000	222,500	(1)
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	—	10,000	3,568	(2)
2/10/2012	2/10/2014	10%	39,724	—	2,743	—	—	—	(3)
12/01/17	12/01/18	6%	50,000	(12,500)	50,000	(2,095)	47,905	2,500	(4)
12/05/17	12/04/18	6%	50,000	(12,500)	50,000	(2,095)	47,905	2,468	(5)
					$412,743	$(4,190)	$405,810	$231,036

Convertible debentures consist of the following at December 31, 2017:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Original Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Reg.
5/3/2011	5/5/2012	10%	300,000	(206,832)	300,000	—	300,000	200,000	(1)
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	—	10,000	3,191	(2)
2/10/2012	2/10/2014	10%	39,724	—	2,743	—	2,743	4,331	(3)
12/01/17	12/01/18	6%	50,000	(12,500)	50,000	(11,470)	38,530	250	(4)
12/05/17	12/04/18	6%	50,000	(12,500)	50,000	(11,470)	38,530	217	(5)
					$412,743	$(22,940)	$389,803	$207,989

Reference numbers in right hand column of table entitled Ref. refer to paragraphs with corresponding numbers that immediately follow this paragraph.

(1)	On May 3, 2011, the Company borrowed $300,000 in exchange for a convertible debenture. The Debenture bears 10% interest per annum. The lender may at any time convert any portion of the debenture to common shares at a 30% discount of the “Market Price” of the stock based on the average of the previous ten (10) days weighted average closing prices on the date prior to the notice of conversion. The Company may prepay the debenture plus accrued interest at any time before maturity. In addition, as further inducement for loaning the Company the funds, the Company granted the lender 300,000 and 600,000 warrants at $337.50 and $472.50 per share, respectively. As a result, the Company allocated fair market value (“FMV”) to both the BCF and to the warrants, or $206,832, which was recorded as a discount against the debenture. The Company accreted the discount to interest expense. The Company recognized the FMV of the related warrants as $45,000 using the Black-Scholes valuation model. See “Note 13. Subsequent Events.”

(2)	The Company borrowed $10,000 in exchange for a convertible debenture. The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4) highest closing bid prices over the preceding five (5) trading days. The Company valued the beneficial conversion feature of the convertible debenture at $4,286, which was accreted to interest expense over the period of the note.

(3)	The Company entered into three new debenture agreements upon sale/assignment of the original lenders. Because the stated terms of the new debenture agreement and principal amounts were significantly different from the original debenture, including analysis of value of the beneficial conversion feature at the assignment/purchase date, the transactions are treated as extinguishment of the old debentures and recorded as new for accounting purposes.

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

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

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

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

On November 11, 2018, the Company entered a new lease agreement for approximately 8,025 square feet adjoining its existing facility in Pompano Beach, Florida. Terms of the new lease include a sixty-nine month term commencing on January 1, 2019, or the date the Company takes possession of the premises, if earlier; a $6,527 security deposit; initial base rent of approximately $4,848 per month escalating at 3% per year during the term of the lease plus Florida state sales tax and payment of 10.11% of the buildings annual operating expenses (i.e. common area maintenance) which is approximately $1,679 per month subject to adjustment as provided in the lease.

We believe that the facilities are suitable for their intended purpose, are being efficiently utilized and provide adequate capacity to meet demand for the foreseeable future.

Base rent expense, attributable to the Company’s headquarters facility totaled approximately $13,878 and $30,000 for the three month periods ended September 30, 2018 and 2017, and $41,600 and $54,000 for the nine month periods ending September 30, 2018 and 2017, respectively.

The following is an estimate of future minimum rental payments required under our lease agreements:

Operating lease
year 1	$115,361
year 2	118,823
year 3	122,385
year 4	126,060
year 5 and thereafter	244,716
$727,345

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

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

12. EQUITY AND EQUITY INCENTIVE PLAN

Common Stock

The Company had 104,824,853 and 98,192,717 shares of common stock outstanding at September 30, 2018 and December 31, 2017, respectively.

On January 6, 2018, the Company issued 217,391 Units consisting of 869,565 shares of common stock and 217,391 common stock purchase warrants exercisable at $0.0115 per share. The warrants are exercisable at any time for a period of two years from date of issuance.

In January 2018, the Company issued 2,000,000 shares of common stock to Mr. Dana Allan for his services for serving on our board of directors. The grant date fair value of the shares issued was $25,000.

On February 2, 2018, the Company issued 434,783 Units consisting of 1,739,130 shares of common stock and 434,783 common stock purchase warrants exercisable at $0.0115 per share. The warrants are exercisable at any time for a period of two years from date of issuance.

On April 4, 2018, the Company issued 142,857 shares of common stock to an employee of the Company with a value of $0.0125 per share totaling $1,786 which was charged to stock based compensation.

On April 6, 2018, the Company entered into a Patent License Agreement issuing 759,422 shares of common stock with a fair value of $0.0395 per share totaling $30,000.

In May 2018, the Company issued 200,000 shares of common stock to two consultants with a value of $0.03 per share totaling $6,000 which was charged to consulting fees expense.

In July 2018, the Company issued an aggregate of 722,160 shares of stock to sixteen employees under a one-time employee stock incentive grant. The shares were fair valued at $0.022 per share based on market value at the time of the grant, with a total value recognized of $16,000.

In September 2018, the Company issued 199,002 shares of common stock to a consultant with a value of $0.025 per share totaling $4,967 which was charged to consulting fee expense.

Preferred Stock

During the second quarter of 2010, the holder of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of preferred stock. The preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company from time to time in accordance with the provisions of the Florida Business Corporation Act. Before modification, the existing Articles of Incorporation did not authorize the issuance of shares of preferred stock. The Company authorized the preferred stock for the purpose of added flexibility in seeking capital and potential acquisition targets. The amendment authorizing the issuance of shares of preferred stock grants the Board authority, without further action by our stockholders, to designate and issue preferred stock in one or more series and to designate certain rights, preferences and restrictions of each series, any or all of which may be greater than the rights of the common stock. As of September 30, 2018 and December 31, 2017, the 425,000 shares of preferred stock are owned by the Company’s Chief Executive Officer. The preferred shares have 250 to 1 voting rights over the common stock, and are convertible into 31,481 shares of common stock. The preferred stock votes with the Company’s common stock, except as otherwise required under Florida law.

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(Unaudited)

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

13. SUBSEQUENT EVENTS

On November 11, 2018, the Company entered a new lease agreement for approximately 8,025 square feet adjoining its existing facility in Pompano Beach, Florida. Terms of the new lease include a sixty-nine month term commencing on January 1, 2019, or the date the Company takes possession of the premises, if earlier; a $6,527 security deposit; initial base rent of approximately $4,848 per month escalating at 3% per year during the term of the lease plus Florida state sales tax and payment of 10.11% of the buildings annual operating expenses (i.e. common area maintenance) which is approximately $1,679 per month subject to adjustment as provided in the lease.

On November 15, 2018, the Company, Brownie’s Marine Group, Inc., entered into a Note Conversion Agreement with Joe Perez (the “Noteholder”) pursuant to which the Noteholder converted $526,000 of principal and accrued interest due him by the Company under the terms of a 10% unsecured convertible debenture dated May 3, 2011, into 50,000,000 shares of the Company’s common stock in full satisfaction of such obligation. The shares of common stock represent approximately 32% of the Company’s outstanding shares of common stock, giving effect to such issuance, and approximately 19% of shares entitled to vote on matters submitted to a vote of the Company’s shareholders. The issuance of the shares, however, will not result in a change of control of the Company as a result of the shares of the Company’s common stock and super-voting Series A Convertible Preferred Stock held by Mr. Robert M. Carmichael, an executive officer and member of the Company’s board of directors, who controls approximately 51% of the Company’s outstanding voting securities. The Company expects to record a loss on this conversion of this debt of approximately $249,000 during the quarter ending December 31, 2018.

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

In December 2017, the Company formed a new wholly-owned subsidiary bLU3, Inc. The Company was formed to develop and market an innovative electric shallow dive system that is completely portable to the user. As of September 30, 2018 there were as yet no operations, other than research expenditures, in the new company.

The Company’s common stock is quoted on the OTC Markets (Pink) under the symbol “BWMG”. The Company’s website is www.Browniesmarinegroup.com. Information on the website is not a part of this report.

Results of Operations for the Three Months Ended September 30, 2018, as Compared to the Three Months Ended September 30, 2017

Net revenues. For the three months ended September 30, 2018, we had net revenues of $887,730, a 12% increase over the third quarter 2017. The bulk of this increase was attributable to sales in our BHP subsidiary formed in August 2017. This subsidiary was formed to commercialize our exclusive distribution agreement with L&W. Under this agreement, the Company has exclusive distribution rights for North America, South America and the Caribbean. While there can be no assurance, the Company expects revenues to increase in the future. Related party revenues remained relatively stable, declining approximately 3% between periods.

Cost of net revenues. Cost of net revenues increased during the third quarter 2018 to $658,896, a 27% increase over the third quarter 2017. This increase was due in part to the 12% increase in revenues. The cost of revenues as a percentage of revenues totaled 74% during the third quarter 2018 compared to 65% for the same period 2017. This increase was due in part to a reduction in selling prices on certain products targeting inventory movement and related cash flows as well as the addition of production personnel for BHP formed in August 2017. Due to the nature of a large portion of our business being dependent on recreational boating and diving, sales are seasonal and often dependent on weather conditions. However, while there can be no assurance, given the formation of BHP in the third quarter 2017, the Company believes that as our operations under the L&W agreement target industrial applications, we will be less susceptible to weather or other seasonal fluctuations.

Operating expenses. Operating expenses, consisting of selling, general and administrative expenses and research and development costs increased between the periods. Selling, general and administrative expenses totaled $239,986 for the three months ended September 30, 2018, an increase of $14,792 or 7% over the prior year. The bulk of this increase was due to an increase in the number of employees between the periods with an associated increase in salaries and benefits. Employees were added in large part due to the formation of BHP including two sales managers, two engineers, a director of marketing and an additional sales person.

While there can be no assurance, the Company believes that the near term costs of “ramping up” its high pressure business, through LWA, will increase revenues in the future.

Research and development costs were up sharply, increasing to $32,346 during the third quarter 2018, compared to $12,730 incurred in the third quarter 2017. This increase is attributable to our efforts to expand our product lines including our bLU3 portable shallow dive system currently under development. We expect research and development costs to continue to increase as we continue development of products aimed at increasing what we believe to be innovative product offerings.

Other expense, net. Other expense, consisting primarily of interest expense, remained relatively stable between the quarters, increasing $418 during the third quarter 2018 over the third quarter 2017.

Net loss. For the three months ended September 30, 2018, we recognized a net loss of $49,792 as compared to net income of $33,846 for the three months ended September 30, 2017. This decrease in earnings of approximately $83,638 was primarily attributable to an increase in the cost of revenues as a percentage of total revenues as described above and the increase in general and administrative expenses and research and development costs of $34,408 attributable to increased staffing and related costs and new product development efforts as discussed above.

Results of Operations for the Nine Months Ended September 30, 2018, as Compared to the Nine Months Ended September 30, 2017

Net revenues. For the nine months ended September 30, 2018, we had net revenues of $2,052,663, an 18% increase over the nine months end September 30, 2017. The bulk of this increase was attributable to sales in our BHP subsidiary formed in August 2017. This subsidiary was formed to commercialize our exclusive distribution agreement with L&W. Under this agreement, the Company has exclusive distribution rights for North America, South America and the Caribbean. While there can be no assurance, the Company expects revenues to increase in the future under the distribution agreement. Related party revenues declined by approximately 13% between periods as a result of a decrease in demand in recreational dive products primarily attributable to exceptionally heavy rain conditions in April and May of 2018.

In December 2017, the Company formed a new wholly-owned subsidiary, bLU3, Inc. The Company was formed to develop and market an innovative electric shallow dive system that is completely portable to the user. As of September 30, 2018, there were as yet no revenues recognized in the new company as we are in the development stage, however, the Company has been incurring engineering and development costs. In connection with this project, in April 2018, the Company entered into a patent license agreement contracting for certain intellectual property rights which we believe will enhance the capabilities of our portable shallow dive system currently under development.

Under the patent license agreement, the Company paid an initial license fee through the issuance of 759,422 shares of common stock with a fair value of $30,000. The patent license agreement further provides for royalties to be paid based on annual net revenues achieved utilizing the contracted technology.

As the Company’s product intended to utilize the contracted technology is still in the development stage and no sales are anticipated at least through calendar 2018, no contingent liability has been recognized.

Cost of net revenues. Cost of net revenues increased during the nine months ended September 30, 2018 to $1,572,274, a 39% increase over the first nine months of 2017. This increase was due in large part to the 18% increase in revenues during 2018. The cost of revenues as a percentage of revenues totaled 77% during the first nine months of 2018 compared to 65% for the same period 2017. This increase in cost of sales as a percentage of total net sales was due in part to a change in product mix, particularly to related parties, related to weather conditions in the second quarter of 2018 affecting sales. Due to the nature of a large portion of our business being dependent on recreational boating and diving, sales are seasonal and often dependent on weather conditions. However, while there can be no assurance, given the formation BHP in the third quarter 2017, the Company believes that as our operations under the L&W agreement target industrial applications, we will be less susceptible to weather or other seasonal fluctuations.

Operating expenses. Operating expenses, consisting of selling, general and administrative expenses and research and development costs increased sharply between the periods. Selling, general and administrative expenses and research and development costs totaled $819,217 for the nine months ended September 30, 2018, an increase of $249,721 or 44% over the prior year. The large bulk of this increase was due to an increase in the number of employees between the periods with an associated increase in salaries and benefits which accounted for the bulk of the increase. Employees were added in large part due to the formation of BHP including two sales managers, two engineers, a director of marketing and an additional sales person.

While there can be no assurance, the Company believes that the near term costs of “ramping up” its high pressure business, through LWA, will increase revenues in the future.

Research and development costs were up sharply, increasing to $75,522 during the nine months ended September 30, 2018, compared to $13,935 incurred in the first nine months of 2017. This increase is attributable to our efforts to expand our product lines including our portable shallow dive system currently under development. We expect research and development costs to continue to increase as we continue development of products aimed at increasing what we believe to be new innovative product offerings.

Other expense, net. Other expense, consisting primarily of interest expense, increased for the first nine months of 2018 by $17,212. This increase was primarily attributable to an increase in the amortization of beneficial conversion features totaling $18,750 on two notes issued in the fourth quarter 2017 and related interest recognized on these notes being off-set by $2,245 in other income in 2017.

Net loss. For the nine months ended September 30, 2018, we recognized a net loss of $376,935 as compared to net income of $15,789 for comparable period in 2017. This idecrease in earnings was primarily attributable to the increase in the cost of revenues as a percentage of net revenues from 65% to 74% as described above as well as a sharp increase in general and administrative expenses and research and development costs attributable to increased staffing and related costs and new product development efforts as discussed above.

Liquidity and Capital Resources

At September 30, 2018 the Company had current assets of $1,278,971 and current liabilities of $1,306,639, or a current ratio of approximately 1.00 to 1.02 with a working capital deficit of $27,668.

The consolidated financial statements included herein have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these financial statements. We incurred a loss for the year ended December 31, 2017 of $248,744 and losses of $49,792 and $376,935, respectively for the three and nine month periods ending September 30, 2018. The Company had an accumulated deficit as of September 30, 2018 of $9,256,728.

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

If the Company fails to raise additional funds when needed, or does not have sufficient cash flows from sales, it may be required to scale back or cease operations, liquidate assets and possibly seek bankruptcy protection. Accordingly, it would be unlikely for us to continue as a going concern for one year from the issuance of the financial statements. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

On November 15, 2018, we entered into a Note Conversion Agreement with Joe Perez (the “Noteholder”) pursuant to which the Noteholder converted $526,000 of principal and accrued interest due him by us under the terms of a 10% unsecured convertible debenture dated May 3, 2011 into 50,000,000 shares of our common stock in full satisfaction of such obligation. The shares of common stock represent approximately 32% of our outstanding shares of common stock, giving effect to such issuance, and approximately 19% of shares entitled to vote on matters submitted to a vote of our shareholders. The issuance of the shares of common stock, however, will not result in a change of control of our company as a result of the shares of our common stock and super-voting Series A Convertible Preferred Stock held by Mr. Robert M. Carmichael, an executive officer and member of our board of directors, who controls approximately 51% of our outstanding voting securities. We expect to record a loss on this conversion of this debt of approximately $249,000 during the quarter ending December 31, 2018.

Net cash used in operating activities totaled $47,734 for the nine months ended September 30, 2018. The cash used in operations was primarily the result of a net loss from operations of $376,935, coupled with an increase in inventory levels of $158,505 attributable to our newly formed subsidiary BHP and increased inventory levels associated with the commencement of their operations. These uses of cash were offset by a reduction in prepaid expenses of $182,428 and an increase in accounts payable and accrued liabilities of $249,594. As with the increase in inventory levels, the increase accounts payable reflect the “ramping up” of LWA’s operations which commenced in December 2017.

Net cash provided by financing activities totaled $30,000 at September 30, 2018. During the first quarter 2018, the Company sold 652,174 Units consisting of 2,608,695 shares of common stock and 652,174 common stock purchase warrants, exercisable at $0.0115 per share, for $30,000. There was no similar transaction during the first nine months of 2017.

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

The Company recorded a loss for the nine months ended September 30, 2018 and year ended December 31, 2017 of $376,935 and $248,744, respectively and had an accumulated deficit of $9,256,728 at September 30, 2018. The Company is behind on payments due for matured convertible debentures, notes payable, and certain vendor payables. The Company is working out all matters of delinquency on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue. Our continued existence is dependent upon generating working capital and obtaining adequate new debt or equity financing. Because of our historical losses, we may not have working capital to permit us to remain in business through the end of the year, without improvements in our cash flow from operations or new financing. Working capital limitations continue to impinge on our day-to-day operations.

In December 2017 we secured convertible notes in the aggregate principal amount of $100,000 outstanding which mature in December 2018, unless extended at the discretion of the lenders, and we may not have available capital to satisfy such notes when they become due. Furthermore, the conversion of such notes would require the Company to issue a substantial number of shares of common stock, which will cause dilution to the Company’s stockholders and a potentially negative effect on our stock price.

The secured notes are collateralized by all of our assets and guarantees by our operating subsidiaries and chief executive officer. We currently do not have sufficient cash to satisfy the notes when it becomes due and there are no assurances we will be able to raise the funds if necessary. In the event we are unable to satisfy the notes the lenders may foreclose on our assets. The conversion of any of the debentures will result in the issuance of a significant number of shares of our common stock which will cause dilution to our existing shareholders and could have a negative effect on our stock price.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable to Smaller Reporting Company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. The Company’s management, under the supervision and with the participation of Robert Carmichael, the Company’s Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2018. Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of September 30, 2018, based on the criteria established in 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles because of the Company’s limited resources and limited number of employees. To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

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

Item 1a. Risk Factors

Not Applicable to Smaller Reporting Company.

Item 2. Unregistered sales of equity securities and use of proceeds

In addition to previously reported sales, during the period covered by this report, the Company sold the equity securities below without registration under the Securities Act of 1933, as amended, (the “Securities Act”) on reliance of the exemption from registration provided under Section 4(a)(2) of the Securities Act. The securities contain a legend restricting transfer absent registration or applicable exemption.

In July 2018, the Company issued an aggregate of 722,160 shares of common stock to sixteen employees under a one-time employee stock incentive grant. The shares were fair valued at $0.022 per share based on market value at the time of the grant, with a total value recognized of $16,000.

In September 2018, the Company issued 199,002 shares of common stock to a consultant with a value of $0.025 per share totaling $4,967 which was charged to consulting fee expense.

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

* Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (iv) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2018	Brownie’s Marine Group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Chief Financial Officer/
Principal Accounting Officer

