Form 10-K
period 2018-12-31
Brownie's Marine Group, Inc
filed 2019-06-07
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(MARK ONE)

[X]	Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.

Commission File No. 333-99393

BROWNIE’S MARINE GROUP, INC.

(Name of Small Business Issuer in Its Charter)

Florida	90-0226181
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3001 NW 25th Avenue, Suite 1, Pompano Beach, Florida	33069
(Address of Principal Executive Offices)	(Zip Code)

(954) 462-5570

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
N/A	NA

Securities registered pursuant to Section 12(g) of the Act:

N/A

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

Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated file	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)

Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 29, 2018 ($0.02), was $1,650,323.

There were 218,119,561 of common stock outstanding as of June 6, 2019.

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

Overview

Brownie’s Marine Group, Inc., (hereinafter referred to as the “Company,” “we,” “us,” “our,” or “BWMG”) designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and nitrox generation systems, scuba and water safety products through its wholly owned subsidiary Trebor Industries, Inc. and manufactures and sells high pressure air and industrial gas compressor packages through its wholly owned subsidiary Brownie’s High Pressure Compressor Services, Inc. (“BHP”). The Company sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility in Pompano Beach, Florida. The Company does business as (dba) Brownie’s Third Lung, the dba name of Trebor Industries, Inc. and Brownie’s High Pressure Compressor Services, Inc. The Company’s common stock is quoted on the OTC Markets (Pink) under the symbol “BWMG”.

On August 7, 2017, Brownie’s Marine Group, Inc. entered into an Exclusive Distribution Agreement with Lenhardt & Wagner GmbH (“L&W”), a German-based company engaged in the development, manufacturing and sales of high pressure air and industrial gas compressor packages. Under the terms of the Exclusive Distribution Agreement, we were appointed the exclusive distributor of L&W’s complete product line in North America and South America, including the Caribbean (the “Territory”). Pursuant to an intercompany assignment, BHP is party to the agreement. Through BHP we conduct business under the brand name “L&W Americas/LWA” and are establishing sales, distribution and service centers for high pressure air and industrial gas systems in the dive, fire, compressed natural gas (“CNG”), military, scientific, recreational and aerospace industries. Our goal will be to build a network of jobbers, dealers, installers and high-pressure compressor distributors throughout the Territory by leveraging our know-how, brand awareness, complimentary products and creating sustainable distribution and core product OEM integration relationships.

In December 2017, the Company formed a wholly-owned subsidiary BLU3, Inc. The Company was formed to develop and market its NEMO, NOMAD and NEPTUNE dive systems, an innovation electric shallow dive system that is completely portable to the user. As of December 31, 2018 the company had no sales and limited operations.

In November 2018, the Company announced its crowdfunding “Kick Starter program for the NEMO and NOMAD systems was successfully concluded, preselling approximately 350 units. The Company expects to commence its first production run of the NEMO system in the second quarter 2019.

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

Brownie’s Public Safety designs, manufactures, distributes, and sells the RES (Rapid Entry System)/ HELO™ system, a complete mini SCUBA system designed for quick water rescues. The HELO™ system can be donned in less than 60 seconds and stored in a briefcase-size padded bag. Brownie’s Public Safety includes the GI-PFD™ (Garment Integrated Personal Flotation Device™) System for body armor flotation. This system can reliably support the distressed or unconscious wearer in a true life-saving position. This patented device addresses a need as law-enforcement, coast guard and military personnel are beginning to wear heavy (life-threatening in the water) body armor during waterborne patrol, inspection, and surveillance missions. The system helps the personnel float in heavy armor, hopefully saving their lives. The Company introduced the RES device at the FDIC trade show/conference in Indianapolis held in April of 2018. As of December 31, 2018, no sales of the RES system have been made.

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

In 2010, our design team became aware of potential traditional tourniquet deficiencies and potentially avoidable fatalities in the most demanding situations. Field medic professionals approached our team for a potential solution. After working on the problem, we created an alternative tourniquet resulting in US patents 9,782,182 and 9,351,737.

We believe our ATT will address the issue of how to treat an incompressible hemorrhage that cannot be tended to by use of a traditional tourniquet in the leg, groin or pelvic area. Our tourniquet is designed for quick and efficient application, restricting blood loss and possibly preventing death from wounds that were previously untreatable.

Brownie’s High Pressure Compressor Services (LW Americas): Through BHP we began operations to conduct business and build the brand name “LW Americas”, establishing sales, distribution and service centers for high pressure air and industrial gas systems in the dive, fire, CNG, military, scientific, recreational and aerospace industries. Since 1980, L&W has been supplying high-pressure compressors and the associated modules for the processing, storage and filling of air, inert gases, natural gas, biogas and hydrogen.

BLU3: BLU3 designs next generation electric surface supplied air diving systems. The BLU3 line currently consists of three development stage models targeting specific performance levels and price points – NEMO, NOMAD and NEPTUNE. Currently, NEMO and NOMAD are functional design prototypes. Nemo is entering the initial production phase with first delivery of products anticipated in mid to late June, 2019

In November 2018, the Company announced its crowdfunding “Kick Starter program for the NEMO invention was successfully concluded, preselling approximately 350 units. The Company expects to commence its first production run of the NEMO system in the second quarter 2019 and we believe we have the funding to successfully bring our NEMO product to market.

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

Trade names

The Company either owns or has licensed from an entity, which the Chief Executive Officer has an ownership interest, the use of the following registered and unregistered trade names, trademarks and service marks for the terms of their indefinite lives: Brownie’s Third Lung™, browniedive.com, Brownie’s, Brownie’s Third Lung oval symbol, browniedive, NitroxMaker™, HELO, RES, fast float rescue harness, tankfill.com, browniestankfill, browniestankfill.com, browniespublicsafety.com, browniespublicsafety, Peleton Hose System, Twin-Trim, Kayak Diving Hose Kit, Bell Bottom Flag Bag, Brownie’s Dogsnare, SHERPA, BC keel, Garment integrated personal flotation device (GI-PFD). In 2017, the Company formed two wholly-owned subsidiaries; Brownie’s High Pressure and has commenced operations under the name L&W Americas/LWA and BLU3. Use of these trade names, trademarks, and service marks is exclusive to the Company and the Company’s related parties.

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

Tradeshows

In 2018 and 2017, the Company was represented either through their own presence or by a dealer at the following annual trade shows: The Miami Yacht and Brokerage Show, The Fort Lauderdale International Boat Show, the Palm Beach Boat Show, and the Seattle Boat Show.

Websites

The Company’s main website is www.browniesmarinegroup.com. Additionally, many of our products are marketed on some of our customers’ websites. In addition to these websites, numerous other websites have quick links to the Company’s website. Our products are available both domestically and internationally. Internet sales and inquiries are also supported by the Company. Information, which appears on our website, is not part of this report.

Distribution

Our products are distributed to our customers primarily by common carrier.

Product Research and Development (R&D)

We continuously work to provide our customers with both new and improved products. We offer research and development services to not only the related entities we license our patents and trademarks from, but also to other customers as well. R&D services for customers and the related entities are invoiced in the normal course of business. In addition, we are working on internal research and development projects as well as collaborating with others toward the goal of developing some of our own patentable products. Research and development costs for the years ended December 31, 2018 and 2017, were $113,920 and $16,380, respectively.

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

Customers

We are predominantly a wholesale distributor to retail dive stores, marine stores, and shipyards. This includes approximately 160 active independent Brownie dealers. We retail our products to include, but not limited to, boat owners, recreational divers and commercial divers. The Company sells to three entities owned by the brother of Robert Carmichael, the Company’s Chief Executive officer, and three Companies owned by the Chief Executive Officer. Combined sales to these six entities for the years ended December 31, 2018 and 2017, represented 28% and 37%, respectively, of total net revenues.

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

Personnel

We currently have nineteen (19) full time employees at our facility in Pompano Beach, Florida. Eight (8) are classified as exempt sales and administrative or management, and eleven (11) are classified as nonexempt factory or administrative support. We utilize consultants when needed in the absence of available in-house expertise. Our employees are not covered by a collective bargaining agreement.

Seasonality

The main product categories of our business, Brownie’s Third Lung and Brownie’s Tankfill, are seasonal in nature. The peak season for Brownie’s Third Lung’s products is the second and third quarters of the year. The peak season for Brownie’s Tankfill’s products is the fourth and first quarters of the year. Since the seasons complement one another, we are able to shift cross-trained factory and warehouse personnel between the two product categories as needed. Thus, the Company is able to minimize the down time normally associated with seasonal business.

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies. However, our principal risk factors are described under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 1B.	Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2.	Properties.

Our Pompano Beach facilities are comprised of two adjoining properties totaling approximately 16,566 square feet of leased space the bulk of which is factory and warehouse space. Terms of the initial lease covering approximately 8,541 square feet included a thirty-seven month term commencing on September 1, 2014; payment of $5,367 security deposit; base rent of approximately $4,000 per month over the term of the lease plus sales tax; and payment of 10.76% of annual operating expenses (i.e. common areas maintenance), subject to periodic adjustment. On December 1, 2016, we entered into an amendment to the initial lease agreement, commencing on October 1, 2017, extending the term for an additional eighty-four months, expiring September 30, 2024. The base rent was increased to $4,626 per month with a 3% annual escalation throughout the amended term.

On November 11, 2018, the Company entered a new lease agreement for an additional 8,025 square feet adjoining its existing facility in Pompano Beach, Florida. Terms of the new lease include a sixty-nine month term; a $6,527 security deposit; initial base rent of approximately $4,848 per month escalating at 3% per year during the term of the lease plus Florida state sales tax and payment of 10.11% of the buildings annual operating expenses (i.e. common area maintenance) subject to adjustment as provided in the lease.

We believe that the facilities are suitable for their intended purpose, are being efficiently utilized and provide adequate capacity to meet demand for the foreseeable future.

Item 3.	Legal Proceedings.

From time to time the Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business, including matters relating to product liability claims. Such product liability claims sometimes involving wrongful death or injury have historically been covered by product liability insurance, which provided coverage for each claim up to $1,000,000. During the third quarter of 2014, the Company did not renew its product liability insurance since the renewal policy amount was cost prohibitive. As of August 15, 2017, the Company has obtained Product Liability Insurance, although prior claims are not covered under the new policy. The policy was renewed and is prepaid through its term and will remain in effect until its renewal date of August 14, 2019.

As previously disclosed, the Company, Trebor and other third parties, are each named as co-defendants under actions initially filed in March 2015 in the Circuit Court of Broward County under Case No. CACE15-03238 and CACE-16-0000242 by the Estate of Ernesto Rodriguez, claiming wrongful death and products liability resulting in the decedent’s drowning death while using a Brownie’s Third Lung product. This claim falls outside the Company’s period of insurance coverage. Plaintiff has claimed damages exceeding $1,000,000. A default judgment was entered against Trebor in 2015 due to its failure to timely respond to the complaint. On November 2, 2016, the court granted plaintiff’s motion for sanctions against our company for frivolous litigation relating to our attempt to have the matter dismissed and granted the plaintiff’s motion to strike our motion for summary judgment due to our initial default. The Company believes the claim to be a Workers Compensation claim relating exclusively against other non-affiliated defendants and without merit, and will aggressively defend this action and to appeal the default judgment. In the event Trebor is unable to overturn the default judgment and the defendants are determined to be at fault, we would seek to allocate damages among all of the other parties, including the plaintiff. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated due to the undetermined validity of any claim or claims made by plaintiff and the mitigating factors among the parties. Therefore, the Company has not recorded reserves and contingent liabilities related to this matter. However, in the future, as the case progresses, the Company may be required to record a contingent liability or reserve for these matters.

Item 4.	Mine Safety Disclosure.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issurer Purchases of Equity Securities.

The Company’s common stock is quoted on the OTC Markets Pink under the symbol “BWMG”. On June 6, 2019, the closing sale price of our common stock was $0.0122 per share.

Holders of Common Stock

As of June 6, 2019, the Company had in excess of 370 shareholders of record.

Dividends

We have not paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any earnings, if any, to finance the growth of the business. We cannot assure you that we will ever pay cash dividends. Whether we pay any cash dividends in the future will depend on our financial condition, results of operations and other factors that the Board of Directors will consider.

Sales of Unregistered Securities

Excluding unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission during the period covered by this report, the Company sold additional securities without registration under the Securities Act of 1933, as amended, during the period covered by this report as provided below. The restricted shares were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act. The certificates representing the shares contain restrictive legends and the recipients of the shares were deemed to be accredited investors. The Company did not pay any commissions in connection with the issuance of the shares.

In December 2018, the Company issued 20,000,000 shares of common stock to our CEO as an incentive bonus. As the shares are subject to continued employment by the CEO through January 2, 2020, the Company has treated the shares as issued but not as yet outstanding. Expense for the issuance is being recognized over the full vesting period, and accordingly, the Company recognized stock compensation expense of $10,576 as of December 31, 2018.

In December 2018, the Company issued an aggregate of 2,260,963 shares of common stock to three members of our board of director as director fees with a fair value of $0.0195 per share totaling $44,089 and 4,000,412 common shares for services provided with an average fair value of $0.016 per share totaling $78,871.

In January 2019, the Company entered into an investment banking and corporate advisory agreement. The term of the agreement is for one year and provided for compensation of 2,700,000 shares of common stock. The shares were issued in February and March 2019.

In January 2019, the Company issued 1,000,000 shares of common stock to a consultant for general administrative advisory services.

In March 2019, the Company issued 3,333,333 shares of common stock to a director for consulting services.

In March, 2019 we issued an accredited investor, a unit of the securities of the Company, with the unit consisting of 50,000,000 shares of common stock, par value $0.0001 per share and 50,000,000 eighteen month common stock purchase warrants exercisable at $0.01 per share in consideration of $500,000. The Company intends to use the proceeds from the sale for product research and development and working capital purposes. The Company did not pay any fees or commissions in connection with the sale of the unit.

Item 6.	Selected Financial Data.

Information not required by smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company currently designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and nitrox generation systems, scuba and water safety products through its wholly owned subsidiary Trebor Industries, Inc. and manufactures and sells high pressure air and industrial gas compressor packages through its wholly owned subsidiary BHP. The Company sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility in Pompano Beach, Florida.

The Company formed BLU3, Inc. to develop and market an innovation electric shallow dive systems - their NEMO, NOMAD and NEPTUNE systems - that are completely portable to the user. As of December 31, 2018 the company had no revenues and limited operations. However, BLU3 expects to commence its first production run of the NEMO system in the second quarter 2019.

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

Going Concern –The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. We incurred net losses for the years ended December 31, 2018 and 2017 of $1,302,985 and $248,744, respectively. The Company had an accumulated deficit as of December 31, 2018 of $10,182,778.

Because the Company believes that existing operational cash flow may not be sufficient to fund presently anticipated operations, this raises substantial doubt about our ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. The Company has issued common stock and a number of convertible debentures as an interim measure to finance working capital needs and may continue to raise additional capital through sale of restricted common stock or other securities, and obtaining some short term loans.

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

Revenue Recognition – On January 1, 2018, we adopted the new accounting standard ASC 606, “Revenue from Contracts with Customers” and all the related amendments. This standards core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to receive. The new revenue standard was applied using the modified retrospective method. As a result of the adoption of this standard, there was no impact on the prior year financial statements.

We recognize the sale of products under single performance obligations upon  shipment of the units as that is when ownership is transferred and our performance is completed. Revenues from repair and  maintenance activities is recognized when the repairs are completed and the units have been shipped.

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

Warranty policy - Under the provisions of FASB ASC 460, Guarantor’s Guarantees, the Company accrues a liability for estimated warranty policy costs based on historical information and experience. The Company provides our customers with an industry standard one year warranty on systems sold and recognizes a warranty reserve based on gross sales multiplied by the historical warranty expense return rate. The warranty reserve at December 31, 2018 was charged to cost of net revenues and is included in accrued expenses and is deemed sufficient to absorb any material or labor costs that might be incurred on sales recorded during the period.

Income taxes – On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Jobs Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a United States corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017.

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

The Company follows the accounting guidance which provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized initially and in subsequent periods. Also included is guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

At December 31, 2018, and 2017, the carrying amount of cash, accounts receivable, accounts receivable – related parties, accounts payable and accrued liabilities, customer deposits and unearned revenue, royalties payable – related parties, other liabilities, other liabilities and convertible debentures approximate fair value because of the short maturity of these instruments.

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

New accounting pronouncements

In June 2018, the Financial Accounting Standards Board issued ASU 2018-7, “Compensation – Stock Compensation” (Topic 718) amending the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments specify that nonemployee share-based payments are measured at grant-date fair value with the grant date being defined when the parties reach a mutual understanding of the key terms and conditions of the share-based award. ASU 2018-07 is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We believe the adoption of ASU 2018—07 will not have a material impact on our consolidated results of operations, cash flows or financial condition.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes” (Topic 740) amending previous guidance on accounting and disclosures for income taxes addressing changes under the Tax Cuts and Jobs Act (the “Act”). This standard addresses the recognition of taxes payable or refundable in the current year and the recognition of deferred tax liabilities and deferred tax assets following passage of the Act. ASU 2018-5 has an enactment date of December 22, 2017. We do not believe this ASU had a material impact on our consolidated results of operation, cash flows or financial condition.

In April 2016, the FASB issued ASU 2016–10 Revenue from Contract with Customers (Topic 606): identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The adoption of ASU 2016-10 is effective for reporting periods beginning after December 15, 2017. This ASU did not have a material impact on our consolidated results of operation, cash flows, or financial condition.

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard became effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We have reviewed the provisions of this standard and determined it will not have a material impact on our consolidated statement of operations however, the recognition of right of use assets and real estate operating lease liabilities will have a material impact on our consolidated balance sheet presentation. Adoption of this standard will result in additional right of use assets and additional liabilities of approximately $695,500 based on the present fair value of the remaining minimum rental payments under our current real property lease obligations.

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

The Company believes there was no other new accounting guidance adopted, but not yet effective that either has not already been disclosed in prior reporting periods or is relevant to the readers of its consolidated financial statements.

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

Results of Operations for the Year Ended December 31, 2018 as Compared to the Year Ended December 31, 2017

Net revenues. For the year ended December 31, 2018, we had net revenues of $2,542,207, a 25% increase over the year ended December 31, 2017. The bulk of this increase was attributable to sales in our BHP subsidiary formed in August 2017, with sales of $320,798 in 2018 and sales of $33,581 in 2017. While there can be no assurance, the Company expects revenues to increase in the future under the Exclusive Distribution Agreement. Related party revenues declined by approximately 5% between periods as a result of a decrease in demand in recreational dive products primarily attributable to exceptionally heavy rain, storm conditions and resulting hurricane damage in Florida and the Bahamas during April and May of 2018.

As of December 31, 2018, there were no revenues recognized in BLU3, as we expect to deliver our first pre-orders in the second quarter of 2019. Our BLU3 products are currently in the development stage. However, the Company has been incurring engineering and development costs. In connection with this project, in April 2018, the Company entered into a patent license agreement contracting for certain intellectual property rights which we believe will enhance the capabilities of our portable shallow dive system currently under development.

In November 2018, the Company announced its crowdfunding “Kick Starter” program for the NEMO system which was successfully concluded, preselling approximately 350 units, which has resulted in proceeds, net of related costs, of approximately $112,000. This amount, coupled with additional funds raised subsequent to December 31, 2018, is considered sufficient to commence commercial production of the NEMO product line in the second quarter 2019.

Cost of net revenues. Cost of net revenues increased sharply during the year ended December 31, 2018 to $2,226,584, a 56% increase over 2017. This increase was due in large part to the 25% increase in revenues during 2018. The cost of revenues as a percentage of revenues totaled 88% during 2018 compared to 70% for the year ended December 31, 2017. This increase in cost of sales as a percentage of total net sales was due in part to a change in product mix, including sales to related parties, to products with a lower margin due in part to weather conditions in Florida and the Bahamas in the second quarter of 2018 affecting sales. Due to the nature of a large portion of our business being dependent on recreational boating and diving, sales are seasonal and often dependent on weather conditions. However, while there can be no assurance, given the formation BHP in the third quarter 2017, the Company believes that as our operations under the L&W agreement target industrial applications, we will be less susceptible to weather or other seasonal fluctuations. In addition, for the year ended December 31, 2018, the Company recognized an additional reserve for obsolete or slow moving inventory of approximately $100,000 over the 2017 balance.

Operating expenses. Operating expenses, consisting of selling, general and administrative expenses and research and development costs increased sharply between the periods. Selling, general and administrative expenses and research and development costs totaled $1,326,865 for the year ended December 31, 2018, an increase of $506,629 or 62% over the prior year. The large bulk of this increase in general and administrative was due to an increase in the number of employees between the periods with an associated increase in salaries and benefits and an increase in consulting fees and employee benefits paid in stock totaling $214,687 compared to $100,000 in 2017. Employees were added in large part due to the formation of BHP and BLU3 including two sales managers, two engineers, a director of marketing and additional sales personnel. This increase in operating expenses is expected to continue as the Company adds additional production personnel in support of our expanding product lines with LWA and BLU3 as described and associated administrative support.

While there can be no assurance, the Company believes that the near term costs of “ramping up” its high pressure business, through LWA, and continued development of its BLU3 portable shallow dive system product line will provide the Company with increased product diversity and increase revenues in the future.

Research and development costs were up sharply, increasing to $113,920 during the year ended December 31, 2018, as compared to $16,380 in 2017. This increase is primarily attributable to our efforts to expand our product lines including our portable shallow dive system currently under development as described above. We expect research and development costs to continue to increase as we continue development of products aimed at increasing what we believe to be new innovative product offerings.

Under the patent license agreement, the Company paid an initial license fee in April 2018 through the issuance of 759,422 shares of common stock with a fair value of $30,000 which is being amortized on a straight line basis over its five year term which resulted in $4,500 in expense being recognized in 2018. The patent license agreement further provides for royalties to be paid based on annual net revenues achieved.

Other expense, net. Other expense consisting primarily of interest expense, increased substantially in 2018, totaling $289,223, an increase of $255,547 over 2017 partially offset by a $7,200 gain being recognized on the cancellation of a debt agreement. Of this increase, $248,750 was attributable to additional interest related to a convertible debenture debt settlement with related accrued interest, for stock with a fair value of $775,000 in the fourth quarter of 2018. In addition, 2018 interest expense includes amortization of beneficial conversion features on two notes issued in December 2017 and related interest recognized on these notes.

Net loss. For the year ended December 31, 2018, we recognized a net loss of $1,302,985 as compared to a loss of $248,744 for comparable period in 2017. This increase in loss was primarily attributable to the increase in the cost of revenues as a percentage of net revenues from 70% to 88% as described above as well as a sharp increase in general and administrative expenses, including administrative salaries and benefits, research and development costs attributable to increased staffing and related costs associated with new product development efforts and a sharp increase in debenture interest paid in stock associated with the settlement of a convertible debt settlement as discussed above.

Liquidity and Capital Resources

The Company’s current ratio and working capital declined between December 31, 2018 and 2017. As of December 31, 2018, the Company had current assets of $966,101 and current liabilities of $948,601 or a current ratio of 1 to 1, representing a working capital balance of $17,500. At December 31, 2017, the Company had current assets of $1,285,546 and current liabilities of $1,021,550, or a current ratio also of 1.3 to 1.

The consolidated financial statements included herein have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of issuance of these consolidated financial statements. We incurred losses for the years ended December 31, 2018 and 2017 of $1,302,985 and $248,744, respectively. The Company had an accumulated deficit as of December 31, 2018 of $10,182,778.

Because the Company believes that existing operational cash flow may not be sufficient to fund presently anticipated operations, this raises substantial doubt about our ability to continue as a going concern. Therefore, the Company will continue to raise additional funds as needed and is currently exploring alternative sources of financing. The Company has issued common shares and a number of convertible debentures as an interim measure to finance working capital needs and may continue to raise additional capital through sale of restricted common stock or other securities or obtaining short term loans.

If the Company fails to raise additional funds when needed, or does not have sufficient cash flows from sales, it may be required to scale back or cease operations, liquidate assets and possibly seek bankruptcy protection. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

On March 7, 2019 we issued an accredited investor, a unit of the securities of the Company, with the unit consisting of 50,000,000 shares of common stock, par value $0.0001 per share and 50,000,000 eighteen month common stock purchase warrants exercisable at $0.01 per share in consideration of $500,000. The Company intends to use the proceeds from the sale for BLU3 product research and development and working capital purposes. The Company did not pay any fees or commissions in connection with the sale of the unit.

Net cash used in operating activities totaled $89,314 for the year ended December 31, 2018. The cash used in operations was primarily the result of a net loss from operations of $1,302,985, being offset by certain non-cash expenses including; a non-cash provision for slow moving inventory of $99,957, shares issued for services with a fair value of $214,687, additional interest expense recognized on debentures settled in common stock of $248,417, a decrease in prepaid expenses and other assets of $203,567, an increase in customer deposits and unearned revenue of $148,658 and an increase in accounts payable and accrued liabilities of $288,856. The increase in customer deposits and unearned revenue was due primarily to deposits related to our newly formed LWA and BLU3 subsidiaries and the introduction of these new product lines. As of December 31, 2018, no sales have yet been recorded by our BLU3 subsidiary.

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

The Company recorded a loss for the year ended December 31, 2018 of $1,302,985 and had an accumulated deficit of $10,182,778 at December 31, 2018. The Company is behind on payments due for certain vendor payables. The Company is working out all matters of delinquency on a case by case basis. However, there can be no assurance that cooperation the Company has received thus far will continue. Our continued existence is dependent upon generating working capital and obtaining adequate new debt or equity financing. Because of our historical losses, we may not have working capital to permit us to remain in business through the end of the year, without improvements in our cash flow from operations or new financing.

The optional conversion features of a services of convertible debentures issued by the Company would require the Company to issue a substantial number of shares of common stock, which will cause dilution to the Company’s stockholders and a potentially negative effect on our stock price.

During 2011 and 2012, the Company issued convertible debentures to several lenders and other third parties, which $10,000 remains outstanding and is past due. In December 2017 the Company issued an additional two secured convertible debentures for $50,000 each which are collateralized by all of our assets and guarantees by our operating subsidiaries and chief executive officer. At December 31, 2018, the outstanding principal and interest balance of these debentures was $120,161. The debentures convert under various conversion formulas, which may be a significant discount to market price of our common stock. The conversion of any of the debentures will result in the issuance of a significant number of shares of our common stock, which will cause dilution to our existing shareholders. Furthermore, the conversion at a significant discount to the market price of our common stock may have a negative effect on our stock price. These debentures were in default at December 31, 2018 and were subsequently extended for one additional year.

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

While we are voluntarily file reports with the SEC under Section 15(d) of the Exchange Act, we do not have a class of securities registered under Section 12(g) of the Exchange Act. To the extent that our duty to file Exchange Act reports has automatically suspended under Section 15(d) of the Exchange Act, as a voluntary filer, we may elect to cease reporting under the Exchange Act at such time which would limit the information available to investors and shareholders about the company.

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under Exchange Act. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer who also serves as our principal financial and accounting officer, concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of (i) our failure to file our Current Reports on Form 8-K disclosing the issuance of equity grants to our Chief Financial Officer and a director in December 2018, and (ii) continuing material weaknesses in our internal control over financial reporting described below. A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

Our management, including our Chief Executive Officer who also serves as our principal financial and accounting officer, have evaluated the effectiveness of the design and operations of our disclosure controls and procedures (defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of the end of the periods covered by this report. Based upon the evaluation, our Chief Executive Officer who also serves as our principal financial and accounting officer have concluded that the disclosure controls and procedures as of December 31, 2018 were not effective due to the material weaknesses identified below.

To address these material weaknesses, management performed additional procedures to ensure the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. The framework used by management in making that assessment was the criteria set forth in the documents entitled “2013 Internal Controls – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2018 and the material weaknesses in internal controls over financial reporting (“ICFR”) existed as more fully described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCOAB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses, which have caused management to conclude that as of December 31, 2018 our ICFR were not effective at the reasonable assurance level:

●	There are an insufficient number of accounting department and administrative support;

●	There are insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to GAAP and SEC disclosure requirements;

●	Insufficient segregation of duties, oversight of work performed and lack of controls in our finance and accounting functions due to limited personnel;

●	The Company’s systems that impact financial information and disclosures have ineffective information technology controls;

●	Inadequate controls surrounding revenue recognition, to ensure that all material transactions and developments impacting the financial statements are reflected and properly recorded; and

●	Management evaluation of 1) the disclosure controls and procedures and 2) internal control over financial reporting was not sufficiently comprehensive due to limited personnel

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, management believes that the consolidated financial statements included in this Form 10-K present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Internal Control Remediation Efforts. Management expects to remediate the material weaknesses identified above as follows:

●	Management has leveraged and will continue to leverage experienced consultants to assist with ongoing GAAP, U.S. Securities, and Exchange Commission compliance requirements. We intend to expand our finance department through the hiring of a certified public accountant to strengthen the segregation of duties, internal controls and enhance our current staff.

●	Segregation of duties will be analyzed and adjusted Company-wide as part of the internal controls implementation and documentation of those controls and procedures that is expected to commence in 2019.

●	The Company plans on evaluating various accounting systems to enhance our system controls.

We will continue to monitor and evaluate the effectiveness of our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. We do not, however, expect that the material weaknesses in our disclosure controls will be remediated until such time as we have added to our accounting and administrative staff allowing improved internal control over financial reporting.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The following is a list of our executive officers and directors.

Name	Age	Position

Robert M. Carmichael	56	President, Chief Executive Officer, Principal Financial Officer and Director
Charles Hyatt	51	Director
Mikkel Pitzner	50	Director

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

Charles Hyatt. Since April 1, 2018 Mr. Hyatt has served on the Company’s board of directors. Mr. Hyatt is an entrepreneur involved in the automotive industry and present owner of several franchise car dealerships in Myrtle Beach, South Carolina, including Myrtle Beach Hyundai (1999 – current) and Hyatt Buick & GMC (2001 – current). In the past his ownerships also included Myrtle Beach Suzuki (2004 – 2012), Sun Coast Mazda and Mitsubishi (2001 – 2009), Stone Mountain Chevrolet. From 1994 to 1997, Mr. Hyatt has served as Wholesale Purchase Director with Lamar Ferrel Chevrolet, and from 1991 to 1994 as General Manager of Bob Harris Ford. From 1988 – 1990 Mr. Hyatt was the Demonstration Director of Auto Dialysis, and from 1986 to 1998 the General Manager/Operational Partner of Ken Hyatt Dodge, Chrysler and Plymouth. Since 2013, Mr. Hyatt has owned and operates the Gilligan Island Funland Golf amusement park. Mr. Hyatt sits on the American Cross Heroes committee and is the winner of the Jefferson Award (2017) for his community involvement.

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

Board leadership structure and board’s role in risk oversight

The board of directors is comprised of one member of our management, one non-management director and one independent director. Given the size of our company, our Board believes the current leadership structure is appropriate for our company. As our company grows, we expect to expand our board of directors through the appointment of independent directors. Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including credit risk, interest rate risk, liquidity risk, operational risk, strategic risk and reputation risk. Management is responsible for the day-to-day management of the risks we face and have responsibility for the oversight of risk management in their dual roles as directors.

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

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our board of directors established a process for identifying and evaluating director nominees, nor do we have a policy regarding director diversity. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our board of directors and we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees. In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

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

Compensation of Directors

The following table provides information concerning the compensation paid to our directors for their services as members of our board of directors for 2018. For awards of stock, the aggregate grant date fair value is computed in accordance with FASB ASC Topic 718. The information in the following table excludes any reimbursement of out-of-pocket travel and lodging expenses which we may have paid:

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)		Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Robert Carmichael	-	19,499	(1)	-	-	-	-	19,499
Dana Allen	-	60,978	(2)	-	-	-	-	60,978
Mikkel Pitzner(3)	-	13,812	(3)	-	-	-	-	13,812

(1)	Mr. Carmichael received 999,934 shares for his services on our board of directors with a grant date fair value of $19,499.

(2)	In January 2018, the Company issued 2,000,000 shares of common stock to Mr. Dana Allan for his services for serving on our board of directors. The grant date fair value of the shares issued was $50,200. Mr. Allan also received 552,742 shares for his services on our board of directors with a grant date fair value of $10,778. Mr. Allen resigned as a director effective March 31, 2019.

(3)	Mr. Pitzner received 708,287 shares for his services on our board of directors with a grant date fair value of $13,812.

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

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the years ended December 31, 2018 and 2017 to the Company’s named executive officer. On December 11, 2018, the Company awarded 20,000,000 common shares to Mr. Carmichael, the Company’s President and CEO subject to his continued employment through January 2, 2020. The shares were valued at a fair value of $.01 per share with the related expense totaling $200,000 being recognized over the vesting period. The Company recognized compensation expense of $10,576 as of December 31, 2018. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, was paid to this executive officer during these fiscal years. Executive compensation excludes shares of common stock received for serving on the Company’s board of directors and certain transactions, which are disclosed under “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Summary Compensation Table

Name and Principal Position(s)	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation		Total

Robert M. Carmichael, President, Principal	2018	$120,000	$—	$10,576	$—	$—	$20,764	*	$151,340
Executive Officer	2017	$77,538	$—	$—	$—	$—	$20,483	*	$98,021

* Health insurance

Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised option (#) un- exercisable	Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($) per share	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity Incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Robert M. Carmichael, Principal Executive Officer	234	—	—	1,350	March 2, 2019	—	—	—	—

Employment Agreements

None.

Securities Authorized for Issuance under Equity Compensation Plans

On August 22, 2007, the Company adopted an Equity Incentive Plan (the “Plan”). Under the Plan, Stock Options may be granted to Employees, Directors, and Consultants in the form of Incentive Stock Options or Nonstatutory Stock Options. Stock Purchase Rights, time vested and/performance invested Restricted Stock, and Stock Appreciation Rights and Unrestricted Shares may also be granted under the Plan. The initial maximum number of shares that may be issued under the Plan shall be 297 shares and no more than 71 Shares of Common Stock may be granted to any one Participant with respect to Options, Stock Purchase Rights and Stock Appreciation Rights during any one calendar year period. Common Stock to be issued under the Plan may be either authorized and unissued or shares held in treasury by the Company. The term of the Plan shall be ten years. The Board of Directors may amend, alter, suspend, or terminate the Plan at any time. The table below includes information as of December 31, 2018. The Plan expired in August 2017.

Equity Compensation Plan Information as of December 31, 2018

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted – average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans Approved by Security Holders	297	$1,350	—
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	297	$1,350	—

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock by: (1) all persons who are beneficial owners of five percent (5%) or more of any class of our voting securities; (2) each of our directors; (3) each of our Named Executive Officers; and (4) all current directors and executive officers as a group.

Applicable percentage ownership in the following table is based on 218,119,561 shares of common stock outstanding as of June 6, 2019. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of June 6, 2019, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise disclosed these persons’ address is c/o Brownie’s Marine Group, Inc., 3001 NW 25th Avenue, Suite 1, Pompano Beach, FL 33069.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Executive Officers and Directors
Common	Robert Carmichael	18,527,216	(1)	8.5%
Common	Charles Hyatt	100,000,000	(2)	37.3%
Common	Mikkel Pitzner	7,925,520		3.6%
Common	All directors and executive officers as a group (3 persons)	126,452,736	(1,2)	47.2%

5% Shareholders
Common	Joe Perez(3)	50,000,000		22.9%

Series A Convertible Preferred Stock
	Robert Carmichael	425,000		100%
Series A Convertible Preferred Stock	All directors and executive officers as a group (1 person)	425,000		100%

(1)	Includes the following: aggregate of 31,481 shares issuable upon conversion of 425,000 shares of Series A Preferred Stock. Excludes 20,000,000 shares, which vest on January 2, 2020.
(2)	Includes 50,000,000 shares of common stock underlying warrants exercisable at $0.01 per share.
(3)	Address is 135 Weston Road, Suite 328, Weston, FL 33326.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The Company sells products to Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers with similar sales volumes. Combined net revenues from these entities for years ended December 31, 2018 and 2017, totaled $696,362 and $738,506, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2018, was $49,443, $7,731, and $8,646, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2017, was $27,381, $10,763, and $13,227, respectively.

The Company sells products to Brownie’s Global Logistics, LLC. (“BGL”) and 940 Associates, Inc. fully owned by the Company’s Chief Executive Officer and the Chief Executive Officer directly. Terms of sale are more favorable than those extended to BWMG’s regular customers, but no more favorable than those extended to Brownie’s strategic partners. Terms of sale to BGL approximate cost or include a nominal margin. These terms are consistent with those extended to Brownie’s strategic partners. Strategic partner terms on a per order basis include promotion of BWMG’s technologies and “Brownie’s” brand, offered only on product or services not offered for resale, and must provide for reciprocal terms or arrangements to BWMG on strategic partners’ product or services. BGL is fulfilling the strategic partner terms by providing exposure for BWMG’s technologies and “Brownie’s” brand in the yachting and exploration community world-wide through its operations. Combined net revenues from these three entities for years ended December 31, 2018, and 2017, were $10,416 and $3,512, respectively. Accounts receivable from BGL, 940 Associates, Inc. and the Chief Executive Officer totaled $12,603 and $4,043 at December 31, 2018 and 2017, respectively.

The Company has Exclusive License Agreements with 940 Associates, Inc. (hereinafter referred to as “940A”), an entity owned by the Company’s Chief Executive Officer, to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. For this license agreement the Company pays 940A 2.5% of gross revenues on Brownie’s Third Lung per quarter. Total royalty expense for the above agreements for the years ended December 31, 2018 and 2017, as disclosed on the face of the Company’s Consolidated Statements of Operations totaled $52,221 and $54,745, respectively. In November 2016, the Company entered into a conversion agreement under which the Company issued 10,000,000 shares of restricted common stock in satisfaction of $88,850 past due and payable to 940A under that certain Exclusive License Agreement by and between the parties as of March 1, 2017. As of the date of the conversion agreement, the Company was more than 31 months in arrears on its royalty payments totaling approximately $151,000. In addition, 940A agreed to forebear on any default under the License Agreement due to the Company’s remaining past due amount for a period of three months from the effective date of the conversion agreement. The shares issued were valued at $0.008885 per share, the closing price of the stock on the effective date of the conversion agreement.

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

Please see Note 7 to the Company’s audited consolidated financial statements appearing elsewhere in this report for a description of transactions with related parties during 2018 and 2017.

Director independence

The Company has one independent director, Mr. Charles Hyatt is considered “independent” as defined under Rule 5605 of the Nasdaq Marketplace Rules.

Item 14.	Principal Accounting Fees and Services.

The following table shows the fees that were billed for the audit and other services provided by Liggett & Webb, PA for the year ended December 31, 2018 and RBSM, LLP for the year ended December 31, 2017.

	2018	2017
Audit Fees – Liggett & Webb, PA	$28,000	$-
Audit Fees – RBSM, LLP	$16,500	47,500
Audit-Related Fees – Liggett & Webb, PA	-	-
Audit Fees – RBSM, LLP	-	-
Tax Fees – Liggett & Webb, PA	-	-
Tax Fees – RBSM, LLP	-	3,000
All Other Fees – Liggett & Webb, PA	-	-
All Other Fees – RBSM, PA	-	-
Total	$44,500	$50,500

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

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the board, or, in the period between meetings, by a designated member of the board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2018 and 2017 were pre-approved by the entire board of directors.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

		Incorporated by Reference			Filed
No.	Exhibit Description	Form	Date Filed	Exhibit Number	or Furnished Herewith
2.2	Merger Agreement, dated June 18, 2002 by and among United Companies Corporation, Merger Co., Inc. and Avid Sportswear & Golf Corp.	S-4	6/24/02	2.02

2.3	Articles of Merger of Avid Sportswear & Golf Corp. with and into Merger Co., Inc.	S-4	6/24/02	2.03

2.4	Plan of Conversion	8-K	10/28/15	2.1

3.1	Articles of Conversion (Nevada)	8-K	10/28/15	3.1

3.2	Certificate of Conversion (Florida)	8-K	10/28/15	3.2

3.3	Articles of Incorporation (Florida)	8-K	10/28/15	3.3

3.5	Articles of Amendment	8-K	12/16/15	3.5

3.6	Bylaws	8-K	10/28/15	3.4

4.1	Form of Unit Warrant	10-K	4/17/18	4.1

4.2	Form of 2017 Secured Convertible Promissory Note	10-K	4/17/18	4.2

4.3	10% Unsecured Convertible Debenture dated May 3, 2011	8-K	11/20/18	4.3

4.4	Warrant dated March 7, 2019	8-K	3/12/19	4.4

10.1	Share Exchange Agreement, dated March 23, 2004 by and among the Company, Trebor Industries, Inc. and Robert Carmichael	8-K	4/9/04	16.1

10.2	Non-Exclusive License Agreement –BC Keel Trademark	10-QSB	8/15/05	10.18

10.3	Exclusive License Agreement - Brownie’s Third Lung, Brownie’s Public Safety, Tankfill, and Related Trademarks and Copyrights	10-QSB	8/15/05	10.20

10.4	Exclusive License Agreement – Brownie’s Third Lung and Related Trademarks and Copyright	10-KSB	4/4/07	10.26

10.5	Promissory Note effective April 22, 2015 payable to Robert M. Carmichael	10-Q	5/11/15	10.1

10.6	Conversion Agreement effective November 21, 2016	8-K	11/21/16	10.1

10.7	Conversion Agreement effective March 1, 2017	8-K	3/3/17	10.1

10.8	Mikkel Pitzner Independent Director Agreement dated August 1, 2017	8-K	8/8/17	10.1

10.9	Advisory Agreement dated August 7, 2017	8-K	8/8/17	10.2

10.10	Dana Allen Independent Director Agreement dated November 22, 2017	8-K/A	12/6/17	10.1

10.11	Lease Agreement Commencing September 1, 2014, as amended	10-K	4/17/18	10.11

10.12	Joe Perez Note Conversion Agreement dated November 15, 2018	8-K	11/20/18	10.12

10.13	Subscription Agreement dated March 7, 2019	8-K	3/12/19	10.13

10.14	Non Management Director Agreement dated April 1, 2019	8-K	4/4/19	10.1

10.15	Exclusive Distribution Agreement with Lenhardt & Wagner GmbH dated August 7, 2017				Provided herewith

10.16	Lease Agreement dated November 11, 2018				Provided herewith

21.1	Subsidiaries of the Registrant	10-K	4/17/18	21.1

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)				Filed Herewith

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)				Filed Herewith

32.1	Certification Pursuant to Section 1350				Filed Herewith

32.2	Certification Pursuant to Section 1350				Filed Herewith

101	XBRL Interactive Data File				Filed Herewith

Item 16.	Form 10-K Summary

None.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 7, 2019	Brownie’s marine group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer, Chief
Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 7, 2019	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Director

By:
Charles Hyatt
Director

By:	/s/ Mikkel Pitzner
Mikkel Pitzner
Director

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

TABLE OF CONTENTS FOR CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:

Brownie’s Marine Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Brownie’s Marine Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2018 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and the results of its operations and its cash flows for the year ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced net losses for consecutive periods and has a large accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

LIGGETT & WEBB, P.A.

Certified Public Accountants

We have served as the Company’s auditor since 2018.

Boynton Beach, Florida

June 7, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Brownie’s Marine Group, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Brownie’s Marine Group, Inc. and Subsidiaries (the Company) as of December 31, 2017 and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the consolidated results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ RBSM LLP

We have served as the Company’s auditor since 2015.

Henderson, NV

April 17, 2018

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS

Current assets
Cash	$78,784	$150,898
Accounts receivable, net of $9,200 and $16,848 allowance for doubtful accounts, respectively	27,204	4,494
Accounts receivable – related parties	78,423	55,681
Inventory, net	723,170	822,886
Prepaid expenses and other current assets	58,520	251,587
Total current assets	966,101	1,285,546

Property and equipment, net	3,718	27,498

Deferred tax asset, net	—	2,520
Other assets	26,147	6,649

Total assets	$995,966	$1,322,213

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$325,309	$392,738
Accounts payable – related parties	125,243	—
Customer deposits and unearned revenue	245,907	97,249
Other liabilities	142,142	141,760
Convertible debentures, net	110,000	389,803
Total current liabilities	948,601	1,021,550

Total liabilities	948,601	1,021,550

Commitments and contingencies (See Note 13)

Stockholders’ equity
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding	425	425
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; 181,086,228 shares issued and 161,086,228 shares outstanding at December 31, 2018 and 98,192,717 shares issued and outstanding at December 31, 2017, respectively	16,109	9,819
Common stock payable; $0.0001 par value; 138,941 and 138,941 shares, respectively	14	14
Additional paid-in capital	10,213,595	9,170,198
Accumulated deficit	(10,182,778)	(8,879,793)
Total stockholders’ equity	47,365	300,663

Total liabilities and stockholders’ equity	$995,966	$1,322,213

See Accompanying Notes to Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2018	2017

Net revenues
Net revenues	$1,835,429	$1,286,571
Net revenues - related parties	706,778	742,018
Total net revenues	2,542,207	2,028,589

Cost of net revenues
Cost of net revenues	1,809,066	878,875
Cost of net revenues – related parties	365,297	489,801
Royalties expense - related parties	52,221	54,745
Total cost of net revenues	2,226,584	1,423,421

Gross profit	315,623	605,168

Operating expenses
Selling, general and administrative	1,212,945	803,856
Research and development costs	113,920	16,380
Total operating expenses	1,326,865	820,236

Loss from operations	(1,011,242)	(215,068)

Other (income) expense, net
Other (income) expense, net	—	(3,569)
Gain on cancellation of debt	(7,200)	—
Interest expense	296,423	37,245
Total other expense, net	289,223	33,676

Net loss before provision for income taxes	(1,300,465)	(248,744)

Provision for income tax expense	2,520	—

Net loss	$(1,302,985)	$(248,744)

Basic loss per common share	$(0.01)	$(0.00)
Diluted loss per common share	$(0.01)	$(0.00)

Basic weighted average common shares outstanding	105,922,735	78,599,195
Diluted weighted average common shares outstanding	105,922,735	78,599,195

See Accompanying Notes to Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock	Common Stock Payable			Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2016	425,000	$425	68,906,212	$6,890	138,941	$14	$8,792,782	$(8,631,049)	$169,062

Payment of related party debt in stock	—	—	4,587,190	459	—	—	62,844	—	63,303

Shares issued for services	—	—	8,000,000	800	—	—	99,200	—	100,000

Unit offering	—	—	16,699,315	1,670	—	—	190,372	—	192,042

Beneficial Conversion Features	—	—	—	—	—	—	25,000	—	25,000

Net loss	—	—	—	—	—	—	—	(248,744)	(248,744)

Balance, December 31, 2017	425,000	425	98,192,717	9,819	138,941	14	9,170,198	(8,879,793)	300,663

Shares issued for services	—	—	9,525,394	953	—	—	203,158	—	204,111

Unit offering	—	—	2,608,695	261	—	—	29,739	—	30,000

Shares issued for licensing fee	—	—	759,422	76	—	—	29,924	—	30,000

Conversion of convertible note and related interest	—	—	50,000,000	5,000	—	—	770,000	—	775,000

Incentive bonus shares to CEO	—	—	—	—	—	—	10,576	—	10,576

Net loss	—	—	—	—	—	—	—	(1,302,985)	(1,302,985)

Balance, December 31, 2018	425,000	$425	161,086,228	$16,109	138,941	$14	$10,213,595	$(10,182,778)	$47,365

See Accompanying Notes to Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017

Cash flows provided by operating activities:
Net loss	$(1,302,985)	$(248,744)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	36,580	29,410
Gain on cancellation of debt	(7,200)	—
Provision for slow-moving inventory	99,957	—
Shares issued for services	214,687	100,000
Amortization of debt discount	22,940	2,060
Collection of accounts receivable written-off	7,415	—
Change in deferred tax asset, net	2,520	—
Additional shares issued as part of conversion of debt	248,417	—

Changes in operating assets and liabilities:
Change in accounts receivable, net	(30,125)	(3,468)
Change in accounts receivable - related parties	(22,742)	12,558
Change in inventory	(241)	(150,366)
Change in prepaid expenses and other current assets	203,567	(167,251)
Change in accounts payable and accrued liabilities	288,856	69,160
Change in customer deposits and unearned revenue	148,658	65,672
Change in other liabilities	382	(34,854)
Change in royalties payable – related parties	—	(937)
Net cash used in operating activities	(89,314)	(326,760)

Cash flows from investing activities:
Purchase of fixed assets	(12,800)	—
Net cash used in investing activities	(12,800)	—

Cash flows from financing activities:
Proceeds from unit offering	30,000	192,042
Principal payments on note payable	—	(6,133)
Proceeds from convertible notes payable	—	100,000
Net cash provided by financing activities	30,000	285,909

Net change in cash	(72,114)	(40,851)

Cash, beginning of period	150,898	191,749

Cash, end of period	$78,784	$150,898

See Accompanying Notes to Consolidated Financial Statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017

Supplemental disclosures of cash flow information:

Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Supplemental disclosures of non-cash investing activities and financing activities:

Convertible debentures converted to equity	$526,583	$—

Common shares issued for services	$—	$50,000

Common shares issued in payment of related party payable	$—	$63,303

Common stock issued for licensing fee	$30,000	$—

Initial debt discount on convertible notes	$—	$25,000

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

In December 2017, the Company formed a new wholly-owned subsidiary BLU3, Inc. The Company was formed to develop and market an innovation electric shallow dive system that is completely portable to the user. As of December 31, 2018 the company has had limited operations.

Basis of Presentation – The consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).

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

Going Concern – The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. We incurred net losses for the years ended December 31, 2018 and 2017 of $1,302,985 and $248,744, respectively. The Company had an accumulated deficit as of December 31, 2018 of $10,182,778.

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

Accounts receivable – Accounts receivable consist of amounts due from the sale of all of our products to wholesale and retail customers. The allowance for doubtful accounts are estimated based on historical customer experience and industry knowledge. The allowances for doubtful accounts totaled $9,200 and $16,848 at December 31, 2018 and 2017, respectively.

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

Revenue Recognition

On January 1, 2018, we adopted the new accounting standard ASC 606, “Revenue from Contracts with Customers” and all the related amendments. This standards core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to receive. The new revenue standard was applied using the modified retrospective method. As a result of the adoption of this standard, there was no impact on the prior year financial statements.

We recognize the sale of products under single performance obligations upon shipment of the units as that is when ownership is transferred and our performance is completed. Revenues from repair and maintenance activities is recognized when the repairs are completed and the units have been shipped.

Product development costs – Product development expenditures are charged to expenses as incurred.

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which they occur. Advertising and trade show expense incurred for the years ended December 31, 2018 and 2017, totaled $89,415 and $42,959, respectively.

Research and development costs – The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the years ended December 31, 2018 and 2017 the Company incurred research and development costs of $113,920 and $16,380, respectively.

Customer deposits and unearned revenue and returns policy – The Company typically takes a minimum 50% deposit against custom and large tankfill systems prior to ordering and/or building the systems. The remaining balance due is payable upon delivery, shipment, or installation of the system. There is no provision for cancellation of custom orders once the deposit is accepted, nor return of the custom ordered product. Additionally, returns of all other merchandise are subject to a 15% restocking fee as stated on each sales invoice. Customer deposits and unearned revenue totaled $245,907 and $97,249 at December 31, 2018 and 2017, respectively.

Warranty policy – Under the provisions of FASB ASC 460, Guarantor’s Guarantees, the Company accrues a liability for estimated warranty policy costs based on historical information and experience. The Company provides our customers with an industry standard one year warranty on systems sold and recognizes a warranty reserve based on gross sales multiplied by the historical warranty expense return rate The warranty reserve at December 31, 2018 was charged to cost of net revenues and is included in accrued expenses and is deemed sufficient to absorb any material or labor costs that might be incurred on sales recorded during the period. The Company recognized a reserve for warranty work in 2018 of $8,834.

Income taxes – On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Jobs Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a United States corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017.

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

For the years ended December 31, 2018 and 2017, the Company converted accrued liabilities of principal and interest to related parties to stock totaling $0 and $63,303, respectively. During the years ended December 31, 2018 and 2017, the Company recognized share based compensation with a fair value of $214,687 and $100,000, respectively.

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

At December 31, 2018, and 2017, the carrying amount of cash, accounts receivable, accounts receivable – related parties, accounts payable and accrued liabilities, customer deposits and unearned revenue, other liabilities, and convertible debentures, approximate fair value because of the short maturity of these instruments.

Earnings per common share – Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. At December 31, 2018 and December 31, 2017, 17,706,135 and 61,512,122, respectively, potentially dilutive shares were not recognized as their inclusion would be anti-dilutive. These shares reflect shares potentially issuable under convertible note agreements, outstanding warrants, outstanding stock options and the conversion of preferred stock.

New accounting pronouncements

In June 2018, the Financial Accounting Standards Board issued ASU 2018-7, “Compensation – Stock Compensation” (Topic 718) amending the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments specify that nonemployee share-based payments are measured at grant-date fair value with the grant date being defined when the parties reach a mutual understanding of the key terms and conditions of the share-based award. ASU 2018-07 is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. We do not believe the adoption of ASU 2018—07 will have an impact on our operations, cash flows or financial condition.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes” (Topic 740) amending previous guidance on accounting and disclosures for income taxes addressing changes under the Tax Cuts and Jobs Act (the “Act”). This standard addresses the recognition of taxes payable or refundable in the current year and the recognition of deferred tax liabilities and deferred tax assets following passage of the Act. ASU 2018-5 has an enactment date of December 22, 2017. We do not believe this ASU had a material impact on our results of operation, cash flows or financial condition.

In April 2016, the FASB issued ASU 2016–10 Revenue from Contract with Customers (Topic 606) identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The adoption of ASU 2016-10 was effective for reporting periods beginning after December 15, 2017. The adoption of ASC 2016-10 did not have a material effect on our consolidated financial statements.

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

This standard will not have a material impact on our consolidated statement of operations however, the recognition of right of use assets and real estate operating lease liabilities will have a material impact on our consolidated balance sheet presentation. Adoption of this standard will result in additional right of use assets and additional liabilities of approximately $695,500 based on the present fair value of the remaining minimum rental payments under our current real property lease obligations.

The Company believes there was no other new accounting guidance adopted, but not yet effective that either has not already been disclosed in prior reporting periods or is relevant to the readers of our consolidated financial statements.

2. INVENTORY

Inventory consists of the following as of:

	December 31,
	2018	2017

Raw materials	$225,954	$614,541
Finished goods	497,216	208,345
	$723,170	$822,886

For the year ended December 31, 2018, the Company recognized an additional reserve for obsolete or slow moving inventory of approximately $100,000.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2018	2017

Prepaid inventory	$39,260	$27,715
Prepaid insurance	4,615	7,453
Prepaid other current assets	14,645	216,419
	$58,520	$251,587

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following as of:

	December 31,
	2018	2017

Tooling and equipment	$138,632	$125,832
Computer equipment and software	27,469	27,469
Vehicles	44,160	44,160
Leasehold improvements	43,779	43,779
	254,040	241,240
Less: accumulated depreciation and amortization	(250,322)	(213,742)
	$3,718	$27,498

Depreciation and amortization expense totaled $36,580 and $29,410 for the years ended December 31, 2018 and 2017, respectively.

5. OTHER ASSETS

Other assets at December 31, 2018 of $26,147 consisted of refundable deposits $6,649 and an unamortized license fee of $19,498. Other assets at December 31, 2017 of $6,649 consisted of refundable deposits.

6. CUSTOMER CREDIT CONCENTRATIONS

The Company sells to three (3) entities owned by the brother of Robert Carmichael, the Company’s Chief Executive officer, and three (3) Company’s owned by the Chief Executive Officer as further discussed in Note 7 - RELATED PARTIES TRANSACTIONS. Combined sales to these six (6) entities for the years ended December 31, 2018 and 2017, represented 27.80% and 36.58%, respectively, of total net revenues.

In excess of 90% of our total net revenues are made up of product sales to customers within the state of Florida.

7. RELATED PARTIES TRANSACTIONS

Net revenues and accounts receivable – related parties – The Company sells products to Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers with similar sales volumes. Combined net revenues from these entities for years ended December 31, 2018 and 2017, totaled $696,362 and $738,506, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2018, was $49,443, $7,731, and $8,646, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2017, was $27,381, $10,763, and $13,227, respectively.

The Company sells products to Brownie’s Global Logistics, LLC. (“BGL”) and 940 Associates, Inc. fully owned by the Company’s Chief Executive Officer and the Chief Executive Officer directly. Terms of sale are more favorable than those extended to BWMG’s regular customers, but no more favorable than those extended to Brownie’s strategic partners. Terms of sale to BGL approximate cost or include a nominal margin. These terms are consistent with those extended to Brownie’s strategic partners. Strategic partner terms on a per order basis include promotion of BWMG’s technologies and “Brownie’s” brand, offered only on products or services not offered for resale, and must provide for reciprocal terms or arrangements to BWMG on strategic partners’ product or services. BGL is fulfilling the strategic partner terms by providing exposure for BWMG’s technologies and “Brownie’s” brand in the yachting and exploration community world-wide through its operations. Combined net revenues from these three entities for years ended December 31, 2018, and 2017, were $10,416 and $3,512, respectively. Accounts receivable from BGL, 940 Associates, Inc. and the Chief Executive Officer totaled $12,603 and $4,043 at December 31, 2018, and December 31, 2017, respectively.

Accounts payable – related parties – The Company had accounts payable to related parties of $125,243 and $0 at December 31, 2018 and 2017, respectively. The balance payable at December 31, 2018 was due to Brownie’s Global Logistics, LLC, a company affiliated with the Company’s Chief Executive Officer and directly to the CEO.

Royalties expense – related parties – The Company has Exclusive License Agreements with 940 Associates, Inc. (hereinafter referred to as “940A”), an entity owned by the Company’s Chief Executive Officer, to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. This license agreement agrees the Company to pay 940A 2.5% of gross revenues per quarter. Total royalty expense for the above agreements for the years ended December 31, 2018 and 2017, as disclosed on the face of the Company’s Consolidated Statements of Operations totaled $52,221 and $54,745, respectively. In November 2016, the Company entered into a conversion agreement under which the Company issued 10,000,000 shares of restricted common stock in satisfaction of $88,850 past due and payable to 940A. As of the date of the conversion agreement, the Company was more than 31 months in arrears on its royalty payments totaling approximately $151,000. In addition, 940A agreed to forebear on any default under the License Agreement on the Company’s remaining past due amount for a period of three months from the effective date of the conversion agreement. The shares issued were valued at $0.008885 per share, the closing price of the stock on the effective date of the conversion agreement. No default notice had been received prior to the conversion agreements.

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

In December 2018, Mr. Robert Carmichael, a director and Chief Executive Officer of the Company was issued 999,934 common shares in payment of accrued director fees through December 31, 2018. The shares were valued at $0.0195 per share, totaling $19,499, the fair value on the date of grant.

On August 1, 2017, Mr. Mikkel Pitzner was appointed by the Company’s board of directors to serve on the Company’s board of directors, filling a vacancy on the board. Mr. Pitzner shall serve on the board of directors and shall hold office until the next election of directors by stockholders and until his successor is elected and qualified or until his earlier resignation or removal. The Company has agreed to pay Mr. Pitzner an annual fee of $6,000 and has issued Mr. Pitzner 2,000,000 shares of restricted common stock valued at $25,000 and an additional 1,666,667 with a fair value of $20,883 under a two month consulting agreement expiring in January 2019. In December 2018, Mr. Pitzner was issued 708,287 common shares in payment of accrued director fees through December 31, 2018. The shares were valued at $0.0195 per share, totaling $13,812, the fair value on the date of grant.

Commencing in February, 2019, the Company began paying Mr. Pitzner $9,300 per month, inclusive of a $1,300 auto allowance, for consulting services. These payments are not covered by a written agreement.

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

In January 2018, the Company issued 2,000,000 shares of common stock to Mr. Dana Allan for his services for serving on our board of directors. The grant date fair value of the shares issued was $50,200. Mr. Allan also received 552,742 shares for his services on our board of directors with a grant date fair value of $10,778. Mr. Allen resigned as a director effective March 31, 2019.

In December 2018, the Company issued 20,000,000 shares of common stock to our CEO as an incentive bonus. As the shares are subject to continued employment by the CEO through January 2, 2020, the Company has treated the shares as issued but not as yet outstanding. Expense for the issuance is being recognized over the full vesting period, and accordingly, the Company recognized stock compensation expense of $10,576 as of December 31, 2018.

Stock options outstanding from patent purchase – Effective March 3, 2009, the Company entered into a Patent Purchase Agreement with Robert M. Carmichael, the Chief Executive Officer of the Company. The Company purchased several patents it had previously been paying royalties on and several related unissued patents. In exchange for the Intellectual Property, the Company issued Mr. Carmichael 234 stock options at a $1,350 exercise price expiring ten years from the effective date of grant. The options expired on March 2, 2019 without being exercised.

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consists of the following as of:

	December 31, 2018	December 31, 2017

Accounts payable trade and other	$249,833	$143,347
Accrued payroll & fringe benefits	48,065	29,023
Accrued Warranty Expense	8,834	—
Accrued payroll taxes & withholding	8,415	8,689
Accrued interest	10,162	211,679
	$325,309	$392,738

Balances due certain vendors are in arrears to varying degrees. The Company is handling all delinquent accounts on a case-by-case basis.

9. OTHER LIABILITIES

Other liabilities consist of the following as of:

	December 31, 2018		December 31, 2017

Short-term loans	$126,572	(*)	$126,572	(*)
Asset purchase agreement payable	12,857		12,857
Accrued royalties expense	2,027		—
On-line training liability	686		2,331
	$142,142		$141,760

(*)Initial balance of $200,000 non-convertible note dated July 7, 2013. The note carries a 0% interest rate and is due on demand.

10. CONVERTIBLE DEBENTURES

Convertible debentures consist of the following at December 31, 2018:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Original Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Reg.
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	—	10,000	3,694	(2)
12/01/17	12/01/19	6%	50,000	(12,500)	50,000	—	50,000	3,250	(4)
12/05/17	12/04/19	6%	50,000	(12,500)	50,000	—	50,000	3,218	(5)
					$110,000	$—	$110,000	$10,162

Convertible debentures consist of the following at December 31, 2017:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Original Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Reg.
5/3/2011	5/5/2012	10%	300,000	(206,832)	300,000	—	300,000	200,000	(1)
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	—	10,000	3,191	(2)
2/10/2012	2/10/2014	10%	39,724	—	2,743	—	2,743	4,331	(3)
12/01/17	12/01/18	6%	50,000	(12,500)	50,000	(11,470)	38,530	250	(4)
12/05/17	12/04/18	6%	50,000	(12,500)	50,000	(11,470)	38,530	217	(5)
					$412,743	$(22,940)	$389,803	$207,989

(1)	On May 3, 2011, the Company borrowed $300,000 in exchange for a convertible debenture. The Debenture carried an interest rate of 10% interest per annum. The lender could at any time convert any portion of the debenture to common shares at a 30% discount of the “Market Price” of the stock based on the average of the previous ten (10) days weighted average closing prices on the date prior to the notice of conversion. The Company could prepay the debenture plus accrued interest at any time before maturity. In addition, as further inducement for loaning the Company the funds, the Company granted the lender 300,000 and 600,000 warrants at $337.50 and $472.50 per share, respectively. As a result, the Company allocated fair market value (“FMV”) to both the BCF and to the warrants, or $206,832, which was recorded as a discount against the debenture. The Company accreted the discount to interest expense. The Company recognized the FMV of the related warrants as $45,000 using the Black-Scholes valuation model.

On November 15, 2018, the Company entered into a Note Conversion Agreement pursuant to which the Noteholder converted $526,583 of principal and accrued interest due into 50,000,000 shares of the Company’s common stock in full satisfaction of this obligation. The Company recorded a loss on this conversion of this debt of $248,417 which was charged to interest expense.

(2)	The Company borrowed $10,000 in exchange for a convertible debenture. The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4) highest closing bid prices over the preceding five (5) trading days. The Company valued the beneficial conversion feature of the convertible debenture at $4,286, which was accreted to interest expense over the period of the note.

(3)	The Company entered into three new debenture agreements upon sale/assignment of the original lenders. Because the stated terms of the new debenture agreement and principal amounts were significantly different from the original debenture, including analysis of value of the beneficial conversion feature at the assignment/purchase date, the transactions were treated as extinguishment of the old debentures and recorded as new for accounting purposes.

The conversion price under the debentures was $0.37125 and the lender could convert at any time until the debenture plus accrued interest was paid in full. Various other fees and penalties applied if payments or conversions were not done timely by the Company. The lender was limited to maximum conversion of 4.99% of the outstanding Common Stock of the Company at any one time.

On June 15, 2018, the Company entered into a Note Satisfaction, Settlement and General Release Agreement with the lender. Under the terms of the agreement, the lender released and discharged the Company from any further obligation due the lender with no further consideration. The Company recognized income of $2,743 in principal and $4,457 in related accrued interest.

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

The conversion price under the Note range from $0.02 per share if converted in the first year to $0.125 if converted in year five. The lender may convert at any time until the debenture plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender will be limited to maximum conversion of 9.99% of the outstanding Common Stock of the Company at any one time. The Note was extended subsequent to year end for one additional year with a reduction in the conversion price to $0.01 per share.

(5)	The Company entered into a 6% Secured Convertible Promissory Note, due December 4, 2018, subject to extension. The Note is secured with such assets of the Company equal to the principal and accrued interest, and is guaranteed by the Company’s wholly-owned subsidiaries, Trebor Industries, Inc. and Brownie’s High Pressure Compressor Services, Inc. and the personal guarantee of Robert M. Carmichael, the Company’s Chief Executive Officer.

The conversion price under the Note range from $0.02 per share if converted in the first year to $0.125 if converted in year five. The lender may convert at any time until the debenture plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender will be limited to maximum conversion of 9.99% of the outstanding Common Stock of the Company at any one time. The Note was extended subsequent to year end for one additional year with a reduction in the conversion price to $0.01 per share.

12. INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a United States corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017.

The components of the provision for income tax expense are as follows for the years ended:

	December 31,
	2018	2017
Current taxes
Federal	$—	$—
State	—	—
Current taxes	—	—
Change in deferred taxes	2,520	—
Change in valuation allowance	—	—

Provision for income tax expense	$2,520	$—

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2018 and 2017:

	December 31,
	2018	2017
Deferred tax assets:
Equity based compensation	$154,400	$394,504
Allowance for doubtful accounts	2,300	17,000
Net operating loss carryforward	1,161,700	625,893
Allowance for slow moving inventory	25,300	2,331
Total deferred tax assets	1,343,700	1,039,728
Valuation allowance	(1,343,700	(1,037,208)

Deferred tax assets net of valuation allowance	—	2,520

Less deferred tax assets – non-current, net of valuation allowance	—	2,520

Deferred tax assets – current, net of valuation allowance	$—	$—

The effective tax rate used for calculation of the deferred taxes as of December 31, 2018 was 25.35%. The Company has established a valuation allowance against deferred tax assets of $1,343,700, due to the uncertainty regarding realization, comprised primarily of a 100% reserve against the net operating carryforward, 100% reserve against the allowance for doubtful accounts, and 100% reserve against the deferred tax assets attributable to the equity based compensation.

The effective tax rate used for calculation of the deferred taxes as of December 31, 2017 was 0%. The Company has established a valuation allowance against deferred tax assets of $1,037,208 or 99.8%, due to the uncertainty regarding realization, comprised primarily of a 100% reserve against the net operating carryforward, 100% reserve against the allowance for doubtful accounts and slow moving inventory, and 100% reserve against the deferred tax assets attributable to the equity based compensation.

The significant differences between the statutory tax rate and the effective tax rates for the Company for the years ended are as follows:

	December 31,
	2018	2017
Statutory tax rate	21.00%	21.00%
State tax, net of Federal benefits	4.35%	3.63%
Change in valuation allowance	(25.35)%	(24.63)%
Effective tax rate	—%	—%

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

In addition, as previously disclosed, the Company, Trebor and other third parties, are each named as a co-defendants under actions initially filed in March 2015 in the Circuit Court of Broward County under Case No. CACE-15-03238 and CACE -16-0000242 by the Estate of Ernesto Rodriguez, claiming wrongful death and products liability resulting in the decedent’s drowning death while using a Brownie’s Third Lung product. This claim falls outside the Company’s period of insurance coverage. Plaintiff has claims damages exceeding $1,000,000. A default judgment was entered against Trebor in 2015 due to its failure to timely respond to the complaint. On November 2, 2016, the court granted plaintiff’s motion for sanctions against our company for frivolous litigation relating to our attempt to have the matter dismissed and granted the plaintiff’s motion to strike our motion for summary judgment due to our initial default. The Company believes the claim to be a Workers Compensation claim relating exclusively against other non-affiliated defendants and without merit, and will aggressively defend this action and to appeal the default judgment. In the event Trebor is unable to overturn the default judgment and the defendants are determined to be at fault, we would seek to allocate damages among all of the other parties, including the plaintiff. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated due to the undetermined validity of any claim or claims made by plaintiff and the mitigating factors among the parties. Therefore, the Company has not recorded reserves and contingent liabilities related to this matter. However, in the future, as the case progresses, the Company may be required to record a contingent liability or reserve for these matters.

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

Base rent expense, attributable to the Company’s headquarters facility totaled approximately $106,000 and $72,000 for the years ended December 31, 2018 and 2017, respectively.

The following is an estimate of future minimum rental payments required under our lease agreement on August 14, 2014 and as amended December 1, 2016 and November 11, 2018 and the additional lease for adjoining space entered into November 11, 2018:

Operating lease
year 1	$116,227
year 2	119,713
year 3	123,303
year 4	127,005
year 5 and thereafter	230,628
$716,876

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

14. EQUITY AND EQUITY INCENTIVE PLAN

Common Stock

The Company had 161,086,228 and 98,192,717 common shares outstanding at December 31, 2018 and 2017, respectively.

On January 6, 2018, the Company issued 217,391 Units consisting of 869,565 shares of common stock and 217,391 common stock purchase warrants exercisable at $0.0115 per share for a fair value of $10,000. The warrants are exercisable at any time for a period of two years from date of issuance.

In January 2018, the Company issued 2,000,000 shares of common stock to Mr. Dana Allan for his services for serving on our board of directors. The grant date fair value of the shares issued was $50,200.

On February 2, 2018, the Company issued 434,783 Units consisting of 1,739,130 shares of common stock and 434,783 common stock purchase warrants exercisable at $0.0115 per share for a fair value of $20,000. The warrants are exercisable at any time for a period of two years from date of issuance.

On April 4, 2018, the Company issued 142,857 shares of common stock to an employee of the Company with a value of $0.014 per share totaling $2,000 which was charged to stock based compensation.

On April 6, 2018, the Company entered into a Patent License Agreement issuing 759,422 shares of common stock with a fair value of $0.0395 per share totaling $30,000.

In May 2018, the Company issued 200,000 shares of common stock to two consultants with a value of $0.0425 per share totaling $8,500 which was charged to consulting fees expense.

Between May 2018 and November 2018, the Company issued 449,550 common shares to a consultant with an average fair value of $0.02 per share totaling $8,949 which was charged to stock based compensation.

In July 2018, the Company issued an aggregate of 722,160 shares of stock to sixteen employees under a one-time employee stock incentive grant. The shares were fair valued at $0.0209 per share based on market value at the time of the grant, with a total value recognized of $16,000.

In September 2018, the Company issued 199,002 shares of common stock to a consultant with a value of $0.0224 per share totaling $4,451 which was charged to consulting fee expense.

On November 15, 2018, the Company entered into a Note Conversion Agreement pursuant to which the Noteholder converted $526,583 of principal and accrued interest due into 50,000,000 shares of the Company’s common stock in full satisfaction of this obligation. The Company recorded a loss on this conversion of this debt of $248,417 which was charged to interest expense.

In December 2018, the Company issued 2,083,197 common shares to a consultant with a fair value of $0.0195 per share totaling $40,622 which was charged to stock based compensation.

In December 2018, the Company issued 20,000,000 shares of common stock to our CEO as an incentive bonus. As the shares are subject to continued employment by the CEO through January 2, 2020, the Company has treated the shares as issued but not as yet outstanding. Expense for the issuance is being recognized over the full vesting period, and accordingly, the Company recognized stock compensation expense of $10,576 as of December 31, 2018.

In December 2018, the Company issued 2,260,963 common shares to three members of our board of director as director fees with a fair value of $0.0195 per share totaling $44,089 and 4,000,412 common shares for services provided with an average fair value of $0.016 per share totaling $78,871.

In March 2017, the Company issued 4,587,190 shares of restricted common stock in satisfaction of $63,303 past due and payable under an exclusive license agreement with 940 Associates, Inc., an entity owned by the Company’s Chief Executive Officer.

On August 1, 2017, Mikkel Pitzner was appointed by the Company’s board of directors to serve on the Company’s board of directors, filling a vacancy on the board. Mr. Pitzner shall serve on the board of directors and shall hold office until the next election of directors by stockholders and until his successor is elected and qualified or until his earlier resignation or removal. The Company has agreed to pay Mr. Pitzner an annual fee of $6,000 and has issued Mr. Pitzner 2,000,000 shares of restricted common stock valued at $25,000 and an additional 1,666,667 with a fair value of $20,883 under a two month consulting agreement expiring in January 2019. In December 2018, Mr. Pitzner was issued 708,287 common shares in payment of accrued director fees through December 31, 2018. The shares were valued at $0.0195 per share, totaling $13,812, the fair value on the date of grant.

Commencing in February, 2019, the Company began paying Mr. Pitzner $9,300 per month, inclusive of a $1,300 auto allowance, for consulting services. These payments are not covered by a written agreement.

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

During December 2017, the Company issued two convertible notes totaling $100,000. The combined fair value of the conversion feature of the notes was valued at $25,000 which was recorded as a beneficial conversion feature and was amortized over the one year maturity of the notes.

Preferred Stock

During the second quarter of 2010, the holder of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of preferred stock. The preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company from time to time in accordance with the provisions of the Florida Business Corporation Act. Before modification, the existing Articles of Incorporation did not authorize the issuance of shares of preferred stock. The Company authorized the preferred stock for the purpose of added flexibility in seeking capital and potential acquisition targets. The amendment authorizing the issuance of shares of preferred stock grants the Board authority, without further action by our stockholders, to designate and issue preferred stock in one or more series and to designate certain rights, preferences and restrictions of each series, any or all of which may be greater than the rights of the common stock. As of December 31, 2018 and December 31, 2017, the 425,000 shares of preferred stock are owned by the Company’s Chief Executive Officer. The preferred shares have 250 to 1 voting rights over the common stock, and are convertible into 31,481 shares of common stock. The preferred stock votes with the Company’s common stock, except as otherwise required under Florida law.

Equity Incentive Plan

On August 22, 2007, the Company adopted an Equity Incentive Plan (the “Plan”). Under the Plan, Stock Options may be granted to Employees, Directors, and Consultants in the form of Incentive Stock Options or Nonstatutory Stock Options. Stock Purchase Rights, time vested and/performance invested Restricted Stock, and Stock Appreciation Rights and Unrestricted Shares may also be granted under the Plan. The maximum number of shares that may be issued under the Plan shall be 297 shares, and no more than 75 Shares of Common Stock may be granted to any one Participant with respect to Options, Stock Purchase Rights and Stock Appreciation Rights during any one calendar year period. Common Stock to be issued under the Plan may be either authorized and unissued or shares held in treasury by the Company. The term of the Plan shall be ten years. The Plan expired on August 22, 2017. All 297 options issued under the Plan remain outstanding at December 31, 2018.

Equity Compensation Plan Information as of December 31, 2018

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted – average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans Approved by Security Holders	297	$1,350	—
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	297	$1,350	—

15. EQUITY BASED INCENTIVE/RETENTION BONUSES

On November 2, 2012, the Board of Directors consented to grant equity based bonuses to certain key employees and consultants as an incentive to retain their services. Stock incentive bonuses were to vest, and be paid out on May 2, 2013, contingent upon continued employment or service. The stock bonus price per share was calculated based on last closing price as reported on per the OTCBB prior to the grant date for a total of $75,100. Shares were set aside and reserved for this transaction. The Company accrued operating expense ratably from the time of the awards through May 2, 2013, when vested. Of the 61,852 vested shares, only 5,185 were issued. On April 29, 2016, the Board of Directors determined it was not in the best interest of either the Company or the recipients to pay bonuses based on the current and foreseeable share price and cancelled the bonuses payable. The results of this action, 56,669 shares to be issued are included in a reduction of shares payable as reflected on the equity and balance sheet at December 31, 2018.

16. SUBSEQUENT EVENTS

In January 2019, the Company entered into an investment banking and corporate advisory agreement. The term of the agreement is for one year and provided for compensation of 2,700,000 common shares with a fair value of $29,700 plus related expenses. The shares were issued in February and March 2019.

In January 2019, the Company issued 1,000,000 common shares with a fair value of $12,500 to a consultant for general administrative advisory services.

In March 2019, the Company issued 3,333,333 common shares with a fair value of $31,250 to a director for consulting services.

In March, 2019 we issued an accredited investor, a unit of the securities of the Company, with the unit consisting of 50,000,000 shares of common stock, par value $0.0001 per share and 50,000,000 eighteen month common stock purchase warrants exercisable at $0.01 per share in consideration of $500,000. The Company intends to use the proceeds from the sale for product research and development and working capital purposes. The Company did not pay any fees or commissions in connection with the sale of the unit.

In April, 2019, the Company reached a settlement agreement with a customer regarding returned merchandise agreeing to refund $65,000. The Company determined the returned merchandise had little or no value and the adjustment was charged to Cost of Revenues at December 31, 2018. In addition, the Company recognized $1,500 in related legal fees in this matter as of December 31, 2018.

