Form 10-Q
period 2019-03-31
Brownie's Marine Group, Inc
filed 2019-07-05
CIK 1166708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Not applicable

Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
n/a	n/a	n/a

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 238,119,561 shares of common stock outstanding at July 1, 2019.

PART I

Item 1. Financial Statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash	$435,715	$78,784
Accounts receivable – net	33,965	27,204
Accounts receivable - related parties	60,333	78,423
Inventory, net	798,493	723,170
Prepaid expenses and other current assets	108,212	58,520
Total current assets	1,436,718	966,101

Property, equipment and leasehold improvements, net	155	3,718
Right-to-use lease assets	612,447	-
Other assets	24,649	26,147

Total assets	$2,073,969	$995,966

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$309,868	$325,309
Accounts payable - related parties	142,212	125,243
Customer deposits and unearned revenue	307,145	245,907
Other liabilities	223,382	142,142
Operating lease liabilities	91,273	-
Convertible debentures, net	110,000	110,000
Total current liabilities	1,183,880	948,601

Long-term operating lease liabilities	521,174	-
Total Liabilities	1,705,054	948,601

Commitments and contingent liabilities (see note 12)

Stockholders’ equity
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding	425	425
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; 238,119,561 and 218,119,561 issued and outstanding at March 31, 2019 and 181,086,228 and 161,086,228 shares issued and outstanding at December 31, 2018, respectively	21,812	16,109
Common stock payable 138,941 shares and 138,941 shares, respectively as of March 31, 2019 and December 31, 2018	14	14
Additional paid-in capital	10,799,943	10,213,595
Accumulated other comprehensive loss	(6,456)	-
Accumulated deficit	(10,446,823)	(10,182,778)
Total stockholders’ equity	368,915	47,365

Total liabilities and stockholders’ equity	$2,073,969	$995,966

See accompanying notes to unaudited condensed consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	Three Months Ended March 31
	2019	2018
Net revenues
Net revenues	$382,789	$356,783
Net revenues - related parties	138,664	157,832
Total net revenues	521,453	514,615

Cost of net revenues
Cost of net revenues	354,663	378,156
Cost of net revenues - related parties	68,797	66,563
Royalties expense - related parties	10,223	9,927
Total cost of revenues	433,683	454,646

Gross profit	87,770	59,969

Operating expenses
Selling, general and administrative	320,195	255,109
Research and development costs	29,568	6,432
Total operating expenses	349,763	261,541

Loss from operations	(261,993)	(201,572)

Other expense, net
Interest expense	2,052	16,368
Total other expense	2,052	16,368

Loss before provision for income taxes	(264,045)	(217,940)

Provision for income taxes	—	—

Net loss	$(264,045)	$(217,940)

Loss on foreign current translation	(6,456)	-

Comprehensive loss	$(270,501)	$(271,940)

Basic loss per common share	$(0.00)	$(0.00)
Diluted loss per common share	$(0.00)	$(0.00)

Basic weighted average common shares outstanding	179,640,302	102,134,746

Diluted weighted average common shares outstanding	179,640,302	102,134,746

See accompanying notes to unaudited condensed consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(UNAUDITED)

	Preferred Stock		Common Stock		Common Stock Payable		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity

Balance, December 31, 2017	425,000	$425	98,192,717	$9,819	138,941	$14	$9,170,198	$-	$(8,879,793)	$300,663

Shares issued for services	-	-	2,000,000	200	-	-	24,800	-	-	25,000

Unit offering	-	-	2,608,695	261	-	-	29,739	-	-	30,000

Net loss	-	-	-	-	-	-	-	-	(217,940)	(217,940)

Balance, March 31, 2018	425,000	$425	102,801,412	$10,280	138,941	$14	$9,224,737	$-	$(9,097,733)	$137,723

Balance, December 31, 2018	425,000	$425	161,086,228	$16,109	138,941	$14	$10,213,595	-	$(10,182,778)	$47,365

Shares issued for services	-	-	7,033,333	703	-	-	91,348	-	-	92,051

Unit offering	-	-	50,000,000	5,000	-	-	495,000	-	-	500,000

Foreign currency translation	-	-	-	-	-	-	-	(6,456)	-	(6,456)

Net loss	-	-	-	-	-	-	-	-	(264,045)	(264,045)

Balance, March 31, 2019	425,000	$425	218,119,561	$21,812	138,941	$14	$10,799,943	$(6,456)	$(10,446,823)	$368,915

See accompanying notes to unaudited condensed consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Cash flows provided by operating activities:
Net loss	$(264,045)	$(217,940)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,563	4,553
Shares issued for services	92,051	25,000
Amortization of Operating right of use asset	23,166	0
Amortization of debt discount	-	6,250
Changes in operating assets and liabilities
Change in accounts receivable, net	(6,761)	(29,032)
Change in accounts receivable - related parties	18,090	(1,392)
Change in inventory	(75,323)	(258,901)
Change in prepaid expenses and other current assets	(48,192)	167,949
Change in accounts payable and accrued liabilities	(21,899)	210,993
Change in customer deposits and unearned revenue	16,969	(42,868)
Change in other liabilities	61,238	(1,514)
Change in accounts payable - related parties	81,240	9,927
Change in operating lease liabilities	(23,166)	-
Net cash used in operating activities	(143,069)	(126,975)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Proceeds from unit offering	500,000	30,000
Net cash provided by financing activities	500,000	30,000

Net change in cash	356,931	(96,975)

Cash, beginning of period	78,784	150,898
Cash, end of period	$435,715	$53,923

Supplemental disclosures of cash flow information:
Cash paid for interest	$427	$-

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities:
Operating lease Assets and Liabilities	$635,613	$-

See accompanying notes to unaudited condensed consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business –Brownie’s Marine Group, Inc., (hereinafter referred to as the “Company,” or “BWMG”) designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and nitrox generation systems, scuba and water safety products through its wholly owned subsidiary Trebor Industries, Inc. and manufactures and sells high pressure air and industrial gas compressor packages through its wholly owned subsidiary Brownie’s High Pressure Compressor Services, Inc. The Company sells its products both on a wholesale and retail basis, and does so from its headquarters and manufacturing facility in Pompano Beach, Florida. The Company does business as (dba) Brownie’s Third Lung, the dba name of Trebor Industries, Inc. and Brownie’s High Pressure Compressor Services, Inc. The Company’s common stock is quoted on the OTC Markets (Pink) under the symbol “BWMG”.

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

In December 2017, the Company formed a new wholly-owned subsidiary BLU3, Inc. The Company was formed to develop and market an innovation electric shallow dive system that is completely portable to the user. As of March 31, 2019 and December 31, 2018 the company has had limited operations.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2019 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2019.

For further information, refer to the Company’s consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018.

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

Going Concern – The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. We incurred net losses for the three months ended years ended March 31, 2019 and 2018 of $246,045 and $217,940, respectively. The Company had an accumulated deficit as of March 31, 2019 of $10,446,823.

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

Accounts receivable – Accounts receivable consist of amounts due from the sale of all of our products to wholesale and retail customers. The allowance for doubtful accounts are estimated based on historical customer experience and industry knowledge. The allowances for doubtful accounts totaled $9,200 and $9,200 at March 31, 2019 and December 31, 2018, respectively.

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

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which they occur. Advertising and trade show expense incurred for the three months ended March 31, 2019 and March 31, 2018, totaled $1,046 and $ 16,249, respectively.

Research and development costs – The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the three months ended March 31, 2019 and March 31, 2018 the Company incurred research and development costs of $29,568 and $6,432, respectively.

Customer deposits and unearned revenue and returns policy – The Company typically takes a minimum 50% deposit against custom and large tankfill systems prior to ordering and/or building the systems. The remaining balance due is payable upon delivery, shipment, or installation of the system. There is no provision for cancellation of custom orders once the deposit is accepted, nor return of the custom ordered product. Additionally, returns of all other merchandise are subject to a 15% restocking fee as stated on each sales invoice. Customer deposits and unearned revenue totaled $307,145 and $245,907 at March 31, 2019 and December 31, 2018, respectively.

Warranty policy – Under the provisions of FASB ASC 460, Guarantor’s Guarantees, the Company accrues a liability for estimated warranty policy costs based on historical information and experience. The Company provides our customers with an industry standard one year warranty on systems sold and recognizes a warranty reserve based on gross sales multiplied by the historical warranty expense return rate The warranty reserve at March 31, 2019 and December 31, 2018 was charged to cost of net revenues and is included in accrued expenses and is deemed sufficient to absorb any material or labor costs that might be incurred on sales recorded during the period. The Company recognized a reserve for warranty work in 2018 of $8,834. During the three months ended March 31, 2019 the Company increased the reserve by $1,709 to a total of $10,543.

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

During the three months ended March 31, 2019 and 2018, the Company recognized share based compensation with a fair value of $92,051 and $25,000, respectively.

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

At March 31, 2019 and December 31, 2018,, the carrying amount of cash, accounts receivable, accounts receivable – related parties, accounts payable and accrued liabilities, customer deposits and unearned revenue, other liabilities, and convertible debentures, approximate fair value because of the short maturity of these instruments.

Earnings per common share – Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. At March 31 2019 and March 31, 2018, 68,386,823 and 62,164,296, respectively, potentially dilutive shares were not recognized as their inclusion would be anti-dilutive. These shares reflect shares potentially issuable under convertible note agreements, outstanding warrants, outstanding stock options and the conversion of preferred stock.

New accounting pronouncements

In June 2018, the Financial Accounting Standards Board issued ASU 2018-7, “Compensation – Stock Compensation” (Topic 718) amending the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments specify that nonemployee share-based payments are measured at grant-date fair value with the grant date being defined when the parties reach a mutual understanding of the key terms and conditions of the share-based award. ASU 2018-07 is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The adoption of ASU 2018—07 did not have an impact on our operations, cash flows or financial condition.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes” (Topic 740) amending previous guidance on accounting and disclosures for income taxes addressing changes under the Tax Cuts and Jobs Act (the “Act”). This standard addresses the recognition of taxes payable or refundable in the current year and the recognition of deferred tax liabilities and deferred tax assets following passage of the Act. ASU 2018-5 had an enactment date of December 22, 2017. We do not believe this ASU had a material impact on our results of operation, cash flows or financial condition.

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

This standard will not have a material impact on our consolidated statement of operations however, the recognition of right of use assets and real estate operating lease liabilities will have a material impact on our consolidated balance sheet presentation. Adoption of this standard resulted in additional right of use assets and additional liabilities of approximately $635,613 based on the present fair value of the remaining minimum rental payments under our current real property lease obligations. See Note 12

The Company believes there was no other new accounting guidance adopted, but not yet effective that either has not already been disclosed in prior reporting periods or is relevant to the readers of our consolidated financial statements.

2.	INVENTORY

	March 31, 2019	December 31, 2018

Raw materials	$542,706	$353,619
Finished goods	399,744	513,148
Allowance for obsolete inventory	(143,597)	(143,597)
	$798,493	$723,170

For the year ended December 31, 2018, the Company recognized an additional reserve for obsolete or slow moving inventory of approximately $100,000.

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	March 31, 2019	December 31, 2018

Prepaid inventory	$91,074	$39,260
Prepaid insurance	11,138	4,615
Prepaid other current assets	6,000	14,645
	$108,212	$58,520

4.	PROPERTY AND EQUIPMENT, NET

Property, equipment and leasehold improvements consists of the following as of:

	March 31, 2019	December 31, 2018

Tooling and equipment	$138,632	$138,632
Computer equipment and software	27,469	27,469
Vehicles	44,160	44,160
Leasehold improvements	43,779	43,779
	254,040	254,040
Less: accumulated depreciation and amortization	(253,885)	(250,322)
	$155	$3,718

Depreciation and amortization expense totaled $3,563 and $4,553 for the three months ended March 31, 2019 and 2018, respectively.

5.	OTHER ASSETS

Other assets at March 31, 2019 of $24,649 consisted of refundable deposits $6,649 and an unamortized license fee of $18,000. Other assets at December 31, 2018 of $26,147 consisted of refundable deposits $6,649 and an unamortized license fee of $19,498.

6.	CUSTOMER CREDIT CONCENTRATIONS

The Company sells to three (3) entities owned by the brother of Robert Carmichael, the Company’s Chief Executive Officer, and three (3) companies owned by the Chief Executive Officer as further discussed in Note 7 - RELATED PARTIES TRANSACTIONS. Combined sales to these six (6) entities for the three month periods ended March 31, 2019 and 2018, represented 26.59% and 30.67% respectively, of total net revenues.

In excess of 90% of our total net revenues are made up of product sales to customers within the state of Florida.

7.	RELATED PARTIES TRANSACTIONS

Net revenues and accounts receivable – related parties – The Company sells products to Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, owned by the brother of the Company’s Chief Executive Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers with similar sales volumes. Combined net revenues from these entities for the three months ended March 31, 2019 and 2018, totaled $138,664 and $157,832, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers and Brownie’s Yacht Toys, l at March 31, 2019, was $24,403, $4,611and $16,553, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2018, was $49,443, $7,731, and $8,646, respectively.

The Company sells products to Brownie’s Global Logistics, LLC. (“BGL”) and 940 Associates, Inc. fully owned by the Company’s Chief Executive Officer directly. Terms of sale are more favorable than those extended to BWMG’s regular customers, but no more favorable than those extended to Brownie’s strategic partners. Terms of sale to BGL approximate cost or include a nominal margin. These terms are consistent with those extended to Brownie’s strategic partners. Strategic partner terms on a per order basis include promotion of BWMG’s technologies and “Brownie’s” brand, offered only on products or services not offered for resale, and must provide for reciprocal terms or arrangements to BWMG on strategic partners’ product or services. BGL is fulfilling the strategic partner terms by providing exposure for BWMG’s technologies and “Brownie’s” brand in the yachting and exploration community world-wide through its operations. Combined net revenues from these three entities for three months ended March 31, 2019 and 2018, were $810 and $0, respectively. Accounts receivable from BGL, 940 Associates, Inc. and the Chief Executive Officer totaled $14,766 and $12,603 at March 31, 2019 and December 31, 2018, respectively.

Accounts payable – related parties – The Company had accounts payable to related parties of $142,212 and $125,243 at March 31, 2019 and December 31, 2018, respectively. The balance payable at March 31, 2019 and December 31, 2018 was due to Brownie’s Global Logistics, LLC, and 940 associates two companies affiliated with the Company’s Chief Executive Officer and directly to the CEO.

Royalties expense – related parties – The Company has Exclusive License Agreements with 940 Associates, Inc. (hereinafter referred to as “940A”), an entity owned by the Company’s Chief Executive Officer, to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. This license agreement requires the Company to pay 940A 2.5% of gross revenues per quarter. Total royalty expense for the above agreements for the three months ended March 31, 2019 and 2018 as disclosed on the face of the Company’s Consolidated Statements of Operations totaled $10,223 and $9,927, respectively.

On August 1, 2017, Mr. Mikkel Pitzner was appointed by the Company’s board of directors to serve on the Company’s board of directors, filling a vacancy on the board. Mr. Pitzner shall serve on the board of directors and shall hold office until the next election of directors by stockholders and until his successor is elected and qualified or until his earlier resignation or removal. The Company has agreed to pay Mr. Pitzner an annual fee of $6,000 and has issued Mr. Pitzner 2,000,000 shares of restricted common stock valued at $25,000 and an additional 1,666,667 with a fair value of $20,883 under a two month consulting agreement expiring in January 2019. In December 2018, Mr. Pitzner was issued 708,287 common shares in payment of accrued director fees through December 31, 2018. The shares were valued at $0.0195 per share, totaling $13,812, the fair value on the date of grant. During the three months ended March 31, 2019 the Company recorded $31,250 of stock compensation pursuant to this agreement.

In January 2018, the Company issued 2,000,000 shares of common stock to Mr. Dana Allan for his services for serving on our board of directors. The grant date fair value of the shares issued was $50,200 and were expensed during the year ended December 31, 2018. Mr. Allan also received 552,742 shares for his services on our board of directors with a grant date fair value of $10,778 and were expensed during the year ended December 31, 2018. Mr. Allen resigned as a director effective March 31, 2019.

In December 2018, the Company issued 20,000,000 shares of common stock to our CEO as an incentive bonus. As the shares are subject to continued employment by the CEO through January 2, 2020, the Company has treated the shares as issued but not as yet outstanding. Expense for the issuance is being recognized over the full vesting period, and accordingly, the Company recognized stock compensation expense of $10,576 as of December 31, 2018. During the three months ended March 31, 2019 the Company recognized additional stock compensation expense of $45,876. The Total amount of expense recorded as of March 31, 2019 is $56,452.

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

8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consists of the following as of:

	March 31, 2019	December 31, 2018

Accounts payable trade and other	$240,084	$249,833
Accrued payroll & fringe benefits	43,709	48,065
Accrued Warranty Expense	10,543	8,834
Accrued payroll taxes & withholding	3,745	8,415
Accrued interest	11,787	10,162
	$309,868	$325,309

Balances due certain vendors are in arrears to varying degrees. The Company is handling all delinquent accounts on a case-by-case basis.

9.	OTHER LIABILITIES

Other liabilities consist of the following as of:

	March 31, 2019		December 31, 2018

Short-term loans	$126,572	(*)	$126,572	(*)
Asset purchase agreement payable	12,857		12,857
Other accrued liabilities	15,108
Accrued royalties expense	2,027		2,027
Accrued vendor settlement	66,500
On-line training liability	318		686
	$223,382		$142,142

(*) Initial balance of $200,000 non-convertible note dated July 7, 2013. The note carries a 0% interest rate and is due on demand.

10.	CONVERTIBLE DEBENTURES

Convertible debentures consist of the following at December 31, 2018:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Original Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Reg.
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	—	10,000	3,694	(1)
12/01/17	12/01/19	6%	50,000	(12,500)	50,000	—	50,000	3,250	(42)
12/05/17	12/04/19	6%	50,000	(12,500)	50,000	—	50,000	3,218	(53)
					$110,000	$—	$110,000	$10,162

Convertible debentures consist of the following at March 31, 2019:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Original Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Reg.
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	—	10,000	3,820	(1)
12/01/17	12/01/19	6%	50,000	(12,500)	50,000	—	50,000	4,000	(2)
12/05/17	12/04/19	6%	50,000	(12,500)	50,000	—	50,000	3,967	(3)
					$110,000	$—	$110,000	$11,787

(1) The Company borrowed $10,000 in exchange for a convertible debenture. The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4) highest closing bid prices over the preceding five (5) trading days. The Company valued the beneficial conversion feature of the convertible debenture at $4,286, which was accreted to interest expense over the period of the note. The discount has been fully amortized as of December 31, 2018.

(2) The Company entered into a 6% Secured Convertible Promissory Note, due December 1, 2018, subject to extension. The Note is secured with such assets of the Company equal to the principal and accrued interest, and is guaranteed by the Company’s wholly-owned subsidiaries, Trebor Industries, Inc. and Brownie’s High Pressor Compressor Services, Inc. and the personal guarantee of Robert M. Carmichael, the Company’s Chief Executive Officer. The conversion price under the Note range from $0.02 per share if converted in the first year to $0.125 if converted in year five. The lender may convert at any time until the debenture plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender will be limited to maximum conversion of 9.99% of the outstanding Common Stock of the Company at any one time. The Note was extended subsequent to year end for one additional year with a reduction in the conversion price to $0.01 per share. The Company recorded a debt discount initially of $12,500 which was fully amortized as of December 31, 2018.

(3) The Company entered into a 6% Secured Convertible Promissory Note, due December 4, 2018, subject to extension. The Note is secured with such assets of the Company equal to the principal and accrued interest, and is guaranteed by the Company’s wholly-owned subsidiaries, Trebor Industries, Inc. and Brownie’s High Pressure Compressor Services, Inc. and the personal guarantee of Robert M. Carmichael, the Company’s Chief Executive Officer. The conversion price under the Note range from $0.02 per share if converted in the first year to $0.125 if converted in year five. The lender may convert at any time until the debenture plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender will be limited to maximum conversion of 9.99% of the outstanding Common Stock of the Company at any one time. The Note was extended subsequent to year end for one additional year with a reduction in the conversion price to $0.01 per share. The Company recorded a debt discount initially of $12,500 which was fully amortized as of December 31, 2018.

12.	COMMITMENTS AND CONTINGENCIES

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

Base rent expense, attributable to the Company’s headquarters facility totaled approximately $30,938 and $19,878 for the three months ended March 31, 2019 and 2018, respectively.

Supplemental balance sheet information related to leases was as follows:

Operating Leases	Classification	March 31, 2019
Right-of-use assets	Operating right of use assets	$612,447

Current lease liabilities	Current operating lease liabilities	91,273
Non-current lease liabilities	Long-term operating lease liabilities	521,174
Total lease liabilities		$612,447

Lease term and discount rate were as follows:

March 31, 2019
Weighted average remaining lease term (years)	5.47

Weighted average discount rate	5.91%

The component of lease costs were as follows:

Three months ended March 31, 2019
Operating lease cost	$30,938

Variable lease cost	-

Total lease costs	$30,398

Supplemental disclosures of cash flow information related to leases were as follows:

March 31, 2019
Cash paid for operating lease liabilities	$30,938
Operating right of use assets obtained in exchange for operating lease liabilities	$635,613

Maturities of lease liabilities were as follows as of March 31, 2019:

	Trebor Industries Office Lease	LWA Office Lease	Copier	Total lease payments
Remainder of 2019	$43,316	$43,635	$6,291	$93,242
2020	59,339	59,927	8,388	127,654
2021	61,119	61,725	8,388	131,232
2022	62,953	63,576	8,388	134,917
2023 and thereafter	114,559	116,070	2,796	233,424
Total	341,286	344,933	34,251	720,470
Less: Imputed interest	(51,785)	(52,352)	(3,886)	(108,023)
Present value of lease liabilities	$289,501	$292,581	$30,365	$612,447

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

In May 2018 the Company entered into an agreement with an employee to pay him $28 an hour in cash and $10 per hour in common stock not to exceed 40 hours a week. The stock price is determined at the end of each month using the 10-day weighted average of the stock price. As of March 31, 2019 the Company has not issued all of the common stock to the employee and has recorded a liability of $6,206.

13.	EQUITY AND EQUITY INCENTIVE PLAN

Common Stock

The Company had 218,119,561 and 161,086,228 common shares outstanding at March 31, 2019 and December 31, 2018, respectively.

In December 2018, the Company issued 20,000,000 shares of common stock to our CEO as an incentive bonus. As the shares are subject to continued employment by the CEO through January 2, 2020, the Company has treated the shares as issued but not as yet outstanding. Expense for the issuance is being recognized over the full vesting period, and accordingly, the Company recognized stock compensation expense of $10,576 as of December 31, 2018. During the three months ended March 31, 2019 the Company recognized additional stock compensation expense of $45,876. The Total amount of expense recorded as of March 31, 2019 is $56,452.

On August 1, 2017, Mr. Mikkel Pitzner was appointed by the Company’s board of directors to serve on the Company’s board of directors, filling a vacancy on the board. Mr. Pitzner shall serve on the board of directors and shall hold office until the next election of directors by stockholders and until his successor is elected and qualified or until his earlier resignation or removal. The Company has agreed to pay Mr. Pitzner an annual fee of $6,000 and has issued Mr. Pitzner 3,333,333 shares of restricted common stock valued at $31,250 under a consulting agreement expiring in January 2019. In December 2018, Mr. Pitzner was issued 708,287 common shares in payment of accrued director fees through December 31, 2018. The shares were valued at $0.0195 per share, totaling $13,812, the fair value on the date of grant. During the three months ended March 31, 2019 the Company recorded $31,275 of stock compensation pursuant to this agreement.

In January 2019, the Company entered into an investment banking and corporate advisory agreement. The term of the agreement is for one year and provided for compensation of 2,700,000 common shares with a fair value of $29,700 plus related expenses. The shares were issued in February and March 2019. For the three months ended March 31, 2019 the Company expenses $7,400 in stock compensation.

In January 2019, the Company issued 1,000,000 common shares with a fair value of $12,500 to a consultant for general administrative advisory services, of which $7,500 was expensed during the three months ended March 31, 2019.

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

Preferred Stock

During the second quarter of 2010, the holder of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of preferred stock. The preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company from time to time in accordance with the provisions of the Florida Business Corporation Act. Before modification, the existing Articles of Incorporation did not authorize the issuance of shares of preferred stock. The Company authorized the preferred stock for the purpose of added flexibility in seeking capital and potential acquisition targets. The amendment authorizing the issuance of shares of preferred stock grants the Board authority, without further action by our stockholders, to designate and issue preferred stock in one or more series and to designate certain rights, preferences and restrictions of each series, any or all of which may be greater than the rights of the common stock. As of March 31, 2019 and December 31, 2018, the 425,000 shares of preferred stock are owned by the Company’s Chief Executive Officer. The preferred shares have 250 to 1 voting rights over the common stock, and are convertible into 31,481 shares of common stock. The preferred stock votes with the Company’s common stock, except as otherwise required under Florida law.

Equity Incentive Plan

On August 22, 2007, the Company adopted an Equity Incentive Plan (the “Plan”). The Plan expired on August 22, 2017. All 297 options issued under the Plan had expired as of March 31, 2019.

Equity Compensation Plan Information as of December 31, 2018.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted – average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans Approved by Security Holders	297	$1,350	—
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	297	$1,350	—

Equity Compensation Plan Information as of March 31, 2019.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted – average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans Approved by Security Holders	—	$—	—
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	$—	—

14.	SUBSEQUENT EVENTS

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

In December 2017, the Company formed a new wholly-owned subsidiary BLU3, Inc. The Company was formed to develop and market an innovation electric shallow dive system that is completely portable to the user. As of March 31, 2019 there were as yet no operations, other than research expenditures, in the new company.

Results of Operations for the Three Months Ended March 31, 2019 as Compared to the Three Months Ended March 31, 2018

Net revenues. For the three months ended March 31, 2019, we had net revenues of $521,453, a 1% increase over the three months ended March 31, 2018. The bulk of this increase was attributable to increase in sales of are Brownies Third Lung due to product modification and change in pricing. While there can be no assurance, the Company expects revenues to increase in the future due to increase in our customer base, product modifications which we anticipate will result in additional sales and under the Exclusive Distribution Agreement with L&W. The sales for our subsidiary, BHP declined by 16% compared to the three months ended March 31, 2018. We had an increase in the customer base for LWA but the increase was in one time buyers for their yachts. Last year we sold more to wholesalers than to one time buyers. Therefore, the price per item sold was lower this year resulting in decrease in sales revenue. Related party revenues declined by approximately 12% between periods as a result of a decrease in demand in recreational dive products primarily attributable to the unfavorable weather conditions for boating and diving.

As of March 31, 2019, there were no revenues recognized in BLU3, as we expect to deliver our first pre-orders of our NEMO product in the third quarter of 2019. Our BLU3 products are currently in the development stage. However, the Company has been incurring engineering and development costs. In connection with this project, in April 2018, the Company entered into a patent license agreement contracting for certain intellectual property rights which we believe will enhance the capabilities of our portable shallow dive system currently under development.

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

Cost of net revenues. Cost of net revenues decreased during the three months ended March 31, 2019, a 5% decrease compared to the three months ended March 31, 2018. Due to the nature of a large portion of our business being dependent on recreational boating and diving, sales are seasonal and often dependent on weather conditions. However, while there can be no assurance, given the formation of BHP in the third quarter 2017, the Company believes that as our operations under the L&W agreement target industrial applications, we will be less susceptible to weather or other seasonal fluctuations.

Operating expenses. Operating expenses, consisting of selling, general and administrative expenses and research and development costs increased sharply between the periods. Selling, general and administrative expenses and research and development costs totaled $349,763 for the three months ended March 31, 2019, an increase of $88,222 or 34% over the prior year. The large bulk of this increase in general and administrative was due to an increase in the number of employees between the periods with an associated increase in salaries and benefits and an increase in consulting fees and employee benefits paid in stock totaling $92,051 compared to $25,000 in 2018. Employees were added in large part due to the formation of BHP and BLU3 including , two engineers, a director of marketing and public relations and an additional mechanic. This increase in operating expenses is expected to continue as the Company adds additional production personnel in support of our expanding product lines with LWA and BLU3 and associated administrative support.

While there can be no assurance, the Company believes that the near term costs of “ramping up” its high pressure business, through BHP, and continued development of its BLU3 portable shallow dive system product line will provide the Company with increased product diversity and increase revenues in the future.

Research and development costs were up sharply, increasing to $29,568 during the three months ended March 31, 2019, as compared to $6,432 in 2018. This increase of 360% is primarily attributable to our efforts to expand our product lines including our portable shallow dive system currently under development as described above. We expect research and development costs to continue to increase as we continue development of products aimed at increasing what we believe to be new innovative product offerings.

Under the patent license agreement, the Company paid an initial license fee in April 2018 through the issuance of 759,422 shares of common stock with a fair value of $30,000 which is being amortized on a straight line basis over its five year term which resulted in $4,500 in expense being recognized in 2018. During the three months ended March 31, 2019 the Company amortized an additional $1,500. The patent license agreement further provides for royalties to be paid based on annual net revenues achieved.

Other expense, net. Other expense consisting primarily of interest expense, decreased during the three months ended March 31, 2019, totaling $2,052, a decrease of $14,316 over 2018. In addition, interest expense for the three months ended March 31, 2018 includes amortization of beneficial conversion features on two notes issued in December 2017 and related interest recognized on these notes.

Net loss. For the three months ended March 31, 2019, we recognized a net loss of $264,045 as compared to a loss of $217,940 for comparable period in 2018. This increase in loss was primarily attributable to sharp increase in general and administrative expenses, including administrative salaries and benefits, research and development costs attributable to increased staffing and related costs associated with new product development efforts..

Liquidity and Capital Resources

The Company’s current ratio and working capital declined between March 31, 2019 and December 31, 2018. As of March had current assets of $1,436,718 and current liabilities of $1,183,880 or a current ratio of 1.2 to 1, representing a working capital balance of $252,838. At December 31, 2018, the Company had current assets of $966,101 and current liabilities of $948,601, or a current ratio also of 1.0 to 1.

The condensed consolidated financial statements included herein have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of issuance of these consolidated financial statements. We incurred losses for the three months ended March 31, 2019 and 2018 of $264,045 and $217,940, respectively. The Company had an accumulated deficit as of March 31, 2019 and December 31, 2018 of $10,446,823 and $10,182,778, respectively.

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

Net cash used in operating activities totaled $143,069 for the three months ended March 31, 2019. The cash used in operations was primarily the result of a net loss from operations of $264,045, being offset by certain non-cash expenses including; shares issued for services with a fair value of $92,051, a decrease in inventory and prepaid expenses and other assets of $75,323 and $48,192, an increase in customer deposits and unearned revenue of $16,969 and an increase in accounts payable and accrued liabilities of $142,478. The increase in customer deposits and unearned revenue was due primarily to deposits related to our newly formed BHP and BLU3 subsidiaries and the introduction of these new product lines. As of March 31, 2019, no sales have yet been recorded by our BLU3.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. The Company’s management, under the supervision and with the participation of Robert Carmichael, the Company’s Chief Executive Officer who also serves as our principal financial and accounting officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2019. Based upon that evaluation and the continuing material weakness in the Company’s internal control over financial reporting as described in Item 9A. of our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on June 7, 2019, the Chief Executive Officer who also serves as our principal financial and accounting officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report. We have failed to timely file certain reports with the SEC, including this Quarterly Report on Form 10-Q for the period ended March 31, 2019. We do not expect that the weaknesses in our disclosure controls will be remediated until such time as we remediate the material weaknesses in our internal control over financial reporting.

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

We incorporate by reference the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered sales of equity securities and use of proceeds

Except as previously disclosed, during the period covered by this report, no other equity securities were sold by the company without registration under the Securities Act of 1933, as amended, during the period covered by this report

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	MINE SAFETY DISCLOSURE

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

			Incorporated by Reference		Filed Or
No.	Exhibit Description	Form	Date Filed	Exhibit Number	Furnished Herewith
2.2	Merger Agreement, dated June 18, 2002 by and among United Companies Corporation, Merger Co., Inc. and Avid Sportswear & Golf Corp.	S-4	6/24/02	2.02

2.3	Articles of Merger of Avid Sportswear & Golf Corp. with and into Merger Co., Inc.	S-4	6/24/02	2.03

2.4	Plan of Conversion	8-K	10/28/15	2.1

3.1	Articles of Conversion (Nevada)	8-K	10/28/15	3.1

3.2	Certificate of Conversion (Florida)	8-K	10/28/15	3.2

3.3	Articles of Incorporation (Florida)	8-K	10/28/15	3.3

3.5	Articles of Amendment	8-K	12/16/15	3.5

3.6	Bylaws	8-K	10/28/15	3.4

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)				Filed

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)				Filed

32.1	Certification Pursuant to Section 1350				Filed

101	XBRL Interactive Data File				Filed

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 5, 2019	Brownie’s Marine Group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Principal financial and accounting officer

