Form 10-Q
period 2019-06-30
Brownie's Marine Group, Inc
filed 2019-08-15
CIK 1166708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Not applicable

Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
none	n/a	n/a

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 183,586,228 shares of common stock outstanding at August 14, 2019.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Various statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived from utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report, our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on June 7, 2019 and our other filings with the Securities and Exchange Commission in their entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Brownie’s”, “BWMG,” the “Company,” “we”, “us”, “our” and similar terms refer to Brownie’s Marine Group, Inc., a Florida corporation, and its subsidiaries. In addition, when used in this report, “second quarter of 2019” refers to the three months ended June 30, 2019, “second quarter of 2018” refers to the three months ended June 30, 2018, “2019” refers to the year ending December 31, 2019 and “2018” refers to the year ended December 31, 2018.

Unless specifically set forth to the contrary, the information which appears on our website at www.browniesmarinegroup.com is not part of this report.

PART I

Item 1. Financial Statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash	$173,601	$78,784
Accounts receivable – net	50,094	27,204
Accounts receivable - related parties	109,610	78,423
Inventory	704,734	723,170
Prepaid expenses and other current assets	230,283	58,520
Total current assets	1,268,322	966,101

Property, equipment and leasehold improvements, net	2,592	3,718
Right-to-use lease assets	591,408	-
Other assets	23,149	26,147

Total assets	$1,885,471	$995,966

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$375,588	$325,309
Accounts payable - related parties	153,458	125,243
Customer deposits and unearned revenue	234,813	245,907
Other liabilities	239,651	142,142
Operating lease liabilities	91,301	-
Convertible debentures, net	110,000	110,000
Total current liabilities	1,204,811	948,601

Long-term operating lease liabilities	498,709	-
Total Liabilities	1,703,520	948,601

Commitments and contingent liabilities

Stockholders’ equity
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding	425	425
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; 238 ,119,561 and 218,119,561 issued and outstanding at June 30, 2019 and 181,086,228 and 161,086,228 shares issued and outstanding and December 31, 2018, respectively	21,812	16,109
Common stock payable 138,941 shares and 138,941 shares, respectively as of June 30, 2019 and December 31, 2018	14	14
Additional paid-in capital	10,856,775	10,213,595
Accumulated other comprehensive income	(9,946)	-
Accumulated deficit	(10,687,129)	(10,182,778)
Total stockholders’ equity	181,951	47,365
Total liabilities and stockholders’ equity	$1,885,471	$995,966

The accompanying notes are an integral part of these unaudited condensed financial statements.

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues
Net revenues	$657,938	$511,737	$1,040,727	$868,520
Net revenues - related parties	212,782	138,581	351,446	296,413
Total net revenues	870,720	650,318	1,392,173	1,164,933

Cost of net revenues
Cost of net revenues	548,058	432,912	902,721	811,068
Cost of net revenues - related parties	103,690	12,352	172,487	78,915
Royalties expense - related parties	13,894	13,468	24,117	23,395
Total cost of revenues	665,642	458,732	1,099,325	913,378

Gross profit	205,078	191,586	292,848	251,555

Operating expenses
Selling, general and administrative	408,950	248,600	729,145	503,709
Research and development costs	34,676	36,744	64,244	43,176
Total operating expenses	443,626	285,344	793,389	546,885

Loss from operations	(238,548)	(93,758)	(500,541)	(295,330)

Other expense, net
Interest expense	1,758	15,445	3,810	31,813
Total other expense	1,758	15,445	3,810	31,813

Loss before provision for income taxes	(240,306)	(109,203)	(504,351)	(327,143)

Provision for income taxes	-	-	-	-

Net loss	$(240,306)	$(109,203)	$(504,351)	$(327,143)

Loss on foreign current translation	(3,490)	-	(9,946)	-

Comprehensive loss	$(243,796)	$(109,203)	$(514,297)	$(327,143)

Diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Diluted weighted average common shares outstanding	218,119,561	103,791,321	198,986,228	102,967,609

The accompanying notes are an integral part of these unaudited condensed financial statements.

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

For The Three Months Ended June 30, 2018 And 2019

					Common		Additional	Accumulated other		Total
	Preferred Stock		Common Stock		Stock Payable		Paid-In	comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	income	Deficit	Equity

Balance, March 31, 2018	425,000	$425	102,801,412	$10,280	138,941	$14	$9,224,737	$-	$(9,097,733)	$137,723
Shares issued for services	-	-	342,857	33	-	-	7,753	-	-	7,786
Shares issued for licensing fee	-	-	759,422	76	-	-	29,924	-	-	30,000
Net loss	-	-	-	-	-	-	-	-	(109,203)	(109,203)

Balance, June 30, 2018	425,000	$425	103,903,691	$10,389	138,941	$14	$9,262,414	$-	$(9,206,936)	$66,306

Balance, March 31, 2019	425,000	$425	218,119,561	$21,812	138,941	$14	$10,799,943	$(6,456)	$(10,446,823)	$368,915
Shares issued for services	-	-	-	-	-	-	56,832	-	-	56,832
Foreign currency translation	-	-	-	-	-	-	-	(3,490)	-	(3,490)
Net loss	-	-	-	-	-	-	-	-	(240,306)	(240,306)

Balance, June 30, 2019	425,000	$425	218,119,561	$21,812	$138,941	$14	$10,856,775	$(9,946)	$(10,687,129)	$181,951

For The Six Months Ended June 30, 2018 And 2019

					Common		Additional	Accumulated other		Total
	Preferred Stock		Common Stock		Stock Payable		Paid-In	comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	income	Deficit	Equity
Balance, December 31, 2017	425,000	$425	92,192,717	$9,819	138,941	$14	$9,170,198	$-	$(8,879,793)	$300,663
Shares issued for services	-	-	2,342,857	233	-	-	32,553	-	-	32,786
Unit offering	-	-	2,608,695	261	-	-	29,739	-	-	30,000
Shares issued for licensing fee	-	-	759,422	76	-	-	29,924	-	-	30,000
Net loss	-	-	-	-	-	-	-	-	(327,143)	(327,143)

Balance, June 30, 2018	$425,000	$425	97,903,691	$10,390	138,941	$14	$9,262,414	$-	$(9,206,936)	$66,306

Balance, December 31, 2018	425,000	$425	161,086,228	$16,109	138,941	$14	$10,213,595	$-	$(10,182,778)	$47,365
Shares issued for services	-	-	7,033,333	703	-	-	148,180	-	-	148,883
Unit offering	-	-	50,000,000	5,000	-	-	495,000	-	-	500,000
Foreign currency translation	-	-	-	-	-	-	-	(9,946)	-	(9,946)
Net loss	-	-	-	-	-	-	-	-	(504,351)	(504,351)

Balance, June 30, 2019	$425,000	$425	$218,119,561	$21,812	138,941	$14	$10,856,775	$(9,946)	$(10,687,129)	$181,951

The accompanying notes are an integral part of these unaudited condensed financial statements.

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
Cash flows provided by operating activities:
Net loss	$(504,351)	$(327,143)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,126	8,656
Shares issued for services	118,883	32,786
Shares issued for license fee	30,000	30,000
Amortization of Operating right of use asset	44,205	0
Amortization of debt discount	-	12,500
Change in deferred tax asset, net		2,520
Forgiveness of debenture debt		(2,744)
Changes in operating assets and liabilities
Change in accounts receivable, net	(22,890)	(51,773)
Change in accounts receivable - related parties	(31,187)	(6,497)
Change in inventory	18,436	(202,987)
Change in prepaid expenses and other current assets	(168,765)	178,866
Change in other assets		(22,500)
Change in accounts payable and accrued liabilities	40,333	255,493
Change in customer deposits and unearned revenue	(11,094)	(26,585)
Change in other liabilities	97,509	(3,365)
Change in accounts payable - related parties	28,215	13,873
Change in operating lease liabilities	(45,603)	-
Net cash used in operating activities	(405,183)	(108,900)

Cash flows from financing activities:
Proceeds from unit offering	500,000	30,000
Net cash provided by financing activities	500,000	30,000

Net change in cash	94,817	(78,900)

Cash, beginning balance	78,784	150,898
Cash, end of period	$173,601	$71,998

Supplemental disclosures of cash flow information:
Cash paid for interest	$560	$-

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities:
Operating lease assets obtained in exchange for operating lease liabilities	$635,613	$-

Receipt of prepaid fixed asset	$-	$28,700

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

On August 7, 2017, Brownie’s Marine Group, Inc. entered into an Exclusive Distribution Agreement with Lenhardt & Wagner GmbH (“L&W”), a German-based company engaged in the development, manufacturing and sales of high pressure air and industrial gas compressor packages. Under the terms of the Exclusive Distribution Agreement, we were appointed the exclusive distributor of L&W’s complete product line in North America and South America, including the Caribbean (the “Territory”). Pursuant to an intercompany assignment, Brownie’s High Pressure Compressor Services, Inc., our wholly-owned subsidiary (“BHPCS”), is party to the agreement. Through BHPCS we expect to conduct business and build the brand name “L&W Americas/LWA”, establishing sales, distribution and service centers for high pressure air and industrial gas systems in the dive, fire, CNG, military, scientific, recreational and aerospace industries. Our goal will be to build a network of jobbers, dealers, installers and high-pressure compressor distributors throughout the Territory by leveraging our know-how, brand awareness, complimentary products and creating sustainable distribution and core product OEM integration relationships.

In December 2017, the Company formed a wholly-owned subsidiary BLU3, Inc. The Company was formed to develop and market an innovation electric shallow dive system that is completely portable to the user. As of June 30, 2019 and December 31, 2018 the company has had limited operations.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2019 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2019.

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

Going Concern – The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. We incurred net losses for the six months ended June 30, 2019 and 2018 of $504,351 and $327,143, respectively. The Company had an accumulated deficit as of June 30, 2019 of $10,687,129.

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

Accounts receivable – Accounts receivable consist of amounts due from the sale of all of our products to wholesale and retail customers. The allowance for doubtful accounts are estimated based on historical customer experience and industry knowledge. The allowances for doubtful accounts totaled $9,200 and $9,200 at June 30, 2019 and December 31, 2018, respectively.

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

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which they occur. Advertising and trade show expense incurred for the three and six months ended June 30, 2019 and June 30, 2018, totaled $10,352, $3,324, $26,580 and $28,963, respectively.

Research and development costs – The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the three and six months ended June 30, 2019 and June 30, 2018 the Company incurred research and development costs of $34,676, $64,244, $36,744 and $43,176, respectively.

Customer deposits and unearned revenue and returns policy – The Company typically takes a minimum 50% deposit against custom and large tankfill systems prior to ordering and/or building the systems. The remaining balance due is payable upon delivery, shipment, or installation of the system. There is no provision for cancellation of custom orders once the deposit is accepted, nor return of the custom ordered product. Additionally, returns of all other merchandise are subject to a 15% restocking fee as stated on each sales invoice. Customer deposits and unearned revenue totaled $234,813 and $245,907 at June 30, 2019 and December 31, 2018, respectively.

Warranty policy – Under the provisions of FASB ASC 460, Guarantor’s Guarantees, the Company accrues a liability for estimated warranty policy costs based on historical information and experience. The Company provides our customers with an industry standard one year warranty on systems sold and recognizes a warranty reserve based on gross sales multiplied by the historical warranty expense return rate The warranty reserve at March 31, 2019 and December 31, 2018 was charged to cost of net revenues and is included in accrued expenses and is deemed sufficient to absorb any material or labor costs that might be incurred on sales recorded during the period. The Company recognized a reserve for warranty work in 2018 of $8,834. During the six months ended June 30, 2019 the Company increased the reserve by $1,709 to a total of $10,543.

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

During the three and six months ended June 30, 2019 and 2018, the Company recognized share based compensation with a fair value of $56,832, $148,883 $7,786 and $32,786 respectively.

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

At June 30, 2019 and December 31, 2018, the carrying amount of cash, accounts receivable, accounts receivable – related parties, accounts payable and accrued liabilities, customer deposits and unearned revenue, other liabilities, and convertible debentures, approximate fair value because of the short maturity of these instruments.

Earnings per common share – Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. At June 30, 2019 and June 30, 2018, 83,782,544 and 62,164,296, respectively, potentially dilutive shares were not recognized as their inclusion would be anti-dilutive. These shares reflect shares potentially issuable under convertible note agreements, outstanding warrants, outstanding stock options and the conversion of preferred stock.

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

This standard did not have a material impact on our consolidated statement of operations however, the recognition of right of use assets and real estate operating lease liabilities had a material impact on our consolidated balance sheet presentation. Adoption of this standard resulted in additional right of use assets and additional liabilities of approximately $635,613 based on the present fair value of the remaining minimum rental payments under our current real property lease obligations. See Note 12.

The Company believes there was no other new accounting guidance adopted, but not yet effective that either has not already been disclosed in prior reporting periods or is relevant to the readers of our consolidated financial statements.

2.	INVENTORY

	June 30, 2019 (unaudited)	December 31, 2018

Raw materials	$367,594	$353,619
Finished goods	480,737	513,148
Allowance for obsolete inventory	(143,597)	(143,597)
	$704,734	$723,170

For the year ended December 31, 2018, the Company recognized an additional reserve for obsolete or slow moving inventory of approximately $100,000.

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	June 30, 2019 (unaudited)	December 31, 2018

Prepaid inventory	$213,006	$39,260
Prepaid insurance	11,277	4,615
Prepaid other current assets	6,000	14,645
	$230,283	$58,520

4.	PROPERTY AND EQUIPMENT, NET

Property, equipment and leasehold improvements consists of the following as of:

	June 30, 2019 (unaudited)	December 31, 2018

Tooling and equipment	$138,632	$138,632
Computer equipment and software	27,469	27,469
Vehicles	44,160	44,160
Leasehold improvements	43,779	43,779
	254,040	254,040
Less: accumulated depreciation and amortization	(251,448)	(250,322)
	$2,592	$3,718

Depreciation and amortization expense totaled $1,126 and $8,656 for the six months ended June 30, 2019 and 2018, respectively.

5.	OTHER ASSETS

Other assets at June 30, 2019 of $23,149 consisted of refundable deposits $6,649 and an unamortized license fee of $16,500. Other assets at December 31, 2018 of $26,147 consisted of refundable deposits $6,649 and an unamortized license fee of $19,498.

6.	CUSTOMER CREDIT CONCENTRATIONS

The Company sells to three (3) entities owned by the brother of Robert Carmichael, the Company’s Chief Executive Officer, and three (3) companies owned by the Chief Executive Officer as further discussed in Note 7 - RELATED PARTIES TRANSACTIONS. Combined sales to these six (6) entities for the six month periods ended June 30, 2019 and 2018, represented 25.24 % and 24.31% respectively, of total net revenues.

In excess of 90% of our total net revenues are made up of product sales to customers within the state of Florida.

7.	RELATED PARTIES TRANSACTIONS

Net revenues and accounts receivable – related parties – The Company sells products to Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, Inc., and Brownie’s Yacht Toys, Inc., owned by the brother of the Company’s Chief Executive Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers with similar sales volumes. Combined net revenues from these entities for the three and six months ended June 30, 2019 and 2018, totaled $212,782, $351,446, $138,581 and $299,413, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Brownie’s Palm Beach Divers and Brownie’s Yacht Toys, at June 30, 2019, was $53,684, $24,147 and $10,288 respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2018, was $49,443, $7,731, and $8,646, respectively.

The Company sells products to Brownie’s Global Logistics, LLC. (“BGL”) and 940 Associates, Inc. (“940A”), entities wholly owned by the Company’s Chief Executive Officer. Terms of sale are more favorable than those extended to the Company’s regular customers, but no more favorable than those extended to the Company’s strategic partners. Terms of sale to BGL approximate cost or include a nominal margin. These terms are consistent with those extended to Brownie’s strategic partners. Strategic partner terms on a per order basis include promotion of the Company’s technologies and “Brownie’s” brand, offered only on products or services not offered for resale, and must provide for reciprocal terms or arrangements to the Company on strategic partners’ product or services. BGL is fulfilling the strategic partner terms by providing exposure for the Company’s technologies and “Brownie’s” brand in the yachting and exploration community world-wide through its operations. Combined net revenues from these two entities for three and six months ended June 30, 2019 and 2018, were $16,000, $16,810 $0 and $0, respectively. Accounts receivable from BGL and 940A totaled $21,491 and $12,603 at June 30, 2019 and December 31, 2018, respectively.

Accounts payable – related parties – The Company had accounts payable to related parties of $153,458 and $125,243 at June 30, 2019 and December 31, 2018, respectively. The balance payable at June 30, 2019 and December 31, 2018 was due to BLG and 940A.

Royalties expense – related parties – The Company has Exclusive License Agreements with 940A, an entity owned by the Company’s Chief Executive Officer, to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. This license agreement requires the Company to pay 940A 2.5% of gross revenues per quarter. Total royalty expense for the above agreements for the three and six months ended June 30, 2019 and 2018 as disclosed on the face of the Company’s Consolidated Statements of Operations totaled $13,894, $24,117, $13,468 and $23,395, respectively.

In December 2018, the Company issued 20,000,000 shares of common stock to its Chief Executive Officer as an incentive bonus. As the shares are subject to continued employment by the CEO through January 2, 2020, the Company has treated the shares as issued but not as yet outstanding. Expense for the issuance is being recognized over the full vesting period, and accordingly, the Company recognized stock compensation expense of $10,576 as of December 31, 2018. During the three and six months ended June 30, 2019 the Company recognized additional stock compensation expense of $46,907 and $92,783, respectively. The Total amount of expense recorded as of June 30, 2019 is $103,360.

On August 1, 2017, Mr. Mikkel Pitzner was appointed by the Company’s board of directors to serve on the Company’s board of directors, filling a vacancy on the board. Mr. Pitzner shall serve on the board of directors and shall hold office until the next election of directors by stockholders and until his successor is elected and qualified or until his earlier resignation or removal. The Company has agreed to pay Mr. Pitzner an annual fee of $6,000 and has issued Mr. Pitzner 3,333,333 shares of restricted common stock valued at $31,250 under a consulting agreement expiring in January 2019. In December 2018, Mr. Pitzner was issued 708,287 common shares in payment of accrued director fees through December 31, 2018. The shares were valued at $0.0195 per share, totaling $13,812, the fair value on the date of grant. During the six months ended June 30, 2019 the Company recorded $31,250 of stock compensation pursuant to this agreement.

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

Stock options outstanding from patent purchase – Effective March 3, 2009, the Company entered into a Patent Purchase Agreement with Robert M. Carmichael, the Chief Executive Officer of the Company. The Company purchased several patents it had previously been paying royalties on and several related unissued patents. In exchange for the Intellectual Property, the Company issued Mr. Carmichael 297 stock options at a $1,350 exercise price expiring ten years from the effective date of grant. The options expired on March 2, 2019 without being exercised.

Commencing in February 2019, the Company began paying Mr. Pitzner $9,300 per month, inclusive of a $1,300 auto allowance, for consulting services. These payments are not covered by a written agreement.

8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consists of the following as of:

	June 30, 2019 (unaudited)	December 31, 2018

Accounts payable trade and other	$298,862	$249,833
Accrued payroll & fringe benefits	44,432	48,065
Accrued Warranty Expense	10,543	8,834
Accrued payroll taxes & withholding	8,339	8,415
Accrued interest	13,412	10,162
	$375,588	$325,309

Balances due certain vendors are in arrears to varying degrees. The Company is handling all delinquent accounts on a case-by-case basis.

9.	OTHER LIABILITIES

Other liabilities consist of the following as of:

	June 30, 2019 (unaudited)		December 31, 2018

Short-term loans	$126,572	(*)	$126,572	(*)
Asset purchase agreement payable	12,857		12,857
Other accrued liabilities	43,813
Accrued royalties’ expense	5,838		2,027
Accrued vendor settlement	50,253
On-line training liability	318		686
	$239,651		$142,142

(*) Initial balance of $200,000 non-convertible note dated July 7, 2013. The note carries a 0% interest rate and is due on demand.

10.	CONVERTIBLE DEBENTURES

Convertible debentures consist of the following at December 31, 2018:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Original Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Reg.
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	—	10,000	3,694	(1)
12/01/17	12/01/19	6%	50,000	(12,500)	50,000	—	50,000	3,250	(2)
12/05/17	12/04/19	6%	50,000	(12,500)	50,000	—	50,000	3,218	(3)
					$110,000	$—	$110,000	$10,162

Convertible debentures consist of the following at June 30, 2019:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Original Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Reg.
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	—	10,000	3,944	(1)
12/01/17	12/01/19	6%	50,000	(12,500)	50,000	—	50,000	4,750	(2)
12/05/17	12/04/19	6%	50,000	(12,500)	50,000	—	50,000	4,717	(3)
					$110,000	$—	$110,000	$13,411

(1) The Company borrowed $10,000 in exchange for a convertible debenture. The lender at their option may convert all or part of the note plus accrued interest into common stock at a price of thirty percent (30%) discount as determined from the average four (4) highest closing bid prices over the preceding five (5) trading days. The Company valued the beneficial conversion feature of the convertible debenture at $4,286, which was accreted to interest expense over the period of the note. The discount has been fully amortized as of December 31, 2018. The company has not received any demand of payment or a notice of default from the lender.

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

In April 2019, the Company reached a settlement agreement with a customer regarding returned merchandise agreeing to refund $65,000. The Company determined the returned merchandise had little or no value and the adjustment was charged to Cost of Revenues at December 31, 2018. In addition, the Company recognized $1,500 in related legal fees in this matter as of December 31, 2018.

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

Supplemental balance sheet information related to leases was as follows:

Operating Leases	Classification	June 30, 2019
Right-of-use assets	Operating right of use assets	$591,408

Current lease liabilities	Current operating lease liabilities	91,301
Non-current lease liabilities	Long-term operating lease liabilities	498,709
Total lease liabilities		$590,010

Lease term and discount rate were as follows:

June 30, 2019
Weighted average remaining lease term (years)	5.18

Weighted average discount rate	5.91%

The component of lease costs were as follows:

Three months ended June 30, 2019
Operating lease cost	$10,936

Variable lease cost	-

Total lease costs	$10,936

The component of lease costs were as follows:

Six months ended June 30, 2019
Operating lease cost	$41,874

Variable lease cost	-

Total lease costs	$41,874

Supplemental disclosures of cash flow information related to leases were as follows:

June 30, 2019
Cash paid for operating lease liabilities	$45,603
Operating right of use assets obtained in exchange for operating lease liabilities	$635,613

Maturities of lease liabilities were as follows as of June 30, 2019:

	Trebor Industries Office Lease	BMG Office Lease	Copier	Total lease payments
Remainder of 2019	$29,020	$29,091	$4,194	$62,305
2020	59,339	59,927	8,388	127,654
2021	61,119	61,725	8,388	131,232
2022	62,953	63,576	8,388	134,917
2023 and thereafter	114,559	116,070	2,796	233,424
Total	326,999	330,389	32,154	689,533
Less: Imputed interest	(46,599)	(49,479)	(3,445)	(99,523)
Present value of lease liabilities	$280,391	$280,910	$28,709	$ 590,010

On August 7, 2017 the Company entered into an Exclusive Distribution Agreement with Lenhardt & Wagner GmbH (“L&W”), a German-based company engaged in the development, manufacturing and sales of high pressure air and industrial gas compressor packages. Under the terms of the Exclusive Distribution Agreement, we were appointed the exclusive distributor of L&W’s complete product line in North America and South America, including the Caribbean (the “Territory”). Pursuant to an intercompany assignment, Brownie’s High Pressure Compressor Services, Inc., our wholly-owned subsidiary (“BHPCS”), is party to the agreement. Through BHPCS we conduct business under the brand name “LW Americas/LWA”, establishing sales, distribution and service centers for high pressure air and industrial gas systems in the dive, fire, CNG, military, scientific, recreational and aerospace industries. Under the terms of the agreement, we were granted a non-exclusive, non-transferrable and irrevocable right to use certain of L&W’s trademarks in connection with the marketing, use, sale and service of the products in the Territory. The agreement is for an initial term of five years, and will automatically renew for one additional five year term unless terminated by either party upon one year written notice prior to the expiration of the then current term. Either party may terminate the agreement without cause upon one year prior written notice to the other party. In addition, L&W may terminate the agreement for cause upon 120 days prior notice to us, subject to certain cure periods.

In May 2018 the Company entered into an agreement with an employee to pay him $28 an hour in cash and $10 per hour in common stock not to exceed 40 hours a week. The stock price is determined at the end of each month using the 10-day weighted average of the stock price. As of June 30, 2019, the Company has not issued all of the common stock to the employee and has recorded a liability of $4,800.

Under the patent license agreement, the Company paid an initial license fee in April 2018 through the issuance of 759,422 shares of common stock with a fair value of $30,000 which is being amortized on a straight line basis over its five year term which resulted in the Company amortizing $3,000 during the six months ended June 30, 2019. During the six months ended June 30, 2019 the Company amortized an additional $3,000. The patent license agreement further provides for royalties to be paid based on annual net revenues achieved

13.	EQUITY AND EQUITY INCENTIVE PLAN

Common Stock

The Company had 238,119,561 and 161,086,228 common shares outstanding at June 30, 2019 and December 31, 2018, respectively.

In December 2018, the Company issued 20,000,000 shares of common stock to our CEO as an incentive bonus. As the shares are subject to continued employment by the CEO through January 2, 2020, the Company has treated the shares as issued but not as yet outstanding. Expense for the issuance is being recognized over the full vesting period, and accordingly, the Company recognized stock compensation expense of $10,576 as of December 31, 2018. During the three and six months ended June 30, 2019 the Company recognized additional stock compensation expense of $46,907 and $92,783, respectively. The Total amount of expense recorded as of June 30, 2019 is $103,359.

On August 1, 2017, Mr. Mikkel Pitzner was appointed by the Company’s board of directors to serve on the Company’s board of directors, filling a vacancy on the board. Mr. Pitzner shall serve on the board of directors and shall hold office until the next election of directors by stockholders and until his successor is elected and qualified or until his earlier resignation or removal. The Company has agreed to pay Mr. Pitzner an annual fee of $6,000 and has issued Mr. Pitzner 3,333,333 shares of restricted common stock valued at $31,250 under a consulting agreement expiring in January 2019. In December 2018, Mr. Pitzner was issued 708,287 common shares in payment of accrued director fees through December 31, 2018. The shares were valued at $0.0195 per share, totaling $13,812, the fair value on the date of grant. During the six months ended June 30, 2019 the Company recorded $31,250 of stock compensation pursuant to this agreement.

In January 2019, the Company entered into an investment banking and corporate advisory agreement. The term of the agreement is for one year and provided for compensation of 2,700,000 common shares with a fair value of $29,700 plus related expenses. The shares were issued in February and March 2019. For the three and six months ended June 30, 2019 the Company expenses $7,450 and $14,850, respectively in stock compensation.

In January 2019, the Company issued 1,000,000 common shares with a fair value of $12,500 to a consultant for general administrative advisory services, of which $2,500 and $10,000 was expensed during the three and six months ended June 30, 2019, respectively.

In March 2019 we issued an accredited investor, a unit of the securities of the Company, with the unit consisting of 50,000,000 shares of common stock, par value $0.0001 per share and 50,000,000 eighteen month common stock purchase warrants exercisable at $0.01 per share in consideration of $500,000. The Company intends to use the proceeds from the sale for product research and development and working capital purposes. The Company did not pay any fees or commissions in connection with the sale of the unit.

Preferred Stock

During the second quarter of 2010, the holder of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of preferred stock. The preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company from time to time in accordance with the provisions of the Florida Business Corporation Act. Before modification, the existing Articles of Incorporation did not authorize the issuance of shares of preferred stock. The Company authorized the preferred stock for the purpose of added flexibility in seeking capital and potential acquisition targets. The amendment authorizing the issuance of shares of preferred stock grants the Board authority, without further action by our stockholders, to designate and issue preferred stock in one or more series and to designate certain rights, preferences and restrictions of each series, any or all of which may be greater than the rights of the common stock. As of June 30, 2019 and December 31, 2018, the 425,000 shares of preferred stock are owned by the Company’s Chief Executive Officer. The preferred shares have 250 to 1 voting rights over the common stock, and are convertible into 31,481 shares of common stock. The preferred stock votes with the Company’s common stock, except as otherwise required under Florida law.

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

Equity Compensation Plan Information as of June 30, 2019.

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

On July 17, 2019 the Company sold 2,500,000 shares of common stock for proceeds of $25,000 ($0.01 per share).

Effective July 29, 2019 the Company issued options to purchase up to an aggregate of 22,838,094 shares of common stock to two service providers, including Mikkel Pitzner, a member of the Company’s board of directors, and Blake Carmichael, an employee of the Company. The options were issued pursuant to a stock option grant agreement and are exercisable at $0.018 per share for a period of five years from the date of issuance, subject to vesting over a period of six months.

Effective July 29, 2019 the Company has agreed to pay the members of the Company’s board of directors an annual fee of $18,000 for serving on the Company’s board of directors for the year ending December 31, 2019.

Effective July 29, 2019 the Company issued its chief executive officer options to purchase up to 20,761,904 shares of common stock. The options were issued pursuant to a Grant Agreement and are exercisable at $0.018 per share for a period of five years from the date of issuance, subject to vesting over a period of six months.

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

In August 2017, the Company organized Brownie’s High Pressure Compressor Services, Inc., a wholly-owned subsidiary (“BHPCS dba LWA”) Through BHPCS we are party to an Exclusive Distribution Agreement with Lenhardt & Wagner GmbH (“L&W”), a German-based company engaged in the development, manufacturing and sales of high pressure air and industrial gas compressor packages. Through this agreement we intend to establish sales, distribution and service centers for high pressure air and industrial gas systems in the dive, fire, CNG, military, scientific, recreational and aerospace industries. The Company’s common stock is quoted on the OTC Markets (Pink) under the symbol “BWMG”. The Company’s website is www.Browniesmarinegroup.com. Information on the website is not a part of this report.

In December 2017, the Company formed a wholly-owned subsidiary BLU3, Inc. The Company was formed to develop and market an innovation electric shallow dive system that is completely portable to the user. As of June 30, 2019 BLU3 has only incurred expenses for research and development.

Results of Operations for the Three Months Ended June 30, 2019 as Compared to the Three Months Ended June 30, 2018

Net revenues. For the three months ended June 30, 2019, we had net revenues of $870,720, a 34% increase over the three months ended June 30, 2018. The sale of BHPC’s High Pressure Compressors accounted for an approximately $232,000 increase, while Brownie’s Third Lung Sales decreased by approximately $12,000.

While there can be no assurance, the Company expects revenues to increase in the future due to increase in our customer base, product modifications, improved geographical reach and improved marketing, which we anticipate will result in additional sales both from Brownie’s Third Lung and also under the Exclusive Distribution Agreement with L&W. The sales for BHPCS increased by 92% compared to the three months ended June 30, 2018. This revenue increase is due to increase in the customer base, increase in market penetration, increase in customer awareness and our efforts to revive previous market exposure. As we have been marketing our BHPCS compressors for approximately two years and we believe our customers are becoming more receptive to our brand of L&W compressors. Related party revenues increased by approximately 54% between periods, as a result of an increased in demand in recreational dive products primarily.

We expect to deliver our first pre-orders of our NEMO™ product in the third quarter of 2019. Our BLU3 products are currently in the development stage, and the Company has been incurring engineering and development costs. In connection with this project, in April 2018, the Company entered into a patent license agreement contracting for certain intellectual property rights which we believe will enhance the capabilities of our portable shallow dive systems currently under development.

In November 2018, the Company announced its crowdfunding “Kick Starter” program for the NEMO system which was successfully concluded, preselling approximately 350 units, which has resulted in proceeds, net of related costs, of approximately $112,000. We believe this amount, coupled with additional funds raised subsequent to December 31, 2018, is sufficient to start production. Materials for our initial product run have been purchased and are included in pre-paid inventory.

Cost of net revenues. Cost of net revenues increased during the three months ended June 30, 2019, a 45% increase compared to the three months ended June 30, 2018. The increase was due to the increase in sales, the decrease in gross profit was due to discounts given to retailers that decreased the gross margin.

Our historical Third Lung operations has been dependent on recreational boating and diving, sales are seasonal and often dependent on weather conditions. However, while there can be no assurance, the Company believes that as our operations under the L&W agreement target industrial applications develop, we will be less susceptible to weather or other seasonal fluctuations.

Operating expenses. Operating expenses, consisting of selling, general and administrative expenses and research and development costs increased sharply between the periods. Selling, general and administrative expenses and research and development costs totaled $443,626 for the three months ended June 30, 2019, an increase of $158,282 or 55% over the prior year. The large bulk of this increase in general and administrative was due to an increase in the number of employees between the periods with an associated increase in salaries and benefits and an increase in consulting fees and employee benefits paid in stock totaling $56,832 compared to $7,786 in 2018. Employees were added in large part due to the formation of BHPCS and BLU3 including, two engineers, a consultant for business development, a director of marketing and public relations and an additional mechanic. This increase in operating expenses is expected to continue as the Company adds additional production personnel in support of our expanding product lines with BHPCS and BLU3 and associated administrative support.

While there can be no assurance, the Company believes that the near-term costs of “ramping up” its high pressure business, through BHPCS, and continued development of its BLU3 portable shallow dive system product line will provide the Company with increased product diversity and increase revenues in the future.

Research and development costs decreased to $34,676 during the three months ended June 30, 2019, as compared to $36,744 in 2018. This decrease 5.63% is primarily attributable to streamlining of our production processes to expand our product lines including our portable shallow dive system currently under development as described above. We expect research and development costs to continue to increase as we continue development of products aimed at increasing what we believe to be new innovative product offerings.

Other expense, net. Other expense consisting primarily of interest expense, decreased during the three months ended June 30, 2019, totaling $1,758, a decrease of $13,687 over 2018. In addition, interest expense for the three months ended June 30, 2018 includes amortization of beneficial conversion features on two notes issued in December 2017 and related interest recognized on these notes.

Net loss. For the three months ended June 30, 2019, we recognized a net loss of $240,306 as compared to a loss of $109,203 for comparable period in 2018. This increase in loss was primarily attributable to a material increase in general and administrative expenses, including administrative salaries and benefits, consulting fees and costs attributable to increased staffing and related costs associated with new product development efforts.

Results of Operations for the Six Months Ended June 30, 2019 as Compared to the Six Months Ended June 30, 2018

Net revenues. For the six months ended June 30, 2019, we had net revenues increase of $227,240, a 20% increase over the six months ended June 30, 2018. The bulk of this increase was attributable to increase in sales of our Brownies Third Lung products due to product modifications, new product releases, improved geographical reach and increased marketing effort, and change in pricing. In addition, sales of BHPCS compressors increased by $135,313.

The sales for our subsidiary, BHPCS increased 22.57% compared to the six months ended June 30, 2018. We had an increase in the customer base for LWA and increase in High Pressure Compressor buyers for their yachts. Related party revenues from primarily the sale of high pressure compressor and low pressure diving products increased by approximately 20% between periods as a result of an increase in demand in recreational dive products. Our Third Lung products sales decreased approximately 2% due to reduction of sales prices in the second quarter.

Cost of net revenues. Cost of net revenues increased during the six months ended June 30, 2019, a 20% increase compared to the six months ended June 30, 2018 for the reasons set forth above. The increase was due to a 20% increase in sales. The gross profit percentage decreased approximately 1% due to the discounts given to retailers in the second quarter.

Operating expenses. Operating expenses, consisting of selling, general and administrative expenses and research and development costs increased sharply between the periods. Selling, general and administrative expenses and research and development costs totaled $793,389 for the six months ended June 30, 2019, an increase of $246,504 or 45% over the prior year. The large bulk of this increase in general and administrative was due to an increase in the number of employees between the periods with an associated increase in salaries and benefits and an increase in consulting fees and employee benefits paid in stock totaling $148,883 compared to $32,786 in 2018. Employees were added in large part due to the formation of BHPCS and BLU3 including, two engineers, a consultant for business development, a director of marketing and public relations and an additional mechanic. This increase in operating expenses is expected to continue as the Company adds additional production personnel in support of our expanding product lines with BHPCS and BLU3 and associated administrative support.

Research and development costs increased to $64,244 during the six months ended June 30, 2019, as compared to $43,176 in 2018. This increase of 48.80% is primarily attributable to our efforts to expand our product lines including our portable shallow dive system currently under development as described above. We expect research and development costs to continue to increase as we continue development of products aimed at increasing what we believe to be new innovative product offerings.

Under the patent license agreement, the Company paid an initial license fee in April 2018 through the issuance of 759,422 shares of common stock with a fair value of $30,000 which is being amortized on a straight line basis over its five year term which resulted in the Company amortizing $3,000 during the six months ended June 30, 2019.

Other expense, net. Other expense consisting primarily of interest expense, decreased during the six months ended June 30, 2019, totaling $3,810, a decrease of $28,003 over 2018. In addition, interest expense for the six months ended June 30, 2018 includes amortization of beneficial conversion features on two notes issued in December 2017 and related interest recognized on these notes.

Net loss. For the six ended June 30, 2019, we recognized a net loss of $504,351 as compared to a loss of $327,143 for comparable period in 2018. This increase in loss was primarily due to the reasons set forth above.

Liquidity and Capital Resources

The Company’s current ratio and working capital increased between June 30, 2019 and December 31, 2018. As of June 30, 2019, the Company had current assets of $1,268,322 and current liabilities of $1,204,811 or a current ratio of 1.05 to 1, representing a working capital balance of $63,511. At December 31, 2018, the Company had current assets of $966,101 and current liabilities of $948,601, or a current ratio also of 1.0 to 1.

The condensed consolidated financial statements included herein have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of issuance of these consolidated financial statements. We incurred losses for the six months ended June 30, 2019 and 2018 of $504,351 and $327,143, respectively. The Company had an accumulated deficit as of June 30, 2019 and December 31, 2018 of $10,687,129 and $10,182,778, respectively.

Because the Company believes that existing operational cash flow may not be sufficient to fund presently anticipated operations, this raises substantial doubt about our ability to continue as a going concern. Therefore, the Company will continue to raise additional funds as needed and is currently exploring alternative sources of financing. As previously mentioned, the funds raised via Kickstarter and pre-sales on Indiegogo, as well as via private placements are enough to start production of the initial Nemo product. The Company believes there are vast opportunities for growth and improved profitability with increased sales of this patent pending product. Enhanced and additional products will require additional working capital. The Company currently does not have any commitments for financing. The Company has issued common shares and a number of convertible debentures as an interim measure to finance working capital needs and may continue to raise additional capital through sale of restricted common stock or other securities or obtaining short term loans.

If the Company fails to raise additional funds when needed, or does not have sufficient cash flows from sales, it may be required to scale back or cease operations, liquidate assets and possibly seek bankruptcy protection. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

On March 7, 2019 we issued an accredited investor, a unit of the securities of the Company, with the unit consisting of 50,000,000 shares of common stock, par value $0.0001 per share and 50,000,000 eighteen month common stock purchase warrants exercisable at $0.01 per share in consideration of $500,000. The Company intends to use the proceeds from the sale for BLU3 product for research and development and working capital purposes. Subsequent to the period covered by this report, on July 17, 2019 the Company sold 2,500,000 shares of common stock for proceeds of $25,000. Proceeds were used for working capital.

Net cash used in operating activities totaled $405,183 for the six months ended June 30, 2019. The cash used in operations was primarily the result of a net loss from operations of $504,351, being offset by certain non-cash expenses including; shares issued for services with a fair value of $148,883, a decrease in inventory of $18,436, an increase in accounts receivable and prepaid expenses,of $54,077 and $168,765, respectively and an increase in accounts payable and accrued liabilities of $40,333. The decrease in customer deposits and unearned revenue of $11,094 was due primarily to deposits related to BHPCS and BLU3 subsidiaries and the introduction of these new product lines.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. The Company’s management, under the supervision and with the participation of Robert Carmichael, the Company’s Chief Executive Officer who also serves as our principal financial and accounting officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2019. Based upon that evaluation and the continuing material weakness in the Company’s internal control over financial reporting as described in Item 9A. of our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on June 7, 2019, the Chief Executive Officer who also serves as our principal financial and accounting officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report. We have failed to timely file certain reports with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2018 and our Quarterly Report on Form 10-Q for the period ended March 31, 2019. We do not expect that the weaknesses in our disclosure controls will be remediated until such time as we remediate the material weaknesses in our internal control over financial reporting.

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

Item 2. Unregistered sales of equity securities and use of proceeds

None, except as previously disclosed.

Item 3. Defaults Upon Senior Securities

None.

Item 4. MINE SAFETY DISCLOSURE

None.

Item 5. Other Information

Effective July 29, 2019 the Company issued options to purchase up to an aggregate of 22,838,094 shares of common stock to two service providers, including Mikkel Pitzner, a member of the Company’s board of directors, and Blake Carmichael, an employee of the Company. The options were issued pursuant to a stock option grant agreement and are exercisable at $0.018 per share for a period of five years from the date of issuance, subject to vesting over a period of six months.

Effective July 29, 2019 the Company has agreed to pay the members of the Company’s board of directors an annual fee of $18,000 for serving on the Company’s board of directors for the year ending December 31, 2019.

Effective July 29, 2019 the Company issued its chief executive officer options to purchase up to 20,761,904 shares of common stock. The options were issued pursuant to a Grant Agreement and are exercisable at $0.018 per share for a period of five years from the date of issuance, subject to vesting over a period of six months.

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

Date: August 15, 2019	Brownie’s Marine Group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Principal financial and accounting officer

