Form 10-Q
period 2019-09-30
Brownie's Marine Group, Inc
filed 2019-11-21
CIK 1166708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 244,502,146 shares of common stock outstanding at November 18, 2019.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Brownie’s”, “BWMG,” the “Company,” “we”, “us”, “our” and similar terms refer to Brownie’s Marine Group, Inc., a Florida corporation, and its subsidiaries. In addition, when used in this report, “third quarter of 2019” refers to the three months ended September 30, 2019, “third quarter of 2018” refers to the three months ended September 30, 2018, “2019” refers to the year ending December 31, 2019 and “2018” refers to the year ended December 31, 2018.

We maintain a corporate website at www.browniesmarinegroup.com. Unless specifically set forth to the contrary, the information which appears on our website at www.browniesmarinegroup.com is not part of this report.

PART I

Item 1. Financial Statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

Current Assets
Cash	$153,125	$78,784
Accounts receivable - net	25,177	27,204
Accounts receivable - related parties	55,325	78,423
Inventory	794,237	723,170
Prepaid expenses and other current assets	71,237	58,520
Total current assets	1,099,101	966,101

Property, equipment and leasehold improvements, net	95,753	3,718
Right-to-use lease assets	568,127	-
Other assets	21,649	26,147

Total assets	$1,784,630	$995,966

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$330,359	$325,309
Accounts payable - related parties	150,998	125,243
Customer deposits and unearned revenue	286,709	245,907
Other liabilities	234,499	142,142
Operating lease liabilities	95,755	-
Convertible debentures, net	110,000	110,000
Total current liabilities	1,208,320	948,601

Long-term operating lease liabilities	472,372	-
Total Liabilities	1,680,692	948,601

Commitments and contingent liabilities (See note 11)

Stockholders’ equity
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	425	425
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; 244,311,059 and 224,311,059 issued and outstanding at September 30, 2019 and 181,086,228 and 161,086,228 shares issued and outstanding at December 31, 2018	22,431	16,109
Common stock payable 138,481 shares and 138,481 shares, respectively as of September 30, 2019 and December 31, 2018	14	14
Additional paid-in capital	11,090,161	10,213,595
Accumulated deficit	(11,009,093)	(10,182,778)
Total stockholders’ equity	103,938	47,365

Total liabilities and stockholders’ equity	$1,784,630	$995,966

The accompanying notes are an integral part of these unaudited condensed financial statements.

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues
Net revenues	$641,420	$674,011	$1,682,147	$1,542,531
Net revenues - related parties	199,993	213,719	551,439	510,132
Total net revenues	841,413	887,730	2,233,586	2,052,663

Cost of net revenues
Cost of net revenues	488,738	464,473	1,391,459	1,275,541
Cost of net revenues - related parties	111,433	175,286	283,920	254,201
Royalties expense - related parties	14,207	19,137	38,324	42,532
Total cost of revenues	614,378	658,896	1,713,703	1,572,274

Gross profit	227,035	228,834	519,883	480,389

Operating expenses
Selling, general and administrative	534,354	239,986	1,263,499	743,695
Research and development costs	12,629	32,346	76,873	75,522
Total operating expenses	546,983	272,332	1,340,372	819,217

Loss from operations	(319,948)	(43,498)	(820,489)	(338,828)

Other expense, net
Interest expense	(2,016)	(6,294)	(5,826)	(38,107)
Total other expense	(2,016)	(6,294)	(5,826)	(38,107)

Loss income before provision for income taxes	(321,964)	(49,792)	(826,315)	(376,935)

Provision for income taxes	—-	—-	—-	—-

Net loss	$(321,964)	$(49,792)	$(826,315)	$(376,935)

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average common shares outstanding	221,369,879	104,404,703	206,288,923	103,283,065

Diluted weighted average common shares outstanding	221,369,879	104,404,703	206,288,923	103,283,065

The accompanying notes are an integral part of these unaudited condensed financial statements.

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

For The Three Months Ended September 30, 2018 And 2019

					Common		Additional		Total
	Preferred Stock		Common Stock		Stock Payable		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, June 30, 2018 (unaudited)	425,000	$425	103,903,691	$10,389	138,941	$14	$9,262,415	$(9,206,936)	$66,307

Shares issued for services	-	-	921,162	92	-	-	20,874	-	20,966

Net loss	-	-	-	-	-	-	-	(49,792)	(49,792)

Balance, September 30, 2018 (unaudited)	425,000	$425	104,824,853	$10,481	138,941	$14	$9,283,289	$(9,256,728)	$37,481

Balance, June 30, 2019 (unaudited)	425,000	$425	218,119,561	$21,812	138,941	$14	$10,856,775	$(10,687,129)	$191,897

Shares issued for services	-	-	3,691,498	369	-	-	102,875	-	103,244

Unit offering	-	-	2,500,000	250	-	-	24,750	-	25,000

Stock Option Expense	-	-	-	-	-	-	105,761	-	105,761

Net loss	-	-	-	-	-	-	-	(321,964)	(321,964)

Balance, September 30, 2019 (unaudited)	425,000	$425	224,311,059	$22,431	138,941	$14	$11,090,161	$(11,009,093)	$103,938

For The Nine Months Ended September 30, 2018 And 2019

					Common		Additional		Total
	Preferred Stock		Common Stock		Stock Payable		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2017	425,000	$425	92,192,717	$9,819	138,941	$14	$9,170,198	$(8,879,793)	$300,663

Shares issued for services	-	-	3,264,019	325	-	-	53,428	-	53,753

Unit offering	-	-	2,608,695	261	-	-	29,739	-	30,000

Shares issued for licensing fee	-	-	759,422	76	-	-	29,924	-	30,000

Net loss	-	-	-	-	-	-	-	(376,935)	(376,935)

Balance, September 30, 2018 (unaudited)	425,000	$425	98,824,853	$10,481	138,941	$14	$9,283,289	$(9,256,728)	$37,481

Balance, December 31, 2018	425,000	$425	161,086,228	$16,109	138,941	$14	$10,213,595	$(10,182,778)	$47,365

Shares issued for services	-	-	10,724,831	1,072	-	-	251,055	-	252,127

Unit offering	-	-	52,500,000	5,250	-	-	519,750	-	525,000

Stock Option Expense	-	-	-	-	-	-	105,761	-	105,761

Net loss	-	-	-	-	-	-	-	(826,315)	(826,315)

Balance, September 30, 2019 (unaudited)	425,000	$425	224,311,059	$22,431	138,941	$14	$11,090,161	$(11,009,093)	$103,938

The accompanying notes are an integral part of these unaudited condensed financial statements.

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
Cash flows provided by operating activities:
Net loss	$(826,315)	$(376,935)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,689	17,798
Shares issued for services	252,127	53,753
Stock option expense	105,761	-
Shares issued for licensing fee	-	3,000
Amortization of Operating right of use asset	67,486	-
Amortization of debt discount	-	18,751
Change in deferred tax asset, net	-	2,520
Forgiveness of debenture debt	-	(2,744)
Changes in operating assets and liabilities
Change in accounts receivable, net	2,027	(60,484)
Change in accounts receivable - related parties	23,098	3,602
Change in inventory	(71,067)	(158,505)
Change in prepaid expenses and other current assets	(8,219)	203,428
Change in other assets	-	(21,000)
Change in accounts payable and accrued liabilities	5,050	249,594
Change in customer deposits and unearned revenue	40,801	17,966
Change in other liabilities	92,357	338
Change in accounts payable - related parties	25,756	1,184
Change in operating lease liabilities	(67,486)	-
Net cash used in operating activities	(353,935)	(47,734)

Cash flows from investing activities:
Purchase of fixed assets	(96,724)	-
Net cash used in investing activities	(96,724)	-

Cash flows from financing activities:

Proceeds from unit offering	525,000	30,000
Net cash provided by financing activities	525,000	30,000

Net change in cash	74,341	(17,734)

Cash, beginning of period	78,784	150,898
Cash, end of period	$153,125	$133,164

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,201	$-

Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities:
Operating lease assets obtained in exchange for operating lease liabilities	$635,613	$-

Receipt of prepaid fixed asset	$-	$27,800

The accompanying notes are an integral part of these unaudited condensed financial statements.

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In December 2017, the Company formed a wholly-owned subsidiary BLU3, Inc. The Company was formed to develop and market an innovation electric shallow dive system that is completely portable to the user. As of September, 30, 2019 and December 31, 2018 the company has had limited operations.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the Nine-month period ended September 30, 2019 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2019.

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

Going Concern – The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. We incurred net losses for the nine months ended September 30, 2019 and 2018 of $826,315 and $376,935, respectively. The Company had an accumulated deficit as of September 30, 2019 of $11,009,093.

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

Accounts receivable – Accounts receivable consist of amounts due from the sale of all of our products to wholesale and retail customers. The allowance for doubtful accounts are estimated based on historical customer experience and industry knowledge. The allowances for doubtful accounts totaled $8,346 and $9,200 at September 30, 2019 and December 31, 2018, respectively.

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

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which they occur. Advertising and trade show expense incurred for the three and nine months ended September 30, 2019 and September 30, 2018, totaled $8,856, $28,853, $12,179 and $57,816, respectively.

Research and development costs – The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the three and nine months ended September 30, 2019 and September 30, 2018 the Company incurred research and development costs of $12,629, $32,346, $76,873 and $75,522, respectively.

Customer deposits and unearned revenue and returns policy – The Company typically takes a minimum 50% deposit against custom and large tankfill systems prior to ordering and/or building the systems. The remaining balance due is payable upon delivery, shipment, or installation of the system. There is no provision for cancellation of custom orders once the deposit is accepted, nor return of the custom ordered product. Additionally, returns of all other merchandise are subject to a 15% restocking fee as stated on each sales invoice. Customer deposits and unearned revenue totaled $286,709 and $245,907 at September 30, 2019 and December 31, 2018, respectively.

Warranty policy – Under the provisions of FASB ASC 460, Guarantor’s Guarantees, the Company accrues a liability for estimated warranty policy costs based on historical information and experience. The Company provides our customers with an industry standard one year warranty on systems sold and recognizes a warranty reserve based on gross sales multiplied by the historical warranty expense return rate The warranty reserve at September 30, 2019 and December 31, 2018 was charged to cost of net revenues and is included in accrued expenses and is deemed sufficient to absorb any material or labor costs that might be incurred on sales recorded during the period. The Company recognized a reserve for warranty work in 2018 of $8,834. During the Nine months ended September 30, 2019 the Company increased the reserve by $1,709 to a total of $10,543.

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

During the three and nine months ended September 30, 2019 and 2018, the Company recognized share based compensation with a fair value of $209,005, $20,966, $357,888 and $53,753 respectively.

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

At September 30, 2019 and December 31, 2018, the carrying amount of cash, accounts receivable, accounts receivable – related parties, accounts payable and accrued liabilities, customer deposits and unearned revenue, other liabilities, and convertible debentures, approximate fair value because of the short maturity of these instruments.

Earnings per common share – Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. At September 30, 2019 and September 30, 2018, 103,812,893 and 33,778,441, respectively, potentially dilutive shares were not recognized as their inclusion would be anti-dilutive. These shares reflect shares potentially issuable under convertible note agreements, outstanding warrants, outstanding stock options and the conversion of preferred stock.

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

The recognition of right of use assets and real estate operating lease liabilities had a material impact on our consolidated balance sheet presentation. Adoption of this standard resulted in additional right of use assets and additional liabilities of approximately $635,613 based on the present fair value of the remaining minimum rental payments under our current real property lease obligations. See Note 11.

The Company believes there was no other new accounting guidance adopted, but not yet effective that either has not already been disclosed in prior reporting periods or is relevant to the readers of our consolidated financial statements.

NOTE 2.	INVENTORY

	September 30, 2019 (unaudited)	December 31, 2018

Raw materials	$509,610	$353,619
Finished goods	428,224	513,148
Allowance for obsolete inventory	(143,597)	(143,597)
	$794,237	$723,170

For the year ended December 31, 2018, the Company recognized an additional reserve for obsolete or slow moving inventory of approximately $100,000. No additional reserve for obsolete or slowing moving inventory during the nine months ended September 30, 2019.

NOTE 3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	September 30, 2019 (unaudited)	December 31, 2018

Prepaid inventory	$68,012	$39,260
Prepaid insurance	-	4,615
Prepaid other current assets	3,225	14,645
	$71,237	$58,520

NOTE 4.	PROPERTY AND EQUIPMENT, NET

Property, equipment and leasehold improvements consists of the following as of:

	September 30, 2019 (unaudited)	December 31, 2018

Tooling and equipment	$235,356	$138,632
Computer equipment and software	27,469	27,469
Vehicles	44,160	44,160
Leasehold improvements	43,779	43,779
	350,764	254,040
Less: accumulated depreciation and amortization	(255,011)	(250,322)
	$95,753	$3,718

Depreciation and amortization expense totaled $4,689 and $17,798 for the nine months ended September 30, 2019 and 2018, respectively.

NOTE 5.	OTHER ASSETS

Other assets at September 30, 2019 of $21,649 consisted of refundable deposits $6,649 and an unamortized license fee of $15,000. Other assets at December 31, 2018 of $26,147 consisted of refundable deposits $6,649 and an unamortized license fee of $19,498.

NOTE 6.	CUSTOMER CREDIT CONCENTRATIONS

The Company sells to three (3) entities owned by the brother of Robert Carmichael, the Company’s Chief Executive Officer, and three (3) companies owned by the Chief Executive Officer as further discussed in Note 7 - RELATED PARTIES TRANSACTIONS. Combined sales to these six (6) entities for the nine month periods ended September 30, 2019 and 2018, represented 24.69% and 24.85% respectively, of total net revenues.

In excess of 90% of our total net revenues are made up of product sales to customers within the state of Florida.

NOTE 7.	RELATED PARTIES TRANSACTIONS

Net revenues and accounts receivable – related parties – The Company sells products to Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, Inc., and Brownie’s Yacht Toys, Inc., owned by the brother of the Company’s Chief Executive Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers with similar sales volumes. Combined net revenues from these entities for the three and nine months ended September 30, 2019 and 2018, totaled $197,982, $213,719, $548,100 and $510,132, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Brownie’s Palm Beach Divers and Brownie’s Yacht Toys, at September 30, 2019, was $33,734, $3,441 and $16,277 respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2018, was $49,443, $7,731, and $8,646, respectively.

The Company sells products to Brownie’s Global Logistics, LLC. (“BGL”), 3D Buoy (“3D”) and 940 Associates, Inc. (“940A”), entities wholly owned by the Company’s Chief Executive Officer. Terms of sale are more favorable than those extended to the Company’s regular customers, but no more favorable than those extended to the Company’s strategic partners. Terms of sale to BGL approximate cost or include a nominal margin. These terms are consistent with those extended to Brownie’s strategic partners. Strategic partner terms on a per order basis include promotion of the Company’s technologies and “Brownie’s” brand, offered only on products or services not offered for resale, and must provide for reciprocal terms or arrangements to the Company on strategic partners’ product or services. BGL is fulfilling the strategic partner terms by providing exposure for the Company’s technologies and “Brownie’s” brand in the yachting and exploration community world-wide through its operations. Combined net revenues from these two entities for three and nine months ended September 30, 2019 and 2018, were $2,011, $0, $3,339 and $0, respectively. Accounts receivable from BGL, 3D and 940A totaled $1,873 (net of credit memo of $15,000 for 940A) and $12,603 at September 30, 2019 and December 31, 2018, respectively.

Accounts payable – related parties – The Company had accounts payable to related parties of $150,998 and $125,243 at September 30, 2019 and December 31, 2018, respectively. The balance payable at December 31, 2018 was due to BGL and 940A. The balance payable at September 30, 2019 was due to Brownies Southport, BGL, 940A and directly to our CEO.

Royalties expense – related parties – The Company has Exclusive License Agreements with 940A, an entity owned by the Company’s Chief Executive Officer, to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. This license agreement requires the Company to pay 940A 2.5% of gross revenues per quarter. Total royalty expense for the above agreements for the three and nine months ended September 30, 2019 and 2018 as disclosed on the face of the Company’s Consolidated Statements of Operations totaled $14,207, $19,137, $38,324 and $42,532, respectively.

In December 2018, the Company issued 20,000,000 shares of common stock to its Chief Executive Officer as an incentive bonus. As the shares are subject to continued employment by the CEO through January 2, 2020, the Company has treated the shares as issued but not as yet outstanding. Expense for the issuance is being recognized over the full vesting period, and accordingly, the Company recognized stock compensation expense of $10,576 as of December 31, 2018. During the three and nine months ended September 30, 2019 the Company recognized additional stock compensation expense of $47,998 and $138,781, respectively. The Total amount of expense recorded as of September 30, 2019 is $149,357.

On August 1, 2017, Mr. Mikkel Pitzner was appointed by the Company’s board of directors to serve on the Company’s board of directors, filling a vacancy on the board. Mr. Pitzner shall serve on the board of directors and shall hold office until the next election of directors by stockholders and until his successor is elected and qualified or until his earlier resignation or removal. The Company has agreed to pay Mr. Pitzner an annual fee of $6,000 and has issued Mr. Pitzner 3,333,333 shares of restricted common stock valued at $31,250 under a consulting agreement expiring in January 2019. In December 2018, Mr. Pitzner was issued 708,287 common shares in payment of accrued director fees through December 31, 2018. The shares were valued at $0.0195 per share, totaling $13,812, the fair value on the date of grant. During the nine months ended September 30, 2019 the Company recorded $31,250 of stock compensation pursuant to this agreement.

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

Commencing in February 2019, the Company began paying Mr. Pitzner $9,300 per month, inclusive of a $1,300 auto allowance, for consulting services. These payments are not covered by a written agreement. In August, 2019 the agreement with Mr. Pitzner was terminated.

Effective July 29, 2019 the Company issued options to purchase up to an aggregate of 22,838,094 shares of common stock to two service providers, including Mikkel Pitzner, a member of the Company’s board of directors, and Blake Carmichael, an employee of the Company and son of our CEO. The options were issued pursuant to a stock option grant agreement and are exercisable at $0.018 per share for a period of five years from the date of issuance, subject to vesting over a period of six months. The fair value of the options totaled $95,862 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 2.10%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 172%. In August, 2019 8,304,761 options belonging to Mikkel Pitzner were cancelled. Stock option expense recognized during the three and nine months ended September 30, 2019 was $46,873.

Effective July 29, 2019 the Company has agreed to pay the members of the Company’s board of directors an annual fee of $18,000 for serving on the Company’s board of directors for the year ending December 31, 2019. As of September 30, 2019 the Company has accrued $40,500 in board of directors fees.

Effective July 29, 2019 the Company issued its chief executive officer options to purchase up to 20,761,904 shares of common stock. The options were issued pursuant to a Grant Agreement and are exercisable at $0.018 per share for a period of five years from the date of issuance, subject to vesting over a period of six months. The fair value of the options totaled $87,147 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 2.10%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 172%. Stock option expense recognized during the three and nine months ended September 30, 2019 was $58,888.

NOTE 8.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consists of the following as of:

	September 30, 2019 (unaudited)	December 31, 2018

Accounts payable trade and other	$235,972	$249,833
Accrued payroll & fringe benefits	61,616	48,065
Accrued Warranty Expense	10,543	8,834
Accrued payroll taxes & withholding	7,191	8,415
Accrued interest	15,037	10,162
	$330,359	$325,309

Balances due certain vendors are in arrears to varying degrees. The Company is handling all delinquent accounts on a case-by-case basis.

NOTE 9.	OTHER LIABILITIES

Other liabilities consist of the following as of:

	September 30, 2019 (unaudited)		December 31, 2018

Short-term loans	$126,572	(*)	$126,572	(*)
Asset purchase agreement payable	12,857		12,857
Other accrued liabilities	6,791		-
Accrued royalties’ expense	8,357		2,027
Accrued vendor settlement	39,422		-
Accrued Board of Director Fees	40,500		-
On-line training liability	-		686
	$234,499		$142,142

(*) Initial balance of $200,000 non-convertible note dated July 7, 2013. The note carries a 0% interest rate and is due on demand.

NOTE 10.	CONVERTIBLE DEBENTURES

Convertible debentures consist of the following at December 31, 2018:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Original Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Reg.
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	—	10,000	3,694	(1)
12/01/17	12/01/19	6%	50,000	(12,500)	50,000	—	50,000	3,250	(2)
12/05/17	12/04/19	6%	50,000	(12,500)	50,000	—	50,000	3,218	(3)
					$110,000	$—	$110,000	$10,162

Convertible debentures consist of the following at September 30, 2019:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Original Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Reg.
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	—	10,000	4,069	(1)
12/01/17	12/01/19	6%	50,000	(12,500)	50,000	—	50,000	5,500	(2)
12/05/17	12/04/19	6%	50,000	(12,500)	50,000	—	50,000	5,467	(3)
					$110,000	$—	$110,000	$15,036

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

(2) The Company entered into a 6% Secured Convertible Promissory Note, due December 1, 2018, subject to extension. The Note is secured with such assets of the Company equal to the principal and accrued interest, and is guaranteed by the Company’s wholly-owned subsidiaries, Trebor Industries, Inc. and Brownie’s High Pressor Compressor Services, Inc. and the personal guarantee of Robert M. Carmichael, the Company’s Chief Executive Officer. The conversion price under the Note range from $0.02 per share if converted in the first year to $0.125 if converted in year five. The lender may convert at any time until the debenture plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender will be limited to maximum conversion of 9.99% of the outstanding Common Stock of the Company at any one time. The Note was extended subsequent to year end December 31, 2018 for one additional year with a reduction in the conversion price to $0.01 per share. The Company recorded a debt discount initially of $12,500 which was fully amortized as of December 31, 2018.

(3) The Company entered into a 6% Secured Convertible Promissory Note, due December 4, 2018, subject to extension. The Note is secured with such assets of the Company equal to the principal and accrued interest, and is guaranteed by the Company’s wholly-owned subsidiaries, Trebor Industries, Inc. and Brownie’s High Pressure Compressor Services, Inc. and the personal guarantee of Robert M. Carmichael, the Company’s Chief Executive Officer. The conversion price under the Note range from $0.02 per share if converted in the first year to $0.125 if converted in year five. The lender may convert at any time until the debenture plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender will be limited to maximum conversion of 9.99% of the outstanding Common Stock of the Company at any one time. The Note was extended subsequent to year end December 31, 2018 for one additional year with a reduction in the conversion price to $0.01 per share. The Company recorded a debt discount initially of $12,500 which was fully amortized as of December 31, 2018.

NOTE 11.	COMMITMENTS AND CONTINGENCIES

From time to time the Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business, including matters relating to product liability claims. Such product liability claims sometimes involving wrongful death or injury have historically been covered by product liability insurance, which provided coverage for each claim up to $1,000,000. During the third quarter of 2014, the Company did not renew its product liability insurance since the renewal policy amount was cost prohibitive. As of August 15, 2017, the Company has obtained Product Liability Insurance, although prior claims are not covered under the new policy. The initial term of the policy was through August 14, 2018 and was renewed through August 14, 2019. The policy was renewed through August 14, 2020.

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

Supplemental balance sheet information related to leases was as follows:

Operating Leases	Classification	September 30, 2019
Right-of-use assets	Operating right of use assets	$568,127

Current lease liabilities	Current operating lease liabilities	$95,755
Non-current lease liabilities	Long-term operating lease liabilities	472,372
Total lease liabilities		$568,127

Lease term and discount rate were as follows:

September 30, 2019
Weighted average remaining lease term (years)	5.18

Weighted average discount rate	5.91%

The component of lease costs were as follows:

Three months ended September 30, 2019
Operating lease cost	$50,939

Variable lease cost	-

Total lease costs	$50,939

The component of lease costs were as follows:

Nine months ended September 30, 2019
Operating lease cost	$92,813

Variable lease cost	-

Total lease costs	$92,813

Supplemental disclosures of cash flow information related to leases were as follows:

September 30, 2019
Cash paid for operating lease liabilities	$67,486
Operating right of use assets obtained in exchange for operating lease liabilities	$635,613

Maturities of lease liabilities were as follows as of September 30, 2019:

	Trebor Industries Office Lease	BMG Office Lease	Copier	Total lease payments
Remainder of 2019	$14,510	$14,546	$2,097	$31,153
2020	59,339	59,927	8,388	127,654
2021	61,119	61,725	8,388	131,232
2022	62,953	63,576	8,388	134,917
2023 and thereafter	114,559	116,070	2,796	233,425
Total	312,480	315,844	30,057	658,831
Less: Imputed interest	(43,263)	(43,961)	(3,031)	(90,254)
Present value of lease liabilities	$269,217	$271,833	$27,028	$568,127

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

In May 2018 the Company entered into an agreement with an employee to pay him $28 an hour in cash and $10 per hour in common stock not to exceed 40 hours a week. The stock price is determined at the end of each month using the 10-day weighted average of the stock price. In September 2019, the Company issued 1,122,751 shares of common stock valued at $14,446 an average of ($0.013) per share for accrued consulting fees of $14.446. As of September 30, 2019, the Company has not issued all of the common stock to the employee and has recorded a liability of $1,520.

Under the patent license agreement, the Company paid an initial license fee in April 2018 through the issuance of 759,422 shares of common stock with a fair value of $30,000 which is being amortized on a straight line basis over its five year term which resulted in the Company amortizing $10,500 during the nine months ended September 30, 2019. The patent license agreement further provides for royalties to be paid based on annual net revenues achieved

NOTE 12.	EQUITY AND EQUITY INCENTIVE PLAN

Common Stock

The Company had 224,311,059 and 161,086,228 common shares outstanding at September 30, 2019 and December 31, 2018, respectively.

In December 2018, the Company issued 20,000,000 shares of common stock to our CEO as an incentive bonus. As the shares are subject to continued employment by the CEO through January 2, 2020, the Company has treated the shares as issued but not as yet outstanding. Expense for the issuance is being recognized over the full vesting period, and accordingly, the Company recognized stock compensation expense of $10,576 as of December 31, 2018. During the three and nine months ended September 30, 2019 the Company recognized additional stock compensation expense of $47,998 and $138,781, respectively. The Total amount of expense recorded as of September 30, 2019 is $149,357.

On August 1, 2017, Mr. Mikkel Pitzner was appointed by the Company’s board of directors to serve on the Company’s board of directors, filling a vacancy on the board. Mr. Pitzner shall serve on the board of directors and shall hold office until the next election of directors by stockholders and until his successor is elected and qualified or until his earlier resignation or removal. The Company has agreed to pay Mr. Pitzner an annual fee of $6,000 and has issued Mr. Pitzner 3,333,333 shares of restricted common stock valued at $31,250 under a consulting agreement expiring in January 2019. In December 2018, Mr. Pitzner was issued 708,287 common shares in payment of accrued director fees through December 31, 2018. The shares were valued at $0.0195 per share, totaling $13,812, the fair value on the date of grant. During the three and nine months ended September 30, 2019 the Company recorded $0 and $31,250, respectively of stock compensation pursuant to this agreement. In August 2019 the agreement was cancelled.

In January 2019, the Company entered into an investment banking and corporate advisory agreement. The term of the agreement is for one year and provided for compensation of 2,700,000 common shares with a fair value of $29,700 plus related expenses. The shares were issued in February and March 2019. For the three and nine months ended September 30, 2019 the Company expenses $7,425 and $22,275, respectively in stock compensation.

In January 2019, the Company issued 1,000,000 common shares with a fair value of $12,500 to a consultant for general administrative advisory services for the period from December 1, 2018 through April 30, 2019, of which $0 and $10,000 was expensed during the three and nine months ended September 30, 2019, respectively.

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

In May 2019, the Company issued 1,000,000 common shares with a fair value of $16,000 to a consultant for general administrative advisory services, of which $8,000 and $10,000 was expensed during the three and nine months ended September30, 2019, respectively. In addition the Company agreed to pay the consultant $1,500 per month. If the Company acquires / merges with Mako the consultant is entitled to a $10,000 fee payable in common stock. If the Company acquires / merges with SNUBA the consultant is entitled to a $25,000 fee payable in common stock. The agreement expires on December 31, 2019.

On July 17, 2019 the Company sold 2,500,000 shares of common stock for proceeds of $25,000 ($0.01 per share).

In September 2019 the Company issued 1,250,000 shares of common stock valued at $20,375 ($0.016 per share) fair market value, pursuant to an investor relations agreement, and agreed to pay $2,500 and an additional $2,500 after 45 days for a variety of services, including investor and public relations assessment, marketing surveys, investor support, and strategic business planning. The agreement is for six months and may renew for an additional 6 months on the same terms unless either party notifies the other of non-renewal prior to the renewal date.

In August 2019 the Company issued 318,747 common shares with a fair value of $5,000 to a consultant for general administrative advisory services, of which $5,000 and $5,000 was expensed during the three and nine months ended September 30, 2019, respectively.

In September the Company issued 1,122,751 shares of common stock valued at $14,446 an average of ($0.013) per share for accrued consulting fees of $14,446.

Preferred Stock

During the second quarter of 2010, the holder of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of preferred stock. The preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company from time to time in accordance with the provisions of the Florida Business Corporation Act. Before modification, the existing Articles of Incorporation did not authorize the issuance of shares of preferred stock. The Company authorized the preferred stock for the purpose of added flexibility in seeking capital and potential acquisition targets. The amendment authorizing the issuance of shares of preferred stock grants the Board authority, without further action by our stockholders, to designate and issue preferred stock in one or more series and to designate certain rights, preferences and restrictions of each series, any or all of which may be greater than the rights of the common stock. As of September 30, 2019 and December 31, 2018, the 425,000 shares of preferred stock are owned by the Company’s Chief Executive Officer. The preferred shares have 250 to 1 voting rights over the common stock, and are convertible into 31,481 shares of common stock. The preferred stock votes with the Company’s common stock, except as otherwise required under Florida law.

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

Equity Compensation Plan Information as of September 30, 2019.

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

Options

Effective July 29, 2019 the Company issued options to purchase up to an aggregate of 22,838,094 shares of common stock to two service providers, including Mikkel Pitzner, a member of the Company’s board of directors, and Blake Carmichael, an employee of the Company and son of our CEO. The options were issued pursuant to a stock option grant agreement and are exercisable at $0.018 per share for a period of five years from the date of issuance, subject to vesting over a period of six months. The fair value of the options totaled $95,862 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 2.10%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 172%. In August 2019 8,304,761 options belonging to Mikkel Pitzner were cancelled. Stock option expense recognized during the three and nine months ended September 30, 2019 was $46,873.

Options

Effective July 29, 2019 the Company issued its chief executive officer options to purchase up to 20,761,904 shares of common stock. The options were issued pursuant to a Grant Agreement and are exercisable at $0.018 per share for a period of five years from the date of issuance, subject to vesting over a period of six months. The fair value of the options totaled $87,147 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 2.01%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 172%.

Stock option expense recognized during the three and nine months ended September 30, 2019 was $58,888.

A summary of the Company’s stock option as of September 30, 2019, and changes during the nine-month period then ended is presented below:

	Number of Options	Weighted Average Exercise Price
Options outstanding at December 31, 2018	-	$-
Options granted	43,599,998	0.018
Options exercised	—	—
Options cancelled	(8,304,761)	0.018
Options expired	-	-
Options at end of period	35,295,237	$0.018
Options exercisable at September 30, 2019	14,533,333	$0.018

At September 30, 2019 the intrinsic value of the options outstanding is $243,337 and options exercisable is $100,280.Changes in the Company’s non-vested options for the nine months ended September 30, 2019 are summarized as follows:

	Nine Months Ended September 30, 2019
	Number of Options	Weighted Average Exercise Price
Nonvested options at December 31, 2018	-	$-
Granted	43,599,998	0.018
Vested	(14,533,333)	0.018
Cancelled	(8,304,761)	0.018
Nonvested options at September 30, 2019	20,761,904	$0.018

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.0123 -$0.012	35,295,237	4.83	$0.018	14,533,333	$0.018
Totals	35,295,237	4.83	$0.018	14,533,333	$0.018

Warrants

In March 2019 we issued an accredited investor, a unit of the securities of the Company, with the unit consisting of 50,000,000 shares of common stock, par value $0.0001 per share and 50,000,000 eighteen month common stock purchase warrants exercisable at $0.01 per share in consideration of $500,000.

A summary of the Company’s warrants as of September 30, 2019, and changes during the nine-month period then ended is presented below:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at December 31, 2018	6,783,551	$0.0115
Warrants granted	50,000,000	0.01
Warrants exercised	—	—
Warrants cancelled	—	—
Warrants expired	—	—
Warrants at end of period	56,783,551	$0.01
Warrants exercisable at September 30, 2019	56,783,551	$0.01

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 -$0.0115	56,783,551	1.73	$0.01	56,783,551	$0.01
Totals	56,783,551	1.73	$0.01	56,783,551	$0.01

NOTE 13 – SEGMENTS

We had three operating segments as described below;

1. Legacy SSA Products, which sells recreational hookah diving systems.

2. High Pressure Gas Systems, which sells high pressure air and industrial gas compressor packages.

3. Ultra Dive Systems, which sells next generation electric surface supply air diving systems and electric shallow dive system that are battery operated and completely portable to the user.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Legacy SSA Products	$683,043	$737,578	$1,762,523	$1,678,328
High Pressure Gas Systems	158,370	150,152	471,063	374,335
Ultra Dive Systems	-	-	-	-
Total revenues	$841,413	$887,730	$2,233,586	$2,052,663

Cost of goods sold:
Legacy SSA Products	$555,818	$589,647	$1,375,036	$1,307,655
High Pressure Gas Systems	58,560	69,249	338,667	264,619
Ultra Dive Systems	-	-	-	-
Total cost of goods sold	$614,378	$658,896	$1,713,703	$1,572,274

Gross Profit:
Legacy SSA Products	$127,225	$147,931	$387,487	$370,673
High Pressure Gas Systems	99,810	80,903	132,396	109,716
Ultra Dive Systems	-	-	-	-
Total Gross Profit	$227,035	$228,834	$519,883	$480,389

Segment Depreciation:
Legacy SSA Products	$3,563	$9,342	$4,689	$17,798
High Pressure Gas Systems	-	-	-	-
Ultra Dive Systems	-	-	-	-
Total Segment Depreciation	$3,563	$9,342	$4,689	$17,798

Segment income / (Loss) from Operations:
Legacy SSA Products	$(246,475)	$(42,386)	$(458,213)	$(237,099)
High Pressure Gas Systems	3,680	3,548	(115,172)	(97,069)
Ultra Dive Systems	(77,153)	(4,660)	(247,104)	(4,660)
Total Segment (Loss) from Operations	$(319,948)	$(43,498)	$(820,489)	$(338,828)

	September 30, 2019	September 30, 2018
Segment assets:
Legacy SSA Products	$1,415,903	$1,077,439
High Pressure Gas Systems	176,855	264,809
Ultra Dive Systems	191,872	1,872
Total Assets	$1,784,630	$1,344,120

NOTE 14.	SUBSEQUENT EVENTS

On October 2019, the Company issued 191,087 shares of common stock valued at $4,395 as compensation to a consultant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

BWMG designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and nitrox generation systems, scuba and water safety products. We also manufacture and sell high pressure air and industrial gas compressor packages. Our product lines include:

[ ] Legacy SSA Products	This segment represents our surface supplied air (SSA) product line. We began our business making hookah diving systems in the late 1960s. Our Brownie’s Third Lung hookah systems have long been a dominant figure in gasoline powered, high-performance, and feature rich hookah systems. Taking full advantage of the proprietary compressor system, a complete series of traditional “fixed speed” electric compressors were developed for the built-in-boat market in 2005. After years of inventing, testing and development, in 2010 we introduced our variable-speed battery powered hookah system which provides divers with gasoline-free all day shallow diving experiences. We believe that these systems provide performance and runtimes as great as 300% better than the best devices previously on the market by utilizing a variable speed technology that controls battery consumption based on diver demand.

High Pressure Gas Systems	Through this segment, we design, manufacture, sell and install SCUBA tank fill systems for on-board yacht use under the brand “Yacht-Pro™”. Our systems provide complete diving packages and dive training solutions for yachts, includes Nitrox systems which allow yacht owners to fill tanks with oxygen enriched air on board. The Yacht-Pro™ compressor systems offer a completely marine-prepared, VFD (variable frequency drive)-driven, automated alternative to other compressors on the market. We also design complete dive lockers, mixed gas production and distribution systems, and the unique Nitrox Maker™. Nitrox is oxygen-enriched air, which reduces the effects of nitrogen on divers; it is the industry standard for dive professionals. The Nitrox Maker™ continuously generates the oxygen rich breathing gas directly from low-pressure air; no stored oxygen or other gases are required onboard. We believe a parallel product analogy to this device is the fresh water-maker that swept through the yachting industry over the last two-decades. While less yacht owners may opt for diving systems than fresh water-makers, there is a broad market potential for yacht owners that will want to have an uninterrupted supply of the premium breathing gas. In addition to the traditional yacht-based NitroxMaker™ systems we introduced the NMCS series, a full line of commercial products.

In August 2017, we entered into an Exclusive Distribution Agreement with Lenhardt & Wagner GmbH (“L&W”), a German-based company engaged in the development, manufacturing and sales of high pressure air and industrial gas compressor packages. Under the terms of the Exclusive Distribution Agreement, we were appointed the exclusive distributor of L&W’s complete product line in North America and South America, including the Caribbean. Pursuant to an intercompany assignment, Brownie’s High Pressure Compressor Services, Inc., our wholly-owned subsidiary (“BHPCS”), is now party to the agreement. Through BHPCS we expect to conduct business and build the brand name “L&W Americas/LWA”, establishing sales, distribution and service centers for high pressure air and industrial gas systems in the dive, fire, CNG, military, scientific, recreational and aerospace industries. Our goal will be to build a network of jobbers, dealers, installers and high-pressure compressor distributors throughout the Territory by leveraging our know-how, brand awareness, complimentary products and creating sustainable distribution and core product OEM integration relationships.

[] Ultra Dive Systems	In the continued expansion of our business, in December 2017, we formed a wholly-owned subsidiary BLU3, to develop and market a next generation electric surface supplied air diving systems electric shallow dive system that is completely portable to the user. The BLU3 line currently consists of three models targeting specific performance levels and price points – NEMO, NOMAD and NEPTUNE. In November 2018, we announced that our crowdfunding Kickstarter program for the NEMO was successfully concluded, preselling approximately 350 units. During the three and nine months ended September 30, 2019, BLU3 was in the organizational phase of its operations, during which it incurred operating expenses as well as research and development expenses. In the fourth quarter of 2019 we began shipping the NEMO and expect to report revenues in this segment during the three months ending December 31, 2019. Currently, NOMAD is a functional design prototype and NEPTUNE is a multi-diver system still in conceptual stage.

Results of Operations

Revenues, Costs of Sales and Gross Profit

Beginning with the third quarter of 2019 we began reporting our revenues, costs of goods sold and gross profit in three segments based upon these product lines. The following tables provide revenues, costs of goods sold and gross profit margins for our segments for the three and nine months ended September 30, 2019 and 2018.

Revenues

	Three Months Ended September 30,		%
	2019	2018	change
	(unaudited)	(unaudited)

Legacy SSA Products	$683,043	$737,578	(7.3)%
High Pressure Gas Systems	158,370	150,152	5.5%
Ultra Dive Systems	-	-	-
Total revenue	$841,413	$887,730	(5.2)%

Revenues

	Nine Months Ended September 30,		%
	2019	2018	change
	(unaudited)	(unaudited)

Legacy SSA Products	$1,762,523	$1,678,328	5.0%
High Pressure Gas Systems	471,063	374,335	25.8%
Ultra Dive Systems	-	-	-
Total revenue	$2,233,586	$2,052,663	8.8%

Cost of sales as a percentage of revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Legacy SSA Products	81.4%	79.9%	78.0%	77.9%
High Pressure Gas Systems	37.4%	46.1%	71.9%	70.7%
Ultra Dive Systems	-	-	-	-

Gross profit margins

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Legacy SSA Products	18.6%	20.1%	22.0%	22.1%
High Pressure Gas Systems	62.6%	53.9%	28.1%	29.3%
Ultra Dive Systems	-	-	-	-

Legacy SSA Products segment

The decline in revenues from this segment for the third quarter of 2019 from the comparable three month period in 2018 is attributable to discounts provided to retailers during the quarter. The overall increase in revenues from this segment for the first nine months of 2019 from the comparable period in 2018, however, is due to signing on of new wholesalers and dealers.

Our costs of sales as a percentage of revenues in this segment increased for three months ended September 30, 2019 as compared to the comparable period in 2018. We lost our momentum during the second half of August and all of September 2019 due to hurricane and adverse weather predictions. The overall reduction in our revenues from this segment in the third quarter of 2019 adversely impacted our margins as a result of certain fixed costs. During the nine months ended September 30, 2019 our cost of sales as a percentage of revenues remains fairly consistent with the comparable period in 2018.

High Pressure Gas Systems segment

The increase in revenues from this segment for the third quarter of 2019 from the comparable three month period in 2018 is attributable to the timing of certain product sales during the 2018 period. The overall increase in revenues from this segment for the first nine months of 2019 from the comparable period in 2018, however, reflects penetration in the breathing air market in the diving industry. We believe that recognition and acceptance of the L&W brand is growing steadily and we expect sales to increase steadily as our exposure increases.

Our costs of sales as a percentage of revenues in this segment declined 8.7% for the three months ended September 30, 2019 from the comparable period in 2018 as a result of retail sales price increase, thereby improving our margins in this segment. During the nine months ended September 30, 2019 our cost of sales as a percentage of revenues increased 1.2% from the comparable period in 2018 as a result of selling to more wholesalers/ dealers to increase our exposure which adversely impacted our gross profit margins in 2019.

Revenues from related parties

As described in Note 7 to the Notes to Condensed Consolidated Financial Statements (unaudited) appearing earlier in this report, we sell various of our products to related products. The following table provides information on the amount of revenues per reporting segments which are attributable to sales to these related parties.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Legacy SSA Products	98.1%	100%	94.3%	96.6%
High Pressure Gas Systems	1.9%	-%	5.7%	3.4%

Operating expenses

Operating expenses, consisting of selling, general and administrative expenses and research and development costs, and are reported on a consolidated basis for our operating segments. Overall, our operating expenses increased 100% for the third quarter of 2019 from the comparable period in 2018, and 63.6% for the first nine months of 2019 as compared to the first nine months of 2018.

Selling, general and administrative expenses increased 122.6% for the three months ended September 30, 2019 from the three months ended September 30, 2018, and 69.9% for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase in 2019 periods is primarily attributable to non-cash compensation expenses of $357,888 representing grants to management, together with increases in employee compensation costs and offset by a decrease in advertising expenses.

Research and development costs declined 61% for the quarter ended September 30, 2019 from the comparable period in 2018 as a result of a reduction in R&D costs associated with the Ultra Dive Systems segment. Research and development costs increased 1.8% for the first nine months of 2019 from the first nine months of 2018 which reflects costs associated with our Ultra Dive Systems segment.

Other expense, net

Other expense, net, which represents interest expense, decreased during both of the 2019 periods from the comparable periods in 2018 as a result of the elimination of amortization of debt discounts which were recognized in the 2018 period.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarized total current assets, total current liabilities and working capital (deficit) at September 30, 2019 as compared to December 31, 2018.

	September 30, 2019 (unaudited)	December 31, 2018	% change
Total current assets	$1,099,101	$966,101	13.8%
Total current liabilities	$1,208,320	$948,601	27.4%
Working capital (deficit)	$(109,219)	$17,500	(724.1)%

The increase in our current assets at September 30, 2019 from December 31, 2018 principally reflects increases in cash, inventory and prepaid expenses, offset by a decrease in accounts receivable – related parties. These changes are primarily attributable to working capital raised during the period and an increase in the inventory at our Ultra Dive Systems segment. The increase in our total current liabilities the periods presented principally reflects increases in accounts payable – related parties, customer deposits and unearned income, other liabilities which is primarily attributable to accrued vendor settlement and accrued fees for members of our board of directors, and operating lease liabilities.

The deposits had increased in early part of 2019 due to the Crowdfunding Campaign of our new product “NEMO”. We have started the production and our goal is to first deliver to the customers who pledged funds to our Crowdfunding campaign. We have already shipped more than 130 units to date and we expect the complete shipping of 380unites pledged by mid-January 2020. These deposits will be recognized as revenues as the units are shipped thus increasing the revenues in this segment.

Summary cash flows

	Nine Months Ended September 30,
	2019	2018
	(unaudited)	(unaudited)

Net cash (used) by operating activities	$(353,935)	$(47,734)
Net cash (used) by investing activities	$(96,724)	$-
Net cash provided by financing activities	$525,000	$30,000

Net cash used in operating activities for the nine months ended September 30, 2019 was primarily the result of a net loss of $826,315 and increase in our inventory, prepaid expenses and other current assets and operating leases liabilities offset by decreases in accounts receivable, including accounts receivable – related party, and increase in customer deposits, unearned revenue and other liabilities.

Net cash used in investing activities in the 2019 period reflects the purchase of molds in our Ultra Dive Systems segment.

Net cash provided by financing activities in the 2019 period reflects proceeds from the sale of our securities.

Going concern and management’s liquid plans

The condensed consolidated financial statements included herein have been prepared assuming we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the 12-month period following the date of issuance of these consolidated financial statements. We incurred losses for the three and nine months ended September 30, 2019 $321,964 and $826,315, respectively. At September 30, 2019 we had a working capital deficit of $109,219 and an accumulated deficit of $11,009,093.

Our cash flow is not sufficient to fund our operations and our growth plans. We estimate that we need to raise approximately $500,000 in additional working capital over the next 12 months, however, we do not presently have any binding commitments for such funds. We are continuing to engage in discussions with potential sources for this required additional capital, however, our ability to raise capital is somewhat limited based upon our revenue levels, net losses and limited market for our common stock. If we fail to raise additional funds when needed, or if we do not have sufficient cash flows from operations, we may be required to scale back or cease certain of our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. The Company’s management, under the supervision and with the Company’s Chief Executive Officer who also serves as our principal financial and accounting officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2019. Based upon that evaluation and the continuing material weakness in the Company’s internal control over financial reporting as described in Item 9A. of our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on June 7, 2019, the Chief Executive Officer who also serves as our principal financial and accounting officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report. We have failed to timely file certain reports with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2018 and our Quarterly Report on Form 10-Q for the period ended March 31, 2019. We do not expect that the weaknesses in our disclosure controls will be remediated until such time as we remediate the material weaknesses in our internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15 under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time the Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business, including matters relating to product liability claims. Such product liability claims sometimes involving wrongful death or injury have historically been covered by product liability insurance, which provided coverage for each claim up to $1,000,000. During the third quarter of 2014, the Company did not renew its product liability insurance since the renewal policy amount was cost prohibitive. As of August 15, 2017, the Company has obtained Product Liability Insurance, although prior claims are not covered under the new policy. The policy was renewed and is prepaid through its term and will remain in effect until its renewal date of August 14, 2020.

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

Item 2. Unregistered sales of equity securities and use of proceeds

In addition to the transactions previously reported, during the nine months ended September 30, 2019 and through November 18, 2019, the Company has issued the following securities in transactions which were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”).

In May 2019, the Company issued 1,000,000 common shares valued at $16,000 as compensation to a consultant for general administrative advisory services. The recipient was an accredited or otherwise sophisticated investor with access to business and financial information concerning the Company. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) of that act.

In July 2019, the Company sold 2,500,000 shares of common stock for proceeds of $25,000 to an accredited investor. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) of that act.

In September 2019, the Company issued 1,250,000 shares of common stock valued at $20,375 as compensation pursuant to the terms of an investor relations agreement. The recipient was an accredited or otherwise sophisticated investor with access to business and financial information concerning the Company. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) of that act.

In August 2019, the Company issued an aggregate of 318,747 common shares valued at $5,000 as compensation to a consultant for general administrative advisory services. The recipient was an accredited or otherwise sophisticated investor with access to business and financial information concerning the Company. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) of that act.

In September 2019, the Company issued an aggregate of 1,122,751 shares of common stock valued at $14,446 as compensation to a consultant for accrued consulting fees. The recipient was an accredited or otherwise sophisticated investor with access to business and financial information concerning the Company. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) of that act.

In October 2019, the Company issued 191,087 shares of common stock valued at $4,395 as compensation to a consultant. The recipient was an accredited or otherwise sophisticated investor with access to business and financial information concerning the Company. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) of that act.

As of November 18, 2019, there are 244,502,640 shares of the Company’s common stock and 425,000 shares of its Series A Convertible Preferred Stock issued and outstanding.

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

Date: November 21, 2019	Brownie’s Marine Group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Principal financial and accounting officer

