Form 10-K
period 2019-12-31
Brownie's Marine Group, Inc
filed 2020-06-29
CIK 1166708

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(MARK ONE)

[X]	Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______.

Commission file number 333-99393

BROWNIE’S MARINE GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida	90-0226181
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3001 NW 25th Avenue, Suite 1, Pompano Beach, Florida	33069
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (954) 462-5570

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
None	Not applicable	Not applicable

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.Yes [X] No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated file	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 28, 2019 ($0.017), was approximately $1,524,099.

There were 301,010,168 of common stock outstanding as of June 17, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. None.

EXPLANATORY NOTE

On March 4, 2020, the SEC issued an order (Release No. 34-88318) under Section 36 of the Exchange Act, granting exemptions from specified provisions of the Exchange Act and certain rules thereunder. On March 25, 2020, the order was modified and superseded by a new SEC order (Release No. 34-88465) that provides conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the COVID-19 outbreak (the “Order”).

The Company is filing this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Annual Report”) in reliance on the Order due to circumstances related to the COVID-19 pandemic. Pursuant to the requirements of the Order, the Company filed a Current Report on Form 8-K with the SEC on March 24, 2020 (the “Form 8-K”) indicating our intention to rely upon the Order with respect to the filing of this Annual Report, which would have otherwise been required to have been filed by March 30, 2020. In particular, the Company could not file this Annual Report within the time period specified under the Exchange Act for the reasons set forth under the Form 8-K and due to significant disruption of its business by the COVID-19 pandemic and related mitigation efforts, such as instituting remote work arrangements, which has negatively impacted the Company’s ability to prepare its Annual Report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about risks associated with:

●	our history of losses and our ability to continue as a going concern;

●	our working capital deficit;

●	our reliance on revenues from related parties;

●	the impact of the COVID-19 pandemic on the Company;

●	the superior voting rights attributable to the outstanding Series A Convertible Preferred Stock;

●	significant dilution if outstanding 6% secured convertible notes or unsecured notes are converted or if outstanding stock options and warrants are exercised;

●	the material adverse impact on our business and operations if we default under the repayment terms of the 6% secured convertible notes which mature on December 31, 2020;

●	risks associated with our common stock;

●	our dependence on Robert M. Carmichael, our Chief Executive Officer;

●	our reliance on third party vendors;

●	our reliance on discretionary consumer spending and the impact of bad weather on our operating results;

●	failure to comply with government regulations;

●	potential product liability claims; and

●	material weaknesses in our disclosure controls and internal control over financial reporting.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in Part I. Item 1A. Risk Factors appearing elsewhere in this report. Other sections of this report include additional factors, which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “BWMG,” the “Company,” “we,” “our,” “us,” and similar terms refers to Brownie’s Marine Group, Inc., a Florida corporation, and our wholly owned subsidiaries, Trebor Industries, Inc., a Florida corporation, Brownie’s High Pressure Compressor Services, Inc. (“BHCPS”), a Florida corporation and BLU3, Inc., a Florida corporation (“BLU3”). In addition, “2018” refers to the year ended December 31, 2018, “2019” refers to the year ended December 31, 2019 and “2020” refers to the year ending December 31, 2020.

We maintain a corporate website at www.browniesmarinegroup.com. Unless specifically set forth to the contrary, the information which appears on our websites or our social media platforms is not part of this report.

PART I

Item 1. Business.

General

BWMG, through its wholly owned subsidiaries, designs, tests, and manufactures tankless dive systems, yacht-based SCUBA air compressor and nitrox generation fill systems and acts as the exclusive distributor for North and South America for Lenhardt & Wagner GmbH (“L&W”) compressors in the high-pressure breathing air and industrial gas markets. Our wholly owned subsidiaries and related product lines are as follows:

Legacy SSA Products	Brownies Third Lung is our legacy surface supplied air (SSA) product line, now known as tankless diving. We began our business making tankless diving systems in the late 1960s. Brownie’s Third Lung has long been a dominant figure in the gasoline powered tankless dive system market. After years of inventing, testing and development, in 2010 we introduced our first variable-speed, lead acid battery powered, tankless dive system. In 2019 we launched the Sea Lion lithium powered, diver sensitive, depth adjustable technology achieving runtimes up to 300% greater than previous capabilities. New for 2020 is the 3-diver version of the Sea Lion. Our Legacy SSA Products also include Brownie’s Public Safety products which address emerging and niche public and marine safety market opportunities by leveraging the technical skills and assets of the company.

High Pressure Gas Systems

Our BHPCS subsidiary, doing business as LW Americas (“LWA”), promotes three product lines. LWA is the exclusive distributor of L&W’s compressors for breathing air and industrial gas industries in the western hemisphere. LWA also designs, builds and installs our YachtPro™ brand of compressors designed specifically for boating applications. Lastly, LWA manufactures our nitrox diving gas production machines under the NitroxMaker™ brand name.

Our Yacht-Pro™ compressor systems offer a completely marine-prepared, VFD (variable frequency drive)-driven, automated alternative to other compressors on the market. We also design complete dive lockers, mixed gas production and distribution systems, and the unique Nitrox Maker™. Nitrox is oxygen-enriched air, which reduces the effects of nitrogen on divers; it is the industry standard for dive professionals. The Nitrox Maker™ continuously generates the oxygen rich breathing gas directly from low-pressure air; no stored oxygen or other gases are required onboard. We believe a parallel product analogy to this device is the fresh water-maker that swept through the private island and yachting industry over the last three-decades. While less yacht owners may opt for diving systems than fresh water-makers, there is a broad market potential for yacht owners that will want to have an uninterrupted supply of the premium breathing gas. In addition to the traditional yacht-based NitroxMaker™ systems we introduced the NMCS series, a full line of commercial products aimed at providing a cost-competitive and labor utilization superior Nitrox SCUBA fill system alternative to professional dive operators globally.

In August 2017, we entered into an Exclusive Distribution Agreement with L&W. Under the terms of the Exclusive Distribution Agreement, we were appointed the exclusive distributor of L&W’s complete product line in North America and South America, including the Caribbean. Our wholly-owned subsidiary BHPCS, is party to the agreement. Through BHPCS we are conducting business direct to end-users and establishing sales, distribution and service centers for high pressure air and industrial gas systems in the dive, fire, CNG, military, scientific, recreational and aerospace industries under the brand name “L&W Americas/LWA”. We have experienced encouraging penetration in the diving and yachting markets. Our objective is to maintain that momentum and expand into other markets including industrial gases, fuel gases and specialty gas applications. Our goal is to build a network of jobbers, dealers, installers and high-pressure compressor distributors throughout the territory by leveraging our know-how, brand awareness, complimentary products and creating sustainable distribution and core product OEM integration relationships.

L&W is one of the leading product development companies in the global market of high-pressure gas applications. We are exclusively developing a sales, distribution and service capability to assist L&W with completing a worldwide network of L&W’s agencies and service centers to further leverage the innovation and value inherent to L&W products.

During the last three decades the range of L&W products has advanced as new markets developed by leveraging streamlined and vertically integrated capabilities. In addition to breathing air compressors and related peripheral equipment, L&W also offers compressors, storage and purification systems to meet the high-pressure requirements for natural gas filling stations. High-pressure inert gases such as argon, helium or nitrogen for industrial applications including welding and laser cutting, and for general laboratory use are also among the L&W product and custom engineering capabilities.

Ultra Portable Tankless Dive Systems

In the continued expansion of our business, in December 2017 we formed our wholly owned subsidiary BLU3 to develop and market a line of user friendly tankless diving systems. The BLU3 line will consist of three primary models, Nemo, Nomad and Neptune targeting wide range of divers, including shallow water divers, metal detectors, fossil hunters, boat and pool cleaners, first time divers, and anyone else who can benefit from lightweight and portable tankless dive systems ranging from 0-30 feet of depth rating.. Each product will have focuses on battery power, portability, and ease of use. In November 2018, we announced that our crowdfunding Kickstarter program for the Nemo was successfully concluded, preselling approximately 350 units. In the fourth quarter of 2019 we began shipping the Nemo and total revenue was $193,724 for the three months ending December 31, 2019. Currently, Nomad is in development in the functional prototype stage, and Neptune is a multiple diver system in the conceptual analysis stage.

The primary source of sales for BLU3 is online through its website, diveblu3.com. At the beginning of April 2020, BLU3 hired an advertising agency to manage its social media advertising and search engine optimization. As the return on investment becomes clearer, BLU3 plans to increasingly invest more of its budget into social media and pay per click advertising. BLU3 has also formed agreements with several influencers around the world to display the product in use through channels like YouTube and Instagram. This activity has yielded sales and BLU3 is actively seeking more ambassadors and affiliates to join.

In February 2020 the Company announced that it had formed a relationship with its first international distributor, Metallsoker AS, for the Nemo product. Metallsoker AS, which is headquartered in Holmestrand, Norway, has exclusive rights to sell into Norway, and surrounding territories will be considered as the partnership grows and more sales accumulate. BLU3 currently has several other dealers throughout the United States, Australia, and Panama, and the BLU3 team is increasing its efforts of forming dealer and distributor relationships. Some potential dealers have indicated that COVID-19 has caused their delay in submitting purchase orders.

Nemo was well-received at the Miami Boat Show in February 2020, generating over 20 sales in its first appearance at a trade show since pre-order fulfillment had been completed. BLU3 was in attendance inside of a booth organized by their dealer, Brownie’s Southport Divers, a related party. The boat show helped BLU3 surpass 500 total unit sales in Nemo. BLU3 expected to attend more upcoming boat shows that were cancelled due to COVID-19.

Our wholly owned subsidiaries do business under their respective trade names on both a wholesale and retail basis from our headquarters and manufacturing facility in Pompano Beach, Florida.

BLU3 Vent

In March 2020 the Company announced that that its BLU3 subsidiary had submitted a technical proposal in response to the U.S. Department of Defense DIY Hack-A-Vent Innovation Challenge and other similar initiatives seeking innovative ways to rapidly produce ventilators during this time of critical demand due to COVID-19. The original challenge indicated that the top three submissions would be selected by a panel of experts and may be offered an opportunity to produce a functioning prototype. BLU3’s proposal included utilization of an existing BLU3 technology, Nemo, at the core of the ventilator solution, which the team has named BLU3 Vent. BLU3 Vent is the product of converting the Company’s existing, software driven, inspiration sensitive, battery powered, tankless diving system to perform the behaviors of mechanical ventilation. Management of the Company believes the BLU3 Vent is unique in its ability to rapidly be converted into a device that meets all of the Hack-a-Vent requirements.

In late March, 2020, the Company was notified that the BLU3 Vent design submission was selected as number five out of 172 entries in the Hack-a-Vent challenge following Northrup Grumman, Coridea, Navsea, and L3 Harris Corp.

On April 14, 2020, the Company received a purchase order from a third-party to mature the design into a functional ventilator prototype. BLU3 Vent emerged as the first in the Hack-a-Vent challenge to pass through preliminary testing at Uniformed Services University to confirm feasibility to treat an Acute Respiratory Distress Syndrome (ARDS) inflicted patient. BLU3 Vent has been submitted initial documents for a review with the FDA at the direction and with the support of the Wright Brothers Institute (WBI) under an additional purchase order issued May 12, 2020. The project is currently on standby as the urgent demand for emergency use ventilators has declined. The team is working with WBI to be prepared in case a major demand for ventilators returns.

Some of the Company’s Products in Depth

Legacy SSA Products

Tankless Dive Systems: The Company produces a line of tankless dive products, commonly called hookah or recreational surface supplied air systems. These systems allow one to four divers to enjoy the marine environment up to a depth of up to 45 feet without the bulk and weight of conventional SCUBA gear. We believe that modern battery powered tankless diving holds greater appeal to families with children of diving age than does conventional SCUBA. The removal of barriers to entry into the sport of diving and the reduction of complicated and bulky SCUBA gear invites a broader range of the general public to participate more actively and enjoyably at their own pace and schedule. The design of our product also reduces the effort required for both its transport and continued use while exploring, cruising or traveling. We believe the PELETON™ Hose System revolutionizes hose management for tankless diving by reducing the work required of any single diver by dispersing the load over the entire group. We use a single, larger diameter hose as a main downline with up to four individual hoses attached to it. This configuration not only reduces the weight and bulk of the hose required, but also reduces drag and entanglement by placing far less hose in the water. A line of deck-mounted systems is available for light-duty commercial applications that demand portability and performance. In addition to the gasoline-powered units and the variable speed battery powered units, a series of AC electric powered systems is also available for light to commercial duty. Powered by battery for portability or household current for virtually unlimited dive duration, these units are used primarily by businesses that work in aquatic maintenance and marine environments.

BIAS (Boat Integrated Air Systems): The Company developed several tankless products and complimentary accessories that it believes makes boat diving even easier. The BIAS battery powered tankless kit allows boat builders, dealers and end users to seamlessly install a pre-packaged kit directly into the boat. The E-Reel advances this idea by adding a level-winding battery powered hose reel system to provide compact storage of up to 150 feet of hose. Boaters can perform their own in-water maintenance and inspections, or just dive for enjoyment. The hose is manually pulled from the reel supporting up to three two divers to a depth of up to 33 feet. When the dive is complete, the hose is automatically recoiled and stowed by the simple activation of a switch. In addition to supplying air to divers, BIAS is useful for supporting air horns, inflating boat fenders/water toys, activating pneumatically operated doors, and more. The company strategy is to align the easy to install, complete kit packages with boat builders, dealer and end users through a vertically targeted sales and marketing program initiative starting summer of 2020.

Kayak Diving Hose Kits: This product allows the use of a conventional SCUBA cylinder but does not require the diver to wear it by leveraging our unique QRS (quick release swivel) and hose assembly capability. The cylinder remains above the surface, in a kayak or boat, and a hose ranging from 20 feet to 150 feet allow the diver to explore the surrounding area.

We have also designed the Abdominal Aortic Tourniquet (AAT) which is designed for application in under one minute, and without specialized training. In 2010, our design team became aware of potential traditional tourniquet deficiencies and potentially avoidable fatalities in the most demanding situations. Field medic professionals approached our team for a potential solution. After working on the problem, we created an alternative tourniquet resulting in US patents 9,782,182 and 9,351,737. We believe our ATT will address the issue of how to treat an incompressible hemorrhage that cannot be tended to by use of a traditional tourniquet in the leg, groin or pelvic area. Our tourniquet is designed for quick and efficient application, restricting blood loss and possibly preventing death from wounds that were previously untreatable. We have not generated any sales of this product to date.

High Pressure Gas Systems

YachtPro SCUBA Tankfill Compressors: Many yacht owners enjoy the convenience and freedom of filling their own SCUBA diving tanks with air, NITROX or custom mixed gases while out on cruise, freeing them from carrying extra cylinders or the need to locate a reputable source in various ports-of-call. Brownie’s YachtPro specializes in the design and installation of high-end custom systems to do just that. From surveying the vessel for installation requirements to custom fabrication of the necessary components, YachtPro provides all the services necessary to satisfy this market. We believe that every large vessel currently in service, being re-fitted, or being built is a potential customer. Through OEM and marine industry relationships we have expanded our market to reach more of these customers. Our light duty compressor, the new Yacht Pro Essential is specifically designed as a turn-key kit for the boat builder optimized to integrate to onboard power systems and withstand the marine environment with all components and hardware impervious to spray from the elements. The Yacht Pro™ series contains models for both medium-duty applications, such as recreational divers and small groups, and heavy-duty use as found on research vessels, commercial operations and live-aboard dive boats. All Yacht Pro™ models come with the Variable Speed Frequency Drive reducing the initial start-up power demand typically associated with high pressure compressor systems.

Ultra-Portable Tankless Dive Systems

Our Ultra-Portable Tankless Dive systems has three separate and distinct brands unit Nemo, Nomad and Neptune. Nemo is ideal unit for snorkeling and shallow diving up to 10 feet. Nomad, a development stage product, is designed for diving up to 15 feet. Neptune, a development stage product, is designed for diving up to 35 feet. They are all battery powered.

Diving and Boating Markets

The diving and boating markets are key to the expansion of the Company’s brands. Each of these industries has experienced growth over the past several decades, but we believe each industry also has significant weaknesses. The dive industry has focused on the initial certification of SCUBA divers for revenue. According to industry data, many newly certified SCUBA divers fail to continue in the sport. Brownie’s and many industry professionals believe this is the result of divers progressing from zero or limited underwater environment experience to full SCUBA too rapidly. We believe that introducing novices to the 5 to 10 foot dive environment through our Ultra-Portable Tankless Dive systems first with limited equipment encumbrances is key to building a sustainable participant base of comfortable. Brownie’s Third Lung and BLU3 are creating product, training and easy access “resort” based dive solutions to address the emerging 10 foot to 30 foot diving market.

We continue to work with boaters to make diving easy and enhance their on-water experience by exploiting the many ways our subsidiaries’ innovation can add to their investment in boating.

Intellectual Property

Trade Names

The Company either owns or has licensed from an entity in which Robert M. Carmichael, our Chief Executive Officer, has an ownership interest, the use of the following registered and unregistered trade names, trademarks and service marks for the terms of their indefinite lives: Brownie’s Third Lung™, browniedive.com, Brownie’s, Brownie’s Third Lung oval symbol, browniedive, YachtPro, NitroxMaker™, BLU3, diveBLU3.com, BLU3 Nemo, BLU3-Vent, HELO, RES, fast float rescue harness, tankfill.com, browniestankfill, browniestankfill.com, browniespublicsafety.com, browniespublicsafety, Peleton Hose System, Twin-Trim, Kayak Diving Hose Kit, Bell Bottom Flag Bag, Brownie’s Dogsnare, SHERPA, BC keel, Garment integrated personal flotation device (GI-PFD). BHPCS operates under the published name LW Americas and LWA.

Patents

The Company owns multiple patents issued, pending, and in process related to the following:

●	Water safety and survival;

●	Garment integrated flotation devices or life jacket;

●	Collar for improved life jacket performance;

●	Combined signaling and ballast for personal flotation device;

●	Inflatable dive marker and collection bag;

●	Three dimensional dive flag;

●	Novel dive raft and float system for divers;

●	Drop weight Cummerbelt;

●	Buoyancy compensator;

●	Utility backpack;

●	Transport harness or like garment with adjustable one size component for use by a wide range of individuals; and

●	Active control releasable ballast.

License Agreement

In April 2018 the Company entered into a Patent License Agreement (the “STS Agreement”) with Setaysha Technical Solutions, LLC (“STS”) pursuant to which the Company licensed certain intellectual property, including patent rights, non-patent rights and know how from STS for use in our Ultra-Portable Tankless Dive system products. Under the STS Agreement, the Company paid an initial license fee in April 2018 through the issuance of 759,422 shares of common stock with a fair value of $30,000 which is being amortized on a straight-line basis over its five year term. The STS Agreement further provides for royalties to be paid based on annual net revenues achieved. In December 2019, the Company entered into Addendum No. 1 to the Patent License Agreement (“Addendum No. 1”) which amended the payments due upon the first commercial sale of Nemo. In accordance with Addendum No. 1, $8,250 was paid in cash and $8,250 was accrued as of December 31, 2019. The Company issued 828,221 shares of common stock with a fair value of $18,635 in satisfaction of $13,500 for the first commercial sale. The Company accrued $13,828 in December 2019 as royalty payments for the fourth quarter commercial sales of Nemo.

Marketing

Print Literature, Public Relations, and Advertising

We have in-house graphic design capability to create and maintain product support literature, catalogs, mailings, web-based advertising, newsletters, editorials, advertorials, and press releases. We also, from time-to-time, target specific markets by selectively advertising in journals and magazines that we believe reach our potential customers. In addition, we strive to issue press releases, newsletters, and social media postings periodically to keep the public informed of our latest products and related endeavors. In May 2020, we engaged a professional marketing agency to modernize the Brownie’s Third Lung customer acquisition capabilities with Sea Lion and BIAS products as key objectives. The marketing firm is developing and implementing an initial strategy to leverage our existing browniedive.com web site and related support materials for the current summer season while a completely new digital strategy is being developed in time for the fall season. Leveraging the range of new battery powered tankless diving technologies and boat builder OEM kits to move the product reach beyond the current regional scope to a global brand is central to the goal. In the first quarter of 2020, BLU3 engaged Mr. Launch to enhance the online presence of the world’s smallest dive system, Nemo. Subsequently, Mr. Launch showcased the development of the BLU3-Vent project and our rapid product development capabilities.

Tradeshows

In 2019, the Company was represented either through their own presence or by a dealer at the following annual trade shows: The Miami Yacht and Brokerage Show, The Fort Lauderdale International Boat Show, the Palm Beach Boat Show, the Seattle Boat Show, Diving Equipment and Marketing Association, International Boat Builders Exhibition, the Annapolis Sail Boat Show and the Annapolis Power Boat Show. Due to COVID-19 we have not determined which boat shows we will attend or have a presence during 2020 and have shifted much of our focus to online marketing.

Websites

The parent Company’s main website is www.browniesmarinegroup.com. Each of our subsidiaries and certain of our products have a unique website: www.BrownieDive.com, www.diveBLU3.com, www.LWAmericas.com, www.Tankfill.com, and http://www.abdominalaortictourniquet.com. Additionally, many of our products are marketed on some of our customers’ websites. In addition to these websites, numerous other websites have quick links to the Company’s website. Our products are available both domestically and internationally. Internet sales and inquiries are also supported by the Company.

Distribution

Our products are distributed to our customers primarily by common carrier.

Product Research and Development (R&D)

We continuously work to provide our customers with both new and improved products. We offer research and development services to not only the related entities we license our patents and trademarks from, but also to other customers as well. R&D services for customers and the related entities are invoiced in the normal course of business. In addition, we are working on internal research and development projects as well as collaborating with others toward the goal of developing some of our own patentable products. Research and development costs for 2019 and 2018, were $67,161 and $113,920, respectively.

Government Regulation

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

Customers

We have historically been predominantly a wholesale distributor to retail dive stores, marine stores, boat dealers and builders. This includes more than 100 active independent Brownie’s and L&W dealers. In response to modern trends influenced by the “Amazon affect” over the last few years and now more recently with COVID-19, a greater mix of consumer direct engagement is occurring. We anticipate the continuation of consumer direct sales growth stimulated in part by the new marketing efforts and broader consumer appeal of the battery-powered tankless dive systems. We retail our products to include, but not limited to, boat owners, recreational divers and commercial divers. The Company sells to three entities owned by the brother of Robert M. Carmichael, the Company’s Chief Executive officer, and three companies owned by him. Combined sales to these six entities for 2019 and 2018, represented 22% and 28%, respectively, of total net revenues.

The majority of L&W high pressure compressors and NitroxMaker™ systems have been sold to commercial dive stores, dive operators (resorts and liveaboard dive boats) and to law enforcement agencies.

Sales of YachtPro™ compressor systems have been split between retail sales directly to consumers and wholesale sales to OEM boat builders/resellers/brokers.

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

Competition

We consider the most significant competitive factors in our business to be fair prices, feature advantages, shopping convenience, the variety of available products, knowledgeable sales personnel, rapid and accurate fulfillment of orders, and prompt customer service. We currently recognize one significant competitor in gasoline powered hookah sales and a variety of competitors in high-pressure tankfill systems sales. Products from the gasoline powered hookah competitor and those from one of the tankfill competitors appear to be very similar to ours at first glance, but lack many of what we believe are our patently superior feature advantages. We believe there is limited competition for our BLU3, Sea Lion and BIAS systems products Brownie’s competitors in the high pressure tankfill market are typically focused on traditional dive stores and fire department air service. Several are large multi-national companies. We compete with the large multi-national companies by constantly adapting to the yacht market or Nitrox integration.

Overall, we are operating in a moderately competitive environment. We believe that the price structure for all the products we distribute compares favorably with the majority of our competitors based on quality and available features. We believe our newest and most novel technologies are separating us from a growing pack of older technology competitors.

Personnel

We currently have 20 full time employees at our facility in Pompano Beach, Florida. We utilize consultants when needed in the absence of available in-house expertise. Our employees are not covered by a collective bargaining agreement.

Seasonality

Our product lines have historically been seasonal in nature in the U.S. The peak season for Legacy Products is the second and third quarters of the year. The peak season for High Pressure products is the fourth and first quarters of the year. We are able to shift cross-trained factory and warehouse personnel between the two product categories as needed to flatten the seasonal impact. The new BLU3 product line may emerge as less seasonally influenced enterprise due to the potential global appeal. The Company is able to minimize the down time normally associated with seasonal business cycles.

Our History

Our company was formed under the laws of the state of Nevada in November 2001. In October 2015 we reincorporated our company in the State of Florida. Our wholly owned subsidiary, Trebor Industries, Inc., was organized under the laws of the State of Florida in 1981.

Additional information

We file annual and quarterly reports on Forms 10-K and 10-Q, current reports on Form 8-K and other information with the Securities and Exchange Commission (“SEC” or the “Commission”). The Commission also maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission.

Other information about the Company can be found on our website www.browniesmarinegroup.com. Reference in this document to that website address does not constitute incorporation by reference of the information contained on the website.

Item 1A. Risk Factors.

Investing in our common stock involves risks. In addition to the other information contained in this report, you should carefully consider the following risks before deciding to purchase our common stock. The occurrence of any of the following risks might cause you to lose all or a part of your investment, and certain of these risks may be further exacerbated by the continuing impact of the COVID-19 pandemic on the Company and our industry. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to “Cautionary Statement Regarding Forward-Looking Statements” for more information regarding forward-looking statements.

We have a history of losses.

We incurred net losses of $1,421,740 and $1,302,985, respectively, for 2019 and 2018. At December 31, 2019 we had an accumulated deficit of $11,604,518. While our revenues increased 16.7% for 2019 from 2018, and our gross profit margin increased from 12.4% in 2018 to 15.1% in 2019, our gross profit does not provide sufficient funds to pay our operating expenses. In 2019, our selling, general and administrative expenses, or “SG&A”, increased 37.3% from 2018. Unless we are able to improve our gross profit margins, which we do not presently believe if feasible, we will continue to report net losses in future periods. In such event, we may not have sufficient funds to pay our operating expenses and other obligations as they become due.

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our consolidated financial statements appearing later in this report have been prepared assuming we will continue as a going concern. We have sustained recurring losses from operations and have a net capital deficiency. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our working capital deficit has increased substantially at December 31, 2019 as compared to December 31, 2018.

At December 31, 2019, we had a cash balance of approximately $71,000 and a working capital deficit of approximately $405,000 as compared to a cash balance of approximately $79,000 and working capital of approximately $17,500 at December 31, 2018. We used approximately $510,000 in net cash in our operations in 2019 as compared to approximately $90,000 of net cash used in operations in 2018. Our principal sources of liquidity are sales of equity and debt securities, including through sales to related parties. In addition, in May 2020 we obtained an unsecured $159,600 PPP Loan. We do not have any firm commitments to raise additional working capital. As we are a small company who stock is quoted on the OTC Markets, we expect to encounter difficulty in raising working capital upon terms and conditions satisfactory to us, if at all. There is no assurance that we will be successful in obtaining funding to continue operations, particularly in light of the current impact of the coronavirus on the U.S. capital markets.

We rely on revenues from related parties.

As later discussed in this report, we generate revenues from sales to related parties, which accounted for 22.3% of our net revenues in 2019 and 27.8% of our net revenues in 2018. The loss of revenues from these related parties would have a material adverse impact on our business, results of operations and financial condition in future periods.

COVID-19 has negatively affected our company during the first and second quarters of 2020.

Our company is located in South Florida. As part of the State of Florida’s response to the COVID-19 pandemic, in April 2020 the Governor of Florida issued a “stay at home” order and for the protection of our employees and customers, we temporarily reduced non-essential staffing at our corporate office and altered work schedules at our manufacturing and warehouse facilities. In addition, some of our senior management and our office personnel began working remotely and maintaining full capabilities to serve our customers. During this initial period our business was adversely impacted by the decline in discretionary spending and travel restrictions or travel bans as a result of the COVID-19 pandemic and during the first quarter and part of the second quarter of 2020 we experienced order cancellations. Accordingly, our revenues were materially impacted during the first and second quarters of 2020. On May 4, 2020 the Florida “stay at home” order was lifted and the phased reopening of the State of Florida began. Our personnel have returned to full time work at our corporate office and manufacturing and warehouse facilities and our operations have returned to “pre-stay at home” levels. Our revenues have also begun returning to comparable 2019 period levels beginning in mid-May 2020. Our loss of revenues will materially impact our liquidity, and we do not expect to be able to access the capital markets for additional working capital. There are no assurances that we will not experience further adverse impact on our business and operations as a result the COVID-19 pandemic.

The voting rights of our Series A Convertible Preferred Stock are superior to those of shares of our common stock.

We currently have outstanding 425,000 shares of our Series A Convertible Preferred Stock which is held by Mr. Robert M. Carmichael, our Chief Executive Officer. Each share of Series A Convertible Preferred Stock entitles the holder to 250 votes on any matter submitted to our shareholders for a vote, and those shares vote as one class with our common shareholders. Accordingly, the Series A Convertible Preferred Stock grants Mr. Carmichael superior voting rights and may enable him to determine the outcome of any matter voted upon by our shareholders to the determent of the common shareholders.

The issuance of shares of our common stock upon conversion of outstanding 6% secured convertible notes may cause immediate and substantial dilution to our existing shareholders. We may not have sufficient funds to repay the notes at maturity.

We presently have $100,000 principal amount of 6% secured convertible notes outstanding which were originally issued in 2017. These securities are convertible at the option of the holders in shares of our common stock at a conversion price of $0.01. At May 31, 2020, there were 11,496,700 shares of our common stock issuable upon the conversion of the principal and accrued interest due under those notes. The issuance of shares of our common stock upon any conversion of the 6% secured convertible notes will result in dilution to the interests of other shareholders. In addition, these notes mature on December 31, 2020. There are no assurances we will have sufficient funds available to satisfy the notes at maturity, or that one or both of the holders will elect to convert the notes into shares of our common stock. Each of these notes are secured by an amount of our assets sufficient to satisfy the obligations under the note. If we were to default under the repayment of the note, the noteholder could seek to foreclose on a portion of our assets which would materially adversely impact our business as it is currently conducted.

The issuance of shares of our common stock upon exercise of our outstanding options and warrants, or the conversion of unsecured notes or the Series A Convertible Preferred Stock may cause immediate and substantial dilution to our existing shareholders.

In addition to 6% secured convertible notes, we presently have vested and unvested options and warrants that if exercised would result in the issuance of an additional 87,903,962 shares of our common stock, and our Series A Convertible Preferred Stock is presently convertible into an additional 23,320 shares of common stock, together with a $10,000 convertible note with a conversion price equal to 30% of the average of the four highest closing bid prices over the preceding five trading days prior to the date of conversion. The issuance of shares upon exercise of warrants and options and/or the conversion of shares of our Series A Convertible Preferred Stock and/or the conversion of this additional convertible note will result in dilution to the interests of other shareholders.

Our common stock may be affected by limited trading volume and may fluctuate significantly.

Our common stock is quoted on the Pink tier of the OTC Markets. There is a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Thinly traded common stock can be more volatile than common stock traded in an active public market. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

Our company is a voluntary filer with the Securities and Exchange Commission and in the event that we cease reporting under the Exchange Act, investors would have limited information available to them about the company.

While we are voluntarily file reports with the SEC under Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we do not have a class of securities registered under Section 12(g) of the Exchange Act. To the extent that our duty to file Exchange Act reports has automatically suspended under Section 15(d) of the Exchange Act, as a voluntary filer, we may elect to cease reporting under the Exchange Act at such time which would limit the information available to investors and shareholders about the company.

Our common stock is deemed to be “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is deemed to be “penny stock” as that term is defined under the Exchange Act . Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges. Our common stock is covered by an SEC rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, which are generally institutions with assets in excess of $5,000,000, or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.

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

Our success largely depends on the efforts and abilities of Robert M. Carmichael, our Chairman, President and Chief Executive Officer. Mr. Carmichael has been instrumental in securing our existing financing arrangements. Mr. Carmichael is primarily responsible for the development of our technology and the design of our products. The loss of the services of Mr. Carmichael could materially harm our business because of the cost and time necessary to recruit and train a replacement. Such a loss would also divert management attention away from operational issues. We do not presently maintain a key-man life insurance policy on Mr. Carmichael.

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

Our success depends in part on our ability, and the ability of our patent and trademark licensors, entities owned and controlled by Robert M. Carmichael to obtain and defend our intellectual property, including patent protection for our products and processes, preserve our trade secrets, defend and enforce our rights against infringement and operate without infringing the proprietary rights of third parties, both in the United States and in other countries. Despite our efforts to protect our intellectual proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection.

Our industry is characterized by frequent intellectual property litigation based on allegations of infringement of intellectual property rights. Although we are not aware of any intellectual property claims against us, we may be a party to litigation in the future.

We rely on third party vendors and manufacturers.

We deal with suppliers on an order-by order basis and have no long-term purchase contracts or other contractual assurances of continued supply or pricing. In addition, we have no long-term contracts with our manufacturing sources and compete with other companies for production facility capacity. Historically, we have purchased enough inventories of products or their substitutes to satisfy demand. However, unanticipated failure of any manufacturer or supplier to meet our requirements or our inability to build or obtain substitutes could force us to curtail or cease operations. Certain of our product components are manufactured in China. We have experienced delays and also expect continued delays in our supply chain, including component products, which are manufactured in China. As a result of these uncertainties of COVID 19, we are unable to predict the overall impact on our company at this time. Our loss of revenues will materially impact our liquidity, and we do not expect to be able to access the capital markets for additional working capital. Our senior management will continue to monitor our situation on a daily basis, however, we expect that these factors and others we have yet to experience will materially adversely impact our company, its business and operations for the foreseeable future.

We dependent on consumer discretionary spending.

The success of our business depends largely upon a number of factors related to consumer spending, including current and future economic conditions affecting disposable consumer income such as employment, business conditions, tax rates, and interest rates. In times of economic uncertainty, consumers tend to defer expenditures for discretionary items, which effects demand for our products. Any significant deterioration in overall economic conditions that diminishes consumer confidence or discretionary income can reduce our sales and adversely affect our financial results. The impact of weakening consumer credit markets; layoffs; corporate restructurings; higher fuel prices; declines in the value of investments and residential real estate; and increases in federal and state taxation can all negatively affect our results. There can be no assurance that in this type of environment consumer spending will not decline, thereby adversely affecting our growth, net sales and profitability or that our business will not be adversely affected by continuing or future downturns in the economy, boating industry, or dive industry. If declines in consumer spending on recreational marine accessories and dive gear are other than temporary, we could be forced to curtail or cease operations. The decline in discretionary spending and travel restrictions or travel bans as a result of the COVID-19 pandemic has, and is expected to continue to, materially adversely impact our operations beginning with the first quarter of 2020. During the first quarter of 2020 and through June 2020 we have experienced order cancellations, and we expect that trend to continue until such time as the full impact of the virus is known, travel restrictions are lifted, beaches are reopened, and our customers begin resuming normal activities, including historic levels of discretionary spending in our market segment.

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

We, like any other retailer, distributor and manufacturer of products that are designed for recreational sporting purposes, face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. Such claims may include, among other things, that our products are designed and/or manufactured improperly or fail to include adequate instructions as to proper use and/or side effects, if any. We do not anticipate obtaining contractual indemnification from parties supplying raw materials, manufacturing our products or marketing our products. In any event, any such indemnification if obtained will be limited by our terms and, as a practical matter, to the creditworthiness of the indemnifying party. While we currently have product liability insurance, any claim that arose prior to 2017 would not be covered. In the event that we do not have adequate insurance or contractual indemnification, product liabilities relating to defective products could have a material adverse effect on our operations and financial conditions, which could force us to curtail or cease our business operations.

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

Item 2. Properties.

Our Pompano Beach, Florida facilities are comprised of two adjoining properties totaling approximately 16,566 square feet of leased space the bulk of which is factory and warehouse space. Terms of the initial lease covering approximately 8,541 square feet included a 37-month term commencing on September 1, 2014; payment of $5,367 security deposit; base rent of approximately $4,000 per month over the term of the lease plus sales tax; and payment of 10.76% of annual operating expenses (i.e., common areas maintenance), subject to periodic adjustment. On December 1, 2016, we entered into an amendment to the initial lease agreement, commencing on October 1, 2017, extending the term for an additional 84 months, expiring September 30, 2024. The base rent was increased to $4,626 per month with a 3% annual escalation throughout the amended term.

On November 11, 2018, the Company entered a new lease agreement for an additional 8,025 square feet adjoining its existing facility in Pompano Beach, Florida. Terms of the new lease include a 69-month term; a $6,527 security deposit; initial base rent of approximately $4,848 per month escalating at 3% per year during the term of the lease plus Florida state sales tax and payment of 10.11% of the buildings annual operating expenses (i.e., common area maintenance) subject to adjustment as provided in the lease.

We believe that the facilities are suitable for their intended purpose, are being efficiently utilized and provide adequate capacity to meet demand for the foreseeable future.

Item 3. Legal Proceedings.

The Company, Trebor and other third parties, are each named as co-defendants under actions initially filed in March 2015 in the Circuit Court of Broward County under Case No. CACE15-03238 and CACE-16-0000242 by the Estate of Ernesto Rodriguez, claiming wrongful death and products liability resulting in the decedent’s drowning death while using a Brownie’s Third Lung product. Plaintiff claimed damages exceeding $1,000,000. During early 2020 an offer of settlement for $50,000 was made by the Company. The settlement was accepted and the Circuit Court in and for Broward County, Florida entered an Order on May 13, 2020 which approved the settlement. The Final Order of Dismissal was entered on behalf of the Company and Trebor on May 19, 2020. The $50,000 settlement amount is payable in installments through May 19, 2022.

Item 4. Mine Safety Disclosure.

Not applicable to our company.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is quoted on the Pink tier of the OTC Markets under the symbol “BWMG”. On June 16, 2020, the closing sale price of our common stock was $0.0299 per share.

Holders of Common Stock

As of June 17, 2019, the Company had approximately 385 shareholders of record.

Dividends

We have not paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any earnings, if any, to finance the growth of the business. We cannot assure you that we will ever pay cash dividends. Whether we pay any cash dividends in the future will depend on our financial condition, results of operations and other factors that the board of directors will consider. In addition, under Florida law, we may declare and pay dividends on our capital stock either out of our surplus, as defined in the relevant Florida statutes, or if there is no such surplus, out of our net profits for the year in which the dividend is declared and/or the preceding year. If, however, the capital of our company computed in accordance with the relevant Florida statutes, has been diminished by depreciation in the value of our property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, we are prohibited from declaring and paying out of such net profits any dividends upon any shares of our capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired.

Sales of Unregistered Securities

In addition to sales of our unregistered common stock which we have previously reported, we have also issued the following shares:

●	Between January1, 2020 and June 12, 2020 the Company issued an aggregate of 330,636 shares of common stock to an employee as partial compensation for services performed in December 2019 and the first five months of 2020 valued at $9,520. The recipient was a sophisticated investor which access to business and financial information on the Company and the issuances were exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) of that act;

●	On January 11, 2020 the Company entered into a Consulting Agreement with BizLaunch Advisors, LLC to provide the Company with outside CFO advisory and related services. As compensation the Company agreed to pay the consultant a monthly retainer of $2,000 and issued it a three year option to purchase 2,000,000 shares of common stock at an exercise price of $0.0229 per share. In May 2020 the Company terminated the agreement but the option remains outstanding. The recipient was a sophisticated investor which access to business and financial information on the Company and the issuances were exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) of that act;

●	On April 9, 2020 the Company entered into an Investor Relations Consulting Agreement with HIR Holdings, LLC pursuant to which the Company engaged the firm to provide investor relations services. The term of the agreement is for a minimum guaranteed period of six months, and thereafter is cancellable by either party upon 30 days notice to the other party. As compensation the Company issued the consultant 3,000,000 shares of its common stock valued at $105,000. The recipient was a sophisticated investor which access to business and financial information on the Company and the issuances were exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) of that act; and

●	On April 9, 2020 the Company also entered into a Corporate Communication Consulting Agreement with Impact IR Inc. pursuant to which the Company also engaged this firm to provide investor relations services. The term of the agreement is six months. As compensation the Company issued the consultant 2,000,000 shares of its common stock valued at $70,000. The recipient was a sophisticated investor which access to business and financial information on the Company and the issuances were exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) of that act.

Item 6. Selected Financial Data.

Information not required by smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

BWMG designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and nitrox generation systems, scuba and water safety products. We also manufacture and sell high pressure air and industrial gas compressor packages. Our product segments are Legacy SSA Products, High Pressure Gas Systems and Ultra Portable Tankless Dive Systems.

The Impact of the COVID-19 Pandemic on our Company

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country have imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures have begun to have a significant adverse impact upon many sectors of the economy, including retail commerce.

In response to these measures, the “stay at home” order issued in April 2020 by the Governor of the State of Florida where our business is located, and for the protection of our employees and customers, we temporarily reduced non-essential staffing at our corporate office and altered work schedules at our manufacturing and warehouse facilities. In addition, some of our senior management and our office personnel began working remotely and maintaining full capabilities to serve our customers. Earlier, in mid-March 2020 we had taken steps to increase production to build up our finished goods inventory as well as purchasing additional raw material inventory items thereby allowing us to maintain production if supply chain interruptions were to happen. During the beginning of the second quarter of fiscal 2020 we experienced an impact on our sales to our brick and mortar customers as many of the retail dealer stores temporarily closed. In response, we ramped up our direct to consumer engagement. On May 4, 2020 the Florida “stay at home” order was lifted and the phased reopening of the State of Florida began. We have resumed all of our historic operations, and all personnel have returned to full time work at our corporate office and manufacturing and warehouse facilities. In addition, our historic attendance at boat shows and similar marketing events has been an important part of our marketing and sales strategy. As we do not expect that those type of events will be held in 2020 as a result of the COVID-19 pandemic, we have migrated our marketing focus to online marketing in an effort to maintain product visibility. While our revenues began returning to comparable 2019 period levels beginning in mid-May 2020, we anticipate the impact of COVID-19 on the quarter ended June 30, 2020 will be material, although we are not able to quantify an impact at this time.

To further bolster our working capital, on May 12, 2020, we received a loan in the principal amount of $159,600 (the “SBA Loan”), under the Paycheck Protection Program (“PPP”), which was established under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration. The intent and purpose of the PPP is to support companies, during the COVID-19 pandemic, by providing funds for certain specified business expenses, with a focus on payroll. As a qualifying business as defined by the SBA, we are using the proceeds from this loan to primarily help maintain our payroll as we navigate our business with a focus on returning to normal operations.

The term of the note is two years, though it may be payable sooner in connection with an event of default under the Note. The SBA Loan carries a fixed interest rate of one percent per year, with the first payment due seven months from the date of initial cash receipt. Under the CARES Act and the PPP, certain amounts of loans made under the PPP may be forgiven if the recipients use the loan proceeds for eligible purposes, including payroll costs and certain rent or utility costs, and meet other requirements regarding, among other things, the maintenance of employment and compensation levels. We intend to use the SBA Loan for qualifying expenses and to apply for forgiveness of the SBA Loan in accordance with the terms of the CARES Act.

While we are not able to estimate the ultimate impact of the COVID-19 pandemic on our financial condition and future results of operations, depending on the prolonged impact of the COVID-19 outbreak, this situation will have a significant adverse effect on our reported results of operations for the six months ended June 30, 2020 and possibly beyond. The extent to which the coronavirus impacts our results and financial condition, however, will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge and the actions to contain and treat its impacts, among others.

Results of Operations

Net Revenues, Costs of Revenues and Gross Profit

Overall, our net revenues increased 16.7% in 2019 from 2018, which included an increase of 25.6% in net revenue from sales to third parties which was offset by a decrease of 6.2% in sales to related parties. Our cost of revenues in 2019 was 84.9% of our total net revenues as compared to 87.6% in 2018. Included in our cost of revenues are royalty expenses we pay to Robert M. Carmichael which increased 90.7% in 2019 from 2018. We reported a gross profit margin of 15.1% in 2019 as compared to 12.4% in 2018.

Beginning with the third quarter of 2019 we began reporting our net revenues, costs of revenues and gross profit in three segments based upon these product lines. The following tables provides net revenues, costs of revenues which is exclusive of the royalties we pay Mr. Carmichael and gross profit margins for our segments for 2019 and 2018.

Net Revenues

	Year Ended December 31,		%
	2019	2018	change

Legacy SSA Products	$2,073,330	$2,098,432	(1.2)%
High Pressure Gas Systems	700,654	443,775	57.9%
Ultra-Portable Tankless Dive Systems	193,724	-	100%
Total revenue	$2,967,678	$2,542,207	16.7%

Cost of revenues as a percentage of net revenues

	Year Ended December 31,
	2019	2018

Legacy SSA Products	86.6%	92.7%
High Pressure Gas Systems	67.7%	63.4%
Ultra-Portable Tankless Dive Systems	128.6%	-

Gross profit(loss) margins

	Year Ended December 31,
	2019	2018

Legacy SSA Products	13.4%	7.3%
High Pressure Gas Systems	32.3%	36.6%
Ultra-Portable Tankless Dive Systems	(28.6)%	-

Legacy SSA Products segment

The decline in net revenues from this segment for 2019 from 2018 is attributable to discounts provided to retailers during the year.

Our costs of revenues as a percentage of net revenues in this segment decreased in 2019 as compared to 2018. The decrease in cost of revenues is due to bulk buying resulting in lower costs, and in some cases, we changed vendors to get lower prices on materials purchased.

High Pressure Gas Systems segment

The increase in net revenues from this segment for 2019 from 2018, reflects penetration in the breathing air market in the diving industry. We believe that recognition and acceptance of the L&W brand is growing steadily and we expect sales to increase steadily as our exposure increases.

Our cost of revenues as percentage of net revenue increased in 2019 from 2018 as a result of selling to more wholesalers/ dealers to increase our exposure which adversely impacted our gross profit margins.

Ultra Portable Tankless Dive Systems

We started building and shipping our Ultra Portable Tankless Dive Systems(Nemo) in the third quarter of 2019. Our immediate goal was to ship to all the customers who had pledged funds through crowdfunding programs. The revenue was recognized for these shipped unit.

Our cost of revenue from this segment as percentage of net revenues in 2019 may not be reflective of our margins on this segment in future periods. During 2019 we sold these initial units at a much larger discounts than are being offered in 2020 in order to introduce our product to the market. In addition, during 2019 we recorded a one-time patent license fee of $30,000 for the first commercial sale of Nemo and royalty payments for units shipped in the fourth quarter of 2019. We will incur royalty payments on an ongoing basis under the terms of the STS Agreement.

Operating Expenses

Operating expenses, consisting of SG&A and research and development costs, and are reported on a consolidated basis for our operating segments. Overall, our operating expenses increased 30.5% for the 2019 from 2018.

SG&A increased 37.3% for 2019 from 2018 which is primarily attributable to non-cash compensation expenses of $320,208 representing grants to management, together with increases in employee compensation costs of approximately $81,000.

Research and development costs declined 41.0% for 2019 from 2018 as a result of a reduction in R&D costs associated with the Ultra-Portable Tankless Dive Systems segment.

Total Other Expense

Total other expense declined 52.3% in 2019 from 2018, which is primarily attributable to a loss on extinguishment of debt of $131,000 related to the modification for conversion price of convertible notes in 2019 offset by a decrease in interest expense in 2019 from 2018 of $289,349 related to the conversion of convertible debt in 2018.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarized total current assets, total current liabilities and working capital (deficit) at December 31, 2019 as compared to December 31, 2018.

	December 31,	December 31,	% of
	2019	2018	change
Total current assets	$998,304	$966,101	3.3%
Total current liabilities	$1,402,941	$948,601	47.9%
Working capital (deficit)	$(404,637)	$17,500	2,412.2%

The increase in our current assets at December 31, 2019 from December 31, 2018 principally reflects increases in accounts receivable, net offset by decreased in cash, accounts receivable – related parties, inventory, net, and prepaids. The increase in our total current liabilities principally reflects increases in accounts payable and accrued liabilities, accounts payable – related parties, operating lease liabilities, other liabilities which is related to the accrued amount for legal contingency and interest due on convertible debentures, offset by declines in customer deposits and unearned income.

Summary Cash Flows

	Year Ended December 31,
	2019	2018

Net cash (used) by operating activities	$(509,639)	$(89,314)
Net cash (used) by investing activities	$(96,725)	$(12,800)
Net cash provided by financing activities	$598,200	$30,000

Net cash used in operating activities for 2019 was primarily the result of a net loss of $1,421,740, an increase in our accounts receivable and a decrease in customer deposits and unearned income, offset by decreases in accounts receivable – related party and prepaid expenses and increases in accounts payable, accrued liabilities, accounts payable-related parties and other liabilities.

Net cash used in investing activities in 2019 reflects the purchase of molds in our Ultra-Portable Tankless Dive Systems segment.

Net cash provided by financing activities in 2019 period reflects proceeds from the sale of our securities and loan payable, offset by the repayment of loan payable.

Going Concern and Management’s Liquidity Plans

The consolidated financial statements included herein have been prepared assuming we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the 12-month period following the date of issuance of these consolidated financial statements. We incurred losses for 2019 of $ 1,421,740 and at December 31, 2019 we had a working capital deficit of $404,637 and an accumulated deficit of $11,604,518.

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

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition, valuation of inventory, intangible assets, and equity based transactions. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our audited consolidated financial statements appearing elsewhere in this report.

Recent Accounting Pronouncements

The recent accounting standards that have been issued or proposed by the Financial Accounting Standards Board (FASB) or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. These recent accounting pronouncements are described in Note 1 to our notes to consolidated financial statements appearing later in this report.

Off balance Sheet Arrangements

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements appear beginning at page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under Exchange Act. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer who also serves as our principal financial and accounting officer, concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting described below. A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

Our management, including our Chief Executive Officer who also serves as our principal financial and accounting officer, have evaluated the effectiveness of the design and operations of our disclosure controls and procedures (defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of the end of the periods covered by this report. Based upon the evaluation, our Chief Executive Officer who also serves as our principal financial and accounting officer have concluded that the disclosure controls and procedures as of December 31, 2019 were not effective due to the material weaknesses identified below.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. The framework used by management in making that assessment was the criteria set forth in the documents entitled “2013 Internal Controls – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2019 and the material weaknesses in internal controls over financial reporting (“ICFR”) existed as more fully described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCOAB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses, which have caused management to conclude that as of December 31, 2019 our ICFR were not effective at the reasonable assurance level:

●	There are an insufficient number and lack of qualified accounting department and administrative personnel and support;

●	There are insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to GAAP and SEC disclosure requirements;

●	Insufficient segregation of duties, oversight of work performed and lack of controls in our finance and accounting functions due to limited personnel;

●	The Company’s systems that impact financial information and disclosures have ineffective information technology controls;

●	Inadequate controls surrounding revenue recognition, to ensure that all material transactions and developments impacting the financial statements are reflected and properly recorded; and

●	Management evaluation of 1) the disclosure controls and procedures and 2) internal control over financial reporting was not sufficiently comprehensive due to limited personnel.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, management believes that the consolidated financial statements included in this Form 10-K present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Internal Control Remediation Efforts. Management expects to remediate the material weaknesses identified above as follows:

●	Management has leveraged and will continue to leverage experienced consultants to assist with ongoing GAAP, U.S. Securities, and Exchange Commission compliance requirements. We intend to expand our finance department through the hiring of a certified public accountant to strengthen the segregation of duties, internal controls and enhance our current staff.

●	Segregation of duties will be analyzed and adjusted Company-wide as part of the internal controls implementation and documentation of those controls and procedures that is expected to commence in 2020.

●	The Company plans on evaluating various accounting systems to enhance our system controls.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following are our executive officers and directors.

Name	Age	Position

Robert M. Carmichael	57	Chairman, President, Chief Executive Officer and principal financial and accounting officer
Blake Carmichael	25	Chief Executive Officer and President of BLU3
Charles F. Hyatt	52	Director
Jeffrey Guzy	68	Director

Robert M. Carmichael. Since April 16, 2004, Mr. Carmichael has served as BWMG’s Chairman, President, and Chief Executive Officer. He also serves as our principal financial and accounting officer. From March 23, 2004 through April 16, 2004, Mr. Carmichael served as the Company’s Executive Vice-President and Chief Operating Officer. Mr. Carmichael has served as president of Trebor Industries since 1986. Mr. Carmichael is the holder and co-holder of numerous patents, some of which are used by Trebor Industries and several other major companies in the diving industry. Mr. Carmichael was selected to serve on the board of directors for his general business management with specific experience in diving industry. Robert M. Carmichael is the father of Blake Carmichael.

Blake Carmichael. Since December 2017, Mr. Carmichael has served as Chief Executive Officer of BLU3. He joined our company in May 2017 as an electrical engineer with a primary focus to develop new battery powered hookah diving products. Mr. Carmichael graduated from Florida Atlantic University in May 2017 with a Bachelor of Science in Electrical Engineering. During college, he worked in 2014 and 2015 as a participant in the University of Central Florida / Lockheed Martin College Work Experience Program as a systems engineer with a focus on testing for infrared imaging systems used in military aircraft. In the summer of 2016, he participated in the Naval Surface Warfare Center’s Naval Research Enterprise Intern Program with a focus on integrating underwater vehicles for survey and recovery at the South Florida Ocean Measurement Facility. Blake Carmichael is the son of Robert M. Carmichael.

Charles F. Hyatt. Mr. Hyatt was appointed to the Company’s board of directors in March 2019. Mr. Hyatt is involved in the automotive industry and present owner of several franchise car dealerships in Myrtle Beach, South Carolina, including Myrtle Beach Hyundai (since 1999) and Hyatt Buick & GMC (since 2001). In the past his ownerships also included Myrtle Beach Suzuki (from 2004 until 2012), Sun Coast Mazda and Mitsubishi (from 2001 until 2009), Stone Mountain Chevrolet (from 2001 until 2009. From 1994 to 1997, Mr. Hyatt has served as Wholesale Purchase Director with Lamar Ferrel Chevrolet, and from 1991 to 1994 as General Manager of Bob Harris Ford. From 1988 to 1990 Mr. Hyatt was the Demonstration Director of Auto Dialysis, and from 1986 to 1998 the General Manager/Operational Partner of Ken Hyatt Dodge, Chrysler and Plymouth. Since 2013, Mr. Hyatt has owned and operates the Gilligan Island Funland Golf amusement park. Mr. Hyatt sits on the American Cross Heroes committee and is the winner of the Jefferson Award (2017) for his community involvement. Mr. Hyatt was selected to serve on the board of directors for his general business management experience.

Jeffrey Guzy. Mr. Guzy has served on the Company’s board of directors since January 9, 2020. Mr. Guzy has served as the executive chairman of the board of directors of CoJax Oil and Gas Corporation, an independent oil and gas company and public company, since its incorporation in November 2017 and as its president, chief executive officer, and chief financial officer since May 2018. Since February 1, 2013, he has served as the chief executive officer of Central Oil & Gas Corporation of America, a private oil and gas production company, and since January 27, 2013 he has served on its board of directors. Mr. Guzy also serves as an outside director of: Capstone Companies, Inc. (OTCQB: CAPC), a SEC reporting company, and Leatt Corporation (OTCQB: LEAT), a SEC reporting company. Mr. Guzy served as an outside director of; YayYo, Inc., a SEC reporting company, from November 2017 until November 2018. He also served, from October 2007 to August 2010, as president of Leatt Corporation. Mr. Guzy has a background in telecommunications, information systems, investor relations, emerging growth companies and the U.S. capital markets, and he has served as an executive manager or consultant for business development, sales, customer service and management in the telecommunications industry, specifically, with IBM Corp., RCA Corp., Sprint International, Bell Atlantic Video Services, Loral Cyberstar and FaciliCom International. Mr. Guzy has an MBA in Strategic Planning and Management from The Wharton School of the University of Pennsylvania; a M.S. in Systems Engineering from the University of Pennsylvania; a B.S. in Electrical Engineering from Penn State University; and a Certificate in Theology from Georgetown University. My. Guzy was selected to serve on the Company’s board of directors for his experience serving on the board of directors of public companies and background with emerging growth companies.

There are no family relationships between any of the executive officers and directors other than as set forth above.

Board of Directors

Each director is elected at our annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified. If any director resigns, dies or is otherwise unable to serve out his or her term, or if the Board increases the number of directors, the Board may fill any vacancy by a vote of a majority of the directors then in office, although less than a quorum exists. A director elected to fill a vacancy shall serve for the unexpired term of his or her predecessor. Our board of directors may consist of up to nine directors.

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

Compensation of Directors

In July 2019 the Company adopted a director compensation policy whereby it agreed to pay the members of the Company’s board of directors, including management directors, an annual fee of $18,000 for serving on the Company’s board of directors for 2019. The following table provides information concerning the compensation paid to our independent directors for their services as members of our board of directors for 2019. Mr. Carmichael’s director compensation is included in the Executive Compensation table appearing later in this report. For awards of stock, the aggregate grant date fair value is computed in accordance with FASB ASC Topic 718. The information in the following table excludes any reimbursement of out-of-pocket travel and lodging expenses which we may have paid:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Charles F. Hyatt	13,500		-	-	-	-	13,500
Mikkel Pitzner	18,000		-	-	-	-	18,000

Compliance with Section 16(a) of the Exchange Act

Not applicable to our Company.

Code of Ethics

The Company has adopted a formal code of ethics that applies to our principal executive officer and principal accounting officer, all other officers, directors and employees. The code of ethics was provided as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2008. The Company undertakes to provide to any person without charge, upon written request to the Company’s Chief Executive Officer, a copy of the code of ethics.

Shareholder Communications

Although we do not have a formal policy regarding communications with our Board, shareholders may communicate with the Board by writing to us at Brownie’s Marine Group, Inc., 3001 NW 25th Avenue, Suite 1, Pompano Beach, Florida 33069, Attention: Mr. Robert M. Carmichael. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Item 11. Executive Compensation

The following table summarizes all compensation recorded by us in the past two years for:

●	our principal executive officer or other individual serving in a similar capacity;

●	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2019; and

●	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2019.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.” The amounts included in the “Stock Awards” column represent the aggregate grant date fair value of the shares of our common stock, computed in accordance with ASC Topic 718. The assumptions made in the valuations of the stock awards are included in note 13 of the notes to our consolidated financial statements appear later in this report.

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($) (3)	Total ($)

Robert M. Carmichael,	2019	120,000		188,144	76,423	-	-	90,363	474,930
Chief Executive Officer	2018	120,000	-	10,576	-	-	-	92,484	223,060

(1)	On December 11, 2018, the Company awarded 20,000,000 common shares to Mr. Carmichael as a incentive bonus, subject to his continued employment through January 2, 2020. Expense for the issuance was recognized over the full vesting period, and accordingly, we recognized stock compensation expense of $188,144 and $10,576 during 2019 and 2018.

(2)	O July 29, 2019 the Company issued Mr. Carmichael five year options to purchase up to 20,761,904 shares of common stock at an exercise price of $0.018 per share, subject to vesting over a period of six months. We recognized stock option expense of $76,423 during 2019.

(3)	All Other Compensation for Mr. Carmichael for 2019 includes (i) $18,000 in director compensation (ii) $21,720 in health insurance, and (iii) an aggregate of $50,643 in royalties paid to an entity controlled by Mr. Carmichael under the terms of an Exclusive License Agreement. All Other Compensation for Mr. Carmichael for 2018 includes (i) $19,499 in accrued director fees which was paid through the issuance of 999,934 shares of our common stock, (ii) $20,764 in health insurance, and (iii) an aggregate of $52,221 in royalties paid to an entity controlled by Mr. Carmichael under the terms of an Exclusive License Agreement.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised stock options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2019, together with unexercised stock options, stock that has not vested and equity incentive plan awards for each of our other executive officers outstanding as of December 31, 2019:

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Robert M. Carmichael	13,841,269	6,920,635	—	.018	07/29/2024	—	—	—	—

How Robert M. Carmichael is compensated

We are not a party to an employment agreement with Mr. Carmichael. His compensation is determined at the discretion of the board of directors, of which he is a member, and is subject to change from time to time. His compensation for 2019 and 2018 is set forth above.

While his base compensation has remained unchanged in 2020, in 2020 the board of directors has granted Mr. Carmichael certain additional compensation. In April 2020 the Company entered into a Non-Qualified Stock Option Agreement with Mr. Carmichael (the “Carmichael Option Agreement”). Under the terms of the Carmichael Option Agreement, as additional compensation we granted Mr. Carmichael an option to purchase up to an aggregate of 125,000,000 shares of our common stock at an exercise price of $0.045 per share, of which the right to purchase 75,000,000 shares of common stock is subject to vesting upon the achievement of the net revenue milestones set forth below (the “Net Revenue Portion of the Option”) and the right to purchase 50,000,000 shares of common stock is subject to vesting upon official notice of the listing of our common stock on The Nasdaq Stock Market, the NYSE American LLC or similar stock exchange. The Net Revenue Portion of the Option shall vest as follows:

● the right to purchase 25,000,000 shares of our common stock shall vest at such time as we report cumulative consolidated net revenues, including revenues from related parties and revenues recognized by our company arising out of any subsequent acquisitions, mergers, or other business combinations following the closing date of such transaction (the collectively, “Net Revenues”), in excess of $3,500,000 in the aggregate over four consecutive fiscal quarters commencing May 1, 2020 and ending on April 30, 2023 (the “Net Revenue Period”);

● the right to purchase an additional 25,000,000 shares of common stock shall vest at such time as we report cumulative Net Revenues in excess of $7,000,000 in the aggregate over four consecutive fiscal quarters during the Net Revenue Period; and

● the right to purchase an additional 25,000,000 shares of common stock shall vest at such time as we report cumulative Net Revenues in excess of $10,500,000 in the aggregate over four consecutive quarters during the Net Revenue Period.

The Carmichael Option Agreement provides that the Option is exercisable by Mr. Carmichael on a cashless basis. The Option is not transferrable by Mr. Carmichael, and he must remain an employee of our company as an additional term of vesting. Once a portion of the Option vests, it is exercisable by Mr. Carmichael for 90 days. Any portion of the Option which does not vest during the Net Revenue Period lapses and Mr. Carmichael has no further rights thereto.

How Blake Carmichael is Compensated

On August 1, 2017, the Company entered into a six month employment agreement with Blake Carmichael to serve as the Company’s products development manager, electrical engineer and marketing team member. Under the terms of the employment agreement, in addition to a monthly salary of $3,600, the Company issued Mr. Carmichael 2,000,000 shares of common stock valued at $25,000. Mr. Carmichael is also entitled to performance bonuses at the discretion of the board of directors. On January 31, 2018, Mr. Blake Carmichael’s employment agreement expired and was not renewed. He continues with the Company as a full time employee and CEO of BLU3 and focused on the operations of the Company’s BLU3 subsidiary. In April 2018, his salary was adjusted to $75,000 per year. There is currently no written employment agreement between the Company and Blake Carmichael.

BLU3 Vent Incentive Compensation paid to Mr. Robert M. Carmichael and Mr. Blake Carmichael

On May 21, 2020 the Board of Directors agreed to provide incentive compensation to six individuals who are either our employees or independent contractors, including Mr. Carmichael, for additional time spent by these individuals on our BLU3-Vent project. In recognition of the additional time devoted to this project, and to further incentivize these individuals, we agreed to compensate these individuals, who include Mr. Robert M. Carmichael and Mr. Blake Carmichael, additional amounts. Mr. Robert Mr. Carmichael received a total of $31,904 of incentive compensation which was paid through the issuance of 725,087 shares of our common stock and Mr. Blake Carmichael received a total of $37,369 of incentive compensation which was paid through the issuance of 849,305 shares of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2019.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column

Plans approved by our shareholders:	0		-
Plans not approved by shareholders	35,295,237	0.018	-

Please see note 13 of the notes to our audited consolidated financial statements appearing later in this report for more information on these outstanding options.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Our voting securities consist of our common stock and our Series A Convertible Preferred Stock. Each share of our Series A Convertible Preferred Stock is convertible into a share of our common stock at any time at the option of the holder at a conversion price of $18.23 per share. Holders of our common stock are entitled to one vote for each share held, and holders of our Series A Convertible Preferred Stock are entitled to 250 votes for each share held. Our common stock and Series A Convertible Preferred Stock votes together as on any matters submitted to our shareholders for a vote.

The following table sets forth certain information known to us with respect to the beneficial ownership of our voting securities by: (1) all persons who are beneficial owners of 5% or more of any class of our voting securities; (2) each of our directors; (3) each of our executive officers; and (4) our directors and executive officers as a group.

Applicable percentage ownership in the following table is based on 287,020,899 shares of common stock and 425,000 shares of our Series A Convertible Preferred Stock outstanding as of June 17, 2020. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we have assumed the conversion of the shares of Series A Convertible Preferred Stock and the shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of June 17, 2020, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise disclosed the address for each person below is c/o Brownie’s Marine Group, Inc., 3001 NW 25th Avenue, Suite 1, Pompano Beach, FL 33069.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Executive Officers and Directors
Common	Robert M. Carmichael	59,280,959	(1)	18.4%
Common	Charles F. Hyatt	102,647,065	(2)	31.2%
Common	Jeffrey Guzy	2,000,000	(3)	*
Common	Blake Carmichael	12,426,087	(4)	*
Common	All directors and executive officers as a group (4 persons)	176,354,111	(1)(2)(3)(4)	48.8%
5% Shareholders
Common	Joe Perez	50,000,000	(5)	16.6%

Series A Convertible Preferred Stock
	Robert M. Carmichael	425,000		100%
Series A Convertible Preferred Stock	All directors and executive officers as a group (1 person)	425,000		100%

*	represents less than 1%.

(1)	Includes the following: (i) 14,587,190 outstanding shares held by 940A, an entity over which Mr. Carmichael has voting and dispositive control; (ii) an aggregate of 23,320 shares issuable upon conversion of 425,000 shares of Series A Convertible Preferred Stock; and (iii) options to purchase an aggregate of 20,761,904 shares of common stock at an exercise price of $0.018 per share. Excludes unvested options to purchase 125,000,000 shares of common stock at an exercise price of $0.045 per share.
(2)	Includes (i) 2,647,065 shares of outstanding shares held by Mr. Hyatt’s minor child over which he has voting and dispositive control; and (ii) 27,500,000 shares of common stock underlying warrants exercisable at $0.01 per share.
(3)	Includes 2,000,000 shares underlying vested options exercisable at $0.0229 per share.
(4)	Includes 10,380,952 shares underlying vested options exercisable at $0.018 per share.
(5)	Address is 135 Weston Road, Suite 328, Weston, FL 33326.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We sell products to Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, companies owned by the brother of Robert M. Carmichael. Terms of sale are no more favorable than those extended to any of our other customers with similar sales volumes. Combined net revenues from these entities for 2019 and 2018, totaled $653,315 and $696,362, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2019, was $28,555, $10,914, and $4,973, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2018, was $49,443, $7,731, and $8,646, respectively.

We also sell products to Brownie’s Global Logistics, LLC. (“BGL”) and 940 Associates, Inc. (“940 A”), entities wholly-owned by Robert M. Carmichael. Terms of sale are more favorable than those extended to our regular customers, but no more favorable than those extended to our strategic partners. Terms of sale to BGL approximate cost or include a nominal margin. These terms are consistent with those extended to our strategic partners. Strategic partner terms on a per order basis include promotion of our technologies and “Brownie’s” brand, offered only on products or services not offered for resale, and must provide for reciprocal terms or arrangements to us on strategic partners’ product or services. BGL is fulfilling the strategic partner terms by providing exposure for our technologies and “Brownie’s” brand in the yachting and exploration community world-wide through its operations. Combined net revenues from these three entities for 2019, and 2018, were $9,427 and $10,416, respectively. In addition, from time to time Mr. Carmichael purchases products from us for his personal use. He either pays the amount at the time of purchase or we provide him a courtesy account which he settles from time to time. Accounts receivable from BGL, 940 A and Mr. Carmichael totaled $19,314, which is net of credit memo of $14,944 for 940 A, and $12,603 at December 31, 2019, and December 31, 2018, respectively.

We owed BGL an accounts payable to related parties of $263,544 and $125,243 at December 31, 2019 and 2018, respectively, which represents purchase of inventory including batteries for Sea Lion (battery operated unit) and Honda engines for our regular gasoline powered units.

We have Exclusive License Agreements with 940 A to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. This Exclusive License Agreement provides that we will pay 940 A 2.5% of gross revenues per quarter as a royalty. Total royalty expense for 2019 and 2018, totaled $50,643 and $52,221, respectively.

Director Independence

The Company has one independent director, Mr. Jeffrey Guzy is considered “independent” as defined under Rule 5605 of the Nasdaq Marketplace Rules.

Item 14. Principal Accounting Fees and Services.

The following table shows the fees that were billed for the audit and other services provided by Liggett & Webb, PA for 2018 and 2019. Audit Fees for 2018 also includes $16,500 paid to RBSM, LLP, the Company’s former auditor.

	2018	2019
Audit Fees	$44,500	$60,500
Audit-Related Fees	-	-
Tax Fees	-	2,000
All Other Fees		-
Total	$44,500	$62,500

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

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the board, or, in the period between meetings, by a designated member of the board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2019 and 2018 were pre-approved by the entire board of directors.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	(1)	Financial statements.

The consolidated financial statements and Report of Independent Registered Accounting Firm are listed in the “Index to Financial Statements and Schedules” beginning on page F-1.

(2)	Financial statement schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the consolidated financial statements herein.

(3)	Exhibits.

The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index.

		Incorporated by Reference			Filed or
No.	Exhibit Description	Form	Date Filed	Exhibit Number	Furnished Herewith
2.4	Plan of Conversion	8-K	10/28/15	2.1

		Incorporated by Reference			Filed or
No.	Exhibit Description	Form	Date Filed	Exhibit Number	Furnished Herewith
3.1	Articles of Conversion (Nevada)	8-K	10/28/15	3.1

3.2	Certificate of Conversion (Florida)	8-K	10/28/15	3.2

3.3	Articles of Incorporation (Florida)	8-K	10/28/15	3.3

3.5	Articles of Amendment	8-K	12/16/15	3.5

3.6	Bylaws	8-K	10/28/15	3.4

4.1	Form of Unit Warrant	10-K	4/17/18	4.1

4.2	Form of 2017 Secured Convertible Promissory Note	10-K	4/17/18	4.2

4.3	10% Unsecured Convertible Debenture dated May 3, 2011	8-K	11/20/18	4.3

4.4	Warrant dated March 7, 2019	8-K	3/12/19	4.4

4.5	Form of stock option agreement	8-K	8/1/19	4.5

4.6	Stock Option Grant Agreement dated January 9, 2020	8-K	1/10/20	4.1

10.1	Share Exchange Agreement, dated March 23, 2004 by and among the Company, Trebor Industries, Inc. and Robert M. Carmichael	8-K	4/9/04	16.1

10.2	Non-Exclusive License Agreement –BC Keel Trademark	10-QSB	8/15/05	10.18

10.3	Exclusive License Agreement - Brownie’s Third Lung, Brownie’s Public Safety, Tankfill, and Related Trademarks and Copyrights	10-QSB	8/15/05	10.20

10.4	Exclusive License Agreement – Brownie’s Third Lung and Related Trademarks and Copyright	10-KSB	4/4/07	10.26

10.5	Mikkel Pitzner Independent Director Agreement dated August 1, 2017	8-K	8/8/17	10.1

10.6	Advisory Agreement dated August 7, 2017	8-K	8/8/17	10.2

10.7	Lease Agreement Commencing September 1, 2014, as amended	10-K	4/17/18	10.11

10.8	Joe Perez Note Conversion Agreement dated November 15, 2018	8-K	11/20/18	10.12

10.9	Subscription Agreement dated March 7, 2019	8-K	3/12/19	10.13

10.10	Non Management Director Agreement dated April 1, 2019	8-K	4/4/19	10.1

10.11	Exclusive Distribution Agreement with Lenhardt & Wagner GmbH dated August 7, 2017	10-K	6/7/19	10.15

10.12	Lease Agreement dated November 11, 2018	10-K	6/7/19	10.16

10.13	Director Agreement dated January 9, 2020	8-K	1/10/20	10.1

10.14	Non-qualified Stock Option Agreement dated April 14, 2020 by and between Brownie’s Marine Group, Inc. and Robert M. Carmichael	8-K	4/17/20	10.1

		Incorporated by Reference			Filed or
No.	Exhibit Description	Form	Date Filed	Exhibit Number	Furnished Herewith
10.15	Form of Restricted Stock Award Agreement	8-K	4/30/20	10.1

10.16	Note between Brownie’s Marine Group, Inc. and South Atlantic Bank	8-K	5/13/20	10.1

10.17	Patent License Agreement dated April 6, 2018 by and between Setaysha Technical Solutions, Inc. and Brownie’s Marine Group, Inc.				Filed

10.18	Addendum No. 1 to Patent License Agreement dated December 31, 2019 by and between Setaysha Technical Solutions, Inc. and Brownie’s Marine Group, Inc.				Filed

10.19	Investor Relations Consulting Agreement dated April 9, 2020 by and between HIR Holdings, LLC and Brownie’s Marine Group, Inc.				Filed

10.20	Corporate Communication Consulting Agreement dated April 9, 2020 by and between Impact IR Inc. and Brownie’s Marine Group, Inc.				Filed

10.21	Note Extension and Amendment Agreement dated May 29, 2020 by and between Curt Martin and Brownie’s Marine Group, Inc.				Filed

10.22	Note Extension and Amendment Agreement dated June 8, 2020 by and between Joe Steinbron and Brownie’s Marine Group, Inc.				Filed

21.1	Subsidiaries of the Registrant	10-K	4/17/18	21.1

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)				Filed

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)				Filed

32.1	Certification Pursuant to Section 1350				Filed

101	XBRL Interactive Data File				Filed

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 26, 2020	Brownie’s marine group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
principal financial and accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer, Director
June 26, 2020

/s/ Charles F. Hyatt
Charles F. Hyatt
Director
June 26, 2020

/s/ Jeffrey Guzy
Jeffrey Guzy
Director
June 26, 2020

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

TABLE OF CONTENTS FOR CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:

Brownie’s Marine Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brownie’s Marine Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018 and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

We have served as the Company’s auditor since 2018

Boynton Beach, Florida

June 26, 2020

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018

ASSETS
Current Assets
Cash	$70,620	$78,784
Accounts receivable - net	111,291	27,204
Accounts receivable - related parties	48,762	78,423
Inventory, net	719,108	723,170
Prepaid expenses and other current assets	48,523	58,520
Total current assets	998,304	966,101

Property, equipment and leasehold improvements, net	103,077	3,718
Right-to-use assets	545,035	-
Other assets	20,149	26,147

Total assets	$1,666,565	$995,966

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$518,678	$325,309
Accounts payable - related parties	263,544	125,243
Customer deposits and unearned revenue	121,208	245,907
Other liabilities	151,749	15,570
Operating lease liabilities	98,060	-
Loans payable- current	139,702	126,572
Convertible debentures, net	110,000	110,000
Total current liabilities	1,402,941	948,601

Loans payable, net of current	60,070	-
Long-term operating lease liabilities	446,975	-
Total Liabilities	1,909,986	948,601

Commitments and contingencies (Note 12)

Stockholders’ equity (deficit)
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding	425	425
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; 245,540,501 and 225,540,501 issued and outstanding at December 31, 2019 and 181,086,228 and 161,086,228 shares issued and outstanding at December 31, 2018	22,554	16,109
Common stock payable 138,941 shares and 138,941 shares, rescpectively as of December 31, 2019 and December 31, 2018	14	14
Additional paid-in capital	11,338,104	10,213,595
Accumulated deficit	(11,604,518)	(10,182,778)
Total stockholders’ equity (deficit)	(243,421)	47,365

Total liabilities and stockholders’ equity (deficit)	$1,666,565	$995,966

The accompanying notes are an integral part of these consolidated financial statements.

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018
Net revenues
Net revenues	$2,304,936	$1,835,429
Net revenues - related parties	662,742	706,778
Total net revenues	2,967,678	2,542,207

Cost of revenues
Cost of revenues	2,093,152	1,809,066
Cost of revenues - related parties	326,494	365,297
Royalties expense - related parties	99,605	52,221
Total cost of revenues	2,519,251	2,226,584

Gross profit	448,427	315,623

Operating expenses
Selling, general and administrative	1,664,932	1,212,945
Research and development costs	67,161	113,920
Total operating expenses	1,732,093	1,326,865

Loss from operations	(1,283,666)	(1,011,242)

Other income (expense)
Gain on cencellation of debt	-	7,200
Loss on extinguishment of debt	(131,000)	-
Interest expense	(7,074)	(296,423)
Total other expense	(138,074)	(289,223)

Loss income before provision for income taxes	(1,421,740)	(1,300,465)

Provision for income taxes	-	2,520

Net loss	$(1,421,740)	$(1,302,985)

Basic and diluted loss per common share	$(0.01)	$(0.01)

Basic and diluted weighted average common shares outstanding	211,731,826	105,922,735

The accompanying notes are an integral part of these consolidated financial statements.

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Common Stock Payable		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2017	425,000	$425	98,192,717	$9,819	138,941	$14	$9,170,198	$(8,879,793)	$300,663

Shares issued for services	-	-	9,525,394	953	-	-	203,158	-	204,111

Unit offering	-	-	2,608,695	261	-	-	29,739	-	30,000

Shares issued for licensing fee	-	-	759,422	76	-	-	29,924	-	30,000

Conversion of convertible note and related interest	-	-	50,000,000	5,000			770,000		775,000

Incenctive Bonus Shares to CEO							10,576		10,576

Net loss	-	-	-	-	-	-	-	(1,302,985)	(1,302,985)

Balance, December 31, 2018	425,000	425	161,086,228	16,109	138,941	14	10,213,595	(10,182,778)	47,365

Shares issued for services	-	-	11,954,273	1,195	-	-	153,551	-	154,746

Unit offering	-	-	52,500,000	5,250	-	-	519,750	-	525,000

Stock Option Expense	-	-	-	-	-	-	132,064	-	132,064

Incenctive Bonus Shares to CEO							188,144		188,144

Modification of debt instruments	-	-	-	-	-	-	131,000	-	131,000

Net loss	-	-	-	-	-	-	-	(1,421,740)	(1,421,740)

Balance, December 31, 2019	425,000	$425	225,540,501	$22,554	138,941	$14	$11,338,104	$(11,604,518)	$(243,421)

The accompanying notes are an integral part of these consolidated financial statements.

BROWNIE’S MARINE GROUP, INC. AND SUBSIDARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,421,740)	$(1,302,985)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	9,282	36,580
Gain on cencellation of debt	-	(7,200)
Loss on debt extinguishment	131,000	-
Shares issued for services	342,890	214,687
Stock option expense	132,064	-
Reserve (recovery) for bad debt	9,439	(7,415)
Reserve for slow moving inventory	32,000	99,957
Amortization of right-of-use assets	90,578	-
Amortization of debt discount	-	22,940
Additional shares issued as part of conversion of debt	-	248,417
Changes in Operating Assets and Liabilities
Accounts receivable	(93,526)	(15,295)
Accounts receivable - related parties	29,661	(22,742)
Inventory	(27,938)	(241)
Prepaid expenses and other current assets	15,995	203,567
Deferred tax asset, net	-	2,520
Accounts payable and accrued liabilities	181,453	163,613
Accounts payable - related parties	138,301	125,243.00
Customer deposits and unearned revenue	(124,699)	148,658
Other liabilities	136,179	382
Operating lease liabilities	(90,578)	-
Net cash used in operating activities	(509,639)	(89,314)

Cash flows from investing activities:
Purchase of toolings and fixd assets	(96,725)	(12,800)
Net cash used in investing activities	(96,725)	(12,800)

Cash flows from financing activities:
Proceeds from loans payable	96,725	-
Repayment of loans payable	(23,525)	-
Proceeds from unit offering	525,000	30,000
Net cash provided by financing activities	598,200	30,000

Net decrease in cash	(8,164)	(72,114)

Cash, beginning of year	78,784	150,898
Cash, end of year	$70,620	$78,784

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$635,613	$-
Convertible debentures converted to equity	$-	$526,583
Common stock issued for licensing fee	$-	$30,000

The accompanying notes are an integral part of these consolidated financial statements.

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business –Brownie’s Marine Group, Inc., a Florida corporation (hereinafter referred to as the “Company,” “our” or “BWMG”), designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and nitrox generation systems, scuba and water safety products through its wholly owned subsidiary Trebor Industries, Inc., a Florida corporation organized in 1981 (“Trebor”), and manufactures and sells high pressure air and industrial compressor packages (“Legacy SSA Products”) through its wholly owned subsidiary Brownie’s High Pressure Compressor Services, Inc., a Florida corporation organized in 2017 (“BHP”). In addition, in December 2017, the Company formed BLU3, Inc., a Florida corporation organized in 2017 (“BLU3”), to develop and market innovation electric shallow dive systems (“Ultra Dive Systems”). Beginning in 2020 BLU3 has been engaged in the development of the BLU3 Vent, a ventilator utilizing the Company’s existing BLU3 technology. See Note 15. When used herein, the “Company” or “BWMG” includes Brownie’s Marine Group, Inc., and our wholly-owned subsidiaries Trebor, BHP and BLU3.

Basis of Presentation – The consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).

Definition of fiscal year – The Company’s fiscal year end is December 31.

Principles of Consolidation -The consolidated financial statements include the accounts of BWMG and its wholly owned subsidiaries, Trebor, BHP and BLU3. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Going Concern – The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. We incurred net losses for the years ended December 31, 2019 and 2018 of $1,421,740 and $1,302,985, respectively. The Company had an accumulated deficit as of December 31, 2019 of $11,604,518.

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country have imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures have begun to have a significant adverse impact upon many sectors of the economy, including retail commerce.

In response to these measures, the “stay at home” order issued in April 2020 by the Governor of the State of Florida where our business is located, and for the protection of our employees and customers, we temporarily reduced non-essential staffing at our corporate office and altered work schedules at our manufacturing and warehouse facilities. In addition, some of our senior management and our office personnel began working remotely and maintaining full capabilities to serve our customers. Earlier, in mid-March 2020 we had taken steps to increase production to build up our finished goods inventory as well as purchasing additional raw material inventory items thereby allowing us to maintain production if supply chain interruptions were to happen. During the beginning of the second quarter of fiscal 2020 we experienced an impact on our sales to our brick and mortar customers as many of the retail dealer stores temporarily closed. In response, we ramped up our direct to consumer engagement. On May 4, 2020 the Florida “stay at home” order was lifted and the phased reopening of the State of Florida began. We have resumed all of our historic operations, and all personnel have returned to full time work at our corporate office and manufacturing and warehouse facilities. In addition, our historic attendance at boat shows and similar marketing events has been an important part of our marketing and sales strategy. As we do not expect that those type of events will be held in 2020 as a result of the COVID-19 pandemic, we have migrated our marketing focus to online marketing in an effort to maintain product visibility. While our revenues began returning to comparable 2019 period levels beginning in mid-May 2020, we anticipate the impact of COVID-19 on the quarter ended June 30, 2020 will be material, although we are not able to quantify an impact at this time.

While we are not able to estimate the ultimate impact of the COVID-19 pandemic on our financial condition and future results of operations, depending on the prolonged impact of the COVID-19 outbreak, this situation will have a significant adverse effect on our reported results of operations for the six months ended June 30, 2020 and possibly beyond. The extent to which the coronavirus impacts our results and financial condition, however, will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge and the actions to contain and treat its impacts, among others.

The Company believes that existing operational cash flow may not be sufficient to fund presently anticipated operations, this raises substantial doubt about our ability to continue as a going concern. Therefore, the Company will seek to continue to raise additional funds as needed and is currently exploring alternative sources of financing including commercial banks and other lending institutions. The Company has issued a number of common shares and has historically issued convertible notes to finance working capital needs and may continue to seek to raise additional capital through sale of restricted common stock or other securities or obtaining short term loans. The Company has no firm commitment for any additional capital and there are no assurances it will be successful in obtaining additional funds.

If BWMG fails to raise additional funds when needed, or does not have sufficient cash flows from sales, it may be required to scale back or cease operations, liquidate assets and possibly seek bankruptcy protection. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Accounts receivable – Accounts receivable consist of amounts due from the sale of all of our products to wholesale and retail customers. The allowance for doubtful accounts are estimated based on historical customer experience and industry knowledge. The allowances for doubtful accounts totaled $17,784 and $9,200 at December 31, 2019 and 2018, respectively.

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

Revenue Recognition

On January 1, 2018, we adopted the new accounting standard ASC 606, “Revenue from Contracts with Customers” and all the related amendments. This standards core principal is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to receive. The new revenue standard was applied using the modified retrospective method. As a result of the adoption of this standard, there was no impact on the financial statements for the years ended December 31, 2019 and 2018.

We recognize the sale of products under single performance obligations upon shipment of the units as that is when ownership is transferred and our performance is completed. Revenues from repair and maintenance activities is recognized when the repairs are completed and the units have been shipped.

Product development costs – Product development expenditures are charged to expenses as incurred.

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which they occur. Advertising and trade show expense incurred for the years ended December 31, 2019 and 2018, totaled $56,047 and $89,415 respectively.

Research and development costs – The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the years ended December 31, 2019 and 2018 the Company incurred research and development costs of $67,161 and $113,920, respectively.

Customer deposits and unearned revenue and returns policy – The Company typically takes a minimum 50% deposit against custom and large tankfill systems prior to ordering and/or building the systems. The remaining balance due is payable upon delivery, shipment, or installation of the system. There is no provision for cancellation of custom orders once the deposit is accepted, nor return of the custom ordered product. Additionally, returns of all other merchandise are subject to a 15% restocking fee as stated on each sales invoice. Customer deposits and unearned revenue totaled $121,208 and $245,907 at December 31, 2019 and 2018, respectively.

Warranty policy – Under the provisions of the Financial Accounting Standards Board (“FASB”) ASC 460, Guarantor’s Guarantees, the Company accrues a liability for estimated warranty policy costs based on historical information and experience. The Company provides our customers with an industry standard one year warranty on systems sold and recognizes a warranty reserve based on gross sales multiplied by the historical warranty expense return rate The warranty reserve at December 31, 2018 was charged to cost of net revenues and is included in accrued expenses and is deemed sufficient to absorb any material or labor costs that might be incurred on sales recorded during the period. The Company recorded a reserve for warranty work of $13,695 and $8,834 at December 31, 2019 and 2018 respectively.

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

During the years ended December 31, 2019 and 2018, the Company recognized share based compensation with a fair value of $342,890 and $214,687, respectively.

Beneficial conversion features on convertible debentures – A beneficial conversion feature arises when the conversion price of a convertible instrument is below the per share value of the underlying stock into which it is convertible. The fair value of the stock upon which to base the beneficial conversion feature (“BCF”) computation has been determined through use of the quoted stock price.

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

At December 31, 2019, and 2018, the carrying amount of cash, accounts receivable, accounts receivable – related parties, accounts payable and accrued liabilities, accounts payable-related parties, customer deposits and unearned revenue, other liabilities, loans payable and convertible debentures, approximate fair value because of the short maturity of these instruments.

Earnings per common share – Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. At December 31, 2019 and December 31, 2018, 98,498,711 and 17,706,135, respectively, potentially dilutive shares were not recognized as their inclusion would be anti-dilutive. These shares reflect shares potentially issuable under convertible note agreements, outstanding warrants, outstanding stock options and the conversion of preferred stock.

New accounting pronouncements

In June 2018, FASB issued ASU 2018-7, “Compensation – Stock Compensation” (Topic 718) amending the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments specify that nonemployee share-based payments are measured at grant-date fair value with the grant date being defined when the parties reach a mutual understanding of the key terms and conditions of the share-based award. ASU 2018-07 is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The adoption of ASU 2018—07 did not have an impact on our operations, cash flows or financial condition.

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this ASU effective January 1, 2019 (refer to Note 12).

2. INVENTORY

Inventory consists of the following as of:

	December 31,
	2019	2018

Raw materials	$314,529	$225,954
Finished goods	404,579	497,216
Total Inventory, net	$719,108	$723,170

As of December 31, 2019 and 2018, the Company recorded reserves for obsolete or slow moving inventory of approximately $175,957 and $143,957 respectively.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2019	2018

Prepaid inventory	$48,523	$39,260
Prepaid insurance	-	4,615
Prepaid expenses and other current assets	-	14,645
	$48,523	$58,520

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following as of:

	December 31,
	2019	2018

Tooling and equipment	$235,356	$138,632
Computer equipment and software	27,469	27,469
Vehicles	44,160	44,160
Leasehold improvements	43,779	43,779
	350,764	254,040
Less: accumulated depreciation and amortization	(247,687)	(250,322)
	$103,077	$3,718

Depreciation and amortization expense totaled $9,282 and $36,580 for the years ended December 31, 2019 and 2018, respectively.

5. OTHER ASSETS

Other assets at December 31, 2019 of $20,149 consisted of refundable deposits of $6,649 and an unamortized license fee of $13,500. Other assets at December 31, 2018 of $26,147 consisted of refundable deposits of $6,649 and an unamortized license fee of $19,498.

6. CUSTOMER CREDIT CONCENTRATIONS

The Company sells to three entities owned by the brother of Robert M. Carmichael and three companies owned by Robert M. Carmichael as further discussed in note 7 - Related Parties Transactions. Combined sales to these six entities for the years ended December 31, 2019 and 2018, represented 22.33% and 27.80%, respectively, of total net revenues.

In excess of 90% of our total net revenues are made up of product sales to customers within the state of Florida.

7. RELATED PARTIES TRANSACTIONS

The Company sells products to Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, companies owned by the brother of Robert M. Carmichael. Terms of sale are no more favorable than those extended to any of the Company’s other customers with similar sales volumes. Combined net revenues from these entities for years ended December 31, 2019 and 2018, totaled $653,315 and $696,362, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2019, was $28,555, $10,914, and $4,973, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2018, was $49,443, $7,731, and $8,646, respectively.

The Company sells products to Brownie’s Global Logistics, LLC. (“BGL”) and 940 Associates, Inc. (“940 A”), entities wholly-owned by Robert M. Carmichael. Terms of sale are more favorable than those extended to BWMG’s regular customers, but no more favorable than those extended to Brownie’s strategic partners. Terms of sale to BGL approximate cost or include a nominal margin. These terms are consistent with those extended to the Company’s strategic partners. Strategic partner terms on a per order basis include promotion of BWMG’s technologies and “Brownie’s” brand, offered only on products or services not offered for resale, and must provide for reciprocal terms or arrangements to BWMG on strategic partners’ product or services. BGL is fulfilling the strategic partner terms by providing exposure for BWMG’s technologies and “Brownie’s” brand in the yachting and exploration community world-wide through its operations. Combined net revenues from these three entities for years ended December 31, 2019, and 2018, were $9,427 and $10,416, respectively. In addition, from time to time Mr. Carmichael purchases products from us for his personal use. He either pays the amount at the time of purchase or we provide him a courtesy account which he settles from time to time. Accounts receivable from BGL, 940 A and Mr. Carmichael totaled $19,314, which is net of credit memo of $14,944 for 940 A, and $12,603 at December 31, 2019, and December 31, 2018, respectively.

The Company had accounts payable to related parties of $263,544 and $125,243 at December 31, 2019 and 2018, respectively. The balance payable at December 31, 2019 was due to BGL.

The Company has Exclusive License Agreements with 940 A to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. This Exclusive License Agreement provides that the Company will pay 940 A 2.5% of gross revenues per quarter as a royalty. Total royalty expense for the years ended December 31, 2019 and 2018, totaled $50,643 and $52,221, respectively.

In December 2018, Robert M. Carmichael was issued 999,934 common shares in payment of accrued director fees through December 31, 2018. The shares were valued at $0.0195 per share, totaling $19,499, the fair value on the date of grant.

On August 1, 2017, Mr. Mikkel Pitzner was appointed to serve on the Company’s Board of Directors, filling a vacancy on the Board. In December 2018, Mr. Pitzner was issued 708,287 common shares in payment of accrued director fees through December 31, 2018. The shares were valued at $0.0195 per share, totaling $13,812, the fair value on the date of grant. The Company agreed to pay Mr. Pitzner an annual fee of $6,000 and issued Mr. Pitzner 5,000,000 shares of restricted common stock under a consulting agreement expiring in January 2019. During the years ended December 31, 2019 and 2018, the Company issued 3,333,333 and 1,666,667 shares of restricted common stock with a total fair value of $62,500. During the year ended December 31, 2019, and 2018, the Company recognized $31,250 and $31,250 of stock compensation pursuant to this agreement, respectively. Commencing in February 2019, the Company began paying Mr. Pitzner, then a member of the Company’s Board of Directors, $9,300 per month, inclusive of a $1,300 auto allowance, for consulting services. These payments are not covered by a written agreement. In August, 2019 the agreement with Mr. Pitzner was terminated.

On August 1, 2017, the Company entered into a six month employment agreement with Blake Carmichael, the son of Robert M. Carmichael, to serve as the Company’s products development manager, electrical engineer and marketing team member. Under the terms of the employment agreement, in addition to a monthly salary of $3,600, the Company issued Mr. Carmichael 2,000,000 shares of common stock valued at $25,000. Mr. Carmichael was also entitled to performance bonuses at the discretion of the Board of Directors. On January 31, 2018, Mr. Carmichael’s written employment agreement expired. He continues with the Company as a full-time employee and serves as chief executive officer of BLU3. In April 2018, his salary was adjusted to $75,000 per year. There is no written employment agreement between the Company and Mr. Carmichael.

In January 2018, the Company issued 2,000,000 shares of common stock to Dana Allan for his services for serving on our Board of Directors. The grant date fair value of the shares issued was $50,200. Mr. Allan also received 552,742 shares for his services on our Board of Directors with a grant date fair value of $10,778. Mr. Allen resigned as a director effective March 31, 2019.

In December 2018, the Company issued 20,000,000 shares of common stock to Robert M. Carmichael as an incentive bonus. As the vesting of the shares was subject to continued employment by Mr. Carmichael through January 2, 2020, for the years ended December 31, 2019 and 2018, the Company treated the shares as issued but not as yet outstanding. Expense for the issuance is being recognized over the full vesting period, and accordingly, the Company recognized stock compensation expense of $188,314 and $10,576 during the years ended December 31, 2019 and 2018. See note 15.

Effective March 3, 2009, the Company entered into a Patent Purchase Agreement with Robert M. Carmichael. The Company purchased several patents it had previously been paying royalties on and several related unissued patents. In exchange for the purchase, the Company issued Mr. Carmichael 234 stock options at a $1,350 exercise price expiring ten years from the effective date of grant. The options expired on March 2, 2019 without being exercised.

On March 7, 2019 the Company entered into a Subscription Agreement with Mr. Charles F. Hyatt, an accredited investor, pursuant to which the Company sold a unit of the securities consisting of 50,000,000 shares of common stock and 50,000,000 18 month common stock purchase warrants exercisable at $0.01 per share (the “Hyatt Warrants”) in consideration of $500,000 in a private transaction. The Company used the proceeds from the sale for product research and development and working capital purposes. The Company did not pay any fees or commissions in connection with the sale of the unit. Subsequently, on March 29, 2019 Mr. Hyatt was appointed to the Company’s Board of Directors to fill a vacancy.

Effective July 29, 2019 the Company issued options to purchase up to an aggregate of 22,838,094 shares of common stock to Mr. Pitzner and Mr. Blake Carmichael. The options were issued pursuant to a stock option grant agreement and are exercisable at $0.018 per share for a period of five years from the date of issuance, subject to vesting over a period of six months. The fair value of the options totaled $95,862 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 2.10%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 172%. In August, 2019 8,304,761 options belonging to Mr. Pitzner were cancelled. Stock option expense recognized during the year ended December 31, 2019 was $55,641.

Effective July 29, 2019 the Company has agreed to pay the members of the Company’s Board of Directors, including Mr. Robert M. Carmichael, a management director, an annual fee of $18,000 for serving on the Company’s Board of Directors for the year ending December 31, 2019. As of December 31, 2019, the Company has accrued $46,500 in Board of Directors’ fees.

Effective July 29, 2019 the Company issued Robert M. Carmichael options to purchase up to 20,761,904 shares of common stock. The options were issued pursuant to a Grant Agreement and are exercisable at $0.018 per share for a period of five years from the date of issuance, subject to vesting over a period of six months. The fair value of the options totaled $87,147 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 2.10%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 172%. Stock option expense of $76,423 was recognized during the year ended December 31, 2019.

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consists of the following as of:

	December 31, 2019	December 31, 2018

Accounts payable trade and other	$414,422	$249,833
Accrued payroll and fringe benefits	65,915	48,065
Accrued warranty expense	13,695	8,834
Accrued payroll taxes and withholding	7,984	8,415
Accrued interest	16,662	10,162
	$518,678	$325,309

Balances due certain vendors are in arrears to varying degrees. The Company is handling all delinquent accounts on a case-by-case basis.

9. OTHER LIABILITIES

Other liabilities consist of the following as of:

	December 31, 2019	December 31, 2018

Asset purchase agreement payable	$12,857	$12,857
Accrued royalties expense	16,216	2,027
Accrued expenses	-	686
Accrued vendor settlement	23,176	-
Accrued Board of Directors fees	49,500	--
Accrued legal settlement	50,000	--
	$151,749	$15,570

10. CONVERTIBLE DEBENTURES, CONVERTIBLE NOTES AND LOANS PAYABLE

Convertible Debentures

Convertible debentures consist of the following at December 31, 2019:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Original Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Reg.
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	—	10,000	4,194	(2)
12/01/17	12/01/20	6%	50,000	(12,500)	50,000	—	50,000	6,250	(4)
12/05/17	12/04/20	6%	50,000	(12,500)	50,000	—	50,000	6,218	(5)
					$110,000	$—	$110,000	$16,662

Convertible debentures consist of the following at December 31, 2018:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Original Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Reg.
05/3/2011	05/5/2012	10%	300,000	(206,832)	—	—	—	—	(1)
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	—	10,000	3,694	(2)
2/10/2012	2/10/2014	10%	39,724	—	-	—			(3)
12/01/17	12/01/19	6%	50,000	(12,500)	50,000	—	50,000	3,250	(4)
12/05/17	12/04/19	6%	50,000	(12,500)	50,000	—	50,000	3,218	(8)
					$110,000	$—	$110,000	$10,162

(1)	On May 3, 2011, the Company borrowed $300,000 in exchange for a convertible debenture. The convertible debenture carried an interest rate of 10% interest per annum. The lender could at any time convert any portion of the convertible debenture to common shares at a 30% discount of the “Market Price” of the stock based on the average of the previous 10 days weighted average closing prices on the date prior to the notice of conversion. The Company could prepay the convertible debenture plus accrued interest at any time before maturity. In addition, as further inducement for loaning the Company the funds, the Company granted the lender 300,000 and 600,000 warrants at $337.50 and $472.50 per share, respectively. As a result, the Company allocated fair market value (“FMV”) to both the BCF and to the warrants, or $206,832, which was recorded as a discount against the debenture. The Company accreted the discount to interest expense. The Company recognized the FMV of the related warrants as $45,000 using the Black-Scholes valuation model.

On November 15, 2018, the Company entered into a Note Conversion Agreement pursuant to which the Noteholder converted $526,583 of principal and accrued interest due under the convertible debenture into 50,000,000 shares of the Company’s common stock in full satisfaction of this obligation. The Company recorded a loss on this conversion of this debt of $248,417 which was charged to interest expense.

(2)	The Company borrowed $10,000 in exchange for a convertible debenture. The lender at its option may convert all or part of the note plus accrued interest into common stock at a price of 30% discount as determined from the average four highest closing bid prices over the preceding five trading days. The Company valued the BCF of the convertible debenture at $4,286, which was accreted to interest expense over the period of the note.

(3)	The Company entered into three new convertible debenture agreements upon sale/assignment of the original lenders. Because the stated terms of the new convertible debenture agreement and principal amounts were significantly different from the original convertible debenture, including analysis of value of the BCF at the assignment/purchase date, the transactions were treated as extinguishment of the old convertible debentures and recorded as new for accounting purposes.

The conversion price under the convertible debentures was $0.37125 and the lender could convert at any time until the convertible debenture plus accrued interest was paid in full. Various other fees and penalties applied if payments or conversions were not done timely by the Company. The lender was limited to maximum conversion of 4.99% of the outstanding common stock of the Company at any one time.

On June 15, 2018, the Company entered into a Note Satisfaction, Settlement and General Release Agreement with the lender. Under the terms of the agreement, the lender released and discharged the Company from any further obligation due the lender with no further consideration. The Company recognized income of $2,743 in principal and $4,457 in related accrued interest.

(4)	On December 1, 2017 the Company entered into a $50,000 principal amount 6% secured convertible promissory note, due December 1, 2018, subject to extension. The note is secured with such assets of the Company equal to the principal and accrued interest, and is guaranteed by the Company’s wholly-owned subsidiaries, Trebor and BHP and the personal guarantee of Robert M. Carmichael.

The conversion price under the note initially ranged from $0.02 per share if converted in the first year to $0.125 per share if converted in year five. The lender may convert at any time until the note plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender will be limited to maximum conversion of 9.99% of the outstanding common stock of the Company at any one time. In 2019, the maturity date of the note was extended for one additional year to December 31, 2019 with a reduction in the conversion price to $0.01 per share. The Company recorded a loss on extinguishment of debt of $32,000 upon the modification of conversion price. Subsequent to December 31, 2019, the maturity date was further extended to December 1, 2020.

(5)	On December 5, 2017 the Company entered into a $50,000 principal amount 6% secured convertible promissory note, due December 4, 2018, subject to extension. The note is secured with such assets of the Company equal to the principal and accrued interest, and is guaranteed by the Company’s wholly-owned subsidiaries, Trebor and BHP and the personal guarantee of Robert M. Carmichael.

The conversion price under the note initially ranged from $0.02 per share if converted in the first year to $0.125 per share if converted in year five. The lender may convert at any time until the note plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender will be limited to maximum conversion of 9.99% of the outstanding common stock of the Company at any one time. In 2019, the note was extended for one additional year to December 31, 2019 with a reduction in the conversion price to $0.01 per share. The Company recorded a loss on extinguishment of debt of $99,000 upon the modification of conversion price. Subsequent to December 31, 2019, the maturity date was further extended to December 31, 2020.

Loans Payable

The Company entered into a non-interest-bearing loan agreement of $200,000 with Mr. Tom Gonzales on July 1, 2013.The loan is payable upon demand. During the years ended December 31, 2019 and 2018, the Company repaid $16,572 and $0.00 respectively. The loan balance was $100,000 and $116,572 as of December 31, 2019 and 2018 respectively.

The Company entered into a non-interest-bearing loan of $10,000 with Hoboken Street Association on October 15, 2016. The loan balance was $10,000 as of December 31, 2019 and 2018 respectively.

On September 30, 2019 BLU3 financed the purchase of certain plastic molding equipment through Marlin Capital Solutions (“Marlin Capital”). The loan amount at inception was $96,725. It entered into an Equipment Finance Agreement with Marlin Capital pursuant to which it agreed to make 36 equal monthly installments of $3,143.80. The Equipment Finance Agreement contains customary events of default. The loan balance was $89,772 as of December 31, 2019.

11. INCOME TAXES

The components of the provision for income tax expense are as follows for the years ended:

	December 31,
	2019	2018
Current taxes
Federal	$—	$—
State	—	—
Current taxes	—	—
Change in deferred taxes	239,300	306,492
Change in valuation allowance	(239,300)	(303,972)

Provision for income tax expense	$—	$2,520

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2019 and 2018:

	December 31,
	2019	2018
Deferred tax assets:
Equity based compensation	$154,400	$154,400
Allowance for doubtful accounts	4,500	2,300
Net operating loss carryforward	1,390,700	1,161,700
Reserves for slow moving inventory	33,400	25,300
Total deferred tax assets	1,583,000	1,343,700
Valuation allowance	(1,583,000)	(1,343,700)

Deferred tax assets net of valuation allowance	—	—

Less deferred tax assets – non-current, net of valuation allowance	—	—

Deferred tax assets – current, net of valuation allowance	$—	$—

The effective tax rate used for calculation of the deferred taxes as of December 31, 2019 was 25.35%. The Company has established a valuation allowance against deferred tax assets of $1,583,000, due to the uncertainty regarding realization, comprised primarily of a 100% reserve against the net operating carryforward, 100% reserve against the allowance for doubtful accounts, 100% reserve against the reserves for slow moving inventory, and 100% reserve against the deferred tax assets attributable to the equity based compensation. The change in valuation allowance was an increase of $239,300. The Company has approximately $4,758,000 of net loss carryforward that expire through 2037 and $729,000 that carryforward indefinitely, but is limited to 80% of taxable income in any one year.

The effective tax rate used for calculation of the deferred taxes as of December 31, 2018 was 25.35%. The Company has established a valuation allowance against deferred tax assets of $1,343,700 or 99.8%, due to the uncertainty regarding realization, comprised primarily of a 100% reserve against the net operating carryforward, 100% reserve against the allowance for doubtful accounts, 100% reserve against the reserves for slow moving inventory and 100% reserve against the deferred tax assets attributable to the equity based compensation. The change in valuation allowance was an increase of $306,500.

The significant differences between the statutory tax rate and the effective tax rates for the Company for the years ended are as follows:

	December 31,
	2019	2018
Statutory tax rate	(21.00)%	(21.00)%
State tax, net of Federal benefits	(4.35)%	(4.35)%
Permanent differences	8.51%	1.59%
Change in valuation allowance	16.84%	23.57%
Effective tax rate	—%	0.19%

12. COMMITMENTS AND CONTINGENCIES

From time to time the Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business, including matters relating to product liability claims. Such product liability claims sometimes involving wrongful death or injury have historically been covered by product liability insurance, which provided coverage for each claim up to $1,000,000. During the third quarter of 2014, the Company did not renew its product liability insurance since the renewal policy amount was cost prohibitive. As of August 15, 2017, the Company has obtained Product Liability Insurance, although prior claims are not covered under the new policy. The initial term of the policy was through August 14, 2018 and was renewed through August 14, 2020.

The Company, Trebor and other third parties, are each named as a co-defendants under actions initially filed in March 2015 in the Circuit Court of Broward County under Case No. CACE-15-03238 and CACE -16-0000242 by the Estate of Ernesto Rodriguez, claiming wrongful death and products liability resulting in the decedent’s drowning death while using a Brownie’s Third Lung product. Plaintiff claimed damages exceeding $1,000,000. The Company has recorded $50,000 of accrued legal settlement as of December 31, 2019. This amount is included in other liabilities (See Note 9). This claim was settled in May 2020. See note 15.

In April 2019, the Company reached a settlement agreement with a customer regarding returned merchandise agreeing to refund $65,000. The Company determined the returned merchandise had little or no value and the adjustment was charged to cost of revenues at December 31, 2018. In addition, the Company recognized $1,500 in related legal fees in this matter as of December 31, 2018. As of December 31, 2019, the balance owed is $23,176.

On August 14, 2014, the Company entered into a new lease commitment. Terms of the new lease include a 37-month term commencing on September 1, 2014; payment of $5,367 security deposit; base rent of approximately $4,000 per month over the term of the lease plus sales tax; and payment of 10.76% of annual operating expenses (i.e. common areas maintenance), which is approximately $2,000 per month subject to periodic adjustment. On December 1, 2016, we entered into an amendment to the initial lease agreement, commencing on October 1, 2017, extending the term for an additional eighty-four months, expiring September 30, 2024. The base rent was increased to $4,626 per month with a 3% annual escalation throughout the amended term.

On November 11, 2018, the Company entered a new lease agreement for approximately 8,025 square feet adjoining its existing facility in Pompano Beach, Florida. Terms of the new lease include a 69-month term commencing on January 1, 2019, or the date the Company takes possession of the premises, if earlier; a $6,527 security deposit; initial base rent of approximately $4,848 per month escalating at 3% per year during the term of the lease plus Florida state sales tax and payment of 10.11% of the buildings annual operating expenses (i.e. common area maintenance) which is approximately $1,679 per month subject to adjustment as provided in the lease.

The Company believes that the facilities are suitable for their intended purpose, are being efficiently utilized and provide adequate capacity to meet demand for the foreseeable future.

Supplemental balance sheet information related to leases was as follows:

Operating Leases	Classification	December 31, 2019
Right-of-use assets	Operating right of use assets	$545,035
Current lease liabilities	Current operating lease liabilities	$98,060
Non-current lease liabilities	Long-term operating lease liabilities	446,975
Total lease liabilities		$545,035

Lease term and discount rate were as follows:

December 31, 2019
Weighted average remaining lease term (years)	4.68

Weighted average discount rate	5.91%

The components of lease costs were as follows:

December 31, 2019
Operating lease cost	$131,340

Variable lease cost	4,160

Total lease costs	$135,500

Supplemental disclosures of cash flow information related to leases were as follows:

December 31, 2019
Cash paid for operating lease liabilities	$151,567
Operating right of use assets obtained in exchange for operating lease liabilities	$635,613

Maturities of lease liabilities were as follows as of December 31, 2019:

	Trebor Industries Office Lease	BMG Office Lease	Copier	Total lease payments
2020	59,339	59,927	8,388	127,654
2021	61,119	61,725	8,388	131,232
2022	62,953	63,576	8,388	134,917
2023	64,842	65,484	2,796	133,122
2024 and thereafter	49,717	50,586	—	100,303
Total	297,970	301,298	27,960	627,228
Less: Imputed interest	(39,432)	(39,995)	(2,766)	(82,193)
Present value of lease liabilities	$258,538	$261,303	$25,194	$545,035

On August 7, 2017 the Company entered into an Exclusive Distribution Agreement with Lenhardt & Wagner GmbH (“L&W”), a German-based company engaged in the development, manufacturing and sales of high pressure air and industrial gas compressor packages. Under the terms of the Exclusive Distribution Agreement, the Company was appointed the exclusive distributor of L&W’s complete product line in North America and South America, including the Caribbean (the “Territory”). Pursuant to an intercompany assignment, BHP is party to the agreement. Under the terms of the agreement, the Company was granted a non-exclusive, non-transferrable and irrevocable right to use certain of L&W’s trademarks in connection with the marketing, use, sale and service of the products in the Territory. The agreement is for an initial term of five years, and will automatically renew for one additional five year term unless terminated by either party upon one year written notice prior to the expiration of the then current term. Either party may terminate the agreement without cause upon one year prior written notice to the other party. In addition, L&W may terminate the agreement for cause upon 120 days prior notice to us, subject to certain cure periods.

In May 2018 the Company entered into an agreement with an employee to pay him $28 an hour in cash and $10 per hour in common stock not to exceed 40 hours a week. The stock price is determined at the end of each month using the 10-day weighted average of the stock price. During the year ended December 31, 2018, the Company issued 449,550 shares of common stock valued at $8,950 with an average fair value of $0.02 per share for services. During the year ended December 31, 2019, the Company issued 1,332,885 shares of common stock valued at $19,391 an average fair value of $0.0145 per share for services. On March 29, 2019 the Company reviewed the agreement with the employee and agreed to increase the hourly rate to $30 per hour in cash and continue to pay $10 per hour in common stock not to exceed 40 hours a week. It was also agreed by employee that the stock price will be the closing price of the stock at end of each month. As of December 31, 2019, the Company has not issued common stock for the month of December 2019 and has a recorded liability of $1,200.

In April 2018 the Company entered into a Patent License Agreement (the “STS Agreement”) with Setaysha Technical Solutions, LLC (“STS”) pursuant to which the Company licensed certain intellectual property, including patent rights, non-patent rights and knowhow from STS. Under the STS Agreement, the Company paid an initial license fee in April 2018 through the issuance of 759,422 shares of common stock with a fair value of $30,000 which is being amortized on a straight line basis over its five year term. The STS Agreement further provides for royalties to be paid based on annual net revenues achieved. Effective December 31, 2019, the Company entered into Addendum No. 1 to the Patent License Agreement (“Addendum No. 1”) to amend the payment due upon the first commercial sale of NEMO. In accordance with Addendum No. 1, $8,250 was paid in cash and $8,250 was accrued as of December 31, 2019.The Company issued 828,221 shares of common stock in satisfaction of $13,500 for the first commercial sale of NEMO with a fair value of $19,635. The Company accrued $13,828 as of December 31, 2019 as royalty payments for the fourth quarter commercial sales of NEMO.

13. SHAREHOLDERS’ EQUITY

Common Stock

The Company had 225,540,501 and 161,086,228 common shares outstanding at December31, 2019 and December 31, 2018, respectively.

On August 1, 2017, Mr. Pitzner was appointed to serve on the Company’s Board of Directors, filling a vacancy on the board. The Company has agreed to pay Mr. Pitzner an annual fee of $6,000 and issue Mr. Pitzner 5,000,000 shares of restricted common stock under a consulting agreement expiring in January 2019. During the years ended December 31, 2019 and 2018, the Company issued 3,333,333 and 1,666,667 shares of restricted common stock, respectively with a total fair value of $62,500. In December 2018, Mr. Pitzner was issued 708,287 common shares in payment of accrued director fees through December 31, 2018. The shares were valued at $0.0195 per share, totaling $13,812, the fair value on the date of grant. During the years ended December 31, 2019 and 2018, the Company recorded $31,250 and $31,250 of stock compensation pursuant to this agreement respectively. In August 2019 the agreement was cancelled.

In January 2018, the Company issued 2,000,000 shares of common stock to Mr. Allan for his services for serving on its Board of Directors. The grant date fair value of the shares issued was $50,200. Mr. Allan also received 552,742 shares for his services on the Company’s Board of Directors with a grant date fair value of $10,778. Mr. Allen resigned as a director effective March 31, 2019.

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

On April 6, 2018, the Company entered into the STS Agreement issuing 759,422 shares of common stock with a fair value of $0.0395 per share totaling $30,000.

In May 2018, the Company issued 200,000 shares of common stock to two consultants with a value of $0.0425 per share totaling $8,500 which was charged to consulting fees expense.

In July 2018, the Company issued an aggregate of 722,160 shares of stock to 16 employees under a one-time employee stock incentive grant. The shares were fair valued at $0.0209 per share based on market value at the time of the grant, with a total value recognized of $16,000.

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

In December 2018, the Company issued 20,000,000 shares of common stock to Robert M. Carmichael as an incentive bonus with a fair value of $200,000. As the shares are subject to continued employment by Mr. Carmichael through January 2, 2020, the Company has treated the shares as issued but not as yet outstanding. Expense for the issuance is being recognized over the full vesting period, and accordingly, the Company recognized stock compensation expense of $188,144 and $10,576 for the years ended December 31, 2019 and 2018 respectively. See note 15.

In December 2018, Robert M. Carmichael was issued 999,934 common shares in payment of accrued director fees through December 31, 2018. The shares were valued at $0.0195 per share, totaling $19,499, the fair value on the date of grant.

In January 2019, the Company entered into an investment banking and corporate advisory agreement. The term of the agreement was for one year and provided for compensation of 2,700,000 common shares with a fair value of $29,700 plus related expenses. The shares were issued in February2019 and March 2019. For the year ended December 31, 2019 the Company recorded $29,700 in stock based compensation expense.

In January 2019, the Company issued 1,000,000 common shares with a fair value of $12,500 to a consultant for general administrative advisory services for the period from December 1, 2018 through April 30, 2019, of which $10,000 and $2,500 was expensed during year ended December 31, 2019 and 2018 respectively.

In March 2019 the Company issued Mr. Hyatt a unit of the securities of the Company, with the unit consisting of 50,000,000 shares of common stock and 50,000,000 18 month common stock purchase warrants exercisable at $0.01 per share in consideration of $500,000. The Company used the proceeds from the sale for product research and development and working capital purposes. The Company did not pay any fees or commissions in connection with the sale of the unit.

In May 2018 the Company entered into an agreement with an employee to pay him $28 an hour in cash and $10 per hour in common stock not to exceed 40 hours a week. The stock price is determined at the end of each month using the 10-day weighted average of the stock price. During the year ended December 31,2018, the Company issued 449,550 shares of common stock valued at $8,950 with an average fair value of $.02 per share for accrued services. During the year ended December 31, 2019, the Company issued 1,332,885 shares of common stock valued at $19,391 an average of ($0.0145) per share for services. On March 29, 2019, the Company reviewed the agreement with the employee and agreed to increase the hourly rate to $30 per hour in cash and continue to pay $10 per hour in shares of common stock not to exceed 40 hours a week. It was also agreed by the employee that the stock price will be the closing price of the stock at end of each month. As of December 31, 2019, the Company has not issued common stock for the month of December 2019 and has a recorded liability of $1,200.

In May 2019, the Company engaged a consultant to provide certain specified services under the terms of a letter agreement. As compensation, the Company issued 1,000,000 common shares with a fair value of $16,000 to a consultant which was expensed during the year ended December 31, 2019, and agreed to pay the consultant $1,500 per month. If the Company acquired or merged with a certain specified entity, the consultant was entitled to a $10,000 fee payable in common stock. If the Company acquired merged with another certain specified entity, the consultant was entitled to a $25,000 fee payable in common stock. Neither transaction occurred and the agreement expired on December 31, 2019.

On July 17, 2019 the Company sold 2,500,000 shares of common stock for proceeds of $25,000 ($0.01 per share).

In August 2019, the Company issued 318,747 common shares with a fair value of $5,000 to a consultant for general administrative advisory services, which was expensed during the year ended December 31, 2019.

In September 2019 the Company issued 1,250,000 shares of common stock valued at $20,375 ($0.016 per share) fair market value, pursuant to an investor relations agreement, and agreed to pay $2,500 and an additional $2,500 after 45 days for a variety of services, including investor and public relations assessment, marketing surveys, investor support, and strategic business planning. The agreement is for six months and may renew for an additional six months on the same terms unless either party notifies the other of non-renewal prior to the renewal date.

In October 2019, the Company issued 191,087 shares of common stock valued at $4,395, an average of $.023 per share for consulting services for BLU3 operating manual.

Under the STS Agreement, the Company paid an initial license fee in April 2018 through the issuance of 759,422 shares of common stock with a fair value of $30,000 which is being amortized on a straight-line basis over its five year term. The STS Agreement further provides for royalties to be paid based on annual net revenues achieved. In December 2019, the Company entered into Addendum No. 1 to amend the payments due upon the first commercial sale of NEMO. In accordance with Addendum No. 1, $8,250 was paid in cash and $8,250 was accrued as of December 31, 2019. The Company issued 828,221 shares of common stock with a fair value of $18,635 in satisfaction of $13,500 for the first commercial sale. The Company accrued $13,828 in December 2019 as royalty payments for the fourth quarter commercial sales of NEMO.

Preferred Stock

During the second quarter of 2010, the holder of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of blank check preferred stock. The blank check preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company from time to time in accordance with the provisions of the Florida Business Corporation Act. In April 2011 the Board of Directors designated 425,000 shares of the blank check preferred stock as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into a share of the Company’s common stock at any time at the option of the holder at a conversion price of $18.23 per share. Holders of shares of Series A Convertible Preferred Stock are entitled to 250 votes for each share held. The Company’s common stock and Series A Convertible Preferred Stock vote together as on any matters submitted to our shareholders for a vote. As and December 31, 2019 and 2018, the 425,000 shares of Series A Convertible Preferred Stock are owned by Robert M. Carmichael.

Equity Incentive Plan

On August 22, 2007, the Company adopted an Equity Incentive Plan (the “Plan”). The Plan expired on August 22, 2017. All 297 options issued under the Plan had expired as of December 31, 2019.

Equity Compensation Plan Information as of December 31, 2018:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted – average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans Approved by Security Holders	234	$1,350	—
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	234	$1,350	—

Equity Compensation Plan Information as of December 31, 2019:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted – average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans Approved by Security Holders	—	$—	—
Equity Compensation Plans Not Approved by Security Holders	35,295,237	$.018	—
Total	35,295,237	$.018	—

Options

Effective July 29, 2019 the Company issued options to purchase up to an aggregate of 22,838,094 shares of common stock to Mr. Pitzner and Blake Carmichael. The options were issued pursuant to a stock option grant agreements and are exercisable at $0.018 per share for a period of five years from the date of issuance, subject to vesting over a period of six months. The fair value of the options totaled $95,862 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 2.10%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 172%. In August 2019 8,304,761 options belonging to Mr. Pitzner were cancelled. Stock option expense recognized during for the year ended December 31, 2019 was $55,641.

Effective July 29, 2019 the Company issued Robert M. Carmichael options to purchase up to 20,761,904 shares of common stock. The options were issued pursuant to a Grant Agreement and are exercisable at $0.018 per share for a period of five years from the date of issuance, subject to vesting over a period of six months. The fair value of the options totaled $87,147 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 2.01%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 172%. Stock option expense recognized for the year ended December 31, 2019 was $76,423.

A summary of the Company’s stock option as of December 31, 2019, and changes during the year 2019 then ended is presented below:

	Number of Options	Weighted Average Exercise Price
Options outstanding at December 31, 2018	—	$—
Options granted	43,599,998	0.018
Options exercised	—	—
Options cancelled	(8,304,761)	0.018
Options expired	—	—
Options outstanding at December 31, 2019	35,295,237	$0.018
Options exercisable at December 31, 2019	24,914,285	$0.018

At December 31, 2019 the intrinsic value of the options outstanding is $158,829 and options exercisable is $112,114. Changes in the Company’s non-vested options for the year ended December 31, 2019 summarized as follows:

	December 31, 2019
	Number of Options	Weighted Average Exercise Price
Nonvested options at December 31, 2018	—	$—
Granted	43,599,998	0.018
Vested	(24,914,285)	0.018
Cancelled	(8,304,761)	0.018
Nonvested options at December 31, 2019	10,380,952	$0.018

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.018	35,295,237	4.58	$0.018	24,914,285	$0.018
Totals	35,295,237	4.58	$0.018	24,914,285	$0.018

Warrants

In March 2019, the Company issued the Hyatt Warrant as part of the unit issued and sold to Mr. Hyatt, with the unit consisting of 50,000,000 shares of common stock and 50,000,000 18 month common stock purchase warrants exercisable at $0.01 per share in consideration of $500,000.

A summary of the Company’s warrants as of December 31, 2019, and changes during the year ended December 31, 2019 are presented below:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at December 31, 2018	6,783,551	$0.0115
Warrants granted	50,000,000	0.01
Warrants exercised	—	—
Warrants cancelled	—	—
Warrants expired	(4,174,826)	—
Warrants outstanding at December 31, 2019	52,608,725	$0.01
Warrants exercisable at December 31, 2019	52,608,725	$0.01

	Warrants Outstanding at December 31, 2019			Warrants Exercisable at December 31, 2019
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 -$0.0115	52,608,725	0.66	$0.01	52,608,725	$0.01
Totals	52,608,725	0.66	$0.01	52,608,725	$0.01

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

A summary of the Company’s warrants as of December 31, 2018, and changes during the year ended December 31, 2018 are presented below:

	Number of Warrants	Weighted Average Exercise Price
Warrants outstanding at December 31, 2017	4,174,826	$0.0115
Warrants granted	2,608,725	0.0115
Warrants exercised	—	—
Warrants cancelled	—	—
Warrants expired	—	—
Warrants outstanding at December 31, 2018	6,783,551	$0.0115
Warrants exercisable at December 31, 2018	6,783,551	$0.0115

	Warrants Outstanding at December 31, 2018			Warrants Exercisable at December 31, 2018
Range of Exercise Price	Number Outstanding	Remaining Average Contractual Life (In Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.0115	6,783,551	0.93	$0.0115	6,783,551	$0.0115
Totals	6,783,551	0.93	$0.0115	6,783,551	$0.0115

Equity Based Incentive / Retention Bonuses

On November 2, 2012, the Board of Directors consented to grant equity based bonuses to certain key employees and consultants as an incentive to retain their services. Stock incentive bonuses were to vest, and be paid out on May 2, 2013, contingent upon continued employment or service. The stock bonus price per share was calculated based on last closing price as reported on per the OTC Markets prior to the grant date for a total of $75,100. Shares were set aside and reserved for this transaction. The Company accrued operating expense ratably from the time of the awards through May 2, 2013, when vested. Of the 61,852 vested shares, only 5,185 were issued. On April 29, 2016, the Board of Directors determined it was not in the best interest of either the Company or the recipients to pay bonuses based on the current and foreseeable share price and cancelled the bonuses payable. The results of this action, 56,669 shares to be issued are included in a reduction of shares payable as reflected on the equity and balance sheet at December 31, 2018.

14. SEGMENTS

The Company has three operating segments as described below;

1. Legacy SSA Products, which sells recreational hookah diving systems.

2. High Pressure Gas Systems, which sells high pressure air and industrial gas compressor packages.

3. Ultra Portable Tankless Dive Systems, which sells next generation electric surface supply air diving systems and electric shallow dive system that are battery operated and completely portable to the user.

	Years Ended
	December 31,
	2019	2018
Net Revenues:
Legacy SSA Products	$2,073,300	$2,098,432
High Pressure Gas Systems	700,654	443,775
Ultra Portable Tankless Dive Systems	193,724	-
Total net revenues	$2,967,678	$2,542,207

Cost of Revenues:
Legacy SSA Products	$1,795,737	$1,945,332
High Pressure Gas Systems	474,338	281,252
Ultra Portable Tankless Dive Systems	249,176	-
Total cost of revenues	$2,519,251	$2,226,584

Gross Profit(loss):
Legacy SSA Products	$277,564	$153,100
High Pressure Gas Systems	226,315	162,523
Ultra Portable Tankless Dive Systems	(55,452)	-
Total gross profit(loss)	$448,427	$315,623

Segment Depreciation:
Legacy SSA Products	$5,252	$36,580
High Pressure Gas Systems	-	-
Ultra Portable Tankless Dive Systems	4,030	-
Total segment depreciation	$9,282	$36,580

	Years Ended
	December 31,
	2019	2018
Segment income / (loss) from Operations:
Legacy SSA Products	$(826,455)	$(792,104)
High Pressure Gas Systems	(89,108)	(142,270)
Ultra Portable Tankless Dive Systems	(368,103)	(76,868)
Total segment income/(loss) from operations	$(1,283,666)	$(1,011,242)

	December 31, 2019	December 31, 2018
Segment assets:
Legacy SSA Products	$1,183,829	$775,262
High Pressure Gas Systems	265,361	164,689
Ultra Portable Tankless Dive Systems	217,375	56,015
Total Assets	$1,666,565	$995,966

15. SUBSEQUENT EVENTS

Between January 1, 2020 and June 10, 2020 the Company issued an aggregate of 330,636 shares of common stock to an employee for services performed in December 2019 and the first five (5) months of 2020. See note 13.

On January 2, 2020 the vesting conditions for the December 2018 issuance of 20,000,000 shares of common stock to Robert M. Carmichael as an incentive bonus were satisfied and the shares were then considered outstanding. See notes 7 and 13.

On January 6, 2020, the Company sold an aggregate of 2,647,065 shares of its common stock to Grace Kelly Hyatt, the minor daughter of Mr. Hyatt. The Company received proceeds of $45,000 for this transaction. Mr. Hyatt, a member of the Company’s Board of Directors, has voting and dispositive control over the shares held by Grace Kelly Hyatt.

Mr. Pitzner resigned from the Board of Directors on January 6, 2020.

Jeffrey Guzy was appointed to the Board of Directors on January 9, 2020, filling the vacancy created by Mr. Pitzner’s resignation.

On January 9, 2020 the Company entered into a Director Agreement with Mr. Guzy pursuant to which it agreed to pay him a monthly Board fee of $1,000 and issue him a three year immediately exercisable stock option to purchase up to 2,000,000 shares of the Company’s common stock exercisable at $0.0229 per share.

On January 11, 2020 the Company entered into a Consulting Agreement with BizLaunch Advisors, LLC to provide the Company with outside CFO advisory and related services. As compensation the Company agreed to pay the consultant a monthly retainer of $2,000 and issued it a three-year option to purchase 2,000,000 shares of common stock at an exercise price of $0.0229 per share. In May 2020 the Company terminated the agreement but the option remains outstanding.

On February 23, 2020, Mr. Hyatt exercised a portion of an outstanding Hyatt Warrant representing 12,500,000 shares of common stock. The Company received proceeds of $125,000 upon such exercise.

In March 2020 the Company announced that that its BLU3 subsidiary had submitted a technical proposal in response to the U.S. Department of Defense DIY Hack-A-Vent Innovation Challenge and other similar initiatives seeking innovative ways to rapidly produce ventilators during this time of critical demand due to COVID-19. The original challenger indicated that the top three submissions would be selected by a panel of experts and may be offered an opportunity to produce a functioning prototype. BLU3’s proposal included utilization of an existing BLU3 technology, Nemo, at the core of the ventilator solution, which the team has named BLU3 Vent. BLU3 Vent is the product of converting the Company’s existing, software driven, inspiration sensitive, battery powered, tankless diving system to perform the behaviors of mechanical ventilation. Management of the Company believes the BLU3 Vent is unique in its ability to rapidly be converted into a device that meets all of the Hack-a-Vent requirements.

In late March, 2020, the Company was notified that the BLU3 Vent design submission was selected as number five out of 172 entries in the Hack-a-Vent challenge following Northrup Grumman, Coridea, Navsea, and L3 Harris Corp.

On April 14, 2020, the Company received a purchase order from a third-party to mature the design into a functional ventilator prototype. BLU3 Vent emerged as the first in the Hack-a-Vent challenge to pass through preliminary testing at Uniformed Services University to confirm feasibility to treat an ARDS inflicted patient. BLU3 Vent has been submitted initial documents for a review with the FDA at the direction and with the support of the Wright Brothers Institute (WBI) under an additional purchase order issued May 12, 2020. The project is currently on standby as the urgent demand for emergency use ventilators has declined. The team is working with WBI to be prepared in case a major demand for ventilators returns.

On April 2, 2020 Mr. Hyatt exercised an additional portion of an outstanding Hyatt Warrant representing 10,000,000 shares of common stock. The Company received proceeds of $100,000 upon such exercise.

On April 10, 2020 the Company sold an aggregate of 20,000,000 shares of its common stock at a purchase price $0.025 per share to accredited investors, including Mr. Hyatt, in a private transaction, resulting in proceeds to the Company of $500,000.

On April 14, 2020 the Company entered into a Non-Qualified Stock Option Agreement with Robert M. Carmichael (the “Carmichael Option Agreement”). Under the terms of the Carmichael Option Agreement, as additional compensation the Company granted Mr. Carmichael an option (the “Carmichael Option”) to purchase up to an aggregate of 125,000,000 shares of the Company’s common stock at an exercise price of $.045 per share, of which the right to purchase 75,000,000 shares of common stock is subject to vesting upon the achievement of the net revenue milestones set forth below (the “Net Revenue Portion of the Option”) and the right to purchase 50,000,000 shares of common stock is subject to vesting upon official notice of the listing of the Company’s common stock on The Nasdaq Stock Market, the NYSE American LLC or similar stock exchange. The Net Revenue Portion of the Option shall vest as follows:

●	the right to purchase 25,000,000 shares of the Company’s common stock shall vest at such time as the Company reports cumulative consolidated net revenues, including revenues from related parties and revenues recognized by the Company arising out of any subsequent acquisitions, mergers, or other business combinations following the closing date of such transaction (the collectively, “Net Revenues”), in excess of $3,500,000 in the aggregate over four consecutive fiscal quarters commencing May 1, 2020 and ending on April 30, 2023 (the “Net Revenue Period”);

●	the right to purchase an additional 25,000,000 shares of common stock shall vest at such time as the Company reports cumulative Net Revenues in excess of $7,000,000 in the aggregate over four consecutive fiscal quarters during the Net Revenue Period; and

●	the right to purchase an additional 25,000,000 shares of common stock shall vest at such time as the Company reports cumulative Net Revenues in excess of $10,500,000 in the aggregate over four consecutive quarters during the Net Revenue Period.

The Carmichael Option Agreement provides that the Carmichael Option is exercisable by Mr. Carmichael on a cashless basis. The Carmichael Option is not transferrable by Mr. Carmichael, and he must remain an employee of the Company as an additional term of vesting. Once a portion of the Carmichael Option vests, it is exercisable by Mr. Carmichael for 90 days. Any portion of the Carmichael Option which does not vest during the Net Revenue Period lapses and Mr. Carmichael has no further rights thereto.

On April 9, 2020 the Company entered into an Investor Relations Consulting Agreement with HIR Holdings, LLC pursuant to which the Company engaged the firm to provide investor relations services. The term of the agreement is for a minimum guaranteed period of six months, and thereafter is cancellable by either party upon 30 days notice to the other party. As compensation the Company issued the consultant 3,000,000 shares of its common stock, valued at $105,000, and is responsible for reimbursement of certain pre-approved expenses.

On April 9, 2020 the Company also entered into a Corporate Communication Consulting Agreement with Impact IR Inc. pursuant to which the Company also engaged this firm to provide investor relations services. The term of the agreement is six months. As compensation the Company issued the consultant 2,000,000 shares of its common stock valued at $70,000.

On April 28, 2020 the Company awarded two employees 1,333,333 shares of its common stock valued at $64,000 as additional compensation for their services to the Company.

On May 12, 2020 the Company received the proceeds from an unsecured $159,600 loan (the “PPP Loan”) through South Atlantic Bank under the Paycheck Protection Program (the “PPP”) pursuant to the Coronavirus Aid, Relief and Economic Security Act (the “CARES” Act) which is administered by the United States Small Business Administration. In accordance with the requirements of the CARES Act, the Company will use proceeds from the PPP Loan primarily for payroll costs. The PPP Loan is scheduled to mature on April 9, 2022 (the “Maturity Date”) and has a 1% interest rate. Commencing on November 9, 2020 and continuing on the same day of each following month, the Company must pay principal and interest payments of $8,983.41 until the Maturity Date, at which time the remaining principal and accrued interest is due in full. The promissory note evidencing the PPP Loan contains customary events of default relating to, among other things, payment defaults and provisions of the promissory note.

On May 21, 2020 the Board of Directors of the Company agreed to provide incentive compensation to six individuals who are either its employees or independent contractors for additional time spent by these Individual on BLU3-VENT project. Of the aggregate of approximately $214,648 of incentive compensation, $53,668 was paid in cash and the balance of $160,980 was paid through the issuance of an aggregate of 3,658,633 shares of the Company’s common stock valued at $0.044 per share. Robert M. Carmichael received a total of $31,904 of incentive compensation which was paid through the issuance of 725,087 shares of the Company’s common stock and Blake Carmichael received a total of $37,369 of incentive compensation which was paid through the issuance of 849,305 shares of the Company’s common stock.

On May 29, 2020 the Company entered into a Note Extension and Amendment Agreement with the holder of a $50,000 principal amount 6% secured convertible promissory note due December 31, 2019 pursuant to which the due date of the note was extended to December 31, 2020.

On June 8, 2020 the Company entered into a Note Extension and Amendment Agreement with the holder of a second $50,000 principal amount 6% secured convertible promissory note due December 31, 2019 pursuant to which the due date of the note was extended to December 31, 2020

During early 2020 an offer of settlement for $50,000 was made by the Company to the Estate of Ernesto Rodriguez (Case No. CACE-15-03238 and CACE -16-0000242). The settlement was accepted and the Circuit Court in and for Broward County, Florida entered an Order on May 13, 2020 which approved the settlement. The Final Order of Dismissal was entered on behalf of the Company and Trebor on May 19, 2020. The $50,000 settlement amount is payable in installments through May 19, 2022.

