Form 10-Q
period 2020-03-31
Brownie's Marine Group, Inc
filed 2020-08-26
CIK 1166708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 301,010,168 shares of common stock outstanding at August 24, 2020.

EXPLANATORY NOTE

On March 4, 2020, the Securities and Exchange Commission (“SEC”) issued an order (Release No. 34-88318) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), granting exemptions from specified provisions of the Exchange Act and certain rules thereunder. On March 25, 2020, the order was modified and superseded by a new SEC order (Release No. 34-88465) that provides conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the COVID-19 outbreak (the “Order”).

Brownie’s Marine Group, Inc. (the “Company”) is filing this Quarterly Report on Form 10-Q for the period ended March 31, 2020 (the “10-Q”) in reliance on the Order due to circumstances related to the COVID-19 pandemic. Pursuant to the requirements of the Order, the Company filed a Current Report on Form 8-K with the SEC on May 13, 2020 to delay the filing of the 10-Q. The impact of COVID-19 on the Company’s operations resulted in delays in the receipt, compiling and processing of information necessary for the preparation of its Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 10-K”), which such report was filed with the SEC on June 26, 2020. The delay in filing the 2019 10-K has resulted in additional delays in the receipt, compiling and processing of information necessary for the preparation of the 10-Q.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Various statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived from utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report, our 2019 10-K and our other filings with the Securities and Exchange Commission in their entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “BWMG,” the “Company,” “we,” “our,” “us,” and similar terms refers to Brownie’s Marine Group, Inc., a Florida corporation, and our wholly owned subsidiaries, Trebor Industries, Inc., a Florida corporation (“Trebor”), Brownie’s High Pressure Compressor Services, Inc. (“BHP”), a Florida corporation, and BLU3, Inc., a Florida corporation (“BLU3”). In addition, “First Quarter 2019” refers to the period ended March 31, 2019, “First Quarter 2020” refers to the period ended March 31, 2020, “2019” refers to the year ended December 31, 2019 and “2020” refers to the year ending December 31, 2020.

We maintain a corporate website at www.browniesmarinegroup.com. Unless specifically set forth to the contrary, the information which appears on our websites or our social media platforms is not part of this report.

PART I

Item 1. Financial Statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets
Cash	$35,900	$70,620
Accounts receivable - net	13,643	111,291
Accounts receivable - related parties	48,893	48,762
Inventory	799,310	719,108
Prepaid expenses and other current assets	23,525	48,523
Total current assets	921,271	998,304
Property, equipment and leasehold improvements, net	99,543	103,077
Right to use Lease Assets	521,175	545,035
Other assets	18,649	20,149
Total assets	$1,560,638	$1,666,565
Liabilities and stockholders’ deficit
Current liabilities
Accounts payable and accrued liabilities	$580,524	$518,678
Accounts payable - related parties	240,238	$263,544
Customer deposits and unearned revenue	48,297	121,208
Other liabilities	140,313	151,749
Operating lease liabilities	100,411	98,060
Current maturities loan payable	30,488	29,702
Notes payable	110,000	110,000
Convertible debentures, net	110,000	110,000
Total current liabilities	1,360,271	1,402,941
Long term loan payable	52,147	60,070
Long-term operating lease liabilities	420,764	446,975
Total liabilities	1,833,182	1,909,986
Commitments and contingent liabilities (see note 8)
Stockholders’ deficit
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding as of March 31, 2020 and December 31, 2019.	425	425
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; 260,687,566 issued and outstanding at March 31, 2020 and 245,540,501 and 225,540,501 shares issued and outstanding at December 31, 2019.	26,069	22,554
Common stock payable 138,941 shares and 138,941 shares, respectively as of March 31, 2020 and December 31, 2019.	14	14
Additional paid-in capital	11,602,159	11,338,104
Accumulated deficit	(11,901,211)	(11,604,518)
Total stockholders’ deficit	$(272,544)	$(243,421)
Total liabilities and stockholders’ deficit	$1,560,638	$1,666,565

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31

(UNAUDITED)

	2020	2019
Net revenues
Net revenues	$478,235	$382,789
Net revenues - related parties	156,555	138,664
Total net revenues	634,790	521,453
Cost of net revenues
Cost of net revenues	431,955	354,663
Cost of net revenues - related parties	80,998	68,797
Royalties expense - related parties	18,943	10,223
Total cost of revenues	531,896	433,683
Gross profit	102,894	87,770
Operating expenses
Selling, general and administrative	377,578	320,195
Research and development costs	16,093	29,568
Total operating expenses	393,671	349,763
Loss from operations	(290,777)	(261,993)
Other expense, net
Interest expense	(5,916)	(2,052)
Total other expense - net	(5,916)	(2,052)
Loss before provision for income taxes	(296,693)	(264,045)
Provision for income taxes	-	-
Net loss	$(296,693)	$(264,045)
Loss on foreign currency translation	-	(6,456)
Comprehensive loss	(296,693)	(270,501)
Basic loss per common share	$(0.00)	$(0.00)
Diluted loss per common share	$(0.00)	$(0.00)
Basic weighted average common shares outstanding	252,655,891	179,640,302
Diluted weighted average common shares outstanding	252,655,891	179,640,302

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(UNAUDITED)

	Preferred Stock		Common Stock		Common Stock Payable		Additional	Accumulated Other		Total
	Shares Outstanding	Par	Shares Outstanding	Par	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Deficit
Balance, December 31, 2019	425,000	$425	225,540,501	$22,554	138,941	$14	$11,338,104	$-	$(11,604,518)	$(243,421)
Shares issued for cash	-	-	2,647,065	265	-	-	44,735	-	-	45,000
Shares issued for exercise of warrants	-	-	12,500,000	1,250	-	-	123,750	-	-	125,000
Stock Option Expense	-	-	-	-	-	-	96,290	-	-	96,290
Incentive Bonus Shares to CEO	-	-	20,000,000	2,000	-	-	(720)	-	-	1,280
Net loss	-	-	-	-	-	-	-	-	(296,693)	(296,693)
Balance, March 31, 2020 (Unaudited)	425,000	$425	260,687,566	$26,069	138,941	$14	$11,602,159	$-	$(11,901,211)	$(272,544)

	Preferred Stock		Common Stock		Common Stock Payable		Additional	Accumulated Other		Total
	Shares Outstanding	Par	Shares Outstanding	Par	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2018	425,000	$425	161,086,228	$16,109	138,941	$14	$10,213,595	$-	$(10,182,778)	$47,365
Shares issued for services	-	-	7,033,333	703	-	-	91,348	-	-	92,051
Unit offering	-	-	50,000,000	5,000	-	-	495,000	-	-	500,000
Foreign Currency Translation	-	-	-	-	-	-		(6,456)	-	(6,456)
Net Loss	-	-	-	-	-	-			(264,045)	(264,045)
Balance, March 31, 2019 (Unaudited)	425,000	$425	218,119,561	$21,812	138,941	$14	$10,799,943	$(6,456)	$(10,446,823)	$368,915

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31

(UNAUDITED)

	2020	2019
Cash flows provided by operating activities:
Net loss	$(296,693)	$(264,045)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,533	3,563
Recovery of Bad Debt	(5,695)	-
Shares issued for services	-	92,051
Stock Based Compensation	97,570	-
Amortization of right-of-use asset	23,861	23,166
Changes in operating assets and liabilities
Change in accounts receivable, net	103,343	(6,761)
Change in accounts receivable - related parties	(131)	18,090
Change in inventory	(80,202)	(75,323)
Change in prepaid expenses and other current assets	24,998	(48,192)
Change in other assets	1,500	-
Change in accounts payable and accrued liabilities	61,847	(21,899)
Change in customer deposits and unearned revenue	(72,911)	16,969
Change in long term lease liability	(23,861)	(23,166)
Change in other liabilities	(11,436)	61,238
Change in accounts payable - related parties	(23,306)	81,240
Net cash used in operating activities	(197,583)	(143,069)
Cash flows from investing activities:
Net cash used in investing activities	-	-
Cash flows from financing activities:
Proceeds from unit offering	45,000	500,000
Proceeds from exercise of warrants	125,000	-
Principal payment on loan payable	(7,137)	-
Net cash provided by financing activities	162,863	500,000
Net change in cash	(34,720)	356,931
Cash, beginning of period	70,620	78,784
Cash, end of period	$35,900	$435,715
Supplemental disclosures of cash flow information:
Cash Paid for Interest	$2,294	$427
Cash Paid for Income Taxes	$-	$-
Supplemental disclosure of non-cash financing activities:
Operating lease Assets and Liabilities	$-	$635,616

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Company Overview

Brownie’s Marine Group, Inc., a Florida corporation (hereinafter referred to as “Brownies,” the “Company,” “our” or “BWMG”), designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and nitrox generation systems, scuba and water safety products through its wholly owned subsidiary Trebor Industries, Inc., a Florida corporation organized in 1981 (“Trebor”), and manufactures and sells high pressure air and industrial compressor packages (“Legacy SSA Products”) through its wholly owned subsidiary Brownie’s High Pressure Compressor Services, Inc., a Florida corporation organized in 2017 (“BHP”). In addition, in December 2017, the Company formed BLU3, Inc., a Florida corporation (“BLU3”), to develop and market innovation electric shallow dive systems (“Ultra Dive Systems”). During the first quarter of 2020 BLU3 has been engaged in the development of the BLU3 Vent, a ventilator utilizing the Company’s existing BLU3 technology. See Note 10. When used herein, the “Company” or “BWMG” includes Brownie’s Marine Group, Inc., and our wholly-owned subsidiaries Trebor, BHP and BLU3.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The following unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The balance sheet as of December 31, 2019 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ending December 31, 2019 filed with the SEC on June 26, 2020 for a broader discussion of our business and the risks inherent in such business.

Principles of Consolidation

The consolidated financial statements include the accounts of BWMG and its wholly owned subsidiaries, Trebor, BHP and BLU3. All significant intercompany transactions and balances have been eliminated in consolidation.

Accounts receivable

Accounts receivable consist of amounts due from the sale of all of our products to wholesale and retail customers. The allowance for doubtful accounts are estimated based on historical customer experience and industry knowledge. The allowances for doubtful accounts totaled $12,090 and $17,784 at March 31, 2020 and December 31, 2019, respectively.

Revenue Recognition

We account for revenues in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” and all the related amendments. This standards core principal is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to receive.

We recognize the sale of products under single performance obligations upon shipment of the units as that is when ownership is transferred and our performance is completed. Revenues from repair and maintenance activities is recognized when the repairs are completed and the units have been shipped.

Lease Accounting

On January 1, 2019, we adopted ASC 842 and all the related amendments using the modified retrospective method. We recognized the cumulative effect of initially applying the new lease standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the lease accounting standard in effect for those periods.

The lease standard requires all leases to be reported on the balance sheet as right-of-use assets and lease obligations. We elected the practical expedients permitted under the transition guidance of the new standard that retained the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. We did not reassess whether any contracts entered into prior to adoption are leases or contain leases.

We categorize leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of March 31, 2020. Our leases generally have terms that range from three years for equipment and five to twenty years for property. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

Lease liabilities are recognized at the present value of the fixed lease payments using a discount rate based on similarly secured borrowings available to us. Lease assets are recognized based on the initial present value of the fixed lease payments, reduced by landlord incentives, plus any direct costs from executing the leases. Lease assets are tested for impairment in the same manner as long-lived assets used in operations. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the lease term.

When we have the option to extend the lease term, terminate the lease before the contractual expiration date, or purchase the leased asset, and it is reasonably certain that we will exercise the option, we consider these options in determining the classification and measurement of the lease. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

For the three months ended March 31, 2020 and 2019 the lease expense was approximately $35,000 and $41,500. For the three months ended March 31, 2020 and 2019 cash paid for operating liabilities was approximately $31,803 and $30,938, respectively

Supplemental balance sheet information related to leases was as follows:

Operating Leases	March 31, 2020
Right-of-use assets	$521,175
Current lease liabilities	$100,411
Non-current lease liabilities	420,764
Total lease liabilities	$521,175

Employee Stock-Based Compensation:

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. The Company has elected to adopt ASU 2016-09 and has a policy to account for forfeitures as they occur.

Non-Employee Stock-Based Compensation:

Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2018-07, Compensation – Stock Based Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-7”), which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees. The adoption of ASU 2018-07 did not have a material impact on the Company’s consolidated financial statements.

The Company accounts for stock-based compensation awards to non-employees in accordance with ASU No. 2018-07, Compensation – Stock Based Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees.

All issuances of stock options or other equity instruments to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. Non-employee equity-based payments are recorded as an expense over the service period, as if the Company had paid cash for the services. At the end of each financial reporting period, prior to vesting or prior to the completion of the services, the fair value of the equity-based payments will be re-measured and the non-cash expense recognized during the period will be adjusted accordingly. Since the fair value of equity-based payments granted to non-employees is subject to change in the future, the amount of the future expense will include fair value re-measurements until the equity-based payments are fully vested or the service completed.

Earnings per common share

Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. At March 31, 2020 and March 31, 2019, 87,389,986 and 68,386,823, respectively, of potentially dilutive shares were not recognized as their inclusion would be anti-dilutive. These shares reflect shares potentially issuable under convertible note agreements, outstanding warrants, outstanding stock options and the conversion of preferred stock.

Recent accounting pronouncements

The recent accounting standards that have been issued or proposed by the Financial Accounting Standards Board (FASB) or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Note 3. Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. For the three months ended March 31, 2020 the Company incurred a net loss of $296,693, has an accumulated deficit of $11,901,211 and a working capital deficit of $439,000. These circumstances raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, control expenses, raise capital, and to continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4. Related Party Transactions

The Company sells products to 3 entities owned by the brother of the Mr. Robert M. Carmichael, the Company’s Chief Executive Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers with similar sales volumes. These entities accounted for 24.6% and 26.5% of the net revenues for the three months ended March 31, 2020 and 2019, respectively. Accounts receivable from these entities totaled $43,718 and $44,442, respectively, at March 31, 2020 and December 31, 2019.

The Company sells products to Brownie’s Global Logistics, LLC. (“BGL”) and 940 Associates, Inc. (“940 A”), entities wholly-owned by Mr. Carmichael. Terms of sale are more favorable than those extended to BWMG’s regular customers, but no more favorable than those extended to Brownie’s strategic partners. Accounts receivable from the combined entities and Mr. Carmichael totaled $5,175, and $4,320 at March 31, 2020 and December 31, 2019, respectively.

The Company had accounts payable to related parties of $240,238 and $263,544 at March 31, 2020 and December 31, 2019, respectively. The balance payable at March 31, 2020 and December 31, 2019 was due to BGL.

The Company has Exclusive License Agreements with 940 A to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. This Exclusive License Agreement provides that the Company will pay 940 A 2.5% of gross revenues per quarter as a royalty. Total royalty expense for the three months ended March 31, 2020 and March 31, 2019 was $4,850 and $10,223, respectively.

Effective July 29, 2019 the Company has agreed to pay the members of the Company’s Board of Directors, including Mr. Robert M. Carmichael, a management director, an annual fee of $18,000 for serving on the Company’s Board of Directors for the year ending December 31, 2019. As of December 31, 2019, the Company has accrued $49,500 in Board of Directors’ fees. As of March 31, 2020, the Company had accrued another $9,000 in Board of Directors’ fees.

Note 5. COVID-19 Pandemic

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

While we are not able to estimate the ultimate impact of the COVID-19 pandemic on our financial condition and future results of operations, depending on the prolonged impact of the COVID-19 outbreak, this situation had a significant adverse effect on our reported results of operations for the three months ended March 31, 2020. The extent to which the coronavirus impacts our results and financial condition, however, will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge and the actions to contain and treat its impacts, among others.

Note 6. Convertible Debentures and Notes Payable

Convertible Debentures

Convertible debentures consisted of the following at March 31, 2020:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Original Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Reg.
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	—	10,000	4,319	(1)
12/01/17	12/01/20	6%	50,000	(12,500)	50,000	—	50,000	7,000	(2)
12/05/17	12/04/20	6%	50,000	(12,500)	50,000	—	50,000	7,717	(3)
					$110,000	$—	$110,000	$18,286

(1)	The Company borrowed $10,000 in exchange for a convertible debenture. The lender at its option may convert all or part of the note plus accrued interest into common stock at a price of 30% discount as determined from the average four highest closing bid prices over the preceding five trading days. The Company valued the beneficial conversion feature of the convertible debenture at $4,286, which was accreted to interest expense over the period of the note. The note is currently in default.

(2)	On December 1, 2017 the Company entered into a $50,000 principal amount 6% secured convertible promissory note, due December 1, 2018, subject to extension. The note is secured with such assets of the Company equal to the principal and accrued interest, and is guaranteed by the Company’s wholly-owned subsidiaries, Trebor and BHP and the personal guarantee of Mr. Carmichael.

The conversion price under the note initially ranged from $0.02 per share if converted in the first year to $0.125 per share if converted in year five. The lender may convert at any time until the note plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender will be limited to maximum conversion of 9.99% of the outstanding common stock of the Company at any one time. In 2019, the maturity date of the note was extended for one additional year to December 31, 2019 with a reduction in the conversion price to $0.01 per share. The Company recorded a loss on extinguishment of debt of $32,000 upon the modification of conversion price. The maturity date was further extended to December 1, 2020.

(3)	On December 5, 2017 the Company entered into a $50,000 principal amount 6% secured convertible promissory note, due December 4, 2018, subject to extension. The note is secured with such assets of the Company equal to the principal and accrued interest, and is guaranteed by the Company’s wholly-owned subsidiaries, Trebor and BHP and the personal guarantee of Mr. Carmichael.

The conversion price under the note initially ranged from $0.02 per share if converted in the first year to $0.125 per share if converted in year five. The lender may convert at any time until the note plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender will be limited to maximum conversion of 9.99% of the outstanding common stock of the Company at any one time. In 2019, the note was extended for one additional year to December 31, 2019 with a reduction in the conversion price to $0.01 per share. The Company recorded a loss on extinguishment of debt of $99,000 upon the modification of conversion price. The maturity date was further extended to December 31, 2020.

Notes Payable

Gonzales Note

The Company issued an unsecured, non-interest-bearing note of $200,000 with Mr. Tom Gonzales on July 1, 2013. The note is payable upon demand. The note balance was $100,000 at March 31, 2020 and December 31, 2019.

Hoboken Note

The Company issued an unsecured, non-interest-bearing note of $10,000 with Hoboken Street Association on October 15, 2016. The note is payable upon demand. The note balance was $10,000 as of March 31, 2020 and December 31, 2019.

Loan Payable

Marlin Note

On September 30, 2019 the Company, via its wholly owned subsidiary BLU3, executed an equipment finance agreement financed for the purchase of certain plastic molding equipment through Marlin Capital Solutions (“Marlin Capital”). The initial principal balance was $96,725 payable over 36 equal monthly installments of $3,143.80. The equipment finance agreement contains customary events of default. The loan balance was $82,635 as of March 31, 2020.

Payment Amortization
2020 (9 months remaining)	$22,565
2021	32,975
2022	27,095
Total Loan Payments	$82,635
Current portion of Loan payable	(30,488)
Non-Current Portion of Loan Payable	$52,147

Note 7. Shareholders’ Equity

Common Stock

In December 2018, the Company issued 20,000,000 shares of common stock to Mr. Carmichael as an incentive bonus with a fair value of $200,000. Effective January 2, 2020, Mr. Carmichael fully met the requirements of the incentive bonus and the Company has now accounted for the shares being issued and outstanding. Stock based compensation related to this issuance for the three months ended March 31, 2020 was $1,280.

In January 2020 the Company issued 2,647,065 shares in exchange for $45,000 to an accredited investor and daughter of Mr. Charles F. Hyatt, a member of our Board of Directors.

In February 2020 the Company issued 12,500,000 shares related to the exercise of warrants at an exercise price of $.01, for a total conversion price of $125,000. The shares were issued to Mr. Hyatt, a member of the Board of Directors.

Preferred Stock

During the second quarter of 2010, the holder of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of blank check preferred stock. The blank check preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company from time to time in accordance with the provisions of the Florida Business Corporation Act. In April 2011 the Board of Directors designated 425,000 shares of the blank check preferred stock as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into a share of the Company’s common stock at any time at the option of the holder at a conversion price of $18.23 per share. Holders of shares of Series A Convertible Preferred Stock are entitled to 250 votes for each share held. The Company’s common stock and Series A Convertible Preferred Stock vote together as on any matters submitted to our shareholders for a vote. As of March 31, 2020 and December 31, 2019, the 425,000 shares of Series A Convertible Preferred Stock are owned by Mr. Carmichael.

Options

Effective July 29, 2019 the Company issued options to purchase up to an aggregate of 10,380,952 shares of common stock to Blake Carmichael, an employee of the Company and son of our CEO. The options were issued pursuant to a stock option grant agreement and are exercisable at $0.018 per share for a period of five years from the date of issuance, subject to vesting over a period of six months. The fair value of the options totaled $43,575 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 2.10%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 172%. Stock option expense recognized during the three ended March 31, 2020 was $5,362.

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

Stock option expense recognized during the three months ended March 31, 2020 was $10,724.

Effective January 6, 2020 the Company issued options to purchase up to 2,000,000 shares of common stock to Jeffrey Guzy, a Director of the Company. The options were issued pursuant to a stock option grant agreement and is exercisable at $0.0229 per share for a period of three years from the date of issuance. The options were immediately vested. The fair value of the options on the date of the grant was $40,107 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 1.55%, ii) expected life of 1.5 years, iii) dividend yield of 0%, iv) expected volatility of 250%. Stock option expense recognized during the three months ended March 31, 2020 for this option was $40,107.

Effective January 11, 2020 the Company issued options to purchase up to 2,000,000 shares of common stock to BizLaunch Advisors, LLC. The options were issued pursuant to a professional services agreement and are exercisable at $0.0229 per share for a period of three years from the date of issuance. The options were immediately vested. The fair value of the options on the date of the grant was $40,097 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 1.54%, ii) expected life of 1.5 years, iii) dividend yield of 0%, iv) expected volatility of 250%. Stock option expense recognized during the three months ended March 31, 2020 for this option was $40,097.

A summary of the Company’s stock option as of December 31, 2019, and changes during the three months ended March 31, 2020 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding - December 31, 2019	35,295,237	$0.0180	4.58
Granted	4,000,000	$0.2290
Forfeited	-	-
Vested	14,380,952	$0.0194
Outstanding - March 31, 2020	39,295,237	$0.0185	4.17
Exercisable - March 31, 2020	39,295,237	$0.0185	4.17	$373,352

Warrants

A summary of the Company’s warrants as of December 31, 2019, and changes during the three months ended March 31, 2020 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding - December 31, 2019	52,608,725	$0.01	0.66
Granted	-	$-
Exercised	(12,500,000)	$0.01
Forfeited or Expired	(2,608,725)	$0.0115
Outstanding - March 31, 2020	37,500,000	$0.01	0.44
Exercisable - March 31, 2020	37,500,000	$0.01	0.44	$675,000

On February 25, 2020, Mr. Charles F. Hyatt, a member of the Company’s Board of Directors, partially exercised a warrant for the acquisition of 12,500,000 shares at $.01 per share, for proceeds to the Company of $125,000.

Note 8. Commitments and contingencies

On August 14, 2014, the Company entered into a thirty-seven-month term lease for its initial facilities in Pompano Beach, Florida, commencing on September 1, 2014. Terms included payment of $5,367 security deposit; base rent of approximately $4,000 per month over the term of the lease plus sales tax; and payment of 10.76% of annual operating expenses (i.e. common areas maintenance), which was approximately $2,000 per month subject to periodic adjustment. On December 1, 2016, we entered into an amendment to the initial lease agreement, commencing on October 1, 2017, extending the term for an additional eighty-four months, expiring September 30, 2024. The base rent was increased to $4,626 per month with a 3% annual escalation throughout the amended term.

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

The Company, Trebor and other third parties, are each named as a co-defendants under actions initially filed in March 2015 in the Circuit Court of Broward County under Case No. CACE-15-03238 and CACE -16-0000242 by the Estate of Ernesto Rodriguez, claiming wrongful death and products liability resulting in the decedent’s drowning death while using a Brownie’s Third Lung product. This claim falls outside the Company’s period of insurance coverage. Plaintiff has claims damages exceeding $1,000,000. This claim was settled in June, 2020 for $50,000, and further modified on August 25, 2020 into a lump sum payment of 88.4% of the original settlement amount. The Company has recorded $50,000 of accrued legal settlement as of March 31, 2020 and December 31, 2019.

Note 9. Segment Reporting

The Company has three operating segments as described below:

1. Legacy SSA Products, which sells recreational hookah diving systems.

2. High Pressure Gas Systems, which sells high pressure air and industrial gas compressor packages.

3. Ultra Portable Tankless Dive Systems, which sells next generation electric surface supply air diving systems and electric shallow dive system that are battery operated and completely portable to the user.

	Three Months Ended
	March 31,

	Legacy SSA Products		High Pressure Gas Systems		Ultra Portable Tankless Dive Systems		Total Company
	2020	2019	2020	2019	2020	2019	2020	2019
Net Revenues	$294,118	$426,820	$198,216	$94,633	$142,456	$-	$634,790	$521,453
Cost of Revenue	(228,187)	(361,344)	(149,800)	(72,339)	(153,909)	-	(531,896)	(433,683)
Gross Profit	65,931	65,476	48,416	22,294	(11,453)	-	102,894	87,770
Depreciation	1,116	3,563	-	-	2,417	-	3,533	3,563
Loss from operations	$(206,656)	$(163,783)	$(2,771)	$(32,690)	$(81,350)	$(65,520)	(290,777)	$(261,993)

Total Assets	$1,152,136	$1,844,075	$138,743	$217,165	$269,759	$12,729	1,560,638	$2,073,969

Note 10. Subsequent Events

Between April 1, 2020 and June 10, 2020 the Company issued an aggregate of 330,636 shares of common stock to an employee for services performed in December 2019 and the first five months of 2020.

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

On April 2, 2020 Mr. Hyatt exercised an additional portion of an outstanding common stock purchase warrant representing 10,000,000 shares of common stock. The Company received proceeds of $100,000 upon such exercise.

On April 10, 2020 the Company sold an aggregate of 20,000,000 shares of its common stock at a purchase price $0.025 per share to accredited investors, including Mr. Hyatt, in a private transaction, resulting in proceeds to the Company of $500,000.

On April 14, 2020 the Company entered into a Non-Qualified Stock Option Agreement with Mr. Carmichael (the “Carmichael Option Agreement”). Under the terms of the Carmichael Option Agreement, as additional compensation the Company granted Mr. Carmichael an option (the “Carmichael Option”) to purchase up to an aggregate of 125,000,000 shares of the Company’s common stock at an exercise price of $.045 per share, of which the right to purchase 75,000,000 shares of common stock is subject to vesting upon the achievement of the net revenue milestones set forth below (the “Net Revenue Portion of the Option”) and the right to purchase 50,000,000 shares of common stock is subject to vesting upon official notice of the listing of the Company’s common stock on The Nasdaq Stock Market, the NYSE American LLC or similar stock exchange. The Net Revenue Portion of the Option shall vest as follows:

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

On May 21, 2020 the Board of Directors of the Company agreed to provide incentive compensation to six individuals who are either its employees or independent contractors for additional time spent by these individuals on the BLU3-VENT project. Of the aggregate of approximately $214,648 of incentive compensation, $53,668 was paid in cash and the balance of $160,980 was paid through the issuance of an aggregate of 3,658,633 shares of the Company’s common stock valued at $0.044 per share. Robert M. Carmichael received a total of $31,904 of incentive compensation which was paid through the issuance of 725,087 shares of the Company’s common stock and Blake Carmichael received a total of $37,369 of incentive compensation which was paid through the issuance of 849,305 shares of the Company’s common stock.

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

During early 2020 an offer of settlement for $50,000 was made by the Company to the Estate of Ernesto Rodriguez (Case No. CACE-15-03238 and CACE -16-0000242). The settlement was accepted and the Circuit Court in and for Broward County, Florida entered an Order on May 15, 2020 which approved the settlement. The Final Order of Dismissal was entered on behalf of the Company and Trebor on May 13, 2020. The settlement amount of $50,000 was payable in installments through May 19, 2022. On August 25, 2020 the Court approved a join motion to modify the settlement to a lump sum payment of 88.4% of the original settlement amount. The Company paid the modified settlement amount on August 25, 2020. Please see Note 8.

On June 9, 2020 the Company entered into an advertising and marketing agreement with Figment Design. The term of the agreement is for one year, and thereafter renew or cancel the agreement in writing 60 days before the final date. The Company will be billed $5,275 for June and July 2020 and $8,840 from August 2020 to July 2021.

On June 30, 2020 the Company entered into Amendment No. 2 to the Patent License Agreement with Setaysha Technical Solutions, LLC (“STS”). The amendment set certain limits and expectations of the assistance from STS related to designing and commercializing certain diving products, and revised the royalty payments due to STS as consideration for uncompensated services. The Company is obligated to pay STS a minimum yearly royalty of $60,000, or $15,000 per fiscal quarter, beginning in December 2019 and increasing by 2.15% per year. The minimum royalty was temporarily increased to $60,000 for fiscal years 2022, 2023 and 2024, with a fourth quarter true up against earned royalties. In addition, if the Company should terminate the agreements with STS prior to December 31, 2023, then the Company is obligated to pay STS $180,000, less cumulative royalties paid in excess of $334,961 for the years 2019 through 2024.

On August 1, 2020, BLU3 entered into an advertising and marketing agreement with Figment Design. The term of the agreement is for one year beginning August 1, 2020, and thereafter renew or cancel the agreement in writing 60 days before the final date. Figment Design will bill BLU3 $3,500 per month as retainer and $1,500 to $2,000 for monthly ad spend.

On August 1, 2020 BLU3 entered into a marketing agreement with This Way Media PTY, Ltd. The term of this agreement is for 11 months and can be cancelled with 30 days notice during the first 90 days of the agreement. After the first 90 days, the agreement can be cancelled with 60 days notice after the completion of the term of the agreement. BLU3 will pay This Way Media PTY, LTD $500 per month, and 5% of each affiliate sale.

On August 10, 2020 the Company engaged Brandywine, LLC to provide certain advisory and consulting services to it under the terms of a letter agreement. As compensation for the services, we agreed to pay Brandywine, LLC an hourly rate of $125.00 and issue it 10,000 shares of our common stock for each hour billed, which such shares are issuable to a designee of Brandywine, LLC in its discretion, and reimburse it for pre-approved expenses. The agreement may be terminated by either party upon 15 days notice, and contains customary indemnification provisions.

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

While we are not able to estimate the ultimate impact of the COVID-19 pandemic on our financial condition and future results of operations, depending on the prolonged impact of the COVID-19 outbreak, this situation had a significant adverse effect on our reported results of operations for the three months ended March 31, 2020 as the closures slowed the quarterly growth that was building for the first two months of 2020. The extent to which the coronavirus impacts our results and financial condition, however, will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge and the actions to contain and treat its impacts, among others.

Results of Operations

Net Revenues, Costs of Net Revenues and Gross Profit

Overall, our net revenues increased 21.7% in the First Quarter of 2020 from the First Quarter of 2019, which included an increase of 24.9% in net revenue from sales to third parties and an increase of 12.9% in sales to related parties. Our cost of net revenues in the First Quarter of 2020 was 83.8% of our total net revenues as compared to 83.2% in First Quarter of 2019. Included in our cost of net revenues are royalty expenses we pay to Robert M. Carmichael, our Chairman and CEO, which increased 85.3% in the First Quarter of 2020 from the First Quarter of 2019. We reported an overall. gross profit margin of 16.2% in the First Quarter of 2020 as compared to 16.8% in the First Quarter of 2019.

Beginning with the third quarter of 2019 we began reporting our net revenues, costs of net revenues and gross profit in three segments based upon these product lines. The following tables provides net revenues, costs of net revenues which is exclusive of the royalties we pay Mr. Carmichael and gross profit margins for our segments for the First Quarter of 2020 and the First Quarter of 2019.

Net Revenues

	First Quarter	First Quarter	%
	2020	2019	change

Legacy SSA Products	$294,118	$426,820	(31.1)%
High Pressure Gas Systems	198,216	94,633	109.5%
Ultra-Portable Tankless Dive Systems	142,456	N/A	N/A
Total net revenue	$634,790	$521,453	21.7%

Cost of revenues as a percentage of net revenues

	First Quarter	First Quarter
	2020	2019

Legacy SSA Products	77.6%	84.7%
High Pressure Gas Systems	75.6%	76.4%
Ultra-Portable Tankless Dive Systems	108.0%	N/A

Gross profit(loss) margins

	First Quarter	First Quarter
	2020	2019

Legacy SSA Products	22.4%	15.4%
High Pressure Gas Systems	24.4%	23.6%
Ultra-Portable Tankless Dive Systems	(8.0)%	N/A

Legacy SSA Products segment

The decline in net revenues from this segment for the First Quarter of 2020 from the First Quarter of 2019 relates to impact of the COVID-19 pandemic, as the majority of the country and therefore, our retail sales outlets were nearly shut down for the month of March, 2020. Prior to the pandemic, sales of for the first two months of 2020 were trending to meet or exceed the revenue for the same period in 2019.

Our costs of revenues as a percentage of net revenues in this segment decreased in the First Quarter of 2020 as compared to the First Quarter of 2019. The decrease in cost of revenues as a percentage of net revenue is a result of better margins coming from an increase in direct to consumer sales during the first quarter of 2020. The increase came despite the fixed costs in cost of revenues that remained while the Company was transitioning its expense structure to accommodate for the potential continued lower sales volume created by the COVID-19 pandemic.

High Pressure Gas Systems segment

The increase in net revenues from this segment for the First Quarter of 2020 from the comparable period in 2019, reflects penetration in the breathing air market in the diving industry. The segment was continuing the momentum from 2019, but saw a reduction in sales during March 2020 due to the COVID-19 pandemic. We believe the increased revenue is attributable to the recognition and acceptance of the L&W brand is growing steadily and we expect sales to increase steadily as our exposure increases.

Our costs of revenues as a percentage of net revenues in this segment decreased slightly in the First Quarter of 2020 as compared to the First Quarter of 2019. Increased margins from a shift in customer base, away from wholesalers and more direct to consumer, were offset by the increase in cost of revenues is due to COVID-19 pandemic, with the inability to reduce fixed cost of sales expenses in correlation with the unexpected revenue decrease that occurred during March 2020.

Ultra Portable Tankless Dive Systems

We started building and shipping our Ultra Portable Tankless Dive Systems (Nemo) in the third quarter of 2019. During the First Quarter of 2020, the sales channel was still developing in our direct to consumer channels.

Our cost of revenue from this segment as percentage of net revenues in the First Quarter of 2020 may not be reflective of our margins on this segment in future periods. The COVID-19 pandemic, along with the inefficiencies in production of a new product line, have contributed to the current level of cost of sales.

Operating Expenses

Operating expenses, consisting of SG&A and research and development costs, and are reported on a consolidated basis for our operating segments. Overall, our operating expenses increased 12.6% for the First Quarter of 2020 from the First Quarter of 2019.

SG&A increased 17.9% for First Quarter of 2020 from the First Quarter of 2019 which is primarily attributable an increase in advertising and marketing expense of 100% or approximately $17,000, and an increase of 21.1% in administrative payroll, including non-cash compensation, or approximately $40,000, from the comparable 2019 period.

Research and development costs declined 45.6% for the First Quarter of 2020 from the comparable period in 2019 as a result of a reduction in R&D costs associated with the Ultra-Portable Tankless Dive Systems segment. The BLU3 segment completed the R&D phase of the Nemo project and moved it into a marketable system during the third quarter of 2019, therefore, R&D costs during first quarter of 2020 were significantly reduced. The current R&D expenses are primarily related to development of the batteries in our Sea Lion product.

Total Other Expense

Total other expense increased $3,864 or 188.3% in the First Quarter of 2020 from the First Quarter of 2019, which is primarily attributable the interest expense on the convertible debentures, and interest expense on the Marlin Capital loan.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarized total current assets, total current liabilities and working capital (deficit) at March 31, 2020 (unaudited) as compared to December 31, 2019.

	March 31,	December 31,	% of
	2020	2019	change
Total current assets	$921,271	$998,304	(7.7)%
Total current liabilities	$1,360,271	$1,402,941	(3.0)%
Working capital (deficit)	$(439,000)	$(404,637)	8.5%

The decrease in our current assets at March 31, 2020 from December 31, 2019 principally reflects decreases in accounts receivable and cash, offset by an increase in inventory, net. The decrease in our total current liabilities principally reflects increases in accounts payable and accrued liabilities offset by declines in accounts payable – related parties, operating lease liabilities, and customer deposits and unearned income.

Summary Cash Flows

	Three Months Ended March 31,
	2020	2019

Net cash used by operating activities	$(197,583)	$(143,069)
Net cash used by investing activities	$-	$-
Net cash provided by financing activities	$162,863	$500,000

Net cash used in operating activities for the First Quarter of 2020 was primarily the result of a net loss of $296,693 along with usages via an increase of inventory of $80,202 and a decrease in customer deposits of $72,911 and a decrease in accounts payable – related party of $23,306 for the three months ended March 31, 2020. The usages were offset by a generation of cash from accounts receivable of $103,343 as of March 31, 2020 as well as a decrease in prepaid expenses of $24,998 for the same period.

Net cash provided by financing activities in the First Quarter of 2020 period reflects proceeds from the sale of common stock via an offering as well as the exercising of warrants.

Going Concern and Management’s Liquidity Plans

As set forth in Note 3, the unaudited condensed consolidated financial statements appearing in this report were prepared assuming we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the 12-month period following the date of issuance of these consolidated financial statements. The report of our independent registered public accounting firm on our audited consolidated financial statements for the year ended December 31, 2019 contained a going concern qualification.

We have a history of losses and our cash flow is not sufficient to fund our operations and our growth plans. At March 31, 2020 we had $35,900 in cash on hand and a $439,000 working capital deficit. As set forth in Note 6 appearing earlier in this report, we are past due on the repayment of a $10,000 convertible debenture and we have an additional $110,000 in loans which are due on demand. In addition to funds to pay our obligations, we estimate that we need to raise approximately $500,000 in additional working capital over the next 12 months, however, we do not presently have any binding commitments for such funds. We are continuing to engage in discussions with potential sources for this required additional capital, however, our ability to raise capital is somewhat limited based upon our revenue levels, net losses and limited market for our common stock. If we fail to raise additional funds when needed, or if we do not have sufficient cash flows from operations, we may be required to scale back or cease certain of our operations.

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition, valuation of inventory, allowance for doubtful accounts, and equity based transactions. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our unaudited condensed consolidated financial statements appearing earlier in this report.

Recent Accounting Pronouncements

The recent accounting standards that have been issued or proposed by the Financial Accounting Standards Board (FASB) or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. These recent accounting pronouncements are described in Note 2 to our notes to unaudited condensed consolidated financial statements appearing earlier in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. The Company’s management, under the supervision and with the participation of Robert Carmichael, the Company’s Chief Executive Officer who also serves as our principal financial and accounting officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2020. Based upon that evaluation the Chief Executive Officer who also serves as our principal financial and accounting officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report as a result of the following:

● the continuing material weakness in the Company’s internal control over financial reporting as described in Item 9A. of our 2019 10-K;

● our management failed to timely obtain the requisite consent of our Board of Directors to certain corporate actions, including the extension of the payment of Board fees to our directors, including Mr. Carmichael; and to the approval of certain contracts which contemplate the issuance of shares of our common stock; and

● our inability to file this report within the periods prescribed, including after taking advantage of the Order described earlier in this report under the Explanatory Notes.

In addition to the significant delay in the timely filing of this report, as of the date of this report, we have also failed to timely file our quarterly report on Form 10-Q for the period ended June 30, 2020 which was due on August 14, 2020. In August 2020 we engaged a firm to assist us in the preparation of our financial statements and our periodic reports to be filed with the SEC. We expect this this firm will provide much needed support to our accounting department which will enable us to file our periodic reports with the SEC on a timely basis. We do not, however, expect that the weaknesses in our disclosure controls will be remediated until such time as we remediate the material weaknesses in our internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15 under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We incorporate by reference the risk factors disclosed in Part I, Item 1A of our 2019 10-K.

Item 2. Unregistered sales of equity securities and use of proceeds

None, except as previously reported.

Item 3. Defaults Upon Senior Securities

None.

Item 4. MINE SAFETY DISCLOSURE

None.

Item 5. Other Information

During early 2020 an offer of settlement for $50,000 was made by the Company to the Estate of Ernesto Rodriguez (Case No. CACE-15-03238 and CACE -16-0000242). The settlement was accepted and the Circuit Court in and for Broward County, Florida entered an Order on May 15, 2020 which approved the settlement. The Final Order of Dismissal was entered on behalf of the Company and Trebor on May 13, 2020. The $50,000 settlement amount is payable in installments through May 19, 2022. On August 25, 2020 the Court approved a joint motion to modify the settlement to a lump sum payment of 88.4% of the original settlement amount. The Company paid the modified settlement amount on August 25, 2020.

On June 30, 2020 the Company entered into Amendment No. 2 to the Patent License Agreement with Setaysha Technical Solutions, LLC (“STS”). The amendment set certain limits and expectations of the assistance from STS related to designing and commercializing certain diving products, and revised the royalty payments due to STS as consideration for uncompensated services. The Company is obligated to pay STS a minimum yearly royalty of $60,000, or $15,000 per fiscal quarter, beginning in December 2019 and increasing by 2.15% per year. The minimum royalty was temporarily increased to $60,000 for fiscal years 2022, 2023 and 2024, with a fourth quarter true up against earned royalties. In addition, if the Company should terminate the agreements with STS prior to December 31, 2023, then the Company is obligated to pay STS $180,000, less cumulative royalties paid in excess of $334,961 for the years 2019 through 2024.

The foregoing description of the terms of Amendment No. 2 is qualified in its entirety by reference to the agreement, a copy of which is filed as Exhibit 10.1 to this report.

On August 10, 2020 the Company engaged Brandywine, LLC to provide certain advisory and consulting services to it under the terms of a letter agreement. As compensation for the services, we agreed to pay Brandywine, LLC an hourly rate of $125.00 and issue it 10,000 shares of our common stock for each hour billed, which such shares are issuable to a designee of Brandywine, LLC in its discretion, and reimburse it for pre-approved expenses. The agreement may be terminated by either party upon 15 days notice, and contains customary indemnification provisions.

Previously, effective July 29, 2019 the Company’s Board of Directors adopted a Board compensation policy pursuant to which each member of the Company’s Board of Directors, including Mr. Robert M. Carmichael, a management director, would receive an annual fee of $18,000 for serving on the Company’s Board of Directors for the year ending December 31, 2019. On August 21, 2020 the Company’s Board of Directors approved the continuation of the 2019 Board compensation policy for the year ending December 31, 2020.

Item 6. Exhibits

		Incorporated by Reference			Filed
				Exhibit	or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith

3.1	Articles of Conversion (Nevada)	8-K	10/28/15	3.1

3.2	Certificate of Conversion (Florida)	8-K	10/28/15	3.2

3.3	Articles of Incorporation (Florida)	8-K	10/28/15	3.3

3.4	Articles of Amendment	8-K	12/16/15	3.5

3.5	Bylaws	8-K	10/28/15	3.4

10.1	Addendum No. 2 to Patent License Agreement dated June 30, 2020 by and between Setaysha Technical Solutions, LLC and Brownie’s Marine Group, Inc.				Filed

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)				Filed

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)				Filed

32.1	Certification Pursuant to Section 1350				Filed

101	XBRL Interactive Data File				Filed

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 26, 2020	Brownie’s Marine Group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Principal financial and accounting officer

