Form 10-Q
period 2020-06-30
Brownie's Marine Group, Inc
filed 2020-09-15
CIK 1166708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 301,239,412 shares of common stock outstanding at September 11, 2020.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “BWMG,” the “Company,” “we,” “our,” “us,” and similar terms refers to Brownie’s Marine Group, Inc., a Florida corporation, and our wholly owned subsidiaries, Trebor Industries, Inc., a Florida corporation (“Trebor”), Brownie’s High Pressure Compressor Services, Inc. (“BHP”), a Florida corporation, and BLU3, Inc., a Florida corporation (“BLU3”). In addition, “Second Quarter 2019” refers to the period ended June 30, 2019, “Second Quarter 2020” refers to the period ended June 30, 2020, “2019” refers to the year ended December 31, 2019 and “2020” refers to the year ending December 31, 2020.

We maintain a corporate website at www.browniesmarinegroup.com. Unless specifically set forth to the contrary, the information which appears on our websites or our social media platforms is not part of this report.

PART I

Item 1. Financial Statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets
Cash	$492,250	$70,620
Accounts receivable - net	105,095	111,291
Accounts receivable - related parties	93,415	48,762
Inventory - net	876,101	719,108
Prepaid expenses and other current assets	80,060	48,523
Total current assets	1,646,921	998,304
Property, equipment and leasehold improvements, net	92,669	103,077
Right to use Lease Assets	496,953	545,035
Other assets	16,649	20,149
Total assets	$2,253,192	$1,666,565
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$397,623	$518,678
Accounts payable - related parties	164,765	$263,544
Customer deposits and unearned revenue	43,665	121,208
Other liabilities	136,357	151,749
Operating lease liabilities	102,798	98,060
Current maturities long term debt	102,306	29,702
Notes payable	80,000	110,000
Convertible debentures, net	110,000	110,000
Total current liabilities	1,137,516	1,402,941
Long term debt	132,603	60,070
Long-term operating lease liabilities	394,154	446,975
Total liabilities	1,664,273	1,909,986
Commitments and contingent liabilities (see note 8)
Stockholders’ equity (deficit)
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019.	425	425
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; 301,010,168 shares issued and outstanding at June 30, 2020 and 245,540,501 shares issued and 225,540,501 shares outstanding at December 31, 2019.	30,101	22,554
Common stock payable 138,941 shares and 138,941 shares, respectively as of June 30, 2020 and December 31, 2019.	14	14
Additional paid-in capital	12,873,632	11,338,104
Accumulated deficit	(12,315,253)	(11,604,518)
Total stockholders’ equity (deficit)	$588,919	$(243,421)
Total liabilities and stockholders’ equity (deficit)	$2,253,192	$1,666,565

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30

(UNAUDITED)

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
Net revenues
Net revenues	$1,123,351	$657,938	$1,601,585	$1,040,727
Net revenues - related parties	197,177	212,782	353,732	351,446
Total net revenues	1,320,528	870,720	1,955,317	1,392,173
Cost of net revenues
Cost of net revenues	685,807	548,058	1,117,762	902,721
Cost of net revenues – related parties	106,181	103,690	187,179	172,487
Royalties expense – related parties	17,916	13,894	22,766	24,117
Royalties expense	13,833	-	27,926	-
Total cost of revenues	823,737	665,642	1,355,633	1,099,325
Gross profit	496,791	205,078	599,684	292,848
Operating expenses
Selling, general and administrative	864,463	408,950	1,242,041	729,145
Research and development costs	39,995	34,676	56,088	64,244
Total operating expenses	904,458	443,626	1,298,129	793,389
Loss from operations	(407,667)	(238,548)	(698,445)	(500,541)
Other expense, net
Interest expense	(6,375)	(1,758)	(12,290)	(3,810)
Loss income before provision for income taxes	(414,042)	(240,306)	(710,735)	(504,351)
Provision for income taxes	-	-	-	-
Net Loss	(414,042)	(240,306)	(710,735)	(504,351)
Loss on foreign currency translation	-	(3,490)	-	(9,946)
Comprehensive loss	$(414,042)	$(243,796)	$(710,735)	$(514,297)
Basic and Diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and Diluted weighted average common shares outstanding	296,262,167	218,119,561	274,459,029	198,986,228

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(UNAUDITED)

	Preferred Stock		Common Stock		Common Stock Payable		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(DEFICIT)
December 31, 2019	425,000	$425	225,540,501	$22,554	138,941	$14	$11,338,104	$-	$(11,604,518)	$(243,421)
Common stock issued for Cash	-	-	2,647,065	265	-	-	44,735	-	-	45,000
Share issued for exercise of warrants	-	-	12,500,000	1,250	-	-	123,750	-	-	125,000
Stock option expense	-	-	-	-	-	-	96,290	-	-	96,290
Incentive bonus shares issued to CEO	-	-	20,000,000	2,000	-	-	(720)	-	-	1,280
Net Loss	-	-	-	-	-	-	-	-	(296,693)	(296,693)
March 31, 2020 (unaudited)	425,000	$425	260,687,566	$26,069	138,941	$14	$11,602,159	-	$(11,901,211)	$(272,544)
Common stock issued for Cash	-	-	20,000,000	2,000	-	-	498,000	-	-	500,000
Common stock issued for warrants	-	-	10,000,000	1,000	-	-	99,000	-	-	100,000
Common stock issued for service	-	-	5,000,000	500	-	-	222,000	-	-	222,500
Incentive shares issued to CEO and employees	-	-	5,322,602	532	-	-	233,968	-	-	234,500
Stock option expense	-	-	-	-	-	-	218,505	-	-	218,505
Net Loss	-	-	-	-	-	-	-	-	(414,042)	(414,042)
June 30, 2020 (unaudited)	425,000	$425	301,010,168	$30,101	138,941	$14	$12,873,632	$-	$(12,315,253)	$588,919

	Preferred Stock		Common Stock		Common Stock Payable		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	(DEFICIT)
December 31, 2018	425,000	$425	161,086,228	$16,109	138,941	$14	$10,213,595	$-	$(10,182,778)	$47,365
Common stock issued for Service	-	-	7,033,333	703	-	-	91,348	-	-	92,051
Unit offering	-	-	50,000,000	5,000	-	-	495,000	-	-	500,000
Foreign currency translation	-	-	-	-	-	-	-	(6,456)	-	(6,456)
Net Loss	-	-	-	-	-	-	-	-	(264,045)	(264,045)
March 31, 2019 (unaudited)	425,000	$425	218,119,561	$21,812	138,941	$14	$10,799,943	$(6,456)	$(10,446,823)	$368,915
Common stock issued for Service	-	-	-	-	-	-	56,832	-	-	56,832
Foreign currency translation	-	-	-	-	-	-	-	(3,490)	-	(3,490)
Net Loss	-	-	-	-	-	-	-	-	(240,306)	(240,306)
June 30, 2019 (unaudited)	425,000	$425	218,119,561	$21,812	138,941	$14	$10,856,775	$(9,946)	$(10,687,129)	$181,951

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30

(UNAUDITED)

	2020	2019
Cash flows provided by operating activities:
Net loss	$(710,735)	$(504,351)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	10,409	1,126
Shares issued for services	222,500	118,883
Shares issued for license fee	-	30,000
Incentive bonus shares issued to CEO and employees	235,780	-
Stock Based Compensation - Options	314,795	-
Change in bad debt allowance	(2,098)	-
Amortization of right-of-use asset	48,082	4,205
Changes in operating assets and liabilities
Change in accounts receivable, net	8,294	(22,890)
Change in accounts receivable – related parties	(44,653)	(31,187)
Change in inventory	(156,993)	18,436
Change in prepaid expenses and other current assets	(31,537)	(168,765)
Change in other assets	3,500	-
Change in accounts payable and accrued liabilities	(121,057)	40,333
Change in customer deposits and unearned revenue	(77,543)	(11,094)
Change in long term lease liability	(48,082)	(45,603)
Change in other liabilities	(15,392)	97,509
Change in accounts payable - related parties	(98,778)	28,215
Net cash used in operating activities	(463,508)	(405,183)
Cash flows from investing activities:
Net cash used in investing activities	-	-
Cash flows from financing activities:
Proceeds from unit offering	545,000	500,000
Proceeds from exercise of warrants	225,000	-
Proceeds from debt	159,600	-
Repayment of notes payable	(30,000)	-
Repayment of debt	(14,162)	-
Net cash provided by financing activities	885,138	500,000
Net change in cash	421,630	94,817
Cash, beginning of period	70,620	78,784
Cash, end of period	$492,250	$173,601
Supplemental disclosures of cash flow information:
Cash Paid for Interest	$5,761	$560
Cash Paid for Income Taxes	$-	$-
Supplemental disclosure of non-cash financing activities:
Operating lease Assets and Liabilities	$-	$635,613

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Company Overview

Brownie’s Marine Group, Inc., a Florida corporation (hereinafter referred to as “Brownies,” the “Company,” “our” or “BWMG”), designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and nitrox generation systems, scuba and water safety products through its wholly owned subsidiary Trebor Industries, Inc., a Florida corporation organized in 1981 (“Trebor”), and manufactures and sells high pressure air and industrial compressor packages (“Legacy SSA Products”) through its wholly owned subsidiary Brownie’s High Pressure Compressor Services, Inc., a Florida corporation organized in 2017 (“BHP”). In addition, in December 2017, the Company formed BLU3, Inc., a Florida corporation (“BLU3”), to develop and market innovation electric shallow dive systems (“Ultra Dive Systems”). During the first quarter of 2020 BLU3 was engaged in the development of the BLU3 Vent, a ventilator utilizing the Company’s existing BLU3 technology. When used herein, the “Company” or “BWMG” includes Brownie’s Marine Group, Inc., and our wholly-owned subsidiaries Trebor, BHP and BLU3.

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

Cash and cash equivalents

Only highly liquid investments with original maturities of 90 days or less are classified as cash and equivalents. These investments are stated at cost, which approximates market value.

As of June 30, 2020, the Company had $492,250 in cash on hand. One of the company’s depository accounts as of June 30, 2020 had a balance of approximately $355,000, which exceeds the FDIC coverage maximum of $250,000.

Accounts receivable

Accounts receivable consist of amounts due from the sale of all of our products to wholesale and retail customers. The allowance for doubtful accounts are estimated based on historical customer experience and industry knowledge. The allowances for doubtful accounts totaled $15,686 and $17,784 at June 30, 2020 and December 31, 2019, respectively.

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

We categorize leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of June 30, 2020. Our leases generally have terms that range from three years for equipment and five to twenty years for property. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

For the six months ended June 30, 2020 and 2019 the lease expense was approximately $78,000 and $89,000. For the six months ended June 30, 2020 and 2019 cash paid for operating liabilities was approximately $64,000 and $62,000, respectively

Supplemental balance sheet information related to leases was as follows:

Operating Leases	June 30, 2020
Right-of-use assets	$496,953
Current lease liabilities	$102,798
Non-current lease liabilities	394,155
Total lease liabilities	$496,953

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

Earnings per common share

Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. At June 30, 2020 and June 30, 2019, 202,389,986 and 83,782,544, respectively, of potentially dilutive shares were not recognized as their inclusion would be anti-dilutive. These shares reflect shares potentially issuable under convertible note agreements, outstanding warrants, outstanding stock options and the conversion of preferred stock.

Recent accounting pronouncements

The recent accounting standards that have been issued or proposed by the Financial Accounting Standards Board (FASB) or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Note 3. Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. For the six months ended June 30, 2020 the Company incurred a net loss of $710,735, of which $773,075 is non-cash stock related compensation. At June 30, 2020 the Company has an accumulated deficit of $12,315,253. Despite a working capital surplus of approximately $510,000 at June 30, 2020, the continued losses and cash used in operations raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, control expenses, raise capital, and to continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4. Related Party Transactions

The Company sells products to 3 entities owned by the brother of the Mr. Robert M. Carmichael, the Company’s Chief Executive Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers with similar sales volumes. These entities accounted for 14.9% and 24.4% of the net revenues for the three months ended June 30, 2020 and 2019, respectively, and 18.1% and 25.2% of net revenues for the six months ended June 30, 2020 and 2019, respectively. Accounts receivable from these entities totaled $72,938 and $44,442, respectively, at June 30, 2020 and December 31, 2019.

The Company sells products to Brownie’s Global Logistics, LLC. (“BGL”) and 940 Associates, Inc. (“940 A”), entities wholly-owned by Mr. Carmichael. Terms of sale are more favorable than those extended to BWMG’s regular customers, but no more favorable than those extended to Brownie’s strategic partners. Accounts receivable from the combined entities and Mr. Carmichael totaled $20,477, and $4,320 at June 30, 2020 and December 31, 2019, respectively.

The Company had accounts payable to related parties of $164,765 and $263,544 at June 30, 2020 and December 31, 2019, respectively. The balance payable at June 30, 2020 and December 31, 2019 was due to BGL.

The Company has Exclusive License Agreements with 940 A to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. This Exclusive License Agreement provides that the Company will pay 940 A 2.5% of gross revenues per quarter as a royalty. Total royalty expense for the three months ended June 30, 2020 and June 30, 2019 was $17,916 and $13,894, respectively, and for the six months ended June 30, 2020 and 2019 total royalty expense was $22,766 and $24,117, respectively.

Effective July 29, 2019 the Company has agreed to pay the members of the Company’s Board of Directors, including Mr. Robert M. Carmichael, a management director, an annual fee of $18,000 for serving on the Company’s Board of Directors for the year ending December 31, 2019. As of December 31, 2019, the Company has accrued $49,500 in Board of Directors’ fees. On August 21, 2020 the Company’s Board of Directors approved the continuation of the 2019 Board compensation policy for the year ending December 31, 2020. As of June 30, 2020, the Company had accrued an additional $18,000 in Board of Directors’ fees.

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

While we are not able to estimate the ultimate impact of the COVID-19 pandemic on our financial condition and future results of operations, depending on the prolonged impact of the COVID-19 outbreak, the extent to which the coronavirus will impact our results and financial condition, however, will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge and the actions to contain and treat its impacts, among others.

Note 6. Convertible Debentures and Notes Payable

Convertible Debentures

Convertible debentures consisted of the following at June 30, 2020:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Original Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Reg.
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	—	10,000	4,569	(1)
12/01/17	12/01/20	6%	50,000	(12,500)	50,000	—	50,000	8,500	(2)
12/05/17	12/04/20	6%	50,000	(12,500)	50,000	—	50,000	8,467	(3)
					$110,000	$—	$110,000	$21,536

(1)	The Company borrowed $10,000 in exchange for a convertible debenture. The lender at its option may convert all or part of the note plus accrued interest into common stock at a price of 30% discount as determined from the average four highest closing bid prices over the preceding five trading days. The Company valued the beneficial conversion feature of the convertible debenture at $4,286, which was accreted to interest expense over the period of the note. The note is currently in default.

(2)	On December 1, 2017 the Company entered into a $50,000 principal amount 6% secured convertible promissory note, due December 1, 2018, subject to extension. The note is secured with such assets of the Company equal to the principal and accrued interest, and is guaranteed by the Company’s wholly-owned subsidiaries, Trebor and BHP and the personal guarantee of Mr. Carmichael.

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

Notes Payable

Gonzales Note

The Company issued an unsecured, non-interest-bearing note of $200,000 with Mr. Tom Gonzales on July 1, 2013. The note is payable upon demand. The Company made repayments totaling $30,000 during the six months ending June 30, 2020. The note balance was $70,000 at June 30, 2020 and $100,000 at December 31, 2019.

Hoboken Note

The Company issued an unsecured, non-interest-bearing note of $10,000 with Hoboken Street Association on October 15, 2016. The note is payable upon demand. The note balance was $10,000 as of June 30, 2020 and December 31, 2019.

Loan Payable

Marlin Note

On September 30, 2019 the Company, via its wholly owned subsidiary BLU3, executed an equipment finance agreement financed for the purchase of certain plastic molding equipment through Marlin Capital Solutions (“Marlin Capital”). The initial principal balance was $96,725 payable over 36 equal monthly installments of $3,143.80. The equipment finance agreement contains customary events of default. The loan balance was $75,309 as of June 30, 2020

Payment Amortization
2020 (6 months remaining)	$15,239
2021	32,975
2022	27,095
Total Loan Payments	$75,309
Current portion of Loan payable	(31,296)
Non-Current Portion of Loan Payable	$44,013

PPP Loan

On May 12, 2020, we received an unsecured loan from Bank United in the principal amount of $159,600 (the “SBA Loan”), under the Paycheck Protection Program (“PPP”), which was established under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration. The intent and purpose of the PPP is to support companies, during the COVID-19 pandemic, by providing funds for certain specified business expenses, with a focus on payroll. As a qualifying business as defined by the SBA, we are using the proceeds from this loan to primarily help maintain our payroll as we navigate our business with a focus on returning to normal operations.

The term of the note is two years, though it may be payable sooner in connection with an event of default under the Note. The SBA Loan carries a fixed interest rate of one percent per year, and a monthly payment of $8,983, with the first payment due seven months from the date of initial cash receipt. Under the CARES Act and the PPP, certain amounts of loans made under the PPP may be forgiven if the recipients use the loan proceeds for eligible purposes, including payroll costs and certain rent or utility costs, and meet other requirements regarding, among other things, the maintenance of employment and compensation levels. We intend to use the SBA Loan for qualifying expenses and to apply for forgiveness of the SBA Loan in accordance with the terms of the CARES Act. The loan balance as of June 30, 2020 was $159,600.

Payment Amortization
2020 (6 months remaining)	$17,708
2021	106,871
2022	35,021
Total Loan Payments	$159,600
Current portion of Loan payable	(71,010)
Non Current Portion of Loan Payable	$88,590

Note 7. Shareholders’ Equity

Common Stock

In December 2018, the Company issued 20,000,000 shares of common stock to Mr. Carmichael as an incentive bonus with a fair value of $200,000. Effective January 2, 2020, Mr. Carmichael fully met the requirements of the incentive bonus and the Company has now accounted for the shares being issued and outstanding. Stock based compensation related to this issuance for the six months ended June 30, 2020 was $1,280.

In January 2020 the Company issued 2,647,065 shares of common stock in exchange for $45,000 to an accredited investor and daughter of Mr. Charles F. Hyatt, a member of our Board of Directors.

In February 2020 the Company issued 12,500,000 shares of common stock related to the exercise of common stock purchase warrants at an exercise price of $.01, for a total conversion price of $125,000. The shares were issued to Mr. Hyatt, a member of the Board of Directors.

On June 9, 2020 the Company issued an aggregate of 330,636 shares of common stock to an employee for services performed in December 2019 and the first five months of 2020. The fair value of these shares was $9,520.

On April 2, 2020 the Company issued 10,000,000 shares of common stock related to the exercise of common stock purchase warrant at an exercise price of $.01 per share. The Company received proceeds of $100,000 upon such exercise from Mr. Hyatt, a member of our Board of Directors.

On April 10, 2020 the Company sold an aggregate of 20,000,000 shares of its common stock at a purchase price $0.025 per share to accredited investors, including Mr. Hyatt, in a private transaction, resulting in proceeds to the Company of $500,000.

On April 9, 2020, the Company issued to an investor relations consultant, 3,000,000 shares of common stock, with a fair market value of $133,500.

On April 9, 2020, the Company issued, to a corporate communication consultant 2,000,000 shares of its common stock with a fair market value of $89,000.

On April 28, 2020, the Company issued 1,333,333 shares of its common stock as incentives to two employees. The fair value of the stock was $64,000.

On May 21, 2020, the Company issued 3,658,633 shares of common stock with a fair market value of $160,980 to six individuals for compensation related to the BLU3-VENT project. Of the shares issued, Robert M. Carmichael received a total 725,087 shares with a fair value of $31,904 and Blake Carmichael received a total of 849,305 shares with a fair value of $37,369. The balance of the shares were received by employees of the Company and independent contractors.

Preferred Stock

During the second quarter of 2010, the holder of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of blank check preferred stock. The blank check preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company from time to time in accordance with the provisions of the Florida Business Corporation Act. In April 2011 the Board of Directors designated 425,000 shares of the blank check preferred stock as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into a share of the Company’s common stock at any time at the option of the holder at a conversion price of $18.23 per share. Holders of shares of Series A Convertible Preferred Stock are entitled to 250 votes for each share held. The Company’s common stock and Series A Convertible Preferred Stock vote together as on any matters submitted to our shareholders for a vote. As of June 30, 2020, and December 31, 2019, the 425,000 shares of Series A Convertible Preferred Stock are owned by Mr. Carmichael.

Options

Effective July 29, 2019 the Company issued options to purchase up to an aggregate of 10,380,952 shares of common stock to Blake Carmichael, an employee of the Company and son of our CEO. The options were issued pursuant to a stock option grant agreement and are exercisable at $0.018 per share for a period of five years from the date of issuance, subject to vesting over a period of six months. The fair value of the options totaled $43,575 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 2.10%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 172%. Stock option expense recognized during the six months ended June 30, 2020 was $5,362.

Effective July 29, 2019 the Company issued its chief executive officer options to purchase up to 20,761,904 shares of common stock. The options were issued pursuant to a Grant Agreement and are exercisable at $0.018 per share for a period of five years from the date of issuance, subject to vesting over a period of six months. The fair value of the options totaled $87,147 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 2.01%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 172%. Stock option expense recognized during the six months ended June 30, 2020 was $10,724.

Effective January 6, 2020 the Company issued options to purchase up to 2,000,000 shares of common stock to Jeffrey Guzy, a Director of the Company. The options were issued pursuant to a stock option grant agreement and is exercisable at $0.0229 per share for a period of three years from the date of issuance. The options were immediately vested. The fair value of the options on the date of the grant was $40,107 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 1.55%, ii) expected life of 1.5 years, iii) dividend yield of 0%, iv) expected volatility of 250%. Stock option expense recognized during the six months ended June 30, 2020 for this option was $40,107.

Effective January 11, 2020 the Company issued options to purchase up to 2,000,000 shares of common stock to BizLaunch Advisors, LLC. The options were issued pursuant to a professional services agreement and are exercisable at $0.0229 per share for a period of three years from the date of issuance. The options were immediately vested. The fair value of the options on the date of the grant was $40,097 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 1.54%, ii) expected life of 1.5 years, iii) dividend yield of 0%, iv) expected volatility of 250%. Stock option expense recognized during the three months ended June 30, 2020 for this option was $40,097.

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

The fair value of the Carmichael Option on the date of the grate was $4,370,109 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of .26%, ii) expected life of 1.5 years, iii) dividend yield of 0%, iv) expected volatility of 320%. The company analyzed the likelihood that the vesting qualifications would be met, and as of June 30, 2020 deemed that there was a 5% chance that the options would vest. Therefore, stock option expense recognized during the six months ended June 30, 2020 for this option was $218,505.

A summary of the Company’s stock option as of December 31, 2019, and changes during the six months ended June 30, 2020 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding - December 31, 2019	35,295,237	$0.0180	4.58
Granted	129,000,000	$0.0440
Forfeited	-	-
Exercised	-	-
Outstanding - June 30, 2020	164,295,237	$0.0390	3.09
Exercisable - June 30, 2020	39,295,237	$0.0185	3.92	$334,057

Warrants

A summary of the Company’s warrants as of December 31, 2019, and changes during the six months ended June 30, 2020 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding - December 31, 2019	52,608,725	$0.01	0.66
Granted	-	$-
Exercised	(22,500,000)	$0.01
Forfeited or Expired	(2,608,725)	$0.0115
Outstanding - June 30, 2020	27,500,000	$0.01	0.19
Exercisable - June 30, 2020	27,500,000	$0.01	0.19	$467,500

On February 25, 2020, Mr. Charles F. Hyatt, a member of the Company’s Board of Directors, partially exercised a warrant for the acquisition of 12,500,000 shares at $.01 per share, for proceeds to the Company of $125,000.

On April 2, 2020 Mr. Hyatt purchased 10,000,000 shares related to the exercise of an outstanding common stock purchase warrant at an exercise price of $.01 per share. The Company received proceeds of $100,000 upon such exercise.

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

The Company, Trebor and other third parties, are each named as a co-defendants under actions initially filed in March 2015 in the Circuit Court of Broward County under Case No. CACE-15-03238 and CACE -16-0000242 by the Estate of Ernesto Rodriguez, claiming wrongful death and products liability resulting in the decedent’s drowning death while using a Brownie’s Third Lung product. This claim falls outside the Company’s period of insurance coverage. Plaintiff has claims damages exceeding $1,000,000. This claim was settled in June 2020 for $50,000, and further modified into a lump sum payment of 88.4% of the original settlement amount which was paid in fill on August 25, 2020. The Company has recorded $50,000 of accrued legal settlement as of December 31, 2019. The Company made a payment of $3,000 during the three months ended June 30, 2020. As of June 30, 2020 the accrued legal settlement amount was $47,000. The Company paid the modified settlement amount on August 25, 2020.

On June 30, 2020, the Company entered into Amendment No. 2 to the Patent License Agreement with Setaysha Technical Solutions, LLC (“STS”). The amendment set certain limits and expectations of the assistance from STS related to designing and commercializing certain diving products, and revised the royalty payments due to STS as consideration for uncompensated services. The Company is obligated to pay STS a minimum yearly royalty of $60,000, or $15,000 per fiscal quarter, beginning in December 2019 and increasing by 2.15% per year. The minimum royalty was temporarily increased to $60,000 for fiscal years 2022, 2023 and 2024, with a fourth quarter true up against earned royalties. In addition, if the Company should terminate the agreements with STS prior to December 31, 2023, then the Company is obligated to pay STS $180,000, less cumulative royalties paid in excess of $334,961 for the years 2019 through 2024. Royalty recorded in relation to this agreement totaled $13,833 and $27,926 for the three and six months ended June 30, 2020 respectively.

On April 9, 2020 the Company entered into an Investor Relations Consulting Agreement with HIR Holdings, LLC pursuant to which the Company engaged the firm to provide investor relations services. The term of the agreement is for a minimum guaranteed period of six months, and thereafter is cancellable by either party upon 30 days notice to the other party. As compensation the Company issued the consultant 3,000,000 shares of its common stock, valued at $133,500, and is responsible for reimbursement of certain pre-approved expenses.

On April 9, 2020 the Company also entered into a Corporate Communication Consulting Agreement with Impact IR Inc. pursuant to which the Company also engaged this firm to provide investor relations services. The term of the agreement is six months. As compensation the Company issued the consultant 2,000,000 shares of its common stock valued at $89,000.

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

3. Ultra Portable Tankless Dive Systems, which sells next generation electric surface supply air diving systems and electric shallow dive system that are battery operated and completely portable to the user. This segment also developed the technology behind the BLUVent and was the recipient of the third party purchase order on behalf of the US Department of Defense.

	Three Months Ended
	June 30,
	Legacy SSA Products		High Pressure Gas Systems		Ultra Portable Tankless Dive Systems		Total Company
	2020	2019	2020	2019	2020	2019	2020	2019
Net Revenues	$626,389	$652,660	$75,170	$218,060	$618,969	$-	$1,320,528	$870,720
Cost of Revenue	(310,595)	(457,873)	(35,487)	(207,769)	(477,655)	-	(823,737)	(665,642)
Gross Profit	315,794	194,787	39,683	10,291	141,314	-	496,791	205,078
Depreciation	2,039	-	-	-	4,837	-	6,876	-
Income (Loss) from operations	$(408,031)	$(47,955)	$534	$(86,813)	$(170)	$(103,780)	$(407,667)	$(238,548)

	Six Months Ended
	June 30,
	Legacy SSA Products		High Pressure Gas Systems		Ultra Portable Tankless Dive Systems		Total Company
	2020	2019	2020	2019	2020	2019	2020	2019
Net Revenues	$920,507	$1,079,480	$273,386	$312,693	$761,424	$-	$1,955,317	$1,392,173
Cost of Revenue	(538,782)	(819,217)	(185,287)	(280,108)	(631,564)	-	(1,355,633)	(1,099,325)
Gross Profit	381,725	260,263	88,099	32,585	129,860	-	599,684	292,848
Depreciation	3,155	1,126	-	-	7,254	-	10,409	1,126
Loss from operations	$(614,687)	$(211,738)	$(2,237)	$(119,503)	$(81,520)	$(169,300)	$(698,444)	$(500,541)

Total Assets	$1,433,698	$1,742,547	$187,371	$142,924	$632,123	$-	2,253,192	$1,885,471

Note 10. Subsequent Events

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

On August 1, 2020, BLU3 entered into a marketing agreement with This Way Media PTY, Ltd. The term of this agreement is for 11 months and can be cancelled with 30 days notice during the first 90 days of the agreement. After the first 90 days, the agreement can be cancelled with 60 days notice after the completion of the term of the agreement. BLU3 will pay This Way Media PTY, LTD $500 per month, and 5% of each affiliate sale.

On August 10, 2020, the Company engaged Brandywine, LLC to provide certain advisory and consulting services to it under the terms of a letter agreement. As compensation for the services, we agreed to pay Brandywine, LLC an hourly rate of $125.00 and issue it 10,000 shares of our common stock for each hour billed, which such shares are issuable to a designee of Brandywine, LLC in its discretion, and reimburse it for pre-approved expenses. The agreement may be terminated by either party upon 15 days notice, and contains customary indemnification provisions.

On August 21, 2020 the Company executed an installment sales contract with Mercedes Benz Coconut Creek for the purchase of a 2019 Mercedes Benz Sprinter delivery van. The installment agreement is for $55,841 with a zero interest rate payable over 60 months with a monthly payment of $931. The first payment is due on October 5, 2020.

On September 10, 2020 the Company issued an aggregate of 229,244 shares of common stock to an employee for services performed in June to August, 2020. The fair value of these shares was $4,930.

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

To further bolster our working capital, on May 12, 2020, we received a loan in the principal amount of $159,600 (the “SBA Loan”), under the Paycheck Protection Program (“PPP”), which was established under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration. The intent and purpose of the PPP is to support companies, during the COVID-19 pandemic, by providing funds for certain specified business expenses, with a focus on payroll. As a qualifying business as defined by the SBA, we are using the proceeds from this loan to primarily help maintain our payroll as we navigate our business with a focus on returning to normal operations. This loan is further discussed in Note 6.

While we are not able to estimate the ultimate impact of the COVID-19 pandemic on our financial condition and future results of operations, depending on the prolonged impact of the COVID-19 outbreak., this situation had a significant adverse effect on our reported results of operations for the six months ended June 30, 2020 as the closures slowed the quarterly growth in two of the segments of our business that was building for the first two months of 2020. The extent to which the coronavirus impacts our results and financial condition, however, will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge and the actions to contain and treat its impacts, among others.

Results of Operations

Net Revenues, Costs of Net Revenues and Gross Profit

Overall, our net revenues increased 51.7% and 40.5% in the Second Quarter 2020 and the six months ended June 30, 2020 from the comparable periods in 2019. These increases included an increase of 70.7% and 53.9%, respectively, in net revenue from sales to third parties, and a decrease of 7.3% and an increase of .7%, respectively, in sales to related parties in the Second Quarter 2020 for the six months ended June 30, 2020 from the comparable periods in 2019. Approximately 34.8% and 23.5%, respectively, of our total net revenues for the Second Quarter 2020 and for the six months ended June 30, 2020 are attributable to revenues from a contract for our BLU3 Vent. As described later in this section, we are unable to predict if we will generate similar revenues during the balance of 2020 as this project is currently on hold.

Our total cost of net revenues in the Second Quarter 2020 was 62.4% of our total net revenues as compared to 76.4% in Second Quarter of 2019, and our total cost of net revenues for the six months ended June 30, 2020 was 69.3% of our total net revenues as compared to 79.0% in comparable period of 2019. Included in our total cost of net revenues are royalty expenses we pay to Robert M. Carmichael, our Chairman and CEO, which increased 28.9% in the Second Quarter 2020 from the Second Quarter of 2019, and decreased 5.6% for the six months ended June 30, 2020 from the six months ended June 30, 2019. Also included in the total cost of net revenue are royalties paid per its agreement with STS. These royalties accounted for 1.0% and 1.4% of total net revenue for the three and six months ended June 30, 2020 respectively. No royalties were not paid during the first six months of 2019.

We reported an overall gross profit margin of 37.6% and 30.7%, respectively, in the Second Quarter 2020 and the six month ended June 30, 2020 as compared to 23.6% and 21.0%, respectively, in the comparable periods in 2019. The margin improvement can be attributed to the growth of revenue in Ultra-Portable Tankless dive system that did not exist during the same period in 2019. Additionally, the Legacy SSA product lines showed an uptick in direct to consumer sales combined with a restructured of their dealer sales structure to increase margin in this segment. The High Pressure Gas Systems margins saw the increase in margin as the concentration of revenue changed from distributors to more direct end users.

Beginning with the third quarter of 2019 we began reporting our net revenues, costs of net revenues and gross profit in three segments based upon these product lines. The following tables provides net revenues, total costs of net revenues, and gross profit margins for our segments for the periods presented.

Net Revenues

	Second Quarter		% of	Six Months Ended June 30,		% of
	2020	2019	Change	2020	2019	Change

Legacy SSA Products	$626,389	$652,660	(4.0)%	$920,507	$1,079,480	(14.7)%
High Pressure Gas Systems	75,170	218,060	(65.5)%	273,386	312,693	(12.6)%
Ultra-Portable Tankless Dive Systems	618,969	-	N/A	761,424	-	N/A
Total net revenues	$1,320,528	$870,720	51.7%	$1,955,317	$1,392,173	40.5%

Cost of revenues as a percentage of net revenues

	Second Quarter		Six Months Ended June 30,
	2020	2019	2020	2019

Legacy SSA Products	49.6%	70.2%	58.5%	75.9%
High Pressure Gas Systems	47.2%	95.0%	67.8%	89.4%
Ultra-Portable Tankless Dive Systems	77.2%	N/A	83.0%	N/A %

Gross profit(loss) margins

	Second Quarter		Six Months Ended June 30,
	2020	2019	2020	2019

Legacy SSA Products	50.4%	29.8%	41.5%	24.1%
High Pressure Gas Systems	52.8%	5.0%	32.2%	10.6%
Ultra-Portable Tankless Dive Systems	22.8%	N/A	17.1%	N/A %

Legacy SSA Products segment

The decline in net revenues from this segment for the Second Quarter 2020 from the Second Quarter of 2019 relates to the initial impact of the COVID-19 pandemic, as the majority of the country, and therefore our retail sales outlets, were nearly shut down for the month of April 2020. However, as the country began to re-open in April, the Company recovered a majority of the lost sales for the quarter as consumers returned to recreational activities that promoted social distancing and family related activities, such as diving. For the six months ending June 30, 2020 as compared to the same period in 2019, net revenues showed a decline of 14.7%. This can be solely attributed to the economic shut down as a result of COVID-19, in the months of March and April, 2020. This shut-down eliminated the sales momentum from the first two months of 2020.

Our costs of revenues as a percentage of net revenues in this segment continued to decrease in the Second Quarter 2020 as compared to the Second Quarter of 2019. The decrease in cost of revenues as a percentage of net revenue is a result of better margins coming from an increase in direct to consumer sales during the period. This was supplemented with a change in the dealer pricing model during the Second Quarter 2020, allowing the Company to increase its margins from the dealer while selling more products through the dealer. For the six months ending June 30, 2020 the cost of net sales was reduced to 58.5% as compared to 75.9% for the same period in 2019. This continued margin improvement is a result of the cost reductions put in place by the Company during first quarter of 2020 to prepare for sales reductions due to the COVID-19 pandemic, and the Company’s strategy to increase margins from its dealer base.

High Pressure Gas Systems segment

The decrease in net revenues from this segment for the Second Quarter 2020 from the comparable period in 2019, reflects specifically to the shut-down of business due to the COVID-19 pandemic. The customers who utilize this equipment have been slower to recover once the economy re-opened. For the six months ending June 30, 2020 net revenues declined by 12.6% as compared to the same period in 2019. The reduction for the six month period was significantly less than that of the three months ending June 30, 2020 because this segment was continuing the momentum from 2019 into the first two months of 2020. We continue to believe that the acceptance of the L&W brand is growing steadily and we expect sales to increases return as the customers within this market segment continue to recover.

Our costs of revenues as a percentage of net revenues in this segment decreased significantly during the Second Quarter 2020 as compared to the Second Quarter of 2019. This can be attributed to a shift in customer base, away from wholesalers and more direct to consumer. The Company also saw margin recovery by reducing fixed expenses within cost of sales to adjust to the reduction in net revenue due to COVID-19 pandemic. The cost of revenue as a percentage of net revenue for the six months ending June 30, 2020 was 67.8% as compared to 89.4%, for the same period in 2019. This is a result of improved margins for the Company as the customer base shifted from the wholesale model to the direct to customer model along with the adjustment to the reduction in fixed costs within cost of revenue in correlation with the unexpected revenue decrease that occurred during April 2020.

Ultra Portable Tankless Dive Systems

We started building and shipping our Ultra Portable Tankless Dive Systems (Nemo) in the third quarter of 2019. During the Second Quarter 2020, the sales channel was still developing in our direct to consumer channels. Revenue for the Nemo for the three months ending June 30, 2020 was approximately $160,000 as compared to approximately $143,000 during the three months ending March 31, 2020. During the Second Quarter 2020, BLU3 received a purchase order from a third-party to mature the design of the Nemo into a functional ventilator prototype, to potentially help with the ventilator shortage that the country was facing due to the COVID–19 pandemic. BLU3 Vent emerged as the first in the Hack-a-Vent challenge to pass through preliminary testing at Uniformed Services University to confirm feasibility to treat an ARDS inflicted patient. BLU3 Vent has been submitted initial documents for a review with the FDA at the direction and with the support of the Wright Brothers Institute (WBI) under an additional purchase order issued May 12, 2020. Revenue from this contract totaled $459,831 for the three months ending June 30, 2020. Currently, this project is on standby as the urgent demand for emergency use ventilators has declined. Accordingly, the Company is unable to predict if it will report revenues from the sales of the BLUE Vent project during the balance of 2020. The Company’s team is working with WBI to be prepared in case a major demand for ventilators returns.

Our cost of revenue from this segment as percentage of net revenues in the Second Quarter 2020 may not be reflective of our margins on this segment in future periods. The COVID-19 pandemic, the BluVent project, along with the inefficiencies in production of a new product line, have contributed to the current level of cost of sales.

Operating Expenses

Operating expenses, consisting of SG&A and research and development costs, and are reported on a consolidated basis for our operating segments. Overall, our operating expenses increased 103.9% for the Second Quarter 2020 from the Second Quarter of 2019, and 63.6% for the six months ended June 30, 2020 from the six months ended June 30, 2019.

SG&A increased 111.4% for Second Quarter 2020 from the Second Quarter of 2019, and 70.3% for the six months ended June 30, 2020 from the six months ended June 30, 2019. These increases are primarily attributable non-cash compensation expenses totaling approximately $550,000 and non-cash professional fees of approximately $222,000 that were paid in stock and/or options during the Second Quarter 2020.

Research and development costs increased 15.3% or approximately $5,300 for the Second Quarter 2020 from the comparable period in 2019, and declined 12.7% or approximately $8,200 for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. These increase for the three months ended June 30, 2020 related to expenses for the next generation of the Nemo in BLU3. The overall reduction for the six months ending June 30, 202 is related to a reduction in R&D costs associated with the Ultra-Portable Tankless Dive Systems segment overall. The BLU3 segment completed the R&D phase of the Nemo project and moved it into a marketable system during the third quarter of 2019, therefore, R&D costs during first quarter of 2020 were significantly reduced.

Total Other Expense

Total other expense increased 262.6% and 222.6%, respectively, in the Second Quarter 2020 and the six months ended June 30, 2020 from the comparable periods in 2019. These increases are primarily attributable the interest expense on the convertible debentures, and interest expense on the Marlin Capital loan.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarized total current assets, total current liabilities and working capital (deficit) at June 30, 2020 (unaudited) as compared to December 31, 2019.

	June 30,	December 31,	% of
	2020	2019	change
Total current assets	$1,646,921	$998,304	65.0%
Total current liabilities	$1,137,516	$1,402,941	(18.9)%
Working capital (deficit)	$509,405	$(404,637)	225.9%

The increase in our current assets at June 30, 2020 from December 31, 2019 principally reflects increased in cash, accounts receivable and inventory, net. The decrease in our total current liabilities principally reflect decreases in accounts payable, accounts payable –related parties, and notes payable, offset by the increase in current maturities of long term debt.

Summary Cash Flows

	Six Months Ended June 30,
	2020	2019

Net cash used by operating activities	$(463,508)	$(405,183)
Net cash used by investing activities	$-	$-
Net cash provided by financing activities	$885,138	$500,000

Net cash used in operating activities for the six months ended June 30, 2020 was due to the net loss of approximately $710,000 which is primarily attributable to the increase in non-cash expenses of approximately $679,000. The non-cash expense for the six months ended June 30, 2020 is attributable to the incentive bonus shares issued to CEO and employees, shares issued for services to consultants and stock-based compensation related to the options issued. The cash used is also the result of increases in current assets, including accounts receivable, Inventory, net, and prepaid expenses that utilized approximately $221,000 and the reduction of most currently liabilities to include accounts payable, accounts payable – related party, other liabilities, operating lease liabilities, and customer deposits, utilizing approximately $361,000.

Net cash provided by financing activities in the six months ended June 30, 2020 reflects proceeds from the sale of common stock via an offering as well as the warrants exercised, and the proceeds from a loan payable.

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

We have a history of losses, and an accumulated deficit of $12,315,253 as of June 30, 2020. Despite a working capital surplus of approximately $510,000 at June 30, 2020, the continued losses and cash used in operations raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, control expenses, raise capital, and to continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. As set forth in Note 6 appearing earlier in this report, we are past due on the repayment of a $10,000 convertible debenture and we have an additional $80,000 in loans which are due on demand. We are continuing to engage in discussions with potential sources for additional capital, however, our ability to raise capital is somewhat limited based upon our revenue levels, net losses and limited market for our common stock. If we fail to raise additional funds when needed, or if we do not have sufficient cash flows from operations, we may be required to scale back or cease certain of our operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. The Company’s management, under the supervision and with the participation of Robert Carmichael, the Company’s Chief Executive Officer who also serves as our principal financial and accounting officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2020. Based upon that evaluation the Chief Executive Officer who also serves as our principal financial and accounting officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report as a result of the following:

●     the continuing material weakness in the Company’s internal control over financial reporting as described in Item 9A. of our 2019 10-K;

●     our management failed to timely obtain the requisite consent of our Board of Directors to certain corporate actions, including the extension of the payment of Board fees to our directors, including Mr. Carmichael; and to the approval of certain contracts which contemplate the issuance of shares of our common stock; and

●      our inability to file this report within the periods prescribed.

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

Item 2. Unregistered sales of equity securities and use of proceeds

In September 2020, the Company issued an aggregate of 229,244 shares of common stock to an employee as partial compensation for services performed in June to August 2020 valued at $4,930. The recipient was a sophisticated investor which access to business and financial information on the Company and the issuances were exempt from registration under the Securities Act in reliance on exemptions provided by Section 4(a)(2) of that act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. MINE SAFETY DISCLOSURE

None.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference			Filed
				Exhibit	or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith

3.1	Articles of Conversion (Nevada)	8-K	10/28/15	3.1

3.2	Certificate of Conversion (Florida)	8-K	10/28/15	3.2

3.3	Articles of Incorporation (Florida)	8-K	10/28/15	3.3

3.4	Articles of Amendment	8-K	12/16/15	3.5

3.5	Bylaws	8-K	10/28/15	3.4

10.23	Retail Installment Sales Contract dated 08/21/2020				Filed

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)				Filed

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)				Filed

32.1	Certification Pursuant to Section 1350				Filed

101	XBRL Interactive Data File				Filed

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 15, 2020	Brownie’s Marine Group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
President, Chief Executive Officer,
Principal financial and accounting officer

