Form 10-Q
period 2020-09-30
Brownie's Marine Group, Inc
filed 2020-11-13
CIK 1166708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 303,035,206 shares of common stock outstanding at November 13, 2020.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Various statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived from utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report, our Annual Report on Form 10-K for the year ended December 31, 2020 as filed on June 29, 2020 (the “2019 10-K”) and our other filings with the Securities and Exchange Commission in their entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “BWMG,” the “Company,” “we,” “our,” “us,” and similar terms refers to Brownie’s Marine Group, Inc., a Florida corporation, and our wholly owned subsidiaries, Trebor Industries, Inc., a Florida corporation (“Trebor”), Brownie’s High Pressure Compressor Services, Inc. (“BHP”), a Florida corporation, and BLU3, Inc., a Florida corporation (“BLU3”). In addition, “Third Quarter 2019” refers to the period ended September 30, 2019, “Third Quarter 2020” refers to the period ended September 30, 2020, “2019” refers to the year ended December 31, 2019 and “2020” refers to the year ending December 31, 2020.

We maintain a corporate website at www.browniesmarinegroup.com. Unless specifically set forth to the contrary, the information which appears on our websites or our social media platforms is not part of this report.

PART I

Item 1. Financial Statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current Assets
Cash	$769,591	$70,620
Accounts receivable - net	89,156	111,291
Accounts receivable - related parties	54,824	48,762
Inventory	833,590	719,108
Prepaid expenses and other current assets	109,314	48,523
Total current assets	1,856,475	998,304
Property, equipment and leasehold improvements, net	149,642	103,077
Right to use assets	472,372	545,035
Other assets	15,149	20,149
Total assets	$2,493,638	$1,666,565
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$379,896	$518,678
Accounts payable - related parties	136,399	263,544
Customer deposits and unearned revenue	39,363	121,208
Other liabilities	109,307	151,749
Operating lease liabilities	105,220	98,060
Current maturities long term debt	141,054	29,702
Notes payable	65,000	110,000
Convertible debentures, net	110,000	110,000
Total current liabilities	1,086,239	1,402,941
Long term debt	142,177	60,070
Long-term operating lease liabilities	367,152	446,975
Total liabilities	1,595,568	1,909,986
Commitments and contingent liabilities (see Note 8)
Stockholders’ equity (deficit)
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding as of September 30, 2020 and December 31, 2019.	425	425
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; 303,035,206 shares issued and outstanding at September 30, 2020 and 245,540,501 shares issued and 225,540,501 shares outstanding at December 31, 2019, respectively.	30,304	22,554
Common stock payable 138,941 shares and 138,941 shares, respectively as of September 30, 2020 and December 31, 2019.	14	14
Additional paid-in capital	13,126,045	11,338,104
Accumulated deficit	(12,258,718)	(11,604,518)
Total stockholders’ equity (deficit)	$898,070	$(243,421)
Total liabilities and stockholders’ equity (deficit)	$2,493,638	$1,666,565

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30

(UNAUDITED)

	Three months ended September 30		Nine months ended September 30
	2020	2019	2020	2019
Net revenues
Net revenues	$1,388,630	$641,420	$2,990,215	$1,682,147
Net revenues - related parties	282,029	199,993	635,761	551,439
Total net revenues	1,670,659	841,413	3,625,976	2,233,586
Cost of revenues
Cost of net revenues	816,570	488,738	1,934,332	1,391,459
Cost of net revenues - related parties	129,115	111,433	316,294	283,920
Royalties expense - related parties	31,804	14,207	54,569	38,324
Royalties expense	13,379	-	41,306	-
Total cost of revenues	990,868	614,378	2,346,501	1,713,703
Gross profit	679,791	227,035	1,279,475	519,883
Operating expenses
Selling, general and administrative	591,998	534,354	1,834,039	1,263,499
Research and development costs	28,802	12,629	84,890	76,873
Total operating expenses	620,800	546,983	1,918,929	1,340,372
Income (Loss) from operations	58,991	(319,948)	(639,454)	(820,489)
Other expense, net
Interest expense	(2,456)	(2,016)	(14,746)	(5,826)
Income (Loss) income before provision for income taxes	56,535	(321,964)	(654,200)	(826,315)
Provision for income taxes	-	-	-	-
Net Income (Loss)	56,535	(321,964)	(654,200)	(826,315)
Basic income (loss)per common share	$0.00	$(0.00)	$(0.00)	$(0.00)
Basic weighted average common shares outstanding	301,107,923	221,369,879	283,471,765	206,288,923
Diluted income (loss) per common share	$0.00	$(0.00)	$(0.00)	$(0.00)
Diluted weighted average common shares outstanding	320,969,382	221,369,879	283,471,765	206,288,923

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(UNAUDITED)

	Preferred Stock		Common Stock		Common Stock Payable
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholder's Equity (DEFICIT)
December 31, 2019	425,000	$425	225,540,501	$22,554	138,941	$14	$11,338,104	$-	$(11,604,518)	$(243,421)
Common stock issued for cash	-	-	2,647,065	265	-	-	44,735	-	-	45,000
Share issued for exercise of warrants	-	-	12,500,000	1,250	-	-	123,750	-	-	125,000
Stock option expense	-	-	-	-	-	-	96,290	-	-	96,290
Incentive bonus shares to CEO	-	-	20,000,000	2,000	-	-	(720)	-	-	1,280
Net Loss	-	-	-	-	-	-	-	-	(296,693)	(296,693)
March 31, 2020 (unaudited)	425,000	$425	260,687,566	26,069	138,941	14	11,602,159	-	(11,901,211)	(272,544)
Common stock issued for cash	-	-	20,000,000	2,000	-	-	498,000	-	-	500,000
Common stock issued for warrants	-	-	10,000,000	1,000	-	-	99,000	-	-	100,000
Common stock issued for services	-	-	5,000,000	500	-	-	222,000	-	-	222,500
Incentive shares issued to employees	-	-	5,322,602	532	-	-	233,968	-	-	234,500
Stock option expense	-	-	-	-	-	-	218,505	-	-	218,505
Net Loss	-	-	-	-	-	-	-	-	(414,042)	(414,042)
June 30, 2020 (unaudited)	425,000	$425	301,010,168	$30,101	138,941	$14	$12,873,632	$-	$(12,315,253)	$588,919
Common stock issued for services	-	-	1,745,000	175	-	-	28,046	-	-	28,221
Incentive shares issued to employees	-	-	280,038	28	-	-	5,862	-	-	5,890
Stock option expense	-	-	-	-	-	-	218,505	-	-	218,505
Net Loss	-	-	-	-	-	-	-	-	56,535	56,535
September 30, 2020 (unaudited)	425,000	$425	303,035,206	$30,304	138,941	$14	$13,126,045	$-	$(12,258,718)	$898,070

	Preferred Stock		Common Stock		Common Stock Payable
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholder's Equity (DEFICIT)
December 31, 2018	425,000	$425	161,086,228	$16,109	138,941	$14	$10,213,595	$-	$(10,182,778)	$47,365
Common stock issued for services	-	-	7,033,333	703	-	-	91,348	-	-	92,051
Unit offering	-	-	50,000,000	5,000	-	-	495,000	-	-	500,000
Foreign currency translation	-	-	-	-	-	-	-	(6,456)	-	(6,456)
Net Loss	-	-	-	-	-	-	-	-	(264,045)	(264,045)
March 31, 2019 (unaudited)	425,000	425	218,119,561	21,812	138,941	14	10,799,943	(6,456)	(10,446,823)	368,915
Common stock issued for services	-	-	-	-	-	-	56,832	-	-	56,832
Foreign currency translation	-	-	-	-	-	-	-	(3,490)	-	(3,490)
Net Loss	-	-	-	-	-	-	-	-	(240,306)	(240,306)
June 30, 2019 (unaudited)	425,000	$425	218,119,561	$21,812	138,941	$14	$10,856,775	$(9,946)	$(10,687,129)	$181,951
Common stock issued for services	-	-	3,691,498	369	-	-	102,875	-	-	103,244
Unit offering	-	-	2,500,000	250	-	-	24,750	-	-	25,000
Foreign currency translation	-	-	-	-	-	-	-	9,946	-	9,946
Stock option expense	-	-	-	-	-	-	105,761	-	-	105,761
Net loss	-	-	-	-	-	-	-	-	(321,964)	(321,964)
September 30, 2019 (unaudited)	425,000	$425	224,311,059	$22,431	138,941	$14	$11,090,161	$-	$(11,009,093)	$103,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30

(UNAUDITED)

	2020		2019
Cash flows provided by operating activities:
Net loss		$(654,200)	$(826,315)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization		14,777	4,689
Loss on debt extinguishment		(2,098)	—
Shares issued for services		250,721	252,127
Shares issued for license fee		-
Stock based compensation incentive bonus shares issued to CEO and employees		241,670	-
Stock based compensation - options		533,300	105,761
Amortization of right-to-use asset		72,663	67,486
Changes in operating assets and liabilities
Change in accounts receivable, net		24,234	2,027
Change in accounts receivable - related parties		(6,062)	23,098
Change in inventory		(114,482)	(71,067)
Change in prepaid expenses and other current assets		(60,791)	(8,219)
Change in other assets		5,000	-
Change in accounts payable and accrued liabilities		(138,784)	5,050
Change in customer deposits and unearned revenue		(81,845)	40,801
Change in operating lease liability		(72,663)	(67,486)
Change in other liabilities		(42,442)	92,357
Change in accounts payable - related parties		(127,145)	25,756
Net cash used in operating activities		(158,147)	(353,935)

Cash flows from investing activities:
Purchase of vehicle and tooling		(5,500)	(96,724)
Net cash used in investing activities		(5,500)	(96,724)

Cash flows from financing activities:
Proceeds from unit offering		545,000	525,000
Proceeds from exercise of warrants		225,000	-
Proceeds from debt		159,600	-
Repayment of notes payable		(45,000)	-
Repayment of debt		(21,982)
Net cash provided by financing activities		862,618	525,000

Net change in cash		689,971	74,341
Cash, beginning of period		70,620	78,784
Cash, end of period		$769,591	$153,125

Supplemental disclosures of cash flow information:
Cash paid for interest		$8,157	$4,201
Cash paid for income taxes		$-	$-

Supplemental disclosure of non-cash financing activities:
Loan payable for purchase of vehicle		$55,841	$-
Operating lease assets and liabilities	$		$635,613

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The following unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The balance sheet as of December 31, 2019 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in our 2019 10-K for a broader discussion of our business and the risks inherent in such business.

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

The Company maintains its cash balance with various financial institutions. Balances in the institutions may exceed the Federal Deposit Insurance Corporation (“FDIC”) limits. As of September 30, 2020, the Company has approximately $311,000 in excess of FDIC limits.

Accounts receivable

Accounts receivable consist of amounts due from the sale of all of our products to wholesale and retail customers. The allowance for doubtful accounts are estimated based on historical customer experience and industry knowledge. The allowances for doubtful accounts totaled $15,999 and $17,784 at September 30, 2020 and December 31, 2019, respectively.

Inventory

Inventory consists of the raw material, parts that make up the items that we manufacture, and finished goods. For the year ended December 31, 2019, The Company recorded reserves for obsolete or slow moving inventory of approximately $175,957. No additional reserve for obsolete or slowing moving inventory during the nine months ended September 30, 2020.

	September 30, 2020 (unaudited)	December 31, 2019

Raw materials	$444,911	$314,529
Finished goods	388,679	404,579
Inventory, net	$833,590	$719,108

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

We categorize leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of September 30, 2020. Our leases generally have terms that range from three years for equipment and five to twenty years for property. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

For the nine months ended September 30, 2020 and 2019 the lease expense was approximately $98,000 and $98,000. For the nine months ended September 30, 2020 and 2019 cash paid for operating liabilities was approximately $95,000 and $92,000, respectively

Supplemental balance sheet information related to leases was as follows:

Operating Leases	September 30, 2020
Right-of-use assets	$472,372
Current lease liabilities	$105,220
Non-current lease liabilities	367,152
Total lease liabilities	$472,372

Employee Stock-Based Compensation:

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. The Company has elected to adopt Accounting Standards Update (“ASU”) 2016-09 and has a policy to account for forfeitures as they occur.

Non-Employee Stock-Based Compensation:

Effective January 1, 2019, the Company adopted ASU No. 2018-07, Compensation – Stock Based Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-7”), which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees. The adoption of ASU 2018-07 did not have a material impact on the Company’s consolidated financial statements.

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

Earnings per common share

Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. For the nine months ended September 30, 2020, 175,134,884 of potentially dilutive shares were not recognized as their inclusion would be anti-dilutive. For the three and nine months ended September 30, 2019, 103,812,893 of potentially dilutive shares were not recognized as their inclusion would be anti-dilutive.

Anti-dilutive security	September 30, 2020	September 30, 2019
Stock options	164,295,237	35,295,237
Warrants	-	56,783,551
Convertible notes	10,816,327	11,710,785
Shares underlying convertible preferred stock	23,320	23,320
	175,134,884	103,812,893

The stock options are exercisable at prices ranging from $.018 to $.045. The exercise price on warrants was $.01. The convertible notes are convertible at the exercise prices ranging from $.01 to $.012.

Diluted earnings per share for the three months ending September 30, 2020 is calculated as follows:

	For the three months ended
	September 30, 2020
	Income(loss) numerator	Shares denominator	Per-share amount
Basic	$56,535	301,107,923	$0.00
Effect of Dilutive Securities	1,603	19,861,459	0.00
Diluted	$58,138	320,969,382	$0.00

Recent accounting pronouncements

The recent accounting standards that have been issued or proposed by the Financial Accounting Standards Board (FASB) or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Note 3. Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. For the nine months ended September 30, 2020 the Company incurred a net loss of $654,200, of which $1,025,691 is non-cash stock related compensation. At September 30, 2020 the Company has an accumulated deficit of $12,258,718. Despite a working capital surplus of approximately $770,000 at September 30, 2020, the continued losses and cash used in operations raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, control expenses, raise capital, and to continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4. Related Party Transactions

The Company sells products to three entities owned by the brother of the Mr. Robert M. Carmichael, the Company’s President and Chief Financial Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers with similar sales volumes. These entities accounted for 24.1% and 23.8% of the net revenues for the three months ended September 30, 2020 and 2019, respectively, and 20.9% and 24.7% of net revenues for the nine months ended September 30, 2020 and 2019, respectively. Accounts receivable from these entities totaled $32,353 and $44,442, respectively, at September 30, 2020 and December 31, 2019.

The Company sells products to Brownie’s Global Logistics, LLC. (“BGL”) and 940 Associates, Inc. (“940 A”), entities wholly-owned by Mr. Carmichael. Terms of sale are more favorable than those extended to BWMG’s regular customers, but no more favorable than those extended to Brownie’s strategic partners. Accounts receivable from the combined entities and Mr. Carmichael totaled $22,471, and $4,320 at September 30, 2020 and December 31, 2019, respectively.

The Company had accounts payable to related parties of $136,399 and $263,544 at September 30, 2020 and December 31, 2019, respectively. The balance payable at September 30, 2020 and December 31, 2019 was due to BGL.

The Company has Exclusive License Agreements with 940 A to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. This Exclusive License Agreement provides that the Company will pay 940 A 2.5% of gross revenues per quarter as a royalty. Total royalty expense for the three months ended September 30, 2020 and September 30, 2019 was $31,804 and $14,207, respectively, and for the nine months ended September 30, 2020 and 2019 total royalty expense was $54,569 and $38,324, respectively.

Effective July 29, 2019 the Company agreed to pay the members of the Company’s Board of Directors, including Mr. Carmichael, a management director, an annual fee of $18,000 for serving on the Company’s Board of Directors for the year ending December 31, 2019. As of December 31, 2019, the Company has accrued $49,500 in Board of Directors’ fees. On August 21, 2020 the Company’s Board of Directors approved the continuation of the 2019 Board compensation policy for the year ending December 31, 2020. As of September 30, 2020, the Company had accrued an additional $28,000 in Board of Directors’ fees.

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

In response to these measures, the “stay at home” order issued in April 2020 by the Governor of the State of Florida where our business is located, and for the protection of our employees and customers, we temporarily reduced non-essential staffing at our corporate office and altered work schedules at our manufacturing and warehouse facilities. In addition, some of our senior management and our office personnel began working remotely and maintaining full capabilities to serve our customers. Earlier, in mid-March 2020 we had taken steps to increase production to build up our finished goods inventory as well as purchasing additional raw material inventory items thereby allowing us to maintain production if supply chain interruptions were to happen. During the beginning of the second quarter of fiscal 2020 we experienced an impact on our sales to our brick and mortar customers as many of the retail dealer stores temporarily closed. In response, we ramped up our direct to consumer engagement. On May 4, 2020 the Florida “stay at home” order was lifted and the phased reopening of the State of Florida began. We have resumed all of our historic operations, and all personnel have returned to full time work at our corporate office and manufacturing and warehouse facilities. In addition, our historic attendance at boat shows and similar marketing events has been an important part of our marketing and sales strategy. As we do not expect that all of those type of events will be held in 2020 as a result of the COVID-19 pandemic, we have migrated our marketing focus to online marketing in an effort to maintain product visibility. Due to our sales and marketing efforts, the Company’s sales began to increase in the third quarter of 2020. The sales for the Third Quarter 2020 increased by 98.6% as compared to the Third Quarter 2019.

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

Note 6. Convertible Debentures and Notes Payable

Convertible Debentures

Convertible debentures consisted of the following at September 30, 2020:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Original Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Reg.
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	—	10,000	4,569	(1)
12/01/17	12/31/20	6%	50,000	(12,500)	50,000	—	50,000	8,500	(2)
12/05/17	12/31/20	6%	50,000	(12,500)	50,000	—	50,000	8,468	(3)
					$110,000	$—	$110,000	$21,537

(1)	The Company borrowed $10,000 in exchange for a convertible debenture. The lender at its option may convert all or part of the note plus accrued interest into common stock at a price of 30% discount as determined from the average four highest closing bid prices over the preceding five trading days. The Company valued the beneficial conversion feature of the convertible debenture at $4,286, which was accreted to interest expense over the period of the note. The note is currently in default.

(2)	On December 1, 2017 the Company entered into a $50,000 principal amount 6% secured convertible promissory note, initially due December 1, 2018, subject to extension. The note is secured with such assets of the Company equal to the principal and accrued interest, and is guaranteed by the Company’s wholly-owned subsidiaries, Trebor and BHP and the personal guarantee of Mr. Carmichael.

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

(3)	On December 5, 2017 the Company entered into a $50,000 principal amount 6% secured convertible promissory note, initially due December 4, 2018, subject to extension. The note is secured with such assets of the Company equal to the principal and accrued interest, and is guaranteed by the Company’s wholly-owned subsidiaries, Trebor and BHP and the personal guarantee of Mr. Carmichael.

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

Notes Payable

Gonzales Note

The Company issued an unsecured, non-interest-bearing note of $200,000 with Mr. Tom Gonzales on July 1, 2013. The note is payable upon demand. The Company made repayments totaling $45,000 during the nine months ending September 30, 2020. The note balance was $55,000 at September 30, 2020 and $100,000 at December 31, 2019.

Hoboken Note

The Company issued an unsecured, non-interest-bearing note of $10,000 with Hoboken Street Association on October 15, 2016. The note is payable upon demand. The note balance was $10,000 as of September 30, 2020 and December 31, 2019.

Loan Payable

Marlin Note

On September 30, 2019 the Company, via its wholly owned subsidiary BLU3, executed an equipment finance agreement financed for the purchase of certain plastic molding equipment through Marlin Capital Solutions (“Marlin Capital”). The initial principal balance was $96,725 payable over 36 equal monthly installments of $3,143.80. The equipment finance agreement contains customary events of default. The loan balance was $67,790 as of September 30, 2020

Payment Amortization
2020 (three months remaining)	$7,720
2021	32,975
2022	27,095
Total Loan Payments	$67,790
Current portion of Loan payable	(32,125)
Non-Current Portion of Loan Payable	$35,665

Mercedes Benz Note

On August 21, 2020 the Company executed an installment sales contract with Mercedes Benz Coconut Creek for the purchase of a 2019 Mercedes Benz Sprinter delivery van. The installment agreement is for $55,841 with a zero interest rate payable over 60 months with a monthly payment of $931 and is personally guaranteed by Mr. Carmichael. The first payment was due on October 5, 2020. The loan balance as of September 30, 2020 was $55,841.

Payment Amortization
2020 (three months remaining)	$2,792
2021	$11,168
2022	$11,168
2023	$11,168
2024	$11,168
2025 and thereafter	$8,377
Total note payments	$55,841
Current portion of note payable	$(11,168)
Non-Current Portion of notes payable	$44,673

PPP Loan

On May 12, 2020, we received an unsecured loan from Bank United in the principal amount of $159,600 (the “SBA Loan”), under the Paycheck Protection Program (“PPP”), which was established under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration. The intent and purpose of the PPP is to support companies, during the COVID-19 pandemic, by providing funds for certain specified business expenses, with a focus on payroll. As a qualifying business as defined by the SBA, we used the proceeds from this loan to primarily help maintain our payroll and cover our rent and utilities as we navigated our business through the lockdowns associated with the COVID-19 pandemic until our return to normal operations earlier in 2020.

The term of the note is two years, though it may be payable sooner in connection with an event of default under the note. The SBA Loan carries a fixed interest rate of one percent per year, and a monthly payment of $8,983, with the first payment due seven months from the date of initial cash receipt. Under the CARES Act and the PPP, certain amounts of loans made under the PPP may be forgiven if the recipients use the loan proceeds for eligible purposes, including payroll costs and certain rent or utility costs, and meet other requirements regarding, among other things, the maintenance of employment and compensation levels. We used the SBA Loan for qualifying expenses and have applied for forgiveness of the SBA Loan in accordance with the terms of the CARES Act. The loan balance as of September 30, 2020 was $159,600.

Payment Amortization
2020 (three months remaining)	$17,708
2021	106,871
2022	35,021
Total loan payments	$159,600
Current portion of SBA Loan payable	(97,761)
Non-Current Portion of SBA Loan payable	$61,839

Note 7. Shareholders’ Equity

Common Stock

In December 2018, the Company issued 20,000,000 shares of common stock to Mr. Carmichael as an incentive bonus with a fair value of $200,000. Effective January 2, 2020, Mr. Carmichael fully met the requirements of the incentive bonus and the Company has now accounted for the shares being issued and outstanding. Stock based compensation related to this issuance for the nine months ended September 30, 2020 was $1,280.

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

On April 10, 2020 the Company sold an aggregate of 20,000,000 shares of its common stock at a purchase price $0.025 per share to two accredited investors, including Mr. Hyatt, in a private transaction, resulting in proceeds to the Company of $500,000.

On April 9, 2020, the Company issued an investor relations consultant 3,000,000 shares of common stock with a fair market value of $133,500.

On April 9, 2020, the Company issued a corporate communications consultant 2,000,000 shares of its common stock with a fair market value of $89,000.

On April 28, 2020, the Company issued 1,333,333 shares of its common stock as incentives to two employees. The fair value of the stock was $64,000.

On May 21, 2020, the Company issued 3,658,633 shares of common stock with a fair market value of $160,980 to six individuals for compensation related to the BLU3-VENT project. Of the shares issued, Mr. Carmichael received a total 725,087 shares with a fair value of $31,904 and Mr. Blake Carmichael, CEO of BLU3 who is also Mr. Carmichael’s adult son, received a total of 849,305 shares with a fair value of $37,369. The balance of the shares were received by employees of the Company and independent contractors.

In the third quarter of 2020 the Company issued 280,038 shares of its common stock to an employee for services performed from June 2020 to August 2020. The fair value of these shares was $5,890.

In the third quarter of 2020 the Company issued 1,745,000 shares of its common stock to Brandywine, LLC under the consulting agreement. The fair value of these shares was $28,221.

Preferred Stock

During the second quarter of 2010, the holder of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of blank check preferred stock. The blank check preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company from time to time in accordance with the provisions of the Florida Business Corporation Act. In April 2011 the Board of Directors designated 425,000 shares of the blank check preferred stock as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into a share of the Company’s common stock at any time at the option of the holder at a conversion price of $18.23 per share. Holders of shares of Series A Convertible Preferred Stock are entitled to 250 votes for each share held. The Company’s common stock and Series A Convertible Preferred Stock vote together as on any matters submitted to our shareholders for a vote. As of September 30, 2020, and December 31, 2019, the 425,000 shares of Series A Convertible Preferred Stock are owned by Mr. Carmichael.

Options

Effective July 29, 2019 the Company issued options to purchase up to an aggregate of 10,380,952 shares of common stock to Mr. Blake Carmichael. The options were issued pursuant to a stock option grant agreement and are exercisable at $0.018 per share for a period of five years from the date of issuance, subject to vesting over a period of six months. The fair value of the options totaled $43,575 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 2.10%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 172%. Stock option expense recognized during the nine months ended September 30, 2020 was $5,362.

Effective July 29, 2019 the Company issued Mr. Carmichael options to purchase up to 20,761,904 shares of common stock. The options were issued pursuant to a Grant Agreement and are exercisable at $0.018 per share for a period of five years from the date of issuance, subject to vesting over a period of six months. The fair value of the options totaled $87,147 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 2.01%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 172%. Stock option expense recognized during the nine months ended September 30, 2020 was $10,724.

Effective January 6, 2020 the Company issued options to purchase up to 2,000,000 shares of common stock to Mr. Jeffrey Guzy, then a member of the Board of Directors of the Company. The options were issued pursuant to a stock option grant agreement and is exercisable at $0.0229 per share for a period of three years from the date of issuance. The options were immediately vested. The fair value of the options on the date of the grant was $40,107 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 1.55%, ii) expected life of 1.5 years, iii) dividend yield of 0%, iv) expected volatility of 250%. Stock option expense recognized during the nine months ended September 30, 2020 for this option was $40,107.

Effective January 11, 2020 the Company issued options to purchase up to 2,000,000 shares of common stock to BizLaunch Advisors, LLC. The options were issued pursuant to a professional services agreement and are exercisable at $0.0229 per share for a period of three years from the date of issuance. The options were immediately vested. The fair value of the options on the date of the grant was $40,097 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 1.54%, ii) expected life of 1.5 years, iii) dividend yield of 0%, iv) expected volatility of 250%. Stock option expense recognized during the nine months ended September 30, 2020 for this option was $40,097.

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

The fair value of the Carmichael Option on the date of the grate was $4,370,109 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of .26%, ii) expected life of 1.5 years, iii) dividend yield of 0%, iv) expected volatility of 320%. The Company analyzed the likelihood that the vesting qualifications would be met, and as of September 30, 2020 deemed that there was a 10% chance that the options would vest. Therefore, stock option expense recognized during the nine months ended September 30, 2020 for this option was $437,010.

A summary of the Company’s stock option as of December 31, 2019, and changes during the nine months ended September 30, 2020 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding - December 31, 2019	35,295,237	$0.0180	4.58
Granted	129,000,000	$0.0440
Forfeited	-	-
Exercised	-	-
Outstanding - September 30, 2020	164,295,237	$0.0390	2.84
Exercisable - September 30, 2020	39,295,237	$0.0185	3.67	$-

Warrants

A summary of the Company’s warrants as of December 31, 2019, and changes during the nine months ended September 30, 2020 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding - December 31, 2019	52,608,725	$0.01	0.66
Granted	-	$-
Exercised	(22,500,000)	$0.01
Forfeited or expired	(30,108,725)	$0.0115
Outstanding - September 30, 2020	-	$-	-	-
Exercisable - September 30, 2020	-	$-	-	$-

On February 25, 2020, Mr. Hyatt, a member of the Company’s Board of Directors, partially exercised a warrant for the acquisition of 12,500,000 shares at $.01 per share for proceeds to the Company of $125,000.

On April 2, 2020 Mr. Hyatt purchased 10,000,000 shares related to the exercise of an outstanding common stock purchase warrant at an exercise price of $.01 per share. The Company received proceeds of $100,000 upon such exercise. On September 7, 2020 the balance of 27,500,000 in common stock purchase warrant owned by Mr. Hyatt, expired.

In the first quarter of 2020 warrants to purchase 2,608,725 shares of common stock held by two investors expired.

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

On November 11, 2018, the Company entered a new lease agreement for approximately 8,025 square feet adjoining its existing facility in Pompano Beach, Florida. Terms of the new lease include a sixty-nine month term commencing on January 1, 2019, or the date the Company took possession of the premises, if earlier; a $6,527 security deposit; initial base rent of approximately $4,848 per month escalating at 3% per year during the term of the lease plus Florida state sales tax and payment of 10.11% of the buildings annual operating expenses (i.e. common area maintenance) which is approximately $1,679 per month subject to adjustment as provided in the lease.

The Company, Trebor and other third parties, were each named as a co-defendants under actions initially filed in March 2015 in the Circuit Court of Broward County under Case No. CACE-15-03238 and CACE -16-0000242 by the Estate of Ernesto Rodriguez, claiming wrongful death and products liability resulting in the decedent’s drowning death while using a Brownie’s Third Lung product. This claim was settled in June 2020 for $50,000, and further modified into a lump sum payment of $47,000 (88.4% of the original settlement amount) which was paid in full on August 25, 2020.

On June 30, 2020, the Company entered into Amendment No. 2 to the Patent License Agreement with Setaysha Technical Solutions, LLC (“STS”). The amendment set certain limits and expectations of the assistance from STS related to designing and commercializing certain diving products, and revised the royalty payments due to STS as consideration for uncompensated services. The Company is obligated to pay STS a minimum yearly royalty of $60,000, or $15,000 per fiscal quarter, beginning in December 2019 and increasing by 2.15% per year. The minimum royalty was temporarily increased to $60,000 for fiscal years 2022, 2023 and 2024, with a fourth quarter true up against earned royalties. In addition, if the Company should terminate the agreements with STS prior to December 31, 2023, then the Company is obligated to pay STS $180,000, less cumulative royalties paid in excess of $334,961 for the years 2019 through 2024. Royalty recorded in relation to this agreement totaled $13,379 and $41,306 for the three and nine months ended September 30, 2020 respectively.

On April 9, 2020 the Company entered into an Investor Relations Consulting Agreement with HIR Holdings, LLC pursuant to which the Company engaged the firm to provide investor relations services. The term of the agreement is for a minimum guaranteed period of six months, and thereafter is cancellable by either party upon 30 days’ notice to the other party. As compensation the Company issued the consultant 3,000,000 shares of its common stock, valued at $133,500, and is responsible for reimbursement of certain pre-approved expenses.

On April 9, 2020 the Company also entered into a Corporate Communications Consulting Agreement with Impact IR Inc. pursuant to which the Company also engaged this firm to provide investor relations services. The term of the agreement is six months. As compensation the Company issued the consultant 2,000,000 shares of its common stock valued at $89,000.

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

On August 1, 2020, BLU3 entered into a marketing agreement with This Way Media PTY, Ltd. The term of this agreement is for 11 months and can be cancelled with 30 days notice during the first 90 days of the agreement. After the first 90 days, the agreement can be cancelled with 60 days’ notice after the completion of the term of the agreement. BLU3 will pay This Way Media PTY, LTD $500 per month, and 5% of each affiliate sale.

On August 10, 2020, the Company engaged Brandywine, LLC to provide certain accounting advisory and consulting services to it under the terms of a letter agreement. As compensation for the services, we agreed to pay Brandywine, LLC an hourly rate of $125.00 and issue it 10,000 shares of our common stock for each hour billed, which such shares are issuable to a designee of Brandywine, LLC in its discretion, and reimburse it for pre-approved expenses. The agreement may be terminated by either party upon 15 days’ notice, and contains customary indemnification provisions. This agreement was terminated on November 5, 2020 upon entering into an employment agreement as detailed in Note 10. In the third quarter of 2020 the Company issued 1,745,000 shares of its common stock under this consulting agreement. The fair value of these shares was $28,221.

Note 9. Segment Reporting

The Company has three operating segments as described below:

1. Legacy SSA Products, which sells recreational hookah diving systems.

2. High Pressure Gas Systems, which sells high pressure air and industrial gas compressor packages.

3. Ultra Portable Tankless Dive Systems, which sells next generation electric surface supply air diving systems and electric shallow dive system that are battery operated and completely portable to the user. This segment also developed the technology behind the BLU Vent and was the recipient of the third party purchase order on behalf of the US Department of Defense.

	Three Months Ended
	September 30
	Legacy SSA Products		High Pressure Gas Systems		Ultra Portable Tankless Dive Systems		Total Company
	2020	2019	2020	2019	2020	2019	2020	2019
Net revenues	$1,271,668	$683,043	$78,997	$158,370	$319,994	$-	$1,670,659	$841,413
Cost of revenue	(763,157)	(555,818)	(45,079)	(58,560)	(182,632)	-	(990,868)	(614,378)
Gross profit	$508,511	$127,225	$33,918	$99,810	$137,362	$-	$679,791	$227,035
Depreciation	$1,950	$3,563	$-	$-	$2,419	$-	$4,369	$3,563
Income (loss) from operations	$135,302	$(246,475)	$(35,063)	$3,680	$(41,248)	$(77,153)	$58,991	$(319,948)

	Nine Months Ended
	September 30
	Legacy SSA Products		High Pressure Gas Systems		Ultra Portable Tankless Dive Systems		Total Company
	2020	2019	2020	2019	2020	2019	2020	2019
Net revenues	$2,192,175	$1,762,523	$352,383	$471,063	$1,081,418	$-	$3,625,976	$2,233,586
Cost of revenue	(1,301,939)	(1,375,036)	(230,366)	(338,667)	(814,196)	-	(2,346,501)	(1,713,703)
Gross profit	$890,236	$387,487	$122,017	$132,396	$267,222	$-	$1,279,475	$519,883
Depreciation	$5,105	$4,689	$-	$-	$9,672	$-	$14,777	$4,689
Loss from operations	$(479,387)	$(458,213)	$(37,300)	$(115,172)	$(122,767)	$(247,104)	$(639,454)	$(820,489)

Total Assets	$1,646,192	$1,415,903	$193,019	$176,855	$654,427	$191,872	$2,493,638	$1,784,630

Note 10. Subsequent Events

On November 5, 2020 the Company and Christopher H. Constable entered into a three year employment agreement (the “Constable Employment Agreement”) pursuant to which the Mr. Constable shall serve as Chief Executive Officer of the Company. Previously, Mr. Constable had provided advisory services to the Company through the agreement with Brandywine LLC. In consideration for his services, Mr. Constable shall receive (i) an annual base salary of $200,000, payable in accordance with the customary payroll practices of the Company, and (ii) issuable upon execution of the Employment Agreement and on each anniversary of the date of the agreement during the term, a non-qualified immediately exercisable five-year stock option to purchase that number of shares equal to $100,000 of the value of the Company's common stock at an exercise price equal to the market price of the Common Stock on the date of issuance. Therefore, the Executive shall receive an initial stock option grant to purchase 5,434,783 shares of the Corporation’s common stock at an exercise price of $0.0184 per share pursuant to an option award agreement (the “Option Award Agreement”).

In addition, Mr. Constable shall be entitled to receive four-year stock options to purchase shares of common stock at an exercise price equal to $0.0184 per share in the amounts listed below based upon the following performance milestones during the term of the Constable Employment Agreement: (i) 2,000,000 shares - if the Company's total net revenues, as reported in its statement of operations in its financial statements in its filings with the SEC, including as a result of a stock or asset acquisition of a third party (“Net Revenues”) are in excess of $5,000,000, in the aggregate, for four consecutive fiscal quarters; (ii) 3,000,000 shares - if the Company's Net Revenues are in excess of $7,500,000, in the aggregate, for four consecutive fiscal quarters; (iii) 5,000,000 shares - if the Company's Net Revenues are in excess of $10,000,000, in the aggregate, for four consecutive fiscal quarters; and (iv) 20,000,000 shares - if the Company’s common stock is listed on the on NASDAQ or New York Stock Exchange.

Mr. Constable is also entitled to participate in all benefit programs the Company offers to its executives, reimbursement for business expenses and three weeks of annual paid vacation.

The agreement may be terminated for cause, upon his death or disability, or by the Company without cause. Furthermore, Mr. Constable may terminate the agreement for “good reason” as defined in the agreement. If the Company terminates the Constable Employment Agreement for cause, or if it terminates upon Mr. Constable’s death or disability, or if he voluntarily terminates the agreement, neither Mr. Constable nor his estate (as the case may be) is entitled to any severance or other benefits following the date of termination. If the Company should terminate the Constable Employment Agreement without cause or if Mr. Constable terminates for good reason, the Company is obligated to continue to pay him his base salary for a period of six months. The Constable Employment Agreement also contains customary confidentiality, non-disclosure and indemnification provisions.

Pursuant to the Constable Employment Agreement, Mr. Constable also agreed to serve on the Company’s Board of Directors and the Company agreed to nominate him to serve on the Board during the term of the Constable Employment Agreement.

On November 9, 2020, Mr. Jeffrey Guzy, a member of the Company’s Board of Directors resigned from the Board of Directors. Mr. Guzy’s decision to resign was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices during his period of service as a director.

Furthermore, pursuant to the Constable Employment Agreement, Mr. Carmichael resigned as Chief Executive Officer of the Company, but continues to serve as the Company’s Chairman, President and Chief Financial Officer.

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

The SSA segment has experienced growth in units sold for the first nine months of 2020 as compared to 2019, as we work to expand our dealer network and the breadth of product that each of the dealers provide. We believe the COVID-19 pandemic has forced the consumer to re-evaluate recreation as a family, and gravitate to activities that can be pursued together and safely.

We will be focusing on breaking the seasonality curve currently experienced by this segment and will begin aggressive marketing campaigns in geographic regions that experience diving season when the US market is slowing down due to weather.

Additionally, we intend to pursue the boat builder market to offer our SSA systems as an option on newly built boats, expanding our market beyond the traditional consumer markets for our products.

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

As we head into 2021, this segment of our business will look to expand its customer base beyond that of the diving community. We believe the product lines from Lenhardt & Wagner GmbH, will allow LW Americas to put a high quality, competitive products into the first responder and industrial market that utilize compressed air for many applications. Our goal will be to build a network of jobbers, dealers, installers and high-pressure compressor distributors throughout the territory by leveraging our know-how, brand awareness, complimentary products and creating sustainable distribution and core product OEM integration relationships.

[] Ultra Dive Systems

In the continued expansion of our business, in December 2017, we formed a wholly-owned subsidiary BLU3, to develop and market a next generation electric surface supplied air diving systems electric shallow dive system that is completely portable to the user. The BLU3 line currently consists of three models targeting specific performance levels and price points – NEMO, NOMAD and NEPTUNE. In the fourth quarter of 2019 we began shipping the NEMO for the first nine months of 2020 revenues from the sale of the NEMO totaled roughly $526,000.

Currently, NOMAD nearing the end of the design phase and expected to be in full production in the Spring, 2021. This product will expand the customers dive capability to up to 30 feet and continue to drive the vertical integration of the diving experience.

The Impact of the COVID-19 Pandemic on our Company

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country have imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. We are not able to estimate the ultimate impact of the COVID-19 pandemic on our financial condition and future results of operations will depend on the prolonged impact of the COVID-19 outbreak.

In response to these measures, the “stay at home” order issued in April 2020 by the Governor of the State of Florida where our business is located, and for the protection of our employees and customers, we temporarily reduced non-essential staffing at our corporate office and altered work schedules at our manufacturing and warehouse facilities. In addition, some of our senior management and our office personnel began working remotely and maintaining full capabilities to serve our customers. Earlier, in mid-March 2020 we had taken steps to increase production to build up our finished goods inventory as well as purchasing additional raw material inventory items thereby allowing us to maintain production if supply chain interruptions were to happen. During the beginning of the second quarter of fiscal 2020 we experienced an impact on our sales to our brick and mortar customers as many of the retail dealer stores temporarily closed. In response, we ramped up our direct to consumer engagement. On May 4, 2020 the Florida “stay at home” order was lifted and the phased reopening of the State of Florida began. We have resumed all of our historic operations, and all personnel have returned to full time work at our corporate office and manufacturing and warehouse facilities. In addition, our historic attendance at boat shows and similar marketing events has been an important part of our marketing and sales strategy. As we do not expect that all of those type of events will be held in 2020 as a result of the COVID-19 pandemic, we have migrated our marketing focus to online marketing in an effort to maintain product visibility. Due to our sales and marketing efforts, the sales started to ramp up in the third quarter of 2020. The sales in the third quarter of 2020 increased by 98.69% as compared to comparable quarter.

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

On May 12, 2020, we received the SBA Loan in the principal amount of $159,600. As a qualifying business as defined by the SBA, we are using the proceeds from this loan to primarily help maintain our payroll as we navigate our business with a focus on returning to normal operations. This loan is further discussed in Note 6 to our notes to unaudited condensed consolidated financial statements appearing earlier in this report.

Results of Operations

Net Revenues, Costs of Net Revenues and Gross Profit

Overall, our net revenues increased 98.6% and 63.2% in the Third Quarter 2020 and the nine months ended September 30, 2020 from the comparable periods in 2019. These increases included an increase of 77.9% and 15.3%, respectively, in net revenues from sales to third parties, and an increase of 116.5% and 41.0%, respectively, in net revenues from sales to related parties. Approximately 6.7% and 15.8%, respectively, of our total net revenues for the Third Quarter 2020 and for the nine months ended September 30, 2020 are attributable to revenues from a contract for our BLU3 Vent. As described later in this section, we are unable to predict if we will generate similar revenues during the balance of 2020 or in to 2021 as the BLU3 Vent project is currently suspended.

Our total cost of net revenues in the Third Quarter 2020 was 59.4% of our total net revenues as compared to 73.0% in Third Quarter of 2019, and our total cost of net revenues for the nine months ended September 30, 2020 was 64.7% of our total net revenues as compared to 76.7% in comparable period of 2019. Included in our total cost of net revenues are royalty expenses we pay to Mr. Carmichael which increased 123.9% in the Third Quarter 2020 from the Third Quarter 2019, and increased 42.4% for the nine months ended September 30, 2020 from the nine months ended September 30, 2019. Also included in the total cost of net revenue are royalties paid pursuant to our agreement with STS. These royalties accounted for approximately 1% of total net revenue for the three and nine months ended September 30, 2020 respectively. No royalties were paid during the first nine months of 2019.

We reported an overall gross profit margin of 40.7% and 35.3%, respectively, in the Third Quarter 2020 and the nine months ended September 30, 2020 as compared to 27.0% and 23.3%, respectively, in the comparable periods in 2019. The Legacy SSA product lines showed an increase in direct to consumer sales combined with a restructure of the dealer sales model structure increasing margin in this segment. The High Pressure Gas Systems margins show an increase for the nine months ending September 30, 2020 primarily due to superior margins during the first quarter of 2020 from increasing direct to consumer volume that supported the overall margins for the full period. In contrast, margins for the Third Quarter 2020 in the High Pressure Gas System were lower than the same period in the prior year as the revenue decline did not support the fixed costs that exist in the cost of sales, causing the overall margin to be reduced. Margin related to the Ultra-Portable Tankless dive segment helped contribute to the increased margin for the three months ending September 30, 2020. However, with reduced margins during the first six months of 2020, this segment weighed down the consolidated Company performance as it worked through sales and production inefficiencies.

Beginning with the Third Quarter 2019 we began reporting our net revenues, costs of net revenues and gross profit in three segments based upon these product lines. The following tables provides net revenues, total costs of net revenues, and gross profit margins for our segments for the periods presented.

Net Revenues

	Three Months Ended September 30		% of	Nine Months Ended September 30,		% of
	2020	2019	Change	2020	2019	Change
	(unaudited)			(unaudited)
Legacy SSA Products	$1,271,668	$683,043	86.2%	$2.192,175	$1,762,523	24.4%
High Pressure Gas Systems	78,997	158,370	(50.1)%	352,383	471,063	(25.2)%
Ultra-Portable Tankless Dive Systems	319,994	-	N/A	1,081,418	-	N/A
Total net revenues	$1,670,659	$841,413	98.6%	$3,625,976	$2,233,586	62.3%

Cost of revenues as a percentage of net revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Legacy SSA Products	60.0%	81.4%	59.4%	78.0%
High Pressure Gas Systems	57.1%	37.4%	65.4%	71.9%
Ultra-Portable Tankless Dive Systems	57.1%	N/A	75.3%	N/A

Gross profit(loss) margins

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Legacy SSA Products	40.0%	18.6%	40.6%	22.0%
High Pressure Gas Systems	42.9%	62.6%	34.6%	28.1%
Ultra-Portable Tankless Dive Systems	42.9%	N/A	24.7%	N/A

Legacy SSA Products segment

The increase in net revenues from this segment for the Third Quarter 2020 as compared to the Third Quarter 2019 can be attributed to increased demand at the dealer level combined with the results from the marketing program which targeted consumers and guided them to our dealer network. Additionally, the Company improved its dealer incentives via extended payment terms up to 120 days to expand the product offering within their stores. For the nine months ending September 30, 2020 as compared to the same period in 2019, net revenues showed an increase of 24.4%.

Our costs of revenues as a percentage of net revenues in this segment continued to decrease in the Third Quarter 2020 as compared to the Third Quarter 2019. The decrease in cost of revenues as a percentage of net revenue is a result of better margins coming from an increase in direct to consumer sales, combined with the restructuring of the dealer programs which increased the margin for the Company. For the nine months ended September 30, 2020 the cost of net revenue was reduced to 59.4% as compared to 78.0% for the same period in 2019. This continued margin improvement is a result of the restructuring of the dealer program along with the direct to consumer sales during the first nine months of 2020.

High Pressure Gas Systems segment

Sales of high-pressure breathing air compressors remained suppressed through the Third Quarter 2020, primarily due to continuing effects of the COVID-19 pandemic. Tourism remained restricted through most of the Caribbean, Central and South America. The majority of our dive resort and dive operator customers’ businesses continued to be severely impacted by the pandemic, and have not committed to equipment purchases during their recovery. For the nine months ended September 30, 2020 net revenues in this segment declined by 25.2% as compared to the same period in 2019. The reduction for the nine month period was higher than that of the six month ending June 30, 2020 because this segment was continuing the momentum from 2019 into the first two months of 2020.This segment continued to decline into the third quarter of 2020. However, we believe that the acceptance of the L&W brand is growing steadily and we expect sales to increase as the customers within this market segment recover from the pandemic.

Our costs of revenues as a percentage of net revenues in this segment increased to 57.1% during the Third Quarter 2020 as compared to 37.4% during the Third Quarter 2019. This can be attributed to the fixed cost elements of cost of revenue that do not adjust as revenue declines. The cost of revenue as a percentage of net revenue for the nine months ended September 30, 2020 was 65.4% as compared to 71.9% for the same period in 2019. This is a result of improved margins during the first quarter 2020 as the customer base shifted from the wholesale model to the direct to customer model along with the adjustment to the reduction in fixed costs within cost of revenue in correlation with the unexpected revenue decrease that occurred during the second and third quarters of 2020.

Ultra Portable Tankless Dive Systems

We started building and shipping our Ultra Portable Tankless Dive Systems (NEMO) in the Third Quarter 2019. During the Third Quarter 2020, the sales channel was still developing in our direct to consumer channels. Revenue for the NEMO was approximately $207,000 for the Third Quarter 2020 and $508,000 during the nine months ended September 30, 2020. During the second quarter of 2020, BLU3 received a purchase order from a third-party to mature the design of the NEMO into a functional ventilator prototype, to potentially help with the ventilator shortage that the country was facing due to the COVID–19 pandemic. BLU3 Vent emerged as the first in the Hack-a-Vent challenge to pass through preliminary testing at Uniformed Services University to confirm feasibility to treat an ARDS inflicted patient. BLU3 Vent has been submitted initial documents for a review with the FDA at the direction and with the support of the Wright Brothers Institute (WBI) under an additional purchase order issued May 12, 2020. Revenue from this contract totaled $112,752 for the Third Quarter 2020 and $572,584 for the nine months ended September 30, 2020. Currently, this project is suspended as the urgent demand for emergency use ventilators has declined. Accordingly, the Company is unable to predict if it will report revenues from the sales of the BLU3 Vent project during the balance of 2020 or in 2021. The Company’s team is working with WBI to be prepared in case a major demand for ventilators returns.

Our cost of revenue from this segment as percentage of net revenues in the Third Quarter 2020 may not be reflective of our margins on this segment in future periods. The COVID-19 pandemic, the BLU3 Vent project, along with the inefficiencies in production of a new product line, have contributed to the current level of cost of sales.

Operating Expenses

Operating expenses, consisting of selling, general and administrative (“SG&A”) expenses and research and development costs, and are reported on a consolidated basis for our operating segments. Overall, our operating expenses increased 13.5% for the Third Quarter 2020 from the Third Quarter 2019, and 43.2% for the nine months ended September 30, 2020 from the nine months ended September 30, 2019.

SG&A increased 10.8% for Third Quarter 2020 from the Third Quarter 2019, and 45.2% for the nine months ended September 30, 2020 from the nine months ended September 30, 2019. These increases are primarily attributable to non-cash compensation expenses totaling approximately $28,221 and non-cash professional fees of approximately $224,395 that were paid in stock and/or options during the Third Quarter 2020.

Research and development costs increased 128%, or approximately $16,173, for the Third Quarter 2020 from the comparable period in 2019, and increased 10.4%, or approximately $8,017, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. These increase for the Third Quarter 2020 related to expenses for the next generation of the BLU3 NEMO. The overall increase for the nine months ended September 30, 2020 is related to an increase in R&D costs associated with the Ultra-Portable Tankless Dive Systems segment and the modifications being made to the SEA LION battery powered dive system.

Total Other Expense

Total other expense increased 21.6% and 153.1%, respectively, in the Third Quarter 2020 and the nine months ended September 30, 2020 from the comparable periods in 2019. The other expense is comprised of interest expense on the convertible debentures and notes payable. These increases are primarily attributable the interest expense on the Marlin Note obtained in the Third Quarter 2019.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarized total current assets, total current liabilities and working capital (deficit) at September 30, 2020 (unaudited) as compared to December 31, 2019.

	September 30,	December 31,	% of
	2020	2019	change
	(unaudited)
Total current assets	$1,856,475	$998,304	85.9%
Total current liabilities	$1,086,239	$1,402,941	(18.4)%)
Working capital (deficit)	$770,236	$(404,637)	275.8%

The increase in our current assets at September 30, 2020 from December 31, 2019 principally reflects increases in cash, and inventory, net. The decrease in our total current liabilities principally reflect decreases in accounts payable, accounts payable –related parties, and notes payable, offset by the increase in current maturities of long term debt.

Summary Cash Flows

	Nine Months Ended September 30,
	2020	2019
	(unaudited)
Net cash used by operating activities	$(158,147)	$(353,935)
Net cash used by investing activities	$(5,500)	$(96,724)
Net cash provided by financing activities	$862,618	$525,000

Net cash used in operating activities for the nine months ended September 30, 2020 was due to the net loss of approximately $654,200 which is primarily attributable to the increase in non-cash expenses of approximately $1,025,700. The non-cash expense for the nine months ended September 30, 2020 is attributable to the incentive bonus shares issued to Mr. Carmichael and employees, shares issued for services to consultants and stock-based compensation related to the options issued. The cash used is also the result of increases in current assets, including, inventory, net, and prepaid expenses that utilized approximately $175,300 and the reduction of current liabilities to include accounts payable, accounts payable – related party, other liabilities, and customer deposits, utilizing approximately $390,200.

Net cash provided by financing activities in the nine months ended September 30, 2020 reflects proceeds from the sale of common stock via an offering as well as the warrants exercised, and the proceeds from payroll protection program loan, offset by the repayments of notes payable and Marlin Note.

Going Concern and Management’s Liquidity Plans

As set forth in Note 3 of the unaudited condensed consolidated financial statements appearing in this report were prepared assuming we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the 12-month period following the date of issuance of these consolidated financial statements. The report of our independent registered public accounting firm on our audited consolidated financial statements for the year ended December 31, 2019 contained a going concern qualification.

We have a history of losses, and an accumulated deficit of $12,258,718 as of September 30, 2020. Despite a working capital surplus of $770,236 at September 30, 2020, the continued losses and cash used in operations raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to continue to increase revenues, control expenses, raise capital, and to continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. As set forth in Note 6 appearing earlier in this report, we owe third parties approximately $110,000 under the terms of convertible debentures, of which a $10,000 convertible debenture is in default and the remaining $100,000 of convertible debentures become due in December 2020. In addition, we have an additional $65,000 in loans which are due on demand. We are continuing to engage in discussions with potential sources for additional capital, however, our ability to raise capital is somewhat limited based upon our revenue levels, net losses and limited market for our common stock. If we fail to raise additional funds when needed, or if we do not have sufficient cash flows from operations, we may be required to scale back or cease certain of our operations.

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

Recent Accounting Pronouncements

The recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. These recent accounting pronouncements are described in Note 2 to our notes to unaudited condensed consolidated financial statements appearing earlier in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. The Company’s management, under the supervision and with the participation our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2020. Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report as a result of the continuing material weakness in the Company’s internal control over financial reporting as described in Item 9A. of our 2019 10-K.

In August 2020 we engaged a firm to assist us in the preparation of our financial statements and our periodic reports to be filed with the SEC, and in November 2020 we hired the principal of that firm to serve as our Chief Executive Officer as described earlier in this report. We do not, however, expect that the weaknesses in our disclosure controls will be remediated until such time as we remediate the material weaknesses in our internal control over financial reporting.

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

Item 2. Unregistered sales of equity securities and use of proceeds

On October 13, 2020 the Company issued 50,794 shares of common stock to an employee for services performed in September, 2020. Such shares are reflected as issued and outstanding at September 30, 2020.  The fair value of these shares was $960. The recipient was a sophisticated investor which access to business and financial information on the Company and the issuances were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on exemptions provided by Section 4(a)(2) of that act.

On October 13, 2020 the Company issued 1,745,000 shares to Brandywine, LLC for consulting services rendered during August 2020 and September, 2020 pursuant to the terms of an agreement entered into with this entity in August 2020. Such shares are reflected as issued and outstanding at September 30, 2020. The fair value of these shares was $28,221. The recipient was a sophisticated investor which access to business and financial information on the Company and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) of that act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. MINE SAFETY DISCLOSURE

None.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference			Filed
				Exhibit	or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith

3.1	Articles of Conversion (Nevada)	8-K	10/28/15	3.1

3.2	Certificate of Conversion (Florida)	8-K	10/28/15	3.2

3.3	Articles of Incorporation (Florida)	8-K	10/28/15	3.3

3.4	Articles of Amendment	8-K	12/16/15	3.5

3.5	Bylaws	8-K	10/28/15	3.4

10.1	Option Award Agreement dated November 5, 2020 by and between Brownie’s Marine Group, Inc. and Christopher H. Constable	8-K	11/12/20	10.1

10.2	Executive Employment Agreement dated November 5, 2020 by and between Brownie’s Marine Group, Inc. and Christopher H. Constable	8-K	11/12/20	10.2

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)				Filed

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)				Filed

32.1	Certification Pursuant to Section 1350				Filed

101	XBRL Interactive Data File				Filed

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2020	Brownie’s Marine Group, Inc.

	By:	/s/ Christopher H. Constable
Christopher H. Constable
Chief Executive Officer

