Form 10-K
period 2020-12-31
Brownie's Marine Group, Inc
filed 2021-03-31
CIK 1166708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(MARK ONE)

[X]	Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [X] No [  ]

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $3,419,400.

There were 337,107,415 shares of common stock outstanding as of March 31, 2021.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about risks associated with:

●	Financial risks, including:
	●	our history of losses;
	●	our ability to continue as a going concern;
	●	our dependence on revenues from related parties; and
	●	material risks in our disclosure controls and internal control over financial reporting.
●	Business and operational risks, including:
	●	our dependence on key members of our management;
	●	our need to hire additional employees;
	●	our ability to protect our intellectual property rights;
	●	reliance on third party vendors and manufacturers;
	●	dependence on consumer discretionary spending;
	●	the impact of government regulations;
	●	any failure to protect personal information;
	●	the impact of bad weather;
	●	the exposure to potential product liability claims; and
	●	The continued impact of exposure to potential COVID-19;
●	Shareholder risks, including:
	●	dilution to our common shareholders upon the possible conversion of outstanding convertible debt and/or the exercise of outstanding options;
	●	the limited market for our common stock and the impact of penny stock rules; and
	●	we are a voluntary filer with the Securities and Exchange Commission.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “BWMG,” the “Company,” “we,” “our,” “us,” and similar terms refers to Brownie’s Marine Group, Inc., a Florida corporation, and our wholly owned subsidiaries, Trebor Industries, Inc., a Florida corporation doing business as Brownie’s Third Lung (“Brownie’s Third Lung”), Brownie’s High Pressure Compressor Services, Inc. (“BHPCS”), a Florida corporation and BLU3, Inc., a Florida corporation (“BLU3”). In addition, “2019” refers to the year ended December 31, 2019, “2020” refers to the year ended December 31, 2020 and “2021” refers to the year ending December 31, 2021.

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

Legacy SSA Products

This segment represents our surface supplied air (SSA) product line. Trebor began its business making surface supplied air diving systems in the late 1960s. Our Brownie’s Third Lung systems have long been a dominant figure in gasoline powered, high-performance, and now the battery powered surface supplied air diving systems. Taking full advantage of the proprietary compressor system, a complete series of traditional “fixed speed” electric compressors were developed for the built-in-boat market in 2005. After years of inventing, testing and development, in 2010 we introduced our variable-speed battery powered hookah system which provides divers with gasoline-free all day shallow diving experiences. These systems provide performance and runtimes as great as 300% better than the best devices previously on the market by utilizing a variable speed technology that controls battery consumption based on diver demand.

The Legacy SSA segment has experienced growth in units sold for fiscal 2020 as compared to fiscal 2019, as we work to expand our dealer network and the breadth of product that each of the dealers provide. By all appearances, in our business segment, the COVID-19 pandemic has forced the consumer to re-evaluate recreation as a family and gravitate toward activities that can be pursued together and safely.

During fiscal 2020 we began focusing on breaking the seasonality curve currently experienced by this segment and began aggressive marketing campaigns in geographic regions that experience diving season when the US market is slowing down due to weather. Additionally, we began to pursue more aggressively the boat builder market to offer our Legacy SSA systems as an option on newly built boats, expanding our market beyond the traditional consumer markets for our products.

Our Legacy SSA products include:

● Tankless Dive Systems: The Company produces a line of tankless dive products, commonly called hookah or recreational surface supplied air systems. These systems allow one to four divers to enjoy the marine environment up to a depth of up to 45 feet without the bulk and weight of conventional SCUBA gear. The removal of barriers to entry into the sport of diving and the reduction of complicated and bulky SCUBA gear invites a broader range of the general public to participate more actively and enjoyably at their own pace and schedule. The design of our product also reduces the effort required for both its transport and continued use while exploring, cruising or traveling.

A line of land-based systems is available for light-duty commercial applications that demand portability and performance. In addition to the gasoline-powered units and the variable speed battery powered units, a series of AC electric powered systems is also available for light to commercial duty. Powered by battery for portability or household current for virtually unlimited dive duration, these units are used primarily by businesses that work in aquatic maintenance and marine environments.

● BIAS (Boat Integrated Air Systems): The Company developed several tankless products and complimentary accessories that it believes makes boat diving even easier. The BIAS battery powered tankless kit allows boat builders, dealers and end users to seamlessly install a pre-packaged kit directly into the boat. The E-Reel advances this idea by adding a level-winding battery powered hose reel system to provide compact storage of up to 150 feet of hose. Boaters can perform their own in-water maintenance and inspections, or just dive for enjoyment. In addition to supplying air to divers, BIAS is useful for supporting air horns, inflating boat fenders/water toys, activating pneumatically operated doors, and more. The company strategy is to align the easy to install, complete kit packages with boat builders, dealer and end users through a vertically targeted sales and marketing program initiative starting summer of 2020.

Ultra Portable Tankless Dive Systems

In the continued expansion of our business, in December 2017, we formed a wholly-owned subsidiary BLU3, to develop and market a next generation electric surface supplied air diving systems electric shallow dive system that is completely portable to the user. The BLU3 line currently consists of two models targeting specific performance levels and price points – NEMO and NOMAD. The first generation, NEMO, began shipping in the fourth quarter of 2019, and through December 31, 2020 we have shipped in excess of 1,200 units.

Currently, NOMAD is nearing the end of the design phase and it is expected to be in full production during the Spring, 2021. This product will expand the user’s dive capability to over 30 feet and continue to drive the vertical integration of the diving experience.

The NEMO has attracted a wide audience of users and is sold through a dealer network that has expanded to more than 20 countries. The products have gotten significant exposure via its marketing partners, who share their user experiences on YouTube, Instagram, Facebook and Tik Tok. These users have expanded the market for BLU3 outside of the traditional dive industry to the metal detector and treasure hunting segments. BLU3 takes the NEMO to market via its online store, its dealer network, and a growing following on Amazon.

The BLU3 product lines are changing the way that people get into the water and explore the next atmosphere. The units are ultra-portable and can travel with the consumer to their adventures, wherever they may be.

High Pressure Gas Systems

Through this segment, we design, manufacture, sell and install SCUBA tank fill systems for on-board yacht use under the brand “Yacht-Pro™”. Our systems provide complete diving solutions for yachts, including Nitrox systems which allow yacht owners to fill tanks with oxygen enriched air on board. The Yacht-Pro™ compressor systems offer a completely marine-prepared, VFD (variable frequency drive)-driven, automated alternative to other compressors on the market. We also design complete dive lockers, mixed gas production and distribution systems, and the unique Nitrox Maker™. Nitrox is oxygen-enriched air, which reduces the effects of nitrogen on divers; it is the industry standard for dive professionals. The Nitrox Maker™ continuously generates the oxygen rich breathing gas directly from low-pressure air; no stored oxygen or other gases are required onboard. Our light duty compressor, the new Yacht Pro Essential is specifically designed as a turn-key kit for the boat builder optimized to integrate to onboard power systems and withstand the marine environment with all components and hardware impervious to spray from the elements. The Yacht Pro™ series contains models for both medium-duty applications, such as recreational divers and small groups, and heavy-duty use as found on research vessels, commercial operations and live-aboard dive boats. All Yacht Pro™ models come with the Variable Speed Frequency Drive reducing the initial start-up power demand typically associated with high pressure compressor systems.

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

During 2021 we look to expand this segment of our business’s customer base beyond that of the diving community. We believe the product lines from Lenhardt & Wagner GmbH, will allow LW Americas to put high quality, competitive products into the first responder and industrial market that utilize compressed air for many applications. Our goal will be to build a network of jobbers, dealers, installers and high-pressure compressor distributors throughout the territory by leveraging our know-how, brand awareness, complimentary products and creating sustainable distribution and core product OEM integration relationships.

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

Intellectual Property

Trade Names

The Company either owns or has licensed from entities in which Robert M. Carmichael, our Chief Executive Officer, has an ownership interest, the use of the following registered and unregistered trade names, trademarks and service marks for the terms of their indefinite lives: Brownie’s Third Lung™, browniedive.com, Brownie’s, Brownie’s Third Lung oval symbol, browniedive, YachtPro, NitroxMaker™, BLU3, diveBLU3.com, BLU3 Nemo, BLU3-Vent, HELO, RES, fast float rescue harness, tankfill.com, browniestankfill, browniestankfill.com, browniespublicsafety.com, browniespublicsafety, Peleton Hose System, Twin-Trim, Kayak Diving Hose Kit, Bell Bottom Flag Bag, Brownie’s Dogsnare, SHERPA, BC Keel, Garment integrated personal flotation device (GI-PFD).

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

License Agreement

In April 2018 the Company entered into a Patent License Agreement (the “STS Agreement”) with Setaysha Technical Solutions, LLC (“STS”) pursuant to which the Company licensed certain intellectual property, including patent rights, non-patent rights and know how from STS for use in our Ultra-Portable Tankless Dive system products. Under the STS Agreement, the Company paid an initial license fee in April 2018 through the issuance of 759,422 shares of common stock with a fair value of $30,000 which is being amortized on a straight-line basis over its five year term. The STS Agreement further provides for royalties to be paid based on annual net revenues achieved. In December 2019, the Company entered into Addendum No. 1 to the Patent License Agreement (“Addendum No. 1”) which amended the payments due upon the first commercial sale of Nemo. In accordance with Addendum No. 1, $8,250 was paid in cash and $8,250 which was accrued as of December 31, 2019 and paid in 2020. The Company issued 828,221 shares of common stock with a fair value of $18,635 in satisfaction of $13,500 for the first commercial sale. The Company accrued $13,828 in December 2019 as royalty payments for the fourth quarter commercial sales of Nemo. In June 2020, the Company entered into Amendment No. 2 to the Patent License Agreement (“Addendum No. 2”) which set certain limits and expectations of the assistance from STS related to designing and commercializing certain diving products, and revised the royalty payments due to STS as consideration for uncompensated services. The Company is obligated to pay STS a minimum yearly royalty of $60,000, or $15,000 per fiscal quarter, beginning in December 2019 and increasing by 2.15% per year. The minimum royalty was temporarily increased to $60,000 for fiscal years 2022, 2023 and 2024, with a fourth quarter true up against earned royalties. Royalty recorded in relation to this agreement totaled $53,929 and $48,963 for the years ended December 31, 2020 and 2019.

Marketing

Print Literature, Public Relations, and Advertising

We have in-house graphic design capability to create and maintain product support literature, catalogs, mailings, web-based advertising, newsletters, editorials, advertorials, and press releases. We also, from time-to-time, target specific markets by selectively advertising in journals and magazines that we believe reach our potential customers. In addition, we strive to issue press releases, newsletters, and social media postings periodically to keep the public informed of our latest products and related endeavors. In May 2020, we engaged a professional marketing agency to modernize the Brownie’s Third Lung customer acquisition capabilities with Sea Lion and BIAS products as key objectives. Through the fiscal year end, the marketing firm continues to develop and implement strategies to leverage our existing browniedive.com web site and related support materials for the current summer season while a completely new digital strategy is being developed in time for the fall season. Leveraging the range of new battery powered tankless diving technologies and boat builder OEM kits to move the product reach beyond the current regional scope to a global brand is central to the goal.

Tradeshows

In 2020, the Company was represented at The Fort Lauderdale International Boat Show. Due to the COVID-19 pandemic, most tradeshows in 2020 were cancelled. For 2021, the company’s product will be directly or indirectly represented at the Palm Beach Boat Show, The Annapolis Motor and Sailing Shows, The Fort Lauderdale Boat show, and Diving Equipment and Manufacturing show.

Websites

The parent Company’s main website is www.browniesmarinegroup.com. Each of our subsidiaries and certain of our products have a unique website: www.BrownieDive.com, www.diveBLU3.com, www.LWAmericas.com, www.Tankfill.com, Additionally, many of our products are marketed on some of our customers’ websites. In addition to these websites, numerous other websites have quick links to the Company’s website. Our products are available both domestically and internationally. Internet sales and inquiries are also supported by the Company.

Distribution

Our products are distributed to our customers primarily by common carrier.

Product Research and Development (R&D)

We continuously work to provide our customers with both new and improved products. We offer research and development services to not only the related entities we license our patents and trademarks from, but also to other customers as well. R&D services for customers and the related entities are invoiced in the normal course of business. In addition, we are working on internal research and development projects as well as collaborating with others toward the goal of developing some of our own patentable products. Research and development costs for 2020 and 2019, were $115,156 and $67,161, respectively.

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

Customers

We have historically been predominantly a wholesale distributor to retail dive stores, marine stores, boat dealers and builders. This includes more than 100 active independent Brownie’s and L&W dealers. In response to modern trends influenced by the “Amazon affect” over the last few years and now more recently with COVID-19, a greater mix of consumer direct engagement is occurring. We anticipate the continuation of consumer direct sales growth stimulated in part by the new marketing efforts and broader consumer appeal of the battery-powered tankless dive systems. We retail our products to include, but not limited to, boat owners, recreational divers and commercial divers. The Company sells to three entities owned by the brother of Robert M. Carmichael, the Company’s Chief Executive officer, and three companies owned by him. Combined sales to these six entities for 2020 and 2019, represented 18% and 22%, respectively, of total net revenues.

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

Competition

We consider the most significant competitive factors in our business to be innovation, lifestyle, fair prices, shopping convenience, the variety of available products, knowledgeable and prompt customer service, rapid and accurate fulfillment of orders. We currently recognize one significant competitor in gasoline powered hookah sales and a variety of competitors in high-pressure tankfill systems sales. Products from the gasoline powered hookah competitor and those from one of the tankfill competitors appear to be very similar to ours at first glance, but seemingly lack forward moving innovation. The competitors in the high pressure tankfill market are typically focused on traditional dive stores and fire department air service with several being large multi-national companies. We compete with the large multi-national companies by constantly adapting to the yacht market or Nitrox integration. Currently, there is limited competition for our BLU3, Sea Lion and BIAS systems products.

Overall, we are operating in a moderately competitive environment. The price structure for all the products we distribute compares favorably with the majority of our competitors based on quality and available features. Our key advantage is in our ability to create new products that are separating us from others in the market and in some cases creating new markets.

Human Capital

As of December 31, 2020, our full-time count for our and our subsidiaries’ employees was 20. Additionally, we employ 3 full time contract employees. To date, we have not experienced any work stoppages as a result of labor disputes, and we consider our relationship with our employees to be good. None of our employees are subject to collective bargaining agreements or represented by unions. Our key human capital objectives in managing our business include attracting, developing and retaining top talent.

We want to attract a pool of diverse and innovative candidates and support their career growth once they become employees. In addition, we seek to hire based on talent rather than solely on educational pedigree.

Seasonality

Our product lines have historically been seasonal in nature in the U.S. The peak season for Legacy Products is the second and third quarters of the year. The peak season for High Pressure products is the fourth and first quarters of the year. We are able to shift cross-trained factory and warehouse personnel between the two product categories as needed to flatten the seasonal impact. The new BLU3 product line may emerge as less seasonally influenced enterprise due to the global appeal. The Company is able to minimize the down time normally associated with seasonal business cycles. The Company continues to address the seasonality of the business by expanding its reach beyond the traditional markets in the U.S. and reaching to other areas of the world that may somewhat offset the seasonality.

Additional information

Information on the history of our company can be found in Note 1 to the notes to our consolidated financial statements appearing later in this report.

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

Item 1A.	Risk Factors .

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

FINANCIAL RISKS

We have a history of losses.

We incurred net losses of $1,351,619 and $1,421,740, respectively, for 2020 and 2019. At December 31, 2019 we had an accumulated deficit of $12,956,137. While our revenues increased 53.5% for 2020 from 2019, and our gross profit margin increased from 15.1% in 2019 to 32.1% in 2020, our gross profit is not sufficient to cover our operating expenses of $2,797,449 and $1,732,093, respectively, which includes non-cash stock compensation expenses of $1,408,844 and $474,954 for the year ending December 31, 2020 and 2019, respectively. In 2020, our selling, general and administrative expenses, or “SG&A”, increased 61.1% from 2019. There are no assurances that we will be able to increase our revenues to a level which supports profitable operations and provides sufficient capital to pay our operating expenses and other obligations as they become due.

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our consolidated financial statements appearing later in this report have been prepared assuming we will continue as a going concern. We have sustained recurring losses from operations and have used approximately $556,000 in net cash in our operation in 2020 as compared to approximately $510,000 in 2019. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our principal sources of liquidity are sales of equity and debt securities. In addition, in April 2020 we obtained an unsecured $159,600 PPP Loan. We do not have any firm commitments to raise additional working capital. As we are a small company who stock is quoted on the OTC Markets, we expect to encounter difficulty in raising working capital upon terms and conditions satisfactory to us, if at all.

We rely on revenues from related parties.

As discussed in detail later in this report, we generate revenues from sales to related parties, which accounted for 18.4% of our net revenues in 2020 and 22.3% of our net revenues in 2019. The loss of revenues from these related parties would have a material adverse impact on our business, results of operations and financial condition in future periods.

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

BUSINESS AND OPERATIONAL RISKS

We are dependent upon certain key members of management.

Our success will depend to a significant degree on the abilities and efforts of our senior management. Moreover, our success depends on our ability to attract, retain and motivate qualified management, marketing, technical and sales personnel. These people are in high demand and often have competing employment opportunities. The labor market for skilled employees is highly competitive and we may lose key employees or be forced to increase their compensation to retain these people. Employee turnover could significantly increase our recruitment, training and other related employee costs. The loss of key personnel, or the failure to attract qualified personnel, could have a material adverse effect on our business, financial condition or results of operations.

We require additional personnel and could fail to attract or retain key personnel.

Our continued growth depends on our ability to attract and retain an experienced Chief Financial Officer, and additional skilled associates. We are currently utilizing the services of two professional consultants to assist our Chief Executive Officer and Chief Financial Officer with finance and operations. The loss of the services of these consultants prior to our ability to attract and retain an experienced Chief Financial Officer or further assistance in these areas may have a material adverse effect upon us. Also, there can be no assurance that we will be able to retain our existing personnel or attract additional qualified associates in the future.

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

Our failure to adequately protect personal information could have a material adverse effect on our business.

A wide variety of local, state, national, and international laws, directives and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data (including with respect to the European Union’s General Data Protection Regulation and U.S. state laws such as the California Consumer Privacy Act). These data protection and privacy-related laws and regulations continue to evolve and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions and increased costs of compliance. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement actions against us, including fines, imprisonment of company officials and public censure, claims for damages by end-customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing end-customers and prospective end-customers), any of which could have a material adverse effect on our operations, financial performance, and business. Changing definitions of personal data and personal information, within the European Union, the United States, and elsewhere may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. The evolving data protection regulatory environment may require significant management attention and financial resources to analyze and modify our information technology infrastructure to meet these changing requirements all of which could reduce our operating margins and impact our operating results and financial condition.

Bad weather could have an adverse effect on operating results.

Our business is significantly impacted by weather patterns. Unseasonably cool weather, extraordinary amounts of rainfall, or unseasonably rough surf, may decrease boat use and diving, thereby decreasing sales. Accordingly, our results of operations for any prior period may not be indicative of results of any future period.

The manufacture and distribution of recreational diving equipment could result in product liability claims.

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

The worldwide impact from the COVID-19 pandemic may negatively impact our business.

While we have been relatively successful in navigating such impact to date, we have previously been affected by temporary manufacturing closures, and employment and compensation adjustments. There are also ongoing related risks to our business depending on the progression of the pandemic, and recent trends in certain regions have indicated potential returns to limited or closed government functions, business activities and person-to-person interactions. Global trade conditions and consumer trends may further adversely impact us and our industries. For example, pandemic-related issues have exacerbated port congestion and intermittent supplier shutdowns and delays, resulting in additional expenses to expedite delivery of critical parts. Similarly, increased demand for personal electronics has created a shortfall of microchip supply, and it is yet unknown how we may be impacted. We cannot predict the duration or direction of current global trends from this pandemic, the sustained impact of which is largely unknown, is rapidly evolving and has varied across geographic regions. Ultimately, we continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate, and we will have to accurately project demand and infrastructure requirements globally and deploy our production, workforce and other resources accordingly.

SHAREHOLDER RISKS

The issuance of shares of our common stock upon conversion of outstanding 6% secured convertible notes may cause immediate and substantial dilution to our existing shareholders. We may not have sufficient funds to repay the notes at maturity.

We presently have $100,000 principal amount of 6% secured convertible notes outstanding which were originally issued in 2017. These securities are convertible at the option of the holders in shares of our common stock at a conversion price of $0.01. The issuance of shares of our common stock upon any conversion of the 6% secured convertible notes will result in dilution to the interests of other shareholders. In addition, these notes mature on December 31, 2021. There are no assurances we will have sufficient funds available to satisfy the notes at maturity, or that one or both of the holders will elect to convert the notes into shares of our common stock. Each of these notes are secured by an amount of our assets sufficient to satisfy the obligations under the note. If we were to default under the repayment of the note, the noteholder could seek to foreclose on a portion of our assets which would materially adversely impact our business as it is currently conducted.

The issuance of shares of our common stock upon exercise of our outstanding options may cause immediate and substantial dilution to our existing shareholders.

We presently have vested and unvested options that if exercised would result in the issuance of an additional 199,730,020 shares of our common stock. The issuance of shares upon exercise of options will result in dilution to the interests of other shareholders.

Our common stock may be affected by limited trading volume and may fluctuate significantly.

Our common stock is quoted on the OTCQB tier of the OTC Markets. There is a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Thinly traded common stock can be more volatile than common stock traded in an active public market. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially.

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

On November 11, 2018, the Company entered a new lease agreement for an additional 8,025 square feet adjoining its existing facility in Pompano Beach, Florida. Terms of the new lease include a 69-month term; a $6,527 security deposit; initial base rent of approximately $4,848 per month escalating at 3% per year during the term of the lease plus Florida state sales tax and payment of 10.11% of the building’s annual operating expenses (i.e., common area maintenance) subject to adjustment as provided in the lease.

We believe that the facilities are suitable for their intended purpose, are being efficiently utilized and provide adequate capacity to meet demand for the foreseeable future.

Item 3.	Legal Proceedings.

From time to time the Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business, including matters relating to product liability claims. Currently, the Company is not subject to any legal proceedings.

Item 4.	Mine Safety Disclosure.

Not applicable to our company.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is quoted on the OTCQB tier of the OTC Markets under the symbol “BWMG”. On March 30, 2021, the closing sale price of our common stock was $.06 per share.

Holders of Common Stock

As of March 31, 2021, the Company had approximately 390 shareholders of record.

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

Sales of Unregistered Securities

In addition to unregistered sales of securities previously disclosed under prior reports, during the period covered by this report we sold the following securities that were not registered under the Securities Act:

On December 15, 2020 the Company issued 2,100,000 shares of restricted common stock to an investment bank for investing banking and business advisory services. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act.

On October 31, 2020, the Company issued 1,050,000 shares of restricted common stock to a consulting entity under the terms of a consulting agreement. The entity is controlled by the Company’s chief executive officer. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act.

On February 22, 2021 the Company issued 422,209 shares of its common stock to the holder of a $10,000 principal amount convertible promissory note in full satisfaction of the principal and interest of $14,777 due thereunder at a conversion price of $0.035 per share. The recipient was an accredited or otherwise sophisticated investor and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 3(a)(9) of such act.

On March 1, 2021 the Company entered into an Investor Relations Consulting Agreement with BGM Equity Partners, LLC pursuant to which the Company engaged the firm to provide investor relations services. As compensation the Company issued the consultant 3,000,000 shares of its common stock, valued at $120,000. The recipient was an accredited or otherwise sophisticated investor and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) of such act.

On March 25, 2021 Charles F. Hyatt, a member of the board of directors, purchased 27,500,000 shares of restricted common stock at a purchase price of $0.01 per shares for aggregate proceeds of $275,000 in a transaction exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2). The Company did not pay any commissions or finders fees and is using the proceeds for working capital.

Item 6.	Selected Financial Data.

Information not required by smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and 2020 Highlights

As can be seen by our 2020 revenue growth, the Company’s mission of providing a platform that encourages innovation and growth in both the people we employ and the companies that we own with a goal of creating sustainable shareholder value is being brought to fruition. We believe that we are changing the way that people will approach the next atmosphere, by providing innovative, portable and easy to use surface supplied air products that will allow the users to explore what is below the surface.

2020 Highlights:

● In 2020, our total revenue increased 53.5% over 2019. This growth includes 12.6% of total revenue coming from the BluVent project, which will not be a recurring revenue source.

● In 2020, BLU3 shipped its 1,000th Nemo portable dive system.

● In 2020, unit sales from Brownie’s Third Lung increased 24.4% over that of the prior year.

● In 2020, the Company increased its gross margin from 15.1% to 32.1%.

● In 2020, the Company’s common stock was approved for quotation on the OTCQB Venture Marketplace which we believe will increase its visibility to investors and financial professionals.

Management Opportunities, Challenges and Risks and 2021 Outlook

Impact of COVID-19 Pandemic

There continues to be worldwide impact from the COVID-19 pandemic. While we have been relatively successful in navigating such impact to date, we have previously been affected by temporary manufacturing closures, and employment and compensation adjustments. There are also ongoing related risks to our business depending on the progression of the pandemic, and recent trends in certain regions have indicated potential returns to limited or closed government functions, business activities and person-to-person interactions. Global trade conditions and consumer trends may further adversely impact us and our industries. For example, pandemic-related issues have exacerbated port congestion and intermittent supplier shutdowns and delays, resulting in additional expenses to expedite delivery of critical parts. Similarly, increased demand for personal electronics has created a shortfall of microchip supply which are used in our battery powered products, and it is yet unknown how we may be impacted.

We cannot predict the duration or direction of current global trends from this pandemic, the sustained impact of which is largely unknown, is rapidly evolving and has varied across geographic regions. Ultimately, we continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate, and we will have to accurately project demand and infrastructure requirements globally and deploy our production, workforce and other resources accordingly.

Diving and Snorkeling Industry

Revenues increased for the legacy SSA products by 31.3% in 2020 as compared to a reduction in participation in scuba diving 4.7% for 2020 according to a study done by the  Sports, Fitness Industry Association (“SFIA”) published in first quarter 2021. The SFIA estimated there were 2.6 million participants in the U.S. scuba diving market in 2020. According to a report published by the Dive Equipment Manufacturing Association (“DEMA”) in first quarter 2021, there were approximately 87,000 new participants in U.S. diving market in 2020 as compared to approximately 151,000 in 2019 . DEMA attributes the drop in new open water certifications in 2020 to the pandemic.

In contrast, the SFIA study indicated that participation in snorkeling increased by nearly 1% in 2020 as compared to 2019 with estimated participation of 7.7 million in the U.S. The BLU3 Nemo product was designed to capture this market with its convenience, portability and ease of use. With the further introduction of the next generation product for BLU3, the Nomad, the Company will continue to have the opportunity to grow market share in the U.S. and worldwide.

Yachting Industry

The global luxury yacht market is estimated to reach $6.5 billion and is poised to grow at a CAGR of 11% from 2020 to 2024, according to Technavio in their industry report  dated November 2020. The Company’s BIAS systems have been designed with this industry in mind. The Company markets directly to the yachting industry, by leveraging its relationships with large yacht servicing companies, yacht builders and yacht brokerages.

High Pressure Compressor Line

The exclusive L&W agreement has been underutilized asset within the Brownie’s product family. According to Allied Market Research report published in February 2018, the North American high pressure compressor market is $880 million growing at an estimated compound annual growth rate (“CAGR”) of 3%. The L&W line of products distributed by LWA, offer superior technology at a very competitive price, showing an ability to gain market share with enhanced efforts to expand distribution beyond the diving and marine industries.

The Company expects to continue to distribute the L&W compressors through its YachtPro, and BIAS systems, but will be expanding its distribution footprint into the non-marine related distribution channels that should expand the Company’s market reach in 2021.

Results of Operations

Overall, our net revenues increased 53.5% in 2020 from 2019, which included an increase of 61.3% in net revenue from sales to third parties and an increase of 26.5% in sales to related parties. Our cost of revenues in 2020 was 67.9% of our total net revenues as compared to 84.9% in 2019. Included in our cost of revenues are royalty expenses we pay to Mr. Robert M. Carmichael which increased 33.9% in 2020 from 2019. We reported a gross profit margin of 32.4% in 2020 as compared to 15.1% in 2019.

Net Revenues

The following tables provides net revenues, costs of revenues which is exclusive of the royalties we pay Mr. Carmichael, and gross profit margins for our segments for 2020 and 2019.

	Year Ended December 31,		%
	2020	2019	change

Legacy SSA Products	$2,721,753	$2,073,330	31.3%
High Pressure Gas Systems	489,590	700,654	(30.1)%
Ultra-Portable Tankless Dive Systems	1,344,630	193,724	594.1%
Total revenue	$4,555,973	$2,967,678	53.5%

Cost of revenues as a percentage of net revenues

	Year Ended December 31,
	2020	2019

Legacy SSA Products	65.1%	84.2%
High Pressure Gas Systems	63.4%	67.7%
Ultra-Portable Tankless Dive Systems	74.2%	128.6%

Gross profit(loss) margins

	Year Ended December 31,
	2020	2019

Legacy SSA Products	34.5%	13.4%
High Pressure Gas Systems	36.6%	32.3%
Ultra-Portable Tankless Dive Systems	25.8%	(28.6%)

Legacy SSA Products segment

The increase in net revenues from this segment for the year ending December 31, 2020 as compared to the same period in 2019 can be attributed to increased demand at the consumer level with a 59.9% increase and the affiliate level with a 47.4% increase. Dealer sales also grew by 16.5% for the year. This is a direct result of our shift to online marketing targeted consumers directly. Additionally, our marketing partnerships targeted consumers and sent them directly to our dealers. The Company improved dealer incentives via extended payment terms up to 120 days to expand the product offering within their stores also attributed to the overall increase of 31.3% in revenue for this segment for the year ended December 31, 2020.

Our costs of revenues as a percentage of net revenues in this segment decreased from 84.2% to 65.1% for the year ended December 31, 2019 and 2020 respectively. The improved cost of sales, and in turn product margin, can be attributed to a change in the customer mix to include more profitable, direct to consumer sales. Additionally, dealer margin improved from 15.4% to 25.8% for the years ended December 31, 2019 and 2020, respectively with the restructuring of the dealer programs which increased the margin for the Company.

A breakdown of the revenue channels for this segment are below. Direct to Consumer represent items sold via our website, trade shows and walk-ins to our factory store. Dealer revenue represents sales to customers that we have dealer agreements that typically operate with the lowers margin. Affiliates are resellers of our products that are not in a formal dealer arrangement. Other represents all other sales that do not fit in any of the categories.

	Revenue		%	Cost of Sales		Margin
	2020	2019	Change	2020	2019	2020	2019
Direct to Consumer (website included)	$1,010,527	$631,990	59.9%	51.9%	48.1%	48.1%	35.9%
Dealers	1,570,683	1,348,352	16.5%	74.2%	25.8%	25.8%	15.4%
Affiliates	98,324	66,728	47.4%	68.6%	31.4%	31.4%	35.2%
Other	42,219	26,260	60.8%	61.9%	787.6%	38.1%	(687.6)%
Total	$2,721,753	$2,073,330	31.3%	65.1%	84.2%	34.5%	13.4%

High Pressure Gas Systems segment

Sales of high-pressure breathing air compressors were suppressed during the year ended December 31, 2020 as compared to 2019, primarily due to the effects of the COVID-19 pandemic. Tourism remained restricted through most of the Caribbean, Central and South America. The majority of our dive resort and dive operator customers’ businesses continued to be severely impacted by the pandemic, and have not committed to equipment purchases during their recovery. For the year ended December 31, 2020 net revenues in this segment declined by 30.1% as compared to the same period in 2019. The largest reduction took place in our resellers category, which represent distributors who would sell through to dive stores or tourist resorts. This segment declined by 45.4%. The direct to consumer segment, which includes yacht owners and direct to dive stores, decreased by 22%. There was a 64.7% increase in the OEM segment. However, we believe that the acceptance of the L&W brand is growing steadily and we expect sales to increase as the customers within this market segment recover from the pandemic. Additionally, with the addition of new marine based products developed by LWA, we look to increase the direct to consumer and OEM segments.

Our costs of revenues as a percentage of net revenues in this segment decreased to 63.4% as compared to 67.7% for the years ending December 31, 2020 and 2019 respectively. This can be attributed to significant improvements of in margin to the consumer. This margin improvement is primarily due to improved product mix and improvements in the bidding process. The overall reduction in margin in this segment can be attributed to the cost of labor during the first six months of 2020 that was fixed, despite the reductions in revenue during the pandemic.

	Revenue		%	Cost of Sales		Margin
	2020	2019	Change	2020	2019	2020	2019
Resellers	$217,150	$397,711	(45.4)%	73.6%	68.7%	26.4%	31.3%
Direct to Consumers	203,702	261,219	(22.0)%	54.4%	68.4%	45.6%	31.6%
Original Equipment Manufacturers	68,738	41,724	64.7%	57.9%	54.3%	42.1%	45.7%
Total	$489,590	$700,654	(30.1)%	63.4%	67.7%	36.6%	32.3%

Ultra Portable Tankless Dive Systems

We started building and shipping our Ultra Portable Tankless Dive Systems (NEMO) in the Third Quarter 2019. During the year ended December 31, 2020, the sales channels were still developing, however, the company focused on direct to consumer via our website, dealers and Amazon. Direct to consumer sales accounted for 66.2%, dealers accounted for 30.9% and Amazon 2.8% of total revenue, net of Ventilator revenue, for the year ended December 31, 2020. During the second quarter of 2020, BLU3 received a purchase order from a third-party to mature the design of the NEMO into a functional ventilator prototype, to potentially help with the ventilator shortage that the country was facing due to the COVID–19 pandemic. BLU3 Vent emerged as the first in the Hack-a-Vent challenge to pass through preliminary testing at Uniformed Services University to confirm feasibility to treat an ARDS inflicted patient. BLU3 Vent has been submitted initial documents for a review with the FDA at the direction and with the support of the Wright Brothers Institute (WBI). This project is currently suspended as urgent demand for emergency use ventilators has declined. Revenue from this contract totaled $570,060 for the year ended December 31, 2020.

Our aggregate cost of revenue from this segment as percentage of net revenues for the year ended December 31, 2020 may not be reflective of our margins on this segment in future periods. The BLU3 Vent project, the COVID-19 pandemic, along with the inefficiencies in production of a new product line, have partially offset positive trends of cost of sales and Margins.

	Revenue		%	Cost of Sales		Margin
	2020	2019	Change	2020	2019	2020	2019
Direct to Consumer	$512,892	$193,558	165.0%	43.5%	128.6%	56.5%	(28.6)%
Dealers	239,682	166	144,287%	49.8%	121.6%	50.2%	(21.6)%
Amazon	21,996	-	100.0%	46.2%	-	53.8%	-
Ventilator	570,060	-	100.0%	127.7%	-	(27.7)%	-
Total	$1,344,630	$193,724	594.1%	74.2%	128.6%	25.8%	(28.6)%

Operating Expenses

Operating expenses, consisting of SG&A and research and development costs, and are reported on a consolidated basis for our operating segments. Overall, our operating expenses increased 61.5% for 2020 from 2019.

SG&A increased 61.1% for 2020 from 2019 which is primarily attributable to an increase in non-cash compensation expenses. Non-cash compensation expenses, consisting for stock and option grants to the officers and employees, was $1,408,844 as compared to $474,954, for the year ended December 31, 2020 and 2019, respectively. In addition employee compensation costs increased approximately $102,000 from the year ended December 31, 2020 to the same period in 2019, primarily due to increased staffing in our engineering departments and administrative departments.

Research and development costs increased 71.5% for 2020 from 2019. BLU3 had an increase of approximately $11,000 or 16% for the year ended December 31, 2020, as it continued to develop the NOMAD. The legacy SSA segment increased its research and development costs by 100% or approximately $37,000, as it further developed its battery operated surface supplied air systems.

Total Other Expense

Total other expense declined 86.6% in 2020 from 2019, which is primarily attributable to a decrease in loss on extinguishment of debt of $131,000 related to the modification for conversion price of convertible notes in 2019 that did not occur in 2020. Additionally, interest expense increased from approximately $7,000 in 2019 to $18,600 in 2020. The increase in interest expense is attributable to the Marlin note that was executed in the fourth quarter of 2019 for the purchase of tooling for BLU3.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarized total current assets, total current liabilities and working capital (deficit) at December 31, 2020 as compared to December 31, 2019.

	December 31,	December 31,	% of
	2020	2019	change
Total current assets	$1,469,037	$998,304	47.2%
Total current liabilities	$1,029,204	$1,402,941	(26.6)%
Working capital (deficit)	$439,833	$(404,637)	208.7%

The increase in our current assets at December 31, 2020 from December 31, 2019 principally reflects increases in cash of approximately $275,000, inventory of approximately $145,000 and prepaid assets of approximately $63,000 for the year ended December 31, 2020. The increase in inventory was due to increased purchasing in late 2020 in concern over supply chain disruptions due to COVID19. These increases are offset by a decrease in accounts receivable and accounts receivable - related parties of approximately $11,000 for the year ended December 31, 2020 as compared to the same period in 2019,

The decrease in our total current liabilities principally reflects decreases in accounts payable and accrued liabilities of approximately $132,000, accounts payable – related parties of approximately $161,000, customer deposits of approximately $101,000 and Notes payable of approximately $60,000 for the year ended December 31, 2020 as compared to the year ended December 31, 2019. These reductions in current liabilities were offset by increases in current maturities of long term debt of approximately $121,000 and the current portion of lease liabilities of approximately $10,000, for the year ended December 31, 2020 as compared to the same period in 2019. The company was able to reduce overall current liabilities via improved operating results concurrently with increases in cash balances as a result of the sales of securities and the funding of the PPP loan that took place during the year ended December 31, 2020.

Summary Cash Flows

	Year Ended December 31,
	2020	2019

Net cash (used) by operating activities	$(556,108)	$(509,639)
Net cash (used) by investing activities	$(5,500)	$(96,725)
Net cash provided by financing activities	$836,175	$598,200

Net cash used in operating activities for 2020 was primarily the result of a net loss of $1,351,619, an increase in our inventory balances of $196,383, increases in prepaid expenses and other current assets of $62,641, and total decreases in all liabilities of $542,728 for the year ended December 31, 2020 as compared to December 31, 2019. The cash used related to net loss was offset by $1,100,365 in non-cash stock related compensation expenses and $308,479 non-cash expenses for shares issued for professional fees during the year ended December 31, 2020.

Net cash used in investing activities in 2020 of $5,500 reflects the cash and trade-in value utilized to purchase a delivery vehicle in our legacy SSA products segment.

Net cash provided by financing activities in 2020 reflect $770,000 in proceeds related to the sale of the company’s common stock and the exercise of warrants. Additionally, the Company received loan proceeds of $159,600 from a PPP loan offset by debt repayments of $93,425 during the year ended December 31, 2020. The Company has applied for forgiveness through its lender, and the application has been processed. The Company expects the entire balance of the loan to be forgiven under the parameters of the CARES Act. The loan balance as of December 31, 2020 was $159,600.

Going Concern and Management’s Liquidity Plans

As set forth in Note 1 of the audited consolidated financial statements appearing in this report were prepared assuming we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the 12-month period following the date of issuance of these consolidated financial statements. The report of our independent registered public accounting firm on our audited consolidated financial statements for the year ended December 31, 2020 contained a going concern qualification.

We have a history of losses, and an accumulated deficit of $12,956,137 as of December 31, 2020. Despite a working capital surplus of $439,833 at December 31, 2020, the continued losses and cash used in operations raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to continue to increase revenues, control expenses, raise capital, and to continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. As set forth in Note 10 to the notes to the financial statements accompanying this report, we owe third parties approximately $110,000 under the terms of convertible debentures, of which a $10,000 convertible debenture was converted to common stock in February 2021 and the remaining $100,000 of convertible debentures become due in December 2021. In addition, we have an additional $35,000 in loans which are due on demand. We are continuing to engage in discussions with potential sources for additional capital, however, our ability to raise capital is somewhat limited based upon our revenue levels, net losses and limited market for our common stock. If we fail to raise additional funds when needed, or if we do not have sufficient cash flows from operations, we may be required to scale back or cease certain of our operations.

Critical Accounting Estimates

The Company’s management discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of its assets, liabilities, sales and expenses, and related footnote disclosures. On an on-going basis, the Company evaluates its estimates for product returns, bad debts, inventories, income taxes, warranty obligations, litigation and other subjective matters impacting the financial statements. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Management has discussed these policies with the Audit Committee of the Company’s Board of Directors.

Allowance for Doubtful Accounts

Allowances for doubtful accounts are estimated based on estimates of losses related to customer accounts receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though the Company considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates and any specific customer collection issues the Company identifies could have a favorable or unfavorable effect on required reserve balances.

Inventories

The Company values inventory at the lower of cost (determined using the first-in first-out method) or net realizable value. Management’s judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because the product is outdated or because the amount on hand is more than will be used to meet future needs. Inventory reserves are estimated by the individual operating companies using standard quantitative measures based on criteria established by the Company. Though the Company considers these reserve balances to be adequate, changes in economic conditions, customer inventory levels or competitive conditions could have a favorable or unfavorable effect on required reserve balances.

Deferred Taxes

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

Warranties

The Company accrues a warranty reserve for estimated costs to provide warranty services. Warranty reserves are estimated using standard quantitative measures based on criteria established by the Company. Estimates of costs to service its warranty obligations are based on historical experience, expectation of future conditions and known product issues. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, revisions to the estimated warranty reserve would be required. The Company engages in product quality programs and processes, including monitoring and evaluating the quality of its suppliers, to help minimize warranty obligations.

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under Exchange Act. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluations as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting described below. A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

Our management, including our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the design and operations of our disclosure controls and procedures (defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of the end of the periods covered by this report. Based upon the evaluation, our Chief Executive Officer who also serves as our principal financial and accounting officer have concluded that the disclosure controls and procedures as of December 31, 2020 were not effective due to the material weaknesses identified below.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. The framework used by management in making that assessment was the criteria set forth in the documents entitled “2013 Internal Controls – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2020 and the material weaknesses in internal controls over financial reporting (“ICFR”) existed as more fully described below.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCOAB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses, which have caused management to conclude that as of December 31, 2020 our ICFR were not effective at the reasonable assurance level:

●	There are an insufficient number and lack of qualified accounting department and administrative personnel and support;

●	There are insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to GAAP and SEC disclosure requirements;

●	Insufficient segregation of duties, oversight of work performed and lack of controls in our finance and accounting functions due to limited personnel;

●	The Company’s systems that impact financial information and disclosures have ineffective information technology controls;

●	Inadequate controls surrounding revenue recognition, to ensure that all material transactions and developments impacting the financial statements are reflected and properly recorded; and

●	Management evaluation of (i) the disclosure controls and procedures, and (ii) our ICFR was not sufficiently comprehensive due to limited personnel.

Notwithstanding the existence of these material weaknesses in our ICFR, management believes that the consolidated financial statements included in this Form 10-K present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Internal Control Remediation Efforts. Management expects to remediate the material weaknesses identified above as follows:

●	Management has leveraged and will continue to leverage experienced consultants to assist with ongoing GAAP and SEC compliance requirements. We intend to expand our finance department through the hiring of a certified public accountant to strengthen the segregation of duties, internal controls and enhance our current staff.

●	Segregation of duties will be analyzed and adjusted Company-wide as part of the internal controls implementation and documentation of those controls and procedures that is expected to commence in 2021.

●	The Company plans on evaluating various accounting systems to enhance our system controls.

We will continue to monitor and evaluate the effectiveness of our ICFR on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. We do not, however, expect that the material weaknesses in our disclosure controls will be remediated until such time as we have added to our accounting and administrative staff allowing improved ICFR.

Changes in Internal Control over Financial Reporting

There have been no changes in our ICFR during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The following are our executive officers and directors .

Name	Age	Position

Robert M. Carmichael	58	Chairman, President, and Chief Financial Officer
Christopher H. Constable	54	Chief Executive Officer and director
Charles F. Hyatt	52	Director

Key Employees
Blake Carmichael	26	Chief Executive Officer and President of BLU3

Robert M. Carmichael. Since April 2004, Mr. Carmichael has served as our Chairman and President, and from April 2004 until November 2020 he also served as our Chief Executive Officer. He also serves as our Chief Financial Officer. Mr. Carmichael is the holder and co-holder of numerous patents, some of which are used by our company and several other major companies in the diving industry. Mr. Carmichael was selected to serve on the board of directors for his general business management with specific experience in diving industry. Robert M. Carmichael is the father of Blake Carmichael.

Christopher H. Constable. Mr. Constable as served as our Chief Executive Officer and member of our board of directors since November 2020. Prior to joining our company, from August 2020 through the November 2020 Mr. Constable provided consulting services. Mr. Constable has over 16 years experience as serving as a Chief Financial Officer. From 2003 through February 2020 he served as Chief Financial Officer of John Keeler & Co., Inc., d/b/a Blue Star Foods, a privately held Florida corporation, an international seafood company. In 2018 John Keeler & Co., Inc. merged into Blue Star Foods Corp., a Miami, Florida-based sustainable seafood company (OTC Pink: BSFC). Mr. Constable served as Chief Financial Officer and a member of Blue Star Foods Corp.’s board of directors from the closing of the merger through February 2020. Prior thereto, from 1999 to 2003, Mr. Constable was a consultant at Gateway Capital Corp., a business consulting firm, where he analyzed the financial and reporting capabilities of prospective lending customers with revenues from $10 to $100 million. Additionally, Mr. Constable was involved with loan workouts of facilities that required either liquidation or restructuring to ensure collectability for the financial institutions. From 1990 to 1999, Mr. Constable was a commercial banker at Mercantile Bankshares in Baltimore, Maryland, Finova Capital Corporation and Capital Bank, both in south Florida. During 2020 Mr. Constable has also provided business and financial consulting services. In 1989 Mr. Constable received his B.S. in Finance with an Accounting Minor from the Merrick School of Business at the University of Baltimore. Mr. Constable’s experience with public companies and over 30 year background in finance and accounting led to the decision to appoint him to the board of directors.

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

Key Employee

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

There are no family relationships between any of the executive officers, directors and key employees other than as set forth above.

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

Board Leadership Structure and Board’s Role in Risk Oversight

The board of directors is comprised of two members of our management and one independent director. Given the size of our company, our Board believes the current leadership structure is appropriate for our company. As our company grows, we expect to expand our board of directors through the appointment of independent directors. Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including economic risk, liquidity risk, product liability risk, operational risk, strategic risk and reputation risk. Management  is responsible for the day-to-day management of the risks we face and have responsibility for the oversight of risk management in their dual roles as directors.

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

Mr. Constable is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or board of directors who:

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

Compensation of Directors

The following table provides information concerning the compensation paid to our independent directors for their services as members of our board of directors during 2020. Mr. Carmichael’s and Mr. Constable’s director compensation is included in the Executive Compensation table appearing later in this report. For awards of stock, the aggregate grant date fair value is computed in accordance with FASB ASC Topic 718. The   information in the following table excludes any reimbursement of out-of-pocket travel and lodging expenses which we may have paid:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Charles F. Hyatt	18,000	-	-	-	-	-	18,000
Mikkel Pitzner (1)	-	-	-	-	-	-	-
Jeffrey Guzy (2)	10,000	-	40,107	-	-	-	50,107

(1)	Mr. Pitzner resigned from our Board of Directors in January 2020.
(2)	Mr. Guzy resigned from our Board of Directors in November 2020.

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

Shareholder Communications

Although we do not have a formal policy regarding communications with our Board, shareholders may communicate with the Board by writing to us at Brownie’s Marine Group, Inc., 3001 NW 25th Avenue, Suite 1, Pompano Beach, Florida 33069, Attention: Mr. Christopher H. Constable. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Item 11.	Executive Compensation

The following table summarizes all compensation recorded by us in the past two years for:

●	our principal executive officer or other individual serving in a similar capacity;

●	our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2020; and

●	up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2020.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.” The amounts included in the “Stock Awards” column represent the aggregate grant date fair value of the shares of our common stock, computed in accordance with ASC Topic 718. The assumptions made in the valuations of the stock awards are included in note 11 of the notes to our consolidated financial statements appear later in this report. Information regarding his compensation is set forth below.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)		Total ($)
Robert M. Carmichael	2020	120,000	-	33,184	(2)	666,239	(3)	-	-	107,528	(4)	926,951
CFO (1)	2019	120,000	-	188,144	(2)	76,423	(3)	-	-	90,362	(4)	474,929
Christopher H Constable, CEO (5)	2020	26,923	-	45,659	(6)	106,890	(7)	-	-	-		179,472

(1)	Mr. Carmichael served as our Chief Executive Officer from 2004 until November 2020 when Mr. Constable joined our company. Mr. Carmichael continues to serve as Chairman, President and Chief Financial Officer.

(2)	Stock awards included $31,904 representing the fair value of 725,087 shares of common stock issued to Mr. Carmichael for his participation in the BLU3-VENT project. in 2020. On December 11, 2018, the Company awarded 20,000,000 common shares to Mr. Carmichael as an incentive bonus, subject to his continued employment through January 2, 2020. Expense for the issuance was recognized over the full vesting period, and accordingly, we recognized stock compensation expense of $188,144 during 2019 and stock compensation expenses of $1,280 during 2020.

(3)	On April 14, 2020 the Company issued Mr. Carmichael an option to purchase up to 125,000,000 shares of common stock at an exercise price of $0.045 subject to vesting as discussed in note 11 of the audited financial statements attached to this report. The Company expensed $655,515 of the fair market value of these options in 2020. On July 29, 2019 the Company issued Mr. Carmichael five year options to purchase up to 20,761,904 shares of common stock at an exercise price of $0.018 per share, subject to vesting over a period of six months. We recognized stock option expense of $10,724 and $76,423 during 2020 and 2019.

(4)	All Other Compensation for Mr. Carmichael for 2020 includes (i) $18,000 in director compensation (ii) $21,720 in health insurance, and (iii) an aggregate of $67,808 in royalties paid to an entity controlled by Mr. Carmichael under the terms of an Exclusive License Agreement. All Other Compensation for Mr. Carmichael for 2019 includes (i) $18,000 in director compensation (ii) $21,720 in health insurance, and (iii) an aggregate of $50,642 in royalties paid to an entity controlled by Mr. Carmichael under the terms of an Exclusive License Agreement.

(5)	Mr. Constable has served as our Chief Executive Officer since November 2020.

(6)	This includes stock issued to Mr. Constable on behalf of Brandywine, LLC for consulting services prior to his employment. The Company issued 2,795,000 shares with a fair value of $45,659.

(7)	On November 5, 2020 the Company entered into an option agreement with Mr. Constable the details of which are disclosed in Note 11 of the audited financial statements included in this report. The Company expensed vested options of 5,434,783 shares with a fair value of $106,890.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised stock options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2020, together with unexercised stock options, stock that has not vested and equity incentive plan awards for each of our other executive officers outstanding as of December 31, 2020:

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Robert M. Carmichael	20,761,904			.018	7/29/2024	-	-	-	-
	-	125,000,000	-	.045	4/30/2023	-	-	-	-
Christopher H. Constable	5,483,783	-	-	.0184	11/5/2025	-	-	-	-
	-	30,000,000	-	.0184	11/5/2024	-	-	-	-

Compensation of our executive officers

Robert M. Carmichael

We are not a party to an employment agreement with Mr. Carmichael. His compensation is determined at the discretion of the board of directors, of which he is a member, and is subject to change from time to time. While his base compensation remained unchanged in 2020 from 2019, in 2020 the board of directors has granted Mr. Carmichael certain additional compensation. In April 2020 the Company entered into a Non-Qualified Stock Option Agreement with Mr. Carmichael (the “Carmichael Option Agreement”). Under the terms of the Carmichael Option Agreement, as additional compensation we granted Mr. Carmichael an option to purchase up to an aggregate of 125,000,000 shares of our common stock at an exercise price of $0.045 per share, of which the right to purchase 75,000,000 shares of common stock is subject to vesting upon the achievement of the net revenue milestones set forth below (the “Net Revenue Portion of the Option”) and the right to purchase 50,000,000 shares of common stock is subject to vesting upon official notice of the listing of our common stock on The Nasdaq Stock Market, the NYSE American LLC or

● the right to purchase 25,000,000 shares of our common stock shall vest at such time as we report cumulative consolidated net revenues, including revenues from related parties and revenues recognized by our company arising out of any subsequent acquisitions, mergers, or other business combinations following the closing date of such transaction (the collectively, “Carmichael Net Revenues”), in excess of $3,500,000 in the aggregate over four consecutive fiscal quarters commencing May 1, 2020 and ending on April 30, 2023 (the “Carmichael Net Revenue Period”);

● the right to purchase an additional 25,000,000 shares of common stock shall vest at such time as we report cumulative Carmichael Net Revenues in excess of $7,000,000 in the aggregate over four consecutive fiscal quarters during the Carmichael Net Revenue Period; and

● the right to purchase an additional 25,000,000 shares of common stock shall vest at such time as we report cumulative Carmichael Net Revenues in excess of $10,500,000 in the aggregate over four consecutive quarters during the Carmichael Net Revenue Period.

The Carmichael Option Agreement provides that the Option is exercisable by Mr. Carmichael on a cashless basis. The option is not transferrable by Mr. Carmichael, and he must remain an employee of our company as an additional term of vesting. Once a portion of the option vests, it is exercisable by Mr. Carmichael for 90 days. Any portion of the option which does not vest during the Carmichael Net Revenue Period lapses and Mr. Carmichael has no further rights thereto.

On May 21, 2020 the Board of Directors agreed to provide incentive compensation to six individuals who are either our employees or independent contractors, including Mr. Carmichael, for additional time spent by these individuals on our BLU3-Vent project. In recognition of the additional time devoted to this project, and to further incentivize him, Mr. Carmichael received a total of $31,904 of incentive compensation which was paid through the issuance of 725,087 shares of our common stock.

Christopher H. Constable

On November 5, 2020 we entered into a three year employment agreement (the “Constable Employment Agreement”) pursuant to which Mr. Constable serves as our Chief Executive Officer of the Company. Pursuant to the Constable Employment Agreement, Mr. Constable also agreed to serve on our Board of Directors and we agreed to nominate him to serve on the Board during the term of the Constable Employment Agreement. In consideration for his services, we agreed to (i) pay Mr. Constable an annual base salary of $200,000, payable in accordance with the customary payroll practices of the Company, and (ii) issuable upon execution of the Constable Employment Agreement and on each anniversary of the date of the agreement during the term, issue him a non-qualified immediately exercisable five-year stock option to purchase that number of shares equal to $100,000 of the value of the Company’s common stock at an exercise price equal to the market price of the common stock on the date of issuance. Initially he received an initial stock option grant to purchase 5,434,783 shares of the Corporation’s common stock at an exercise price of $0.0184 per share pursuant to an option award agreement (the “Option Award Agreement”).

In addition, Mr. Constable is entitled to receive four-year stock options to purchase shares of common stock at an exercise price equal to $0.0184 per share in the amounts listed below based upon the following performance milestones during the term of the Constable Employment Agreement: (i) 2,000,000 shares - if the Company’s total net revenues, as reported in its statement of operations in its financial statements in its filings with the SEC, including as a result of a stock or asset acquisition of a third party (“Net Revenues”) are in excess of $5,000,000, in the aggregate, for four consecutive fiscal quarters; (ii) 3,000,000 shares - if the Net Revenues are in excess of $7,500,000, in the aggregate, for four consecutive fiscal quarters; (iii) 5,000,000 shares - if the Net Revenues are in excess of $10,000,000, in the aggregate, for four consecutive fiscal quarters; and (iv) 20,000,000 shares - if the Company’s common stock is listed on the on NASDAQ or New York Stock Exchange. Mr. Constable is also entitled to participate in all benefit programs the Company offers to its executives, reimbursement for business expenses and three weeks of annual paid vacation.

The agreement may be terminated for cause, upon his death or disability, or by the Company without cause. Furthermore, Mr. Constable may terminate the agreement for “good reason” as defined in the agreement. If the Company terminates the agreement for cause, or if it terminates upon Mr. Constable’s death or disability, or if he voluntarily terminates the agreement, neither Mr. Constable nor his estate (as the case may be) is entitled to any severance or other benefits following the date of termination. If the Company should terminate the agreement without cause or Mr. Constable terminates for good reason, the Company is obligated to continue to pay him his base salary for a period of six months. The agreement also contains customary confidentiality, non-disclosure and indemnification provisions.

How Blake Carmichael is Compensated

He is employed with the Company as a full time employee and CEO of BLU3 and focused on the operations of the Company’s BLU3 subsidiary. In September 2020, his salary was adjusted to $78,000 per year. There is no written employment agreement between the Company and Blake Carmichael.

In May 2020 Mr. Blake Carmichael also received a total of $37,369 of incentive compensation which was paid through the issuance of 849,305 shares of our common stock in for his additional time spent on our BLU3-Vent project.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our shareholders as well as any equity compensation plans not approved by our shareholders as of December 31, 2020.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column

Plans approved by our shareholders:	0		-
Plans not approved by shareholders	199,730,020	.0323	-

Please see note 11 of the notes to our audited consolidated financial statements appearing later in this report for more information on these outstanding options.

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

Applicable percentage ownership in the following table is based on 337,107,415 shares of common stock and 425,000 shares of our Series A Convertible Preferred Stock outstanding as of March 31, 2021. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we have assumed the conversion of the shares of Series A Convertible Preferred Stock and the shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 31, 2021, are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise disclosed the address for each person below is c/o Brownie’s Marine Group, Inc., 3001 NW 25th Avenue, Suite 1, Pompano Beach, FL 33069.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Executive Officers and Directors
Common	Robert M. Carmichael	60,006,034	(1)	16.8%
Common	Christopher H. Constable	8,229,783	(2)	2.4%
Common	Charles F. Hyatt	112,647,065	(3)	33.4%
Common	All directors and executive officers as a group (three persons)	180,882,882	(1)(2)(3)	49.8%
5% Shareholders
Common	Joe Perez	50,000,000	(4)	14.9%

Series A Convertible Preferred Stock
	Robert M. Carmichael	425,000		100%
Series A Convertible Preferred Stock	All directors and executive officers as a group (one person)	425,000		100%

(1)	Includes the following: (i) 14,587,190 outstanding shares held by 940A, an entity over which Mr. Carmichael has voting and dispositive control; (ii) an aggregate of 23,320 shares issuable upon conversion of 425,000 shares of Series A Convertible Preferred Stock; and (iii) options to purchase an aggregate of 20,761,904 shares of common stock at an exercise price of $0.018 per share. Excludes unvested options to purchase 125,000,000 shares of common stock at an exercise price of $0.045 per share.
(2)	Includes options to purchase an aggregate of 5,434,783 shares of common stock at an exercise price of $0.0184 per share, but excludes (i) unvested five-year options to purchase shares of common stock vesting on the second and third anniversary of his employment agreement equal $100,000 of the value of the Company’s common stock at an exercise price equal to the market price of the common stock on the date of issuance, and (ii) unvested options to purchase 30,000,000 shares of common stock at an exercise price of $0.0184 per share.
(3)	Includes 2,647,065 shares of outstanding shares held by Mr. Hyatt’s minor child over which he has voting and dispositive control.
(4)	Address is 135 Weston Road, Suite 328, Weston, FL 33326.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We sell products to Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, companies owned by the brother of Mr. Robert M. Carmichael. Terms of sale are no more favorable than those extended to any of our other customers with similar sales volumes. Combined net revenues from these entities for 2020 and 2019, totaled $821,474 and $653,315, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2020, was $29,443, $6,643 and $8,237, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys December 31, 2019, was $28,555, $10,914, and $4,973, respectively.

We also sell products to Brownie’s Global Logistics, LLC. (“BGL”) and 940 Associates, Inc. (“940 A”), entities wholly-owned by Robert M. Carmichael. Terms of sale are more favorable than those extended to our regular customers, but no more favorable than those extended to our strategic partners. Terms of sale to BGL approximate cost or include a nominal margin. These terms are consistent with those extended to our strategic partners. Strategic partner terms on a per order basis include promotion of our technologies and “Brownie’s” brand, offered only on products or services not offered for resale, and must provide for reciprocal terms or arrangements to us on strategic partners’ product or services. BGL is fulfilling the strategic partner terms by providing exposure for our technologies and “Brownie’s” brand in the yachting and exploration community world-wide through its operations. Combined net revenues from these three entities for 2020 and 2019 were $16,943 and $9,427, respectively. In addition, from time to time Mr. Carmichael purchases products from us for his personal use. He either pays the amount at the time of purchase or we provide him a courtesy account which he settles from time to time. Accounts receivable from BGL, 940 A and Mr. Carmichael totaled $23,321 at December 31, 2020 and $4,320 and $12,603, respectively, at December 31, 2019.

We owed BGL an accounts payable to related parties of $102,360 and $263,544 at December 31, 2020 and 2019, respectively, which represents purchase of inventory including batteries for Sea Lion (battery operated unit) and Honda engines for our regular gasoline powered units.

We are a party to license agreements with 940 A to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreements. Total royalty fees paid to 940 A in 2020 and 2019 totaled $67,808 and $50,642, respectively.

Director Independence

The Company has one independent director, Mr. Charles F. Hyatt, who is considered “independent” as defined under Rule 5605 of the Nasdaq Marketplace Rules.

Item 14.	Principal Accounting Fees and Services.

The following table shows the fees that were billed for the audit and other services provided by Liggett & Webb, PA for 2020 and 2019.

	2020	2019
Audit Fees	$63,580	$60,500
Audit-Related Fees	-	-
Tax Fees	2,000	2,000
All Other Fees	-	-
Total	$65,580	$62,500

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

(3)	Exhibits.

The exhibits that are required to be filed or incorporated by reference herein are listed in the Exhibit Index.

		Incorporated by Reference			Filed OR
No.	Exhibit Description	Form	Date Filed	Exhibit Number	Furnished Herewith
2.2	Merger Agreement, dated June 18, 2002 by and among United Companies Corporation, Merger Co., Inc. and Avid Sportswear & Golf Corp.	S-4	6/24/02	2.02
2.3	Articles of Merger of Avid Sportswear & Golf Corp. with and into Merger Co., Inc.	S-4	6/24/02	2.03
2.4	Plan of Conversion	8-K	10/28/15	2.1
3.1	Articles of Conversion (Nevada)	8-K	10/28/15	3.1
3.2	Certificate of Conversion (Florida)	8-K	10/28/15	3.2
3.3	Articles of Incorporation (Florida)	8-K	10/28/15	3.3
3.5	Articles of Amendment	8-K	12/16/15	3.5
3.6	Bylaws	8-K	10/28/15	3.4
4.2	Form of 2017 Secured Convertible Promissory Note	10-K	4/17/18	4.2
4.3	10% Unsecured Convertible Debenture dated May 3, 2011	8-K	11/20/18	4.3
4.5	Form of Stock Option Grant to Robert M. Carmichael dated July 29, 2019 +	8-K	8/1/19	4.5
4.6	Form of Stock Option Grant to Jeffrey Guzy dated January 9, 2020	8-K	1/10/20	4.1
10.1	Share Exchange Agreement, dated March 23, 2004 by and among the Company, Trebor Industries, Inc. and Robert M. Carmichael	8-K	4/9/04	16.1

		Incorporated by Reference			Filed or
No.	Exhibit Description	Form	Date Filed	Exhibit Number	Furnished Herewith
10.2	Non-Exclusive License Agreement for the BC Keel trademark effective January 1, 2004 by and between The Carleigh Rae Corporation and Trebor Industries Inc.	10-QSB	8/15/05	10.18
10.3	Non-Exclusive License Agreement for the buoyancy compensator and weight belt dive system effective January 1, 2005 by and between 940 Associates, Inc. and Trebor Industries Inc.	10-QSB	8/5/05	10.19
10.3	Exclusive License Agreement for the Brownie’s Third Lung, Brownie’s Public Safety Tankfill, and Related trademarks and copyrights effective January 1, 2005 by and between 940 Associates, Inc. and Trebor Industries Inc.	10-QSB	8/15/05	10.20
10.4	Non-Exclusive License Agreement for the drop weight dive belt effective January 1, 2005 by and between 940 Associates, Inc. and Trebor Industries Inc.	10-QSB	8/5/05	10.21
10.5	Non-Exclusive License Agreement for the garment integrated or garment attachable floatation aid and/or PDF effective January 1, 2004 by and between The Carleigh Rae Corporation and Trebor Industries Inc.	10-QSB	8/5/05	10.22
10.6	Non-Exclusive License Agreement for the inflatable dive marker and collection bag effective January 1, 2005 by and between 940 Associates Inc. and Trebor Industries Inc.	10-QSB	8/5/05	10.23
10.7	Non-Exclusive License Agreement for the SHERPA trademark and inflatable flotation aid/signal device technology effective January 1, 2004 by and between The Carleigh Rae Corporation and Trebor Industries Inc.	10-QSB	8/5/05	10.24
10.8	Non-Exclusive License Agreement for tank-mounted weight, BC or PDF mounted trim weight or trim weight holding system effective January 1, 2004 by and between The Carleigh Rae Corporation and Trebor Industries, Inc.	10-QSB	8/5/05	10.25
10.9	Lease Agreement commencing September 1, 2014 by and between Liberty Property Limited Partnership and Trebor Industries, Inc.	10-K	4/17/18	10.11
10.10	Lease Amendment dated December 1, 2016 by and between Liberty Property Limited Partnership and Trebor Industries, Inc.				Filed
10.11	Exclusive Distribution Agreement between Brownie’s Marine Group, Inc. and Lenhardt & Wagner GmbH dated August 7, 2017	10-K	6/7/19	10.15
10.12	Lease Agreement dated November 11, 2018 by and between Liberty Property Limited Partnership and Brownie’s Marine Group, Inc.	10-K	6/7/19	10.16
10.13	Director Agreement dated January 9, 2020 by and between Brownie’s Marine Group, Inc. and Jeffrey Joseph Guzy	8-K	1/10/20	10.1
10.14	Form of Non-Qualified Stock Option Agreement dated April 14, 2020 by and between Brownie’s Marine Group, Inc. and Robert M. Carmichael +	8-K	4/17/20	10.1
10.15	Form of Restricted Stock Award Agreement for grants by Brownie’s Marine Group, Inc. of restricted stock awards to employees	8-K	4/30/20	10.1
10.16	Promissory Note in the principal amount of $159,600 issued by Brownie’s Marine Group, Inc. to South Atlantic Bank	8-K	5/13/20	10.1
10.17	Patent License Agreement dated April 6, 2018 by and between Setaysha Technical Solutions, Inc. and Brownie’s Marine Group, Inc.	10-K	6/29/20	10.17
10.18	Addendum No. 1 to Patent License Agreement dated December 31, 2019 by and between Setaysha Technical Solutions, Inc. and Brownie’s Marine Group, Inc.	10-K	6/29/20	10.18
10.19	Investor Relations Consulting Agreement dated April 9, 2020 by and between HIR Holdings, LLC and Brownie’s Marine Group, Inc .	10-K	6/29/20	10.19
10.20	Corporate Communication Consulting Agreement dated April 9, 2020 by and between Impact IR Inc. and Brownie’s Marine Group, Inc .	10-K	6/29/20	10.20

		Incorporated by Reference			Filed or
No.	Exhibit Description	Form	Date Filed	Exhibit Number	Furnished Herewith
10.21	Form of Note Extension and Amendment Agreement dated May 29, 2020 for the $50,000 principal amount 6% Secured Convertible Promissory Note by and between Curt Martin and Brownie’s Marine Group, Inc.	10-K	6/29/20	10.21
10.22	Form of Note Extension and Amendment Agreement dated May 29, 2020 for the $50,000 principal amount 6% Secured Convertible Promissory Note by and between Joe Steinbron and Brownie’s Marine Group, Inc.	10-K	6/29/20	10.22
10.23	Director Agreement dated April 1, 2019 by and between Brownie’s Marine Group, Inc. and Charles F. Hyatt	8-K	4/4/19	10.1
10.24	Form of letter agreement for incentive compensation +	8-K	6/1/20	10.1
10.25	Addendum No. 2 to Patent License Agreement dated June 30, 2020 by and between Setaysha Technical Solutions, Inc. and Brownie’s Marine Group, Inc.	10-Q	8/26/20	10.1
10.26	Form of Employment Agreement dated November 5, 2020 by and between Christopher H. Constable and Brownie’s Marine Group, Inc. +	8-K	11/12/20	10.2
10.27	Form of Non-Qualified Stock Option Agreement Non-Plan dated November 5, 2020 by and between Brownie’s Marine Group, Inc. and Christopher H. Constable +	8-K	11/12/20	10.1
10.28	Form of Note Extension and Amendment Agreement dated December 21, 2020 for the $50,000 principal amount 6% Secured Convertible Promissory Note by and between Joe Steinbron and Brownie’s Marine Group, Inc				Filed
10.29	Form of Note Extension and Amendment Agreement dated December 21, 2020 for the $50,000 principal amount 6% Secured Convertible Promissory Note by and between Curt Martin and Brownie’s Marine Group, Inc.				Filed
21.1	Subsidiaries of the Registrant	10-K	4/17/18	21.1
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)				Filed
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)				Filed
32.1	Certification Pursuant to Section 1350				Filed
101	XBRL Interactive Data File				Filed

+   Management Contract

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2021	Brownie’s marine group, Inc.

	By:	/s/ Christopher H. Constable
Christopher H. Constable
Chief Executive Officer,
principal executive officer

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Chief Financial Officer,
principal financial and accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert M. Carmichael
Robert M. Carmichael
Chairman of the Board, President and Chief Financial Officer
March 31, 2021

/s/ Christopher H. Constable
Christopher H. Constable
Chief Executive Officer and Director
March 31, 2021

/s/ Charles F. Hyatt
Charles F. Hyatt
Director
March 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of:

Brownie’s Marine Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Brownie’s Marine Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced net losses and has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures including examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also include evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Stock Options

As described in Note 11 to the consolidated financial statements, the Company measures fair value of stock options at fair value using level three inputs. To determine fair value of stock options, the Company determines the appropriate valuation methodology and assumptions, including unobservable inputs. Stock options are measured at fair value using a Black-Scholes valuation model that uses significant assumptions, including the Company’s stock price, volatility, risk-free interest rate, probability of vesting and probability of exercise occurrence through expiration date.

Auditing management’s estimate for the fair value of stock options was highly judgmental as it involved our assessment of the significant assumptions used by the Company because the fair value calculations were sensitive to changes in assumptions described above, and certain inputs used in the determination of fair values were based on unobservable data, including, but not limited to, the volatility, probability of vesting and probability of exercise.

To test the fair value of stock options, we performed audit procedures that included, among others, evaluating the methodologies used in the valuation model and the significant assumptions used by the Company.

/s/ Liggett & Webb, P.A.

LIGGETT & WEBB, P.A.

Certified Public Accountants

We have served as the Company’s auditor since 2018

Boynton Beach, Florida

March 31, 2021

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash	$345,187	$70,620
Accounts receivable – net	81,251	111,291
Accounts receivable - related parties	67,644	48,762
Inventory, net	863,791	719,108
Prepaid expenses and other current assets	111,164	48,523
Total current assets	1,469,037	998,304

Property, equipment and leasehold improvements, net	143,413	103,077
Operating Lease Assets	446,981	545,035
Other assets	13,649	20,149

Total assets	$2,073,080	$1,666,565

Liabilities and stockholders’ equity (deficit)
Current liabilities
Accounts payable and accrued liabilities	$386,977	$518,678
Accounts payable - related parties	102,360	263,544
Customer deposits and unearned revenue	20,353	121,208
Other liabilities	100,817	151,749
Operating lease liabilities	107,691	98,060
Current maturities long term debt	151,006	29,702
Notes payable	50,000	110,000
Convertible debentures, net	110,000	110,000
Total current liabilities	1,029,204	1,402,941

Long term debt	120,782	60,070
Long-term operating lease liabilities	339,290	446,975
Total liabilities	1,489,276	1,909,986
Commitments and contingencies (see note 13)
Stockholders’ equity (deficit)
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding as of December 31, 2020 and December 31, 2019.	425	425
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; 306,185,206 shares issued and outstanding at December 31, 2020 and 245,540,501 shares issued and 225,540,501 shares outstanding at December 31, 2019, respectively.	30,620	22,554
Common stock payable 138,941 shares and 138,941 shares, respectively as of December 31, 2020 and December 31, 2019.	14	14
Additional paid-in capital	13,508,882	11,338,104
Accumulated deficit	(12,956,137)	(11,604,518)
Total stockholders’ equity (deficit)	$583,804	$(243,421)
Total liabilities and stockholders’ equity (deficit)	$2,073,080	$1,666,565

The accompanying notes are an integral part of these consolidated financial statements.

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31

	2020	2019
Net revenues
Net revenues	$3,717,556	$2,304,936
Net revenues - related parties	838,417	662,742
Total net revenues	4,555,973	2,967,678
Cost of net revenues
Cost of net revenues	2,537,922	2,093,152
Cost of net revenues - related parties	431,925	326,494
Royalties expense - related parties	67,808	50,642
Royalties expense	53,929	48,963
Total cost of revenues	3,091,584	2,519,251
Gross profit	1,464,389	448,427
Operating expenses
Selling, general and administrative	2,682,293	1,664,932
Research and development costs	115,156	67,161
Total operating expenses	2,797,449	1,732,093
Loss from operations	(1,333,060)	(1,283,666)
Other expense, net
Loss on extinguishment of debt	-	(131,000)
Interest Expense	(18,559)	(7,074)
Total other expense - net	(18,559)	(138,074)
Loss income before provision for income taxes	(1,351,619)	(1,421,740)
Provision for income taxes	-	-
Net loss	$(1,351,619)	$(1,421,740)
Basic loss per common share	$(0.00)	$(0.01)
Diluted loss per common share	$(0.00)	$(0.01)
Basic weighted average common shares outstanding	288,295,422	206,288,923
Diluted weighted average common shares outstanding	288,295,422	206,288,923

The accompanying notes are an integral part of these consolidated financial statements.

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Preferred Stock		Common Stock		Common Stock Payable		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2018	425,000	$425	161,086,228	$16,109	138,941	$14	$10,213,595	$(10,182,778)	$47,365

Shares issued for services	-	-	11,954,273	1,195	-	-	153,551	-	154,746

Unit offering	-	-	52,500,000	5,250	-	-	519,750	-	525,000

Stock Option Expense	-	-	-		-	-	132,064	-	132,064

Incentive Bonus Shares to CEO	-	-	-	-	-	-	188,144	-	188,144

Modification of debt instruments	-	-	-	-	-	-	131,000	-	131,000

Net loss	-	-	-	-	-	-	-	(1,421,740)	(1,421,740)

Balance, December 31, 2019	425,000	425	225,540,501	22,554	138,941	14	11,338,104	(11,604,518)	(243,421)

Shares issued for services	-	-	9,895,000	990	-	-	307,489	-	308,479

Shares issued for cash	-	-	22,647,065	2,265	-	-	542,735	-	545,000
Shares issued for exercise for warrants	-	-	22,500,000	2,250			222,750		225,000
Stock Option Expense	-	-	-	-	-	-	858,695	-	858,695

Incentive Bonus Shares to CEO			20,725,087	2,073			31,111		33,184

Incentive shares issued to Employees	-	-	4,877,553	488	-	-	207,998	-	208,486

Net loss	-	-	-	-	-	-	-	(1,351,619)	(1,351,619)

Balance, December 31, 2020	425,000	$425	306,185,206	$30,620	138,941	$14	$13,508,882	$(12,956,137)	$583,804

The accompanying notes are an integral part of these consolidated financial statements.

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

	2020	2019
Cash flows provided by operating activities:
Net loss	$(1,351,619)	$(1,421,740)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	21,005	9,282
Loss on debt extinguishment	-	131,000
Shares issued for services	308,479	342,890
Stock Based Compensation-incentive bonus shares issued to CEO and employees	241,670	-
Reserve (recovery) for bad debt	(618)	9,439
Reserve for slow moving inventory	51,700	32,000
Stock Based Compensation - Options	858,695	132,064
Amortization of operating lease asset	98,054	90,578
Changes in operating assets and liabilities
Change in accounts receivable, net	30,658	(93,526)
Change in accounts receivable - related parties	(18,882)	29,661
Change in inventory	(196,383)	(27,938)
Change in prepaid expenses and other current assets	(62,641)	15,995
Change in other assets	6,500	-
Change in accounts payable and accrued liabilities	(131,701)	181,453
Change in customer deposits and unearned revenue	(100,855)	(124,699)
Change in operating lease liability	(98,054)	(90,578)
Change in other liabilities	(50,932)	136,179
Change in accounts payable - related parties	(161,184)	138,301
Net cash used in operating activities	(556,108)	(509,639)
Cash flows from investing activities:
Purchase of fixed assets	(5,500)	(96,724)
Net cash used in investing activities	(5,500)	(96,724)
Cash flows from financing activities:
Proceeds from sale of common stock	545,000	-
Proceeds from unit offering	-	525,000
Proceeds from exercise of Warrants	225,000	-
Proceeds of debt	159,600	96,725
Repayment on notes payable	(60,000)	(23,525)
Repayment of debt	(33,425)
Net cash provided by financing activities	836,175	598,200
Net change in cash	274,567	(8,164)
Cash, beginning of year	70,620	78,784
Cash, end of year	$345,187	$70,620
Supplemental disclosures of cash flow information:
Cash Paid for Interest	$10,024	$-
Cash Paid for Income Taxes	$-	$-
Supplemental disclosure of non-cash financing activities:
Operating lease obtained in exchange for liabilities	$-	$635,613
Loan payable for purchase of vehicle	$55,841	$-

The accompanying notes are an integral part of these consolidated financial statements.

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of business and summary of significant account policies

Description of business –Brownie’s Marine Group, Inc., a Florida corporation (hereinafter referred to as the “Company,” “our” or “BWMG”), designs, tests, manufactures and distributes recreational hookah diving, yacht based scuba air compressor and nitrox generation systems, scuba and water safety products through its wholly owned subsidiary Trebor Industries, Inc., a Florida corporation organized in 1981 (“Trebor”), and manufactures and sells high pressure air and industrial compressor packages (“Legacy SSA Products”) through its wholly owned subsidiary Brownie’s High Pressure Compressor Services, Inc., a Florida corporation organized in 2017 (“BHPCS”). In addition, in December 2017, the Company formed BLU3, Inc., a Florida corporation organized in 2017 (“BLU3”), to develop and market innovation electric shallow dive systems (“Ultra Dive Systems”). When used herein, the “Company” or “BWMG” includes Brownie’s Marine Group, Inc., and our wholly-owned subsidiaries Trebor, BHP and BLU3.

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

Going Concern – The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of issuance of these financial statements. We incurred net losses for the years ended December 31, 2020 and 2019 of $1,351,619 and $1,421,740, respectively. The Company had an accumulated deficit as of December 31, 2020 of $12,956,137.

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic. In response to this declaration and the rapid spread of COVID-19 within the United States, federal, state and local governments throughout the country have imposed varying degrees of restrictions on social and commercial activity to promote social distancing in an effort to slow the spread of the illness. These measures have had a significant adverse impact upon many sectors of the economy, including retail commerce.

While we are not able to estimate the ultimate impact of the COVID-19 pandemic on our financial condition and future results of operations, depending on the prolonged impact of the COVID-19 outbreak, this situation has had a significant impact on one of our operating companies in our reported results of operations for the year ended December 31, 2020. The extent to which the coronavirus impacts our results and financial condition, however, will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge and the actions to contain and treat its impacts, among others.

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

Accounts receivable – Accounts receivable consist of amounts due from the sale of all of our products to wholesale and retail customers. The allowance for doubtful accounts are estimates that are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though the Company considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates and any specific customer collection issues the Company identifies could have a favorable or unfavorable effect on required reserve balances. The allowances for doubtful accounts totaled $16,872 and $17,784 at December 31, 2020 and 2019, respectively.

Inventory – The Company values inventory at the lower of cost (determined using the first-in first-out method) or net realizable value. Management’s judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because the product is outdated or because the amount on hand is more than will be used to meet future needs. Inventory reserves are estimated by the individual operating companies using standard quantitative measures based on criteria established by the Company. Though the Company considers these reserve balances to be adequate, changes in economic conditions, customer inventory levels or competitive conditions could have a favorable or unfavorable effect on required reserve balances.

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

Revenue Recognition

We account for our revenues in accordance with the Accounting Standard Codification topic 606, “Revenue from Contracts with Customers” and all the related amendments. This standards core principal is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to receive.

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

We categorize leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of December 31, 2020. Our leases generally have terms that range from three years for equipment and three to six years for property. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

Supplemental balance sheet information related to leases was as follows:

Operating Leases	Classification	December 31, 2020	December 31, 2019
Right-of-use assets	Operating lease assets	$446,981	$545,035

Current lease liabilities	Current operating lease liabilities	$107,691	$98,060
Non-current lease liabilities	Long-term operating lease liabilities	339,290	446,975
Total lease liabilities		$446,981	$545,035

Lease term and discount rate were as follows:

	December 31, 2020	December 31, 2019
Weighted average remaining lease term (years)	3.69	4.68
Weighted average discount rate	5.91%	5.91%

The components of lease costs were as follows:

	December 31, 2020	December 31, 2019
Operating lease cost	$127,650	$131,340
Variable lease cost	5,729	4,160
Total lease costs	$133,379	$135,500

Supplemental disclosures of cash flow information related to leases were as follows:

	December 31, 2020	December 31, 2019
Cash paid for operating lease liabilities	$127,654	$151,567
Operating right of use assets obtained in exchange for operating lease liabilities	$-	$635,613

Maturities of lease liabilities were as follows as of December 31, 2020:

	Trebor Industries Office Lease	BMG Office Lease	Copier	Total lease payments
2021	61,119	61,725	8,388	131,232
2022	62,953	63,576	8,388	134,917
2023	64,842	65,484	2,796	133,122
2024	49,717	50,586	—	100,303
Total	238,631	241,371	19,572	499,574
Less: Imputed interest	(25,484)	(25,778)	(1,331)	(52,593)
Present value of lease liabilities	$213,147	$215,593	$18,241	$446,981

Product development costs – Product development expenditures are charged to expenses as incurred.

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which they occur. Advertising and trade show expense incurred for the years ended December 31, 2020 and 2019, totaled $154,642 and $56,047 respectively.

Research and development costs – The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the years ended December 31, 2020 and 2019 the Company incurred research and development costs of $115,156 and $67,161, respectively.

Customer deposits and unearned revenue and returns policy – The Company typically takes a minimum 50% deposit against custom and large tankfill systems prior to ordering and/or building the systems. The remaining balance due is payable upon delivery, shipment, or installation of the system. There is no provision for cancellation of custom orders once the deposit is accepted, nor return of the custom ordered product. Additionally, returns of all other merchandise are subject to a 15% restocking fee as stated on each sales invoice. Customer deposits and unearned revenue totaled $20,353 and $121,208 at December 31, 2020 and 2019, respectively.

Warranty policy – Under the provisions of the Financial Accounting Standards Board (“FASB”) ASC 460, Guarantor’s Guarantees, the Company accrues a liability for estimated warranty policy costs based on standard quantitative measures based on criteria established by the Company. Estimates of costs to service its warranty obligations are based on historical experience, expectation of future conditions and known product issues. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, revisions to the estimated warranty reserve would be required. The Company engages in product quality programs and processes, including monitoring and evaluating the quality of its suppliers, to help minimize warranty obligations. The Company provides our customers with an industry standard one year warranty on systems sold and recognizes a warranty reserve based on gross sales multiplied by the historical warranty expense return rate. The warranty reserve charged to cost of net revenues and is included in accrued expenses and is deemed sufficient to absorb any material or labor costs that might be incurred on sales recorded during the period. The Company recorded a reserve for warranty work of $13,680 and $13,695 at December 31, 2020 and 2019 respectively.

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

During the years ended December 31, 2020 and 2019, the Company recognized share based compensation with a fair value of $550,149 and $342,890, respectively.

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

At December 31, 2020, and 2019, the carrying amount of cash, accounts receivable, accounts receivable – related parties, accounts payable and accrued liabilities, accounts payable-related parties, customer deposits and unearned revenue, other liabilities, loans payable and convertible debentures, approximate fair value because of the short maturity of these instruments.

Loss per common share – Basic loss per share excludes any dilutive effects of options, warrants and convertible securities. Basic loss per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted loss per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. At December 31, 2020 and December 31, 2019, 210,500,305 and 98,498,711, respectively, potentially dilutive shares were not recognized as their inclusion would be anti-dilutive. These shares reflect shares potentially issuable under convertible note agreements, outstanding warrants, outstanding stock options and the conversion of preferred stock.

New accounting pronouncements

The Company has reviewed other ASU’s and has noted that they will have no material impact on its financial statements.

Note 2. Inventory

Inventory consists of the following as of:

	December 31,
	2020	2019

Raw materials	$408,841	$314,529
Finished goods	454,950	404,579
Total Inventory, net	$863,791	$719,108

As of December 31, 2020 and 2019, the Company recorded reserves for obsolete or slow moving inventory of approximately $227,657 and $175,957 respectively.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2020	2019

Prepaid inventory	$85,028	$48,523
Prepaid expenses and other current assets	26,136	-
Total prepaid expenses and other current assets	$111,164	$48,523

Note 4. Property and Equipment, Net

Property and equipment consist of the following as of:

	December 31,
	2020	2019

Tooling and equipment	$233,839	$235,356
Computer equipment and software	27,469	27,469
Vehicles	79,557	44,160
Leasehold improvements	43,779	43,779
Total property and equipment	384,644	350,764
Less: accumulated depreciation and amortization	(241,231)	(247,687)
Total property and equipment, net	$143,413	$103,077

Depreciation and amortization expense totaled $21,005 and $9,282 for the years ended December 31, 2020 and 2019, respectively.

Note 5. Other Assets

Other assets at December 31, 2020 of $13,649 consisted of refundable deposits of $6,649 and an unamortized license fee of $7,000. Other assets at December 31, 2019 of $20,149 consisted of refundable deposits of $6,649 and an unamortized license fee of $13,500.

Note 6. Customer Credit Concentrations

The Company sells to three entities owned by the brother of Robert M. Carmichael and three companies owned by Robert M. Carmichael as further discussed in note 7 - Related Parties Transactions. Combined sales to these six entities for the years ended December 31, 2020 and 2019, represented 18% and 22%, respectively, of total net revenues.

In excess of 90% of our total net revenues are made up of product sales to customers within the state of Florida .

Note 7. Related Party Transactions

The Company sells products to Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, companies owned by the brother of Robert M. Carmichael. Terms of sale are no more favorable than those extended to any of the Company’s other customers with similar sales volumes. Combined net revenues from these entities for years ended December 31, 2020 and 2019, totaled $821,474 and $653,315, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2020, was $29,443, $6,643, and $8,237, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2019, was $28,555, $10,914, and $4,973, respectively.

The Company sells products to Brownie’s Global Logistics, LLC. (“BGL”) and 940 Associates, Inc. (“940 A”), entities wholly-owned by Robert M. Carmichael. Terms of sale are more favorable than those extended to BWMG’s regular customers, but no more favorable than those extended to Brownie’s strategic partners. Terms of sale to BGL approximate cost or include a nominal margin. These terms are consistent with those extended to the Company’s strategic partners. Strategic partner terms on a per order basis include promotion of BWMG’s technologies and “Brownie’s” brand, offered only on products or services not offered for resale, and must provide for reciprocal terms or arrangements to BWMG on strategic partners’ product or services. BGL is fulfilling the strategic partner terms by providing exposure for BWMG’s technologies and “Brownie’s” brand in the yachting and exploration community world-wide through its operations. Combined net revenues from these three entities for years ended December 31, 2020, and 2019, were $16,943 and $9,427, respectively. In addition, from time to time Mr. Carmichael purchases products from us for his personal use. He either pays the amount at the time of purchase or we provide him a courtesy account which he settles from time to time. Accounts receivable from BGL, 940 A and Mr. Carmichael totaled $23,321, and $4,230, which is net of credit memo of $14,944 for 940 A at December 31, 2020, and December 31, 2019, respectively.

The Company had accounts payable to related parties of $102,360 and $263,544 at December 31, 2020 and 2019, respectively. The balance payable at December 31, 2020 was due to BGL.

The Company has Exclusive License Agreements with 940 A to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. This Exclusive License Agreement provides that the Company will pay 940 A 2.5% of gross revenues per quarter as a royalty. Total royalty expense for the years ended December 31, 2020 and 2019, totaled $67,808 and $50,642, respectively.

Effective July 29, 2019 the Company agreed to pay the members of the Company’s Board of Directors, including Mr. Carmichael, a management director, an annual fee of $18,000 for serving on the Company’s Board of Directors for the year ending December 31, 2019. As of December 31, 2019, the Company has accrued $49,500 in Board of Directors’ fees. On August 21, 2020 the Company’s Board of Directors approved the continuation of the 2019 Board compensation policy for the year ending December 31, 2020. As of December 31, 2020, the Company had accrued an additional $36,000 in Board of Directors’ fees.

On August 1, 2017, Mr. Mikkel Pitzner was appointed to serve on the Company’s Board of Directors. The Company agreed to pay Mr. Pitzner an annual fee of $6,000 and issued Mr. Pitzner 5,000,000 shares of restricted common stock under a consulting agreement expiring in January 2019. During the year ended December 31, 2019 the Company issued 3,333,333 shares of restricted common stock with a total fair value of $62,500. During the year ended December 31, 2019, the Company recognized $31,250 of stock compensation pursuant to this agreement. Commencing in February 2019, the Company began paying Mr. Pitzner, then a member of the Company’s Board of Directors, $9,300 per month, inclusive of a $1,300 auto allowance, for consulting services. These payments were not covered by a written agreement. In August 2019 the agreement with Mr. Pitzner was terminated, and Mr. Pitzner has been paid in full.

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

In December 2018, the Company issued 20,000,000 shares of common stock to Robert M. Carmichael as an incentive bonus. As the vesting of the shares was subject to continued employment by Mr. Carmichael through January 2, 2020, for the years ended December 31, 2020, the Company treated the shares as issued but not as yet outstanding for the twelve months ended December 31, 2019. Expense for the issuance is being recognized over the full vesting period, and accordingly, the Company recognized stock compensation expense of $1,280 and $188,144 during the years ended December 31, 2020 and 2019. See note 11.

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

Effective July 29, 2019 the Company issued options to purchase up to an aggregate of 12,457,142 shares of common stock to Mr. Pitzner. The options were issued pursuant to a stock option grant agreements and are exercisable at $0.018 per share for a period of five years from the date of issuance, subject to vesting over a period of six months. The fair value of the options totaled $52,280 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 2.10%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 172%. In August 2019 8,304,761 options belonging to Mr. Pitzner were cancelled. Stock option expense recognized during for the year ended December 31, 2019 was $17,429.

Effective July 29, 2019 the Company issued options to purchase up to an aggregate of 10,380,952 shares of common stock to Blake Carmichael. The options were issued pursuant to a stock option grant agreements and are exercisable at $0.018 per share for a period of five years from the date of issuance, subject to vesting over a period of six months. The fair value of the options totaled $43,582 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 2.10%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 172%. Stock option expense recognized during for the years ended December 31, 2020 and 2019 was $5,362 and $38,212, respectively.

Effective July 29, 2019 the Company issued Robert M. Carmichael options to purchase up to 20,761,904 shares of common stock. The options were issued pursuant to a Grant Agreement and are exercisable at $0.018 per share for a period of five years from the date of issuance, subject to vesting over a period of six months. The fair value of the options totaled $87,147 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 2.10%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 172%. Stock option expense of $10,274 and $76,423 was recognized during the years ended December 31, 2020 and 2019, respectively.

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

In April, 2020 the Company issued 10,000,000 shares of common stock related to the exercise of common stock purchase warrant at an exercise price of $.01 per share. The Company received proceeds of $100,000 upon such exercise from Mr. Hyatt.

Also, in April 2020 the Company sold an aggregate of 20,000,000 shares of its common stock at a purchase price $0.025 per share to Mr. Hyatt, resulting in proceeds to the Company of $500,000.

On April 14, 2020 the Company entered into a Non-Qualified Stock Option Agreement with Mr. Carmichael. Under the terms of the option agreement, as additional compensation the Company granted Mr. Carmichael an option to purchase up to an aggregate of 125,000,000 shares of the Company’s common stock at an exercise price of $.045 per share. This option is further detailed in Note 11. During the year ended December 31, 2020 the Company expensed $655,515 in relation to this option agreement.

On May 21, 2020, the Company issued to Mr. Carmichael a total 725,087 shares with a fair value of $31,904 for his work on the BLU3-VENT project.

On August 31, 2020, September 30, 2020 and October 31, 2020 the Company issued and aggregate of 2,795,000 shares with a fair market value of $45,292 to Christopher Constable on behalf of Brandywine, LLC in accordance with a consulting contract dated August 10, 2020. This consulting agreement was terminated upon the execution of Mr. Constable’s employment agreement.

On November 5, 2020 the company entered into a Non-Qualified Stock Option agreement with Christopher Constable as part of his employment agreement. Under the terms of the option agreement, the Company granted Mr. Constable a 5-year option to purchase 5,434,783 shares of the Company’s common stock at an exercise price of $.0184, the “Compensation Options”. The Compensation Options were immediately vested. The fair value of the options on the date of the grant was $106,199 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of .16%, ii) expected life of 2.5 years, iii) dividend yield of 0%, iv) expected volatility of 341%. Stock option expense recognized during the year ended December 31, 2020 for this option was $106,890.

Also, on November 5, 2020 the Company entered into a Non-Qualified Option Agreement with Mr. Constable. Under the terms of this option agreement, as additional compensations, the Company granted an option (the “Bonus Option”) to purchase up to an aggregate of 30,000,000 shares of the Company’s common stock at an exercise price of $.0184 per share. This option is further detailed in Note 11. During the year ended December 31, 2020, the company did not book any expense related to this option agreement.

Note 8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the following as of:

	December 31, 2020	December 31, 2019

Accounts payable trade and other	$244,626	$414,422
Accrued payroll and fringe benefits	96,241	65,915
Accrued warranty expense	13,680	13,695
Accrued payroll taxes and withholding	9,268	7,984
Accrued interest	23,162	16,662
	$386,977	$518,678

Balances due certain vendors are in arrears to varying degrees. The Company is handling all delinquent accounts on a case-by-case basis.

Note 9. Other Liabilities

Other liabilities consist of the following as of:

	December 31, 2020	December 31, 2019

Asset purchase agreement payable	$12,857	$12,857
Accrued expenses	2,460	16,216
Accrued vendor settlement	-	23,176
Accrued Board of Directors fees	85,500	49,500
Accrued legal settlement	-	50,000
	$100,817	$151,749

Note 10. Convertible Debentures, and Loans Payable

Convertible Debentures

Convertible debentures consist of the following at December 31, 2020:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Original Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Reg.
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	—	10,000	4,694	(1)
12/01/17	12/31/21	6%	50,000	(12,500)	50,000	—	50,000	9,250	(2)
12/05/17	12/31/21	6%	50,000	(12,500)	50,000	—	50,000	9,218	(3)
					$110,000	$—	$110,000	$23,162

Convertible debentures consist of the following at December 31, 2019:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Original Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Reg.
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	—	10,000	4,194	(1)
12/01/17	12/31/20	6%	50,000	(12,500)	50,000	—	50,000	6,250	(2)
12/05/17	12/31/20	6%	50,000	(12,500)	50,000	—	50,000	6,218	(3)
					$110,000	$—	$110,000	$16,662

(1)	The Company borrowed $10,000 in exchange for a convertible debenture. The lender at its option may convert all or part of the note plus accrued interest into common stock at a price of 30% discount as determined from the average four highest closing bid prices over the preceding five trading days. The Company valued the beneficial conversion feature of the convertible debenture at $4,286, which was accreted to interest expense over the period of the note. As of February 22, 2021 the noteholder requested conversion and the note was converted into 422,209 shares at a conversion price of $.035 per share.

(2)	On December 1, 2017 the Company entered into a $50,000 principal amount 6% secured convertible promissory note, due December 1, 2018, subject to extension. The note is secured with such assets of the Company equal to the principal and accrued interest, and is guaranteed by the Company’s wholly-owned subsidiaries, Trebor and BHP and the personal guarantee of Robert M. Carmichael.

The conversion price under the note initially ranged from $0.02 per share if converted in the first year to $0.125 per share if converted in year five. The lender may convert at any time until the note plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender will be limited to maximum conversion of 9.99% of the outstanding common stock of the Company at any one time. In 2019, the maturity date of the note was extended for one additional year to December 31, 2019 with a reduction in the conversion price to $0.01 per share. The Company recorded a loss on extinguishment of debt of $32,000 upon the modification of conversion price. Subsequent to December 31, 2019, the maturity date was further extended to December 1, 2020 and on December 21, 2020, the maturity date was further extended to December 31, 2021.

(3)	On December 5, 2017 the Company entered into a $50,000 principal amount 6% secured convertible promissory note, due December 4, 2018, subject to extension. The note is secured with such assets of the Company equal to the principal and accrued interest, and is guaranteed by the Company’s wholly-owned subsidiaries, Trebor and BHP and the personal guarantee of Robert M. Carmichael.

The conversion price under the note initially ranged from $0.02 per share if converted in the first year to $0.125 per share if converted in year five. The lender may convert at any time until the note plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender will be limited to maximum conversion of 9.99% of the outstanding common stock of the Company at any one time. In 2019, the note was extended for one additional year to December 31, 2019 with a reduction in the conversion price to $0.01 per share. The Company recorded a loss on extinguishment of debt of $99,000 upon the modification of conversion price. Subsequent to December 31, 2019, the maturity date was further extended to December 31, 2020 2020 and on December 21, 2020, the maturity date was further extended to December 31, 2021.

Loans Payable

Gonzales Note

The Company entered into a non-interest-bearing loan agreement of $200,000 with Mr. Tom Gonzales on July 1, 2013.The loan is payable upon demand. During the years ended December 31, 2020 and 2019, the Company repaid $60,000 and $16,572 respectively. The loan balance was $40,000 and $100,000 as of December 31, 2020 and 2019 respectively.

Hoboken Note

The Company entered into a non-interest-bearing loan of $10,000 with Hoboken Street Association on October 15, 2016. The loan balance was $10,000 as of December 31, 2020 and 2019 respectively. On February 22, 2021 the debt on this note was forgiven as part of the conversion of the convertible note due to Hoboken Street Association as discussed in the convertible note section above.

Marlin Note

On September 30, 2019 BLU3 financed the purchase of certain plastic molding equipment through Marlin Capital Solutions (“Marlin Capital”). The loan amount at inception was $96,725. It entered into an Equipment Finance Agreement with Marlin Capital pursuant to which it agreed to make 36 equal monthly installments of $3,143.80. The Equipment Finance Agreement contains customary events of default. The loan balance was $60,070 as of December 31, 2020.

Payment Amortization
2021	$32,975
2022	27,095
Total Loan Payments	$60,070
Current portion of Loan payable	(32,975)
Non-Current Portion of Loan Payable	$27,095

Mercedes Benz Note

On August 21, 2020 the Company executed an installment sales contract with Mercedes Benz Coconut Creek for the purchase of a 2019 Mercedes Benz Sprinter delivery van. The installment agreement is for $55,841 with a zero interest rate payable over 60 months with a monthly payment of $931 and is personally guaranteed by Mr. Carmichael. The first payment was due on October 5, 2020. The loan balance as of December 31, 2020 was $52,118.

Payment Amortization
2021	$11,168
2022	11,168
2023	11,168
2024	11,168
2025 and thereafter	7,446
Total note payments	$52,118
Current portion of note payable	(11,168)
Non-Current Portion of notes payable	$40,950

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

The term of the note is two years, though it may be payable sooner in connection with an event of default under the note. The SBA Loan carries a fixed interest rate of one percent per year, and a monthly payment of $8,983, with the first payment due seven months from the date of initial cash receipt. Under the CARES Act and the PPP, certain amounts of loans made under the PPP may be forgiven if the recipients use the loan proceeds for eligible purposes, including payroll costs and certain rent or utility costs, and meet other requirements regarding, among other things, the maintenance of employment and compensation levels. We used the SBA Loan for qualifying expenses and have applied for forgiveness of the SBA Loan in accordance with the terms of the CARES Act. The loan balance as of December 31, 2020 was $159,600.

The Company has applied for forgiveness through its lender, and the application has been processed. The Company expects the entire balance of the loan to be forgiven under the parameters of the CARES Act. The lender has waived any payments on this loan, until a decision on forgiveness is rendered by the U.S. Small Business Administration.

Payment Amortization
2021	$106,893
2022	52,737
Total loan payments	$159,600
Current portion of SBA Loan payable	(106,863)
Non-Current Portion of SBA Loan payable	$52,737

Note 11. Shareholders’ Equity

Common Stock

The Company had 306,185,206 and 225,540,501 common shares outstanding at December 31, 2020 and December 31, 2019, respectively.

In December 2018, the Company issued 20,000,000 shares of common stock to Robert M. Carmichael as an incentive bonus with a fair value of $200,000. As the shares are subject to continued employment by Mr. Carmichael through January 2, 2020, the Company has treated the shares as issued but not as yet outstanding. Expense for the issuance is being recognized over the full vesting period, and accordingly, the Company recognized stock compensation expense of $1,280 and $188,144 for the years ended December 31, 2020 and 2019 respectively.

In January 2019, the Company entered into an investment banking and corporate advisory agreement. The term of the agreement was for one year and provided for compensation of 2,700,000 common shares with a fair value of $29,700 plus related expenses. The shares were issued in February, 2019 and March 2019. For the year ended December 31, 2019 the Company recorded $29,700 in stock based compensation expense.

In January 2019, the Company issued 1,000,000 common shares with a fair value of $12,500 to a consultant for general administrative advisory services for the period from December 1, 2018 through April 30, 2019, of which $10,000 was expensed during year ended December 31, 2019.

In March 2019 the Company issued Mr. Hyatt a unit of the securities of the Company, with the unit consisting of 50,000,000 shares of common stock and 50,000,000 18 month common stock purchase warrants exercisable at $0.01 per share in consideration of $500,000. The Company did not pay any fees or commissions in connection with the sale of the unit.

During the year ended December 31, 2019, the Company issued 1,332,885 shares of common stock valued at $19,391 an average of ($0.0145) per share for services to an employee related to an employment agreement that provided $10 per hour to be paid in common stock.

In May 2019, the Company engaged a consultant to provide certain specified services under the terms of a letter agreement. As compensation, the Company issued 1,000,000 common shares with a fair value of $16,000 to a consultant which was expensed during the year ended December 31, 2019.

On July 17, 2019 the Company sold 2,500,000 shares of common stock for proceeds of $25,000 ($0.01 per share).

In August 2019, the Company issued 318,747 common shares with a fair value of $5,000 to a consultant for general administrative advisory services, which was expensed during the year ended December 31, 2019.

In September 2019 the Company issued 1,250,000 shares of common stock valued at $20,375 ($0.016 per share) fair market value, pursuant to an investor relations agreement.

In October 2019, the Company issued 191,087 shares of common stock valued at $4,395, an average of $.023 per share for consulting services for BLU3 operating manual.

Under the STS Agreement, the Company paid an initial license fee in April 2018 through the issuance of 759,422 shares of common stock with a fair value of $30,000 which is being amortized on a straight-line basis over its five year term. The Company issued 828,221 shares of common stock with a fair value of $18,635 in satisfaction of $13,500 for the first commercial sale in October, 2019.

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

On April 9, 2020, the Company issued, to a corporate communications consultant 2,000,000 shares of its common stock with a fair market value of $89,000.

On April 28, 2020, the Company issued 1,333,333 shares of its common stock as incentives to two employees. The fair value of the stock was $64,000.

On May 21, 2020, the Company issued 3,658,633 shares of common stock with a fair market value of $160,980 to six individuals for compensation related to the BLU3-VENT project. Of the shares issued, Mr. Carmichael received a total 725,087 shares with a fair value of $31,904 and Blake Carmichael, CEO of BLU3, Inc. who is also Mr. Carmichael’s adult son, received a total of 849,305 shares with a fair value of $37,369. The balance of the shares were received by employees of the Company and independent contractors.

In the third quarter of 2020 the Company issued 280,038 shares of its common stock to an employee for services performed from June 2020 to August 2020. The fair value of these shares was $5,890.

In the third and fourth quarters of 2020 the Company issued 2,795,000 shares of its common stock to Christopher Constable under the consulting agreement with Brandywine, LLC. The aggregate fair value of these shares was $45,659.

On December 15, 2020, the Company issued 2,100,000 shares of its common stock with a fair value of $40,320 related to an agreement with Newbridge Securities to provide investment banking and business advisory services.

Preferred Stock

During the second quarter of 2010, the holder of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of blank check preferred stock. The blank check preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company from time to time in accordance with the provisions of the Florida Business Corporation Act. In April 2011 the Board of Directors designated 425,000 shares of the blank check preferred stock as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into a share of the Company’s common stock at any time at the option of the holder at a conversion price of $18.23 per share. Holders of shares of Series A Convertible Preferred Stock are entitled to 250 votes for each share held. The Company’s common stock and Series A Convertible Preferred Stock vote together as on any matters submitted to our shareholders for a vote. As and December 31, 2020 and 2019, the 425,000 shares of Series A Convertible Preferred Stock are owned by Robert M. Carmichael.

Options

Effective July 29, 2019 the Company issued options to purchase up to an aggregate of 12,457,142 shares of common stock to Mr. Pitzner. The options were issued pursuant to a stock option grant agreements and are exercisable at $0.018 per share for a period of five years from the date of issuance, subject to vesting over a period of six months. The fair value of the options totaled $52,280 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 2.10%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 172%. In August 2019 8,304,761 options belonging to Mr. Pitzner were cancelled. Stock option expense recognized during for the year ended December 31, 2019 was $17,429.

Effective July 29, 2019 the Company issued options to purchase up to an aggregate of 10,380,952 shares of common stock to Blake Carmichael. The options were issued pursuant to a stock option grant agreements and are exercisable at $0.018 per share for a period of five years from the date of issuance, subject to vesting over a period of six months. The fair value of the options totaled $43,582 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 2.10%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 172%. Stock option expense recognized during for the years ended December 31, 2020 and 2019 was $5,362 and $38,212, respectively.

Effective July 29, 2019 the Company issued Robert M. Carmichael options to purchase up to 20,761,904 shares of common stock. The options were issued pursuant to a Grant Agreement and are exercisable at $0.018 per share for a period of five years from the date of issuance, subject to vesting over a period of six months. The fair value of the options totaled $87,147 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 2.01%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 172%. Stock option expense recognized for the years ended December 31, 2020 and 2019 was $10,724 and $76,423, respectively.

Effective January 6, 2020 the Company issued options to purchase up to 2,000,000 shares of common stock to Mr. Jeffrey Guzy. The options were issued pursuant to a stock option grant agreement and is exercisable at $0.0229 per share for a period of three years from the date of issuance. The options were immediately vested. The fair value of the options on the date of the grant was $40,107 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 1.55%, ii) expected life of 1.5 years, iii) dividend yield of 0%, iv) expected volatility of 250%. Stock option expense recognized during the year ended December 31, 2020 for this option was $40,107.

Effective January 11, 2020 the Company issued options to purchase up to 2,000,000 shares of common stock to BizLaunch Advisors, LLC. The options were issued pursuant to a professional services agreement and are exercisable at $0.0229 per share for a period of three years from the date of issuance. The options were immediately vested. The fair value of the options on the date of the grant was $40,097 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 1.54%, ii) expected life of 1.5 years, iii) dividend yield of 0%, iv) expected volatility of 250%. Stock option expense recognized during the year ended December 31, 2020 for this option was $40,097.

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

The fair value of the Carmichael Option on the date of the grate was $4,370,109 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of .26%, ii) expected life of 1.5 years, iii) dividend yield of 0%, iv) expected volatility of 320%. The Company analyzed the likelihood that the vesting qualifications would be met, and as of September 30, 2020 deemed that there was a 10% chance that the options would vest. Therefore, stock option expense recognized during the year ended December 31, 2020 for this option was $655,515.

On November 5, 2020 the company entered into a Non-Qualified Stock Option agreement with Christopher Constable the “Constable Option Agreement” as part of his employment agreement. Under the terms of the option agreement, the Company granted Mr. Constable a 5 year option to purchase 5,434,783 shares of the Company’s common stock at an exercise price of $.0184, the “Compensation Options”. The Compensation Options were immediately vested. The fair value of the options on the date of the grant was $106,199 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of .16%, ii) expected life of 2.5 years, iii) dividend yield of 0%, iv) expected volatility of 341%. Stock option expense recognized during the year ended December 31, 2020 for this option was $106,890.

As part of the Constable Option Agreement the company also granted Mr. Constable an option (the “Bonus Option”) to purchase up to an aggregate of 30,000,000 shares of the Company’s common stock at an exercise price of $.0184 per share, of which the right to purchase 10,000,000 shares of common stock is subject to vesting upon the achievement of the net revenue milestones set forth below (the “Net Revenue Portion of the Option”) and the right to purchase 20,000,000 shares of common stock is subject to vesting upon official notice of the listing of the Company’s common stock on The Nasdaq Stock Market, the NYSE American LLC or similar stock exchange. The Net Revenue Portion of the Option shall vest as follows:

●	the right to purchase 2,000,000 shares of the Company’s common stock shall vest at such time as the Company reports cumulative consolidated net revenues, including revenues from related parties and revenues recognized by the Company arising out of any subsequent acquisitions, mergers, or other business combinations following the closing date of such transaction (the collectively, “Net Revenues”), in excess of $5,000,000 in the aggregate over four consecutive fiscal quarters commencing January 1, 2021 and ending on April 30, 2023 (the “Net Revenue Period”);

●	the right to purchase an additional 3,000,000 shares of common stock shall vest at such time as the Company reports cumulative Net Revenues in excess of $7,500,000 in the aggregate over four consecutive fiscal quarters during the Net Revenue Period; and

●	the right to purchase an additional 5,000,000 shares of common stock shall vest at such time as the Company reports cumulative Net Revenues in excess of $10,000,000 in the aggregate over four consecutive quarters during the Net Revenue Period.

The Constable Option Agreement provides that the Compensation Options and Bonus Options are exercisable by Mr. Constable on a cashless basis. The Carmichael Option is not transferrable by Mr. Carmichael, and he must remain an employee of the Company as an additional term of vesting. Once a portion of the Carmichael Option vests, it is exercisable by Mr. Constable 4 years.

The fair value of the Bonus Options on the date of the grant was $578,082 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of .14%, ii) expected life of 2.0 years, iii) dividend yield of 0%, iv) expected volatility of 312.2%. The Company analyzed the likelihood that the vesting qualifications would be met, and as of December 31, 2020 deemed that there was a 0% chance that the options would vest, as the measurement period does not begin until January 1, 2021. Therefore, stock option expense recognized during the year ended December 31, 2020 for this option was $0.

A summary of the Company’s stock option as of December 31, 2020 and 2019, and changes during the years ended December 31, 2020 and 2019 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Life in Years	Value
Outstanding at December 31, 2018	-	$-
Granted	43,599,998	0.018
Forfeited	-	-
Exercised	-	-
Cancelled	(8,304,761)	0.018
Outstanding – December 31, 2019	35,295,237	$0.018	4.58
Exercisable – December 31, 2019	24,914,285	$0.018	4.58	$112,114

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Life in Years	Value
Outstanding at December 31, 2019	35,295,237	$0.018	4.58
Granted	164,434,783	0.0354
Forfeited	-	-
Exercised	-	-
Cancelled	-	-
Outstanding – December 31, 2020	199,730,020	$0.0323	2.84
Exercisable – December 31, 2020	44,730,020	$0.0185	3.59	$168,892

Warrants

A summary of the Company’s warrants as of December 31, 2020 and 2019, and changes during the years ended December 31, 2020 and 2019 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Life in Years	Value
Outstanding at December 31, 2018	6,783,551	$0.0115
Granted	50,000,000	0.01
Forfeited	-	-
Exercised	-	-
Cancelled	(4,174,826)	0.0115
Outstanding – December 31, 2019	52,608,725	$0.01	0.66
Exercisable – December 31, 2019	52,608,725	$0.01	0.66	$610,000

Weighted
Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Warrants	Exercise Price	Life in Years	Value
Outstanding at December 31, 2019	52,608,725	$0.01	4.58
Granted	-	-
Forfeited	-	-
Exercised	(22,500,000)	0.01
Cancelled	(30,108,725)	0.0115
Outstanding – December 31, 2020	-	$-	-
Exercisable – December 31, 2020	-	$-	-	$-

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

Note 12. Income Taxes

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

The components of the provision for income tax expense are as follows for the years ended:

	December 31,
	2020	2019
Current taxes
Federal	$—	$—
State	—	—
Current taxes	—	—
Change in deferred taxes	38,600	239,300
Change in valuation allowance	(38,600)	(239,000)

Provision for income tax expense	$—	$-

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2020 and 2019:

	December 31,
	2020	2019
Deferred tax assets:
Equity based compensation	$154,400	$154,400
Allowance for doubtful accounts	4,300	4,500
Reserves for slow moving inventory	46,500	33,400
Depreciation	2,900	-
Net operating loss carryforward	1,336,300	1,390,700
Total deferred tax assets	1,544,400	1,583,000
Valuation allowance	(1,544,400)	(1,583,000)

Deferred tax assets net of valuation allowance	$-	$-

The effective tax rate used for calculation of the deferred taxes as of December 31, 2020 was 25.35%. The Company has established a 100% valuation allowance against deferred tax assets of $1,544,400, due to the uncertainty regarding realization reserve against the deferred tax assets. The change in valuation allowance was an increase of $38,600. The Company has approximately $3,465,000 of net loss carryforward that expire through 2037 and $1,807,000 that carryforward indefinitely, but is limited to 80% of taxable income in any one year.

The effective tax rate used for calculation of the deferred taxes as of December 31, 2019 was 25.35%. The Company has established a 100% valuation allowance against deferred tax assets of $1,583,000 due to the uncertainty regarding realization reserve against the deferred tax assets. The change in valuation allowance was an increase of $239,300.

The significant differences between the statutory tax rate and the effective tax rates for the Company for the years ended are as follows:

	December 31,
	2020	2019
Statutory tax rate	(21.00)%	(21.00)%
State tax, net of Federal benefits	(4.35)%	(4.35)%
Permanent differences	28.21%	8.51%
Change in valuation allowance	(2.86)%	16.84%
Effective tax rate	—%	-%

Note 13. Commitments and Contingencies

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

The Company, Trebor and other third parties, were each named as a co-defendants under actions initially filed in March 2015 in the Circuit Court of Broward County under Case No. CACE-15-03238 and CACE -16-0000242 by the Estate of Ernesto Rodriguez, claiming wrongful death and products liability resulting in the decedent’s drowning death while using a Brownie’s Third Lung product. This claim was settled in June 2020 for $50,000, and further modified into a lump sum payment of $44,200 (88.4% of the original settlement amount) which was paid in full on August 25, 2020.

In April 2018 the Company entered into a Patent License Agreement (the “STS Agreement”) with Setaysha Technical Solutions, LLC (“STS”) pursuant to which the Company licensed certain intellectual property, including patent rights, non-patent rights and know how from STS for use in our Ultra-Portable Tankless Dive system products. Effective December 31, 2019, the Company entered into Addendum No. 1 to the STS Agreement (“Addendum No. 1”) to amend the payment due upon the first commercial sale of NEMO. In accordance with Addendum No. 1, $8,250 was paid in cash and $8,250 was accrued as of December 31, 2019, and paid during the year ended December 31, 2020. The Company issued 828,221 shares of common stock in satisfaction of $13,500 for the first commercial sale of NEMO with a fair value of $19,635. Effective June 30, 2020, the Company entered into Addendum No.2 to the Patent License Agreement (“Addendum No.2”) This addendum is to set limits and expectations of the assistance from STS rated to designing and commercializing NextGen diving products, and that STS receive deferred consideration for uncompensated services. Addendum No. 2 also states that if the Company terminate the STS Agreement before December 31, 2024, then the Company will pay STS $180,000 , less cumulative royalties paid in excess of $334,961 for years 2019, 2020, 2021, 2022, 2023 and 2024.

On June 30, 2020, the Company entered into Amendment No. 2 to the STS Agreement. The amendment set certain limits and expectations of the assistance from STS related to designing and commercializing certain diving products, and revised the royalty payments due to STS as consideration for uncompensated services. The Company is obligated to pay STS a minimum yearly royalty of $60,000, or $15,000 per fiscal quarter, beginning in December 2019 and increasing by 2.15% per year. The minimum royalty was temporarily increased to $60,000 for fiscal years 2022, 2023 and 2024, with a fourth quarter true up against earned royalties. In addition, if the Company should terminate the agreements with STS prior to December 31, 2023, then the Company is obligated to pay STS $180,000, less cumulative royalties paid in excess of $334,961 for the years 2019 through 2024. Royalty recorded in relation to this agreement totaled $53,929 and $48,963 for the years ended December 31, 2020 and 2019, respectively.

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

On August 10, 2020, the Company engaged Brandywine, LLC to provide certain accounting advisory and consulting services to it under the terms of a letter agreement. As compensation for the services, we agreed to pay Brandywine, LLC an hourly rate of $125.00 and issue it 10,000 shares of our common stock for each hour billed, which such shares are issuable to a designee of Brandywine, LLC in its discretion, and reimburse it for pre-approved expenses. The agreement may be terminated by either party upon 15 days’ notice, and contains customary indemnification provisions. This agreement was terminated on November 5, 2020 upon entering into an employment agreement as detailed below, a total number of 2,795,000 shares were issued under this agreement as of December 31, 2020. On November 5, 2020 the Company and Christopher H. Constable entered into a three year employment agreement (the “Constable Employment Agreement”) pursuant to which the Mr. Constable shall serve as Chief Executive Officer of the Company. Previously, Mr. Constable had provided advisory services to the Company through the agreement with Brandywine LLC. In consideration for his services, Mr. Constable shall receive (i) an annual base salary of $200,000, payable in accordance with the customary payroll practices of the Company, and (ii) issuable upon execution of the Employment Agreement and on each anniversary of the date of the agreement during the term, a non-qualified immediately exercisable five-year stock option to purchase that number of shares equal to $100,000 of the value of the Company’s common stock at an exercise price equal to the market price of the Common Stock on the date of issuance. Therefore, the Executive shall receive an initial stock option grant to purchase 5,434,783 shares of the Corporation’s common stock at an exercise price of $0.0184 per share pursuant to an option award agreement (the “Option Award Agreement”).

In addition, Mr. Constable shall be entitled to receive four-year stock options to purchase shares of common stock at an exercise price equal to $0.0184 per share in the amounts listed below based upon the following performance milestones during the term of the Constable Employment Agreement: (i) 2,000,000 shares - if the Company’s total net revenues, as reported in its statement of operations in its financial statements in its filings with the SEC, including as a result of a stock or asset acquisition of a third party (“Net Revenues”) are in excess of $5,000,000, in the aggregate, for four consecutive fiscal quarters; (ii) 3,000,000 shares - if the Company’s Net Revenues are in excess of $7,500,000, in the aggregate, for four consecutive fiscal quarters; (iii) 5,000,000 shares - if the Company’s Net Revenues are in excess of $10,000,000, in the aggregate, for four consecutive fiscal quarters; and (iv) 20,000,000 shares - if the Company’s common stock is listed on the on NASDAQ or New York Stock Exchange.

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

On December 15, 2020 the Company engaged Newbridge Securities Corporation to provide Investment Banking and Corporate Advisory services. The term of this agreement is for twelve months and can be terminated by either party with 14 day written notice. As compensation for this agreement the Company issued 2,100,000 shares of common stock with a fair market value of $40,320.

Note 14. Segments

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

	Years Ended
	December 31,
	2020	2019
Net Revenues:
Legacy SSA Products	$2,721,753	$2,073,300
High Pressure Gas Systems	489,590	700,654
Ultra Portable Tankless Dive Systems	1,344,630	193,724
Total net revenues	$4,555,973	$2,967,678

Cost of Revenues:
Legacy SSA Products	$1,783,857	$1,795,737
High Pressure Gas Systems	310,527	474,338
Ultra Portable Tankless Dive Systems	997,200	249,176
Total cost of revenues	$3,091,584	$2,519,251

Gross Profit(loss):
Legacy SSA Products	$937,896	$277,564
High Pressure Gas Systems	179,063	226,315
Ultra Portable Tankless Dive Systems	347,430	(55,542)
Total gross profit(loss)	$1,464,389	$448,427

Segment Depreciation:
Legacy SSA Products	$8,916	$5,252
High Pressure Gas Systems	-	-
Ultra Portable Tankless Dive Systems	12,089	4,030
Total segment depreciation	$21,005	$9,282

	Years Ended
	December 31,
	2020	2019
Segment (loss) from Operations:
Legacy SSA Products	$(1,063,871)	$(826,455)
High Pressure Gas Systems	(30,876)	(89,108)
Ultra Portable Tankless Dive Systems	(238,313)	(368,103)
Total segment (loss) from operations	$(1,333,060)	$(1,283,666)

	December 31, 2020	December 31, 2019
Segment assets:
Legacy SSA Products	$1,327,465	$1,183829
High Pressure Gas Systems	245,572	265,361
Ultra Portable Tankless Dive Systems	500,043	217.375
Total Assets	$2,073,080	$1,666,565

Note 15. Subsequent Events

On February 22, 2021 the holder of the convertible promissory note in the principal amount of $10,000 issued a notice of conversion. The note in the principal amount and interest of $14,777 was converted at a conversion price of $.035 for a total 422,209 shares of common stock. Further, the conversion notice stated that this conversions satisfied all of debt due to the lender, which would include an additional note of $10,000 that was not convertible and unsecured.

On March 1, 2021 the Company entered into an Investor Relations Consulting Agreement with BGM Equity Partners, LLC pursuant to which the Company engaged the firm to provide investor relations services. The term of the agreement is for a minimum guaranteed period of six months, and thereafter is cancellable by either party upon 30 days notice to the other party. As compensation the Company issued the consultant 3,000,000 shares of its common stock, valued at $120,000, and is responsible for reimbursement of certain pre-approved expenses.

On March 25, 2021 Charles F. Hyatt, a member of the board of directors, purchased 27,500,000 shares of common stock at a purchase price of $0.01 per shares for aggregate proceeds of $275,000. The Company did not pay any commissions or finders fees and is using the proceeds for working capital.

