Form 10-Q
period 2021-03-31
Brownie's Marine Group, Inc
filed 2021-05-17
CIK 1166708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 337,223,694 shares of common stock outstanding at May 17, 2021.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Various statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived from utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. Most of these factors are difficult to predict accurately and are generally beyond our control. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about risks associated with:

●	Financial risks, including:
	●	our history of losses;
	●	our ability to continue as a going concern;
	●	our dependence on revenues from related parties; and
	●	material risks in our disclosure controls and internal control over financial reporting.
●	Business and operational risks, including:
	●	our dependence on key members of our management;
	●	our need to hire additional employees;
	●	our ability to protect our intellectual property rights;
	●	reliance on third party vendors and manufacturers;
	●	dependence on consumer discretionary spending;
	●	the impact of government regulations;
	●	any failure to protect personal information;
	●	the impact of bad weather;
	●	the exposure to potential product liability claims; and
	●	The continuing impact of COVID-19 on our company;
●	Shareholder risks, including:
	●	dilution to our common shareholders upon the possible conversion of outstanding convertible debt and/or the exercise of outstanding options;
	●	the limited market for our common stock and the impact of penny stock rules; and
	●	we are a voluntary filer with the Securities and Exchange Commission.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the Securities and Exchange Commission on March 31, 2021 (the “2020 10-K”) and our other filings with the Securities and Exchange Commission in their entirety. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “BWMG,” the “Company,” “we,” “our,” “us,” and similar terms refers to Brownie’s Marine Group, Inc., a Florida corporation, and our wholly owned subsidiaries, Trebor Industries, Inc., a Florida corporation (“Trebor”), Brownie’s High Pressure Compressor Services, Inc. (“BHP”), a Florida corporation, and BLU3, Inc., a Florida corporation (“BLU3”). In addition, “First Quarter 2021” refers to the period ended March 31, 2021, “First Quarter 2020” refers to the period ended March 31, 2020, “2020” refers to the year ended December 31, 2020 and “2021” refers to the year ending December 31, 2021.

We maintain a corporate website at www.browniesmarinegroup.com. Unless specifically set forth to the contrary, the information which appears on our websites or our social media platforms is not part of this report.

PART I

Item 1. Financial Statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31, 2021	December 31, 2020
ASSETS	(Unaudited)
Current Assets
Cash	$343,900	$345,187
Accounts receivable – net	100,024	81,251
Accounts receivable - related parties	61,729	67,644
Inventory	958,016	863,791
Prepaid expenses and other current assets	244,873	111,164
Total current assets	1,708,542	1,469,037
Property, equipment and leasehold improvements, net	137,183	143,413
Operating Lease Assets	423,114	446,981
Other assets	12,148	13,649
Total assets	$2,280,987	$2,073,080
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$427,148	$386,977
Accounts payable - related parties	91,014	$102,360
Customer deposits and unearned revenue	39,633	20,353
Other liabilities	137,017	100,817
Operating lease liabilities	110,042	107,691
Current maturities long term debt	45,016	151,006
Notes payable	25,000	50,000
Convertible debentures, net	100,000	110,000
Total current liabilities	974,870	1,029,204
Long term debt	216,940	120,782
Operating lease liabilities	313,072	339,290
Total liabilities	1,504,882	1,489,276
Commitments and contingent liabilities (see note 7)
Stockholders’ equity
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding as of March 31, 2021 and December 31, 2020.	425	425
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; 337,223,694 shares issued and outstanding at March 31, 2021 and 306,185,206 shares issued and outstanding at December 31, 2020, respectively.	33,724	30,620
Common stock payable 138,941 shares and 138,941 shares, respectively as of March 31, 2021 and December 31, 2020.	14	14
Additional paid-in capital	14,139,060	13,508,882
Accumulated deficit	(13,397,118)	(12,956,137)
Total stockholders’ equity	$776,105	$583,804
Total liabilities and stockholders’ equity	$2,280,987	$2,073,080

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENT

FOR THE THREE MONTHS ENDED MARCH 31

(UNAUDITED)

	2021	2020
Net revenues
Net revenues	$746,353	$478,235
Net revenues - related parties	204,416	156,555
Total net revenues	950,769	634,790
Cost of net revenues
Cost of net revenues	509,069	431,955
Cost of net revenues - related parties	105,431	80,998
Royalties expense - related parties	11,593	4,850
Royalties expense	13,704	14,093
Total cost of revenues	639,797	531,896
Gross profit	310,972	102,894
Operating expenses
Selling, general and administrative	737,035	377,578
Research and development costs	21,107	16,093
Total operating expenses	758,142	393,671
Loss from operations	(447,170)	(290,777)
Other income (expense), net
Gain on settlement of debt	10,000	-
Interest expense	(3,811)	(5,916)
Total other income (expense) – net	6,189	(5,916)
Loss income before provision for income taxes	(440,981)	(296,693)
Provision for income taxes	-	-
Net loss	$(440,981)	$(296,693)
Basic loss per common share	$(0.00)	$(0.00)
Diluted loss per common share	$(0.00)	$(0.00)
Basic weighted average common shares outstanding	309,236,042	252,655,891
Diluted weighted average common shares outstanding	309,236,042	252,655,891

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(Unaudited)

	Preferred Stock		Common Stock		Common Stock Payable		Additional		Total
	Shares Outstanding	Par	Shares Outstanding	Par	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2020	425,000	$425	306,185,206	$30,620	138,941	$14	$13,508,882	$(12,956,137)	583,804
Shares issued for cash	-	-	27,500,000	2,750	-	-	272,250	-	275,000
Shares issued for services	-	-	3,116,279	312	-	-	124,688	-	125,000
Stock Option Expense	-	-	-	-	-	-	218,505	-	218,505
Shares issued for conversion of convertible debentures and accrued interest	-	-	422,209	42	-	-	14,735	-	14,777
Net loss	-	-	-	-	-	-	-	(440,981)	(440,981)
Balance, March 31, 2021 (unaudited)	425,000	$425	337,223,694	$33,724	138,941	$14	$14,139,060	$(13,397,118)	776,105

	Preferred Stock		Common Stock		Common Stock Payable		Additional		Total
	Shares Outstanding	Par	Shares Outstanding	Par	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance, December 31, 2019	425,000	$425	225,540,501	$22,554	138,941	$14	$11,338,104	$(11,604,518)	$(243,421)
Shares issued for cash	-	-	2,647,065	265	-	-	44,735	-	45,000
Shares issued for exercise of warrants	-	-	12,500,000	1,250	-	-	123,750	-	125,000
Stock Option Expense	-	-	-	-	-	-	96,290	-	96,290
Incentive Bonus Shares to CEO	-	-	20,000,000	2,000	-	-	(720)	-	1,280
Net Loss	-	-	-	-	-	-	-	(296,693)	(296,693)
Balance, March 31, 2020 (unaudited)	425,000	$425	260,687,566	$26,069	138,941	$14	$11,602,159	$(11,901,211)	$(272,544)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31

(unaudited)

	2021	2020
Cash flows from operating activities:
Net loss	$(440,981)	$(296,693)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	6,230	3,533
Shares issued for services	125,000	-
Stock Based Compensation – incentive bonus shares issued to CEO	-	1,280
Reserve (recovery) for bad debt	1,101	(5,695)
Stock Based Compensation - Options	218,505	96,290
Gain on settlement of debt	(10,000)	-
Amortization of right-of-use asset	23,867	23,861
Changes in operating assets and liabilities
Change in accounts receivable, net	(19,874)	103,343
Change in accounts receivable - related parties	5,915	(131)
Change in inventory	(94,225)	(80,202)
Change in prepaid expenses and other current assets	(133,709)	24,998
Change in other assets	1,501	1,500
Change in accounts payable and accrued liabilities	44,948	61,847
Change in customer deposits and unearned revenue	19,280	(72,911)
Change in long term lease liability	(23,867)	(23,861)
Change in other liabilities	36,200	(11,436)
Change in accounts payable - related parties	(11,346)	(23,306)
Net cash used in operating activities	(251,455)	(197,583)
Cash flows from investing activities:
Net cash used in investing activities	-	-
Cash flows from financing activities:
Proceeds from sale of stock	275,000	-
Proceeds from unit offering	-	45,000
Proceeds from exercise of Warrants	-	125,000
Repayment on notes payable	(15,000)	(7,137)
Repayment of debt	(9,832)	-
Net cash used in financing activities	250,168	162,863
Net change in cash	(1,287)	(34,720)
Cash, beginning of period	345,187	70,620
Cash, end of period	$343,900	$35,900
Supplemental disclosures of cash flow information:
Cash Paid for Interest	$7,088	$2,294
Cash Paid for Income Taxes	$-	$-
Supplemental disclosures of non-cash financing activities:
Shares issued for the conversion of convertible debenture and accrued interest	$14,777	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Company Overview

Brownie’s Marine Group, Inc., a Florida corporation (hereinafter referred to as “Brownies,” the “Company,” “our” or “BWMG”), designs, tests, manufactures and distributes recreational hookah diving, scuba and water safety products through its wholly owned subsidiary Trebor Industries, Inc., a Florida corporation organized in 1981 (“Trebor”), and manufactures and sells high pressure air and industrial compressor packages, yacht based scuba air compressor and nitrox generation systems through its wholly owned subsidiary Brownie’s High Pressure Compressor Services, Inc., a Florida corporation organized in 2017 (“LWA”). In addition, in December 2017, the Company formed BLU3, Inc., a Florida corporation (“BLU3”), to develop and market portable battery powered surface supplied air dive systems. When used herein, the “Company” or “BWMG” includes Brownie’s Marine Group, Inc., and our wholly-owned subsidiaries Trebor, LWA and BLU3.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The following unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The balance sheet as of December 31, 2020 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in our 2020 10-K for a broader discussion of our business and the risks inherent in such business.

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

Accounts receivable

Accounts receivable consist of amounts due from the sale of all of our products to wholesale and retail customers. The allowance for doubtful accounts is estimated based on historical customer experience and industry knowledge. The allowances for doubtful accounts totaled $17,974 and $16,872 at March 31, 2021 and December 31, 2020, respectively.

Inventory

Inventory consists of the raw material, parts that make up the items that we manufacture, and finished goods. For the year ended December 31, 2020, The Company recorded reserves for obsolete or slow-moving inventory of approximately $227,657. No additional reserve for obsolete or slow-moving inventory during the three months ended March 31, 2021.

	March 31, 2021 (unaudited)	December 31, 2020

Raw materials	$297,886	$408,841
Finished goods	660,130	454,950
Inventory, net	$958,016	$863,791

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

Lease Accounting

We account for leases in accordance with ASC 842, “Leases”. The lease standard requires all leases to be reported on the balance sheet as right-of-use assets and lease obligations.

We categorize leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of March 31, 2021. Our leases generally have terms that range from three years for equipment and five to twenty years for property. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

For the three months ended March 31, 2021 and 2020 the lease expense was approximately $32,800 and $35,000. For the three months ended March 31, 2021 and 2020 cash paid for operating liabilities was $32,694 and $31,803, respectively.

Supplemental balance sheet information related to leases was as follows:

Operating Leases	March 31, 2021
Right-of-use assets	$423,114
Current lease liabilities	$110,042
Non-current lease liabilities	313,072
Total lease liabilities	$423,114

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee and non-employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee and non-employee are required to provide service in exchange for the award, usually the vesting period.

Earnings per common share

Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. At March 31, 2021 and March 31, 2020, 209,753,340 and 87,389,986, respectively, of potentially dilutive shares were not recognized as their inclusion would be anti-dilutive. These shares reflect shares potentially issuable under convertible notes, outstanding warrants, outstanding stock options and the conversion of preferred stock.

Recent accounting pronouncements

The recent accounting standards that have been issued or proposed by the Financial Accounting Standards Board (FASB) or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Note 3. Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. For the three months ended March 31, 2021, the Company incurred a net loss of $440,981, of which $343,505 is non-cash stock related compensation. At March 31, 2021, the Company has an accumulated deficit of $13,397,118. Despite a working capital surplus of approximately $733,700 at March 31, 2021, the continued losses and cash used in operations raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, control expenses, raise capital, and to continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4. Related Party Transactions

The Company sells products to three entities, Brownies Southport Divers, Brownies Yacht Toys and Brownies Palm Beach Divers, owned by the brother of the Mr. Robert M. Carmichael, the Company’s President and Chief Financial Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers with similar sales volumes. These entities accounted for 21.2% and 24.6% of the net revenues for the three months ended March 31, 2021 and 2020, respectively. Accounts receivable from these entities totaled $38,408 and $44,323, respectively, at March 31, 2021 and December 31, 2020.

The Company sells products to Brownie’s Global Logistics, LLC. (“BGL”) and 940 Associates, Inc. (“940 A”), entities wholly-owned by Mr. Carmichael. Terms of sale are more favorable than those extended to BWMG’s regular customers, but no more favorable than those extended to Brownie’s strategic partners. Accounts receivable from the combined entities and Mr. Carmichael totaled $23,321 and $23,321 at March 31, 2021 and December 31, 2020, respectively.

The Company had accounts payable to related parties of $91,014 and $102,360 at March 31, 2021 and December 31, 2020, respectively. The balance payable at March 31, 2021 is comprised of $5,000 due to Robert Carmichael and $86,014 due to BGL and at December 31, 2020 was comprised of $5,000 due to Robert Carmichael and $97,360 due to BGL.

The Company has Exclusive License Agreements with 940 A to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. This Exclusive License Agreement provides that the Company will pay 940 A 2.5% of gross revenues per quarter as a royalty. Total royalty expense for the three months ended March 31, 2021 and March 31, 2020 were $11,593 and $4,850, respectively. The accrued royalty for March 31, 2021 is $4,136 and it is included in other liabilities.

On March 25, 2021, the Company issued 27,500,000 shares of common stock in exchange for $275,000 to Mr. Charles F. Hyatt, a member of our Board of Directors.

As of March 31, 2021, Mr. Carmichael vested 25,000,000 common shares in accordance with Carmichael Option agreement as further discussed in Note 6 of these financial statements.

Note 5. Convertible Debentures and Notes Payable

Convertible Debentures

Convertible debentures consisted of the following at March 31, 2021:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Original Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Reg.
8/31/11	8/31/13	5%	10,000	(4,286)	-	-	-	-	(1)
12/01/17	12/31/21	6%	50,000	(12,500)	50,000	—	50,000	10,000	(2)
12/05/17	12/31/21	6%	50,000	(12,500)	50,000	—	50,000	9,967	(3)
					$100,000	$—	$100,000	$19,666

(1)	The Company borrowed $10,000 in exchange for a convertible debenture (the “Hoboken Convertible Note”). The holder at its option may convert all or part of the note plus accrued interest into common stock at a price of 30% discount as determined from the average four highest closing bid prices over the preceding five trading days. The Company valued the beneficial conversion feature of the convertible debenture at $4,286, which was accreted to interest expense over the period of the note. On February 22, 2021, this note and accrued interest of $4,777 were converted by the holder for 422,209 shares of common stock in accordance with the terms of the note.

(2)	On December 1, 2017, the Company entered into a $50,000 principal amount 6% secured convertible promissory note, initially due December 1, 2018, subject to extension. The note is secured with such assets of the Company equal to the principal and accrued interest, is guaranteed by the Company’s wholly-owned subsidiaries, Trebor and BHP and the personal guarantee of Mr. Carmichael.

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

(3)	On December 5, 2017, the Company entered into a $50,000 principal amount 6% secured convertible promissory note, initially due December 4, 2018, subject to extension. The note is secured with such assets of the Company equal to the principal and accrued interest, is guaranteed by the Company’s wholly-owned subsidiaries, Trebor and BHP and the personal guarantee of Mr. Carmichael.

The conversion price under the note initially ranged from $0.02 per share if converted in the first year to $0.125 per share if converted in year five. The lender may convert at any time until the note plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender will be limited to maximum conversion of 9.99% of the outstanding common stock of the Company at any one time. In 2019, the note was extended for one additional year to December 31, 2019 with a reduction in the conversion price to $0.01 per share. The Company recorded a loss on extinguishment of debt of $99,000 upon the modification of conversion price. The maturity date was further extended to December 31, 2021.

Notes Payable

Gonzales Note

The Company issued an unsecured, non-interest-bearing note of $200,000 with Mr. Tom Gonzales on July 1, 2013. The note is payable upon demand. The Company made repayments totaling $15,000 during the three months ending March 31, 2021. The note balance was $25,000 at March 31, 2021 and $40,000 December 31, 2020.

Hoboken Note

The Company issued an unsecured, non-interest-bearing note of $10,000 with Hoboken Street Association on October 15, 2016. The note was forgiven as part of the conversion of the Hoboken Convertible Note on February 22, 2021 as described above. The note balance as of March 31, 2021 and December 31, 2020 was $0 and $10,000, respectively.

Loan Payable

Marlin Note

On September 30, 2019 the Company, via its wholly owned subsidiary BLU3, executed an equipment finance agreement financed for the purchase of certain plastic molding equipment through Marlin Capital Solutions (“Marlin Capital”). The initial principal balance was $96,725 payable over 36 equal monthly installments of $3,143.80. The equipment finance agreement contains customary events of default. The loan balance was $52,147 as of March 31, 2021

Payment Amortization
2021 (8 months remaining)	25,051
2022	27,095
Total Loan Payments	$52,146
Current portion of Loan payable	(33,848)
Non-Current Portion of Loan Payable	$18,298

Mercedes Benz Note

On August 21, 2020, the Company executed an installment sales contract with Mercedes Benz Coconut Creek for the purchase of a 2019 Mercedes Benz Sprinter delivery van. The installment agreement was for $55,841 with a zero interest rate payable over 60 months with a monthly payment of $931 and is personally guaranteed by Mr. Carmichael. The first payment was due on October 5, 2020. The loan balance as of March 31, 2021 is $50,210.

Payment Amortization
2021 (9 months remaining)	$8,330
2022	$11,168
2023	$11,168
2024	$11,168
2025 and thereafter	$8,376
Total note payments	$50,210
Current portion of note payable	$(11,168)
Non-Current Portion of notes payable	$39,042

PPP Loan

On May 12, 2020, we received an unsecured loan from South Atlantic Bank in the principal amount of $159,600 (the “SBA Loan”), under the Paycheck Protection Program (“PPP”), which was established under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration. The intent and purpose of the PPP is to support companies, during the COVID-19 pandemic, by providing funds for certain specified business expenses, with a focus on payroll. As a qualifying business as defined by the SBA, we used the proceeds from this loan to primarily help maintain our payroll and cover our rent and utilities as we navigated our business through the lockdowns associated with the COVID-19 pandemic until our return to normal operations earlier in 2020.

The term of the note is two years, though it may be payable sooner in connection with an event of default under the note. The SBA Loan carries a fixed interest rate of one percent per year, and a monthly payment of $8,983, with the first payment due seven months from the date of initial cash receipt. Under the CARES Act and the PPP, certain amounts of loans made under the PPP may be forgiven if the recipients use the loan proceeds for eligible purposes, including payroll costs and certain rent or utility costs, and meet other requirements regarding, among other things, the maintenance of employment and compensation levels. We used the SBA Loan for qualifying expenses and have applied for forgiveness of the SBA Loan in accordance with the terms of the CARES Act. The loan balance as of March 31, 2021 was $159,600.

As of April 28, 2021, the Company was notified by South Atlantic Bank, that the SBA Loan was forgiven in full under the terms of the CARES Act.

Payment Amortization
2021	124,579
2022	35,021
Total loan payments	$159,600
Current portion of SBA Loan payable	-
Non-Current Portion of SBA Loan payable	$159,600

Note 6. Shareholders’ Equity

Common Stock

On February 22, 2021, the Company issued 422,209 shares of common stock related to the conversion of a convertible debenture and accrued interest of $14,777.

On March 1, 2021, the Company issued a consultant 3,000,000 shares of its common stock related to investor relation services at a fair value of $120,000.

On March 25, 2021, the Company issued 27,500,000 shares of common stock in exchange for $275,000 to Mr. Charles F. Hyatt, a member of our Board of Directors.

On February 25, 2021, the Company issued 116,279 shares of common stock to a consultant with a fair value of $5,000 for professional business services.

Preferred Stock

During the second quarter of 2010, the holder of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of blank check preferred stock. The blank check preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company from time to time in accordance with the provisions of the Florida Business Corporation Act. In April 2011 the Board of Directors designated 425,000 shares of the blank check preferred stock as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into a share of the Company’s common stock at any time at the option of the holder at a conversion price of $18.23 per share. Holders of shares of Series A Convertible Preferred Stock are entitled to 250 votes for each share held. The Company’s common stock and Series A Convertible Preferred Stock vote together as on any matters submitted to our shareholders for a vote. As of March 31, 2021, and December 31, 2020, the 425,000 shares of Series A Convertible Preferred Stock are owned by Mr. Carmichael.

Options

Effective July 29, 2019 the Company issued options to purchase up to an aggregate of 10,380,952 shares of common stock to Mr. Blake Carmichael. The options were issued pursuant to a stock option grant agreement and are exercisable at $0.018 per share for a period of five years from the date of issuance, subject to vesting over a period of six months. The fair value of the options totaled $43,575 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 2.10%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 172%. These stock options were fully expensed as of December 31, 2020.

Effective July 29, 2019, the Company issued Mr. Carmichael options to purchase up to 20,761,904 shares of common stock. The options were issued pursuant to a Grant Agreement and are exercisable at $0.018 per share for a period of five years from the date of issuance, subject to vesting over a period of six months. The fair value of the options totaled $87,147 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 2.01%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 172%. These stock options were fully expenses during the year ending December 31, 2020.

Effective January 6, 2020, the Company issued options to purchase up to 2,000,000 shares of common stock to Mr. Jeffrey Guzy, then a member of the Board of Directors of the Company. The options were issued pursuant to a stock option grant agreement and is exercisable at $0.0229 per share for a period of three years from the date of issuance. The options were immediately vested. The fair value of the options on the date of the grant was $40,107 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 1.55%, ii) expected life of 1.5 years, iii) dividend yield of 0%, iv) expected volatility of 250%. These stock options were fully expenses during the year ending December 31, 2020.

Effective January 11, 2020, the Company issued options to purchase up to 2,000,000 shares of common stock to BizLaunch Advisors, LLC. The options were issued pursuant to a professional services agreement and are exercisable at $0.0229 per share for a period of three years from the date of issuance. The options were immediately vested. The fair value of the options on the date of the grant was $40,097 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 1.54%, ii) expected life of 1.5 years, iii) dividend yield of 0%, iv) expected volatility of 250%. These stock options were fully expenses during the year ending December 31, 2020.

On April 14, 2020, the Company entered into a Non-Qualified Stock Option Agreement with Mr. Carmichael (the “Carmichael Option Agreement”). Under the terms of the Carmichael Option Agreement, as additional compensation the Company granted Mr. Carmichael an option (the “Carmichael Option”) to purchase up to an aggregate of 125,000,000 shares of the Company’s common stock at an exercise price of $.045 per share, of which the right to purchase 75,000,000 shares of common stock is subject to vesting upon the achievement of the net revenue milestones set forth below (the “Net Revenue Portion of the Option”) and the right to purchase 50,000,000 shares of common stock is subject to vesting upon official notice of the listing of the Company’s common stock on The Nasdaq Stock Market, the NYSE American LLC or similar stock exchange. The Net Revenue Portion of the Option shall vest as follows:

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

The fair value of the Carmichael Option on the date of the grate was $4,370,109 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of ..26%, ii) expected life of 1.5 years, iii) dividend yield of 0%, iv) expected volatility of 320%. The Company analyzed the likelihood that the vesting qualifications would be met. As of March 31, 2021, 25,000,000 of options were vested as the targeted net revenues were reached. Therefore, stock option expense recognized during the three months ended March 31,2020 for this option was $218,505.

On November 5, 2020, the Company entered into a Non-Qualified Stock Option agreement with Christopher Constable the “Constable Option Agreement” as part of his employment agreement. Under the terms of the option agreement, the Company granted Mr. Constable a 5 year option to purchase 5,434,783 shares of the Company’s common stock at an exercise price of $.0184, the “Compensation Options”. The Compensation Options were immediately vested. The fair value of the options on the date of the grant was $106,199 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of .16%, ii) expected life of 2.5 years, iii) dividend yield of 0%, iv) expected volatility of 341%. These stock options were fully expensed as of December 31, 2020.

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

The fair value of the Bonus Options on the date of the grant was $578,082 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of .14%, ii) expected life of 2.0 years, iii) dividend yield of 0%, iv) expected volatility of 312.2%. The Company analyzed the likelihood that the vesting qualifications would be met, and as of March 31, 2021, deemed that there was a 0% chance that the options would vest. Therefore, stock option expense recognized during the three months ended March 31, 2021 for this option was $0.

A summary of the Company’s stock option as of December 31, 2020, and changes during the three months ended March 31, 2021 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding - December 31, 2020	199,730,020	$0.0323	2.84	168,892
Granted	-	-
Forfeited	-	-
Exercised	-	-
Outstanding - March 31, 2021 (unaudited)	199,730,020	$0.0323	2.58
Exercisable - March 31, 2021 (unaudited)	69,730,020	$0.029	2.87	$3,135,167

Note 7. Commitments and contingencies

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

On June 30, 2020, the Company entered into Amendment No. 2 to the Patent License Agreement with Setaysha Technical Solutions, LLC (“STS”). The amendment set certain limits and expectations of the assistance from STS related to designing and commercializing certain diving products, and revised the royalty payments due to STS as consideration for uncompensated services. The Company is obligated to pay STS a minimum yearly royalty of $60,000, or $15,000 per fiscal quarter, beginning in December 2019 and increasing by 2.15% per year. The minimum royalty was temporarily increased to $60,000 for fiscal years 2022, 2023 and 2024, with a fourth quarter true up against earned royalties. In addition, if the Company should terminate the agreements with STS prior to December 31, 2023, then the Company is obligated to pay STS $180,000, less cumulative royalties paid in excess of $334,961 for the years 2019 through 2024. Royalty recorded in relation to this agreement totaled $13,704 and $14,093 for the three months ended March 31, 2021 and 2020. respectively.

On June 9, 2020, the Company entered into an advertising and marketing agreement with Figment Design. The term of the agreement is for one year, and thereafter renew or cancel the agreement in writing 60 days before the final date. The Company will continue to be billed $8,840 per month through the expiration date of July 2021.

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

On November 5, 2020, the Company and Christopher H. Constable entered into a three year employment agreement (the “Constable Employment Agreement”) pursuant to which the Mr. Constable shall serve as Chief Executive Officer of the Company. Previously, Mr. Constable had provided advisory services to the Company through the agreement with Brandywine LLC. In consideration for his services, Mr. Constable shall receive (i) an annual base salary of $200,000, payable in accordance with the customary payroll practices of the Company, and (ii) issuable upon execution of the Employment Agreement and on each anniversary of the date of the agreement during the term, a non-qualified immediately exercisable five-year stock option to purchase that number of shares equal to $100,000 of the value of the Company’s common stock at an exercise price equal to the market price of the Common Stock on the date of issuance. Therefore, the Executive shall receive an initial stock option grant to purchase 5,434,783 shares of the Corporation’s common stock at an exercise price of $0.0184 per share pursuant to an option award agreement (the “Option Award Agreement”).

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

On March 1, 2021, the Company entered into an investor relations consulting agreement with BMG Equity Partners, LLC. The term of the agreement is twelve months. As compensation the Company issued 3,000,000 shares of its common stock valued at $120,000.

Legal

The Company is a defendant in that certain lawsuit styled Basil Vann, as Personal Representative of the Estate of Jeffrey William Morris v. Brownie’s Marine Group, Inc., filed on May 6, 2019 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The complaint, which relates to consulting services provided to the Company by the deceased between 2005 and 2017, alleges breach of contract and quantum meruit and is seeking $15,870.97 in unpaid consulting fees together with interest. In April 2020, the Company filed a Motion to Dismiss, and at a hearing held in May 2021, the Court struck certain allegations contained in the complaint, the parties agreed that the quantum meruit allegation is deemed to be an alternative to the breach of contract allegation, but permitted certain other allegations to stand. The parties are in the process of scheduling mediation pursuant to the Court’s order. While the Company is vigorously defending this matter, the Company is unable at this time to predict the ultimate outcome of this litigation.

Note 8. Segment Reporting

The Company has three operating segments as described below:

1.	Legacy SSA Products, which sells recreational hookah diving systems.

2.	High Pressure Gas Systems, which sells high pressure air and industrial gas compressor packages.

3.	Ultra Portable Tankless Dive Systems, which sells next generation electric surface supply air diving systems and electric shallow dive system that are battery operated and completely portable to the user.

	Three months ended March 31,
	Legacy SSA Products		High Pressure Gas Systems		Ultra Portable Tankless Dive Systems		Total Company
	2021	2020	2021	2020	2021	2020	2021	2020
Net Revenues	$466,043	$294,118	$150,128	$198,216	$334,598	$142,456	$950,769	$634,790
Cost of Revenue	(369,826)	(228,187)	(81,178)	(149,800)	(188,793)	(153,909)	(639,797)	(531,896)
Gross Profit	96,217	65,931	68,950	48,416	145,805	(11,453)	310,972	102,894
Depreciation	3,812	1,116	-	-	2,418	2,417	6,230	3,533
Loss from operations	$(444,151)	$(206,656)	$9,366	$(2,771)	$(12,385)	$(81,350)	$(447,170)	$(290,777)

Total Assets	$1,503,762	$1,152,136	$265,604	$138,743	$511,621	$269,759	$2,280,987	$1,560,638

Note 10. Subsequent Events

On April 28, 2021, South Atlantic Bank, the lender of the SBA Loan of $159,600 informed the Company that our loan forgiveness application had been accepted, and the SBA Loan was fully forgiven in accordance with the terms of the CARES Act.

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

The Legacy SSA segment has experienced a 54.3% growth in units sold in the First Quarter of 2021 as compared to the First Quarter of 2020, as we continue to expand our dealer network and the breadth of product that each of the dealers provide.

This segment is seeing results from its focus on breaking the seasonality curve currently experienced by this segment thanks to its aggressive marketing campaigns in geographic regions that experience diving season when the US market is slowing down due to weather. Additionally, we continue to pursue more aggressively the boat builder market to offer our Legacy SSA systems as an option on newly built boats, expanding our market beyond the traditional consumer markets for our products.   Our Legacy SSA products include:

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

● BIAS (Boat Integrated Air Systems): The Company developed several tankless products and complimentary accessories that it believes makes boat diving even easier. The BIAS battery powered tankless kit allows boat builders, dealers and end users to seamlessly install a pre-packaged kit directly into the boat. The E-Reel advances this idea by adding a level-winding battery powered hose reel system to provide compact storage of up to 150 feet of hose. Boaters can perform their own in-water maintenance and inspections, or just dive for enjoyment. In addition to supplying air to divers, BIAS is useful for supporting air horns, inflating boat fenders/water toys, activating pneumatically operated doors, and more. The Company strategy is to align the easy to install, complete kit packages with boat builders, dealer and end users through a vertically targeted sales and marketing program.

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

Consistent with our goals for 2021 , this segment of our business continues to work to expand its customer base beyond that of the diving community. We believe the product lines from L&W, will allow LW Americas to put a high quality, competitive products into the first responder and industrial market that utilize compressed air for many applications. Our goal will be to build a network of jobbers, dealers, installers and high-pressure compressor distributors throughout the territory by leveraging our know-how, brand awareness, complimentary products and creating sustainable distribution and core product OEM integration relationships.

[] Ultra Portable Tankless Dive Systems

In the continued expansion of our business, in December 2017, we formed a wholly-owned subsidiary BLU3, to develop and market a next generation electric surface supplied air diving systems electric shallow dive system that is completely portable to the user. The BLU3 line currently consists of two models targeting specific performance levels and price points – NEMO and NOMAD.

Currently, NOMAD nearing the end of the design phase and full production has been pushed into early in the third quarter of 2021, as the company continues to ensure that it will deliver a product that will excite the consumer but be safe as well. This  product will expand the customers dive capability to up to 33 feet and continue to drive the vertical integration of the diving experience.

First Quarter 2021 Highlights

As can be seen by continued growth of revenue in the First Quarter 2021 from the comparable period in 2020, the Company’s mission of providing a platform that encourages innovation and growth in both the people we employ and the companies that we own with a goal of creating sustainable shareholder value is being brought to fruition. We believe that we are changing the way that people will approach the next atmosphere, by providing innovative, portable and easy to use surface supplied air products that will allow the users to explore what is below the surface.

First Quarter 2021 Highlights:

●	Our total revenue increased 49.8% for the First Quarter 2021 over that of First Quarter 2020.

●	Unit sales for the Legacy SSA product segment increased 54.3% for the First Quarter 2021 over that of the same quarter in 2020.

●	Gross margins increased from 16.2% to 32.7%.

Results of Operations

Net Revenues, Costs of Net Revenues and Gross Profit

Overall, our net revenues increased 49.8% for the First Quarter 2021 from the comparable period in 2020. These increases included an increase of 56.1% in net revenues from sales to third parties, and an increase of 30.6% in net revenues from sales to related parties.

Our total cost of net revenues in the First Quarter 2021 was 67.3% of our total net revenues as compared to 83.8% in First Quarter 2020. Included in our total cost of net revenues are royalty expenses we pay to Mr. Carmichael which increased 139.0% in the First Quarter 2021 from the First Quarter 2020. Also included in the total cost of net revenue are royalties paid pursuant to our agreement with STS. These royalties accounted for approximately 1.4% of total net revenue for the three months ended March 31, 2021, as compared to 2.2% for the same period in 2020.

We reported an overall gross profit margin of 32.7% for the First Quarter 2021 as compared to 16.2% for the First Quarter 2020. The Legacy SSA product lines showed growth in direct to consumer sales combined with a restructure of the dealer sales model structure increasing margin in this segment. The High Pressure Gas Systems margins show an increase for the three months ended March 31, 2021 primarily due to a shift to selling direct to customer rather than through distribution that has continued since the third quarter of 2020. Margins related to the Ultra-Portable Tankless dive segment helped contribute to the increased margin for the three months ending March 31, 2021, as it had contributed a negative margin for the three months ended March 31, 2020 due to production inefficiencies consistent with the start of a new product and production process.

The following tables provides net revenues, total costs of net revenues, and gross profit margins for our segments for the periods presented.

Net Revenues

	Three Months Ended March 31
	2021	2020
	(unaudited)
Legacy SSA Products	$466,043	$294,118
High Pressure Gas Systems	150,128	198,216
Ultra-Portable Tankless Dive Systems	334,598	142,456
Total net revenues	$950,769	$634,790

Cost of revenues as a percentage of net revenues

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Legacy SSA Products	79.4%	77.6%
High Pressure Gas Systems	54.1%	75.6%
Ultra-Portable Tankless Dive Systems	56.4%	108.0%

Gross profit(loss) margins

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Legacy SSA Products	20.6%	22.4%
High Pressure Gas Systems	45.9%	24.4%
Ultra-Portable Tankless Dive Systems	43.6%	(8.0%)

Legacy SSA Products segment

The increase in net revenues from this segment for the three months ended March 31, 2021 as compared to the same period in 2020 can be attributed to increased demand at the consumer level with a 162.3% increase and the dealer level with a 25.6% increase. Affiliate sales for the same period decreased by 85.8%. This is a direct result of our shift to online marketing targeted consumers directly. Additionally, our marketing partnerships targeted consumers and sent them directly to our dealers. The Company improved dealer incentives via extended payment terms up to 120 days to expand the product offering within their stores also attributed to the overall increase for this segment.

Our costs of revenues as a percentage of net revenues in this segment increased from 77.6% to 79.4% for the three months ended March 31, 2020 and 2021, respectively. The increased cost of sales, and in turn reduction in product margin, can be attributed to purchase incentives offered to all revenue channels in January and February 2021 that did not exist in 2020.

A breakdown of the revenue channels for this segment are below. Direct to Consumer represent items sold via our website, trade shows and walk-ins to our factory store. Dealer revenue represents sales to customers that we have dealer agreements that typically operate with the lowers margin. Affiliates are resellers of our products that are not in a formal dealer arrangement.

	Net Revenues			Cost of Sales as a % of Net Revenues		Margin
	First Quarter 2021	First Quarter 2020	% Change	First Quarter 2021	First Quarter 2020	First Quarter 2021	First Quarter 2020
Direct to Consumer (website included)	$210,672	$80,304	162.3%	76.7%	79.3%	23.3%	20.7%
Dealers	253,539	201,785	25.6%	81.5%	85.3%	18.5%	14.7%
Affiliates	1,832	12,029	(85.8%)	78.9%	72.0%	21.1%	28.0%
Total	$466,043	$294,118	58.5%	79.4%	77.6%	20.6%	22.4%

High Pressure Gas Systems segment

Sales of high-pressure breathing air compressors showed a 24.2% decrease from First Quarter 2020 as this segment continues to recover from the COVID-19 pandemic. Tourism has begun to open up, and demand has begun to show signs of life, however, travel remains restricted through most of the Caribbean, Central and South America. The majority of our dive resort and dive operator customers’ businesses have begun to conduct a more normalized business, but are not yet in the position to commit to equipment purchases during their recovery. The largest percentage reduction took place in sales to the OEM segment decreasing by 92.9% as First Quarter 2020 this segment was beginning to accelerate prior to COVID-19. The resellers category, which represent distributors who would sell through to dive stores or tourist resorts increased by 68.2% for the period as they anticipate forward movement within their customer base. The direct to consumer segment, which includes yacht owners and direct to dive stores, decreased by 50.6%. However, we believe that the acceptance of the L&W brand is growing steadily and we expect sales to increase as the customers within this market segment recover from the pandemic. Additionally, with the addition of new marine based products developed by LWA, we expect to have increases in the direct to consumer and OEM segments.

Our costs of revenues as a percentage of net revenues in this segment decreased to 54.1% as compared to 75.6% for the three months ended March 31, 2021 as compared to the same period in 2020. This can be attributed to significant improvements of in margin to the consumer across all customer segments. This is attributed to improved product mix and improvements in the bidding process.

	Net Revenues			Cost of Sales as a % of Net Revenues		Margin
	First Quarter 2021	First Quarter 2020	% Change	First Quarter 2021	First Quarter 2020	First Quarter 2021	First Quarter 2020
Resellers	$97,146	$57,773	68.2%	57.3%	77.9%	42.7%	22.1%
Direct to Consumers	50,241	101,773	(50.6)%	34.0%	74.9%	66.0%	25.1%
Original Equipment Manufacturers	2,741	38,670	(92.9)%	49.0%	74.0%	51.0%	26.0%
Total	$150,128	$198,216	(24.2)%	54.1%	75.6%	45.9%	24.4%

Ultra Portable Tankless Dive Systems

Revenue in the Ultra Portable Tankless Dive System segment continues to show significant improvement with growth of 134.9% increase from First Quarter 2020 to First Quarter 2021. As the sales channels continue to develop, with the addition of Amazon as a revenue channel in the third quarter 2020, we are continuing to grow in each of the segments. The Company continues to further grow its dealer base which can be seen by the 127.7% revenue growth for First Quarter of 2021 as compared to the same period in 2020. The Company’s continued focus on direct to consumer via our website accounted for a 62.8% increase.

Our aggregate cost of revenue from this segment as percentage of net revenues for the quarter ended March 31, 2021 have shown vast improvement over the three months ended March 31, 2020. The Company continues to work to find efficiencies within the production line and expects margins to remain consistent with the possibility of improvement.

	Net Revenues			Cost of Sales as a % of Net Revenues		Margin
	First Quarter 2021	First Quarter 2020	% Change	First Quarter 2021	First Quarter 2020	First Quarter 2021	First Quarter 2020
Direct to Consumer	$152,199	$93,454	62.8%	43.0%	104.8%	56.9%	(4.8)%
Amazon	70,798	-	100.0%	45.7%	-	54.3%	-
Dealers	111,601	49,002	127.7%	50.8%	114.2%	49.1%	(14.2)%
Total	$334,598	$142,456	134.9%	45.9%	108.0%	54.1%	(8.0)%

Operating Expenses

Operating expenses, consisting of selling, general and administrative (“SG&A”) expenses and research and development costs, and are reported on a consolidated basis for our operating segments. Overall, our operating expenses increased by 92.6% for the First Quarter of 2021 from the First Quarter of 2020.

SG&A increased by 95.2% for First Quarter 2021 from the First Quarter 2020. These increases are primarily attributable to non-cash compensation expenses totaling approximately $218,505 that were paid in options and non-cash professional fees of approximately $125,000 that were paid in stock during the First Quarter 2021, as compared to approximately $97,600 in stock-based compensation expense in the First Quarter of 2020. The other SG&A expenses increased by approximately $113,500 for the three months ended March 31, 2021. This increase can be attributed to the marketing expense associated with the Figment Design agreement, and an increase in employee cash compensation expenses.

Research and development costs increased 31.2%, or approximately $5,000, for the First Quarter 2021 from the comparable period in 2020. This increase for the First Quarter of 2021 is primarily related to research and development expenses for the new iteration of its current product line.

Total Other Income

Total other income was approximately $6,200 for First Quarter 2021 as compared to other expense of approximately $5,900 during the same period in 2020. The other income for First Quarter consists of a gain from the settlement of debt for $10,000 offset by interest expense of approximately $3,800. The other expenses for First Quarter 2020 consist only of interest expense. The decrease in interest expense can be attributed to the decrease in interest expense on the Marlin Note, as the reduction in the note balance due to repayments made.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarized total current assets, total current liabilities and working capital at March 31, 2021(unaudited) as compared to December 31, 2020.

	March 31,	December 31,	% of
	2021	2020	change
	(unaudited)
Total current assets	$1,708,542	$1,469,037	16.3%
Total current liabilities	$974,870	$1,029,204	(5.3)%
Working capital	$733,672	$439,833	66.8%

The increase in our current assets at March 31, 2021 from December 31, 2020 principally reflects increases in accounts receivable and inventory, net. The decrease in our total current liabilities principally reflect increases in total accounts payable, customer deposits, and other liabilities, offset by decreases in the notes payable and the convertible debentures and the decrease in current maturities of long term debt reflective of the change of terms of the SBA Loan, which extended payment dates to beyond the current year. Subsequent to the period covered by this report, the SBA Loan was forgiven.

Summary Cash Flows

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Net cash used by operating activities	$(251,455)	$(197,583)
Net cash used by investing activities	$-	$-
Net cash provided by financing activities	$250,168	$162,863

Net cash used in operating activities for the three months ended March 31, 2021 was due to the net loss of approximately $440,981 which is primarily attributable to the increase in non-cash expenses of approximately $245,000. The non-cash expense for the three months ended March 31, 2021 is attributable stock options issued to Mr. Carmichael and shares issued for services to consultants. The cash used is also the result of increases in current assets, including, inventory, net, and prepaid expenses that utilized approximately $241,900 and the increases of current liabilities including accounts payable, accounts payable – related party, other liabilities, and customer deposits, which totaled to approximately $89,100.

Net cash provided by financing activities in the three months ended March 31, 2021 reflects proceeds from the sale of common stock, offset by the repayments of notes payable and Marlin Note.

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

We have a history of losses, and an accumulated deficit of $13,397,118 as of March 31, 2021. Despite a working capital surplus of $733,672 at March 31, 2021, the continued losses and cash used in operations raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to continue to increase revenues, control expenses, raise capital, and to continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. As set forth in Note 5 appearing earlier in this report, we owe third parties approximately $100,000 under the terms of convertible debentures that become due in December 2021. In addition, we have an additional $25,000 in loans which are due on demand. We are continuing to engage in discussions with potential sources for additional capital, however, our ability to raise capital is somewhat limited based upon our revenue levels, net losses and limited market for our common stock. If we fail to raise additional funds when needed, or if we do not have sufficient cash flows from operations, we may be required to scale back or cease certain of our operations.

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition, valuation of inventory, allowance for doubtful accounts, and equity-based transactions. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our unaudited condensed consolidated financial statements appearing earlier in this report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. The Company’s management, under the supervision and with the participation our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2021. Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report as a result of the continuing material weakness in the Company’s internal control over financial reporting as described in Item 9A. of our 2020 10-K. We do not, however, expect that the weaknesses in our disclosure controls will be remediated until such time as we remediate the material weaknesses in our internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15 under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are a defendant in that certain lawsuit styled Basil Vann, as Personal Representative of the Estate of Jeffrey William Morris v. Brownie’s Marine Group, Inc., Case number CACE19009879 filed on May 6, 2019 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The complaint, which relates to consulting services provided to the Company by the deceased between 2005 and 2017, alleges breach of contract and quantum meruit and is seeking $15,870.97 in unpaid consulting fees together with interest. In April 2020 the Company filed a Motion to Dismiss, and at a hearing held in May 2021 the Court struck certain allegations contained in the complaint, the parties agreed that the quantum meruit allegation is deemed to be an alternative to the breach of contract allegation, but permitted certain other allegations to stand. The parties are in the process of scheduling mediation pursuant to the Court’s order. While we are vigorously defending the Company in this matter, we are unable at this time to predict the ultimate outcome of this litigation.

Item 1A. Risk Factors

We incorporate by reference the risk factors disclosed in Part I, Item 1A of our 2020 10-K.

Item 2. Unregistered sales of equity securities and use of proceeds

Except as to unregistered sales of securities disclosed under prior reports, during the period covered by this report we sold the securities disclosed below that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. MINE SAFETY DISCLOSURE

None.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference			Filed
				Exhibit	or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith

3.1	Articles of Conversion (Nevada)	8-K	10/28/15	3.1

3.2	Certificate of Conversion (Florida)	8-K	10/28/15	3.2

3.3	Articles of Incorporation (Florida)	8-K	10/28/15	3.3

3.4	Articles of Amendment	8-K	12/16/15	3.5

3.5	Bylaws	8-K	10/28/15	3.4

10.1	Hyatt subscription agreement dated March 25, 2021

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)				Filed

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)				Filed

32.1	Certification Pursuant to Section 1350				Filed

101	XBRL Interactive Data File				Filed

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 17, 2021	Brownie’s marine group, Inc.

	By:	/s/ Christopher H. Constable
Christopher H. Constable
Chief Executive Officer,
principal executive officer

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Chief Financial Officer,
principal financial and accounting officer

