Form 10-Q
period 2021-06-30
Brownie's Marine Group, Inc
filed 2021-08-16
CIK 1166708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 343,279,052 shares of common stock outstanding at August 16, 2021.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Various statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived from utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. Most of these factors are difficult to predict accurately and are generally beyond our control. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs. Forward-looking statements include, but are not limited to, statements about risks associated with:

●	Financial risks, including:
	●	our history of losses;
	●	our ability to continue as a going concern;
	●	our dependence on revenues from related parties; and
	●	material risks in our disclosure controls and internal control over financial reporting.
●	Business and operational risks, including:
	●	our dependence on key members of our management;
	●	our need to hire additional employees;
	●	our ability to protect our intellectual property rights;
	●	reliance on third party vendors and manufacturers;
	●	dependence on consumer discretionary spending;
	●	the impact of government regulations;
	●	any failure to protect personal information;
	●	the impact of bad weather;
	●	the exposure to potential product liability claims; and
	●	The continuing impact of COVID-19 on our company.
●	Shareholder risks, including:
	●	dilution to our common shareholders upon the possible conversion of outstanding convertible debt and/or the exercise of outstanding options;
	●	the limited market for our common stock and the impact of penny stock rules; and
	●	we are a voluntary filer with the Securities and Exchange Commission.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “BWMG,” the “Company,” “we,” “our,” “us,” and similar terms refers to Brownie’s Marine Group, Inc., a Florida corporation, and our wholly owned subsidiaries, Trebor Industries, Inc., a Florida corporation (“Trebor”), Brownie’s High Pressure Compressor Services, Inc. (“BHP”), a Florida corporation, and BLU3, Inc., a Florida corporation (“BLU3”). In addition, “ Second Quarter 2021” refers to the three month period ended June 30, 2021, “Second Quarter 2020” refers to the three month period ended June 30, 2020. “First Quarter 2021” refers to the three month period ended March 31, 2021 and “First Quarter 2020” refers to the three months ended March 31, 2020. “2020” refers to the year ended December 31, 2020 and “2021” refers to the year ending December 31, 2021.

We maintain a corporate website at www.browniesmarinegroup.com. Unless specifically set forth to the contrary, the information which appears on our websites or our social media platforms is not part of this report.

PART I

Item 1. Financial Statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$161,662	$345,187
Accounts receivable, net	232,179	81,251
Accounts receivable - related parties	176,645	67,644
Inventory, net	984,731	863,791
Prepaid expenses and other current assets	399,171	111,164
Total current assets	1,954,388	1,469,037
Property, equipment and leasehold improvements, net	144,608	143,413
Operating Lease Assets	395,400	446,981
Other assets	10,649	13,649
Total assets	$2,505,045	$2,073,080
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$589,330	$386,977
Accounts payable - related parties	94,573	102,360
Customer deposits and unearned revenue	44,291	20,353
Other liabilities	185,037	100,817
Operating lease liabilities	112,771	107,691
Current maturities long term debt	65,248	151,006
Notes payable	15,000	50,000
Convertible debentures, net	50,000	110,000
Total current liabilities	1,156,250	1,029,204
Long term debt	61,942	120,782
Operating lease liabilities	282,629	339,290
Total liabilities	1,500,821	1,489,276
Commitments and contingencies (see note 7)
Stockholders’ equity

Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively.	425	425
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; 343,279,052 shares issued and outstanding at June 30, 2021 and 306,185,206 shares issued and outstanding at December 31, 2020, respectively.	34,330	30,620
Common stock payable 138,941 shares and 138,941 shares, respectively as of June 30, 2021 and December 31, 2020, respectively.	14	14
Additional paid-in capital	14,456,378	13,508,882
Accumulated deficit	(13,486,923)	(12,956,137)
Total stockholders’ equity	$1,004,224	$583,804
Total liabilities and stockholders’ equity	$2,505,045	$2,073,080

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30

(UNAUDITED)

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Net revenues
Net revenues	$1,359,745	$1,123,351	$2,106,098	$1,601,585
Net revenues - related parties	353,173	197,177	557,589	353,732
Total net revenues	1,712,918	1,320,528	2,663,687	1,955,317
Cost of net revenues
Cost of net revenues	876,646	685,807	1,385,715	1,117,762
Cost of net revenues - related parties	169,699	106,181	275,130	187,179
Royalties expense - related parties	28,013	17,916	39,606	22,766
Royalties expense	41,251	13,833	54,955	27,926
Total cost of revenues	1,115,609	823,737	1,755,406	1,355,633
Gross profit	597,309	496,791	908,281	599,684
Operating expenses
Selling, general and administrative	823,607	864,463	1,560,642	1,242,041
Research and development costs	21,312	39,995	42,419	56,088
Total operating expenses	844,919	904,458	1,603,061	1,298,129
Loss from operations	(247,610)	(407,667)	(694,780)	(698,445)
Other income (expense), net
Gain on settlement of debt	-	-	10,000	-
Gain on the forgiveness of PPP loan	159,600	-	159,600	-
Interest expense	(1,795)	(6,375)	(5,606)	(12,290)
Other income (expense), net	157,805	(6,375)	163,994	(12,290)
Loss before provision for income taxes	(89,805)	(414,042)	(530,786)	(710,735)
Provision for income taxes	-	-	-	-
Net Loss	$(89,805)	$(414,042)	$(530,786)	$(710,735)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted weighted average common shares outstanding	337,489,134	296,262,167	314,941,270	274,459,029

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020
(Unaudited)

	Preferred Stock		Common Stock		Common Stock Payable		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2020	425,000	$425	306,185,206	$30,620	138,941	$14	$13,508,882	$(12,956,137)	$583,804
Common stock issued for Cash	-	-	27,500,000	2,750	-	-	272,250	-	275,000
Common stock issued for service	-	-	3,116,279	312	-	-	124,688	-	125,000
Stock option expense	-	-	-	-	-	-	218,505	-	218,505
Common stock issued for conversion of convertible debentures and accrued interest	-	-	422,209	42	-	-	14,735	-	14,777
Net Loss	-	-	-	-	-	-	-	(440,981)	(440,981)
Balance, March 31, 2021 (unaudited)	425,000	425	337,223,694	33,724	138,941	14	14,139,060	(13,397,118)	776,105
Common stock issued for conversion of convertible debentures and accrued interest	-	-	6,055,358	606	-	-	59,948	-	60,554
Stock option expense	-	-			-	-	257,370	-	257,370
Net Loss	-	-	-	-	-	-	-	(89,805)	(89,805)
Balance, June 30, 2021 (unaudited)	425,000	$425	343,279,052	$34,330	138,941	$14	$14,456,378	$(13,486,923)	$1,004,224

	Preferred Stock		Common Stock		Common Stock Payable		Additional Paid-in	Accumulated	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2019	425,000	$425	225,540,501	$22,554	138,941	$14	$11,338,104	$(11,604,518)	$(243,421)
Common stock issued for Cash	-	-	2,647,065	265	-	-	44,735	-	45,000
Common stock issued for exercise of warrants	-	-	12,500,000	1,250	-	-	123,750	-	125,000
Stock option expense	-	-	-	-	-	-	96,290	-	96,290
Incentive bonus shares to Chairman	-	-	20,000,000	2,000	-	-	(720)	-	1,280
Net Loss	-	-	-	-	-	-	-	(296,693)	(296,693)
Balance, March 31, 2020 (unaudited)	425,000	425	260,687,566	26,069	138,941	14	11,602,159	(11,901,211)	(272,544)
Common stock issued for Cash	-	-	20,000,000	2,000	-	-	498,000	-	500,000
Common stock issued for warrants	-	-	10,000,000	1,000	-	-	99,000	-	100,000
Common stock issued for service	-	-	5,000,000	500	-	-	222,000	-	222,500
Incentive shares issued to Chairman and employees	-	-	5,322,602	532	-	-	233,968	-	234,500
Stock option expense	-	-	-	-	-	-	218,505	-	218,505
Net Loss	-	-	-	-	-	-	-	(414,042)	(414,042)
Balance, June 30, 2020 (unaudited)	425,000	$425	301,010,168	$30,101	138,941	$14	$12,873,632	$(12,315,253)	$588,919

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30

(unaudited)

	2021	2020
Cash flows from operating activities:
Net loss	$(530,786)	$(710,735)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	13,396	10,409
Shares issued for services	125,000	222,500
Incentive bonus shares issued to CEO and employees	-	235,780
Reserve (recovery) for bad debt	28,554	(2,098)
Stock Based Compensation - Options	475,875	314,795
Amortization of right-of-use asset	51,581	48,082
Gain on the settlement of debt	(10,000)	-
Gain on the forgiveness of PPP loan	(159,600)	-
Changes in operating assets and liabilities
Change in accounts receivable, net	(179,482)	8,294
Change in accounts receivable - related parties	(109,001)	(44,653)
Change in inventory	(120,940)	(156,993)
Change in prepaid expenses and other current assets	(250,909)	(31,537)
Change in other assets	3,000	3,500
Change in accounts payable and accrued liabilities	217,684	(121,057)
Change in accounts payable - related parties	(7,787)	(98,778)
Change in customer deposits and unearned revenue	23,938	(77,543)
Change in long term lease liability	(51,581)	(48,082)
Change in other liabilities	84,220	(15,392)
Net cash used in operating activities	(396,838)	(463,508)

Cash flows from investing activities:
Purchase of fixed assets	(14,591)	-
Net cash used in investing activities	(14,591)	-

Cash flows from financing activities:
Proceeds from unit offering	275,000	545,000
Proceeds from exercise of Warrants	-	225,000
Proceeds from debt	-	159,600
Repayment on notes payable	(25,000)	(30,000)
Repayment of debt	(22,096)	(14,162)
Net cash provided by financing activities	227,904	885,138

Net change in cash	(183,525)	421,630

Cash, beginning of period	345,187	70,620
Cash, end of period	$161,662	$492,550

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$4,344	$5,761
Cash Paid for Income Taxes	$-	$-

Supplemental disclosure of non-cash financing activities:
Fixed asset purchase down payment through the issuance of debt	$37,098	$-
Shares issued for the conversion of convertible debentures and accrued interest	$75,331	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Company Overview

Brownie’s Marine Group, Inc., a Florida corporation (hereinafter referred to as” the “Company,” or “BWMG”), designs, tests, manufactures and distributes recreational hookah diving, scuba and water safety products through its wholly owned subsidiary Trebor Industries, Inc., a Florida corporation organized in 1981 (“Trebor”), and manufactures and sells high pressure air and industrial compressor packages, yacht based scuba air compressor and nitrox generation systems through its wholly owned subsidiary Brownie’s High Pressure Compressor Services, Inc., a Florida corporation organized in 2017 (“BHP”), doing business as LW Americas (“LWA”). In addition, in December 2017, the Company formed BLU3, Inc., a Florida corporation (“BLU3”), to develop and market portable battery powered surface supplied air dive systems. When used herein, the “Company” or “BWMG” includes Brownie’s Marine Group, Inc., and our wholly-owned subsidiaries Trebor, BHP and BLU3.

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

Accounts receivable

Accounts receivable consist of amounts due from the sale of all of our products to wholesale and retail customers. The allowance for doubtful accounts is estimated based on historical customer experience and industry knowledge. The allowances for doubtful accounts totaled $45,426 and $16,872 at June 30, 2021 and December 31, 2020, respectively.

Inventory

Inventory consists of the raw material, parts that make up the items that we manufacture, and finished goods. For the year ended December 31, 2020, the Company recorded reserves for obsolete or slow-moving inventory of approximately $227,657. No additional reserve for obsolete or slow-moving inventory during the six months ended June 30, 2021.

	June 30, 2021 (unaudited)	December 31, 2020

Raw materials	$508,094	$408,841
Finished goods	476,637	454,950
Inventory, net	$984,731	$863,791

Revenue Recognition

We account for revenues in accordance with Accounting Standards Codification (ASC) 606, “Revenue from Contracts with Customers” and all the related amendments. This standards core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to receive.

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

We categorize leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of June 30, 2021. Our leases generally have terms that range from three years for equipment and five to twenty years for property. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

For the three and six months ended June 30, 2021 the lease expenses were approximately $32,900 and $65,700, respectively, and approximately $43,000 and $78,000 for the three and six months ended June 30, 2020, respectively. Cash paid for operating liabilities for the six months ended June 30, 2021 was approximately $65,400 and approximately $64,000 for the six months ended June 30, 2020.

Supplemental balance sheet information related to leases was as follows:

Operating Leases	June 30, 2021
Right-of-use assets	$395,400

Current lease liabilities	$112,771
Non-current lease liabilities	282,629
Total lease liabilities	$395,400

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

Loss per common share

Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. At June 30, 2021 and June 30, 2020, 205,855,020 and 202,389,986, respectively, of potentially dilutive shares were not recognized as their inclusion would be anti-dilutive. These shares reflect shares potentially issuable under convertible notes, outstanding warrants, outstanding stock options and the conversion of preferred stock.

Recent accounting pronouncements

The recent accounting standards that have been issued or proposed by the Financial Accounting Standards Board (FASB) or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Note 3. Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. For the six months ended June 30, 2021, the Company incurred a net loss of $530,786, of which $475,875 is non-cash stock related compensation. At June 30, 2021, the Company has an accumulated deficit of $13,486,923. Despite a working capital surplus of approximately $798,138 at June 30, 2021, the continued losses and cash used in operations raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, control expenses, raise capital, and to continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4. Related Party Transactions

The Company sells products to three entities, Brownies Southport Divers, Brownies Yacht Toys and Brownies Palm Beach Divers, owned by the brother of Mr. Robert M. Carmichael, the Company’s President and Chief Financial Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers with similar sales volumes. These entities accounted for 15.1% and 14.9% of the net revenues for the three months ended June 30 2021 and 2020, respectively, and 20.9% and 18.1%  for the six months ended June 30, 2021 and 2020 respectively. Accounts receivable from these entities totaled $153,214 and $44,323, respectively, at June 30, 2021 and December 31, 2020.

The Company sells products to Brownie’s Global Logistics, LLC. (“BGL”) and 940 Associates, Inc. (“940 A”), entities wholly-owned by Mr. Carmichael. Terms of sale are more favorable than those extended to BWMG’s regular customers, but no more favorable than those extended to Brownie’s strategic partners. Accounts receivable from the combined entities and Mr. Carmichael totaled $23,431 and $23,321 at June 30, 2021 and December 31, 2020, respectively.

The Company had accounts payable to related parties of $94,573 and $102,360 at June 30, 2021 and December 31, 2020, respectively. The balance payable at June 30, 2021 is comprised of $5,000 due to Robert Carmichael, $9,639 due to 940 Associates and $79,934 due to BGL. At December 31, 2020 this account was comprised of $5,000 due to Robert Carmichael, and $97,360 due to BGL.

The Company has Exclusive License Agreements with 940 A to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. This Exclusive License Agreement provides that the Company will pay 940 A 2.5% of gross revenues per quarter as a royalty. Total royalty expense for the three months ended June 30, 2021 and 2020 were $28,013 and $17,916, respectively and $39,606 and $22,766 for the six months ended June 30, 2021 and 2020, respectively. The accrued royalty for June 30, 2021 is $22,510 and it is included in other liabilities.

On March 25, 2021, the Company issued 27,500,000 shares of common stock to Mr. Charles F. Hyatt, a member of our Board of Directors in consideration of $275,000.

As of June 30, 2021, options to purchase 25,000,000 shares of common stock held by Mr. Carmichael vested in accordance with Carmichael Option agreement as further discussed in Note 6 of these financial statements.

Note 5. Convertible Debentures and Notes Payable

Convertible Debentures

Convertible debentures consisted of the following at June 30, 2021:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Original Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Reg.
8/31/11	8/31/13	5%	10,000	(4,286)	-	-	-	-	(1)
12/01/17	12/31/21	6%	50,000	(12,500)	-	-	-	-	(2)
12/05/17	12/31/21	6%	50,000	(12,500)	50,000	-	50,000	9,331	(3)
					$50,000	$—	$50,000	$9,331

(1)	The Company borrowed $10,000 in exchange for a convertible debenture (the “Hoboken Convertible Note”). The holder at its option may convert all or part of the note plus accrued interest into common stock at a price of 30% discount as determined from the average four highest closing bid prices over the preceding five trading days. The Company valued the beneficial conversion feature of the convertible debenture at $4,286, which was accreted to interest expense over the period of the note. On February 22, 2021, this note and accrued interest of $4,777 were converted by the holder for 422,209 shares of common stock in accordance with the terms of the note.
(2)	On December 1, 2017, the Company entered into a $50,000 principal amount 6% secured convertible promissory note, initially due December 1, 2018, subject to extension. The note is secured with such assets of the Company equal to the principal and accrued interest, is guaranteed by the Company’s wholly-owned subsidiaries, Trebor and BHP and the personal guarantee of Mr. Carmichael.

The conversion price under the note initially ranged from $0.02 per share if converted in the first year to $0.125 per share if converted in year five. The lender may convert at any time until the note plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender will be limited to maximum conversion of 9.99% of the outstanding common stock of the Company at any one time. In 2019, the maturity date of the note was extended for one additional year to December 31, 2019 with a reduction in the conversion price to $0.01 per share. The Company recorded a loss on extinguishment of debt of $32,000 upon the modification of conversion price. On June 10, 2021, this note and accrued interest of $10,554 were converted by the holder for 6,055,358 shares of common stock in accordance with the terms of the note.

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

Notes Payable

Gonzales Note

The Company issued an unsecured, non-interest-bearing note of $200,000 with Mr. Tom Gonzales on July 1, 2013. The note is payable upon demand. The Company made repayments totaling $25,000 during the six months ended June 30, 2021. The note balance was $15,000 at June 30, 2021 and $40,000 December 31, 2020.

Hoboken Note

The Company issued an unsecured, non-interest-bearing note of $10,000 with Hoboken Street Association on October 15, 2016. The note was forgiven as part of the conversion of the Hoboken Convertible Note on February 22, 2021 as described above. The note balance as of June 30, 2021 and December 31, 2020 was $0 and $10,000, respectively.

Loan Payable

Marlin Note

On September 30, 2019 the Company, via its wholly owned subsidiary BLU3, executed an equipment finance agreement for the purchase of certain plastic molding equipment through Marlin Capital Solutions. The initial principal balance was $96,725 payable over 36 equal monthly installments of $3,144 (the “Marlin Note”). The equipment finance agreement contains customary events of default. The loan balance was $44,013 as of June 30, 2021

Payment Amortization
2021 (6 months remaining)	16,918
2022	27,095
Total Loan Payments	$44,013
Current portion of Loan payable	(34,745)
Non-Current Portion of Loan Payable	$9,268

Mercedes Benz Note

On August 21, 2020, the Company executed an installment sales contract with Mercedes Benz Coconut Creek for the purchase of a 2019 Mercedes Benz Sprinter delivery van. The installment agreement was for $55,841 with a zero interest rate payable over 60 months with a monthly payment of $931 and is personally guaranteed by Mr. Carmichael. The first payment was due on October 5, 2020. The loan balance as of June 30, 2021 is $47,156.

Payment Amortization
2021 (6 months remaining)	$5,584
2022	$11,168
2023	$11,168
2024	$11,168
2025 and thereafter	$8,068
Total note payments	$47,156
Current portion of note payable	$(11,168)
Non-Current Portion of notes payable	$35,988

Navitas Note

On May 19, 2021 the Company, via its wholly owned subsidiary BLU3, executed an equipment finance agreement financed for the purchase of certain plastic molding equipment through Navitas Credit Corp. (“Navitas”). The amount financed is $79,309 payable over 60 equal monthly installments of $1,611 (the “Navitas Note”). The equipment finance agreement contains customary events of default. The agreement was not fully funded as of June 30, 2021. Navitas has funded $37,098 for the down payment of an equipment purchase and the balance of the note is $36,021 as of June 30, 2021.

Payment Amortization
2021 (6 months remaining)	8,070
2022	17,464
2023	10,487
Total Note Payments	$36,021
Current portion of Note payable	(19,335)
Non-Current Portion of Note Payable	$16,686

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

The term of the note is two years, though it may be payable sooner in connection with an event of default under the note. The SBA Loan carries a fixed interest rate of one percent per year, and a monthly payment of $8,983, with the first payment due seven months from the date of initial cash receipt. Under the CARES Act and the PPP, certain amounts of loans made under the PPP may be forgiven if the recipients use the loan proceeds for eligible purposes, including payroll costs and certain rent or utility costs, and meet other requirements regarding, among other things, the maintenance of employment and compensation levels. We used the SBA Loan for qualifying expenses and have applied for forgiveness of the SBA Loan in accordance with the terms of the CARES Act. On April 28, 2021, the Company was notified by South Atlantic Bank that the SBA Loan was forgiven in full under the terms of the CARES Act. The company recorded the forgiveness as a gain on the forgiveness of the PPP loan on our condensed consolidated income statement.

The note balance as of June 30, 2021 and December 31, 2020 was $0 and $159,600, respectively.

Note 6. Shareholders’ Equity

Common Stock

On February 22, 2021, the Company issued 422,209 shares of common stock related to the conversion of a convertible debenture and accrued interest of $14,777.

On March 1, 2021, the Company issued a consultant 3,000,000 shares of its common stock related to investor relation services at a fair value of $120,000.

On March 25, 2021, the Company issued 27,500,000 shares of common stock to Mr. Charles F. Hyatt, a member of our Board of Directors, in consideration of $275,000.

On February 25, 2021, the Company issued 116,279 shares of common stock to a consultant with a fair value of $5,000 for professional business services.

On June 10 2021, the Company issued 6,055,358 shares of common stock related to the conversion of a convertible debenture and accrued interest of $60,554.

Preferred Stock

During the second quarter of 2010, the holder of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of blank check preferred stock. The blank check preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company from time to time in accordance with the provisions of the Florida Business Corporation Act. In April 2011 the Board of Directors designated 425,000 shares of the blank check preferred stock as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into a share of the Company’s common stock at any time at the option of the holder at a conversion price of $18.23 per share. Holders of shares of Series A Convertible Preferred Stock are entitled to 250 votes for each share held. The Company’s common stock and Series A Convertible Preferred Stock vote together as on any matters submitted to our shareholders for a vote. As of June 30, 2021, and December 31, 2020, the 425,000 shares of Series A Convertible Preferred Stock are owned by Mr. Carmichael.

Equity Incentive Plan

On May 26, 2021 the Company adopted an Equity Incentive Plan (the “Plan”). Under the Plan, Stock Options may be granted to Employees, Directors, and Consultants in the form of Incentive Stock Options or Non-statutory Stock Options, Stock Purchase Rights, time vested and/performance invested Restricted Stock, and Stock Appreciation Rights and Unrestricted Shares may also be granted under the Plan. The maximum number of shares that may be issued under the Plan shall be 25,000,000 shares. Common Stock to be issued under the Plan may be either authorized and unissued or shares held in treasury by the Company. The term of the Plan shall be ten years.

Equity Compensation Plan Information as of June 30, 2021:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted – average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans Approved by Security Holders	1,125,000	$.036	23,875,000
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	1,125,000	$.036	23,875,000

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

The fair value of the Carmichael Option on the date of the grant was $4,370,109 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of .26%, ii) expected life of 1.5 years, iii) dividend yield of 0%, iv) expected volatility of 320%. The Company analyzed the likelihood that the vesting qualifications would be met. As of June 30, 2021, 25,000,000 of options were vested as the targeted net revenues were reached and fully expensed. The second net revenue target was 25% reached. Therefore, stock option expense recognized during the six months ended June 30, 2021 for this option was $437,011.

On November 5, 2020, the Company entered into a Non-Qualified Stock Option agreement with Christopher Constable the “Constable Option Agreement” as part of his employment agreement. Under the terms of the option agreement, the Company granted Mr. Constable a 5 year option to purchase 5,434,783 shares of the Company’s common stock at an exercise price of $.0184, (the “Compensation Options”). The Compensation Options were immediately vested. The fair value of the options on the date of the grant was $106,199 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of .16%, ii) expected life of 2.5 years, iii) dividend yield of 0%, iv) expected volatility of 341%. These stock options were fully expensed as of December 31, 2020.

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

The Constable Option Agreement provides that the Compensation Options and Bonus Options are exercisable by Mr. Constable on a cashless basis. The Constable Option is not transferrable by Mr. Constable, and he must remain an employee of the Company as an additional term of vesting. Once a portion of the Constable Option vests, it is exercisable by Mr. Constable for four years.

The fair value of the Bonus Options on the date of the grant was $578,082 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of .14%, ii) expected life of 2.0 years, iii) dividend yield of 0%, iv) expected volatility of 312.2%. The Company analyzed the likelihood that the vesting qualifications would be met, and as of June 30, 2021, deemed that there was a 5.8% chance that the options would vest. Therefore, stock option expense recognized during the six months ended June 30, 2021 for this option was $34,067.

Effective June 14, 2021 the Company issued options to purchase up to an aggregate of 1,125,000 shares of common stock to various employees under the Plan. The options were issued pursuant to a stock option grant agreements and are exercisable at $0.036 per share for a period of four years from the date of issuance, with 12.5% of the options vesting each fiscal quarter over a period of two years. The fair value of the options totaled $38,369 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of .21%, ii) expected life of 2 years, iii) dividend yield of 0%, iv) expected volatility of 304.77%. The stock options expense recognized for the six months ended June 30, 2021 was $4,797.

A summary of the Company’s outstanding stock options as of December 31, 2020, and changes during the six months ended June 30, 2021 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding - December 31, 2020	199,730,020	$0.0323	2.84	$168,892
Granted	1,125,000	0.0360
Forfeited	-	-
Exercised	-	-
Outstanding – June 30, 2021 (unaudited)	200,855,020	$0.0351	2.35
Exercisable - June 30, 2021 (unaudited)	69,870,645	$0.0280	2.65	$909,994

Note 7. Commitments and contingencies

On August 14, 2014, the Company entered into a thirty-seven-month term lease for its facilities in Pompano Beach, Florida, commencing on September 1, 2014. Terms included payment of $5,367 security deposit; base rent of approximately $4,000 per month over the term of the lease plus sales tax; and payment of 10.76% of annual operating expenses (i.e. common areas maintenance), which was approximately $2,000 per month subject to periodic adjustment. On December 1, 2016, we entered into an amendment to the initial lease agreement, commencing on October 1, 2017, extending the term for an additional eighty-four months, expiring September 30, 2024. The base rent was increased to $4,626 per month with a 3% annual escalation throughout the amended term.

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

On June 30, 2020, the Company entered into Amendment No. 2 to the Patent License Agreement with Setaysha Technical Solutions, LLC (“STS”). The amendment set certain limits and expectations of the assistance from STS related to designing and commercializing certain diving products, and revised the royalty payments due to STS as consideration for uncompensated services. The Company is obligated to pay STS a minimum yearly royalty of $60,000, or $15,000 per fiscal quarter, beginning in December 2019 and increasing by 2.15% per year. The minimum royalty was temporarily increased to $60,000 for fiscal years 2022, 2023 and 2024, with a fourth quarter true up against earned royalties. In addition, if the Company should terminate the agreements with STS prior to December 31, 2023, then the Company is obligated to pay STS $180,000, less cumulative royalties paid in excess of $334,961 for the years 2019 through 2024. Royalty recorded in relation to this agreement totaled $41,251 and $13,833 for the three months ended June 30, 2021 and 2020, respectively and $54,955 and $27,926 for the six months ended June 30 , 2021 and 2020, respectively.

On June 9, 2020, the Company entered into an advertising and marketing agreement with Figment Design. The term of the agreement is for one year, and thereafter renew or cancel the agreement in writing 60 days before the final date. The Company will continue to be billed $8,840 per month through the expiration date of July 2021. The Company terminated the agreement with Figment Design effective July 31, 2021.

On August 1, 2020, BLU3 entered into a marketing agreement with This Way Media PTY, Ltd. The term of this agreement is for 11 months and can be cancelled with 30 days’ notice during the first 90 days of the agreement. After the first 90 days, the agreement can be cancelled with 60 days’ notice after the completion of the term of the agreement. BLU3 will pay This Way Media PTY, LTD $500 per month, and 5% of each affiliate sale. This agreement expired on July 1, 2021. BLU3, Inc. is currently in negotiation to renew this agreement.

On November 5, 2020, the Company and Christopher H. Constable entered into a three year employment agreement (the “Constable Employment Agreement”) pursuant to which the Mr. Constable shall serve as Chief Executive Officer of the Company. Previously, Mr. Constable had provided advisory services to the Company through the agreement with Brandywine LLC. In consideration for his services, Mr. Constable shall receive (i) an annual base salary of $200,000, payable in accordance with the customary payroll practices of the Company, and (ii) issuable upon execution of the Employment Agreement and on each anniversary of the date of the agreement during the term, a non-qualified immediately exercisable five-year stock option to purchase that number of shares equal to $100,000 of the value of the Company’s common stock at an exercise price equal to the market price of the Common Stock on the date of issuance. Therefore, the Executive shall receive an initial stock option grant to purchase 5,434,783 shares of the Corporation’s common stock at an exercise price of $0.0184 per share pursuant to an option award agreement.

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

On March 1, 2021, the Company entered into an investor relations consulting agreement with BGM Equity Partners, LLC. The term of the agreement is twelve months. As compensation, the Company issued 3,000,000 shares of its common stock valued at $120,000 to BGM Partners.

Legal

The Company is a defendant in that certain lawsuit styled Basil Vann, as Personal Representative of the Estate of Jeffrey William Morris v. Brownie’s Marine Group, Inc., filed on May 6, 2019 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The complaint, which relates to consulting services provided to the Company by the deceased between 2005 and 2017, alleges breach of contract and quantum meruit and is seeking $15,870.97 in unpaid consulting fees together with interest. In April 2020, the Company filed a Motion to Dismiss, and at a hearing held in May 2021, the Court struck certain allegations contained in the complaint, the parties agreed that the quantum meruit allegation is deemed to be an alternative to the breach of contract allegation, but permitted certain other allegations to stand. The parties entered mediation pursuant to the Court’s order. This action was settled for $10,000 on July 12, 2021.

Note 8. Segment Reporting

The Company has three operating segments as described below:

1.	Legacy SSA Products, which sells recreational hookah diving systems.

2.	High Pressure Gas Systems, which sells high pressure air and industrial gas compressor packages.

3.	Ultra Portable Tankless Dive Systems, which sells next generation electric surface supply air diving systems and electric shallow dive system that are battery operated and completely portable to the user.

	Three Months Ended June 30 (unaudited)
	Legacy SSA Products		High Pressure Gas Systems		Ultra Portable Tankless Dive Systems		Total Company
	2021	2020	2021	2020	2021	2020	2021	2020
Net Revenues	$976,973	$626,389	$207,565	$75,170	$528,380	$618,969	$1,712,918	$1,320,528
Cost of Revenue	$(668,246)	(310,595)	(113,499)	(35,487)	(333,864)	(477,655)	(1,115,609)	(823,737)
Gross Profit	308,727	315,794	94,066	39,683	194,516	141,314	597,309	496,791
Depreciation	4,748	2,039	-	-	2,418	4,837	7,166	6,876
Income (loss) from Operations	$(314,279)	$(408,031)	$40,224	$534	$26,445	$(170)	$(247,610)	$(407,667)

	Six months ended June 30 (unaudited)
	Legacy SSA Products		High Pressure Gas Systems		Ultra Portable Tankless Dive Systems		Total Company
	2021	2020	2021	2020	2021	2020	2021	2020
Net Revenues	$1,443,016	$920,507	$357,693	$273,386	$862,978	$761,424	$2,663,687	$1,955,317
Cost of Revenue	(1,038,072)	(538,782)	(194,677)	(185,287)	(522,657)	(631,564)	(1,755,406)	(1,355,633)
Gross Profit	404,944	381,725	163,016	88,099	340,321	129,860	908,281	599,684
Depreciation	8,560	3,155	-	-	4,836	7,254	13,396	10,409
Income (loss) from operations	$(758,430)	$(614,687)	$49,590	$(2,237)	$14,060	$(81,521)	(694,780)	$(698,445)

Total Assets	$1,529,702	$1,433,698	$302,088	$187,371	$673,255	$632,123	2,505,045	$2,253,192

Note 9. Subsequent Events

On July 30, 2021, the Company entered into a binding term sheet (the “Term Sheet”) with Submersible Systems, LLC, a Florida limited liability corporation (“Submersible”), and Tierra Vista Group, LLC and Summit Holdings V, LLC (Tierra Vista Group and Summit Holdings V, collectively, the “Sellers”), the owners of all of the membership interests of Submersible (the “Membership Interests”). Pursuant to the terms of the Term Sheet, the Company will acquire all of the Membership Interests from the Sellers for an aggregate purchase price of $1,750,000 (the “Purchase Price”), to be paid to the Sellers at closing: (i) by the issuance to the Sellers of three-year convertible promissory notes (each, a “Note”) in the aggregate principal amount of $350,000, at an interest rate of 8% per annum, with each Seller to receive a Note in the principal amount pro rata with the number of Membership Interests such Seller owns of Submersible, and (ii) by the issuance to the Sellers of an aggregate of $1,400,000 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share, such number of Shares to be calculated based on the volume weighted average price of a share of the Company’s Common Stock on the OTC Markets (“VWAP”) for (a) 180 days prior to the date of the Term Sheet, or (b) 180 days prior to the closing date of the transaction, whichever results in a lower VWAP, with each Seller receiving a pro rata portion of the Shares based upon the total number of Membership Interests held by such Seller. The closing and consummation of the transactions contemplated by the Term Sheet are to occur no later than August 31, 2021, and are subject to certain closing conditions and deliveries, including an agreement containing typical representations and warranties by the parties of a transaction of this nature. There are no assurances the transactions will be completed.

On July 12, 2021, the Company entered into a settlement agreement related to the lawsuit styled Basil Vann, as Personal Representative of the Estate of Jeffrey William Morris v. Brownie’s Marine Group, Inc., filed on May 6, 2019 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. (see Note 7)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

BWMG, through its wholly owned subsidiaries, designs, tests, and manufactures tankless dive systems, yacht-based SCUBA air compressor and nitrox generation fill systems and acts as the exclusive distributor for North and South America for Lenhardt & Wagner GmbH (“L&W”) compressors in the high-pressure breathing air and industrial gas markets. Our wholly owned subsidiaries and related product lines are as follows:

[ ] Legacy SSA Products

This segment represents our surface supplied air (SSA) product line. Trebor began its business making surface supplied air diving systems in the late 1960s. Our Brownie’s Third Lung systems have long been a dominant figure in gasoline powered, high-performance, and now the battery powered surface supplied air diving systems. Taking full advantage of the proprietary compressor system, a complete series of traditional “fixed speed” electric compressors were developed for the built-in-boat market in 2005. After years of inventing, testing and development, in 2010 we introduced our variable-speed battery powered hookah system which provides divers with gasoline-free all day shallow diving experiences. This battery system was updated in 2019 we introduced a lithium-ion battery powered variable speed system that is capable of three dives to thirty feet for three hours on one charge. These systems provide performance and runtimes as great as 300% better than the best devices previously on the market by utilizing a variable speed technology that controls battery consumption based on diver demand.

The Legacy SSA segment has experienced a 45.8% growth in units sold in the first six months of 2021 as compared to the first six months of 2020, as we continue to expand our dealer network and the breadth of product that each of the dealers provide.

This segment is seeing results from its marketing efforts with both the consumer and our network of dealers. The company continues to add dealers across the country in order to diversify the seasonality as well as the geography risks. Additionally, we continue to pursue more aggressively the boat builder market to offer our Legacy SSA systems as an option on newly built boats, expanding our market beyond the traditional consumer markets for our products. Our Legacy SSA products include:

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

Consistent with our goals for 2021, this segment of our business continues to work to expand its customer base beyond that of the diving community. We believe the product lines from L&W, will allow LW Americas to put a high quality, competitive products into the first responder and industrial market that utilize compressed air for many applications. Our goal will be to build a network of jobbers, dealers, installers and high-pressure compressor distributors throughout the territory by leveraging our know-how, brand awareness, complimentary products and creating sustainable distribution and core product OEM integration relationships.

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

The NEMO dive system continues to expand its customer base and become more accepted across the world. Currently, Nemo is sold in 9 countries through Amazon, and also through 25 dealers across the world. Nemo, the worlds smallest dive system is capable of taking one diver to 10 feet for 60 to 90 minutes on one charge of its lithium-ion battery. Nemo is portable, and approved for airline travel.

Currently, NOMAD is nearing the end of the design phase and full production will begin in the third quarter of 2021, as the Company continues to ensure that it will deliver a product that will excite the consumer but be safe as well. This product will expand the customers dive capability to up to 33 feet and continue to drive the vertical integration of the diving experience.

Second Quarter and Six Months ended June 30, 2021 Highlights

Revenue for the Second Quarter 2021 and six months ended June 30, 2021 have continued to increase as compared to the same periods in 2020, The Company is succeeding in its mission to expand our customer base from primarily the southeast US to an international distributor and retail customer base. We believe that we are changing the way that people will approach the next atmosphere, by providing innovative, portable and easy to use surface supplied air products that will allow the users to explore what is below the surface of the water.

Highlights:

●	Our total revenue increased 29.7% for the Second Quarter and 36.2% for the six months ended June 30, 2021 as compared to the same periods in 2020.

●	The Company signed an exclusive US and Caribbean distribution agreement with the manufacturer of Bright Weights. Bright Weights is a unique and fun alternative to the dive ballast systems currently available in the market today. The Company expects to use its Amazon and Dealer sales channels to grow this product line.

●	BLU3, Inc. launched pre-orders for September and October shipment of its Nomad Product line.

●	BLU3, Inc. has expanded its Amazon footprint to 9 countries, including the US.

●	Unit sales for the BLU3 Nemo increased 152% for the six months ended June 30, 2021 as compared to the same period in 2020.

●	Gross margins increased from 30.7% to 34.1% for the six months ended June 30, 2021 as compared to the same period in 2020.

Results of Operations

Net Revenues, Costs of Net Revenues and Gross Profit

Overall, our net revenues increased 29.7% and 36.2% for the Second Quarter 2021 and the six months ended June 30, 2021 from the comparable periods in 2020. These increases included an increase of 21.0% and 31.5% in net revenues from sales to third parties, and an increase of 79.1% and 57.6% in net revenues from sales to related parties for the three and six months ended June 30, 2021, respectively, over the comparable prior period. Net revenue for the Second Quarter 2020 and six months ended June 30, 2020 included non-recurring revenue related to the Blu-Vent project of approximately $458,000. Adjusting this non-recurring item from the 2020 revenue the core business revenue increase for the three and six months ended June 30, 2021 would be 99.0% and 78.1%, respectively.

Our total cost of net revenues in the Second Quarter 2021 and the six months ended June 30, 2021 were 65.1% and 65.9% of our total net revenues as compared to 62.4% and 69.3% for the same periods in 2020. Included in our total cost of net revenues are royalty expenses we pay to Mr. Carmichael which increased 56.4% and 74.0% for the three and six months ended June 30, 2021 as compared to the same periods in the prior year. The increased royalties are the result of increased sales in the legacy SSA segment. Also included in the total cost of net revenue are royalties paid pursuant to our agreement with STS. These royalties accounted for approximately 2.4% and 2.1% of total net revenue for the three and six months ended June 30, 2021, respectively as compared to 1.1% and 1.4% for the same periods in 2020.

We reported an overall gross profit margin of 34.9% and 34.1% for the three and six months ended June 30, 2021 as compared to 37.6% and 30.7% for the three and six months ended June 30, 2020. The Legacy SSA product lines had an increase in distribution sales during the Second Quarter 2021 as compared to the direct to consumer sales of the Second Quarter 2020, since the COVID stay at home orders have been lifted in 2021, customers are returning to their local dive stores, rather than purchasing online. The High Pressure Gas Systems margins have shown a decrease in margin percentage for the Second Quarter, 2021 to 45.3% from 52.8% during the same quarter in 2020. However, with the increased revenue in this segment,margin available to cover operating expenses grew in this segment by 137% in the Second Quarter 2021 as compared to the Second Quarter 2020 as revenue grew 176.1% for the segment. Margins related to the Ultra-Portable Tankless dive segment improved from 22.8% for the Second Quarter 2020 to 36.8% for the Second Quarter, 2021. The margins in this segment in the Second Quarter, 2020 were depressed because of the lower margins yielded from the BluVent project that was billed in that period.

The following tables provides net revenues, total costs of net revenues, and gross profit margins for our segments for the periods presented.

Net Revenues

	Three Months Ended June 30		% of	Six Months Ended June 30,		% of
	2021	2020	Change	2021	2020	Change
	(unaudited)			(unaudited)
Legacy SSA Products	$976,973	$626,389	56.0%	$1,443,016	$920,507	56.8%
High Pressure Gas Systems	207,565	75,170	176.1%	357,693	273,386	30.8%
Ultra-Portable Tankless Dive Systems	528,380	618,969	(14.6)%	862,978	761,424	13.3%
Total net revenues	$1,712,918	$1,320,528	29.7%	$2,663,687	$1,955,317	36.2%

Cost of revenues as a percentage of net revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Legacy SSA Products	68.4%	49.6%	71.9%	58.5%
High Pressure Gas Systems	54.7%	47.2%	54.4%	67.8%
Ultra-Portable Tankless Dive Systems	63.2%	77.2%	60.6%	82.9%

Gross profit (loss) margins

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Legacy SSA Products	31.6%	50.4%	28.1%	41.5%
High Pressure Gas Systems	45.3%	52.8%	45.6%	32.2%
Ultra-Portable Tankless Dive Systems	36.8%	22.8%	39.4%	17.1%

Legacy SSA Products segment

Revenue in this segment continues to show improvement, increasing 56.0% year over year for the Second Quarter 2021. The increase in net revenues in this segment for the Second Quarter 2021 as compared to the same period in 2020 can be attributed to increases in dealer demand, increasing 114.1%, and demand from affiliates increasing 344.1%. These segments increased in anticipation for the 2021 summer season. Direct to consumer demand decreased for the Second Quarter, 2021 as compared to the same period in 2020, as the re-opening of the economy after COVID allowed consumers to purchase product at retail rather than from our website. For the six months ended June 30, 2021 the Legacy SSA segment continued to show significant increase over the prior year. Increases in all areas of this segment increased netting to a total increase of 56.8% for the six months ended June 30, 2021 as compared to the same period in 2020.

Our costs of revenues as a percentage of net revenues in this segment increased from 58.5% to 71.9% for the six months ended June 30, 2020 from the prior year. The increased cost of revenue, and in turn reduction in product margin, can be attributed to increase proportion of dealer sales as compared to the prior year increasing 79.3%.

A breakdown of the revenue channels for this segment are below. Direct to Consumer represent items sold via our website, trade shows and walk-ins to our factory store. Dealer revenue represents sales to customers that we have dealer agreements that typically operate with the lowers margin. Affiliates are resellers of our products that are not in a formal dealer arrangement.

Three Months Ended June 30, 2021 and June 30, 2020

	Net Revenue			Cost of Revenue as a % of Net Revenue		Margin
	Second Quarter 2021	Second Quarter 2020	% change	Second Quarter 2021	Second Quarter 2020	Second Quarter 2021	Second Quarter 2020
Dealers	$664,928	$310,499	114.1%	77.7%	31.0%	22.3%	69.0%
Direct to Consumer (website Included)	273,430	307,195	(11.0)%	45.1%	68.3%	54.9%	31.7%
Affiliates	38,615	8,695	344.1%	74.3%	51.0%	25.7%	49.0%
Total	$976,973	$626,389	56.0%	68.4%	49.6%	31.6%	50.4%

Six Months Ended June 30, 2021 and June 30, 2020

	Net Revenue			Cost of Revenue as a % of Net Revenue		Margin
	Six months ended June 30, 2021	Six months ended June 30, 2020	% change	Six months ended June 30, 2021	Six months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Dealers	$918,467	$512,284	79.3%	78.7%	50.1%	21.3%	49.9%
Direct to Consumer (website Included)	484,102	387,499	25.0%	58.9%	69.5%	41.1%	30.5%
Affiliates	40,447	20,724	95.2%	74.5%	60.4%	25.5%	39.6%
Total	$1,443,016	$920,507	56.8%	71.9%	58.5%	28.1%	41.5%

High Pressure Gas Systems segment

Sales of high-pressure breathing air compressors shown a 176.1% year over year increase during the Second Quarter 2021 as the marketplace began to see an economic recovery during this period. All segments have begun to open up, and demand has begun to show signs of life, with travel returning, and diving operations throughout the US and Caribbean have re-opened and receiving tourists. The majority of our dive resort and dive operator customers’ businesses have begun to conduct a more normalized business, and the recovery of this customer segment can be seen in the increases in revenue in the reseller segment. The Original Equipment Manufacturer segment showed significant growth with an increase of over 300% for the six month ended June 30, 2021 as compared to 2020. The direct to consumer segment, which includes yacht owners and direct to dive stores, showed some life in the Second Quarter 2021 increasing 133%, however this increase wasn’t enough to recover the year over year results for the six months ended June 30, 2021 with a decrease in revenue in the segment of 22.0%. We continue to see acceptance of the L&W brand and we expect sales to continue to increase as we open the product up to new markets outside of the diving and yachting segments.

Our costs of revenues as a percentage of net revenues in this segment decreased to 54.4% as compared to 67.8% for the six months ended June 30, 2021 and 2020. This can be attributed to significant improvements of in margin to the reseller and OEM customer segments. This is attributed to improved product mix and improvements in the job-costing process.

Three Months Ended June 30, 2021 and June 30, 2020

	Net Revenue			Cost of Revenue as a % of Net Revenue		Margin
	Second Quarter 2021	Second Quarter 2020	% change	Second Quarter 2021	Second Quarter 2020	Second Quarter 2021	Second Quarter 2020
Resellers	$121,118	$83,945	44.3%	53.0%	67.8%	47.0%	32.2%
Direct to Consumers	43,749	18,785	132.9%	68.2%	18.5%	31.8%	81.5%
Original Equipment Manufacturers	42,698	(27,560)	254.9%	45.6%	90.2%	54.4%	9.8%
Total	$207,565	$75,170	176.1%	54.7%	47.2%	45.3%	52.8%

Six Months Ended June 30, 2021 and June 30, 2020

	Net Revenue			Cost of Revenue as a % of Net Revenue		Margin
	Six months ended June 30 2021	Six months ended June 30, 2020	% change	Six months ended June 30, 2021	Six months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Resellers	$218,264	$141,718	54.0%	57.3%	71.9%	42.7%	28.1%
Direct to Consumers	93,990	120,558	(22.0)%	51.7%	66.1%	48.3%	33.9%
Original Equipment Manufacturers	45,439	11,110	309.0%	46.1%	33.7%	53.9%	66.3%
Total	$357,693	$273,386	30.8%	54.4%	67.8%	45.6%	32.2%

Ultra Portable Tankless Dive Systems

Revenue for the six months ended June 30, 2021 in the Ultra Portable Tankless Dive System segment continues to show significant improvement with growth of 13.3% increase for the first six months of 2021 as compared to the same period in 2020. The increase in revenue is despite the loss of the non-recurring revenue related to the BLU-Vent project that was recognized during the Second Quarter 2020. All of the sales channels for this business segment continue to develop. The largest contributor to the revenue increases for both the three and six months ended June 30, 2021 as compared to the prior year, are the growth in consumer direct sales and sales via the Amazon channel. Through June 30, 2021, BLU3 is selling to Amazon in nine countries as well as a significant presence in the US Amazon Channel. BLU3 continues to expand its dealer base which can be seen by the 334.2% revenue growth for first six months of 2021 as compared to the same period in 2020. The Company’s continued focus on direct to consumer via our website accounted for a 40.2% increase for the six months ended June 30, 2021 as compared to the prior year.

Our aggregate cost of revenue from this segment as percentage of net revenues for the three months ended and six months ended June 30, 2021 have shown improvement over the same period in 2020. The cost of revenue and margins through the first six months of 2021 are more representative of the normalized costs and margins, excluding the non reoccurring Ventilator project. BLU3 is consistently working toward greater production efficiency and capacity.

Three Months Ended June 30, 2021 and June 30, 2020

	Net Revenue			Cost of Revenue as a % of Net Revenue		Margin
	Second Quarter 2021	Second Quarter 2020	% change	Second Quarter 2021	Second Quarter 2020	Second Quarter 2021	Second Quarter 2020
Ventilator	$-	$457,803	(100.0)%	-	89.0%	-	11.0%
Direct to Consumer	188,466	149,589	26.0%	53.9%	51.3%	46.1%	48.7%
Amazon	188,467	-	100.0%	61.9%	-	38.1%	100.0%
Dealers	151,447	11,577	1,208.1%	76.4%	(57.2)%	23.6%	157.2%
Total	$528,380	$618,969	(14.6)%	63.2%	77.2%	36.8%	22.8%

Six Months Ended June 30, 2021 and June 30, 2020

	Net Revenue			Cost of Revenue as a % of Net Revenue		Margin
	Six months ended June 30, 2021	Six months ended June 30, 2020	% change	Six months ended June 30, 2021	Six months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020
Ventilator	$-	$457,803	(100.0)%	-	89.0%	-	11.0%
Direct to Consumer	340,665	243,042	40.2%	52.2%	71.9%	47.8%	28.1%
Amazon	259,265	-	100.0%	61.8%	-	38.2%	100.0%
Dealers	263,048	60,579	334.2%	70.1%	81.4%	29.9%	18.6%
Total	$862,978	$761,424	13.3%	60.6%	82.9%	39.4%	17.1%

Operating Expenses

Operating expenses, consisting of selling, general and administrative (“SG&A”) expenses and research and development costs, and are reported on a consolidated basis for our operating segments. Aggregate operating expenses decreased 6.6% for the Second Quarter 2021 as compared to the Second Quarter 2020. For the six months ended June 30, 2021 aggregate operating expenses increased by 23.5% from the same period in 2020.

Selling, General & Administrative Expenses (SG&A Expenses)

SG&A decreased by 4.7% and increased by 25.7% for the Second Quarter and six months ended June 30, 2021 as compared to the same periods in 2020. The main drivers of SG&A during those periods are as follows:

Expense Item	Second Quarter 2021	Second Quarter 2020	% Change	Six months Ended June 30, 2021	Six months Ended June 30, 2020	% Change
Payroll, Selling & Admin	$236,062	$103,368	128.4%	$461,529	$247,890	86.2%
Stock Compensation Expense	266,370	296,470	(10.2)%	498,875	406,040	22.9%
Other Professional Fees	71,500	238,500	(70.0)%	92,000	241,500	(61.9)%
Advertising	47,615	16,212	193.7%	113,841	35,068	224.6%
All Others	202,060	209,913	(3.7)%	394,397	311,543	26.6%
Total SG&A	$823,607	$864,463	(4.7)%	$1,560,642	$1,242,041	25.7%

Payroll increases for the three and six months ended June 30, 2021 are related to the hiring of the CEO, and other administrative positions to support the growth in each of our divisions.

Non-Cash Stock compensation expenses have seen a slight decrease for the Second Quarter, as the 2020 totals included stock options that were fully expensed in 2020, and no further adjustments were necessary in the Second Quarter 2021. The increase for the six months ended June 30, 2021 as compared to the same period in 2020 is related to options to the our CFO and Chairman, that were issued during the Second Quarter 2020 and were fully expensed in the First Quarter 2021.

Other professional fees, typically in the form of non-cash stock or stock options decreased 70% and 61.9% for the Second Quarter 2021 and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. This decrease can be attributed to the contracts of both an IR firm and a PR firm in the Second Quarter 2020, that were terminated or their compensation was restructured for 2021.

The increase in advertising expense for the three and six months ended June 30, 2021 as compared to the same periods in 2020 is attributable to the agreement with the Company’s provider of marketing and advertising. This contract was executed in the Third Quarter 2020, and was not renewed as of July 31, 2021.

Research & Development Expenses (R&D Expenses)

R&D expenses for the Second Quarter and six months ended June 30, 2021 decreased 46.7% and 24.4%, respectively as compared to the same periods in the prior year. The decrease can be primarily attributed to the near completion of the R&D for BLU3’s NOMAD, as it moves toward production in the third quarter, 2021.

Total Other Income

Total other income was approximately $157,800 and $163,900 for the Second Quarter 2021 and six months ended June 30, 2021 as compared to other expense of approximately $6,400 and $12,300 during the same period in 2020. The other income for the Second Quarter 2021 consists of a gain from the forgiveness of the PPP loan of $159,600 offset by interest expense of approximately $1,800. The other expenses for the Second Quarter 2020 consist only of interest expense. The decrease in interest expense can be attributed to the decrease in interest expense on the Marlin Note, the conversion and settlement of debt and a reduction in the note balances due to repayments made.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarized total current assets, total current liabilities and working capital at June 30, 2021 (unaudited) as compared to December 31, 2020.

	June 30,	December 31,	% of
	2021	2020	change
	(unaudited)
Total current assets	$1,954,388	$1,469,037	33.0%
Total current liabilities	$1,156,250	$1,029,204	12.3%
Working capital	$798,138	$439,833	81.4%

The increase in our current assets at June 30, 2021 from December 31, 2020 principally reflects increases in accounts receivable from related and non-related parties, inventory, net and prepaid expenses and other current assets. The increase in our total current liabilities principally reflect increases in total accounts payable, customer deposits, and other liabilities, offset by decreases in current maturities of long term debt, notes payable and the convertible debentures.

Summary Cash Flows

	Six Months Ended June 30,
	2021	2020
	(unaudited)
Net cash used by operating activities	$(396,838)	$(463,508)
Net cash used by investing activities	$(14,591)	$-
Net cash provided by financing activities	$227,904	$885,138

Net cash used in operating activities for the six months ended June 30, 2021 was due to the net loss of approximately $530,800 which is primarily attributable to non-cash stock compensation expenses of approximately $600,900. The non-cash stock compensation expense for the six months ended June 30, 2021 is attributable stock options issued to Mr. Carmichael, Mr. Constable, various employees as well as shares issued for services to consultants. The cash used is also the result of increases in current assets, including, accounts receivable, inventory, net, and prepaid expenses that utilized approximately $660,300 offset by increases in current liabilities including accounts payable, other liabilities, and customer deposits, which totaled to approximately $325,900.

Net cash used by investing activities relate primarily to an increase in leasehold improvements, as the company expanded its office space for additional personnel, and lighting in the production areas.

Net cash provided by financing activities in the six months ended June 30, 2021 reflects proceeds from the sale of common stock, proceeds from a new debt agreement, offset by the repayments of notes payable and Marlin Note.

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

We have a history of losses, and an accumulated deficit of $13,486,923 as of June 30, 2021. Despite a working capital surplus of $798,138 at June 30, 2021, the continued losses and cash used in operations raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to continue to increase revenues, control expenses, raise capital, and to continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. As set forth in Note 5 appearing earlier in this report, we owe third parties approximately $50,000 under the terms of convertible debentures that become due in December 2021. In addition, we have an additional $15,000 in loans which are due on demand. We are continuing to engage in discussions with potential sources for additional capital, however, our ability to raise capital is somewhat limited based upon our revenue levels, net losses and limited market for our common stock. If we fail to raise additional funds when needed, or if we do not have sufficient cash flows from operations, we may be required to scale back or cease certain of our operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. The Company’s management, under the supervision and with the participation our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2021. Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report as a result of the continuing material weakness in the Company’s internal control over financial reporting as described in Item 9A. of our 2020 10-K. We do not, however, expect that the weaknesses in our disclosure controls will be remediated until such time as we remediate the material weaknesses in our internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15 under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are a defendant in that certain lawsuit styled Basil Vann, as Personal Representative of the Estate of Jeffrey William Morris v. Brownie’s Marine Group, Inc., Case number CACE19009879 filed on May 6, 2019 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The complaint, which relates to consulting services provided to the Company by the deceased between 2005 and 2017, alleges breach of contract and quantum meruit and is seeking $15,870.97 in unpaid consulting fees together with interest. In April 2020 the Company filed a Motion to Dismiss, and at a hearing held in May 2021 the Court struck certain allegations contained in the complaint, the parties agreed that the quantum meruit allegation is deemed to be an alternative to the breach of contract allegation, but permitted certain other allegations to stand. This matter was settled for $10,000 in July 2021.

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

On June 10, 2021, the Company issued 6,055,358 shares of common stock to the holder of an outstanding convertible debenture pursuant to the conversion of the convertible debenture and accrued interest in the amount of $60,554. The shares of restricted common stock were issued pursuant to the exemption from registration provided by Section 3(a)(9) of the Act. The holder has access to information concerning the Company and is an accredited investor.

Item 3. Defaults Upon Senior Securities

None.

Item 4. MINE SAFETY DISCLOSURE

None.

Item 5. Other Information

On July 30, 2021, the Company entered into a binding term sheet (the “Term Sheet”) with Submersible Systems, LLC, a Florida limited liability corporation (“Submersible”), and Tierra Vista Group, LLC and Summit Holdings V, LLC (Tierra Vista Group and Summit Holdings V, collectively, the “Sellers”), the owners of all of the membership interests of Submersible (the “Membership Interests”). Pursuant to the terms of the Term Sheet, the Company will acquire all of the Membership Interests from the Sellers for an aggregate purchase price of $1,750,000 (the “Purchase Price”), to be paid to the Sellers at closing: (i) by the issuance to the Sellers of three-year convertible promissory notes (each, a “Note”) in the aggregate principal amount of $350,000, at an interest rate of 8% per annum, with each Seller to receive a Note in the principal amount pro rata with the number of Membership Interests such Seller owns of Submersible, and (ii) by the issuance to the Sellers of an aggregate of $1,400,000 shares (the “Shares”) of the Company’s common stock, par value $0.0001 per share, such number of Shares to be calculated based on the volume weighted average price of a share of the Company’s Common Stock on the OTC Markets ("VWAP") for (a) 180 days prior to the date of the Term Sheet, or (b) 180 days prior to the closing date of the transaction, whichever results in a lower VWAP, with each Seller receiving a pro rata portion of the Shares based upon the total number of Membership Interests held by such Seller. The closing and consummation of the transactions contemplated by the Term Sheet are to occur no later than August 31, 2021, and are subject to certain closing conditions and deliveries, including an agreement containing typical representations and warranties by the parties of a transaction of this nature. There are no assurances the transactions will be completed.

On May 26, 2021 the Company adopted an Equity Incentive Plan (the “Plan”). Under the Plan, Stock Options may be granted to Employees, Directors, and Consultants in the form of Incentive Stock Options or Non-statutory Stock Options, Stock Purchase Rights, time vested and/performance invested Restricted Stock, and Stock Appreciation Rights and Unrestricted Shares may also be granted under the Plan. The maximum number of shares that may be issued under the Plan shall be 25,000,000 shares. Common Stock to be issued under the Plan may be either authorized and unissued or shares held in treasury by the Company. The term of the Plan shall be ten years.

Item 6. Exhibits

		Incorporated by Reference			Filed
				Exhibit	or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith

3.1	Articles of Conversion (Nevada)	8-K	10/28/15	3.1

3.2	Certificate of Conversion (Florida)	8-K	10/28/15	3.2

3.3	Articles of Incorporation (Florida)	8-K	10/28/15	3.3

3.4	Articles of Amendment	8-K	12/16/15	3.5

3.5	Bylaws	8-K	10/28/15	3.4

4.1	2021 Equity Incentive Plan				Filed

10.1	Binding Term Sheet dated July 30, 2021	8-K	8/3/2021

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)				Filed

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)				Filed

32.1	Certification Pursuant to Section 1350				Filed

101	XBRL Interactive Data File				Filed

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 2021	Brownie’s marine group, Inc.

	By:	/s/ Christopher H. Constable
Christopher H. Constable
Chief Executive Officer,
principal executive officer

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Chief Financial Officer,
principal financial and accounting officer

