Form 10-Q
period 2021-09-30
Brownie's Marine Group, Inc
filed 2021-11-22
CIK 1166708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 392,498,486 shares of common stock outstanding at November 21, 2021.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “BWMG,” the “Company,” “we,” “our,” “us,” and similar terms refers to Brownie’s Marine Group, Inc., a Florida corporation, and our wholly owned subsidiaries, Trebor Industries, Inc., a Florida corporation (“Trebor”), Brownie’s High Pressure Compressor Services, Inc. (“BHP”), a Florida corporation, BLU3, Inc., a Florida corporation (“BLU3”) and Submersible Systems, Inc., a Florida corporation (“SSI”). In addition, “ Third Quarter 2021” refers to the three month period ended September 30, 2021 and Third Quarter 2020 refers to September 30, 2020, “Second Quarter 2021” refers to the three month period ended June 30, 2021 and Second Quarter 2020 refers to June 30, 2020. “First Quarter 2021” refers to the three month period ended March 31, 2021 and “First Quarter 2020” refers to the three months ended March 31, 2020. “2020” refers to the year ended December 31, 2020 and “2021” refers to the year ending December 31, 2021.

We maintain a corporate website at www.browniesmarinegroup.com. Unless specifically set forth to the contrary, the information which appears on our websites or our social media platforms is not part of this report.

PART I

Item 1. Financial Statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Current Assets
Cash	$738,763	$345,187
Restricted Cash	121,953	-
Accounts receivable - net	249,770	81,251
Accounts receivable - related parties	91,161	67,644
Inventory, net	1,717,140	863,791
Prepaid expenses and other current assets	380,513	111,164
Total current assets	3,299,300	1,469,037

Property, equipment and leasehold improvements, net	279,364	143,413
Operating Lease Assets	518,076	446,981
Intangible Assets, Net	808,361	-
Goodwill	185,264	-
Other assets	17,565	13,649
Total assets	$5,107,930	$2,073,080
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$616,849	$386,977
Accounts payable - related parties	84,935	102,360
Customer deposits and unearned revenue	388,966	20,353
Other liabilities	177,344	100,817
Operating lease liabilities	227,868	107,691
Current maturities long term debt	59,509	151,006
Notes payable	-	50,000
Convertible debentures, net	-	110,000
Total current liabilities	1,555,471	1,029,204

Long term debt	212,257	120,782
Long term convertible debentures, net	337,827	-
Operating lease liabilities	290,385	339,290
Total liabilities	2,395,940	1,489,276
Commitments and contingent liabilities (see note 8)
Stockholders’ equity
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding as of September 30, 2021 and December 31, 2020.	425	425
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; 391,299,010 shares issued and 392,489,486 shares outstanding at September 30, 2021 and 306,185,206 shares issued and outstanding at December 31, 2020, respectively.	39,251	30,620
Common stock payable 138,941 shares and 138,941 shares, respectively as of September 30, 2021 and December 31, 2020.	14	14
Additional paid-in capital	16,699,902	13,508,882
Accumulated deficit	(14,027,602)	(12,956,137)
Total stockholders’ equity	$2,711,990	$583,804

Total liabilities and stockholders’ equity	$5,107,930	$2,073,080

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30

(UNAUDITED)

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Net revenues
Net revenues	$1,288,792	$1,388,630	$3,394,890	$2,990,215
Net revenues - related parties	269,922	282,029	827,511	635,761
Total net revenues	1,558,714	1,670,659	4,222,401	3,625,976
Cost of net revenues
Cost of net revenues	1,008,527	816,570	2,394,242	1,934,332
Cost of net revenues - related parties	130,821	129,115	405,951	316,294
Royalties expense - related parties	19,484	31,804	59,090	54,569
Royalties expense	24,854	13,379	79,809	41,306
Total cost of revenues	1,183,686	990,868	2,939,092	2,346,501
Gross profit	375,028	679,791	1,283,309	1,279,475
Operating expenses
Selling, general and administrative	882,937	591,998	2,443,579	1,834,039
Research and development costs	26,655	28,802	69,074	84,890
Total operating expenses	909,592	620,800	2,152,653	1,918,929
Income (Loss) from operations	(534,564)	58,991	(1,229,344)	(639,454)
Other income (expense), net
Gain on settlement of debt	-	-	10,000	-
Gain on the forgiveness of PPP loan	-	-	159,600	-
Interest expense	(6,115)	(2,456)	(11,721)	(14,746)
Income (Loss) income before provision for income taxes	(540,679)	56,535	(1,071,465)	(654,200)
Provision for income taxes	-	-	-	-
Net Income (Loss)	(540,679)	56,535	(1,071,465)	(654,200)
Basic income (loss) per common share	$(0.00)	$0.00	$(0.00)	$(0.00)
Basic weighted average common shares outstanding	342,827,940	301,107,923	328,103,475	283,471,765
Diluted income (loss) per common share	$(0.00)	$0.00	$(0.00)	$(0.00)
Diluted weighted average common shares outstanding	342,827,940	320,969,382	328,103,475	283,471,765

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(Unaudited)

	Preferred Stock		Common Stock		Common Stock Payable		Additional		Total
	Shares Outstanding	Par	Shares Outstanding	Par	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders Equity
Balance, December 31, 2020	425,000	$425	306,185,206	$30,620	138,941	$14	$13,508,882	$(12,956,137)	583,804

Common stock issued for cash	-	-	27,500,000	2,750			272,250	-	275,000
Common stock issued for services	-	-	3,116,279	312			124,688	-	125,000
Stock Option Expense	-	-					218,505	-	218,505
Common stock issued to for conversion of convertible debentures and accrued interest	-	-	422,209	42			14,735		14,777
Net loss	-	-	-	-	-	-	-	(440,981)	(440,981)
Balance, March 31, 2021(unaudited)	425,000	$425	337,223,694	$33,724	138,941	$14	$14,139,060	$(13,397,118)	$776,105
Stock Option Expense	-	-					257,370	-	257,370
Common stock issued to for conversion of convertible debentures and accrued interest	-	-	6,055,358	606			59,948		60,554
Net loss	-	-	-	-	-	-	-	(89,805)	(89,805)
Balance, June 30, 2021 (unaudited)	425,000	$425	343,279,052	$34,330	138,941	$14	$14,456,378	$(13,486,923)	$1,004,224
Common stock issued for cash	-	-	14,600,000	1,460			363,540	-	365,000
Common stock issued for acquisition			27,305,442	2,731			1,447,188	-	1,449,919
Beneficial conversion features	-	-					12,480	-	12,480
Common stock issued for services	-	-	1,190,476	119			55,833	-	55,952
Stock Option Expense	-	-					303,949	-	303,949
Common stock issued to for conversion of convertible debentures and accrued interest	-	-	6,114,516	611			60,534	-	61,145
Net loss	-	-	-	-	-	-	-	(540,679)	(540,679)
Balance, September 30, 2021(unaudited)	425,000	$425	392,489,486	$39,251	138,941	$14	$16,699,902	$(14,027,602)	$2,711,990

	Preferred Stock		Common Stock		Common Stock Payable		Additional		Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance, December 31, 2019	425,000	$425	225,540,501	$22,554	138,941	$14	$11,338,104	$(11,604,518)	$(243,421)
Common stock issued for cash	-	-	2,647,065	265	-	-	44,735	-	45,000
Common stock issued for exercise of warrants	-	-	12,500,000	1,250	-	-	123,750	-	125,000
Stock option expense	-	-	-	-	-	-	96,290	-	96,290
Incentive bonus shares to CEO	-	-	20,000,000	2,000	-	-	(720)	-	1,280
Net Loss	-	-	-	-	-	-	-	(296,693)	(296,693)
Balance, March 31, 2020 (unaudited)	425,000	$425	260,687,566	$26,069	138,941	$14	$11,602,159	$(11,901,211)	$(272,544)
Common stock issued for cash	-	-	20,000,000	2,000	-	-	498,000	-	500,000
Common stock issued for warrants	-	-	10,000,000	1,000	-	-	99,000	-	100,000
Common stock issued for services	-	-	5,000,000	500	-	-	222,000	-	222,500
Incentive shares issued to employees	-	-	5,322,602	532	-	-	233,968	-	234,500
Stock option expense	-	-	-	-	-	-	218,505	-	218,505
Net Loss	-	-	-	-	-	-	-	(414,042)	(414,042)
Balance, June 30, 2020 (unaudited)	425,000	$425	301,010,168	$30,101	138,941	$14	$12,873,632	$(12,315,253)	$588,919
Common stock issued for services	-	-	1,745,000	175	-	-	28,046	-	28,221
Incentive shares issued to employees	-	-	280,038	28	-	-	5,862	-	5,890
Stock option expense	-	-	-	-	-	-	218,505	-	218,505
Net Loss	-	-	-	-	-	-	-	56,535	56,535
Balance, September 30, 2020 (unaudited)	425,000	$425	303,035,206	$30,304	138,941	$14	$13,126,045	$(12,258,718)	$898,070

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30

(unaudited)

	2021	2020
Cash flows from operating activities:
Net loss	$(1,071,465)	$(654,200)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	29,717	14,777
Amortization of debt discount	307	-
Amortization of right-of-use asset	89,087	72,663
Loss on debt extinguishment	-	(2,098)
Common Stock issued for services	180,952	250,721
Incentive bonus shares issued to CEO and employees	-	241,670
Reserve (recovery) for bad debt	32,079	-
Stock Based Compensation - Options	779,824	533,300
Gain on settlement of debt	(10,000)	-
Gain on Forgiveness of PPP loan	(159,600)	-
Changes in operating assets and liabilities
Change in accounts receivable, net	(172,246)	24,234
Change in accounts receivable - related parties	(23,517)	(6,062)
Change in inventory	(416,993)	(114,482)
Change in prepaid expenses and other current assets	(262,666)	(60,791)
Change in other assets	18,089	5,000
Change in accounts payable and accrued liabilities	89,818	(138,784)
Change in customer deposits and unearned revenue	368,613	(81,845)
Change in long term lease liability	(88,911)	(72,663)
Change in other liabilities	65,195	(42,442)
Change in accounts payable - related parties	(17,425)	(127,145)
Net cash used in operating activities	(569,142)	(158,147)
Cash flows from investing activities:
Cash acquired from acquisition	541,378	-
Purchase of fixed assets	(23,677)	(5,500)
Net cash provided by (used in) investing activities	517,701	(5,500)
Cash flows from financing activities:
Proceeds from issuance of common stock	275,000	-
Proceeds from issuance of units	365,000	545,000
Proceeds from exercise of Warrants	-	225,000
Proceeds of debt	-	159,600
Repayment on notes payable	(40,000)	(45,000)
Repayment of debt	(33,030)	(21,982)
Net cash provided by (used in) financing activities	566,970	862,618
Net change in cash	515,529	698,971
Cash, beginning of period	345,187	70,620
Cash and restricted cash, end of period	$860,716	$769,591
Supplemental disclosures of cash flow information:
Cash Paid for Interest	$12,678	$8,157
Cash Paid for Income Taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Loan payable for purchase of vehicle	$-	$55,841
Common Stock issued for acquisition	$1,449,919	$-
Convertible note issued for acquisition	$350,000	$-
Beneficial conversion feature on the convertible notes issued for acquisition	$12,480	$-
Operating lease asset obtained for operating lease liability	$160,182	$-
Equipment obtained through financing	$76,448	$-
Common stock issued for the conversion of convertible debentures and accrued interest	$136,476	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Company Overview

Brownie’s Marine Group, Inc., a Florida corporation (hereinafter referred to as” the “Company,” or “BWMG”), (1) designs, tests, manufactures and distributes recreational hookah diving, scuba and water safety products through its wholly owned subsidiary Trebor Industries, Inc., a Florida corporation organized in 1981 (“Trebor”), (2) manufactures and sells high pressure air and industrial compressor packages, yacht based scuba air compressor and nitrox generation systems through its wholly owned subsidiary Brownie’s High Pressure Compressor Services, Inc., a Florida corporation organized in 2017 (“BHP”), doing business as LW Americas (“LWA”). And (3) develops and markets portable battery powered surface supplied air dive systems through its wholly owned subsidiary BLU3, Inc., a Florida corporation (“BLU3”). On September 3, 2021, the Company, entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Submersible Acquisition, Inc., a Florida corporation and wholly owned subsidiary of the Company (“Acquisition Sub”), Submersible Systems, Inc., a Florida corporation (“Submersible” or SSI), and Summit Holdings V, LLC, a Florida limited liability company (“Summit”) and Tierra Vista Group, LLC, a Florida limited liability company (“Tierra Vista” and, together with Summit, the “Sellers”), the owners of all of the capital stock of Submersible organized in 2017, pursuant to which Acquisition Sub merged with and into Submersible (the “Merger”), and Submersible, the surviving corporation, became a wholly owned subsidiary of the Company.

Submersible is a manufacturer of high pressure tanks and redundant air systems for the military and recreational diving industries, based in Huntington Beach, California. SSI manufactures tanks and it redundant/rescue air systems in its facility in Huntington Beach, California and sells its products to governments, militaries, private companies and the dive industry throughout the world.

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

Principles of Consolidation

The consolidated financial statements include the accounts of BWMG and its wholly owned subsidiaries, Trebor, BHP, BLU3 and SSI. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and cash equivalents

Only highly liquid investments with original maturities of 90 days or less are classified as cash and equivalents. These investments are stated at cost, which approximates market value.

Accounts receivable

Accounts receivable consist of amounts due from the sale of all of our products to wholesale and retail customers. The allowance for doubtful accounts is estimated based on historical customer experience and industry knowledge. The allowances for doubtful accounts totaled $46,554 and $16,872 at September 30, 2021 and December 31, 2020, respectively.

Inventory

Inventory consists of the raw material, parts that make up the items that we manufacture, and finished goods. For the year ended December 31, 2020, the Company recorded reserves for obsolete or slow-moving inventory of approximately $227,657. No additional reserve for obsolete or slow-moving inventory during the nine months ended September 30, 2021.

	September 30, 2021 (unaudited)	December 31, 2020

Raw materials	$976,507	$408,841
Work In Process	100,285	-
Finished goods	640,648	454,950
Inventory, net	$1,717,140	$863,791

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

We categorize leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of September 30, 2021. Our leases generally have terms that range from three years for equipment and five to twenty years for property. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

For the three and nine months ended September 30, 2021 the lease expenses were approximately $39,000 and $108,000, respectively, and approximately $33,000 and $98,000 for the three and nine months ended September 30, 2020, respectively. Cash paid for operating liabilities for the nine months ended September 30, 2021 was approximately $98,000 and $95,000 for the nine months ended September 30, 2020.

During the three months ended September 30, 2021, the Company recorded the operating lease asset and liability directly related to its acquisition of SSI. The increase to the operating asset and the operating liability from the acquisition of SSI was $160,182.

Supplemental balance sheet information related to leases was as follows:

Operating Leases	September 30, 2021
Right-of-use assets	$518,076

Current lease liabilities	$227,868
Non-current lease liabilities	290,385
Total lease liabilities	$518,253

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

Loss per common share

Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. At September 30, 2021 and September 30, 2020, 245,297,740 and 175,134,884, respectively, of potentially dilutive shares were not recognized as their inclusion would be anti-dilutive. These shares reflect shares potentially issuable under convertible notes, outstanding warrants, outstanding stock options and the conversion of preferred stock.

Recent accounting pronouncements

The recent accounting standards that have been issued or proposed by the Financial Accounting Standards Board (FASB) or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Note 3. Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. For the nine months ended September 30, 2021, the Company incurred a net loss of $1,071,465 of which $960,776 is non-cash stock related compensation. At September 30, 2021, the Company has an accumulated deficit of $14,027,602. Despite a working capital surplus of approximately $1,743,829 at September 30, 2021, the continued losses and cash used in operations raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, control expenses, raise capital, and to continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4. Related Party Transactions

The Company sells products to three entities, Brownies Southport Divers, Brownies Yacht Toys and Brownies Palm Beach Divers, owned by the brother of Mr. Robert M. Carmichael, the Company’s President and Chief Financial Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers with similar sales volumes. These entities accounted for 17.3% and 16.9% of the net revenues for the three months ended September 30 2021 and 2020, respectively, and 19.6% and 17.5% for the nine months ended September 30, 2021 and 2020 respectively. Accounts receivable from these entities totaled $67,596 and $44,323, respectively, at September 30, 2021 and December 31, 2020.

The Company sells products to Brownie’s Global Logistics, LLC. (“BGL”) and 940 Associates, Inc. (“940 A”), entities wholly-owned by Mr. Carmichael. Terms of sale are more favorable than those extended to BWMG’s regular customers, but no more favorable than those extended to Brownie’s strategic partners. Accounts receivable from the combined entities and Mr. Carmichael totaled $23,565 and $23,321 at September 30, 2021 and December 31, 2020, respectively.

The Company had accounts payable to related parties of $84,935 and $102,360 at September 30, 2021 and December 31, 2020, respectively. The balance payable at September 30, 2021 is comprised of $5,000 due to Robert Carmichael, and $79,935 to BGL. At December 31, 2020 this account was comprised of $5,000 due to Robert Carmichael, and $97,360 due to BGL.

The Company has Exclusive License Agreements with 940 A to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. This Exclusive License Agreement provides that the Company will pay 940 A 2.5% of gross revenues per quarter as a royalty. Total royalty expense for the three months ended September 30, 2021 and 2020 were $19,484 and $31,804, respectively and $59,090 and $54,569 for the nine months ended September 30, 2021 and 2020, respectively. The accrued royalty for September 30, 2021 is $4,722 and it is included in other liabilities.

On March 25, 2021, the Company issued 27,500,000 shares of common stock to Mr. Charles F. Hyatt, a member of our Board of Directors in consideration of $275,000.

As of September 30, 2021, options to purchase 25,000,000 shares of common stock held by Mr. Carmichael vested in accordance with Carmichael Option agreement as further discussed in Note 7 of these financial statements.

On August 1, 2021 as part of the Blake Carmichael Agreement the company is obligated to enter into a Non-Qualified Stock Option agreement with Blake Carmichael as part of his employment agreement. Under the terms of the Blake Carmichael agreement, the Company will enter into an option contract that will grant Blake Carmichael a 5 year option to purchase 3,759,400 shares of the Company’s common stock at an exercise price of $.0399, (the “BC Compensation Options”). The BC Compensation Options vest 33.3% upon the execution of the agreement, 33% at the first anniversary date and 33% upon the second anniversary date. As part of the Blake Carmichael Agreement the company is also obligated to enter into a Non-Qualified Stock option agreement (the “BC Bonus Options”) that will grant Blake Carmichael a 5-year option to purchase up to 18,000,000 shares to be vested annually on a contract year basis, based upon the achievement of certain financial metrics tied to Revenue and EBITDA.

On September 1, 2021, the Company issued Mr. Charles F. Hyatt, a member of our Board of Directors, 10,000,000 units of the securities of the Company, with the unit consisting of 1 share of common stock and 1 two year common stock purchase warrants exercisable at $0.025 per share in consideration of $250,000.

On September 1, 2021, the Company issued Ms. Grace Hyatt, the adult child of a member of our Board of Directors, 600,000 units of the securities of the Company, with the unit consisting of 1 share of common stock and 1 two year common stock purchase warrants exercisable at $0.025 per share in consideration of $15,000.

Note 5. Convertible Debentures and Notes Payable

Convertible Debentures

Convertible debentures consisted of the following at September 30, 2021:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Original Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Reg.
8/31/11	8/31/13	5%	10,000	(4,286)	-	-	-	-	(1)
12/01/17	12/31/21	6%	50,000	(12,500)	-	-	-	-	(2)
12/05/17	12/31/21	6%	50,000	(12,500)		-			(3)
9/03/21	9/03/24	8%	346,500	(12,355)	346,500	(12,051)	334,449	2,310	(4)
9/03/21	9/03/24	8%	3,500	(125)	3,500	(122)	3,378	23	(5)
					$350,000	$(12,173)	$337,827	$2,333

(1)	The Company borrowed $10,000 in exchange for a convertible debenture (the “Hoboken Convertible Note”). The holder at its option may convert all or part of the note plus accrued interest into common stock at a price of 30% discount as determined from the average four highest closing bid prices over the preceding five trading days. The Company valued the beneficial conversion feature of the convertible debenture at $4,286, which was accreted to interest expense over the period of the note. On February 22, 2021, this note and accrued interest of $4,777 were converted by the holder for 422,209 shares of common stock in accordance with the terms of the note.

(2)	On December 1, 2017, the Company entered into a $50,000 principal amount 6% secured convertible promissory note, initially due December 1, 2018, subject to extension. The note is secured with such assets of the Company equal to the principal and accrued interest, is guaranteed by the Company’s wholly-owned subsidiaries, Trebor and BHP and the personal guarantee of Mr. Carmichael.

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

The conversion price under the note initially ranged from $0.02 per share if converted in the first year to $0.125 per share if converted in year five. The lender may convert at any time until the note plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender will be limited to maximum conversion of 9.99% of the outstanding common stock of the Company at any one time. In 2019, the note was extended for one additional year to December 31, 2019 with a reduction in the conversion price to $0.01 per share. The Company recorded a loss on extinguishment of debt of $99,000 upon the modification of conversion price. The maturity date was further extended to December 31, 2021. On August 18, 2021, this note and accrued interest of $11,145 were converted by the holder for 6,114,516 shares of common stock in accordance with the terms of the note.

(4)	On September 3, 2021, the Company entered into a $346,500 note payable to Summit Holding V, LLC as part of the acquisition of SSI. The note carries 8% unsecured convertible promissory note, due September 3, 2024. Payments on the note are to be equivalent to 50% of the adjusted net profit of Submersible Systems, Inc. payable calendar quarterly. Interest is payable in company stock at the conversion price of $.051272 and shall be paid quarterly. The note holder may convert any outstanding principal and unpaid interest at a conversion rate of $.051272 at any time up to the maturity date of the note. The Company recorded $12,355 for the beneficial conversion feature.

(5)	On September 3, 2021, the Company entered into a $3,500 note payable to Tierra Vista Partners, LLC as part of of the acquisition of SSI. The note carries 8% unsecured convertible promissory note, due September 3, 2024. Payments on the note are to be equivalent to 50% of the adjusted net profit of Submersible Systems, Inc. payable calendar quarterly. Interest is payable in company stock at the conversion price of $.051272 and shall be paid quarterly. The note holder may convert any outstanding principal and unpaid interest at a conversion rate of $.051272 at any time up to the maturity date of the note. The Company recorded $125 for the beneficial conversion feature.

Notes Payable

Gonzales Note

The Company issued an unsecured, non-interest-bearing note of $200,000 with Mr. Tom Gonzales on July 1, 2013. The note is payable upon demand. The Company made repayments totaling $40,000 during the nine months ended September 30, 2021, fully repaying the note. The note was paid in full as of September 30, 2021 and had a balance of $40,000 December 31, 2020.

Hoboken Note

The Company issued an unsecured, non-interest-bearing note of $10,000 with Hoboken Street Association on October 15, 2016. The note was forgiven as part of the conversion of the Hoboken Convertible Note on February 22, 2021 as described above. The company recorded a gain on settlement of debt of $10,000. The note balance as of September, 2021 and December 31, 2020 was $0 and $10,000, respectively.

Loan Payable

Marlin Note

On September 30, 2019 the Company, via its wholly owned subsidiary BLU3, executed an equipment finance agreement for the purchase of certain plastic molding equipment through Marlin Capital Solutions. The initial principal balance was $96,725 payable over 36 equal monthly installments of $3,144 (the “Marlin Note”). The equipment finance agreement contains customary events of default. The loan balance was $35,665 as of September 30, 2021

Payment Amortization
2021 (3 months remaining)	$8,570
2022	27,095
Total Loan Payments	$35,665
Current portion of Loan payable	(35,665)
Non-Current Portion of Loan Payable	$-

Mercedes Benz Note

On August 21, 2020, the Company executed an installment sales contract with Mercedes Benz Coconut Creek for the purchase of a 2019 Mercedes Benz Sprinter delivery van. The installment agreement was for $55,841 with a zero interest rate payable over 60 months with a monthly payment of $931 and is personally guaranteed by Mr. Carmichael. The first payment was due on October 5, 2020. The loan balance as of September 30, 2021 is $44,673.

Payment Amortization
2021 (3 months remaining)	$2,793
2022	$11,168
2023	$11,168
2024	$11,168
2025 and thereafter	$8,376
Total note payments	$44,673
Current portion of note payable	$(11,168)
Non-Current Portion of notes payable	$33,505

Navitas Note

On May 19, 2021 the Company, via its wholly owned subsidiary BLU3, executed an equipment finance agreement financed for the purchase of certain plastic molding equipment through Navitas Credit Corp. (“Navitas”). The amount financed is $79,309 payable over 60 equal monthly installments of $1,611 (the “Navitas Note”). The equipment finance agreement contains customary events of default. The agreement was fully funded as of September 30, 2021.

Payment Amortization
2021 (3 months remaining)	$2,837
2022	12,974
2023	14,403
2024	15,991
2025	17,753
Balance	11,310
Total Note Payments	$75,268
Current portion of Note payable	(12,676)
Non-Current Portion of Note Payable	$62,592

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

The term of the note is two years, though it may be payable sooner in connection with an event of default under the note. The SBA Loan carries a fixed interest rate of one percent per year, and a monthly payment of $8,983, with the first payment due seven months from the date of initial cash receipt. Under the CARES Act and the PPP, certain amounts of loans made under the PPP may be forgiven if the recipients use the loan proceeds for eligible purposes, including payroll costs and certain rent or utility costs, and meet other requirements regarding, among other things, the maintenance of employment and compensation levels. We used the SBA Loan for qualifying expenses and have applied for forgiveness of the SBA Loan in accordance with the terms of the CARES Act. On April 28, 2021, the Company was notified by South Atlantic Bank that the SBA Loan was forgiven in full under the terms of the CARES Act. The company recorded the forgiveness as a gain on the forgiveness of the PPP loan of $159,600 on our condensed consolidated income statement.

The note balance as of September 30, 2021 and December 31, 2020 was $0 and $159,600, respectively.

PPP Loan – Submersible Systems, Inc.

On May 12, 2020, SSI received an unsecured loan from City National Bank in the principal amount of $116,160 (the “Submersible SBA Loan”), under the CARES act.

The term of the note is two years, though it may be payable sooner in connection with an event of default under the note. The Submersible SBA Loan carries a fixed interest rate of one percent per year, and a monthly payment of $6,925, with the first payment due seven months from the date of initial cash receipt. As part of the forgiveness application and directly related to the acquisition of SSI by the Company, SSI was required to place $121,953 in an escrow account until forgiveness is determined and City National Bank has been paid in full by the SBA. On October 15, 2021, the Company was notified by City National Bank that the Submersible SBA Loan was forgiven in full under the terms of the CARES Act. The restricted cash in escrow was released in full by the bank as a result of this forgiveness on November 8, 2021.

The note balance as of September 30, 2021 and December 31, 2020 was $116,160 and $0 respectively.

Note 6. Business Combination

Merger with Submersible Systems, Inc.

On September 3, 2020, the Company completed its merger with Submersible Systems, Inc. Under the terms of the Merger Agreement, the Company paid $1.79 million in consideration consisting of the issuance of 27,305,442 shares of its common stock (valued at $1.4 million), the issuance of $350,000 in 8% unsecured convertible promissory notes in exchange for all of the equity of Submersible. The 27,305,442 shares of the Company’s common stock issued for the $1.44 million in consideration are subject to leak out agreements whereby the shareholders are unable to sell or transfer based upon the following:

Holding Period from Closing Date	Percentage of shares eligible to be sold or transferred
6 months	Up to 12.5%
9 months	Up to 25.0%
24 months	Up to 75.0%
36 months	Up to 100.0%

The Leak-Out Provision may be waived by the Company, upon written request by a Seller, if the Company is trading on either the NYSE American or Nasdaq, and has a rolling 30-day average trading volume of 50,000 shares per day; provided, however, that (i) only up to five percent (5%) of the previous days total volume can be sold in one day by a Seller; and (ii) the Seller can only sell through executing trades “On the Offer.”

The transaction costs associated with the Merger were $65,000 in legal fees paid in $40,000 in cash, and 1,190,476 shares of the Company’s common stock with a fair value of $55,952. The common stock for these transaction costs will be issued subsequent to September 30, 2021.

Fair Value of Consideration Transferred and Recording of Assets Acquired

The following table summarizes the acquisition date fair value of the consideration paid, identifiable assets acquired, and liabilities assumed including an amount for goodwill:

Common stock, 27,305,442 shares at fair market value	$1,449,919
8% Unsecured, Convertible promissory note payable to seller	350,000
Total purchase price	$1,799,919

Tangible assets acquired	$1,094,326
Liabilities assumed	(294,671)
Net tangible assets acquired	799,655

Identified Intangible Assets
Customer Relationships	$672,000
Trademarks	121,000
Non-compete agreements	22,000
Total Intangible Assets	815,000

Goodwill	$185,264

Total purchase price	$1,799,919

In determining the number of shares of the common stock issued, the Company considered the value of the stock as defined the Merger Agreement to be the calculated based on the volume weighted average price of a share of the Company’s common stock on the OTC Markets (“VWAP”) for (i) 180 days prior to the date of the parties’ execution and delivery of the binding term sheet for the Merger or (ii) 180 days prior to the closing date of the Merger, whichever results in a lower VWAP. Based on this calculation, the Company utilized calculation (i) resulting in a conversion price of $.051271831. This conversion price resulted in the issuance of 27,305,442 shares of common stock with a fair value of $1,449,919 on the closing date.

Inventory was assessed at the time of closing as to its fair value, and it was determined that a step-up analysis was necessary in order to evaluate the fair value of the inventory at the time of closing. The step up represents the net profit that would be attained when the inventory is sold. The key assumptions used in this analysis is a gross margin of 38.3% and selling costs of 5.0%, The analysis resulted in a necessary step up of $31,000 at the time of closing.

Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the acquisition is attributable to the value of the potential expanded market opportunity with new customers. The goodwill is not expected to be deductible for tax purposes.

As of September 30, 2021, the Company has recorded an estimated fair value of the intangible assets and goodwill of $1,198,264 based on a preliminary purchase price allocation prepared by management. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the preliminary purchase price allocation period, we record adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined

Pro Forma Information

The following is the unaudited pro forma information assuming all business acquisitions occurred on January 1, 2021. For all of the business acquisitions depreciation and amortization have been included in the calculation of the below pro forma information based upon the actual acquisition costs.

Nine months ended September 30, 2021
Revenue	$5,258,139
Net Loss	$(1,087,932)
Basic and Diluted Loss per Share	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	346,431,786

The information included in the pro forma amounts is derived from historical information obtained from the sellers of the businesses. The pro forma amounts above for basic and diluted weighted average shares outstanding have been adjusted to include the stock issued in connection with the acquisition of SSI.

Note 7. Goodwill and Intangible Assets, Net

The following table sets for the changes in the carrying amount of the Company’ Goodwill for the quarter ended September 30, 2021

2021
Balance, January 1	$-
Acquisitions of Submersible Systems, Inc.	185,264
Balance, September 30	$185,264

The following table sets for the components of the Company’s intangible assets at September 30, 2021:

	Amortization Period (Years)	Cost	Accumulated Amortization	Net Book Value

Intangible Assets Subject to amortization
Trademarks	15	$121,000	$(672)	$120,328
Customer Relationships	10	672,000	(5,600)	666,400
Non-Compete Agreements	5	22,000	(367)	21,633
Total		$815,000	$(6,639)	$808,361

The aggregate amortization remaining on the intangible assets as of September 30, 2021 is a follows:

Intangible Amortization
2021 (3 Months)	$19,917
2021	79,667
2022	79,667
2023	79,667
2024	79,667
Thereafter	469,776
Total	$808,361

Note 8. Shareholders’ Equity

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

On September 1, 2021, the Company issued Mr. Charles F. Hyatt, a member of our Board of Directors, 10,000,000 units of the securities of the Company, with the unit consisting of 1 share of common stock and 1 two year common stock purchase warrants exercisable at $0.025 per share in consideration of $250,000. The Company did not pay any fees or commissions in connection with the sale of the unit.

On August 18, 2021, the Company issued 6,114,516 shares of common stock related to the conversion of a convertible debenture and accrued interest of $61,145.

On September 1, 2021, the Company issued Ms. Grace Hyatt, the adult child of a member of our Board of Directors, 600,000 units of the securities of the Company, with the unit consisting of 1 share of common stock and 1 two year common stock purchase warrants exercisable at $0.025 per share in consideration of $15,000. The Company did not pay any fees or commissions in connection with the sale of the unit.

On September, 2021, the Company issued 4,000,000 units of the securities of the Company to three accredited investors, with the unit consisting of 1 share of common stock and 1 24 month common stock purchase warrants exercisable at $0.025 per share in consideration of $100,000. The Company did not pay any fees or commissions in connection with the sale of the unit.

On September 3, 2021, the Company issued 273,054 shares of common stock to Tierra Vesta Group as part of the purchase agreement of Submersible Systems, Inc. with a fair value of $14,499.

On September 3, 2021, the Company issued 27,032,388 shares of common stock to Summit Holdings V, LLC. as part of the purchase agreement of Submersible Systems, Inc. with a fair value of $1,435,420.

On September 22, 2021, the Company issued a law firm 1,190,476 shares of common stock with a fair value of $55,952 as partial   consideration for its legal services related to acquisition of SSI.

Preferred Stock

During the second quarter of 2010, the holder of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of blank check preferred stock. The blank check preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company from time to time in accordance with the provisions of the Florida Business Corporation Act. In April 2011 the Board of Directors designated 425,000 shares of the blank check preferred stock as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into a share of the Company’s common stock at any time at the option of the holder at a conversion price of $18.23 per share. Holders of shares of Series A Convertible Preferred Stock are entitled to 250 votes for each share held. The Company’s common stock and Series A Convertible Preferred Stock vote together as on any matters submitted to our shareholders for a vote. As of September 30, 2021, and December 31, 2020, the 425,000 shares of Series A Convertible Preferred Stock are owned by Mr. Carmichael.

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

Equity Compensation Plan Information as of September 30, 2021:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted – average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans Approved by Security Holders	2,075,000	$.0434	22,925,000
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	2,075,000	$.0434	22,925,000

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

Effective July 29, 2019, the Company issued Mr. Carmichael options to purchase up to 20,761,904 shares of common stock. The options were issued pursuant to a Grant Agreement and are exercisable at $0.018 per share for a period of five years from the date of issuance, subject to vesting over a period of six months. The fair value of the options totaled $87,147 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 2.01%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 172%. These stock options were fully expensed during the year ending December 31, 2020.

Effective January 6, 2020, the Company issued options to purchase up to 2,000,000 shares of common stock to Mr. Jeffrey Guzy, then a member of the Board of Directors of the Company. The options were issued pursuant to a stock option grant agreement and is exercisable at $0.0229 per share for a period of three years from the date of issuance. The options were immediately vested. The fair value of the options on the date of the grant was $40,107 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 1.55%, ii) expected life of 1.5 years, iii) dividend yield of 0%, iv) expected volatility of 250%. These stock options were fully expensed during the year ending December 31, 2020.

Effective January 11, 2020, the Company issued options to purchase up to 2,000,000 shares of common stock to BizLaunch Advisors, LLC. The options were issued pursuant to a professional services agreement and are exercisable at $0.0229 per share for a period of three years from the date of issuance. The options were immediately vested. The fair value of the options on the date of the grant was $40,097 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 1.54%, ii) expected life of 1.5 years, iii) dividend yield of 0%, iv) expected volatility of 250%. These stock options were fully expensed during the year ending December 31, 2020.

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

The fair value of the Carmichael Option on the date of the grant was $4,370,109 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of .26%, ii) expected life of 1.5 years, iii) dividend yield of 0%, iv) expected volatility of 320%. The Company analyzed the likelihood that the vesting qualifications would be met. As of June 30, 2021, 25,000,000 of options were vested as the targeted net revenues were reached and fully expensed. The second net revenue target was 50% reached. Therefore, stock option expense recognized during the nine months ended September 30, 2021 for this option was $655,517.

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

The fair value of the Bonus Options on the date of the grant was $578,082 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of .14%, ii) expected life of 2.0 years, iii) dividend yield of 0%, iv) expected volatility of 312.2%. The Company analyzed the likelihood that the vesting qualifications would be met, and as of September 30, 2021, deemed that the Company met the qualifications for 2 quarters for tranche one of the options. Therefore, stock option expense recognized during the nine months ended September 30, 2021 for this option was $58,400.

Effective June 14, 2021 the Company issued options to purchase up to an aggregate of 1,125,000 shares of common stock to various employees under the Plan. The options were issued pursuant to a stock option grant agreements and are exercisable at $0.036 per share for a period of four years from the date of issuance, with 12.5% of the options vesting each fiscal quarter over a period of two years. The fair value of the options totaled $38,369 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of .21%, ii) expected life of 2 years, iii) dividend yield of 0%, iv) expected volatility of 304.77%. The stock options expense recognized for the nine months ended September 30, 2021 was $9,594.

On August 1, 2021 as part of the Blake Carmichael Employment Agreement (as defined below), the Company is obligated to enter into a Non-Qualified Stock Option agreement with Blake Carmichael. Under the terms of the Blake Carmichael Employment agreement, the Company will enter into an option contract that will grant Blake Carmichael a 5 year option to purchase 3,759,400 shares of the Company’s common stock at an exercise price of $.0399, (the “BC Compensation Options”). The BC Compensation Options vest 33.3% upon the execution of the agreement, 33% at the first anniversary date and 33% upon the second anniversary date. The fair value of the options on the date of the grant was $149,076 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of .25%, ii) expected life of 2.5 years, iii) dividend yield of 0%, iv) expected volatility of 346.36%. The Company expensed $49,692 as of September 30, 2021.

As part of the Blake Carmichael Agreement the company is also obligated to enter into a Non-Qualified Stock option agreement (the “BC Bonus Options”) that will grant Blake Carmichael a 5-year option to purchase up to 18,000,000 shares to be vested annually on a contract year basis, based upon the achievement of certain financial metrics tied to Revenue and EBITA. The fair value of the BC Bonus Options was $713,777 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of .25%, ii) expected life of 2.5 years, iii) dividend yield of 0%, iv) expected volatility of 346.36%, v) exercise price of .0399 per share. The measurement period for these options began in August, 2021 The Company deemed that there was no option expense to be recognized for the nine months ended September 30, 2021.

During the Third Quarter, 2021 the Company issued options to purchase up to an aggregate of 175,000 shares of common stock to two employees under the Plan. The options were issued pursuant to stock option grant agreements and are exercisable at a range of $.044 to $.049 per share for a periods ranging from three to four years of from the date of issuance, with quarterly vesting periods over one to two years. The fair value of the options totaled $7,149 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate from .155% to .20%, ii) expected life of 1.5 to 2 years, iii) dividend yield of 0%, iv) expected volatility of 249.38% to 287.12%. The stock options expense recognized for the nine months ended September 30, 2021 was $1,494.

Effective September 3, 2021 the Company issued options to purchase up to an aggregate of 300,000 shares of common stock to Christeen Buban, President of SSI under the Plan. The options were issued pursuant to the Buban Agreement and a stock option grant agreement and is exercisable at $0.053 per share for a period of five years from the date of issuance, with 12.5% of the options vesting each fiscal quarter over a period of two years. The fair value of the options totaled $15,814 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of .315%, ii) expected life of 2.5 years, iii) dividend yield of 0%, iv) expected volatility of 339.21%. The stock options expense recognized for the nine months ended September 30, 2021 was $1,977.

As part of the Buban Agreement the company is also obligated to enter into a Non-Qualified Stock option agreement (the “Buban Bonus Options”) that will grant Mrs. Buban a 5-year option to purchase up to 7,110,000 shares to be vested annually on a contract year basis, based upon the achievement of certain financial metrics tied to Revenue and EBITA. The fair value of the Buban Bonus Options was $374,786 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of .3150%, ii) expected life of 2.5 years, iii) dividend yield of 0%, iv) expected volatility of 339.21%, v) exercise price of .0531 per share. The measurement period for these options began on September 3, 2021. The company deemed that there was no option expense to be recognized for the nine months ended September 30, 2021.

Effective September 3, 2021 the Company issued options to purchase up to an aggregate of 500,000 shares of common stock to various employees of SSI under the Plan. The options were issued pursuant to a stock option grant agreement and is exercisable at $0.0531 per share for a period of four years from the date of issuance, with 12.5% of the options vesting each fiscal quarter over a period of two years. The fair value of the options totaled $25,201 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of .21%, ii) expected life of 2 years, iii) dividend yield of 0%, iv) expected volatility of 276.1%. The stock options expense recognized for the nine months ended September 30, 2021 was $3,150.

A summary of the Company’s outstanding stock options as of December 31, 2020, and changes during the nine months ended September 30, 2021 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding - December 31, 2020	199,730,020	$0.0185	2.84	$168,892
Granted	30,969,400	0.0432
Forfeited	(25,000)	0.036
Exercised	-	-
Outstanding – September 30, 2021 (unaudited)	230,674,420	$0.0281	2.45
Exercisable – September 30, 2021 (unaudited)	71,295,653	$0.0185	2.41	$1,175,136

Warrants

On September 1, 2021, the Company issued Mr. Charles F. Hyatt, a member of our Board of Directors, 10,000,000 units of the securities of the Company, with the unit consisting of 1 share of common stock and 1 two year common stock purchase warrants exercisable at $0.025 per share in consideration of $250,000. The Company did not pay any fees or commissions in connection with the sale of the unit.

On September 1, 2021, the Company issued Ms. Grace Hyatt, the adult child of a member of our Board of Directors, 600,000 units of the securities of the Company, with the unit consisting of 1 share of common stock and 1 two year common stock purchase warrants exercisable at $0.025 per share in consideration of $15,000. The Company did not pay any fees or commissions in connection with the sale of the unit.

In September, 2021, the Company issued 4,000,000 units of the securities of the Company to three accredited investors, with the unit consisting of 1 share of common stock and 1 two year common stock purchase warrants exercisable at $0.025 per share in consideration of $100,000. The Company did not pay any fees or commissions in connection with the sale of the unit.

A summary of the Company’s warrants as of December 31, 2020 and changes during the nine-month period then ended September 30, 2021 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding - December 31, 2020	-	$0.01	1.85
Granted	14,600,000	$0.025
Exercised	-
Forfeited or Expired	-
Outstanding - September 30, 2020	14,600,000	$0.025	1.92
Exercisable - September 30, 2020	14,600,000	$0.025	1.92	$292,000

Note 9. Commitments and contingencies

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

On January 4, 2018, the Company entered into a sixty-one month lease renewal for its facility in Huntington Beach, CA, commencing on February 1, 2018. Terms included base rent of approximately $9,300 Gross per month for the first 12 months and increasing 2.5% annual escalation throughout the amended term. The Company paid a security deposit of $8,450 with the initial lease that ended with the renewal.

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

On June 30, 2020, the Company entered into Amendment No. 2 to the Patent License Agreement with Setaysha Technical Solutions, LLC (“STS”). The amendment set certain limits and expectations of the assistance from STS related to designing and commercializing certain diving products, and revised the royalty payments due to STS as consideration for uncompensated services. The Company is obligated to pay STS a minimum yearly royalty of $60,000, or $15,000 per fiscal quarter, beginning in December 2019 and increasing by 2.15% per year. The minimum royalty was temporarily increased to $60,000 for fiscal years 2022, 2023 and 2024, with a fourth quarter true up against earned royalties. In addition, if the Company should terminate the agreements with STS prior to December 31, 2023, then the Company is obligated to pay STS $180,000, less cumulative royalties paid in excess of $200,174 for the years 2019 through 2024. Royalty recorded in relation to this agreement totaled $24,854 and $13,379 for the three months ended September 30, 2021 and 2020, respectively and $79,809 and $41,306 for the nine months ended September ended September 30, 2021 and 2020, respectively.

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

On March 1, 2021, the Company entered into an investor relations consulting agreement with BGM Equity Partners, LLC. The term of the agreement is twelve months. As compensation, the Company issued 3,000,000 shares of its common stock valued at $120,000 to BGM EQUITY Partners.

On August 1, 2021, the Company and Blake Carmichael entered into a three year employment agreement (the “Blake Carmichael Employment Agreement”) pursuant to which Mr. Carmichael shall continue to serve as Chief Executive Officer of BLU3. In consideration for his services, Blake Carmichael shall receive (i) an annual base salary of $120,000, payable in accordance with the customary payroll practices of the Company, and (ii) a cash bonus equal to 5% of the net income of BLU3 payable quarterly, beginning with the first full calendar quarter after the execution of the agreement. (iii) Issuable upon execution of the Employment Agreement, a non-qualified five-year stock option to purchase 3,759,400 shares at $.0399. 33.3% of the stock option vests immediately, 33.3% vests on the second anniversary of the contract and 33.3% on the third anniversary of the agreement.

In addition, Blake Carmichael shall be entitled to receive a five-year stock options to purchase up to 18,000,000 shares of common stock at an exercise price equal to $0.0399 per share that will vest upon defined financial metrics that are measured on a contract year basis. The metrics defined in the agreement escalate the shares available to vest based upon a revenue measurement, expediency measurement and an EBITDA measurement.

On August 6, 2021 the Company entered into a six-month, non-exclusive mergers and acquisitions services agreement with Newbridge Securities Corporation. The merger agreement shall pay seven percent commission for the first two million dollars paid in aggregate consideration and six percent on the aggregate consideration above two million dollars. The fee shall be paid in the common stock of the Company. The equity received is subject to a holding period of six months from the closing date of the transaction.

On September 3, 2021, SSI and Christeen Buban entered into a three-year employment agreement (the “Buban Employment Agreement”) pursuant to which Mrs. Buban shall serve as the President of SSI. In consideration for his services, Mrs. Buban shall receive (i) an annual base salary of $110,000, payable in accordance with the customary payroll practices of the Company, (ii) a car allowance and cell phone allowance totaling $10,800 per year, (iii) a five-year stock option issued under the Plan to purchase 300,000 shares at $.0531. The options vest quarterly over the next eight calendar quarters.

In addition, Mrs. Buban shall be entitled to receive a five-year stock options to purchase up to 7,110,000 shares of common stock at an exercise price equal to $0.0531 that will vest upon defined financial metrics that are measured on a contract year basis. The metrics defined in the agreement escalate the shares available to vest based upon a revenue measurement, expediency measurement and an EBITDA measurement.

Legal

The Company was a defendant in that certain lawsuit styled Basil Vann, as Personal Representative of the Estate of Jeffrey William Morris v. Brownie’s Marine Group, Inc., filed on May 6, 2019 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The complaint, which relates to consulting services provided to the Company by the deceased between 2005 and 2017, alleges breach of contract and quantum meruit and is seeking $15,870.97 in unpaid consulting fees together with interest. In April 2020, the Company filed a Motion to Dismiss, and at a hearing held in May 2021, the Court struck certain allegations contained in the complaint, the parties agreed that the quantum meruit allegation is deemed to be an alternative to the breach of contract allegation, but permitted certain other allegations to stand. The parties entered mediation pursuant to the Court’s order. This action was settled for $10,000 on July 12, 2021. The company pays monthly installments of $1,000 and is current in its payments.

Note 10. Segment Reporting

The Company has four operating segments as described below:

1.	Legacy SSA Products, which sells recreational multi-diver surface supplied air diving systems.

2.	High Pressure Gas Systems, which sells high pressure air and industrial gas compressor packages.

3.	Ultra Portable Tankless Dive Systems, which sells next generation electric surface supply air diving systems and electric shallow dive system that are battery operated and completely portable to the user.

4.	Redundant Air Tank Systems, which manufactures and distributes a line of high pressure tanks and redundant air systems for the military and recreational diving industries

Nine months ended

September 30

	Legacy SSA Products		High Pressure Gas Systems		Ultra Portable Tankless Dive Systems		Redundant Air Tank Systems		Total Company
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Net Revenues	$2,419,920	$2,192,175	$477,085	$352,383	$1,204,265	$1,081,418	$121,131	$-	$4,222,401	$3,625,976
Cost of Revenue	(1,682,597)	(1,301,939)	(279,209)	(230,366)	(885,223)	(814,196)	(92,063)	-	(2,939,092)	(2,346,501)
Gross Profit	737,323	890,236	197,876	122,017	319,042	267,222	29,068	-	1,283,309	1,279,475
Depreciation	13,077	5,105	-	-	10,001	9,672	6,639	-	29,717	14,777
Income (loss) from operations	$(1,071,220)	$(479,387)	$46,435	$(37,300)	$(188,534)	$(122,767)	$(16,025)	$-	(1,229,344)	$(639,454)
									-
Total Assets	$1,679,021	$1,646,192	$314,514	$193,019	$904,386	$654,427	$2,210,009	$-	$5,107,930	$2,493,638

Three Months Ended

September 30

	Legacy SSA Products		High Pressure Gas Systems		Ultra Portable Tankless Dive Systems		Redundant Air Tank Systems		Total Company
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Net Revenues	$976,904	$1,271,668	$119,392	$78,997	$341,287	$319,994	$121,131	$-	$1,558,714	$1,670,659
Cost of Revenue	$(644,525)	(763,157)	(84,532)	(45,079)	(362,566)	(182,632)	(92,063)	-	(1,183,686)	(990,868)
Gross Profit	332,379	508,511	34,860	33,918	(21,279)	137,362	29,068	-	375,028	679,791
Depreciation	4,517	1,950	-	-	5,165	2,419	6,639	-	16,321	4,369
Income (loss) from Operations	$(312,790)	$135,302	$(3,155)	$(35,063)	$(202,594)	$(41,248)	$(16,025)	$-	(534,564)	58,991

Note 11. Subsequent Events

On October 15, 2021, City National Bank, the lender of the Submersible SBA Loan of $116,160 informed SSI Company that its loan forgiveness application had been accepted, and the Submersible SBA Loan was fully forgiven in accordance with the terms of the CARES Act.

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

[] Legacy SSA Products

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

The Legacy SSA segment has experienced a 45.8% growth in units sold in the first nine months of 2021 as compared to the first nine months of 2020, as we continue to expand our dealer network and the breadth of product that each of the dealers provide.

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

[] Ultra Portable Tankless Dive Systems

Through our wholly-owned subsidiary BLU3, we develop and market a next generation electric surface supplied air diving systems electric shallow dive system that is completely portable to the user. The BLU3 line currently consists of two models targeting specific performance levels and price points – NEMO and NOMAD.

The NEMO dive system continues to expand its customer base and become more accepted across the world. Currently, Nemo is sold in 9 countries through Amazon, and also through 25 dealers across the world. Nemo, the world’s smallest dive system is capable of taking one diver to 10 feet for 60 to 90 minutes on one charge of its lithium-ion battery. Nemo is portable, and approved for airline travel.

NOMAD is currently in production with the first units shipping at the beginning of August. The company is fulfilling its customer pre-orders production is in full swing and the company has begun to deliver its significant pre-orders to both end users and dealers. The NOMAD has seen wide acceptance and excitement at industry trade shows. The NOMAD will expand the customers dive capability to up to 30 feet and continue to drive the vertical integration of the diving experience.

Redundant Air Tank Systems

In 2021 the Company acquired SSI to further expand its product offerings and manufacturing capabilities.

SSI has been manufacturing redundant air systems for recreational divers, private companies and militaries throughout the world for more than 40 years.

Their state-of-the-art manufacturing facilities in Huntington Beach, CA is fully equipped to add to the machining and product development capabilities of the Company.

The SSI acquisition will give the Company access to a world-wide base of dealers and distributors, GSA contracting capability, as well as the direct source for the redundant air needs for all of our BTL and BLU3 divers. It also expands both entities warehousing capabilities, reducing freight costs for both sets of customers.

SSI continues to innovate their technologies to meet changing military and commercial needs and is in development of the next generation of their HEED product line, specifically designed for aircraft and military vehicle use. Additionally, SSI has found use for their products in the medical field and continues to develop customer relationships in that area to grow revenue and diversify its product and customer portfolio.

Third Quarter and Nine Months ended September 30, 2021 Highlights

Revenue for the Third Quarter 2021 declined as compared to the same period in 2020, however, revenue for the nine months ended September 30, 2021 have maintained an increased as compared to the same periods in 2020, The Company continues its mission to expand our customer base from  primarily the southeast US to an international distributor and retail customer base. We believe that we are changing the way that people will approach the next atmosphere, by providing innovative, portable and easy to use surface supplied air products that will allow the users to explore what is below the surface of the water.

Highlights:

●	The Company closed on the acquisition of Submersible Systems, Inc., expanding the Company’s product portfolio, manufacturing capability and geographic reach.

●	NOMAD has completed the design and testing phase and its manufacturing capabilities are expanding as the product was designed to reduce manufacturing time compared to NEMO.

●	BLU3, Inc. reached 100% of pre-order capacity for September and October shipment of its Nomad Product line.

●	The Company raised $365,000 in the Third quarter, 2021 to secure supply chain for 2022, and taking advantage of buying opportunities to secure raw materials and components whenever possible.

●	The Company reorganized marketing expenses by terminating its marketing agency, and employing a social media/marketing manager to continue the Company’s commitment to growing its Social Media presence

Results of Operations

Net Revenues, Costs of Net Revenues and Gross Profit

Net revenues decreased 6.7% for the Third Quarter, 2020, but increased 16.4% for the nine months ended September 30, 2021 from the comparable period in 2020. The Third Quarter, 2021 decreases were are result of a reduction in sales to related parties of 7.2% and sales to third parties of 4.3% due to supply chain issues discussed below. For the nine months ending September 30, 2021, sales related parties have increased 13.5% and third party sales increase 30.5% as compared to the same period in 2020 from sales to related parties for the three and nine months ended September 30, 2021, respectively, over the comparable prior period. Net revenue for the Third Quarter 2020 and nine months ended September 30, 2020 included non-recurring revenue related to the Blu-Vent project of approximately $574,901. Adjusting this non-recurring item from the 2020 revenue the core business revenue increase for the three and nine months ended September 30, 2021 would be 38.2% and 0.1%, respectively.

Our total cost of net revenues in the Third Quarter 2021 and the nine months ended September 30, 2021 were 75.9% and 69.6% of our total net revenues as compared to 59.3% and 64.7% for the same periods in 2020. Included in our total cost of net revenues are royalty expenses we pay to Mr. Carmichael which decreased 38.7% and increased 8.3% for the three and nine months ended September 30, 2021 as compared to the same periods in the prior year. The decreased royalties are the result of decreased Third Quarter revenue in the legacy SSA segment as compared to the same periods in 2020. Also included in the total cost of net revenue are royalties paid pursuant to our agreement with STS. These royalties accounted for approximately 1.6% and 1.9% of total net revenue for the three and nine months ended September 30, 2021, respectively as compared to .8% and 1.1% for the same periods in 2020.

We reported an overall gross profit margin of 24.1% and 30.4% for the three and nine months ended September 30, 2021 as compared to 40.7% and 35.3% for the three and nine months ended September 30, 2020. The Legacy SSA product lines suffered from supply chain slowness in the Third Quarter 2021 decreasing sales for the Third Quarter 2021 as compared to the same period in 2020. This led to increased direct labor costs as compared to revenue. The High Pressure Gas Systems margins have shown a decrease in margin percentage for the Third Quarter 2021 to 29.2% from 42.9% during the same quarter in 2020. However, with the increased revenue in this segment for the Third Quarter 2021, dollar margin available to cover operating expenses remained consistent with the same period in the prior year. Revenue in this segment grew 51.1% for the Third Quarter, 2021 as compared to the Third Quarter 2020. Margins related to the Ultra-Portable Tankless dive segment decreased to (6.2%) from 42.9% for the Third Quarter 2021 as compared to the Third Quarter, 2020. The margins in this segment were impacted by direct labor costs which increased 120% for the quarter over the same quarter in 2020. This increase is solely attributable to ramping up manufacturing labor for NOMAD production, which began shipping in October, 2021.

The following tables provides net revenues, total costs of net revenues, and gross profit margins for our segments for the periods presented.

Net Revenues

	Three Months Ended September 30		% of	Nine Months Ended September 30,		% of
	2021	2020	Change	2021	2020	Change
	(unaudited)			(unaudited)
Legacy SSA Products	$976,904	$1,271,668	(23.2%)	$2,419,920	$2,192,175	10.4%
High Pressure Gas Systems	119,392	78,997	51.1%	477,085	352,383	35.4%
Ultra-Portable Tankless Dive Systems	341,287	319,994	6.7%	1,204,265	1,081,418	11.4%
Redundant Air Tank Systems	121,131	-	100.0%	121,131	-	100.0%
Total net revenues	$1,558,714	$1,670,659	(6.7%)	$4,222,401	$3,625,976	16.4%

Cost of revenues as a percentage of net revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Legacy SSA Products	66.0%	60.0%	69.5%	59.4%
High Pressure Gas Systems	70.8%	57.1%	58.5%	65.4%
Ultra-Portable Tankless Dive Systems	106.2%	57.1%	73.5%	75.3%
Redundant Air Tank Systems	76.0%	-	76.0%	-

Gross profit (loss) margins

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Legacy SSA Products	34.0%	40.0%	30.5%	40.6%
High Pressure Gas Systems	29.2%	42.9%	41.5%	34.6%
Ultra-Portable Tankless Dive Systems	(6.2%)	42.9%	26.5%	24.7%
Redundant Air Tank Systems	24.0%	-	24.0%	-

Legacy SSA Products segment

Revenue in this segment for the Third Quarter 2021 declined 23.2% as compared to the same period in 2020. The decline was across all customer segments for primarily the following two reasons: 1) Schools in our primary geographic areas of revenue started fully in person during the Third Quarter 2021, cutting back activity time for families out on the water. 2) Supply chain slowness. The Company was unable to ship orders for nearly the entire month of August due to critical parts delays. Additionally, the Company was unable to further supply its popular Pioneer  model of Third Lung to the market for July and August due to a lack of availability in North America of the engine that is the core selling feature of that unit. All indications are that the shortage of this specific engine is a temporary delay, and supplier estimates indicate a product availability in the first quarter of 2022. The sales staff of the Company maintained sales momentum by encouraging customers to purchase what is available.  Despite the decline during the Third Quarter 2021, revenue for the nine months ending September 30, 2021 is up over the prior year in this segment by 10.4%. The largest increase year to date is in the dealer segment, increasing 15.6% year over year for the nine months ending September 30, 2021. The company has put a significant effort in increasing the Company’s dealer base during 2021 both in number and geographically.

Our costs of revenues as a percentage of net revenues in this segment increased from 59.4% to 69.5% for the nine months ended September 30, 2021 from the prior year. The increased cost of revenue, and in turn reduction in product margin, can be attributed to increase proportion of dealer sales as compared to the prior year, as well as the increased labor burden to cost of sales, in comparison to total cost due to the decrease in anticipated production and therefore sales for the Third Quarter, 2021.

A breakdown of the revenue channels for this segment are below. Direct to Consumer represent items sold via our website, trade shows and walk-ins to our factory store. Dealer revenue represents sales to customers that we have dealer agreements that typically operate with the lowers margin. Affiliates are resellers of our products that are not in a formal dealer arrangement.

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin
	Third Quarter 2021	Third Quarter 2020	% change	Third Quarter 2021	Third Quarter 2020	Third Quarter 2021	Third Quarter 2020
Dealers	$660,180	$852,185	-22.5%	70.4%	70.4%	29.6%	29.6%
Direct to Consumer (website Included)	311,479	406,562	-23.4%	54.8%	37.7%	45.2%	62.3%
Affiliates	5,245	12,921	-59.4%	173.4%	78.1%	(73.4)%	21.9%
Total	$976,904	$1,271,668	-23.2%	66.0%	60.0%	34.0%	40.0%

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin
	Nine months ended September 30, 2021	Nine months ended September 30, 2020	% change	Nine months ended September 30, 2021	Nine months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Dealers	$1,577,607	$1,364,469	15.6%	75.3%	62.8%	24.7%	37.2%
Direct to Consumer (website Included)	796,565	794,061	0.3%	57.2%	53.2%	42.8%	46.8%
Affiliates	45,748	33,645	36.0%	85.8%	67.2%	14.2%	32.8%
Total	$2,419,920	$2,192,175	10.4%	69.5%	59.4%	30.5%	40.6%

High Pressure Gas Systems segment

Sales of high-pressure breathing air compressors had a 51.1% year over year increase during the Third Quarter 2021 as the marketplace continues to see an economic recovery during through the Third Quarter, 2021. All segments have opened up, and demand is continuing to increase, with travel returning, and diving operations throughout the US and Caribbean have re-opened and receiving tourists. The majority of our dive resort and dive operator customers’ businesses were up and running in the Third Quarter, 2021, and the recovery of this customer segment can be seen in the increases in revenue of 127% in the reseller segment. The Original Equipment Manufacturer segment continues to show growth with an increase of 35.4% for the nine months ended September 30, 2021 as compared to 2020. The direct to consumer segment, which includes yacht owners and direct to dive stores, showed additional improvement in the Third Quarter, 2021 increasing 47.9%, however this increase wasn’t enough to recover the year over year results for the nine months ended September 30, 2021 with a decrease in revenue in the segment of 17.3%. We continue to see acceptance of the L&W brand and we expect sales to continue to increase as we open the product up to new markets outside of the diving and yachting segments.

Our costs of revenues as a percentage of net revenues in this segment decreased to 58.5% as compared to 65.4% for the nine months ended September 30, 2021 and 2020. This can be attributed to significant improvements of in margin to the reseller and OEM customer segments. This is attributed to improved product mix and improvements in the job-costing process.

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin
	Third Quarter 2021	Third Quarter 2020	% change	Third Quarter 2021	Third Quarter 2020	Third Quarter 2021	Third Quarter 2020
Resellers	$103,667	$45,649	127.0%	73.6%	76.5%	52.0%	23.5%
Direct to Consumers	12,301	8,319	47.9%	53.4%	298.2%	46.6%	-198.2%
Original Equipment Manufacturers	3,424	25,029	86.3%	48.1%	106.2%	51.9%	-6.2%
Total	$119,392	$78,997	51.1%	70.8%	57.1%	29.2%	42.9%

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin
	Nine months ended September 30, 2021	Nine months ended September 30, 2020	% change	Nine months ended September 30, 2021	Nine months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Resellers	$321,590	$187,368	71.6%	60.7%	73.0%	39.3%	27.0%
Direct to Consumers	106,564	128,877	-17.3%	49.5%	49.1%	50.5%	50.9%
Original Equipment Manufacturers	48,931	36,138	35.4%	56.1%	83.9%	43.9%	16.1%
Total	$477,085	$352,383	35.4%	58.5%	65.4%	41.5%	34.6%

Ultra Portable Tankless Dive Systems

Revenue for the nine months ended September 30, 2021 in the Ultra Portable Tankless Dive System segment continues to show improvement with growth of 11.4% increase for the first nine months of 2021 as compared to the same period in 2020. The increase in revenue is despite the loss of the non-recurring revenue related to the BLU-Vent project that was recognized during the first nine months of 2020. All of the sales channels for this business segment continue to develop. The largest contributors to the revenue increases for both the three and nine months ended September 30, 2021 as compared to the prior year, are the growth in dealer sales and sales via the Amazon channel. Through September 30, 2021, BLU3 is selling to Amazon in nine countries as well as a significant presence in the US Amazon Channel. BLU3 continues to expand its dealer base which can be seen by the 261.0% revenue growth for first nine months of 2021 as compared to the same period in 2020. The Company’s continued focus on direct to consumer via our website accounted for a 20.1% increase for the nine months ended September 30, 2021 as compared to the prior year.

Our aggregate cost of revenue from this segment as percentage of net revenues for the Third Quarter 2021 was significantly impacted by an increased cost of labor. For most of the Third Quarter 2021, BLU3 was hiring and training manufacturing staff to prepare for NOMAD production. Cost of direct labor increase in excess of 100% for the Third Quarter and nine months ending September 30, 2021 as compared to the same period in 2020. Moving into the last quarter of the year, we believe we will see the labor costs level out and margins return to a normal as NOMAD shipment begin in October, 2021. Despite the tremendous impact to margins for the Third Quarter 2021, margins for the nine months ended September 30, 2021 surpassed margins of the same period in 2020. Margin improvement will continue as direct labor rates are absorbed into NOMAD revenues.

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin
	Third Quarter 2021	Third Quarter 2020	% change	Third Quarter 2021	Third Quarter 2020	Third Quarter 2021	Third Quarter 2020
Ventilator	$-	$117,098	-100.0%	-	-76.2%	-	176.2%
Direct to Consumer	146,901	162,952	-9.9%	82.4%	155.5%	17.6%	-55.5%
Amazon	94,569	-	100.0%	106.8%	-	-67.8%	-
Dealers	99,817	39,944	149.9%	82.9%	46.4%	-17.1%	53.6%
Total	$341,287	$319,994	6.7%	106.2%	57.1%	-6.2%	42.9%

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin
	Nine months ended September 30, 2021	Nine months ended September 30, 2020	% change	Nine months ended September 30, 2021	Nine months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Ventilator	$-	$574,901	-100.0%	-	55.4%	-	44.6%
Direct to Consumer	487,566	405,994	20.1%	61.3%	105.4%	38.7%	-5.4%
Amazon	353,834	-	100.0%	90.1%	-	9.9%	-%
Dealers	362,865	100,523	261.0%	73.6%	67.5%	26.4%	32.5%
Total	$1,204,265	$1,081,418	11.4%	73.5%	75.3%	26.5%	24.7%

Redundant Air Tank Systems

Revenue for the Third Quarter 2021 and nine months ended September 30, 2021 in the Redundant Air Tank Systems System segment represent just one month of revenue and costs as the acquisition closed in early September. The margins for the one month are burdened by direct labor costs, as supply issues during September caused delays in shipments to their customer base. SSI has a vast worldwide customer base that includes (1) Commercial accounts, that have aircraft that require redundant air systems for their pilots and passengers, such as the oil business with helicopters flying to oil rigs located in the middle of large bodies of water. (2) Government accounts that are typically domestic and international military customers who use their egress systems for various uses. (3) Dealers accounts that are resellers including, but not limited to international distributors to the military, commercial account or dive shops, and domestic and international dive shops that carry their Spare Air product. (4) Direct to consumer sales represent not only online sales, but sales via trade shows that go direct to consumer.

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin
	Third Quarter 2021	Third Quarter 2020	% change	Third Quarter 2021	Third Quarter 2020	Third Quarter 2021	Third Quarter 2020
Commercial	$7,020	$-	100%	53.2%	-	46.8%	-
Dealers	95,191	-	100%	88.5%	-	11.5%	-
Government	14,302	-	100%	19.7%	-	80.3%	-
Direct to Consumers (Website)	4,618	-	100%	28.3%	-	71.7%	-
Total	$121,131	$-	100%	76.8%	-	24.0%	-

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin
	Nine months ended September 30, 2021	Nine months ended September 30, 2020	% change	Nine months ended September 30, 2021	Nine months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020
Commercial	$7,020	$-	100%	53.2%	-	46.8%	-
Dealers	95,191	-	100%	88.5%	-	11.5%	-
Government	14,302	-	100%	19.7%	-	80.3%	-
Direct to Consumers (Website)	4,618	-	100%	28.3%	-	17.7%	-
Total	$121,131	$-	100%	76.8%	-	24.0%	-

Operating Expenses

Operating expenses, consisting of selling, general and administrative (“SG&A”) expenses and research and development costs, and are reported on a consolidated basis for our operating segments. Aggregate operating expenses increased 46.5% for the Third Quarter 2021 as compared to the Third Quarter 2020. For the nine months ended September 30, 2021 aggregate operating expenses increased by 30.9% from the same period in 2020.

Selling, General & Administrative Expenses (SG&A Expenses)

SG&A increased by 46.5% and 33.2% for the Third Quarter and nine months ended September 30, 2021 as compared to the same periods in 2020. The main drivers of SG&A during those periods are as follows:

Expense Item	Third Quarter 2021	Third Quarter 2020	% Change	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	% Change
Payroll, Selling & Admin	$276,262	$173,073	59.6%	737,791	420,963	75.3%
Stock Comp Expense	312,946	260,092	20.3%	811,821	666,132	21.9%
Professional Fees	121,470	15,389	689.3%	276,998	287,983	-3.8%
Advertising	64,317	58,263	10.4%	178,158	93,331	90.9%
All Others	107,942	88,181	26.7%	438,811	365,630	19.0%
Total SG&A	$882,937	$591,998	49.1%	2,443,579	1,834,039	33.2%

Payroll increases for the three and nine months ended September 30, 2021 are related to the hiring of the CEO, social media/marketing manager, and several other operating and administrative personnel to support the growth in each of our divisions. Also, payroll related to SSI contributed nearly 10% of the increase.

Non-Cash Stock compensation expenses increased 20.3% and 21.9% for the three and nine months ended September 30, 2021 as compared to the same periods in the prior year. The increase can be attributed to options given to employees as part of the Plan, and options issued under both the Blake Carmichael Employment Agreement and the Buban Agreement during the three months ended September 30, 2021. The increase for the nine months ended September 30, 2021 as compared to the same period in 2020 also includes expenses related to options issued to our CFO and Chairman, that were issued during the Second Quarter 2020 and were fully expensed in the First Quarter 2021.

Professional fees, including legal and other professional fees which are typically paid via a combination of cash, common stock, or stock options increased 689% and decreased 3.8% for the Third Quarter 2021 and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. The increase in the Third Quarter is directly related to professional fees in relation to the acquisition of SSI. The decrease for the nine months ending can be attributed to the contracts of both an IR firm and a PR firm in the Second Quarter 2020, that were terminated or their compensation was restructured for 2021.

The increase in advertising expense for the three and nine months ended September 30, 2021 as compared to the same periods in 2020 is attributable to the agreement with the Company’s provider of marketing and advertising. This contract was executed in the Third Quarter 2020, and was not renewed as of July 31, 2021.

Research & Development Expenses (R&D Expenses)

R&D expenses for the Third Quarter and nine months ended September 30, 2021 decreased 7.5% and 18.6%, respectively as compared to the same periods in the prior year. The decrease can be primarily attributed to the completion of the R&D for BLU3’s NOMAD, as it moved into production in the Third Quarter, 2021.

Total Other Income

For the Third Quarter, 2021 other expenses totaled approximately $6,100 and other income totaled approximately $157,900 for the nine months ended September 30, 2021 as compared to other expense of approximately $2,500 and $14,700 during the same period in 2020. The other income for the nine months ended September 30, 2021 consists of a gain from the forgiveness of the PPP loan of $159,600 and gain on the settlement of debt of $10,000 offset by interest expense of approximately $11,700. The other expenses for the Second Quarter 2020 consist only of interest expense. The decrease in interest expense can be attributed to the decrease in interest expense on the Marlin Note, the conversion and settlement of debt and a reduction in the note balances due to repayments made.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. The following table summarized total current assets, total current liabilities and working capital at September 30, 2021 (unaudited) as compared to December 31, 2020.

	September 30,	December 31,	% of
	2021	2020	change
	(unaudited)
Total current assets	$3,299,300	$1,469,037	124.5%
Total current liabilities	$1,555,471	$1,029,204	51.1%
Working capital	$1,743,829	$439,833	296.5%

The increase in our current assets at September 30, 2021 from December 31, 2020 principally reflects increases in cash, accounts receivable, and inventory related to the SSI acquisition. The increase in our total current liabilities principally reflect increases in total accounts payable, customer deposits, and other liabilities, inclusive of those acquired in the SSI Acquisition.

Summary Cash Flows

	Nine Months Ended September 30,
	2021	2020
	(unaudited)
Net cash used by operating activities	$(569,142)	$(158,147)
Net cash provided by (used in) investing activities	$517,701	$(5,500)
Net cash provided by financing activities	$566,970	$862,618

Net cash used in operating activities for the nine months ended September 30, 2021 was due to the net loss of approximately $1,071,500 which is primarily attributable to non-cash stock compensation expenses of approximately $960,800. The non-cash stock compensation expense for the nine months ended September 30, 2021 is attributable stock options issued to our executive officers and various employees as well as shares of common stock issued to consultants and professionals for services. The cash used is also the result of increases in current assets, including, accounts receivable, inventory, net, and prepaid expenses that utilized approximately $875,400 offset by increases in current liabilities including accounts payable, other liabilities, and customer deposits, which totaled to approximately $417,300.

Net cash provided by investing activities for the nine months ended September 30, 2021 relate to the cash acquired in the SSI acquisition of $541,400 offset by an increase in leasehold improvements of approximately $23,700, as the company expanded its office space for additional personnel, and lighting in the production areas.

Net cash provided by financing activities in the nine months ended September 30, 2021 reflects proceeds from the sale of units and common stock, proceeds from a new debt agreement, offset by the repayments of notes payable and debt.

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

We have a history of losses, and an accumulated deficit of $14,027,602 as of September 30, 2021. Despite a working capital surplus of $1,743,829 at September 30, 2021, the continued losses and cash used in operations raise substantial doubt as to the Company’s ability to continue as a going concern. We believe with the cash balance of approximately $860,700 the Company has the ability to sustain operations for the next twelve months. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company.. We are continuing to engage in discussions with potential sources for additional capital, however, our ability to raise capital is somewhat limited based upon our revenue levels, net losses and limited market for our common stock.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. The Company’s management, under the supervision and with the participation our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2021. Based upon that evaluation our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report as a result of the continuing material weakness in the Company’s internal control over financial reporting as described in Item 9A. of our 2020 10-K. We do not, however, expect that the weaknesses in our disclosure controls will be remediated until such time as we remediate the material weaknesses in our internal control over financial reporting.

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

Item 2. Unregistered sales of equity securities and use of proceeds

In addition to unregistered sales of securities disclosed under prior reports during the period covered by this report, we sold the securities disclosed below that were not registered under the Securities Act of 1933, as amended (the “Act”). The recipient of our securities below are accredited investors.

On September 22, 2021, the Company issued a law firm 1,190,476 shares of restricted common stock as partial consideration for its legal services related to acquisition of SSI. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Act.

On August 18, 2021 the Company issued 6,114,516 shares of common stock to a note holder pursuant to the conversion of a $50,000 principal amount 6% secured promissory note dated December 5, 2017, in full satisfaction of such note. The shares were issued pursuant to the exemption from registration provided by Section 3(a)(9) of the Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. MINE SAFETY DISCLOSURE

None.

Item 5. Other Information

Item 6. Exhibits

		Incorporated by Reference			Filed
				Exhibit	or Furnished
No.	Exhibit Description	Form	Date Filed	Number	Herewith

3.1	Articles of Conversion (Nevada)	8-K	10/28/15	3.1

3.2	Certificate of Conversion (Florida)	8-K	10/28/15	3.2

3.3	Articles of Incorporation (Florida)	8-K	10/28/15	3.3

3.4	Articles of Amendment	8-K	12/16/15	3.5

3.5	Bylaws	8-K	10/28/15	3.4

4.1	Form of 8% Convertible Promissory Note	8-K	9/9/21

10.1	Merger Agreement, dated September 3, 2021,, by and among the Company, Acquisition Sub, Submersible and the Sellers	8-K	9/9/21

10.2	Confidentiality, Non-Competition and Non-Solicitation Agreement	8-K	9/9/21

10.21	M&A Services Agreement				Filed

10.22	Employment Agreement – Blake Carmichael				Filed

10.23	Employment Agreement – Christeen Buban				Filed

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)				Filed

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)				Filed

32.1	Certification Pursuant to Section 1350				Filed

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 22, 2021	Brownie’s marine group, Inc.

	By:	/s/ Christopher H. Constable
Christopher H. Constable
Chief Executive Officer,
principal executive officer

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Chief Financial Officer,
principal financial and accounting officer

