Form 10-K
period 2021-12-31
Brownie's Marine Group, Inc
filed 2022-04-22
CIK 1166708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(MARK ONE)

☒	Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 404,656,793 shares of common stock outstanding as of April 19, 2022.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs.

You should read thoroughly this Annual Report with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in Part I. Item 1A. Risk Factors appearing elsewhere in this Report. Other sections of this Report include additional factors, which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by applicable law.

PART I

Item 1.	Business.

Unless specifically set forth to the contrary, when used in this report references to “BWMG,” the “Company,” “we,” “our,” “us,” and similar terms refers to Brownie’s Marine Group, Inc., a Florida corporation, and our wholly owned subsidiaries, Trebor Industries, Inc., a Florida corporation (“Trebor”) doing business as Brownie’s Third Lung, Brownie’s High Pressure Compressor Services, Inc. a Florida corporation (“BHP”) doing business as LW America’s, BLU3, Inc., a Florida corporation (“BLU3”) and Submersible Systems, Inc., a Florida corporation (“SSI”), doing business as Spare Air.

General

The Company owns and operates a portfolio of companies with a concentration in the industrial, and recreational diving industry. The Company, through its subsidiaries, designs, tests, manufactures, and distributes recreational hookah diving, yacht-based scuba air compressors and nitrox generation systems, and scuba and water safety products in the United States and internationally.

The Company has four subsidiaries focused on various sub-sectors of our industry:

●	Brownie’s Third Lung | Surface Supplied Air (“SSA”)
●	BLU3, Inc. | Ultra-Portable Tankless Dive Systems
●	LW Americas | High Pressure Gas Systems
●	Submersible Systems, Inc. | Redundant Air Tank Systems

Our wholly owned subsidiaries do business under their respective trade names on both a wholesale and retail basis from our headquarters and manufacturing facility in Pompano Beach, Florida, and a manufacturing facility in Huntington Beach, California.

The Company, through its wholly owned subsidiaries, designs, tests, and manufactures tankless dive systems, rescue air systems and yacht-based self-contained underwater breathing apparatus (“SCUBA”) air compressor and nitrox generation fill systems and acts as the exclusive distributor for North and South America for Lenhardt & Wagner GmbH (“L&W”) compressors in the high-pressure breathing air and industrial gas markets. The Company is also the exclusive United States and Caribbean distributor for Chrysalis Trading CC, a South African manufacturer of fitness and dive equipment, doing business as Bright Weights (“Bright Weights”), of a dive ballast system produced in South Africa. Our wholly owned subsidiaries and related product lines are as follows:

Surface Supplied Air Products

Our Brownie’s Third Lung systems have been a dominant figure in gasoline powered, high-performance, and more recently in the battery powered SSA diving systems. Taking full advantage of the proprietary compressor system, a complete series of traditional “fixed speed” electric compressors were developed for the built-in-boat market in 2005. In 2010, we introduced our variable-speed battery powered hookah system which provides divers with gasoline-free all day shallow diving experiences. These systems provide performance and runtimes for up to 3 hours by utilizing a variable speed technology that controls battery consumption based on diver demand.

In 2021 we continued to expand our dealer network and our marketing efforts with both the consumer and our network of dealers. The Company continues to pursue dealers outside of the United States in order to diversify the seasonality as well as the geography risks. Additionally, we continue to pursue more aggressively the boat builder market to offer our SSA systems as an option on newly built boats, expanding our market beyond the traditional consumer markets for our products.

Our SSA products include:

● Tankless Dive Systems: The Company produces a line of tankless dive products, commonly called hookah or recreational SSA systems. These systems allow one to four divers to enjoy the marine environment up to a depth of 45 feet without the bulk and weight of conventional SCUBA gear. We believe that the removal of barriers to entry into the sport of diving and the reduction of complicated and bulky SCUBA gear invites a broader range of the general public to participate more actively and enjoyably at their own pace and schedule. Our product is designed to reduces the effort required for its transport and use while exploring, cruising or traveling.

A line of land-based systems is available for light-duty commercial applications that demand portability and performance. In addition to the gasoline-powered units and the variable speed battery powered units, a series of AC electric powered systems is also available for light to commercial use. Powered by battery for portability or household current for unlimited dive duration, these units are used primarily by businesses that work in aquatic maintenance and marine environments.

● BIAS (Boat Integrated Air Systems): The Company developed several tankless products and complimentary accessories that it believes makes boat diving easier. The BIAS battery powered tankless kit allows boat builders, dealers and end users to seamlessly install a pre-packaged kit directly into the boat and our E-Reel, a level-winding battery powered hose reel system, provides compact storage of up to 150 feet of hose. Boaters can perform their own in-water maintenance and inspections, or just dive for enjoyment. In addition to supplying air to divers, BIAS may be used for supporting air horns, inflating boat fenders/water toys and activating pneumatically operated doors.

Ultra Portable Tankless Dive Systems

Through our wholly-owned subsidiary BLU3, we develop and market a next generation electric, surface supplied air shallow dive system that is completely portable to the user. The BLU3 line currently consists of two models, NEMO and NOMAD, targeting specific performance levels and price points.

NEMO dive systems are currently sold in 9 countries through Amazon, and also through 54 dealers worldwide. NEMO, designed to be the world’s smallest dive system is capable of taking a diver to 10 feet for 60 to 90 minutes on one charge of its lithium-ion battery. NEMO is portable and its batteries are FAA compliant for airline travel.

NOMAD dive system (“NOMAD”) began shipping in the third quarter, 2021 and is currently sold to consumers via our website, Amazon and through our network of dealers worldwide. The NOMAD is highly portable and expands dive capability to up to 30 feet. NOMAD has been marketed through BLU3’s internet presence and marketing campaigns as well as at industry and other trade shows across the country.

We believe the BLU3 product lines are changing the way that people get into the water and explore the next atmosphere. The units are ultra-portable and can travel with the consumer to their adventures, wherever they may be.

High Pressure Gas Systems

Through our wholly-owned subsidiary LW America’s, we design, manufacture, sell and install SCUBA tank fill systems for on-board yacht use under the brand “Yacht-Pro™”. Our systems provide complete diving solutions for yachts, including nitrox systems which allow yacht owners to fill tanks with oxygen enriched air on board. The Yacht-Pro™ compressor systems offer a completely marine-prepared, variable frequency drive(“VFD”) driven, automated alternative to other compressors on the market. We also design complete dive lockers, mixed gas production and distribution systems, and the Nitrox Maker™. Nitrox is oxygen-enriched air, which reduces the effects of nitrogen on divers and is the industry standard for dive professionals. The Nitrox Maker™ continuously generates oxygen rich breathing gas directly from low-pressure air with no stored oxygen or other gases required onboard. Our light duty compressor, the new Yacht Pro Essential is specifically designed as a turn-key kit for the boat builders and is optimized to integrate to onboard power systems and withstand the marine environment with all components and hardware impervious to spray from the elements. The Yacht Pro™ series contains models for both medium-duty applications, such as recreational divers and small groups, and heavy-duty use as found on research vessels, commercial operations and live-aboard dive boats. All Yacht Pro™ models come with the variable speed frequency drive reducing the initial start-up power demand typically associated with high pressure compressor systems.

In August 2017, we entered into a five-year exclusive distribution agreement with L&W, which agreement renews for successive one-year terms unless terminated as provided for in the agreement. Under the terms of the Exclusive Distribution Agreement, we were appointed the exclusive distributor of L&W’s complete product line in North America and South America, including the Caribbean. We are conducting this business direct to end-users and establishing sales, distribution and service centers for high pressure air and industrial gas systems in the dive, fire, CNG, military, scientific, recreational and aerospace industries under the brand name “L&W Americas/LWA”.

We are exclusively developing a sales, distribution and service capability to assist L&W with completing a worldwide network of L&W’s agencies and service centers.

In addition to breathing air compressors and related peripheral equipment, L&W also offers compressors, storage and purification systems to meet the high-pressure requirements for natural gas filling stations, and high-pressure inert gases such as argon, helium and nitrogen for industrial applications including welding and laser cutting, and for general laboratory use.

We believe the product lines from L&W, will allow LW Americas to offer high quality, competitive products into the first responder and industrial market that utilize compressed air. Our goal will be to build a network of jobbers, dealers, installers and high-pressure compressor distributors by leveraging our know-how, brand awareness, complimentary products and creating sustainable distribution and core product original equipment manufacturer (“OEM”) integration relationships.

Redundant Air Tank Systems

In September 2021, the Company acquired SSI to further expand its product offerings and manufacturing capabilities. SSI has been manufacturing redundant air systems for recreational divers, private companies and militaries throughout the world for more than 40 years. Their state-of-the-art manufacturing facility in Huntington Beach, California is equipped to add to the machining and product development capabilities of the Company.

The SSI acquisition gives the Company access to a world-wide base of in excess of 400 dealers and distributors, GSA contracting capability, as well as the direct source for the redundant air needs for our Brownie’s Third Lung and BLU3 diving equipment and expands warehousing capabilities, reducing freight costs for both sets of customers.

SSI continues to innovate their technologies to meet changing military and commercial needs and is in development of the next generation of their Helicopter Emergency Egress Device (“HEED”) product line, specifically designed for aircraft and military vehicle use. Additionally, SSI has found use for their products in the medical field and continues to develop customer relationships in that area to grow revenue and diversify its product and customer portfolio.

Diving and Snorkeling Industry

The Sports, Fitness Industry Association (“SFIA”) estimated there were 2.6 million participants in the U.S. scuba diving market in 2020. According to a report published by the Dive Equipment Manufacturing Association (“DEMA”) in first quarter 2021, there were approximately 87,000 new participants in U.S. diving market in 2020 as compared to approximately 151,000 in 2019. DEMA attributes the drop in new open water certifications in 2020 primarily to the pandemic.

In contrast, the SFIA study indicated that participation in snorkeling increased by nearly 1% in 2020 as compared to 2019 with estimated participation of 7.7 million in the U.S.

The Company intends to enter the tourist market via a guided tour program that is currently intended to be launched in the second quarter of 2022. The Company sees the guided tour model as an important building block in introducing its battery powered diving products to the consumer market. Additionally, this model will not only give consumers the opportunity to “try before you buy”, but also provide experiential training for the consumer to increase enjoyment and safety of our diving products.

Yachting Industry

The global luxury yacht market is estimated to reach $6.5 billion and is poised to grow at a compound annual growth rate (“CAGR”) of 11% from 2020 to 2024, according to Technavio, a market research firm, in their industry report dated November 2020. The Company’s BIAS systems have been designed with this industry in mind. The Company markets directly to the yachting industry, by leveraging its relationships with large yacht servicing companies, yacht builders and yacht brokerages.

The recreational sailing and boating market and yachting industries also continue to grow. Allied Market Research estimates that the recreational boating market is growing at a CAGR of 5.1% through 2027 reaching total revenues of $35.4 billion.

High Pressure Compressor Line

According to Allied Market Research report published in February 2018, the North American high pressure compressor market is $880 million growing at an estimated CAGR of 3%.

The Company expects to continue to distribute L&W compressors through its YachtPro, and BIAS systems, while continuing to focus on the expansion of its distribution into non-marine related distribution channels that the Company believe should positively impact its market reach.

Intellectual Property

Trade Names

The Company either owns or has licensed from entities in which Robert Carmichael, our Chief Executive Officer, has an ownership interest, the following registered and unregistered trade names, trademarks and service marks: Brownie’s Third Lung™, browniedive.com, Brownie’s, Brownie’s Third Lung oval symbol, browniedive, YachtPro, NitroxMaker™, BLU3, diveBLU3.com, BLU3 Nemo, BLU3-Vent, Submersible Systems, Spare Air, HEED 3, Snorkelator, easy dive, spareair.com, HELO, RES, fast float rescue harness, tankfill.com, browniestankfill, browniestankfill.com, browniespublicsafety.com, browniespublicsafety, Peleton Hose System, Twin-Trim, and Kayak Diving Hose Kit.

The Company owns the following patents:

Patent number	Description	Issued Date	Expiration Date	Owned by
10,758,246	Abdominal Aortic Tourniquet	9/1/2020	3/17/2034	Trebor Industries, Inc.
9,782,182	Abdominal Aortic Tourniquet	10/10/2021	10/26/2033	Trebor Industries, Inc.
9,351,737	Abdominal Aortic Tourniquet	5/31/2016	3/2/2034	Trebor Industries, Inc.
11,265,625	Automated Self-Contained Hooka system with unobtrusive aquatic data recording	3/1/2022	10/30/2039	BLU3, Inc.
11,077,924	System for adjusting pressure limits based on depth of diver(s)	8/3/2021	3/20/2039	Brownie’s Marine Group, Inc.

Application number	Description	Filed Date	Owned by
17/683,502	Automated Self-Contained Hooka system with unobtrusive aquatic data recording	3/1/2022	BLU3, Inc.
17/389,648	System for adjusting pressure limits based on depth of diver(s)	7/30/2021	Brownie’s Marine Group, Inc.

License Agreements

On April 6, 2018, the Company entered into a patent license agreement (the “STS Agreement”) with Setaysha Technical Solutions, LLC (“STS”) pursuant to which the Company licensed certain intellectual property, including patent rights, non-patent rights and know how from STS for use in our ultra-portable tankless dive system products. Under the STS Agreement, the Company paid an initial license fee in April 2018 through the issuance of 759,422 shares of common stock with a fair value of $30,000 which is being amortized on a straight-line basis over its five-year term. The STS Agreement further provides for royalties to be paid based on annual net revenues achieved. On December 31, 2019, the Company entered into Addendum No. 1 to the Patent License Agreement (“Addendum No. 1”) which amended the payments due upon the first commercial sale of Nemo. Upon entering into Addendum No. 1, $8,250 was paid to STS in cash and $8,250 which was accrued and paid on January 10, 2020. On February 6, 2020, the Company issued 828,221 shares of its common stock with a fair value of $18,635 in satisfaction of $13,500 for the first commercial sale. On June 30, 2020, the Company entered into Amendment No. 2 to the STS Agreement which set forth STS’s assistance related to designing and commercializing certain diving products, and provides for a minimum yearly royalty of $60,000, or $15,000 per fiscal quarter, beginning in December 2019 and increasing by 2.15% per year. With the introduction of the NOMAD in the last quarter of 2021, the Company is obligated to pay an additional annual minimum royalty of $60,000 per year for the years 2022, 2023 and 2024, also increasing the quarterly minimum royalty by $15,000 per quarter.

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

Tradeshows

In 2021, the Company was represented directly or indirectly at The Palm Beach Boat Show, The Annapolis Motor and Sailing Shows, The Fort Lauderdale Boat show, Diving Equipment and Manufacturing show. In 2022, the Company currently intends to expand its marketing reach via tradeshows by attending all shows attended in 2021, The Seattle Boat Show, The Dubai Boat Show, and the HAI Heli-Expo, along with various other trade and industry shows.

Websites

We sell our products online through our and our subsidiaries websites and many of our products are marketed on some of our customers’ websites. In addition to these websites, numerous other websites have quick links to the Company’s website. Our products are available both domestically and internationally. Internet sales and inquiries are also supported by the Company.

Product Research and Development

Research and development costs for the year ended December 31,2021 and December 31, 2020, were $75,439 and $115,156, respectively, none of which cost is borne directly by customers.

Government Regulation

The SCUBA industry is self-regulating; therefore, the Company is not subject to government industry specific regulation. However, SSI, our tank manufacturing company is subject to Department of Transportation (“DOT”) regulation and testing of each of their tanks. The Company strives to be a leader in promoting safe diving practices within the industry and believes it is at the forefront of self-regulation through responsible diving practices. The Company is subject to all regulations applicable to “for profit” companies as well as all trade and general commerce governmental regulation. All required federal and state permits, licenses, and bonds to operate its facility have been obtained.

Distribution/Customers

The Company has historically been predominantly a wholesale distributor to retail dive stores, marine stores, boat dealers builders, and the US and international militaries. Currently, the Company generates a significant amount of direct to consumer sales via its websites and its relationship with Amazon via BLU3, BTL and SSI. Our retail sales customers include boat owners, recreational divers, commercial divers, and pilots. The Company sells products to three entities owned by the brother of Robert Carmichael, the Company’s Chief Executive Officer, and three companies owned by Mr. Carmichael. Combined sales to these six entities for 2021 and 2020, represented 17.9% and 18.4%, respectively, of total net revenues.

The majority of L&W high pressure compressors and NitroxMaker™ systems have been sold to commercial dive stores, dive operators (resorts and liveaboard dive boats), yacht builders, yacht owners and high pressure compressor distribution partners.

Sales of YachtPro™ compressor systems have been split between retail sales directly to consumers and wholesale sales to OEM boat builders/resellers/brokers.

Suppliers/Raw Materials

Principal raw materials for our business include machined parts such as rods; pistons; bearings; hoses; regulators; compressors; engines; high-pressure valves and fittings; sewn goods; and various plastic parts including pans, covers, intake staffs, and quick release connections which are typically purchased on a per order basis. Most materials are readily available from multiple vendors. Some materials require greater lead times than other materials. Accordingly, we strive to avoid out of stock situations through careful monitoring of these inventory lead times, and through avoiding single source vendors whenever possible. Principle suppliers include Lenhardt & Wagner GmbH, Xometry, Inc., Burgess Manufacturing Corp, Bix International, Inc., Carrol Stream Motor Company, Zhejiang Xiangyang Gear Electormechan, Co, Xiamen Feipeng Insdustry Co. Ltd. and Catalina Cylinders, Inc.

Competition

We consider the most significant competitive factors in our business to be innovation, lifestyle, fair prices, shopping convenience, the variety of available products, knowledgeable and prompt customer service, rapid and accurate fulfillment of orders. We currently recognize one significant competitor Airline by JSink, Inc.in gasoline powered hookah sales and a variety of competitors, including Aqua Lung America, Colti America and Bauer Compressors, Inc. in our redundant air tank systems and high-pressure compressor systems sales. Currently, we believe there is limited competition for our BLU3, Sea Lion and BIAS systems products.

Overall, we are operating in a moderately competitive environment. The price structure for all the products we distribute compares favorably with the majority of our competitors based on quality and available features. We believe that our key competitive advantage is our ability to create new products and in some cases, new markets.

Employees

We currently have four full-time employees. Our subsidiaries have 31 full-time and 1 part-time employee, in the aggregate.

Seasonality

Our product lines have historically been seasonal in nature in the United States. The peak season for Legacy Products and Redundant Air Tank Systems is the second and third quarters of the year. The peak season for High Pressure products is typically the fourth and first quarters of the year. The BLU3 product line is emerging as a less seasonally influenced enterprise due to the global appeal. The Company continues to address the seasonality of the business by expanding its reach beyond the traditional markets in the U.S. and reaching to other areas of the world that may somewhat offset the seasonality.

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

FINANCIAL RISKS

We have a history of losses.

We incurred net losses of $1,588,467 and $1,351,619, respectively, for the year ended December 31, 2021 and 2020. At December 31, 2021 we had an accumulated deficit of $14,544,604. While our revenues increased 36.7% for the year ended December 31, 2021 from 2020, our gross profit margin decreased from 32.1% in 2020 to 30.3% in 2021, our gross profit is not sufficient to cover our operating expenses in the year ended December 31, 2021 and 2020 of $3,742,262 and $2,797,449, respectively, which includes non-cash stock compensation expenses of $1,154,801 and $858,695 for the years ending December 31, 2021 and 2020, respectively. In the year ended December 31, 2021, our selling, general and administrative expenses, increased 33.8% from 2020. There are no assurances that we will be able to increase our revenues to a level which supports profitable operations and provides sufficient capital to pay our operating expenses and other obligations as they become due.

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our independent registered public accounting firm has included an explanatory paragraph expressing substantial doubt relating to our ability to continue as a going concern in its report on our audited consolidated financial statements for the year ended December 31, 2021 We have sustained recurring losses from operations and have used approximately $769,500 in net cash in our operation in the year ended December 31, 2021 as compared to approximately $556,000 in 2020. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our principal sources of liquidity are sales of equity and debt securities. We do not have any firm commitments to raise additional working capital. As we are a small company who stock is quoted on the OTC Markets, we expect to encounter difficulty in raising working capital upon terms and conditions satisfactory to us, if at all. If we are unable to obtain sufficient funding or generate sufficient revenues, our business and results of operations will be adversely affected and we may be unable to continue as a going concern.

We rely on revenues from related parties.

We generate revenues from sales to related parties, which accounted for 17.9% of our net revenues in 2021 and 18.4% of our net revenues in 2020. The loss of revenues from these related parties would have a material adverse impact on our business, results of operations and financial condition in future periods.

We depend on licenses with Robert Carmichael, our Chief Executive Officer’s ownership interests in much of our intellectual property.

The Company either owns or has licensed from entities in which Robert Carmichael, our Chairman, has an ownership interest, the following registered and unregistered trade names, trademarks and service marks: Brownie’s Third Lung™, browniedive.com, Brownie’s, Brownie’s Third Lung oval symbol, browniedive, YachtPro.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Our management has previously determined that we did not maintain effective internal controls over financial reporting. For a detailed description of these material weaknesses and our remediation efforts and plans, see Part II, Item 9A-Controls and Procedures of this Annual Report. If the result of our remediation of the identified material weaknesses is not successful, or if additional material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favorably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

BUSINESS AND OPERATIONAL RISKS

We are dependent upon certain key members of management and qualified employees and consultants.

Our success depends to a significant degree on the abilities and efforts of our senior management. and on our ability to attract, retain and motivate highly qualified marketing, technical, engineering and sales personnel and consultants. These people are in high demand and often have competing employment opportunities. The labor market for skilled employees is highly competitive and we may lose key employees or be forced to increase their compensation to retain these people. Employee turnover could significantly increase our recruitment, training and other related employee costs. The loss of key personnel, or the failure to attract qualified personnel, could result in delays in development or fulfillment of any current strategic and operational plans and have a material adverse effect on our business, financial condition or results of operations.

Our failure to obtain and enforce intellectual property protection may have a material adverse effect on our business.

Our success depends in part on our ability, and the ability of our patent and trademark licensors, and entities owned and controlled by Robert Carmichael to obtain and defend our intellectual property, including patent protection for our products and processes, preserve our trade secrets, defend and enforce our rights against infringement and operate without infringing the proprietary rights of third parties, both in the United States and in other countries. Despite our efforts to protect our intellectual proprietary rights, existing copyright, trademark and trade secret laws afford only limited protection.

Our industry is characterized by frequent intellectual property litigation based on allegations of infringement of intellectual property rights. Although we are not aware of any intellectual property claims against us, we may be a party to litigation in the future.

We rely on third party vendors and manufacturers.

We deal with suppliers on an order-by order basis and have no long-term purchase contracts or other contractual assurances of continued supply or pricing. In addition, we have no long-term contracts with our manufacturing sources and compete with other companies for production facility capacity. Historically, we have purchased enough inventories of products or their substitutes to satisfy demand. However, unanticipated failure of any manufacturer or supplier to meet our requirements or our inability to build or obtain substitutes could force us to curtail or cease operations. Certain of our product components are manufactured in China. Due to Covid, and the logistics challenges existing currently, we have experienced delays and may experience continued delays in our supply chain, including component products, which are manufactured in China. Our senior management will continue to monitor our situation on a daily basis, however, we expect that these factors and others we have yet to experience may materially adversely impact our company, its business and operations for the foreseeable future.

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

Government regulations may impact us.

The SCUBA industry is self-regulating, therefore, from an industry perspective the Company is not subject to government industry specific regulation. However, our tank manufacturing operation is required to comply with DOT, as well as being approved to sell in various countries outside of the United States. The Company strives to be a leader in promoting safe diving practices within the industry and is at the forefront of self-regulation through responsible diving practices. The Company is subject to all regulations applicable to “for profit” companies as well as all trade and general commerce governmental regulation. All required federal and state permits, licenses, and bonds to operate its facility have been obtained. There can be no assurance that our operations will not be subject to more restrictive regulations in the future, which could force us to curtail or cease operations.

Our failure to adequately protect personal information that is collected on our website and our third-party payment platforms could have a material adverse effect on our business.

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

We, like any other retailer, distributor and manufacturer of products that are designed for recreational sporting purposes, face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. Such claims may include, among other things, that our products are designed and/or manufactured improperly or fail to include adequate instructions as to proper use and/or side effects, if any. We do not obtain indemnification from parties supplying raw materials, manufacturing our products or marketing our products. In the event that we do not have adequate insurance or contractual indemnification, product liabilities relating to defective products could have a material adverse effect on our operations and financial conditions, which could force us to curtail or cease our business operations.

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

SHAREHOLDER RISKS

The issuance of shares of our common stock upon exercise of our outstanding options, warrants, convertible debt and Series A Convertible Preferred Stock may cause immediate and substantial dilution to our existing shareholders.

We presently have vested and unvested options, warrants, convertible debt and Series A Convertible Preferred Stock that if exercised would result in the issuance of an additional 254,577,924 shares of our common stock. The issuance of shares upon exercise of options will result in dilution to the interests of other shareholders.

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

Our company is a voluntary filer with the SEC and in the event that we cease reporting under the Exchange Act, investors would have limited information available to them about the company.

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

Our common stock is deemed to be “penny stock” as that term is defined under the Exchange Act. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges. Our common stock is covered by an SEC rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors, which are generally institutions with assets in excess of $5,000,000, or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.

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

Our officers and directors are able to control the Company.

Our officers and directors and their affiliates own or have the right to vote a majority of the common stock of our company. As a result, they have significant influence over the management and affairs of the Company and control over matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. Their interests may differ from the interests of other shareholders and thus result in corporate decisions that are disadvantageous to other shareholders. This concentration of ownership and influence in management and board decision-making could also harm the price of our capital stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our capital stock (whether by making a tender offer or otherwise) or otherwise attempting to obtain control of our company.

Item 1B.	Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2.	Properties.

Pompano Beach, FL

Our Pompano Beach, Florida facilities are comprised of two adjoining properties totaling approximately 16,566 square feet of leased space the bulk of which is factory and warehouse space. The initial 37-month lease covering approximately 8,541 square feet commenced on September 1, 2014. The lease provided for payment of a $5,367 security deposit, base rent of approximately $4,000 per month over the term of the lease plus sales tax, and payment of 10.76% of annual operating expenses for common areas maintenance, subject to periodic adjustment. On December 1, 2016, we entered into an amendment to the initial lease agreement, commencing on October 1, 2017, which extended the term of the lease for an additional 84 months, expiring September 30, 2024. The base rent was increased to $4,626 per month with a 3% annual escalation throughout the amended term.

On November 11, 2018, the Company entered a new 69-month lease agreement for an additional 8,025 square feet adjoining its existing facility in Pompano Beach, Florida. The new lease provided for a $6,527 security deposit, an initial base rent of approximately $4,848 per month escalating at 3% per year during the term of the lease plus Florida state sales tax and payment of 10.11% of the building’s annual operating expenses for common area maintenance, subject to adjustment as provided in the lease.

Huntington Beach, California

Our Huntington Beach, California facility is comprised of a leased 13,000 square foot free standing building of which the bulk of the square footage is warehouse and manufacturing space. The initial lease, signed in January, 2013 was for five years with a base rent of $7,410.

On January 4, 2018, the Company entered into a sixty-one month term lease renewal for its facility in Huntington Beach, California, commencing on February 1, 2018. Base rent is approximately $9,300 per month for the first 12 months with a 2.5% annual escalation throughout the term. The Company paid a security deposit of $8,450 with the initial lease that the landlord continues to hold.

We believe that the facilities are suitable for their intended purpose, are being efficiently utilized and provide adequate capacity to meet demand for the foreseeable future.

Item 3.	Legal Proceedings.

There are no pending legal proceedings to which we are a party or in which any director, officer or affiliate of ours, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us.

Item 4.	Mine Safety Disclosure.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is quoted on the OTCQB tier of the OTC Markets under the symbol “BWMG”. On April 19, 2022, the closing sale price of our common stock was $0.0425 per share.

Holders of Common Stock

As of April 19, 2022, the Company had approximately 391 shareholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2021:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans

Plans approved by our shareholders (1)	2,125,000	.0434	22,875,000
Plans not approved by shareholders (2)	231,003,266	.0361	-

(1) Represents stock options granted to employees under the Equity Compensation Plan as described in Item 10 of this Annual Report. 25,000,000 shares are reserved for issuance under the Plan.

(2) Represents (i) five-year options granted to each of Robert Carmichael, Mikkel Pitzner and Blake Carmichael to purchase an aggregate of 35,295,237 shares of common stock at $0.018 per share, (ii) a three-year option to purchase 2,000,000 shares of common stock at $0.0229 per share to Jeffrey Guzy, a former director, (iii) a three-year option to purchase 2,000,000 shares of common stock at $0.0229 per share to Biz Launch Advisors, LLC, a formal financial consultant, (iv) a three-year option to purchase an aggregate of 125,000,000 shares of common stock at $0.045 per share and a to Robert Carmichael, (v) a five-year option to purchase 5,434,783 shares of common stock at $0.0184 per share, a four-year option to purchase an aggregate of 30,000,000 shares of common stock at $0.0184 per share and a five year option to purchase 2,403,846 shares of common stock at $.0401 per share to Christopher Constable (vi) a five-year option to purchase an aggregate of 21,759,400 shares of common stock at $0.0399 per share to Blake Carmichael, (vii) a five-year option to purchase 7,110,000 shares of common stock at $0.0531 per share to Christeen Buban, President of SSI.

Recent Sales of Unregistered Securities

Except as set forth below, there were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

On February 22, 2021, the Company issued 422,209 shares of common stock to an investor upon the conversion of a convertible note.

On March 1, 2021, the Company issued 3,000,000 shares of common stock to a consultant for investor relation services.

On March 25, 2021, the Company issued 27,500,000 shares of common stock to Charles Hyatt, in a private offering for proceeds of $275,000.

On February 25, 2021, the Company issued 116,279 shares of common stock to a consultant for professional business services.

On June 10, 2021, the Company issued 6,055,358 shares of common stock to an investor upon the conversion of a convertible note.

On August 18, 2021, the Company issued 6,114,516 shares of common stock to an investor upon the conversion of a convertible note.

On September 1, 2021, the Company issued 10,000,000 units (each unit (“Unit”) consisting of one share of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $0.025 per share) to Charles Hyatt in a private offering for proceeds of $250,000.

On September 1, 2021, the Company issued 600,000 Units to Grace Hyatt in a private offering for proceeds of $15,000.

On September 20, 2021, the Company issued 4,000,000 Units to three accredited investors for aggregate proceeds of $100,000.

On September 22, 2021, the Company issued a law firm 1,190,476 shares of common stock to a law firm for legal services related to the acquisition of SSI.

On November 30, 2021 and December 31, 2021 the Company issued 484,330 shares of common stock and 112,676 shares of common stock, respectively, to a consultant for dive retail advisory services provided to the Company.

On December 31, 2021, the Company issued 763,983 shares of common stock to a vendor as compensation under an exclusivity agreement.

The above issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe are exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report. Actual future results may be materially different from what we expect. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

The management’s discussion and analysis of our financial condition and results of operations are based upon our audited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Recent Developments

On September 3, 2021, the Company, entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Submersible Acquisition, Inc., a Florida corporation and wholly owned subsidiary of the Company (“Acquisition Sub”), SSI, and Summit Holdings V, LLC, a Florida limited liability company (“Summit”) and Tierra Vista Group, LLC, a Florida limited liability company (“Tierra Vista” and, together with Summit, the “Sellers”), the owners of all of the capital stock of SSI (the “Submersible Shares”), pursuant to which Acquisition Sub merged with and into Submersible (the “Merger”), and Submersible, the surviving corporation, became a wholly owned subsidiary of the Company. The Merger became effective upon the filing of Articles of Merger with the Secretary of State of the State of Florida.

Pursuant to the terms and conditions of the Merger Agreement, the Company acquired all of the Submersible Shares from the Sellers for an aggregate purchase price of $1,799,919 (the “Merger Consideration”), which was paid to the Sellers at closing by issuance to the Sellers of three-year 8% convertible promissory notes in the aggregate principal amount of $350,000 and an aggregate of 27,305,442 shares (the “ Merger Shares”) of the Company’s common stock.

The Merger Shares are subject to a leak-out restriction commencing on the date of issuance, as follows: (i) up to 12.5% may be sold after 6 months; (ii) up to 25% may be sold after 9 months; (iii) up to 75% may be sold after 24 months; and (iv) up to 100% may be sold after 36 months. Notwithstanding the foregoing, the leak-out restriction may be waived by the Company under certain conditions.

The Sellers were granted “piggyback” registration rights with respect to the Merger Shares and the shares of common stock that may be received upon their conversion of the 8% convertible notes.

Interest under the notes is payable at the end of each 3-month period commencing on September 30, 2021, in shares of common stock of the Company. The Company may prepay the notes in whole or in part at any time without penalty or premium. Within 30 days after the end of each quarter, commencing on the first full quarter after the closing, the Company is obligated to pay, as a reduction of the principal amount of the notes, in cash, payments equal to 50% of SSI’s operating net income before interest, taxes, depreciation and amortization (but expressly excluding any overhead cost allocation applied to SSI by the Company). The final payment will be a balloon payment of the balance due upon the end of the term of the notes. The holders of notes may convert the notes, in whole or in part, at any time, into shares of common stock.

In connection with the Merger, Rick Kearney, Submersible’s founder, entered into a five-year confidentiality, non-competition and non-solicitation agreement with the Company.

On September 17, 2021 the Company completed a private placement of an aggregate of 14,600,000 Units to five purchasers at a purchase price of $0.025 per Unit for gross proceeds of $365,000, with each Unit consisting of one restricted share of the Company’s common stock and one two year common stock purchase warrant to purchase one restricted share of common stock at an exercise price of $0.025 per share. The Units were offered and sold pursuant to the terms of a subscription agreement (the “Subscription Agreement”) to accredited or otherwise qualified investors and included Charles Hyatt, a director and an affiliate of Mr. Hyatt, who purchased an aggregate of 10,600,000 Units. The Company did not pay any commissions or finder’s fees and is using the proceeds for working capital.

Impact of COVID-19 Pandemic

The Company has previously been affected by temporary manufacturing closures, and employment and compensation adjustments. The market continues to suffer from the impacts of the pandemic via supply chain shortages and freight delays. The continued freight delays have and will likely continue to result in additional expenses to expedite delivery of critical parts. Additionally, increased demand for personal electronics has created a shortfall of microchip supply which are used in our battery powered products, and it is yet unknown how we may be impacted.

We continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate, and we will have to accurately project demand and infrastructure requirements globally and deploy our production, workforce and other resources accordingly.

Results of Operations

Years Ended December 31, 2021 and 2020

Overall, our net revenues increased 36.7% in 2021 from 2020, which included an increase of 37.5% in net revenue from sales to third parties and an increase of 33.2% in sales to related parties. Our cost of revenues in 2021 was 69.7% of our total net revenues as compared to 67.9% in 2020. Included in our cost of revenues are royalty expenses we pay to Robert Carmichael which increased 10.8% in 2021 from 2020. We reported a gross profit margin of 31.2% in 2021 as compared to 32.1% in 2020.

Net Revenues

The following tables provides net revenues, costs of revenues, and gross profit margins for our segments for 2021 and 2020.

	Year Ended December 31,		%
	2021	2020	change

Legacy SSA Products	$2,897,210	$2,721,753	6.4%
High Pressure Gas Systems	616,039	489,590	25.8%
Ultra-Portable Tankless Dive Systems	2,241,359	1,344,630	66.7%
Redundant Air Tank Systems	472,771	-	N/A
Total revenue	$6,227,379	$4,555,973	36.7%

Cost of revenues as a percentage of net revenues

	Year Ended December 31,
	2021	2020

Legacy SSA Products	74.6%	65.1%
High Pressure Gas Systems	62.7%	63.4%
Ultra-Portable Tankless Dive Systems	64.1%	74.2%
Redundant Air Tank Systems	74.6%	-

Gross profit margins

	Year Ended December 31,
	2021	2020

Legacy SSA Products	25.4%	34.5%
High Pressure Gas Systems	37.3%	36.6%
Ultra-Portable Tankless Dive Systems	35.9%	25.8%
Redundant Air Tank Systems	25.4%	-

SSA Products segment

The increase in net revenues of 6.4% from this segment for the year ended December 31, 2021 as compared to the year ended December 31, 2020 can be attributed to increased demand at the dealer level with a 20.2% increase. This increase was offset by decreases in direct to consumer revenues of 11.4%, and revenues to affiliates of 1.1%. The decrease in consumer demand is attributed to a shift to purchases at retail from our dealer base, as the economy has allowed the retail shops to re-open after the pandemic, and consumers switched their buying habits away from our website. Management believes that total sales were stifled by supply chain issues with the critical parts delays not allowing shipment for nearly the entire month of August 2021. Additionally, the Company has been unable to supply its popular Pioneer model of the Third Lung line since the middle of 2021 due to the lack of availability in North America of the engine that is the core selling feature of that unit.

Our costs of revenues as a percentage of net revenues in this segment increased from 65.5% in the year ended December 31, 2020 to 74.6% in the year ended December 31, 2021. The increase in cost of sales, and in turn decrease product margin, can be attributed primarily to an increase in suppliers cost of products during the latter half of 2021, and the cost of having to air freight a larger amount of products in order to keep the production lines occupied, and customer demand met. Additionally, The Company reserved an additional $58,829 for slow moving inventory. Lastly, the Company made a decision to not increase prices to dealers and consumers in the second half of 2021 and accept a smaller margin to ensure the continued movement by supporting our dealer base during the second quarter of 2021 in an effort to ensure continued product movement during the fourth quarter of 2021.

Revenue channels for this segment are set forth below. Direct to Consumer represents items sold via our website, trade shows and walk-ins to our factory store. Dealer revenue represents sales to customers that have dealer agreements that typically operate with the lowers margin. Affiliates are resellers of our products that do not have formal dealer agreements. Other represents all other sales that do not fit in any of the categories.

	Revenue		%	Cost of Sales		Margin
	2021	2020	Change	2021	2020	2021	2020
Direct to Consumer (website included)	$895,348	$1,010,527	(11.4)%	62.5%	51.9%	37.5%	48.1%
Dealers	1,888,233	1,570,683	20.2%	79.9%	74.2%	20.1%	25.8%
Affiliates	97,222	98,324	(1.1)%	61.6%	68.6%	38.4%	31.4%
Other	16,407	42,219	(61.1)%	201.4%	61.9%	(101.4)%	38.1%
Total	$2,897,210	$2,721,753	6.4%	74.6%	65.1%	25.4%	34.5%

High Pressure Gas Systems segment

Sales of high-pressure breathing air compressors had a 25.8% increase for the year ended December 31, 2021 as compared to the year ended December 31, 2020 as the marketplace showed an economic recovery during 2021. All segments have opened up, and demand is continuing to increase, with travel returning, and diving operations throughout the US and Caribbean re-opened and receiving tourists. The majority of our dive resort and dive operator customers’ businesses were back-up and running during the year ended December 31, 2021, and the recovery of this customer segment is reflected in the increases in revenue of 59.8% in the reseller segment. The Original Equipment Manufacturer segment showed the largest growth with an increase of 151.1% for the year ended December 31, 2021 as compared to 2020. The direct to consumer segment, which includes yacht owners and direct to dive stores declined for the year ended December 31, 2021 as compared to the same period in the prior year as product was allocated from this customer base to increase the reseller and OEM categories.

Our costs of revenues as a percentage of net revenues in this segment remained consistent at 63.4% in the years ended December 31, 2021 and 2020.

	Revenue		%	Cost of Sales		Margin
	2021	2020	Change	2021	2020	2021	2020
Resellers	$347,034	$217,150	59.8%	63.6%	73.6%	36.4%	26.4%
Direct to Consumers	96,380	203,702	(52.7)%	68.9%	54.4%	31.1%	45.6%
Original Equipment Manufacturers	172,625	68,738	151.1%	57.3%	57.9%	42.7%	42.1%
Total	$616,039	$489,590	25.8%	62.7%	63.4%	37.3%	36.6%

Ultra Portable Tankless Dive Systems

Net revenues in this segment increased 66.7% for the year ended December 31, 2021 as compared to the year ended December 31, 2020 inclusive of the one-time revenue from the BLU-Vent project booked in the year ended December 31, 2020. During the second quarter of 2020, BLU3 received a purchase order from a third-party to adapt the design of the NEMO into a functional ventilator prototype, to potentially help with the ventilator shortage that the country was facing due to the COVID–19 pandemic. BLU3 Vent emerged as the first in the Hack-a-Vent challenge to pass through preliminary testing at Uniformed Services University to confirm feasibility to treat an ARDS inflicted patient. BLU3 Vent has submitted initial documents for a review with the FDA at the direction and with the support of the Wright Brothers Institute. This project is currently suspended as urgent demand for emergency use ventilators has declined. Revenue from this agreement totaled $570,060 for the year ended December 31, 2020. Net of the one-time BLU-Vent project, revenue increased 189.4% during the year ended December 31, 2021. The increase in revenue for 2021 can be attributed to a 73.5% increase in NEMO sales over the prior year, and the introduction of the NOMAD to the market in the late third quarter of 2021 at a price point is nearly double that of NEMO. The largest contributors to the revenue increases for year ended December 31, 2021 as compared to the prior year, are the growth in dealer sales and sales via the Amazon channel. Through December 31, 2021, BLU3 is selling to Amazon in nine countries as well as a significant presence in the US Amazon Channel. BLU3 continues to expand its dealer base which can be seen by the 225.6% revenue growth for the year ended December 31, 2021 as compared to the same period in 2020. The Company’s continued focus on direct to consumer via its website accounted for an 84.1% increase for the year ended December 31, 2021 as compared to the prior year.

Our aggregate cost of revenue from this segment as a percentage of net revenues for the year ended December 31, 2021 decreased to 64.1% as compared to 74.2% for the year ended December 31 2020. The decrease can be attributed to efficiencies found in both the product cost and labor cost in building the NOMAD.

	Revenue		%	Cost of Sales		Margin
	2021	2020	Change	2021	2020	2021	2020
Direct to Consumer	$944,493	$512,892	84.1%	54.3%	43.5%	45.7%	56.5%
Dealers	780,388	239,682	225.6%	64.5%	49.8%	35.5%	50.2%
Amazon	516,478	21,996	2,248.1%	81.4%	46.2%	18.6%	53.8%
Ventilator	-	570,060	(100.0)%	-	127.7%	-	(27.7)%
Total	$2,241,359	$1,344,630	66.7%	64.1%	74.2%	35.9%	25.8%

Redundant Air Tank Systems

Revenue for the year ended December 31, 2021 in the Redundant Air Tank Systems System segment represents revenue from September 3, 2021, the closing date of the acquisition of SSI. These margins were affected by direct labor costs, as supply issues during September caused delays in shipments to SSI’s worldwide customer base, which includes (1) commercial accounts, that have aircraft that require redundant air systems for their pilots and passengers, such as the oil business with helicopters flying to oil rigs located in the middle of large bodies of water. (2) government accounts that are typically domestic and international military customers who use their egress systems for various uses. (3) dealers accounts that are resellers including international distributors to the military, commercial account or dive shops, and domestic and international dive shops that carry their Spare Air product. (4) Direct to consumer sales represent not only online sales, but sales via trade shows that go direct to consumer

	Revenue			Cost of Sales		Margin
	2021	2020	% change	2021	2020	2021	2020
Commercial	$88,876	-	100%	55.5%	-	44.5%	-
Dealers	287,877	-	100%	89.0%	-	11.0%	-
Government	42,875	-	100%	25.6%	-	74.4%	-
Direct to Consumers (Website)	53,143	-	100%	68.2%	-	31.8%	-
Total	$472,771	-	100%	74.6%	-	25.4%	-

Operating Expenses

Operating expenses, consisting of selling, general and administrative (“SG&A”) expenses and research and development costs, are reported on a consolidated basis for our operating segments. Aggregate operating expenses increased 33.8% for the year ended December 31, 2021 as compared to the year ended December 31, 2020.

Selling, General & Administrative Expenses (SG&A Expenses)

SG&A increased by 36.7% for the years ended December 31, 2021 as compared to the year ended December 31, 2020. SG&A during those years are as follows:

Expense Item	2021	2020	% Change
Payroll	$1,144,020	$630,149	81.5%
Non-Cash Stock based compensation - options	1,150,801	858,695	34.0%
Professional Fees	469,206	467,271	0.4%
Advertising	343,232	154,642	121.9%
All Others	559,569	571,536	(2.8)%
Total SG&A	$3,666,823	$2,682,293	36.7%

Payroll increases for the year ended December 31, 2021 are primarily due to the addition of SSI payroll which accounted for 34.3% of the increase. The balance of the increase can be attributed to the hiring of a chief executive officer, a social media/marketing manager, and several other operating and administrative personnel to support the growth in each of our divisions.

Non-Cash Stock compensation expenses increased 34.0% for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase can be attributed to stock options issued to employees as part of the Company’s 2021 Equity Plan, stock options issued to Blake Carmichael and Christeen Buban, President of SSI, pursuant to their employment agreements during the year ended December 31, 2021. Additionally, the increase can be attributed to compensation and bonus stock options issued to our Chief Executive Officer, pursuant to his employment agreement and expenses related to options issued to our Chairman.

Professional fees, representing legal and other professional fees, which we paid in a combination of cash, common stock, or stock options, had an increase of .4% for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This despite an increase in professional fees related to the acquisition of SSI.

Advertising expense increased 121.9% for the year ended December 31, 2021 as compared to the year ended December 31, 2020. 108.0% of the increase can be directly attributed to an increase of direct, internet and Amazon marketing by BLU3. The addition of SSI attributed 15.4% of the increase in advertising expenses for the year ended December 31, 2021. These increases are offset by decreases in Trebor advertising expenses associated with the agreement with the Company’s provider of marketing and advertising, which was entered into in the third quarter of 2020, and was not renewed as of July 31, 2021.

Research & Development Expenses (R&D Expenses)

R&D expenses for the year ended December 31, 2021 decreased 34.5% as compared to the year ended December 31, 2020. The decrease can be primarily attributed to the lack of R&D expenses related to the BLU-Vent project in 2021 as well as the completion of the R&D for BLU3’s NOMAD in 2021.

Other Income

For the year ended December 31, 2021 other income and expenses, totaled approximately $264,000 in income as compared to approximately $18,600 in expenses for the year ended December 31, 2020. Interest expense for the year ended December 31, 2021 was approximately $21,500 as compared to approximately $18,600 for the year ended December 31, 2020. This increase can be attributed to the increase in convertible debt related to the SSI acquisition. Other income for the year ended December 31, 2021 included a gain on the forgiveness of Trebor and SSI PPP loans totaling approximately $275,800 and the forgiveness of a loan payable of $10,000.

Liquidity and Capital Resources

We had cash of $643,143 at December 31, 2021.The following table summarizes total current assets, total current liabilities and working capital at December 31, 2021 as compared to December 31, 2020.

	December 31,	December 31,	% of
	2021	2020	change
Total current assets	$2,966,432	$1,469,037	101.9%
Total current liabilities	$1,396,197	$1,029,204	35.6%
Working capital	$1,570,235	$439,833	257.0%

The increase in our current assets at December 31, 2021 from December 31, 2020 principally reflects increases in cash of approximately $298,000, accounts receivable of approximately $42,000, inventory of approximately $1,031,500 and prepaid assets of approximately $116,300 for the year ended December 31, 2021. The increase in inventory was due to the addition of SSI inventory and increased purchasing to try to counteract the concerns over supply chain disruptions due to the lingering effects of the COVID19 pandemic. The increase in accounts receivable is attributable to the increase in the aggregate sales for the year ended December 31, 2021 as compared to the year ended December 31, 2020 as well as the inclusion of the accounts receivable related to SSI in the year ended December 31, 2021.

The increase in our total current liabilities for the year ended December 31, 2021 as compared to the year December 31, 2020 reflects an increase in accounts payable and accrued liabilities of approximately $357,400, a decrease of approximately $65,100 in accounts payable – related parties, an increase of approximately $123,600 in customer deposits, an increase of approximately $124,600 in operating lease liabilities with the addition of the SSI lease liability, and a reduction of debt liabilities of approximately $260,600 due to the conversion of short term convertible notes and the reduction of other non- convertible debt.

Summary Cash Flows

	Years Ended December 31,
	2021	2020

Net cash used in operating activities	$(769,467)	$(556,108)
Net cash provided by (used in) investing activities	$517,701	$(5,500)
Net cash provided by financing activities	$549,723	$836,175

Net cash used in operating activities for 2021 was primarily the result of a net loss of $1,588,467, an increase in our inventory balances of $649,414, increases in prepaid expenses and other current assets of $109,612, and total decreases in all liabilities of $193,614 for the year ended December 31, 2021 as compared to December 31, 2020. The cash used related to net loss was offset by $1,154,801 in non-cash stock related compensation expenses and $201,952 non-cash expenses for shares issued for professional fees during the year ended December 31, 2021.

Net cash provided by investing activities in 2021 of $517,701 reflects primarily the cash acquired from the SSI acquisition of $541,378 offset by fixed asset purchases of $23,677. This compares to cash used for the purchase of fixed assets of $5,500 for the year ended December 31, 2020.

Net cash provided by financing activities in 2021 reflect $640,000 in proceeds related to the sale of the company’s common stock and units that included both stock and warrants. The increase in cash was offset by repayments of both notes payable and other debt of $90,278. This is compared to cash provided from the sale of common stock and the exercise of warrants of $770,000 as well as net proceeds of debt of $65,575 after offsetting the repayment of debt from the proceeds of debt for the year ended December 31, 2020.

Going Concern

Our audited consolidated financial statements included in this Annual Report were prepared assuming we will continue as a going concern, and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. The report of our independent registered public accounting firm on our audited consolidated financial statements for the year ended December 31, 2021 includes an explanatory paragraph stating the Company has net losses and an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. If the Company is unable to raise additional funds when needed, or does not have sufficient cash flows from sales, it may be required to scale back, delay or cease operations, liquidate assets and possibly seek bankruptcy protection. We have a history of losses, and an accumulated deficit of $14,544,604 as of December 31, 2021. Despite a working capital surplus of $1,570,235 at December 31, 2021, the continued losses and cash used in operations raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to continue to increase revenues, control expenses, raise capital, and to continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. We are continuing to engage in discussions with potential sources for additional capital, however, our ability to raise capital is somewhat limited based upon our revenue levels, net losses and limited market for our common stock. If we fail to raise additional funds when needed, or if we do not have sufficient cash flows from operations, we may be required to scale back or cease certain of our operations.

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

We currently have no off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under Exchange Act. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluations as of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting described below. A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

Our management, including our Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of the design and operations of our disclosure controls and procedures (defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of December 31, 2021 and based upon the such evaluation, have concluded that the disclosure controls and procedures as of December 31, 2021 were not effective due to the material weaknesses identified below.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. The framework used by management in making that assessment was the criteria set forth in the documents entitled “2013 Internal Controls – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2021 and that material weaknesses in internal controls over financial reporting described below existed.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCOAB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses:

●	There are an insufficient number and lack of qualified accounting department and administrative personnel and support;

●	There are insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to GAAP and SEC disclosure requirements;

●	Insufficient segregation of duties, oversight of work performed and lack of controls in our finance and accounting functions due to limited personnel;

●	The Company’s systems that impact financial information and disclosures have ineffective information technology controls;

●	Inadequate controls surrounding revenue recognition, to ensure that all material transactions and developments impacting the financial statements are reflected and properly recorded; and

●	Evaluation of disclosure controls and procedures was not sufficiently comprehensive due to limited personnel.

Internal Control Remediation Efforts.

Subject to sufficient resources, management expects to remediate the material weaknesses identified above as follows:

●	Management has leveraged and will continue to leverage experienced consultants to assist with ongoing GAAP and SEC compliance requirements. We intend to expand our finance department through the hiring of a certified public accountant to strengthen the segregation of duties, internal controls and enhance our current staff.

●	Segregation of duties will be analyzed and adjusted Company-wide as part of the internal controls implementation and documentation of those controls and procedures that is expected to commence in 2021.

●	The Company plans on evaluating various accounting systems to enhance our system controls.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The following are the names, ages and positions of our current executive officers and directors.

Name	Age	Position

Robert M. Carmichael	60	Chairman, President, and Chief Financial Officer and Director
Christopher H. Constable	55	Chief Executive Officer and Director
Charles F. Hyatt	53	Director

Key Employee

Blake Carmichael	27	Chief Executive Officer and President of BLU3

Our directors are elected for a term of one year and serve until such director’s successor is duly elected and qualified. Each executive officer serves at the pleasure of the Board.

Robert M. Carmichael. Since April 2004, Mr. Carmichael has served as our Chairman and President, and from April 2004 until November 2020 served as our Chief Executive Officer. Mr. Carmichael has served as our Chief Financial Officer since 2017 and a director since 2005. Mr. Carmichael was selected to serve as a director for his general business management experience with specific experience in the diving industry.

Christopher H. Constable. Mr. Constable as served as our Chief Executive Officer and a director since November 2020. Mr. Constable also currently sits on the board of directors of Bon Natural Life, Ltd. (NASDAQ: BON), and serves as the Chairman of the audit committee. Prior to joining our company, from August 2020 through the November 2020, Mr. Constable provided business and financial consulting services. From 2003 through February 2020 Mr. Constable served as Chief Financial Officer of John Keeler & Co., Inc., d/b/a Blue Star Foods, a privately held international seafood company which in 2018 merged into Blue Star Foods Corp., a Miami, Florida-based sustainable seafood company (NASDAQ: BSFC). Mr. Constable served as Chief Financial Officer and a director of Blue Star Foods Corp. February 2020. Prior thereto, from 1999 to 2003, Mr. Constable was a consultant at Gateway Capital Corp., a business consulting firm, where he analyzed the financial and reporting capabilities of prospective lending customers with revenues from $10 to $100 million. Additionally, Mr. Constable was involved with loan workouts of facilities that required either liquidation or restructuring to ensure collectability for the financial institutions. From 1990 to 1999, Mr. Constable was a commercial banker at Mercantile Bankshares in Baltimore, Maryland, Finova Capital Corporation and Capital Bank, both in south Florida. Mr. Constable received his B.S. in Finance with an Accounting Minor from the Merrick School of Business at the University of Baltimore in 1989. Mr. Constable was selected to serve as a director for his experience with public companies and over 30 years background in finance and accounting.

Charles F. Hyatt. Mr. Hyatt has served as a director since March 2019. Mr. Hyatt is involved in the automotive industry and present owner of several franchise car dealerships in Myrtle Beach, South Carolina, including Myrtle Beach Hyundai (since 1999) and Hyatt Buick & GMC (since 2001). In the past his ownerships also included Myrtle Beach Suzuki (from 2004 until 2012), Sun Coast Mazda and Mitsubishi (from 2001 until 2009), Stone Mountain Chevrolet (from 2001 until 2009. From 1994 to 1997, Mr. Hyatt served as Wholesale Purchase Director with Lamar Ferrel Chevrolet, and from 1991 to 1994 as General Manager of Bob Harris Ford. From 1988 to 1990, Mr. Hyatt was the Demonstration Director of Auto Dialysis, and from 1986 to 1998, the General Manager/Operational Partner of Ken Hyatt Dodge, Chrysler and Plymouth. Since 2013, Mr. Hyatt has owned and operates the Gilligan Island Funland Golf amusement park. Mr. Hyatt sits on the American Cross Heroes committee and is the winner of the Jefferson Award (2017) for his community involvement. Mr. Hyatt was selected to serve on the board of directors for his general business management experience.

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

There are no family relationships between any of the executive officers and directors.

Committees of the Board of Directors

We have not established an Audit Committee, Compensation Committee or a Nominating Committee The entire Board participates in the nomination and audit oversight processes and considers executive and director compensation. Given the size of the Company, the entire Board is involved in such decision-making processes. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

We are not a “listed company” under SEC rules and are therefore not required to have an audit committee comprised of independent directors.

Christopher Constable is an “financial expert” within the meaning of the rules and regulations of the SEC.

Compensation of Directors

The following table provides information concerning the compensation paid to our independent director for services in such capacity during the year ended December 31, 2021. No other director received compensation for serving in such capacity in 2021.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Charles Hyatt	18,000	-	-	-	-	-	18,000

Delinquent Section 16(a) Reports

Not applicable.

Code of Ethics

The Company has not as yet adopted a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions as required by the Sarbanes-Oxley Act of 2002 due to our small size and limited resources and because management’s attention has been focused on matters pertaining to business operations.

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

The following table provides certain information regarding compensation awarded to, earned by or paid to our Chief Executive Officer and the other executive officer with compensation exceeding $100,000 during fiscal 2021 (each a “Named Executive Officer”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		Option Awards ($) (1)		No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)		Total ($)
Robert Carmichael	2021	120,000	-			874,022	(4)	-	-	105,474	(5)	1,099,496
Chairmen, President and CFO (2)	2020	120,000	-	33,184	(3)	666,239	(4)	-	-	107,528	(6)	926,951
Christopher Constable,	2021	199,474	-			181,710	(9)	-	-	2,661	(10)	302,134
CEO (7)	2020	26,923	-	45,659	(8)	106,890	(9)	-	-	-		755,561

(1)

Represents the aggregate grant date fair value of the shares of our common stock, computed in accordance with ASC Topic 718. The assumptions made in the valuations of the stock awards are included in Note 13 of the notes to our consolidated financial statements

(2)	Mr. Carmichael served as our Chief Executive Officer from 2004 until November 2020 when Mr. Constable joined our company. Mr. Carmichael continues to serve as Chairman, President and Chief Financial Officer.

(3)	Represents the award of 725,087 shares of common stock issued to Mr. Carmichael for his participation in the BLU3-VENT project.

(4)	On April 14, 2020 the Company issued Mr. Carmichael an option to purchase up to 125,000,000 shares of common stock at an exercise price of $0.045 subject to vesting as discussed in note 13 of the audited financial statements attached to this report. The Company expensed $874,022and $655,515 of the fair market value of these options in 2021 and 2020, respectively. On July 29, 2019 the Company issued Mr. Carmichael five year options to purchase up to 20,761,904 shares of common stock at an exercise price of $0.018 per share, subject to vesting over a period of six months. We recognized stock option expense of $10,724 in 2020.

(5)

Represents (i) $18,000 in director compensation (ii) $12,313 in health insurance, and (iii) an aggregate of $75,161 in royalties paid to an entity controlled by Mr. Carmichael under the terms of a license agreement with the Company.

(6)	Represents (i) $18,000 in director compensation (ii) $21,720 in health insurance, and (iii) an aggregate of $67,808 in royalties paid to an entity controlled by Mr. Carmichael under the terms of a license agreement with the Company.

(7)	Mr. Constable has served as our Chief Executive Officer since November 2020.

(8)	Represents the grant date fair value of 2,795,000 shares of common stock issued to Mr. Constable on behalf of Brandywine, LLC for consulting services provided to the Company prior to his employment.

(9)	On November 5, 2020 the Company entered into an option agreement with Mr. Constable the details of which are disclosed in Note 14 of the audited financial statements included in this report. The Company expensed vested options of 5,434,783 shares with a fair value of $106,890 in 2020 and the Company expensed 2,000,000 with a fair market value of $82,734 in 2021. On November 5, 2021 the Company entered an option agreement with Mr. Constable the details of which are disclosed in Note 13 of the audited financial statements included in this report. The Company expensed vested options of 2,403,846 shares with a fair value of $98,976 which was fully expensed in 2021.

(10)	Represents health insurance premiums paid by the Company on behalf of Mr. Constable.

Equity Plan

On May 26, 2021, the Company adopted the Company’s Equity Compensation Plan (the “Plan”). The Plan provides for the award of stock options (incentive and non-qualified), stock awards and stock appreciation rights to officers, directors, employees and consultants who provide services to the Company. The terms of awards under the Plan are made by the Administrator of the Plan appointed by the Company’s Board of Directors, or in the absence of an Administrator, by the Board. The Company has reserved 25,000,000 for issuance under the Plan. The term of the Plan is ten years.

Outstanding Equity Awards at December 31, 2021

The table below reflects all outstanding equity awards made to each Named Executive Officer that were outstanding at December 31, 2021.

	OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Robert Carmichael	20,761,904	(1)			.018	7/29/2024
	25,000,000	(2)	100,000,000	-	.045	4/30/2023
Christopher Constable	5,434,783	(3)	-	-	.0184	11/5/2025
	2,000,000	(4)	28,000,000	-	.0184	11/5/2024
	2,403,846	(5)	-	-	.0401	11/5/2026

(1)	Options fully vested in January 2020
(2)	Options vest based upon certain corporate milestones as discussed in Note 13 of the financial statements included in this Annual Report.
(3)	Options fully vested in November 2020
(4)	Options vest based upon certain corporate milestones as discussed in Note 13 of the financial statements included in this Annual Report.
(5)	Options fully vested in November 2021

Christopher Constable Employment Agreement

On November 5, 2020, we entered into a three-year employment agreement (the “Constable Employment Agreement”), which agreement will automatically renew for one-year successive terms unless either party notifies the other of its desire to terminate the agreement at least 60 days prior to the then current term. Pursuant to the Agreement, Mr. Constable will serve as our Chief Executive Officer and a director. In consideration for his services, Mr. Constable is entitled to an annual base salary of $200,000, payable in accordance with the customary payroll practices of the Company, and upon execution of the Constable Employment Agreement and on each anniversary thereof, a non-qualified immediately exercisable five-year stock option to purchase that number of shares equal to $100,000 of the value of the Company’s common stock at an exercise price equal to the market price of the common stock on the date of issuance. Pursuant to the Agreement, on November 5, 2020, we issued Mr. Constable an option to purchase 5,434,783 shares of common stock at an exercise price of $0.0184 per share pursuant to an option award agreement and upon the first anniversary we issued Mr. Constable an option to purchase 2,403,846 shares of common stock at an exercise price of $0.0401.

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

The agreement may be terminated for “cause” (as defined in the Agreement), upon his death or disability, or by the Company without cause. Furthermore, Mr. Constable may terminate the Agreement for “good reason” (as defined in the agreement). If the Company terminates the agreement for cause, or if it terminates upon Mr. Constable’s death or disability, or if he voluntarily terminates the Agreement, neither Mr. Constable nor his estate (as the case may be) is entitled to any severance or other benefits following the date of termination. If the Company terminates the Agreement without cause or Mr. Constable terminates the Agreement for good reason, the Company is obligated to continue to pay Mr. Constable’s base salary for a period of six months. The Agreement also contains customary confidentiality, non-disclosure and indemnification provisions.

Blake Carmichael Employment Agreement

On August 1, 2021, we entered into a three-year employment agreement with Blake Carmichael (the “Blake Carmichael Employment Agreement”) pursuant to which Mr. Carmichael will continue to serve as Chief Executive Officer of BLU3. In consideration for his services, Blake Carmichael will receive (i) an annual base salary of $120,000, payable in accordance with the customary payroll practices of the Company, and (ii) a cash bonus equal to 5% of the net income of BLU3 payable quarterly, beginning with the first full calendar quarter after the execution of the agreement, and (iii) a non-qualified five-year stock option to purchase 3,759,400 shares of common stock at an exercise price $0.0399, 33.3% of which stock subject to the option vested immediately upon grant, 33.3% vests on the second anniversary and 33.3% vests on the third anniversary of the agreement. In addition, Blake Carmichael was granted a five-year stock option to purchase up to 18,000,000 shares of common stock at an exercise price of $0.0399 per share which vests upon the achievement of certain annual financial metrics as set forth in the Agreement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Our voting securities consist of our common stock and preferred stock, par value $0.001 per share, designated Series A Convertible Preferred Stock (the “Series A Stock”). Each share of Series A Stock is convertible into a share of our common stock at any time at the option of the holder at a conversion price of $18.23 per share. Holders of our common stock are entitled to one vote for each share held, and holders of our Series A Stock are entitled to 250 votes for each share held. Our common stock and Series A Stock vote together as on any matters submitted to our shareholders for a vote.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 19, 2022, the number of shares of common stock and Series A Stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our Named Executive Officers and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o Brownie’s Marine Group, Inc., 3001 NW 25th Avenue, Suite 1, Pompano Beach, Florida 33069. The percentages below are calculated based on 404,656,793 issued and outstanding shares of common stock and 425,000 shares of Series A Stock outstanding as of April 19, 2022.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Executive Officers and Directors
Common	Robert M. Carmichael	85,006,034	(1)	18.8%
Common	Christopher H. Constable	9,838,629	(2)	2.4%
Common	Charles F. Hyatt	133,847,065	(3)	32.9%
Common	All directors and executive officers as a group (three persons)	228,781,648	(1)(2)(3)	49.5%
5% Shareholder
Common	Joseph Perez 135 Weston Road, Suite 328, Weston, Florida 33326	50,000,000		12.3%
Common	Summit Holdings V, LLC 3427 Bannerman Road, Suite D208 Tallahassee, Florida 32312	27,032,388		6.6%
Series A Convertible Preferred Stock
	Robert M. Carmichael	425,000		100%
Series A Convertible Preferred Stock	All directors and executive officers as a group (one person)	425,000		100%

(1)	Includes: (i) 14,587,190 shares held by 940A Associates, Inc., a corporation over which Mr. Carmichael is the sole owner and has voting and dispositive power; (ii) an aggregate of 23,320 shares issuable upon conversion of 425,000 shares of Series A Stock and (iii) options to purchase an aggregate of 20,761,904 shares of common stock at an exercise price of $0.018 per share. (iv) options to purchase an aggregate of 25,000,000 shares of common stock at an exercise price of $0.045. Does not include the voting power over 106,250,000 shares by virtue of Mr. Carmichael beneficial ownership of 425,000 shares of Series A Stock.
(2)	Includes (i) options to purchase an aggregate of 7,434,783 shares of common stock at an exercise price of $0.0184 per share, and (ii) options to purchase 2,403,846 shares of common stock at an exercise price of $0.0401 per share.
(3)	Includes 3,847,065 shares of common stock held by Mr. Hyatt’s daughter.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We sell products to Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, companies owned by the brother of Robert Carmichael. Combined net revenues from these entities for the years December 31, 2021 and 2020, totaled $1,116,085 and $821,474, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2021, were $50,818, $7,195 and $17,779, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys December 31, 2020, was $29,443, $6,643, and $8,237, respectively.

We also sell products to Brownie’s Global Logistics, LLC (“BGL”) and 940 Associates, Inc. (“940 A”), entities wholly-owned by Robert Carmichael. Combined net revenues from these three entities for the years ended December 31, 2021 and 2020 were $245 and $16,943, respectively. In addition, from time to time Mr. Carmichael purchases products from us for his personal use. Accounts receivable from BGL, 940 A and Mr. Carmichael totaled $897 at December 31, 2021 and $23,321, respectively, at December 31, 2020.

We owed BGL $32,267 and $102,360 at December 31, 2021 and 2020, respectively, which represents purchase of inventory including batteries for Sea Lion (battery operated unit) and Honda engines for our regular gasoline powered units. As of December 31, 2021, the Company also had an amount due of $5,000 to Mr. Carmichael for an advance to BLU3,Inc.

We are a party to an exclusive license agreement, dated February 22, 2005, with 940 A to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. The agreement provides for a royalty to be paid equal to the greater of 2.5% on all sales of Trebor or $15,000 per quarter. Total royalty fees paid to 940 A in the years ended December 31, 2021 and 2020 totaled $75,161 and $67,808, respectively. The Company had accrued royalties of $7,735 and $4,280 for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021 Christopher Constable had an open accounts receivable balance of $428.

On April 1, 2019, the Company entered into a director agreement with Charles Hyatt pursuant to which Mr. Hyatt is paid $1,500 per quarter for serving as a director.

On January 9, 2020, the Company entered into a director agreement with Jeffrey Guzy pursuant to which Mr. Guzy is paid $1,000 per month for serving as a director and received an immediately exercisable three-year option to purchase 2,000,000 shares of common stock at an exercise price of $.0229 per share.

On January 6, 2020, the Company issued 2,647,065 shares of common stock to Grace Hyatt, the daughter of Charles Hyatt, a director, in a private offering for proceeds of $45,000.

On February 23, 2020, the Company issued 12,500,000 shares of common stock upon the exercise of a warrant at an exercise price of $0.01 per share to Charles Hyatt, a director, for proceeds of $125,000.

On April 2, 2020, the Company issued 10,000,000 shares of common stock upon the exercise of a warrant at an exercise price of $0.01 per share, to Charles Hyatt, a director, for proceeds of $100,000.

On April 6, 2020, the Company issued 10,000,000 shares of common stock at a purchase price of $0.025 per share to Charles Hyatt, a director, for proceeds of $250,000.

On August 10, 2020, the Company engaged Brandywine, LLC (“Brandywine”) to provide accounting advisory and consulting services pursuant to a letter agreement. As compensation for such services, Brandywine was paid an hourly rate of $125.00 and was issued a total number of 2,795,000 shares of common stock (10,000 shares for each hour billed) in August 2020. Christopher Constable, our Chief Executive Officer is the owner of Brandywine. This agreement terminated upon the execution of the Constable Employment Agreement.

On November 5, 2020, we entered into the Constable Employment Agreement with Christopher Constable, our Chief Executive Officer.

On March 25, 2021, the Company issued 27,500,000 shares of common stock to Charles Hyatt, a director, in a private offering for proceeds of $275,000.

On August 1, 2021, we entered into the Blake Carmichael Employment Agreement with Blake Carmichael, Chief Executive Officer of BLU3, and son of Robert Carmichael, the Company’s Chairman, President and a director.

On September 1, 2021, the Company issued 10,000,000 units, each unit (“Unit”) consists of one share of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $0.025 per share to Charles Hyatt a director, in a private offering for proceeds of $250,000.

On September 1, 2021, the Company issued 600,000 Units to Grace Hyatt, the adult child of Charles Hyatt, in a private offering for proceeds of $15,000.

On March 14, 2022, the Company issued 10,000,000 shares of common stock to Charles Hyatt, a director, upon exercise of a warrant at an exercise price of $0.04 per share for proceeds of $250,000.

On March 14, 2022, the Company issued 600,000 shares of common stock to Grace Hyatt, the adult daughter of Charles Hyatt, a director, upon exercise of a warrant at an exercise price of $0.04 per share for proceeds of $15,000.

Blake Carmichael, the Chief Executive Officer of BLU3 is the son of Robert Carmichael, the Company’s Chairman, President and a director.

Director Independence

The Company has one independent director, Charles Hyatt, who is considered “independent” as defined under Rule 5605 of the Nasdaq Marketplace Rules.

Item 14.	Principal Accounting Fees and Services.

The following table shows the fees that were billed for the audit and other services provided by Liggett & Webb, PA for 2021 and 2020.

	2021	2020
Audit Fees	$72,900	$63,580
Audit-Related Fees		-
Tax Fees	2,200	2,000
Other	37,500	-
Total	$112,600	$65,580

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K and the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q.

The other fees of $37,500 consist of expenses associated with the audit of the Company’s acquisition in September, 2021. Additionally we incurred tax related fees of $2,000 for each of the years ended December 31, 2021 and 2020.

Administration of the Engagement; Pre-Approval of Audit and Permissible Non-Audit Services

We have not yet established an audit committee. Until then, there are no formal pre-approval policies and procedures. The audit and tax fees paid to the auditors with respect to 2021 and 2020 were pre-approved by the entire board of directors.

The percentage of hours expended on Liggett & Webb, PA’s respective engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

		Incorporated by Reference
No.	Exhibit Description	Form	Date Filed	Exhibit Number
2.2	Merger Agreement, dated June 18, 2002 by and among United Companies Corporation, Merger Co., Inc. and Avid Sportswear & Golf Corp.	S-4	6/24/02	2.02
2.3	Articles of Merger of Avid Sportswear & Golf Corp. with and into Merger Co., Inc.	S-4	6/24/02	2.03
2.4	Agreement and Plan of Merger and Reorganization, dated September 3, 2021, among the Company, Submersible Acquisition, Inc., Submersible Systems, Inc. and the Shareholders of Submersible Systems, Inc.	8-K	9/9/21	10.1
2.4	Plan of Conversion	8-K	10/28/15	2.1
3.1	Articles of Conversion (Nevada)	8-K	10/28/15	3.1
3.2	Certificate of Conversion (Florida)	8-K	10/28/15	3.2
3.3	Articles of Incorporation (Florida)	8-K	10/28/15	3.3
3.5	Articles of Amendment	8-K	12/16/15	3.5
3.6	Bylaws	8-K	10/28/15	3.4
4.1	2021 Equity Compensation Plan	10-Q	8/16/21	4.1
4.2	Form of 2017 Secured Convertible Promissory Note	10-K	4/17/18	4.2
4.3	10% Unsecured Convertible Debenture dated May 3, 2011	8-K	11/20/18	4.3
4.5	Form of Stock Option Grant to Robert Carmichael dated July 29, 2019 +	8-K	8/1/19	4.5
4.6	Form of Stock Option Grant to Jeffrey Guzy dated January 9, 2020	8-K	1/10/20	4.1
10.1	Share Exchange Agreement, dated March 23, 2004 by and among the Company, Trebor Industries, Inc. and Robert M. Carmichael	8-K	4/9/04	16.1

		Incorporated by Reference
No.	Exhibit Description	Form	Date Filed	Exhibit Number

10.3	Exclusive License Agreement, effective January 1, 2005, between 940 Associates, Inc. and Trebor Industries Inc.	10-QSB	8/15/05	10.20
10.4	Lease Agreement, dated September 1, 2014, between Liberty Property Limited Partnership and Trebor Industries, Inc.	10-K	4/17/18	10.11
10.5*	Lease Amendment, dated December 1, 2016, between Liberty Property Limited Partnership and Trebor Industries, Inc.
10.6	Exclusive Distribution Agreement, dated August 7, 2017, between and Lenhardt & Wagner GmbH	10-K	6/7/19	10.15
10.7	Lease Agreement, dated November 11, 2018, between Liberty Property Limited Partnership and the Company	10-K	6/7/19	10.16
10.8	Director Agreement, dated January 9, 2020, between the Company and Jeffrey Guzy	8-K	1/10/20	10.1
10.9	Non-Qualified Stock Option Agreement, dated April 14, 2020, between the Company and Robert Carmichael +	8-K	4/17/20	10.1
10.10	Form of Restricted Stock Award Agreement	8-K	4/30/20	10.1
10.11	Promissory Note, dated May 12, 2020, in the principal amount of $159,600 issued to South Atlantic Bank	8-K	5/13/20	10.1
10.12	Patent License Agreement, dated April 6, 2018 between Setaysha Technical Solutions, Inc. and the Company	10-K	6/29/20	10.17
10.13	Addendum No. 1 to Patent License Agreement dated December 31, 2019, between Setaysha Technical Solutions, Inc. and the Company	10-K	6/29/20	10.18
10.14	Investor Relations Consulting Agreement, dated April 9, 2020, between HIR Holdings, LLC and the Company.	10-K	6/29/20	10.19
10.15	Corporate Communication Consulting Agreement dated April 9, 2020, between Impact IR Inc. and the Company.	10-K	6/29/20	10.20
10.16	Note Extension and Amendment Agreement, dated May 29, 2020, for the $50,000 principal amount 6% Secured Convertible Promissory Note between Curt Martin and the Company	10-K	6/29/20	10.21
10.17	Note Extension and Amendment Agreement, dated May 29, 2020, for the $50,000 principal amount 6% Secured Convertible Promissory Note by and between Joe Steinbron and the Company	10-K	6/29/20	10.22
10.18	Employment Agreement Dated August 1, 2021, between the Company and Blake Carmichael	10-Q	11/22/21	10.22
10.19	Director Agreement, dated April 1, 2019, between the Company and Charles Hyatt	8-K	4/4/19	10.1
10.20	Employment Agreement dated September 3, 2021, between the Company and Christeen Buban	8-K	11/22/21	10.23
10.21	Form of letter agreement for incentive compensation +	8-K	6/1/20	10.1
10.22	Addendum No. 2 to Patent License Agreement, dated June 30, 2020, between Setaysha Technical Solutions, Inc. and the Company	10-Q	8/26/20	10.1
10.23	Employment Agreement, dated November 5, 2020, between Christopher Constable and the Company. +	8-K	11/12/20	10.2
10.24	Non-Qualified Stock Option Agreement Non-Plan, dated November 5, 2020, between the Company and Christopher Constable +	8-K	11/12/20	10.1
10.25	Note Extension and Amendment Agreement, dated December 21, 2020, for the $50,000 principal amount 6% Secured Convertible Promissory Note between Joe Steinbron and the Company
10.26	Note Extension and Amendment Agreement, dated December 21, 2020, for the $50,000 principal amount 6% Secured Convertible Promissory Note between Curt Martin and the Company
10.27*	First Amendment to Lease Agreement, dated December 1, 2016 between Trebor Industries, Inc. and Liberty Property Limited Partnership
10.28	8% Convertible Promissory Note, dated September 3, 2021	8-K	9/9/21	4.1
10.29	Confidentiality, Non-Competition And Non-Solicitation Agreement, dated September 3, 2021, between the Company and Richard S. Kearney	8-K	9/9/21	10.2
10.30	Investment Banking Engagement Agreement, dated August 6, 2021, between the Company and Newbridge Securities Corporation	10-Q	11/22/21	10.21
21	Subsidiaries
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification Pursuant to Section 1350
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

+ Management Contract

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 22, 2022	Brownie’s marine group, Inc.

	By:	/s/ Christopher H. Constable
Christopher H. Constable
Chief Executive Officer,
(Principal Executive Officer)

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Chief Financial Officer,
(Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert M. Carmichael
Robert M. Carmichael
Chairman of the Board, President and Chief Financial Officer (Principal Executive Officer)

Date: April 22, 2022

/s/ Christopher H. Constable
Christopher H. Constable
Chief Executive Officer and Director (Principal Executive Officer)

Date: April 22, 2022

/s/ Charles F. Hyatt
Charles F. Hyatt
Director

Date: April 22, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of:

Brownie’s Marine Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Brownie’s Marine Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Stock Options

As described in Note 13 to the consolidated financial statements, the Company measures fair value of stock options at fair value using level three inputs. To determine fair value of stock options, the Company determines the appropriate valuation methodology and assumptions, including unobservable inputs. Stock options are measured at fair value using a Black-Scholes valuation model that uses significant assumptions, including the Company’s stock price, volatility, risk-free interest rate, probability of vesting and probability of exercise occurrence through expiration date.

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

Merger with Submersible Systems, Inc.

As described in Note 11 to the consolidated financial statements, on September 3, 2021, the Company completed its merger with Submersible Systems, Inc. The Company recognizes separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values under ASC 805, Business Combinations. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. The Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and actual results may differ from expectations. The Company may record measurement period adjustments during the measurement period (one year from the acquisition date) that result from obtaining additional information about the facts and circumstances that existed as of the acquisition date. If this additional information had been known, it would have affected the accounting for the business combination as of the acquisition date.

Auditing management’s estimate for the fair value of the consideration paid, identifiable assets acquired, and liabilities assumed including an amount for goodwill was highly judgmental as it involved our assessment of the significant assumptions used by the Company regarding certain future expected cash flows and the valuation methodologies used by the valuation specialist engaged by the Company in determining the fair values of these assets.

To test the fair value of consideration paid, identifiable assets acquired, and liabilities assumed including an amount for goodwill, we performed audit procedures that included, among others, evaluating the methodologies used in the valuation model and the significant assumptions used by the Company and the valuation specialist.

/s/ Liggett & Webb, P.A.

We have served as the Company’s auditor since 2018

Boynton Beach, Florida

April 22, 2022

PCAOB No.: 287

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash	$643,143	$345,187
Accounts receivable - net	123,270	81,251
Accounts receivable - related parties	77,301	67,644
Inventory, net	1,895,260	863,791
Prepaid expenses and other current assets	227,458	111,164
Total current assets	2,966,432	1,469,037
Property, equipment and leasehold improvements, net	270,065	143,413
Operating Lease Assets	454,475	446,981
Intangible Assets, Net	718,905	-
Goodwill	249,986	-
Other assets	14,098	13,649
Total assets	$4,673,961	$2,073,080
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$744,383	$386,977
Accounts payable - related parties	37,267	102,360
Customer deposits and unearned revenue	143,938	20,353
Other liabilities	187,924	100,817
Operating lease liabilities	232,283	107,691
Current maturities long term debt	50,402	151,006
Notes payable	-	50,000
Convertible debentures, net	-	110,000
Total current liabilities	1,396,197	1,029,204
Long term debt, net of current	87,956	120,782
Long term convertible debentures, net	339,254	-
Operating lease liabilities, net of current	222,899	339,290
Total liabilities	2,046,306	1,489,276
Commitments and contingencies (see note 15)
Stockholders’ equity
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding as of December 31, 2021 and December 31, 2020.	425	425
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; 393,850,475 shares issued and outstanding at December 31, 2021 and 306,185,206 shares issued and outstanding at December 31, 2020, respectively.	39,386	30,620
Common stock payable 138,941 shares and 138,941 shares, respectively as of December 31, 2021 and December 31, 2020.	14	14
Additional paid-in capital	17,132,434	13,508,882
Accumulated deficit	(14,544,604)	(12,956,137)
Total stockholders’ equity	$2,627,655	$583,804
Total liabilities and stockholders’ equity	$4,673,961	$2,073,080

The accompanying notes are an integral part of these consolidated financial statements.

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31

	2021	2020
Net revenues
Net revenues	$5,111,049	$3,717,556
Net revenues - related parties	1,116,330	838,417
Total net revenues	6,227,379	4,555,973
Cost of revenues
Cost of revenues	3,569,894	2,537,922
Cost of revenues - related parties	534,910	431,925
Royalties expense - related parties	75,161	67,808
Royalties expense	157,855	53,929
Total cost of revenues	4,337,820	3,091,584
Gross profit	1,889,559	1,464,389
Operating expenses
Selling, general and administrative	3,666,823	2,682,293
Research and development costs	75,439	115,156
Total operating expenses	3,742,262	2,797,449
Loss from operations	(1,852,703)	(1,333,060)
Other income (expense), net
Gain on settlement of debt	10,000	-
Gain on the forgiveness of PPP loan	275,760	-
Interest expense	(21,524)	(18,559)
Total other (income) expense - net	264,236	(18,559)
Loss income before provision for income taxes	(1,588,467)	(1,351,619)
Provision for income taxes	-	-
Net loss	$(1,588,467)	$(1,351,619)
Basic loss per common share	$(0.00)	$(0.00)
Diluted loss per common share	$(0.00)	$(0.00)
Basic weighted average common shares outstanding	349,597,953	288,295,422
Diluted weighted average common shares outstanding	349,597,953	288,295,422

The accompanying notes are an integral part of these consolidated financial statements.

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Preferred Stock		Common Stock		Common Stock Payable		Additional		Total Stockholders’
	Shares Outstanding	Par	Shares Outstanding	Par	Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance, December 31, 2019	425,000	$425	225,540,501	$22,554	138,941	$14	$11,338,104	$(11,604,518)	$(243,421)
Shares issued for cash	-	-	22,647,065	2,265	-	-	542,735	-	545,000
Shares issued for exercise of warrants	-	-	22,500,000	2,250	-	-	222,750	-	225,000
Shares issued for services			9,895,000	990			307,489	-	308,479
Stock Option Expense	-	-	-	-	-	-	858,695	-	858,695
Incentive bonus shares to CEO	-	-	20,725,087	2,073	-	-	31,111	-	33,184
Incentive shares issued to employee	-	-	4,877,553	488	-	-	207,998	-	208,486
Net Loss	-	-	-	-	-	-	-	$(1,351,619)	(1,351,619)
Balance, December 31, 2020	425,000	$425	306,185,206	$30,620	138,941	$14	$13,508,882	$(12,956,137)	$583,804
Units issued for cash	-	-	14,600,000	1,460	-	-	363,540	-	365,000
Shares issued for cash			27,500,000	2,750	-	-	272,250		275,000
Shares issued for Acquisition			27,305,442	2,731	-	-	1,447,188		1,449,919
Debt Discount Sellers Note	-	-	-	-	-	-	12,480	-	12,480
Shares issued for services	-	-	4,903,761	490	-	-	201,462	-	201,952
Stock Option Expense	-	-	-	-	-	-	1,154,801	-	1,154,801
Debentures and accrued interest	-	-	12,592,083	1,259	-	-	135,217	-	136,476
Shares issuance for exclusivity			763,983	76	-	-	36,614	-	36,690
Net loss	-	-	-	-	-	-	-	(1,588,467)	(1,588,467)
Balance, December 31, 2021	425,000	425	393,850,475	$39,386	138,941	$14	$17,132,434	$(14,544,604)	2,627,655

The accompanying notes are an integral part of these consolidated financial statements.

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

	2021	2020
Cash flows from operating activities:
Net loss	$(1,588,467)	$(1,351,619)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	56,472	21,005
Amortization of debt discount	1,734	-
Amortization of right-of-use asset	152,688	98,054
Shares issued for services	201,952	308,479
Incentive bonus shares issued to CEO and employees	-	241,670
Reserve (recovery) for bad debt	32,079	(618)
Reserve for slow moving inventory	54,301	51,700
Shares issued for exclusivity	36,690	-
Stock Based Compensation - Options	1,154,801	858,695
Gain on settlement of debt	(10,000)	-
Gain on the forgiveness of the PPP loans	(275,760)	-
Changes in operating assets and liabilities
Change in accounts receivable, net	(32,443)	30,658
Change in accounts receivable - related parties	(9,657)	(18,882)
Change in inventory	(649,414)	(196,383)
Change in prepaid expenses and other current assets	(109,612)	(62,641)
Change in other assets	21,555	6,500
Change in accounts payable and accrued liabilities	216,703	(131,701)
Change in customer deposits and unearned revenue	118,210	(100,855)
Change in long term lease liability	(151,981)	(98,054)
Change in other liabilities	75,775	(50,932)
Change in accounts payable - related parties	(65,093)	(161,184)
Net cash used in operating activities	(769,467)	(556,108)

Cash flows from investing activities:
Cash acquired from acquisition	541,378	-
Purchase of fixed assets	(23,677)	(5,500)
Net cash provided (used in) by investing activities	517,701	(5,500)

Cash flows from financing activities:
Proceeds from issuance of common stock	275,000	545,000
Proceeds from issuance of units	365,000	-
Proceeds from exercise of Warrants	-	225,000
Proceeds of debt	-	159,600
Repayment on notes payable	(40,000)	(60,000)
Repayment of debt	(50,278)	(33,425)
Net cash provided by financing activities	549,722	836,175
Net change in cash	297,956	274,567
Cash, beginning of year	345,187	70,620
Cash, end of year	$643,143	$345,187
Supplemental disclosures of cash flow information:
Cash Paid for Interest	$9,141	$10,024
Cash Paid for Income Taxes	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Loan payable for purchase of vehicle	$-	$55,841
Shares issued for acquisition	$1,449,919	$-
Convertible note issued for acquisition	$350,000	$-
Beneficial conversion feature on the convertible notes issued for acquisition	$12,480	$-
Operating lease obtained for operating lease liability	$160,182	$-
Equipment obtained through financing	$76,448	$-
Shares issued for the conversion of convertible debentures and accrued interest	$136,476	$-

The accompanying notes are an integral part of these consolidated financial statements.

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of business and summary of significant account policies

Description of business – Brownie’s Marine Group, Inc., a Florida corporation (hereinafter referred to as” the “Company,” or “BWMG”), (1) designs, tests, manufactures and distributes recreational hookah diving, scuba and water safety products through its wholly owned subsidiary Trebor Industries, Inc., a Florida corporation organized in 1981 (“Trebor” or “BTL”), (2) manufactures and sells high pressure air and industrial compressor packages, yacht based scuba air compressor and nitrox generation systems through its wholly owned subsidiary Brownie’s High Pressure Compressor Services, Inc., a Florida corporation organized in 2017 (“BHP”), doing business as LW Americas (“LWA”)and (3) develops and markets portable battery powered surface supplied air dive systems through its wholly owned subsidiary BLU3, Inc., a Florida corporation (“BLU3”). On September 3, 2021, the Company, entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Submersible Acquisition, Inc., a Florida corporation and wholly owned subsidiary of the Company (“Acquisition Sub”), Submersible Systems, Inc., a Florida corporation (“Submersible” or “SSI”), and Summit Holdings V, LLC, a Florida limited liability company (“Summit”) and Tierra Vista Group, LLC, a Florida limited liability company (“Tierra Vista” and, together with Summit, the “Sellers”), the owners of all of the capital stock of Submersible organized in 2017, pursuant to which Acquisition Sub merged with and into Submersible (the “Merger”), and Submersible, the surviving corporation, became a wholly owned subsidiary of the Company.

Submersible is a manufacturer of high pressure tanks and redundant air systems for the military and recreational diving industries, based in Huntington Beach, California and sells its products to governments, militaries, private companies and the dive industry throughout the world.

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

Going Concern – The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of issuance of these financial statements. We incurred net losses for the years ended December 31, 2021 and 2020 of $1,588,467 and $1,351,619, respectively. The Company had an accumulated deficit as of December 31, 2021 of $14,544,604.

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak to be a global pandemic.

While we are not able to estimate the ultimate impact of the COVID-19 pandemic on our financial condition and future results of operations. The extent to which the coronavirus impacts our results and financial condition, however, will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge and the actions to contain and treat its impacts, among others.

The Company believes that existing operational cash flow may not be sufficient to fund presently anticipated operations, this raises substantial doubt about our ability to continue as a going concern. Therefore, the Company will seek to continue to raise additional funds as needed and is currently exploring alternative sources of financing including commercial banks and other lending institutions. The Company has issued common stock and has historically issued convertible notes to finance working capital needs and may continue to seek to raise additional capital through sale of restricted common stock or other securities or obtaining short term loans. The Company has no firm commitment for any additional capital and there are no assurances it will be successful in obtaining additional funds.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per EIN. At December 31, 2021 and 2020, the Company had approximately $205,500 and $0 in excess of the FDIC insured limit.

Accounts receivable – Accounts receivable consist of amounts due from the sale of all of our products to wholesale and retail customers. The allowance for doubtful accounts are estimates that are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though the Company considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates and any specific customer collection issues the Company identifies could have a favorable or unfavorable effect on required reserve balances. The allowances for doubtful accounts totaled $46,555 and $16,872 at December 31, 2021 and 2020, respectively.

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

Lease Accounting

We account for leases in accordance with ASC 842.

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

We categorize leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of December 31, 2021 and 2020. Our leases generally have terms that range from three years for equipment and three to six years for property. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

Supplemental balance sheet information related to leases was as follows:

Operating Leases	Classification	December 31, 2021	December 31, 2020
Right-of-use assets	Operating lease assets	$454,475	$446,981

Current lease liabilities	Current operating lease liabilities	$232,283	$107,691
Non-current lease liabilities	Long-term operating lease liabilities	222,899	339,290
Total lease liabilities		$455,182	$446,981

Lease term and discount rate were as follows:

	December 31, 2021	December 31, 2020
Weighted average remaining lease term (years)	2.34	3.69
Weighted average discount rate	6.11%	5.91%

The components of lease costs were as follows:

	December 31, 2021	December 31, 2020
Operating lease cost	$171,292	$127,650
Variable lease cost	2,125	5,729
Total lease costs	$173,417	$133,379

Supplemental disclosures of cash flow information related to leases were as follows:

	December 31, 2021	December 31, 2020
Cash paid for operating lease liabilities	$171,272	$127,654
Operating right of use assets obtained in exchange for operating lease liabilities	$160,182	$-

Maturities of lease liabilities were as follows as of December 31, 2021:

	Trebor Industries Office Lease	BMG Office Lease	Submersible Systems Lease	Copier	Total lease payments
2022	62,953	63,576	122,935	2,796	252,260
2023	64,842	65,484	10,265	422	141,013
2024	49,717	50,586	-	-	100,303
2025	-	-	-	-	-
Total	177,512	179,646	133,200	3,218	493,576
Less: Imputed interest	(14,213)	(14,384)	(9,342)	(455)	(38,394)
Present value of lease liabilities	$163,299	$165,262	123,858	$2,763	$455,182

Product development costs – Product development expenditures are charged to expenses as incurred.

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which they occur. Advertising and trade show expense incurred for the years ended December 31, 2021 and 2020, totaled $343,232 and $154,642 respectively.

Research and development costs – The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the years ended December 31, 2021 and 2020, the Company incurred research and development costs of $75,439 and $115,156, respectively.

Customer deposits and unearned revenue and returns policy – The Company typically takes a minimum 50% deposit against custom and large tankfill systems prior to ordering and/or building the systems. The remaining balance due is payable upon delivery, shipment, or installation of the system. There is no provision for cancellation of custom orders once the deposit is accepted, nor return of the custom ordered product. Additionally, returns of all other merchandise are subject to a 15% restocking fee as stated on each sales invoice. Customer deposits and unearned revenue totaled $143,938 and $20,353 at December 31, 2021 and 2020, respectively.

Warranty policy – Under the provisions of the Financial Accounting Standards Board (“FASB”) ASC 460, Guarantor’s Guarantees, the Company accrues a liability for estimated warranty policy costs based on standard quantitative measures based on criteria established by the Company. Estimates of costs to service its warranty obligations are based on historical experience, expectation of future conditions and known product issues. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, revisions to the estimated warranty reserve would be required. The Company engages in product quality programs and processes, including monitoring and evaluating the quality of its suppliers, to help minimize warranty obligations. The Company provides our customers with an industry standard one year warranty on systems sold and recognizes a warranty reserve based on gross sales multiplied by the historical warranty expense return rate. The warranty reserve charged to cost of net revenues and is included in accrued expenses and is deemed sufficient to absorb any material or labor costs that might be incurred on sales recorded during the period. The Company recorded a reserve for warranty work of $13,680 and $13,680 at December 31, 2021 and 2020 respectively.

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

During the years ended December 31, 2021 and 2020, the Company recognized share based compensation with a fair value of $201,952 and $550,149, respectively.

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

At December 31, 2021, and 2020, the carrying amount of cash, accounts receivable, accounts receivable – related parties, accounts payable and accrued liabilities, accounts payable-related parties, customer deposits and unearned revenue, other liabilities, loans payable and convertible debentures, approximate fair value because of the short maturity of these instruments.

Loss per common share – Basic loss per share excludes any dilutive effects of options, warrants and convertible securities. Basic loss per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted loss per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. At December 31, 2021 and December 31, 2020, 254,577,924 and 210,500,305, respectively, potentially dilutive shares were not recognized as their inclusion would be anti-dilutive. These shares reflect shares potentially issuable under convertible note agreements, outstanding warrants, outstanding stock options and the conversion of preferred stock.

New accounting pronouncements

ASU 2019-12 Income Taxes (Topic 740)

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company determined that the standard has no impact on its consolidated financial statements and related disclosures.

Note 2. Inventory

Inventory consists of the following as of:

	December 31,
	2021	2020

In-Transit Inventory	130,000	-
Raw materials	1,144,190	408,841
Work In Process	99,858	-
Finished goods	521,212	454,950
Total Inventory, net	$1,895,260	$863,791

As of December 31, 2021 and 2020, the Company recorded reserves for obsolete or slow moving inventory of approximately $308,133 and $227,657 respectively.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2021	2020

Prepaid inventory	$166,951	$85,028
Prepaid expenses and other current assets	60,507	26,136
Total prepaid expenses and other current assets	$227,458	$111,164

Note 4. Property and Equipment, Net

Property and equipment consist of the following as of:

	December 31,
	2021	2020

Tooling and equipment	$427,044	$233,839
Computer equipment and software	54,056	27,469
Vehicles	79,557	79,557
Leasehold improvements	68,560	43,779
Total property and equipment	629,217	384,644
Less: accumulated depreciation and amortization	(359,152)	(241,231)
Total property and equipment, net	$270,065	$143,413

Depreciation and amortization expense totaled $32,377 and $21,005 for the years ended December 31, 2021 and 2020, respectively. Included in the depreciation and amortization expense for the year ending December 31, 2021 is $24,095 for amortization of intangible assets.

Note 5. Other Assets

Other assets at December 31, 2021 of $14,098 consisted of refundable deposits of $14,098. Other assets at December 31, 2020 of $13,649 consisted of refundable deposits of $6,649 and an unamortized license fee of $7,000.

Note 6. Customer Credit and Vendor Concentrations

The Company sells to three entities owned by the brother of Robert M. Carmichael and three companies owned by Robert M. Carmichael as further discussed in note 7 - Related Parties Transactions. Combined sales to these six entities for the years ended December 31, 2021 and 2020, represented 17.9% and 18.4%, respectively, of total net revenues.

Brownie’s Southport Divers, Inc. represented concentration in outstanding accounts receivable of 25.3% of total outstanding accounts receivable as of December 31, 2021 and 19.8% as of December 31, 2020. Brownie's Global Logistics, LLC represented concentration in outstanding accounts receivable of less than 10% of total outstanding accounts receivable as of December 31, 2021 and 12.8% as of December 31, 2020.

Additionally, the Company has a non-related party customer A that represented 10.6% of total outstanding accounts receivable as of December 31, 2021. The Company has a non-related party customers B that represented 10.6% of total outstanding accounts receivable as of December 31, 2020.

The company had no customers that consisted of more than 10% of total revenue for the years ended December 31, 2021 and 2020.

In excess of 90% of our total net revenues are made up of product sales to customers within the state of Florida.

The Company has no vendor concentrations beyond 10% of total purchases as of December 31, 2021 and 2020.

Note 7. Related Party Transactions

We sell products to Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, companies owned by the brother of Robert Carmichael. Combined net revenues from these entities for the years December 31, 2021 and 2020, totaled $1,116,085 and $821,474, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2021, were $50,818, $7,195 and $17,779, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys December 31, 2020, was $29,443, $6,643, and $8,237, respectively.

We also sell products to Brownie’s Global Logistics, LLC (“BGL”) and 940 Associates, Inc. (“940 A”), entities wholly-owned by Robert Carmichael. Combined net revenues from these three entities for the years ended December 31, 2021 and 2020 were $245 and $16,943, respectively. In addition, from time to time Mr. Carmichael purchases products from us for his personal use. Accounts receivable from BGL, 940 A and Mr. Carmichael totaled $897 at December 31, 2021 and $23,321, respectively, at December 31, 2020.

We owed BGL $32,267 and $102,360 at December 31, 2021 and 2020, respectively, which represents purchase of inventory including batteries for Sea Lion (battery operated unit) and Honda engines for our regular gasoline powered units. As of December 31, 2021, the Company also had an amount due of $5,000 to Mr. Carmichael for an advance to BLU3,Inc.

We are a party to an exclusive license agreement, dated February 22, 2005, with 940 A to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. The agreement provides for a royalty to be paid equal to the greater of 2.5% on all sales of Trebor or $15,000 per quarter. Total royalty fees paid to 940 A in the years ended December 31, 2021 and 2020 totaled $75,161 and $67,808, respectively. The Company had accrued royalties of $7,735 and $4,280 for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021 Christopher Constable had an open accounts receivable balance of $428.

As of December 31, 2021, two employees had open accounts receivable balances totaling $184.

Effective July 29, 2019 the Company agreed to pay the members of the Company’s Board of Directors, including Mr. Carmichael, a management director, an annual fee of $18,000 for serving on the Company’s Board of Directors for the year ending December 31, 2019. As of December 31, 2020, the Company has accrued $85,500 in Board of Directors’ fees. On August 21, 2020 the Company’s Board of Directors approved the continuation of the 2019 Board compensation policy for the year ending December 31, 2020. As of December 31, 2021, the Company accrued an additional $36,000 in Board of Directors’ fees for a total of $121,500 in accrued fees.

In December 2018, the Company issued 20,000,000 shares of common stock to Robert M. Carmichael as an incentive bonus. As the vesting of the shares was subject to continued employment by Mr. Carmichael through January 2, 2020, for the years ended December 31, 2020, the Company treated the shares as issued but not as yet outstanding for the year ended December 31, 2019. Expense for the issuance is being recognized over the full vesting period, and accordingly, the Company recognized stock compensation expense of $1,280 during the year ended December 31, 2020 and was fully expensed. See note 13.

Effective July 29, 2019 the Company issued options to purchase up to an aggregate of 10,380,952 shares of common stock to Blake Carmichael. The options were issued pursuant to a stock option grant agreements and are exercisable at $0.018 per share for a period of five years from the date of issuance, subject to vesting over a period of six months. The fair value of the options totaled $43,582 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate of 2.10%, (ii) expected life of 5 years, (iii) dividend yield of 0%, (iv) expected volatility of 172%. Stock option expense recognized for the year ended December 31, 2020 was $5,362 and was fully expensed. See Note 13.

Effective July 29, 2019 the Company issued Robert M. Carmichael options to purchase up to 20,761,904 shares of common stock. The options were issued pursuant to a Grant Agreement and are exercisable at $0.018 per share for a period of five years from the date of issuance, subject to vesting over a period of six months. The fair value of the options totaled $87,147 using the Black-Scholes option pricing model with the following assumptions:(i) risk free interest rate of 2.10%, (ii) expected life of 5 years, (iii) dividend yield of 0%, (iv) expected volatility of 172%. Stock option expense of $10,274 was recognized for the year ended December 31, 2020 and was fully expensed. See Note 13

In January 2020 the Company issued 2,647,065 shares of common stock in exchange for $45,000 to an accredited investor and daughter of Mr. Charles F. Hyatt, a member of our Board of Directors.

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

Also, in April 2020 the Company sold an aggregate of 10,000,000 shares of its common stock at a purchase price $0.025 per share to Mr. Hyatt, resulting in proceeds to the Company of $250,000.

On April 14, 2020 the Company entered into a Non-Qualified Stock Option Agreement with Mr. Carmichael. Under the terms of the option agreement, as additional compensation the Company granted Mr. Carmichael an option to purchase up to an aggregate of 125,000,000 shares of the Company’s common stock at an exercise price of $.045 per share. This option is further detailed in Note 11. During the years ended December 31, 2021 and December 31, 2020 the Company expensed $874,021 and $655,515 in relation to this option agreement, respectively. See Note 13

On May 21, 2020, the Company issued to Mr. Carmichael a total 725,087 shares with a fair value of $31,904 for his work on the BLU3-VENT project. See Note 13

On August 31, 2020, September 30, 2020 and October 31, 2020 the Company issued and aggregate of 2,795,000 shares with a fair market value of $45,292 to Christopher Constable on behalf of Brandywine, LLC in accordance with a consulting contract dated August 10, 2020. This consulting agreement was terminated upon the execution of Mr. Constable’s employment agreement. See Note 13

On November 5, 2020 the Company entered into a Non-Qualified Stock Option agreement with Christopher Constable as part of his employment agreement as the Company’s Chief Executive Officer. Under the terms of the option agreement, the Company granted Mr. Constable a 5-year option to purchase 5,434,783 shares of the Company’s common stock at an exercise price of $.0184, the “Compensation Options”. The Compensation Options were immediately vested. The fair value of the options on the date of the grant was $106,199 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of .16%, ii) expected life of 2.5 years, iii) dividend yield of 0%, iv) expected volatility of 341%. Stock option expense recognized during the year ended December 31, 2020 for this option was $106,890. See Note 13.

Also, on November 5, 2020 the Company entered into a Non-Qualified Option Agreement with Mr. Constable. Under the terms of this option agreement, as additional compensations, the Company granted an option (the “Bonus Option”) to purchase up to an aggregate of 30,000,000 shares of the Company’s common stock at an exercise price of $.0184 per share. This option is further detailed in Note 13. During the year ended December 31, 2021, the company expensed $82,734 and $0, respectively.

On March 25, 2021, the Company issued 27,500,000 shares of common stock to Charles. Hyatt, a member of our Board of Directors in consideration of $275,000.

As of December 31, 2021, options to purchase 25,000,000 shares of common stock held by Mr. Carmichael vested in accordance with Carmichael Option agreement as further discussed in Note 13 of these financial statements.

On August 1, 2021 as part of the Blake Carmichael Agreement (see Note 14) the Company entered into a Non-Qualified Stock Option agreement with Blake Carmichael. Under the terms of the Blake Carmichael agreement, Blake Carmichael is entitled to (i) a five-year option to purchase 3,759,400 shares of the Company’s common stock at an exercise price of $0.0399 (the “BC Compensation Options”), 33.3% of the shares subject to the Option vest upon the execution of the agreement, 33% at the first anniversary date and 33% upon the second anniversary date and (ii)(ii) a 5-year option to purchase up to 18,000,000 shares to vest annually on a contract year basis, based upon the achievement of certain financial metrics tied to revenue and EBITDA. For the year ended December 31, 2021 the company expensed a total of $21,810.

On September 1, 2021, the Company issued Charles Hyatt, a member of our Board of Directors, 10,000,000 units of the securities of the Company, with the unit consisting of 1 share of common stock and 1 two year common stock purchase warrants exercisable at $0.025 per share in consideration of $250,000.

On September 1, 2021, the Company issued Grace Hyatt, the adult child of a member of our Board of Directors, 600,000 units of the securities of the Company, with the unit consisting of 1 share of common stock and 1 two year common stock purchase warrants exercisable at $0.025 per share in consideration of $15,000.

Note 8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the following as of:

	December 31, 2020	December 31, 2020

Accounts payable trade and other	$516,957	$244,626
Accrued payroll and fringe benefits	165,969	96,241
Accrued warranty expense	13,680	13,680
Accrued payroll taxes and withholding	9,106	9,268
Accrued Sales Tax	29,339	-
Accrued interest	9,332	23,162
	$744,383	$386,977

Balances due certain vendors are in arrears to varying degrees. The Company is handling all delinquent accounts on a case-by-case basis.

Note 9. Other Liabilities

Other liabilities consist of the following as of:

	December 31, 2021	December 31, 2020

Asset purchase agreement payable	$-	$12,857
Accrued expenses	66,424	2,460
Accrued Board of Directors fees	121,500	85,500
	$187,924	$100,817

Note 10. Convertible Debentures, and Loans Payable

Convertible Debentures

Convertible debentures consist of the following at December 31, 2021:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Original Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Reg.
8/31/11	8/31/13	5%	10,000	(4,286)	-	-	-	-	(1)
12/01/17	12/31/21	6%	50,000	(12,500)	-	-	-	-	(2)
12/05/17	12/31/21	6%	50,000	(12,500)		-			(3)
9/03/21	9/03/24	8%	346,500	(12,355)	346,500	(10,639)	335,861	9,240	(4)
9/03/21	9/03/24	8%	3,500	(125)	3,500	(107)	3,393	92	(5)
					$350,000	$(10,746)	$339,254	$9,332

Convertible debentures consist of the following at December 31, 2020:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Original Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Reg.
8/31/2011	8/31/2013	5%	10,000	(4,286)	10,000	—	10,000	4,694	(1)
12/01/17	12/31/20	6%	50,000	(12,500)	50,000	—	50,000	9,250	(2)
12/05/17	12/31/20	6%	50,000	(12,500)	50,000	—	50,000	9,218	(3)
					$110,000	$—	$110,000	$23,162

(1)	The Company borrowed $10,000 in exchange for a convertible note (the “Hoboken Convertible Note”). The holder at its option may convert all or part of the note plus accrued interest into common stock at a price of 30% discount as determined from the average four highest closing bid prices over the preceding five trading days. The Company valued the beneficial conversion feature of the convertible debenture at $4,286, which was accreted to interest expense over the period of the note. On February 22, 2021, this note and accrued interest of $4,777 were converted by the holder for 422,209 shares of common stock in accordance with the terms of the note.

(2)	On December 1, 2017, the Company issued a $50,000 principal amount 6% secured convertible promissory note, initially due December 1, 2018, subject to extension. The note is secured with such assets of the Company equal to the principal and accrued interest, is guaranteed by the Company’s wholly-owned subsidiaries, Trebor and BHP and the personal guarantee of Mr. Carmichael.

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

(3)	On December 5, 2017, the Company issued a $50,000 principal amount 6% secured convertible promissory note, initially due December 4, 2018, subject to extension. The note is secured with such assets of the Company equal to the principal and accrued interest, is guaranteed by the Company’s wholly-owned subsidiaries, Trebor and BHP and the personal guarantee of Mr. Carmichael.

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

(4)	On September 3, 2021, the Company issued a $346,500 note payable to Summit Holding V, LLC as part of the acquisition of SSI. The note carries 8% unsecured convertible promissory note, due September 3, 2024. Payments on the note are to be equivalent to 50% of the adjusted net profit of Submersible Systems, Inc., payable calendar quarterly commencing on December 31, 2021. Interest is payable in company stock at the conversion price of $.051272 and shall be paid quarterly. The note holder may convert any outstanding principal and unpaid interest at a conversion rate of $.051272 at any time up to the maturity date of the note. The Company recorded $12,355 for the beneficial conversion feature.

(5)	On September 3, 2021, the Company issued a three-year 8% unsecured convertible promissory note for $3,500 to Tierra Vista Partners, LLC as part of the acquisition of SSI. Payments on the note are to be equivalent to 50% of the adjusted net profit of SSI, payable calendar quarterly commencing on December 31, 2021. Interest is payable quarterly in common stock of the Company at the conversion price of $.051272 per share. The note holder may convert any outstanding principal and unpaid interest at a conversion rate of $.051272 at any time up to the maturity date of the note. The Company recorded $125 for the beneficial conversion feature.

Loans Payable

Gonzales Note

The Company entered into a non-interest-bearing loan agreement of $200,000 with Tom Gonzales on July 1, 2013.The loan is payable upon demand. During the years ended December 31, 2020 and 2020, the Company repaid $40,000 and $60,000 respectively. The loan balance was $0 and $40,000 as of December 31, 2021 and 2020, respectively.

Hoboken Note

The Company issued an unsecured, non-interest-bearing note of $10,000 with Hoboken Street Association on October 15, 2016. The note was forgiven as part of the conversion of the Hoboken Convertible Note on February 22, 2021 as described above. The Company recorded a gain on settlement of debt of $10,000. The note balance as of December 31, 2021 and December 31, 2020 was $0 and $10,000, respectively

Marlin Note

On September 30, 2019, BLU3 financed the purchase of certain plastic molding equipment through Marlin Capital Solutions (“Marlin Capital”). The loan amount at inception was $96,725. The Company entered into an Equipment Finance Agreement with Marlin Capital pursuant to which it agreed to make 36 equal monthly installments of $3,143.80. The Equipment Finance Agreement contains customary events of default. The loan balance was $25,079 as of December 31, 2021 and $60,070 as of December 31, 2020.

Payment Amortization
2022	25,079
Total Loan Payments	$25,079
Current portion of Loan payable	(25,079)
Non-Current Portion of Loan Payable	$-

Mercedes Benz Note

On August 21, 2020, the Company executed an installment sales contract with Mercedes Benz Coconut Creek for the purchase of a 2019 Mercedes Benz Sprinter delivery van. The installment agreement is for $55,841 with a zero interest rate payable over 60 months with a monthly payment of $931 and is personally guaranteed by Mr. Carmichael. The loan balance as of December 31, 2021 was $43,122 and $52,118 as of December 31, 2020.

Payment Amortization
2022	11,168
2023	11,168
2024	11,168
2025 and thereafter	9,618
Total note payments	$43,122
Current portion of note payable	(11,168)
Non-Current Portion of notes payable	$31,954

Navitas Note

On May 19, 2021, the Company, through its wholly owned subsidiary BLU3, executed an equipment finance agreement to finance the purchase of certain plastic molding equipment through Navitas Credit Corp. (“Navitas”). The amount financed is $75,764 payable over 60 equal monthly installments of $1,611 (the “Navitas Note”). The equipment finance agreement contains customary events of default. The agreement was fully funded as of December 31, 2021.

Payment Amortization
2022	14,155
2023	15,342
2024	16,629
2025	18,024
Balance	6,007
Total Note Payments	$70,157
Current portion of Note payable	(14,155)
Non-Current Portion of Note Payable	$56,002

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

The term of the note is two years, though it may be payable sooner in connection with an event of default under the note. The SBA Loan carries a fixed interest rate of one percent per year, and a monthly payment of $8,983, with the first payment due seven months from the date of initial cash receipt. Under the CARES Act and the PPP, certain amounts of loans made under the PPP may be forgiven if the recipients use the loan proceeds for eligible purposes, including payroll costs and certain rent or utility costs, and meet other requirements regarding, among other things, the maintenance of employment and compensation levels. We used the SBA Loan for qualifying expenses and have applied for forgiveness of the SBA Loan in accordance with the terms of the CARES Act. On April 28, 2021, the Company was notified by South Atlantic Bank that the SBA Loan was forgiven in full under the terms of the CARES Act. The company recorded the forgiveness as a gain on the forgiveness of the PPP loan of $159,600 on our consolidated income statement.

The note balance as of December 31, 2021 and December 31, 2020 was $0 and $159,600, respectively.

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

The note balance as of December 31, 2021 and December 31, 2020 was $0 and $116,160 respectively.

Note 11. Merger with Submersible Systems, Inc.

On September 3, 2021, the Company completed its merger with Submersible Systems, Inc. Under the terms of the Merger Agreement, the Company paid $1.79 million in consideration consisting of the issuance of 27,305,442 shares of its common stock (valued at $1.4 million), the issuance of $350,000 in 8% unsecured convertible promissory notes in exchange for all of the equity of Submersible. The 27,305,442 shares of the Company’s common stock issued for the $1.44 million in consideration are subject to leak out agreements whereby the shareholders are unable to sell or transfer based upon the following:

Holding Period from Closing Date	Percentage of shares eligible to be sold or transferred
6 months	Up to 12.5%
9 months	Up to 25.0%
24 months	Up to 75.0%
36 months	Up to 100.0%

The Leak-Out provision may be waived by the Company, upon written request by the holder of the common stock, if the Company is trading on either the NYSE American or Nasdaq, and has a rolling 30-day average trading volume of 50,000 shares per day; provided, however, that (i) only up to 5% of the previous days total volume can be sold in one day by a holder; and (ii) the holder can only sell through executing trades “On the Offer.”

The transaction costs associated with the Merger were $65,000 in legal fees paid $40,000 in cash, and 1,190,476 shares of the Company’s common stock with a fair value of $55,952.

Fair Value of Consideration Transferred and Recording of Assets Acquired

The following table summarizes the acquisition date fair value of the consideration paid, identifiable assets acquired, and liabilities assumed including an amount for goodwill:

Common stock, 27,305,442 shares at fair market value	$1,449,919
8% Unsecured, Convertible promissory note payable to seller	350,000
Total purchase price	$1,799,919

Tangible assets acquired	$1,101,604
Liabilities assumed	(294,671)
Net tangible assets acquired	806,933

Identified Intangible Assets
Customer Relationships	$600,000
Trademarks	121,000
Non-compete agreements	22,000
Total Intangible Assets	743,000

Goodwill	$249,986

Total purchase price	$1,799,919

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

As December 31, 2021, the Company has recorded an estimated fair value of the intangible assets and goodwill of $992,986 based on a preliminary purchase price allocation prepared by management. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the preliminary purchase price allocation period, we record adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined

Pro Forma Information

The following is the unaudited pro forma information assuming all business acquisitions occurred on January 1, 2021. For all of the business acquisitions depreciation and amortization have been included in the calculation of the below pro forma information based upon the actual acquisition costs.

Year ended December 31, 2021
Revenue	$7,259,384
Net Loss	$(1,560,900)
Basic and Diluted Loss per Share	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	368,144,534

The information included in the pro forma amounts is derived from historical information obtained from the sellers of the businesses. The pro forma amounts above for basic and diluted weighted average shares outstanding have been adjusted to include the stock issued in connection with the acquisition of SSI.

Note 12. Goodwill and Intangible Assets, Net

The following table sets for the changes in the carrying amount of the Company’ Goodwill for the year ended December 31, 2021

2021
Balance, January 1	$-
Acquisitions of Submersible Systems, Inc.	249,986
Balance, December 31	$249,986

The following table sets for the components of the Company’s intangible assets at December 31, 2021:

	Amortization Period (Years)	Cost	Accumulated Amortization	Net Book Value

Intangible Assets Subject to amortization
Trademarks	15	$121,000	$(2,628)	$118,372
Customer Relationships	10	600,000	(20,000)	580,000
Non-Compete Agreements	5	22,000	(1,467)	20,533
Total		$743,000	$(24,095)	$718,905

The aggregate amortization remaining on the intangible assets as of December 31, 2021 is a follows:

Intangible Amortization
2022	72,467
2023	72,467
2024	72,467
2025	72,467
Thereafter	429,037
Total	$718,905

Note 13. Shareholders’ Equity

Common Stock

The Company had 393,850,475 and 306,185,206 common shares outstanding at December 31, 2021 and December 31, 2020, respectively.

In December 2018, the Company issued 20,000,000 shares of common stock to Robert M. Carmichael as an incentive bonus with a fair value of $200,000. As the shares are subject to continued employment by Mr. Carmichael through January 2, 2020. Expense for the issuance was recognized over the full vesting period, and accordingly, the Company recognized stock compensation expense of $1,280 year ended December 31, 2020 and was fully expensed.

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

On February 28, 2021, the Company issued 116,279 shares of common stock to a consultant with a fair value of $5,000 for professional business services.

On June 10, 2021, the Company issued 6,055,358 shares of common stock related to the conversion of a convertible debenture and accrued interest of $60,554.

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

In November and December, 2021 the Company issued 597,006 shares of its common stock with a fair value of $21,000 to a consultant for services related to the dive retail industry.

On December 31, 2021 the Company issued 763,983 shares of its common stock with a fair market value of $36,690 to a vendor related to exclusive distribution of its product line in the US and Caribbean.

Preferred Stock

During the second quarter of 2010, the holder of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of blank check preferred stock. The blank check preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company from time to time in accordance with the provisions of the Florida Business Corporation Act. In April 2011 the Board of Directors designated 425,000 shares of the blank check preferred stock as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into a share of the Company’s common stock at any time at the option of the holder at a conversion price of $18.23 per share. Holders of shares of Series A Convertible Preferred Stock are entitled to 250 votes for each share held. The Company’s common stock and Series A Convertible Preferred Stock vote together as on any matters submitted to our shareholders for a vote. As and December 31, 2021 and 2020, the 425,000 shares of Series A Convertible Preferred Stock are owned by Robert Carmichael.

Equity Compensation Plan

On May 26, 2021 the Company adopted an Equity Compensation Plan (the “Plan”). Under the Plan, Stock Options may be granted to Employees, Directors, and Consultants in the form of Incentive Stock Options or Non-statutory Stock Options, Stock Purchase Rights, time vested and/performance invested Restricted Stock, and Stock Appreciation Rights and Unrestricted Shares may also be granted under the Plan. The maximum number of shares that may be issued under the Plan shall be 25,000,000 shares. Common Stock to be issued under the Plan may be either authorized and unissued or shares held in treasury by the Company. The term of the Plan shall be ten years.

Equity Compensation Plan Information as of December 31, 2021:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted – average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans Approved by Security Holders	2,125,000	$.0434	22,875,000
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	2,125,000	$.0434	22,875,000

Options

Effective July 29, 2019 the Company issued options to purchase up to an aggregate of 10,380,952 shares of common stock to Blake Carmichael. The options were issued pursuant to a stock option grant agreements and are exercisable at $0.018 per share for a period of five years from the date of issuance, subject to vesting over a period of six months. The fair value of the options totaled $43,582 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 2.10%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 172%. Stock option expense recognized during the year ended December 31, 2020 $5,362, fully expensing this option agreement.

Effective July 29, 2019 the Company issued Robert M. Carmichael options to purchase up to 20,761,904 shares of common stock. The options were issued pursuant to a Grant Agreement and are exercisable at $0.018 per share for a period of five years from the date of issuance, subject to vesting over a period of six months. The fair value of the options totaled $87,147 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 2.10%, ii) expected life of 5 years, iii) dividend yield of 0%, iv) expected volatility of 172%. Stock option expense recognized for the year ended December 31, 2020 was $10,724, fully expensing this option agreement.

Effective January 6, 2020 the Company issued options to purchase up to 2,000,000 shares of common stock to Mr. Jeffrey Guzy. The options were issued pursuant to a stock option grant agreement and is exercisable at $0.0229 per share for a period of three years from the date of issuance. The options were immediately vested. The fair value of the options on the date of the grant was $40,107 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 1.55%, ii) expected life of 1.5 years, iii) dividend yield of 0%, iv) expected volatility of 250%. Stock option expense recognized during the year ended December 31, 2020 for this option was $40,107 and was fully expensed at grant date.

Effective January 11, 2020 the Company issued options to purchase up to 2,000,000 shares of common stock to BizLaunch Advisors, LLC. The options were issued pursuant to a professional services agreement and are exercisable at $0.0229 per share for a period of three years from the date of issuance. The options were immediately vested. The fair value of the options on the date of the grant was $40,097 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of 1.54%, ii) expected life of 1.5 years, iii) dividend yield of 0%, iv) expected volatility of 250%. Stock option expense recognized during the year ended December 31, 2020 for this option was $40,097 and was fully expensed at grant date.

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

The fair value of the Carmichael Option on the date of the grate was $4,370,109 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of .26%, ii) expected life of 1.5 years, iii) dividend yield of 0%, iv) expected volatility of 320%. The Company analyzed the likelihood that the vesting qualifications would be met, and as of December 31, 2021 deemed that there was a 35% chance that the options would vest. Therefore, stock option expense recognized during the years ended December 31, 2021 and December 31, 2020 was $874,022 and $655,515 respectively.

On November 5, 2020 the company entered into a Non-Qualified Stock Option agreement with Christopher Constable the “Constable Option Agreement” as part of his employment agreement. Under the terms of the option agreement, the Company granted Mr. Constable a 5 year option to purchase 5,434,783 shares of the Company’s common stock at an exercise price of $.0184, the “Compensation Options”. The Compensation Options were immediately vested. The fair value of the options on the date of the grant was $106,199 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of .16%, ii) expected life of 2.5 years, iii) dividend yield of 0%, iv) expected volatility of 341%. Stock option expense recognized during the year ended December 31, 2020 for this option was $106,890 and was fully expensed on grant date.

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

The Constable Option Agreement provides that the Compensation Options and Bonus Options are exercisable by Mr. Constable on a cashless basis. The Carmichael Option is not transferrable by Mr. Constable, and he must remain an employee of the Company as an additional term of vesting. Once a portion of the Constable Option vests, it is exercisable by Mr. Constable for 4 years.

The fair value of the Bonus Options on the date of the grant was $578,082 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of .14%, ii) expected life of 2.0 years, iii) dividend yield of 0%, iv) expected volatility of 312.2%. The Company analyzed the likelihood that the vesting qualifications would be met, and as of December 31, 2021 deemed that there was a 14% chance that the options would vest, as the measurement period does not begin until January 1, 2021. Therefore, stock option expense recognized during the years ended December 31, 2021 and December 31, 2020 was $82,734 and $0, respectively.

Effective June 14, 2021 the Company issued options to purchase up to an aggregate of 1,125,000 shares of common stock to various employees under the Plan. The options were issued pursuant to a stock option grant agreements and are exercisable at $0.036 per share for a period of four years from the date of issuance, with 12.5% of the options vesting each fiscal quarter over a period of two years. The fair value of the options totaled $38,369 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of .21%, ii) expected life of 2 years, iii) dividend yield of 0%, iv) expected volatility of 304.77%. The stock options expense recognized for the Year ended December 31, 2021 was $13,843.

On August 1, 2021 as part of the Blake Carmichael Employment Agreement (as defined below), the Company entered into a Non-Qualified Stock Option agreement with Blake Carmichael. Under the terms of the Blake Carmichael Employment agreement, the Company will enter into an option contract that will grant Blake Carmichael a 5 year option to purchase 3,759,400 shares of the Company’s common stock at an exercise price of $.0399, (the “BC Compensation Options”). The BC Compensation Options vest 33.3% upon the execution of the agreement, 33% at the first anniversary date and 33% upon the second anniversary date. The fair value of the options on the date of the grant was $149,076 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of .25%, ii) expected life of 2.5 years, iii) dividend yield of 0%, iv) expected volatility of 346.36%. The Company expensed $49,692 as of December 31, 2021.

As part of the Blake Carmichael Agreement the company entered into a Non-Qualified Stock option agreement (the “BC Bonus Options”) that will grant Blake Carmichael a 5-year option to purchase up to 18,000,000 shares to be vested annually on a contract year basis, based upon the achievement of certain financial metrics tied to Revenue and EBITA. The fair value of the BC Bonus Options was $713,777 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of .25%, ii) expected life of 2.5 years, iii) dividend yield of 0%, iv) expected volatility of 346.36%, v) exercise price of .0399 per share. The measurement period for these options began in August, 2021. As of December 31, 2021 the Company deemed that there was an opportunity for 3% of the total option to vest and an option expense of $21,810 was expensed for the year ended December 31, 2021.

During the Third Quarter, 2021 the Company issued options to purchase up to an aggregate of 175,000 shares of common stock to two employees under the Plan. The options were issued pursuant to stock option grant agreements and are exercisable at a range of $.044 to $.049 per share for a periods ranging from three to four years of from the date of issuance, with quarterly vesting periods over one to two years. The fair value of the options totaled $7,149 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate from .155% to .20%, ii) expected life of 1.5 to 2 years, iii) dividend yield of 0%, iv) expected volatility of 249.38% to 287.12%. The stock options expense recognized for the year ended December 31, 2021 was $2,989.

Effective September 3, 2021 the Company issued options to purchase up to an aggregate of 300,000 shares of common stock to Christeen Buban, President of SSI under the Plan. The options were issued pursuant to the Buban Agreement and a stock option grant agreement and is exercisable at $0.053 per share for a period of five years from the date of issuance, with 12.5% of the options vesting each fiscal quarter over a period of two years. The fair value of the options totaled $15,814 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of .315%, ii) expected life of 2.5 years, iii) dividend yield of 0%, iv) expected volatility of 339.21%. The stock options expense recognized for the year ended December 31, 2021 was $3,953.

As part of the Buban Agreement the company is also obligated to enter into a Non-Qualified Stock option agreement (the “Buban Bonus Options”) that will grant Mrs. Buban a 5-year option to purchase up to 7,110,000 shares to be vested annually on a contract year basis, based upon the achievement of certain financial metrics tied to Revenue and EBITA. The fair value of the Buban Bonus Options was $374,786 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of .3150%, ii) expected life of 2.5 years, iii) dividend yield of 0%, iv) expected volatility of 339.21%, v) exercise price of .0531 per share. The measurement period for these options began on September 3, 2021. The company deemed that there was no option expense to be recognized for the year ended December 31, 2021.

Effective September 3, 2021 the Company issued options to purchase up to an aggregate of 500,000 shares of common stock to various employees of SSI under the Plan. The options were issued pursuant to a stock option grant agreement and is exercisable at $0.0531 per share for a period of four years from the date of issuance, with 12.5% of the options vesting each fiscal quarter over a period of two years. The fair value of the options totaled $25,201 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of .21%, ii) expected life of 2 years, iii) dividend yield of 0%, iv) expected volatility of 276.1%. The stock options expense recognized for the year ended December 31, 2021 was $6,300.

During the Fourth Quarter, 2021 the Company issued options to purchase up to an aggregate of 100,000 shares of common stock to two employees under the Plan. The options were issued pursuant to stock option grant agreements and are exercisable at a range of $.040 to $.0419 per share for a period of four years of from the date of issuance, with quarterly vesting periods over two years. The fair value of the options totaled $3,863 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of .204% ii) expected life of 2 years, iii) dividend yield of 0%, iv) expected volatility of 249.38% to 287.12%. The stock options expense recognized for the year ended December 30, 2021 was $482.

On November 5, 2021 the company entered into a Non-Qualified Stock Option agreement with Christopher Constable the “Constable Option Agreement” as part of his employment agreement. Under the terms of the option agreement, the Company granted Mr. Constable a 5 year option to purchase 2,403,846 shares of the Company’s common stock at an exercise price of $.041, the “Compensation Options”. The Compensation Options were immediately vested. The fair value of the options on the date of the grant was $98,976 using the Black-Scholes option pricing model with the following assumptions: i) risk free interest rate of .53%, ii) expected life of 2.5 years, iii) dividend yield of 0%, iv) expected volatility of 269.12%. Stock option expense recognized during the year ended December 31, 2021 for these options were $98,976.

A summary of the Company’s stock option as of December 31, 2021 and 2020, and changes during the years ended December 31, 2021 and 2020 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of Options	Exercise Price	Contractual Life in Years	Intrinsic Value
Outstanding at December 31, 2019	35,295,237	$0.018	4.58
Granted	164,434,783	0.0354
Forfeited	-	-
Exercised	-	-
Cancelled		-
Outstanding – December 31, 2020	199,730,020	$0.0323	2.84
Exercisable – December 31, 2020	44,730,020	$0.0185	3.59	$168,892

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of Options	Exercise Price	Contractual Life in Years	Intrinsic Value
Outstanding at December 31, 2020	199,730,020	$0.0323	2.84
Granted	33,473,246	0.0430
Forfeited	(75,000)	0.0360
Exercised	-	-
Cancelled	-	-
Outstanding – December 31, 2021	233,128,266	$0.0362	2.23
Exercisable – December 31, 2021	76,068,249	$0.0284	2.30	$795,201

Warrants

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

A summary of the Company’s warrants as of December 31, 2021 and 2020, and changes during the years ended December 31, 2021 and 2020 is presented below:

Weighted
		Weighted	Average
		Average	Remaining
	Number of Warrants	Exercise Price	Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2019	52,608,725	$0.01	4.58
Granted	-	-
Forfeited	-	-
Exercised	(22,500,000)	0.01
Cancelled	(30,108,725)	0.0115
Outstanding – December 31, 2020	-	$-	-
Exercisable – December 31, 2020	-	$-	-	$-

Weighted
		Weighted	Average
		Average	Remaining
	Number of Warrants	Exercise Price	Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2020	-	$-	-
Granted	14,600,000	0.0250
Forfeited	-	-
Exercised	-	-
Cancelled		-
Outstanding – December 31, 2021	14,600,000	$0.0250	1.67
Exercisable – December 31, 2021	14,600,000	$0,0250	1.67	$153,300

Note 14. Income Taxes

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

The components of the provision for income tax expense are as follows for the years ended:

	December 31,
	2021	2020
Current taxes
Federal	$—	$—
State	—	—
Current taxes	—	—
Change in deferred taxes	40,100	38,600
Change in valuation allowance	(40,100)	(38,600)

Provision for income tax expense	$—	$—

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2021 and 2020:

	December 31,
	2021	2020
Deferred tax assets:
Equity based compensation	$154,400	$154,400
Allowance for doubtful accounts	11,700	4,300
Reserves for slow moving inventory	46,600	46,500
Amortization	4,100	-
Depreciation	1,900	2,900
Net operating loss carryforward	1,285,500	1,336,300
Total deferred tax assets	1,504,200	1,544,400
Valuation allowance	(1,504,200)	(1,544,400)

Deferred tax assets, net of valuation allowance	$-	$-

The effective tax rate used for calculation of the deferred taxes as of December 31, 2021 was 25.35%. The Company has established a 100% valuation allowance against deferred tax assets of $1,504,200, due to the uncertainty regarding realization reserve against the deferred tax assets. The change in valuation allowance was an increase of $40,100. The Company has approximately $3,465,000 of net loss carryforward that expire through 2037 and $1,607,000 that carryforward indefinitely, but is limited to 80% of taxable income in any one year.

The effective tax rate used for calculation of the deferred taxes as of December 31, 2020 was 25.35%. The Company has established a 100% valuation allowance against deferred tax assets of $1,544,400 due to the uncertainty regarding realization reserve against the deferred tax assets. The change in valuation allowance was an increase of $38,100.

The significant differences between the statutory tax rate and the effective tax rates for the Company for the years ended are as follows:

	December 31,
	2021	2020
Statutory tax rate	(21.00)%	(21.00)%
State tax, net of Federal benefits	(4.35)%	(4.35)%
Permanent differences	27.96%	28.21%
Change in valuation allowance	(2.61)%	(2.86)%
Effective tax rate	—%	—%

The Company’s income tax returns for 2017 through 2021 remain subject to examination by the Internal Revenue Services and state tax authorities.

Note 15. Commitments and Contingencies

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

In April 2018 the Company entered into a Patent License Agreement (the “STS Agreement”) with Setaysha Technical Solutions, LLC (“STS”) pursuant to which the Company licensed certain intellectual property, including patent rights, non-patent rights and know how from STS for use in our Ultra-Portable Tankless Dive system products. Effective December 31, 2019, the Company entered into Addendum No. 1 to the STS Agreement (“Addendum No. 1”) to amend the payment due upon the first commercial sale of NEMO. In accordance with Addendum No. 1, $8,250 was paid in cash and $8,250 was accrued as of December 31, 2019, and paid during the year ended December 31, 2020. The Company issued 828,221 shares of common stock in satisfaction of $13,500 for the first commercial sale of NEMO with a fair value of $19,635. Effective June 30, 2020, the Company entered into Addendum No.2 to the Patent License Agreement (“Addendum No.2”) This addendum is to set limits and expectations of the assistance from STS rated to designing and commercializing NextGen diving products, and that STS receive deferred consideration for uncompensated services. Addendum No. 2 also states that if the Company terminate the STS Agreement before December 31, 2024, then the Company will pay STS $180,000, less cumulative royalties paid in excess of $334,961 for years 2020, 2021, 2022, 2023 and 2024.

On June 30, 2020, the Company entered into Amendment No. 2 to the STS Agreement. The amendment set certain limits and expectations of the assistance from STS related to designing and commercializing certain diving products, and revised the royalty payments due to STS as consideration for uncompensated services. The Company is obligated to pay STS a minimum yearly royalty of $60,000, or $15,000 per fiscal quarter, beginning in December 2019 and increasing by 2.15% per year. The minimum royalty was temporarily increased to $60,000 for fiscal years 2022, 2023 and 2024, with a fourth quarter true up against earned royalties. In addition, if the Company should terminate the agreements with STS prior to December 31, 2023, then the Company is obligated to pay STS $180,000, less cumulative royalties paid in excess of $334,961 for the years 2020 through 2024. Royalty recorded in relation to this agreement totaled $157,855 and $53,929 for the years ended December 31, 2021 and 2020, respectively. In accordance with the amendment the Company will pay additional minimum royalties of $60,000 per year or $15,000 per quarter for the years 2022 through 2024.

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

On June 9, 2020 the Company entered into an advertising and marketing agreement with Figment Design. The term of the agreement is for one year, and thereafter renew or cancel the agreement in writing 60 days before the final date. The Company will be billed $5,275 for June and July 2020 and $8,840 from August 2020 to July 2021. This contract was not renewed at the expiration date.

On August 1, 2020, BLU3 entered into an advertising and marketing agreement with Figment Design. The term of the agreement is for one year beginning August 1, 2020, and thereafter renew or cancel the agreement in writing 60 days before the final date. Figment Design will bill BLU3 $3,500 per month as retainer and $1,500 to $2,000 for monthly ad spend. This agreement was terminated with 30 day notice prior to its expiration.

On August 1, 2020, BLU3 entered into a marketing agreement with This Way Media PTY, Ltd. The term of this agreement is for 11 months and can be cancelled with 30 days notice during the first 90 days of the agreement. After the first 90 days, the agreement can be cancelled with 60 days’ notice after the completion of the term of the agreement. BLU3 will pay This Way Media PTY, LTD $500 per month, and 5% of each affiliate sale. This agreement expired on July 1, 2021. BLU3, Inc. is currently in negotiation to renew this agreement, but continues to pay the originally agreed upon amount and receive content from the vendor

On August 10, 2020, the Company engaged Brandywine, LLC to provide certain accounting advisory and consulting services to it under the terms of a letter agreement. As compensation for the services, we agreed to pay Brandywine, LLC an hourly rate of $125.00 and issue it 10,000 shares of our common stock for each hour billed, which such shares are issuable to a designee of Brandywine, LLC in its discretion, and reimburse it for pre-approved expenses. The agreement may be terminated by either party upon 15 days’ notice, and contains customary indemnification provisions. This agreement was terminated on November 5, 2020 upon entering into an employment agreement as detailed below, a total number of 2,795,000 shares were issued under this agreement as of December 31, 2020 This agreement was terminate upon the execution of the Constable Employment Agreement.

On November 5, 2020 the Company and Christopher Constable entered into a three year employment agreement (the “Constable Employment Agreement”) pursuant to which the Mr. Constable shall serve as Chief Executive Officer of the Company. Previously, Mr. Constable had provided advisory services to the Company through the agreement with Brandywine LLC. In consideration for his services, Mr. Constable shall receive (i) an annual base salary of $200,000, payable in accordance with the customary payroll practices of the Company, and (ii) issuable upon execution of the Employment Agreement and on each anniversary of the date of the agreement during the term, a non-qualified immediately exercisable five-year stock option to purchase that number of shares equal to $100,000 of the value of the Company’s common stock at an exercise price equal to the market price of the Common Stock on the date of issuance. Therefore, the Executive shall receive an initial stock option grant to purchase 5,434,783 shares of the Corporation’s common stock at an exercise price of $0.0184 per share pursuant to an option award agreement (the “Option Award Agreement”).

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

On May 20, 2021, the Company entered into an exclusive distribution agreement with Chrysalis Trading CC doing business as Bright Weights for exclusive distribution of the Bright Weights diving products in the United States and Caribbean. The term of the agreement is 2 years and will renew at the two-year anniversary date for an additional two-year term. There are no minimum purchase commitments in this agreement. The company paid to the sole shareholder of Chrysalis Trading CC 500,000 shares of its common stock at a fair market value of $36,690 for this exclusivity.

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

On August 6, 2021 the Company entered into a six-month, non-exclusive mergers and acquisitions services agreement with Newbridge Securities Corporation. The merger agreement shall pay seven percent commission for the first two million dollars paid in aggregate consideration and six percent on the aggregate consideration above two million dollars. The fee shall be paid in the common stock of the Company. The equity received is subject to a holding period of six months from the closing date of the transaction. No payment has been issued in relation to this agreement.

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

Legal

The Company was a defendant in that certain lawsuit styled Basil Vann, as Personal Representative of the Estate of Jeffrey William Morris v. Brownie’s Marine Group, Inc., filed on May 6, 2019 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The complaint, which relates to consulting services provided to the Company by the deceased between 2005 and 2017, alleges breach of contract and quantum meruit and is seeking $15,870.97 in unpaid consulting fees together with interest. In April 2020, the Company filed a Motion to Dismiss, and at a hearing held in May 2021, the Court struck certain allegations contained in the complaint, the parties agreed that the quantum meruit allegation is deemed to be an alternative to the breach of contract allegation, but permitted certain other allegations to stand. The parties entered mediation pursuant to the Court’s order. This action was settled for $10,000 on July 12, 2021. The company has a balance of $5,000 remaining on this obligation as of December 31, 2021.

Note 16. Segments

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

4. Redundant Air Tank Systems, which manufactures and distributes a line of high pressure tanks, redundant and rescue air systems for the military and recreational diving industries

	Years ended
	December 31
	Legacy SSA Products		High Pressure Gas Systems		Ultra Portable Tankless Dive Systems		Redundant Air Tank Systems		Total Company
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Net Revenues	$2,897,210	$2,721,753	$616,039	$489,590	$2,241,359	$1,344,630	$472,771	$-	$6,227,379	$4,555,973
Cost of Revenue	(2,161,396)	(1,783,857)	(386,517)	(310,527)	(1,437,512)	(997,200)	(352,755)	-	(4,337,820)	(3,091,584)
Gross Profit	735,814	937,896	229,812	179,063	803,847	347,430	120,016	-	1,889,559	1,464,389
Depreciation	17,447	8,916	-	-	14,479	12,089	24,546	-	56,472	21,005
Income (Loss) from operations	$(1,778,463)	$(1,063,871)	$17,980	$(30,876)	$32,995	$(238,313)	$(125,215)	$-	(1,852,703)	$(1,333,060)

Total Assets	$1,346,096	$1,327,465	$346,499	$245,572	$903,718	$500,043	$2,077,648	$-	$4,673,961	$2,073,080

Note 17. Subsequent Events

In February 2022 the Company issued 10,000,000 shares of common stock to Charles Hyatt, a director, upon the exercise of a common stock purchase warrant at an exercise price of $0.025 for $250,000.

In February, 2022 the Company issued 600,000 shares of common stock related to Grace Hyatt, the adult daughter of a director upon the exercise of a common stock purchase warrant at an exercise price of $0.025 for $15,000.

On January 31, 2022 and February 28, 2022 the Company issued an aggregate of 206,318 shares of its common stock with a fair value of $21,000 to a consultant for services related to the dive retail industry.

On January 19, 2022, SSI entered into a capital lease with Alliance Funding Group to secure a new piece of essential equipment for its operation. The lease has a 36 month term with a monthly payment of $3,522. At the end of the lease SSI has the option to purchase the equipment for $3,522 plus applicable taxes. The total purchase price of machine was $108,675.

On February 13, 2022 the Company filed with the Florida Department of State, the articles of incorporation for a new wholly owned subsidiary, Live Blue, Inc.

