Form 10-Q
period 2022-03-31
Brownie's Marine Group, Inc
filed 2022-05-31
CIK 1166708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 333-99393

BROWNIE’S MARINE GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida	90-0226181
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3001 NW 25th Avenue, Suite 1
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

There were 408,880,065 shares of common stock outstanding as of May 27, 2022.

NOTE REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs.

You should read thoroughly this Quarterly Report with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by risk factors included in our Annual Report on Form 10-K filed with the SEC on April 22, 2022, which risk factors could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by applicable law.

PART I

ITEM 1. FINANCIAL STATEMENTS

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
Current Assets
Cash	$604,274	$643,143
Accounts receivable - net	191,438	123,270
Accounts receivable - related parties	77,140	77,301
Inventory, net	2,029,192	1,895,260
Prepaid expenses and other current assets	395,387	227,458
Total current assets	3,297,431	2,966,432
Property, equipment and leasehold improvements, net	257,215	270,065
Operating Lease Assets	397,208	454,475
Intangible Assets, Net	700,780	718,905
Goodwill	249,986	249,986
Other assets	17,831	14,098
Total assets	$4,920,451	$4,673,961
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$871,079	$744,383
Accounts payable - related parties	18,032	37,267
Customer deposits and unearned revenue	248,433	143,938
Other liabilities	201,580	187,924
Operating lease liabilities	208,623	232,283
Current maturities long term debt	46,867	50,402
Total current liabilities	1,594,614	1,396,197
Long term debt, net of current	80,843	87,956
Long term convertible debentures, net	340,176	339,254
Operating lease liabilities, net of current	189,134	222,899
Total liabilities	2,204,767	2,046,306
Commitments and contingent liabilities (see note 9)	-	-
Stockholders’ equity
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding as of March 31, 2022 and December 31, 2021	425	425
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; 405,656,793 and 393,850,475 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively.	40,566	39,386
Common stock payable; 138,941 shares and 138,941 shares, as of March 31, 2022 and December 31, 2021, respectively	14	14
Additional paid-in capital	17,661,788	17,132,434
Accumulated deficit	(14,988,696)	(14,544,604)
Accumulated other comprehensive income	1,587	-
Total stockholders’ equity	$2,715,684	$2,627,655
Total liabilities and stockholders’ equity	$4,920,451	$4,673,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENT

FOR THE THREE MONTHS ENDED MARCH 31

(unaudited)

	2022	2021
Net revenues
Net revenues	$1,701,564	$746,353
Net revenues - related parties	273,405	204,416
Total net revenues	1,974,969	950,769
Cost of net revenues
Cost of net revenues	1,121,638	509,069
Cost of net revenues - related parties	121,174	105,431
Royalties expense - related parties	12,789	11,593
Royalties expense	43,608	13,704
Total cost of revenues	1,299,209	639,797
Gross profit	675,760	310,972
Operating expenses
Selling, general and administrative	1,105,739	737,035
Research and development costs	3,920	21,107
Total operating expenses	1,109,659	758,142
Loss from operations	(433,899)	(447,170)
Other income (expense), net
Gain on settlement of debt	-	10,000
Interest expense	(10,193)	(3,811)
Total other income (expense), net	(10,193)	6,189
Loss before provision for income taxes	(444,092)	(440,981)
Provision for income taxes	-	-
Net loss	$(444,092)	$(440,981)
Other Comprehensive Income
Unrealized gain on foreign currency contract	1,587	-
Total Other Comprehensive income	$1,587	$-
Comprehensive loss	$(442,505)	$(440,981)
Basic loss per common share	$(0.00)	$(0.00)
Diluted loss per common share	$(0.00)	$(0.00)
Basic weighted average common shares outstanding	401,483,605	309,236,042
Diluted weighted average common shares outstanding	401,483,605	309,236,042

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENS OF CHANGES IN STOCKHOLDERS EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Preferred Stock		Common Stock		Common Stock Payable		Additional	Accumulated Other		Total
	Shares Outstanding	Par	Shares Outstanding	Par	Shares	Amount	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2021	425,000	$425	393,850,475	$39,386	138,941	$14	$17,132,434	$-	$(14,544,604)	2,627,655
Shares issued for exercise of warrants	-	-	10,600,000	1,060	-	-	263,940	-	-	265,000
Shares issued for services	-	-	1,206,318	120	-	-	35,380	-	-	35,500
Stock Option Expense	-	-	-	-	-	-	230,034	-	-	230,034
Net loss	-	-	-	-	-	-	-		(444,092)	(444,092)
Other Comprehensive Income	-	-	-	-	-	-	-	1,587	-	1,587
Balance, March 31, 2022 (unaudited)	425,000	$425	405,656,793	$40,566	138,941	$14	$17,661,788	$1,587	$(14,988,696)	2,715,684

	Preferred Stock		Common Stock		Common Stock Payable		Additional	Accumulated Other		Total
	Shares Outstanding	Par	Shares Outstanding	Par	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2020	425,000	$425	306,185,206	$30,620	138,941	$14	$13,508,882	$-	$(12,956,137)	$583,804
Shares issued for cash	-	-	27,500,000	2,750	-	-	272,250	-	-	275,000
Shares issued for services	-	-	3,116,279	312	-	-	124,688	-	-	125,000
Stock Option Expense	-	-	-	-	-	-	218,505	-	-	218,505
Shares issued for conversion of convertible debentures and accrued interest	-	-	422,209	42	-	-	14,735	-	-	14,777
Net Loss	-	-	-	-	-	-	-	-	$(440,981)	(440,981)
Balance, March 31, 2021 (unaudited)	425,000	$425	337,223,694	$33,724	138,941	$14	$14,139,060	$-	$(13,397,118)	$776,105

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(unaudited)

	2022	2021
Cash flows used in operating activities:
Net loss	$(444,092)	(440,981)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	33,859	6,230
Amortization of debt discount	922	-
Amortization of right-of-use asset	57,267	23,867
Shares issued for services	35,500	125,000
Reserve (recovery) for bad debt	-	1,101
Stock Based Compensation - Options	230,034	218,505
Gain on Settlement of Debt	-	(10,000)
Reserve for slow moving inventory	4,528	-
Changes in operating assets and liabilities
Change in accounts receivable, net	(68,168)	(19,874)
Change in accounts receivable – related parties	161	5,915
Change in inventory	(138,460)	(94,225)
Change in prepaid expenses and other current assets	(166,342)	(133,709)
Change in other assets	(3,733)	1,501
Change in accounts payable and accrued liabilities	126,696	44,948
Change in customer deposits and unearned revenue	104,495	19,280
Change in long term lease liability	(57,425)	(23,867)
Change in other liabilities	13,656)	36,200
Change in accounts payable - related parties	(19,235)	(11,346)
Net cash used in operating activities	(290,337)	(251,455)
Cash flows used in investing activities:
Purchase of fixed assets	(2,884)	-
Net cash used in investing activities	(2,884)	-
Cash flows from financing activities:
Proceeds from issuance of common stock	-	275,000
Proceeds from exercise of Warrants	265,000	-
Repayment on notes payable	-	(15,000)
Repayment of debt	(10,648)	(9,832)
Net cash provided by financing activities	254,352	250,168
Net change in cash	(38,869)	(1,287)
Cash, beginning balance	643,143	345,187
Cash, end of period	$604,274	343,900
Supplemental disclosures of cash flow information:
Cash Paid for Interest	$3,454	7,088
Cash Paid for Income Taxes	$-	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Note 1. Company Overview

Brownie’s Marine Group, Inc. (the “Company”)(1) designs, tests, manufactures and distributes recreational hookah diving, scuba and water safety products through its wholly owned subsidiary, Trebor Industries, Inc., a Florida corporation, incorporated in 1981 (“Trebor” or “BTL”), (2) manufactures and sells high pressure air and industrial compressor packages, yacht based scuba air compressor and nitrox generation systems through its wholly owned subsidiary, Brownie’s High Pressure Compressor Services, Inc., a Florida corporation incorporated in 2017 (“BHP”) and doing business as LW Americas (“LWA”) and (3) develops and markets portable battery powered surface supplied air dive systems through its wholly owned subsidiary BLU3, Inc., a Florida corporation (“BLU3”). On September 3, 2021, the Company, entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Submersible Acquisition, Inc., a Florida corporation incorporated in 2017, and wholly owned subsidiary of the Company (“Acquisition Sub”), Submersible Systems, Inc., a Florida corporation (“Submersible” or “SSI”), and Summit Holdings V, LLC, a Florida limited liability company (“Summit”) and Tierra Vista Group, LLC, a Florida limited liability company (“Tierra Vista” and, together with Summit, the “Sellers”), the owners of all of the capital stock of Submersible, pursuant to which Acquisition Sub merged with and into Submersible (the “Merger”), and Submersible, the surviving corporation, became a wholly owned subsidiary of the Company.

Submersible is a manufacturer of high pressure tanks and redundant air systems for the military and recreational diving industries, based in Huntington Beach, California and sells its products to governments, militaries, private companies and the dive industry throughout the world.

On February 13, 2022 the Company filed with the Florida Department of State, the articles of incorporation for a new wholly owned subsidiary, Live Blue, Inc. (“LBI”). LBI was established to enter into a guided tour business model that will utilize the technology developed by BLU3 to provide new users and interested divers a guided tour experience. There was no activity in this subsidiary for the three months ended March 31, 2022.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The following unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The balance sheet as of December 31, 2021 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2021 for a broader discussion of our business and the risks inherent in such business.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Trebor, BHP, BLU3, SSI and LBI. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per EIN. At March 31, 2022 and December 31, 2021, the Company had approximately $118,292 and $205,500, respectively in excess of the FDIC insured limit.

Foreign Currency Forward Contracts

We use foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies, manage exchange rate volatility in the translation of foreign earnings, and reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies.

The foreign currency forward hedging contracts outstanding as of March 31, 2022 have settlement dates within 6 months. The spot rate components of these foreign currency forward contracts are designated as cash flow hedges and any unrealized gains or losses are reported in other comprehensive income and reclassified to the Consolidated Statement of Income in the same periods during which the underlying hedged transactions affect earnings. If a hedging relationship is terminated with respect to a foreign currency forward contract, accumulated gains or losses associated with the contract remain in OCI until the hedged forecasted transaction occurs and are reclassified to operations in the same periods during which the underlying hedged transactions affect earnings.

Foreign currency forward contracts entered into to hedge cost of goods purchases were as follows as of March 31, 2022 and December 31, 2021:

	Notional Amount
Foreign Currency	March 31, 2022 (unaudited)	December 31, 2021
Euro	$223,970	-
Total	$223,970	$-

Accounts receivable

Accounts receivable consist of amounts due from the sale of all of our products to wholesale and retail customers. The allowance for doubtful accounts is estimated based on historical customer experience and industry knowledge. The allowances for doubtful accounts totaled $46,555 and $46,555 at March 31, 2022 and December 31, 2021, respectively.

Inventory

Inventory consists of the following:

	March 31, 2022 (unaudited)	December 31, 2021

In-Transit inventory	$8,300	$130,000
Raw materials	1,029,901	1,144,190
Work in process	95,334	99,958
Finished goods	895,657	521,212
Inventory, net	$2,029,192	$1,895,260

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

We categorize leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of March 31, 2022. Our leases generally have terms that range from three years for equipment and five to twenty years for property. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

For the three months ended March 31, 2022 the lease expenses were approximately $64,200, and approximately $32,800 for the three months ended March 31, 2022 and 2021, respectively. Cash paid for operating liabilities for the three months ended March 31, 2022 was approximately $64,400 and $32,700 for the three months ended March 31, 2021.

Supplemental balance sheet information related to leases was as follows:

Operating Leases	March 31, 2022 (unaudited)
Right-of-use assets	$397,208

Current lease liabilities	$208,623
Non-current lease liabilities	189,134
Total lease liabilities	$397,757

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

Loss per common share

Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. At March 31, 2022 and March 31, 2021, 244,052,947 and 209,753,340, respectively, of potentially dilutive shares were not recognized as their inclusion would be anti-dilutive. These shares reflect shares potentially issuable under convertible notes, outstanding warrants, outstanding stock options and the conversion of preferred stock.

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

Note 3. Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. For the three months ended March 31, 2022, the Company incurred a net loss of $444,092 of which $265,534 is non-cash stock related compensation and shares issued for service. At March 31, 2022, the Company had an accumulated deficit of $14,988,696. Despite a working capital surplus of approximately $1,702,817 at March 31, 2022, the continued losses and cash used in operations raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, control expenses, raise capital, and to continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4. Related Party Transactions

The Company sells products to Brownies Southport Divers, Brownies Yacht Toys and Brownies Palm Beach Divers, companies owned by the brother of Robert Carmichael, the Company’s President and Chief Financial Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers with similar sales volumes. These entities accounted for 13.8% and 21.2% of the net revenues for the three months ended March 31, 2022 and March 31, 2021, respectively. Accounts receivable from these entities totaled $75,066 and $75,792, at March 31, 2022 and December 31, 2021, respectively.

The Company sells products to BGL and 940 A, entities wholly-owned by Robert Carmichael. Terms of sale are more favorable than those extended to the Company’s regular customers, but no more favorable than those extended to the Company’s strategic partners. Accounts receivable from these entities totaled $2,074 and $1,509 at March 31, 2022 and December 31, 2021, respectively.

The Company had accounts payable to related parties of $18,032 and $37,267 at March 31, 2022 and December 31, 2021, respectively. The balance payable at March 31, 2022 is comprised of $5,000 due to Robert Carmichael, and $13,032 to BGL. At December 31, 2021 this account was comprised of $5,000 due to Robert Carmichael, and $32,267 due to BGL.

The Company has exclusive license agreements with 940 A to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreements. The agreements provide that the Company pay 940 A 2.5% of gross revenues per quarter as a royalty. Total royalty expense for the three months ended March 31, 2022 and 2021 were $12,789 and $11,593, respectively. The accrued royalty for March 31, 2022 was approximately $7,700 and is included in other liabilities.

On February 2, 2022, the Company issued Charles Hyatt, a director, 10,000,000 shares from the exercise of a warrant at $0.025 per share in consideration of $250,000.

On February 2, 2022, the Company issued Grace Hyatt, the adult child of Charles Hyatt, a director, 600,000 shares from the exercise of a warrant at $0.025 per share in consideration of $15,000.

Note 5. Convertible Promissory Notes and Notes Payable

Convertible Promissory Notes

Convertible promissory notes consisted of the following at March 31, 2022:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Original Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Reg.
12/01/17	12/31/21	6%	50,000	(12,500)	-	-	-	-	(1)
12/05/17	12/31/21	6%	50,000	(12,500)		-			(2)
9/03/21	9/03/24	8%	346,500	(12,355)	346,500	(9,727)	336,773	16,170	(3)
9/03/21	9/03/24	8%	3,500	(125)	3,500	(97)	3,403	140	(4)
					$350,000	$(9,824)	$340,176	$16,310

(1)	On December 1, 2017, the Company issued a 6% secured convertible promissory note in the principal amount of $50,000, initially due December 1, 2018, subject to extension. The note is secured by the assets of the Company and is guaranteed by the Company’s wholly-owned subsidiaries, Trebor and BHP and the personal guarantee of Robert Carmichael.

The conversion price of the note initially ranged from $0.02 per share if converted in the first year to $0.125 per share if converted in year five. The noteholder may convert the note at any time until the note plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender will be limited to maximum conversion of 9.99% of the outstanding common stock of the Company at any one time. In 2019, the maturity date of the note was extended for one year to December 31, 2019 with a reduction in the conversion price to $0.01 per share. The Company recorded a loss on extinguishment of debt of $32,000 upon the modification of conversion price. On June 10, 2021, the note and accrued interest of $10,554 were converted by the holder into 6,055,358 shares of common stock in accordance with the terms of the note.

(2)	On December 5, 2017, the Company entered into a 6% secured convertible promissory note in the principal amount of $50,000, initially due December 4, 2018, subject to extension. The note is secured with such assets of the Company equal to the principal and accrued interest, and is guaranteed by the Company’s wholly-owned subsidiaries, Trebor and BHP and the personal guarantee of Robert Carmichael.

The conversion price under the note initially ranged from $0.02 per share if converted in the first year to $0.125 per share if converted in year five. The lender may convert at any time until the note plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender will be limited to maximum conversion of 9.99% of the outstanding common stock of the Company at any one time. In 2019, the note was extended for one year to December 31, 2019 with a reduction in the conversion price to $0.01 per share. The Company recorded a loss on extinguishment of debt of $99,000 upon the modification of conversion price. On August 18, 2021, this note and accrued interest of $11,145 were converted by the holder into 6,114,516 shares of common stock in accordance with the terms of the note

(3)	On September 3, 2021, the Company issued a three-year 8% convertible promissory note in the principal amount of $346,550 to Summit Holding V, LLC as part of the acquisition of SSI. Payments on the note are to be equivalent to 50% of the adjusted net profit of SSI payable calendar quarterly. Interest is payable in shares of common stock of the Company at a conversion price of $0.051272 per share, to be paid quarterly. The note holder may convert outstanding principal and interest at a conversion price of $0.051272 per share at any time during the term of the note. The Company recorded $12,355 for the beneficial conversion feature.

(4)	On September 3, 2021, the Company issued a three-year 8% promissory note in the principal amount of $3,500 to Tierra Vista Partners, LLC as part of the acquisition of SSI. Payments on the note are to be equivalent to 50% of the adjusted net profit of SSI payable calendar quarterly. Interest is payable in common stock of the Company at a conversion price of $0.051272 per share, to be paid quarterly. The note holder may convert outstanding principal and unpaid interest at a conversion price of $0.051272 at any time up to the maturity date of the note. The Company recorded $125 for the beneficial conversion feature.

Loan Payable

Marlin Note

On September 30, 2019 the Company, through its wholly owned subsidiary BLU3, executed an equipment finance agreement for the purchase of certain plastic molding equipment through Marlin Capital Solutions. The initial principal balance was $96,725 payable in 36 equal monthly installments of $3,144 (the “Marlin Note”). The equipment finance agreement contains customary events of default. The loan balance was $21,256 as of March 31, 2022.

Payment Amortization
2022 (9 months remaining)	21,256
Total Loan Payments	$21,256
Current portion of Loan payable	(21,256)
Non-Current Portion of Loan Payable	$-

Mercedes Benz Note

On August 21, 2020, the Company executed an installment sales contract with Mercedes Benz Coconut Creek for the purchase of a 2019 Mercedes Benz Sprinter delivery van. The installment agreement was for $55,841 with a zero interest rate payable over 60 months with a monthly payment of $931 and is personally guaranteed by Robert Carmichael. The first payment was due on October 5, 2020. The loan balance as of March 31, 2022 is $39,399.

Payment Amortization
2022 (9 months remaining)	$8,379
2023	$11,168
2024	$11,168
2025 and thereafter	$8,684
Total note payments	$39,399
Current portion of note payable	$(11,168)
Non-Current Portion of notes payable	$28,231

Navitas Note

On May 19, 2021 the Company, through its wholly owned subsidiary BLU3, executed an equipment finance agreement for the purchase of certain plastic molding equipment through Navitas Credit Corp. (“Navitas”). The amount financed is $79,309 payable in 60 equal monthly installments of $1,611 (the “Navitas Note”). The equipment finance agreement contains customary events of default. The agreement was fully funded as of September 30, 2021.

Payment Amortization
2022 (9 months remaining)	10,873
2023	15,342
2024	16,629
2025	18,204
2026	6,007
Total Note Payments	$67,055
Current portion of Note payable	(14,443)
Non-Current Portion of Note Payable	$52,612

Alliance Lease

On January 19, 2022, SSI entered into a capital lease with Alliance Funding Group (“lessor”) to secure a new piece of essential equipment for its operations. The lease has a 36 month term with a monthly payment of $3,522. At the end of the lease SSI has the option to purchase the equipment for $3,522 plus applicable taxes. The total purchase price of the equipment was $108,675. The vendor has determined that they are unable to supply the equipment, and the purchase order for this equipment was cancelled in May, 2022. The lessor initially funded fifty percent of the purchase price or approximately $54,000 directly to the vendor which the vendor has committed to return once properly instructed by the lessor. For the three months ending March 31, 2022, the Company made payments against this lease totaling approximately $8,600 which are recorded as deposits.

Note 6. Business Combination

Merger with Submersible Systems, Inc.

On September 3, 2020, the Company completed its merger with SSI. Under the terms of the Merger Agreement, the Company paid $1.79 million, consisting of the issuance of 27,305,442 shares of its common stock (valued at $1.4 million) and the issuance of 8% unsecured convertible promissory notes in the aggregate principal amount of $350,000 in exchange for all of the equity of SSI. The 27,305,442 shares are subject to leak out agreements whereby the shareholders are unable to sell or transfer shares based upon the following:

Holding Period from Closing Date	Percentage of shares eligible to be sold or transferred
6 months	Up to 12.5%
9 months	Up to 25.0%
24 months	Up to 75.0%
36 months	Up to 100.0%

The leak-out restriction may be waived by the Company, upon written request by a Seller, if the Company’s common stock is trading on the NYSE American or Nasdaq, and has a rolling 30-day average trading volume of 50,000 shares per day; provided, however, that (i) only up to 5% of the previous days total volume can be sold in one day and (ii) only through executing trades “On the Offer.”

The transaction costs associated with the Merger were $65,000 in legal fees paid in $40,000 in cash, and 1,190,476 shares of the Company’s common stock with a fair value of $55,952.

Fair Value of Consideration Transferred and Recording of Assets Acquired

The following table summarizes the acquisition date fair value of the consideration paid, identifiable assets acquired, and liabilities assumed, including an amount for goodwill:

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

The value of the stock was calculated based on the volume weighted average price (“VWAP”) of a share of the Company’s common stock on the OTC Markets for (i) 180 days prior to the date of the parties’ execution and delivery of the binding term sheet for the Merger or (ii) 180 days prior to the closing date of the Merger, whichever results in a lower VWAP which resulted in a conversion price of $0.051271831 and the issuance of 27,305,442 shares of common stock with a fair value of $1,449,919 on the closing date.

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

As of March 31, 2022, the Company recorded an estimated fair value of the intangible assets and goodwill of $992,986 based on a preliminary purchase price allocation prepared by management. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the preliminary purchase price allocation period, we record adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined.

Pro Forma Information

The following is the unaudited pro forma information assuming all business acquisitions occurred on January 1, 2021. For all of the business acquisitions depreciation and amortization have been included in the calculation of the below pro forma information based upon the actual acquisition costs.

Three months ended March 31, 2021
Revenue	$1,282,571
Net Loss	$(494,619)
Basic and Diluted Loss per Share	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	337,731,960

The information included in the pro forma amounts is derived from historical information obtained from the sellers of the businesses. The pro forma amounts above for basic and diluted weighted average shares outstanding have been adjusted to include the stock issued in connection with the acquisition of SSI.

Note 7. Goodwill and Intangible Assets, Net

The following table sets for the changes in the carrying amount of the Company’ Goodwill for the quarter ended March 31, 2022

2022
Balance, January 1	$249,986
-
Balance, March 31	$249,986

The following table sets for the components of the Company’s intangible assets at March 31, 2022:

	Amortization Period (Years)	Cost	Accumulated Amortization	Net Book Value

Intangible Assets Subject to amortization
Trademarks	15	$121,000	$(4,653)	$116,347
Customer Relationships	10	600,000	(35,000)	565,000
Non-Compete Agreements	5	22,000	(2,567)	19,433
Total		$743,000	$(42,220)	$700,780

The aggregate amortization remaining on the intangible assets as of March 31, 2022 is a follows:

Intangible Amortization
2022 (9 months remaining)	$54,350
2023	72,467
2024	72,467
2025	72,467
2026	71,367
Thereafter	357,662
Total	$700,780

Note 8. Shareholders’ Equity

Common Stock

On January 17, 2022, the Company issued a law firm 1,000,000 shares of common stock with a fair market value of $27,500 as part of the agreed upon compensation for a representation agreement.

On January 31, 2022, the Company issued a consultant 121,212 shares of common stock with a fair market value of $4,000 for consulting services related to the dive industry.

On February 2, 2022, the Company issued Charles Hyatt, a director, 10,000,000 shares from the exercise of a warrant at $0.025 per share in consideration of $250,000.

On February 2, 2022, the Company issued Grace Hyatt, the adult child of Charles Hyatt, a director, 600,000 shares from the exercise of a warrant at $0.025 per share in consideration of $15,000.

On February 28, 2022, the Company issued a consultant, 85,106 shares of common stock with a fair market value of $4,000 for consulting services related to the dive industry.

Preferred Stock

During the second quarter of 2010, the holders of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of blank check preferred stock. The blank check preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company from time to time in accordance with the provisions of the Florida Business Corporation Act. In April 2011, the Board of Directors designated 425,000 shares of the blank check preferred stock as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into a share of the Company’s common stock at any time at the option of the holder at a conversion price of $18.23 per share. Holders of shares of Series A Convertible Preferred Stock are entitled to 250 votes for each share held. The Company’s common stock and Series A Convertible Preferred Stock vote together as on any matters submitted to our shareholders for a vote. As of March 31, 2022, and December 31, 2021, the 425,000 shares of Series A Convertible Preferred Stock are owned by Robert Carmichael.

Equity Incentive Plan

On May 26, 2021 the Company adopted an Equity Incentive Plan (the “Plan”). Under the Plan, stock options may be granted to employees, directors, and consultants in the form of incentive stock options or non-qualified stock options, stock purchase rights, time vested and/performance invested restricted stock, and stock appreciation rights and unrestricted shares may also be granted under the Plan. 25,000,000 shares are reserved for issuance under the Plan. The term of the Plan is ten years.

Equity Compensation Plan Information as of March 31, 2022:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted – average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans Approved by Security Holders	2,200,000	$.0431	22,800,000
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	2,200,000	$.0434	22,800,000

Options

On April 14, 2020, the Company entered into a Non-Qualified Stock Option Agreement with Richard Carmichael (the “Carmichael Option Agreement”). Under the terms of the Carmichael Option Agreement, as additional compensation, the Company granted Mr. Carmichael an option (the “Carmichael Option”) to purchase up to an aggregate of 125,000,000 shares of the Company’s common stock at an exercise price of $0.045 per share, of which the right to purchase 75,000,000 shares of common stock is subject to vesting upon the achievement of the net revenue milestones set forth below (the “Net Revenue Portion of the Option”) and the right to purchase 50,000,000 shares of common stock is subject to vesting upon official notice of the listing of the Company’s common stock on The Nasdaq Stock Market, the NYSE American LLC or similar stock exchange. The Net Revenue Portion of the Option shall vest as follows:

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

The fair value of the Carmichael Option on the date of the grant was $4,370,109 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate of .26%, (ii) expected life of 1.5 years, (iii) dividend yield of 0%, and (iv) expected volatility of 320%. The Company analyzed the likelihood that the vesting qualifications would be met. As of December 31, 2021, 25,000,000 of options were vested as the targeted net revenues were reached and 3 quarters of Tranche 2 was also met and fully expensed through December 31, 2021. For the three months ended March 31, 2022 the Company revenues reached the target revenues for Tranche 2, and an additional 25,000,000 shares of the option vested. Stock option expense recognized during the three months ended March 31, 2022 for this option was $218,505.

On November 5, 2020, the Company entered into a Non-Qualified Stock Option agreement with Christopher Constable (the “Constable Option Agreement”) as part of his employment agreement. As part of the Constable Option Agreement, the Company granted Mr. Constable an option (the “Bonus Option”) to purchase up to an aggregate of 30,000,000 shares of the Company’s common stock at an exercise price of $0.0184 per share, of which the right to purchase 10,000,000 shares of common stock is subject to vesting upon the achievement of the net revenue milestones set forth below (the “Net Revenue Portion of the Option”) and the right to purchase 20,000,000 shares of common stock is subject to vesting upon official notice of the listing of the Company’s common stock on The Nasdaq Stock Market, the NYSE American LLC or similar stock exchange. The Net Revenue Portion of the Option shall vest as follows:

As part of the Constable Option Agreement, the Company also granted Mr. Constable an option (the “Bonus Option”) to purchase up to an aggregate of 30,000,000 shares of the Company’s common stock at an exercise price of $0.0184 per share, of which the right to purchase 10,000,000 shares of common stock is subject to vesting upon the achievement of the net revenue milestones set forth below (the “Net Revenue Portion of the Option”) and the right to purchase 20,000,000 shares of common stock is subject to vesting upon official notice of the listing of the Company’s common stock on The Nasdaq Stock Market, the NYSE American LLC or similar stock exchange. The Net Revenue Portion of the Option shall vest as follows:

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

The fair value of the Bonus Options on the date of the grant was $578,082 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate of .14%, (ii) expected life of 2.0 years, (iii) dividend yield of 0%, and (iv) expected volatility of 312.2%. The Company analyzed the likelihood that the vesting qualifications would be met, and as of March 31, 2022, through December 31, 2021 it was deemed that the Company met the qualifications for 4 quarters for the first tranche of options, and 3 quarters for Tranche 2 and expensed a total of $82,734. For the first quarter, 2022 the Company did not meet the qualifications to vest for an additional quarter, therefore, there was no stock option expense recognized for the three months ended March 31, 2022.

On June 14, 2021, the Company issued options to purchase up to an aggregate of 1,125,000 shares of common stock to various employees under the Plan. The options were issued pursuant to stock option grant agreements and are exercisable at $0.036 per share for a period of four years from the date of issuance, with 12.5% of the options vesting each fiscal quarter over a period of two years. The fair value of the options totaled $38,369 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate of .21%, (ii) expected life of 2 years, (iii) dividend yield of 0%, (iv) expected volatility of 304.77%. The stock options expense recognized for the three months ended March 31, 2022 was $4,142.

On August 1, 2021 as part of the Blake Carmichael Employment Agreement (as defined below), the Company granted Blake Carmichael a 5 year option to purchase 3,759,400 shares of the Company’s common stock at an exercise price of $0.0399, (the “BC Compensation Options”). The BC Compensation Options vest 33.3% upon the execution of the agreement, 33% at the first anniversary date and 33% upon the second anniversary date. The fair value of the options on the date of the grant was $149,076 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate of .25%, (ii) expected life of 2.5 years, (iii) dividend yield of 0%, and (iv) expected volatility of 346.36%. The Company expensed $49,692 as of December 31, 2021, and did not recognize any additional expense for the three months ended March 31, 2022.

As part of the Blake Carmichael Agreement, the Company granted Blake Carmichael a 5-year option to purchase up to 18,000,000 shares of common stock to vest annually on a contract year basis, based upon the achievement of certain revenue and EBITA financial metrics. The fair value of the BC Bonus Options was $713,777 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate of 0.25%, (ii) expected life of 2.5 years, (iii) dividend yield of 0%, (iv) expected volatility of 346.36%, and (v) exercise price of 0.0399 per share. The Company analyzed the likelihood that the vesting qualifications would be met, and as of March 31, 2022, through December 31, 2021 it was deemed that it was likely that 500,000 shares would be issued at the end of contract year 1, and this was fully expensed as of December 31, 2021. For the three months ended March 31, 2022 there were no material changes to vesting qualifications and no stock option expense was recognized.

During the third quarter of 2021 the Company issued options to purchase up to an aggregate of 175,000 shares of common stock to two employees under the Plan. The options were issued pursuant to stock option grant agreements and are exercisable at a range of $.044 to $.049 per share for a periods ranging from three to four years from the date of issuance, with quarterly vesting periods over one to two years. The fair value of the options totaled $7,149 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate from .155% to .20%, (ii) expected life of 1.5 to 2 years, (iii) dividend yield of 0%, and (iv) expected volatility of 249.38% to 287.12%. The stock options expense recognized for the three months ended March 31, 2022 was $1,494.

On September 3, 2021, the Company issued options to purchase up to an aggregate of 300,000 shares of common stock to Christeen Buban, President of SSI, under the Plan. The options were issued pursuant to the Buban Employment Agreement and a stock option grant agreement and are exercisable at $0.053 per share for a period of five years from the date of issuance, with 12.5% of the options vesting each fiscal quarter over a period of two years. The fair value of the options totaled $15,814 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate of 0.315%, (ii) expected life of 2.5 years, (iii) dividend yield of 0%, and (iv) expected volatility of 339.21%. The stock options expense recognized for the three months ended March 31, 2022 was $1,977.

As part of the Buban Agreement, the Company is also obligated to enter into a Non-Qualified Stock option agreement (the “Buban Bonus Options”) that will grant Ms. Buban a 5-year option to purchase up to 7,110,000 shares which vest annually on a contract year basis, based upon the achievement of certain revenue and EBITA financial metrics. The fair value of the Buban Bonus Options was $374,786 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate of .3150%, (ii) expected life of 2.5 years, (iii) dividend yield of 0%, (iv) expected volatility of 339.21%, and (v) exercise price of $0.0531 per share. The measurement period for these options began on September 3, 2021. The company analyzed the likelihood that vesting qualifications would be met during the contract year and deemed that there was no option expense to be recognized for the three months ended March 31, 2022.

On September 3, 2021 the Company issued options to purchase up to an aggregate of 500,000 shares of common stock to various employees of SSI under the Plan. The options were issued pursuant to a stock option grant agreement and is exercisable at $0.0531 per share for a period of four years from the date of issuance, with 12.5% of the options vesting each fiscal quarter over a period of two years. The fair value of the options totaled $25,201 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate of 0.21%, (ii) expected life of 2 years, (iii) dividend yield of 0%, (iv) expected volatility of 276.1%. The stock options expense recognized for the three months ended March 31, 2022 was $3,150.

During the fourth quarter of 2021 the Company issued options to purchase up to an aggregate of 100,000 shares of common stock to two employees under the Plan. The options were issued pursuant to stock option grant agreements and are exercisable at a range of $.040 to $.0419 per share for a period of four years of from the date of issuance, with quarterly vesting periods over two years. The fair value of the options totaled $3,863 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate of .204% (ii) expected life of 2 years, (iii) dividend yield of 0%, (iv) expected volatility of 249.38% to 287.12%. The stock options expense recognized for the three months ended March 31, 2022 was $483.

On November 5, 2021 the Company entered into a non-qualified stock option agreement with Christopher Constable (the “Constable Option Agreement”) as part of his employment agreement. Under the terms of the option agreement, the Company granted Mr. Constable a 5 year option to purchase 2,403,846 shares of the Company’s common stock at an exercise price of $0.041 (the “Compensation Options”). The Compensation Options were immediately vested. The fair value of the options on the date of the grant was $98,976 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate of .53%, (ii) expected life of 2.5 years, (iii) dividend yield of 0%, and (iv) expected volatility of 269.12%. This stock option was fully expensed as of December 31, 2021.

On January 21, 2022 the Company issued options to purchase up to an aggregate of 75,000 shares of common stock to an employee under the Plan. The options were issued pursuant to stock option grant agreements and are exercisable at $0.032 per share for a period of four years from the date of issuance, with quarterly vesting periods over two years. The fair value of the options totaled $2,259 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate of 1.016% (ii) expected life of 2 years, (iii) dividend yield of 0%, and (iv) expected volatility of 266.8%. The stock options expense recognized for the three months ended March 31, 2022 was $283.

A summary of the Company’s outstanding stock options as of December 31, 2021, and changes during the three months ended March 31, 2022 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2021	233,128,266	$0.0362	2.23	$795,201
Granted	75,000	0.0320
Forfeited
Exercised	-	-
Outstanding – March 31, 2022 (unaudited)	233,203,266	$0.0362	1.98
Exercisable – March 31, 2022 (unaudited)	101,333,874	$0.0326	1.81	$1,063,526

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

On February 2, 2022, the Company issued Charles Hyatt, a director, 10,000,000 shares from the exercise of a warrant at $0.025 per share in consideration of $250,000.

On February 2, 2022, the Company issued Grace Hyatt, the adult child of Charles Hyatt, a director, 600,000 shares from the exercise of a warrant at $0.025 per share in consideration of $15,000.

A summary of the Company’s warrants as of December 31, 2021 and changes during the three months ended March 31, 2022 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2021	14,600,000	$0.025	1.67	$153,300
Granted
Exercised	(10,600,000)	$0.025
Forfeited or Expired	-
Outstanding – March 31, 2022	4,000,000	$0.025	1.44
Exercisable – March 31, 2022	4,000,000	$0.025	1.44	$64,400

Note 9. Commitments and contingencies

On August 14, 2014, the Company entered into a thirty-seven-month term lease for its facilities in Pompano Beach, Florida, commencing on September 1, 2014. Terms included payment of a $5,367 security deposit; base rent of approximately $4,000 per month over the term of the lease plus sales tax; and payment of 10.76% of annual operating expenses (common areas maintenance), which was approximately $2,000 per month subject to periodic adjustment. On December 1, 2016, we entered into an amendment to the initial lease agreement, commencing on October 1, 2017, extending the term of the lease for an additional eighty-four months, expiring September 30, 2024. The base rent was increased to $4,626 per month with a 3% annual escalation throughout the amended term.

On January 4, 2018, the Company entered into a sixty-one month lease renewal for its facility in Huntington Beach, California commencing on February 1, 2018. Terms included base rent of approximately $9,300 per month for the first 12 months with an annual escalation clause of 2.5%. The Company paid a security deposit of $8,450 upon entering into the lease.

On November 11, 2018, the Company entered a new lease agreement for approximately 8,025 square feet adjoining its existing facility in Pompano Beach, Florida. Terms of the new lease include a sixty-nine month term commencing on January 1, 2019; a $6,527 security deposit; initial base rent of approximately $4,848 per month escalating at 3% per year during the term of the lease plus Florida state sales tax and 10.11% of the buildings annual operating expenses (common area maintenance) which is approximately $1,679 per month, subject to adjustment as provided in the lease.

On June 30, 2020, the Company entered into Amendment No. 2 to the Patent License Agreement with Setaysha Technical Solutions, LLC (“STS”). The amendment set certain limits and expectations of the assistance from STS related to designing and commercializing certain diving products, and revised the royalty payments due to STS as consideration for uncompensated services. The Company is obligated to pay STS a minimum yearly royalty of $60,000, or $15,000 per fiscal quarter, beginning in December 2019 and increasing by 2.15% per year. The minimum royalty was temporarily increased to $60,000 for fiscal years 2022, 2023 and 2024, with a fourth quarter true up against earned royalties. In addition, if the Company terminates the Agreement with STS prior to December 31, 2023, the Company is obligated to pay STS $180,000, less cumulative royalties paid in excess of $200,174 for the years 2019 through 2024. In accordance with the amendment the Company will pay additional minimum royalties of $60,000 per year or $15,000 per quarter for the years 2022 through 2024. Royalty recorded in relation to this agreement totaled $43,608 and $13,704 for the three months ended March 31, 2022 and 2021, respectively.

On June 9, 2020, the Company entered into a one-year advertising and marketing agreement with Figment Design for $8,840 per month which agreement terminated on July 31, 2021.

On November 5, 2020, the Company and Christopher Constable entered into a three year employment agreement (the “Constable Employment Agreement”) pursuant to which the Mr. Constable serves as Chief Executive Officer of the Company. Previously, Mr. Constable had provided advisory services to the Company through the agreement with Brandywine LLC. In consideration for his services, Mr. Constable shall receive (i) an annual base salary of $200,000, payable in accordance with the customary payroll practices of the Company, and (ii) issuable upon execution of the Employment Agreement and on each anniversary of the date of the agreement during the term, a non-qualified immediately exercisable five-year stock option to purchase that number of shares equal to $100,000 of the value of the Company’s common stock at an exercise price equal to the market price of the Company’s common stock on the date of issuance. Accordingly, on November 5, 2020, Mr. Constable was issued an option to purchase 5,434,783 shares of the Company’s common stock at an exercise price of $0.0184 per share and on November 5, 2021, he was issued an option to purchase 2,403,846 shares of the Company’s common stock at an exercise price of $0.0401 per share, pursuant to an option award agreement.

In addition, Mr. Constable shall be entitled to receive four-year stock options to purchase shares of common stock at an exercise price equal to $0.0184 per share in the amounts listed below based upon the following performance milestones during the term of the Constable Employment Agreement: (i) 2,000,000 shares – if the Company’s total net revenues, as reported in its statement of operations in its financial statements in its filings with the SEC, including as a result of a stock or asset acquisition of a third party (“Net Revenues”) are in excess of $5,000,000, in the aggregate, for four consecutive fiscal quarters; (ii) 3,000,000 shares – if the Company’s Net Revenues are in excess of $7,500,000, in the aggregate, for four consecutive fiscal quarters; (iii) 5,000,000 shares – if the Company’s Net Revenues are in excess of $10,000,000, in the aggregate, for four consecutive fiscal quarters; and (iv) 20,000,000 shares – if the Company’s common stock is listed on the on NASDAQ or New York Stock Exchange.

On March 1, 2021, the Company entered into an investor relations consulting agreement with BGM Equity Partners, LLC. The term of the agreement is twelve months. As compensation, the Company issued 3,000,000 shares of its common stock valued at $120,000 to BGM Equity Partners. This agreement was not renewed at March 1, 2022.

On August 1, 2021, the Company and Blake Carmichael entered into a three year employment agreement (the “Blake Carmichael Employment Agreement”) pursuant to which Mr. Carmichael shall serve as Chief Executive Officer of BLU3. In consideration for his services, Blake Carmichael shall receive (i) an annual base salary of $120,000, payable in accordance with the customary payroll practices of the Company, and (ii) a cash bonus equal to 5% of the net income of BLU3 payable quarterly, beginning with the first full calendar quarter after the execution of the agreement. (iii) issuable upon execution of the Employment Agreement, a non-qualified five-year stock option to purchase 3,759,400 shares at $0.0399, 33.3% of which stock vests immediately, 33.3% vests on the second anniversary, and 33.3% on the third anniversary of the agreement.

In addition, Blake Carmichael shall be entitled to receive a five-year stock option to purchase up to 18,000,000 shares of common stock at an exercise price equal to $0.0399 per share that will vest upon defined financial metrics that are measured on a contract year basis. The metrics defined in the agreement escalate the shares available to vest based upon a revenue measurement, expediency measurement and an EBITDA measurement.

On August 6, 2021 the Company entered into a six-month, non-exclusive mergers and acquisitions services agreement with Newbridge Securities Corporation. The merger agreement shall pay seven percent commission for the first two million dollars paid in aggregate purchase price consideration and six percent on the aggregate purchase price consideration above two million dollars for any merger or acquisition target sourced by Newbridge. The fee shall be paid in the common stock of the Company. The equity received is subject to a holding period of six months from the closing date of the transaction. This agreement was not renewed.

On September 3, 2021, SSI and Christeen Buban entered into a three-year employment agreement (the “Buban Employment Agreement”) pursuant to which Mrs. Buban shall serve as the President of SSI. In consideration for her services, Mrs. Buban shall receive (i) an annual base salary of $110,000, payable in accordance with the customary payroll practices of the Company, (ii) a car allowance and cell phone allowance totaling $10,800 per year, (iii) a five-year stock option issued under the Plan to purchase 300,000 shares of common stock of the Company at $0.0531 per share. The option vests quarterly over the next eight calendar quarters.

In addition, Mrs. Buban shall be entitled to receive a five-year stock option to purchase up to 7,110,000 shares of common stock of the Company at an exercise price of $0.0531 per share that will vest upon the attainment of certain defined annual financial metrics, as set forth in the Buban Employment Agreement,

On January 17, 2022 the Company entered into an agreement with The Crone Law Group, PC (“CLG”) for the provision of legal services. In consideration therefor, the Company will pay CLG a monthly flat fee of $3,000 per month for the SEC reporting work, and its normal hourly rate for any other legal work and issued 1,000,000 shares of common stock with a fair market value of $27,500 to CLG.

Legal

The Company was a defendant in that certain lawsuit styled Basil Vann, as Personal Representative of the Estate of Jeffrey William Morris v. Brownie’s Marine Group, Inc., filed on May 6, 2019 in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The complaint, which relates to consulting services provided to the Company by the deceased between 2005 and 2017, alleges breach of contract and quantum meruit and is seeking $15,870.97 in unpaid consulting fees together with interest. In April 2020, the Company filed a Motion to Dismiss, and at a hearing held in May 2021, the Court struck certain allegations contained in the complaint, the parties agreed that the quantum meruit allegation is deemed to be an alternative to the breach of contract allegation, but permitted certain other allegations to stand. The parties entered mediation pursuant to the Court’s order. This action was settled for $10,000 on July 12, 2021. The Company pays monthly installments of $1,000 and is current in its payments. As of March 31, 2022 the balance remaining is $1,000.

Note 10. Segment Reporting

The Company has four operating segments as described below:

1.	SSA Products, which sells recreational multi-diver surface supplied air diving systems.

2.	High Pressure Gas Systems, which sells high pressure air and industrial gas compressor packages.

3.	Ultra Portable Tankless Dive Systems, which sells next generation electric surface supply air diving systems and electric shallow dive system that are battery operated and completely portable to the user.

4.	Redundant Air Tank Systems, which manufactures and distributes a line of high pressure tanks and redundant air systems for the military and recreational diving industries.

Three Months Ended

March 31

(unaudited)

	Legacy SSA Products		High Pressure Gas Systems		Ultra Portable Tankless Dive Systems		Redundant Air Tank Systems		Total Company
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Net Revenues	$581,109	$466,043	$276,817	$150,128	$794,587	$334,598	$322,456	$-	$1,974,969	$950,769
Cost of Revenue	(461,958)	(369,826)	(160,791)	(81,178)	(416,958)	(188,793)	(259,502)	-	(1,299,209)	(639,797)
Gross Profit	119,151	96,217	116,026	68,950	377,629	145,805	62,952	-	675,760	310,972
Depreciation	4,370	3,812	-	-	4,478	2,418	25,011	-	33,859	6,230
Income (loss) from operations	$(369,590)	$(444,151)	$40,459	$9,366	$16,762	$(12,385)	$(121,530)	$-	(433,899)	$(447,170)
									-
Total Assets	$1,427,324	$1,503,762	$460,496	$265,604	$1,037,192	$511,621	$1,995,439	$-	$4,920,451	$2,280,987

Note 11. Subsequent Events

On May 2, 2022, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Gold Coast Scuba, LLC, a Florida limited liability company (“Gold Coast Scuba”), Steven M. Gagas and William Frenier, the sole members of Gold Coast Scuba (together, the “LLC Members”) and Live Blue, Inc., a Florida corporation and wholly-owned subsidiary of the Company (“Live Blue”). Pursuant to the terms of the Asset Purchase Agreement, Live Blue acquired substantially all of Gold Coast Scuba’s assets and assumed certain non-material liabilities of the business associated with these assets, for $150,000 which was paid by (i) the issuance to of an aggregate of 3,084,831 shares of the Company’s common stock to the LLC Members, at a price of $0.0389 per share (the “Consideration Shares”); and (ii) cash of $30,000 (the “Gold Coast Scuba Acquisition”).

The Consideration Shares are subject to a leak-out restriction which provides that (i) up to 25% of such Consideration Shares may be sold after November 2, 2022; (ii) an additional 25% may be sold after February 2, 2023; and (iii) the balance may be sold after May 2, 2023. The Company may waive these restrictions if the Company’s common stock is trading on either the NYSE American or Nasdaq and has a rolling thirty-day average trading volume of $50,000 in trading volume per day. If the Company waives the leak-out restriction, only Consideration Shares of up to 5% of the previous days total volume may be sold in one day, and the may only be sold through executing trades “on the offer.”

In connection with the acquisition, the LLC Members entered into five-year confidentiality, non-competition and non-solicitation agreements with the Company and Live Blue which contain standard provisions, including that the LLC Members not engage in any business that supplies the same product or services as Gold Coast Scuba within certain areas of the United States or that competes with Gold Coast Scuba’s business in any market in which it operates as of the closing.

Gold Coast Scuba is in the business of providing recreational scuba diving equipment rental, training and education programs, as well as dive travel, guided snorkeling tours, and dive club activities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by applicable law.

The management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Overview

The Company owns and operates a portfolio of companies with a concentration in the industrial and recreational diving industry. The Company, through its subsidiaries, designs, tests, manufactures, and distributes recreational hookah diving, yacht-based scuba air compressors and nitrox generation systems and scuba and water safety products in the United States and internationally.

The Company has four subsidiaries focused on various sub-sectors:

●	Brownie’s Third Lung - Surface Supplied Air (“SSA”)
●	BLU3, Inc. - Ultra-Portable Tankless Dive Systems
●	LW Americas - High Pressure Gas Systems
●	Submersible Systems, Inc. - Redundant Air Tank Systems

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

Recent Developments

On May 2, 2022, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Gold Coast Scuba, LLC, a Florida limited liability company (“Gold Coast Scuba”), Steven M. Gagas and William Frenier, the sole members of Gold Coast Scuba (together, the “LLC Members”) and Live Blue, Inc., a Florida corporation and wholly-owned subsidiary of the Company (“Live Blue”). Pursuant to the terms of the Asset Purchase Agreement, Live Blue acquired substantially all of Gold Coast Scuba’s assets and assumed certain non-material liabilities of the business associated with these assets, for $150,000 which was paid by (i) the issuance to of an aggregate of 3,084,831 shares of the Company’s common stock to the LLC Members, at a price of $0.0389 per share (the “Consideration Shares”); and (ii) cash of $30,000 (the “Gold Coast Scuba Acquisition”).

The Consideration Shares are subject to a leak-out restriction which provides that (i) up to 25% of such Consideration Shares may be sold after November 2, 2022; (ii) an additional 25% may be sold after February 2, 2023; and (iii) the balance may be sold after May 2, 2023. The Company may waive these restrictions if the Company’s common stock is trading on either the NYSE American or Nasdaq and has a rolling thirty-day average trading volume of $50,000 in trading volume per day. If the Company waives the leak-out restriction, only Consideration Shares of up to 5% of the previous days total volume may be sold in one day, and the may only be sold through executing trades “on the offer.”

In connection with the acquisition, the LLC Members entered into five-year confidentiality, non-competition and non-solicitation agreements with the Company and Live Blue which contain standard provisions, including that the LLC Members not engage in any business that supplies the same product or services as Gold Coast Scuba within certain areas of the United States or that competes with Gold Coast Scuba’s business in any market in which it operates as of the closing.

Gold Coast Scuba is in the business of providing recreational scuba diving equipment rental, training and education programs, as well as dive travel, guided snorkeling tours, and dive club activities.

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

Results of Operations

Net Revenues, Costs of Net Revenues and Gross Profit

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Net revenues increased 107.7% for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 as a result of a 137.5% increase in revenue for BLU3, Inc. from the continued expansion of its customer base as well as the addition of NOMAD to its product line, an increase in LWA of 84.4% as its business from the expansion of its customer base and the addition of SSI revenue which did not exist in 2021. For the three months ended March 31, 2022, cost of net revenues was 65.8% as compared with the cost of revenues of 67.3% for the three months ended March 31, 2021. Included in our cost of net revenues are royalty expenses we pay to Robert Carmichael which increased 10.3% for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Gross profit margin was 34.2% for the three months ended March 31, 2022 as compared to gross profit margin of 32.7% for the three months ended March 31, 2021. The slight improvement in gross margin, of 4.6% as it relates to revenue is a result of the production of more finished products, reducing direct labor per unit primarily in LWA and BLU3. This improvement is offset by increases in royalties expense resulting from the increased revenue of the BLU3 product line.

The following tables provides net revenues, total costs of net revenues, and gross profit margins for our segments for the periods presented.

Net Revenues

	Three Months Ended March 31,		% of
	2022	2021	Change
	(unaudited)
SSA Products	$581,109	466,043	24.7%
High Pressure Gas Systems	276,817	150,128	84.4%
Ultra-Portable Tankless Dive Systems	794,587	334,598	137.5%
Redundant Air Tank Systems	322,456	-	100.0%
Total net revenues	$1,974,969	950,769	107.7%

Cost of revenues as a percentage of net revenues

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Legacy SSA Products	79.5%	79.4%
High Pressure Gas Systems	58.1%	54.1%
Ultra-Portable Tankless Dive Systems	52.5%	56.4%
Redundant Air Tank Systems	80.3%	-

Gross profit margins

	Three Months Ended March 31,
	2022	2021
	(unaudited)
SSA Products	20.5%	20.6%
High Pressure Gas Systems	41.9%	45.9%
Ultra-Portable Tankless Dive Systems	47.5%	43.6%
Redundant Air Tank Systems	19.5%	-

SSA Products segment

Net revenues in this segment for the three months ended March 31, 2022 increased 24.7% as compared to the three months ended March 31, 2021. The increase can be attributed to an increase in dealer revenue as the Company offered discounts to both dealers and their consumers in the three months ended March 31, 2022 to pre-stock for the season. Direct to consumer sales declined slightly as increased fuel prices we believe prohibited many families from utilizing their boats, and focusing on other family activities. Sales through affiliates increased for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 as we have added additional affiliates through our social media market campaigns.

Our costs of revenues as a percentage of net revenues in this segment remained relatively flat increasing slightly from 79.4% to 79.5% for the three months ended March 31, 2022 from the three months ended March 31, 2021. The increased cost of revenue, and in turn reduction in product margin, can be attributed to increase proportion of dealer sales as compared to the three months ended March 31, 2021, as well as the discounts offered to dealers to pre-stock for the season.

A breakdown of the revenue channels for this segment are below. Direct to Consumer represents items sold via our website, trade shows and walk-ins to our factory store. Dealer revenue represents sales to customers with which we have dealer agreements that typically operate with the lowers margin. Affiliates are resellers of our products that are not in a formal dealer arrangement.

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin
	Three Months ended March 31, 2022	Three Months ended March 31, 2021	% change	Three Months ended March 31, 2022	Three Months ended March 31, 2021	Three Months ended March 31, 2022	Three Months Ended March 31, 2021
Dealers	$357,853	$253,539	41.1%	85.2%	81.5%	14.8%	18.5%
Direct to Consumer (website included)	202,635	210,672	-3.8%	70.5%	76.7%	29.5%	23.3%
Affiliates	20,621	1,832	1025.6%	73.3%	78.9%	26.7%	21.9%
Total	$581,109	$466,043	24.7%	79.5%	79.4%	20.5%	20.6%

High Pressure Gas Systems segment

Sales of high-pressure breathing air compressors increased 84.4% in the three months ended March 31, 2022 compared with the three months ended March 31, 2021 as LWA was able to continue to supply its customers with their needs despite industry supply chain issues. The reseller segment increased by 33.6% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 with increased orders through distribution customers in the US, South America, and the Caribbean. The Original Equipment Manufacturer segment continued to show growth with an increase of 2,914% for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This was due to several orders shipped internationally to boat manufactures. The direct to consumer segment, which includes yacht owners and direct to dive stores, increased 28.2% in the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Our costs of revenues as a percentage of net revenues in this segment showed a slight increase to 58.1% for the three months ended March 31, 2022 as compared to 54.1% for the three months ended March 31, 2021. This can be attributed to increase cost of transportation from suppliers and to customers during the three months ended March 31, 2022.

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin
	Three months ended March 31, 2022	Three months ended March 31, 2021	% change	Three months ended March 31, 2022	Three months ended March 31, 2021	Three months ended March 31, 2022	Three months ended March 31, 2021
Resellers	$129,773	$97,146	33.6%	54.4%	57.3%	45.6%	42.7%
Direct to Consumers	64,429	50,241	28.2%	55.9%	34.0%	44.1%	66.0%
Original Equipment Manufacturers	82,615	2,741	2914.0%	65.5%	49.0%	34.5%	51.0%
Total	$276,817	$150,128	84.4%	58.1%	54.1%	41.9%	45.9%

Ultra Portable Tankless Dive Systems

Net revenue for the three months ended March 31, 2022 in the Ultra Portable Tankless Dive System segment showed significant growth of 137.5% as compared to the three months ended March 31, 2021, The consumer and dealer segments growth can be attributed to the addition of the Nomad product line into those sales channels during the three months ended March 31, 2022. The growth of 146.7% in the Amazon channel is growth of the Nemo dive system, as the Nomad was not made available to that channel in the first quarter of 2022.

Our aggregate cost of revenue from this segment as a percentage of net revenues for the three months ended March 31, 2022 showed significant improvement over the three months ended March 31, 2021 primarily due to the impact of the cost and production efficiencies of the Nomad dive system and the resulting increase in margin as a percentage of revenue for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin
	Three months ended March 31, 2022	Three months ended March 31, 2021	% change	Three months ended March 31, 2022	Three months ended March 31, 2021	Three months ended March 31, 2022	Three months ended March 31, 2021
Direct to Consumer	$319,005	$152,199	109.6%	46.3%	43.0%	53.7%	57.0%
Amazon	174,676	70,798	146.7%	56.9%	45.7%	43.1%	54.3%
Dealers	300,906	111,601	169.6%	56.4%	50.8%	43.6%	49.2%
Total	$794,587	$334,598	137.5%	52.5%	45.9%	47.8%	54.1%

Redundant Air Tank Systems

Net revenue for the three months ended March 31, 2022 in the Redundant Air Tank Systems System segment was $322,456. The margins for repairs were the lowest margin for the three months ended March 31, 2022 at (156.4)%. SSI must price the goods in order for the dealer to also generate profit on the product. SSI has a worldwide customer base that includes (1) commercial accounts with aircraft requiring redundant air systems for their pilots and passengers, such as helicopters flying to oil rigs located in bodies of water (2) government accounts that are typically domestic and international military customers with egress systems (3) dealers accounts that are resellers including, international distributors to the military, commercial account or dive shops, and domestic and international dive shops that carry their spare air product. (4) direct to consumer sales represent online sales and sales via trade shows direct to consumer and (5) repairs represent Company provided repairs and warranty repairs to all segments.

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin
	Three months ended March 31, 2022	Three months ended March 31, 2021	% change	Three months ended March 31, 2022	Three months ended March 31, 2021	Three months ended March 31, 2022	Three months ended March 31, 2021
Commercial	$56,606	$-	100%	43.5%	-	56.5%	-
Dealers	212,119	-	100%	88.8%	-	11.2%	-
Government	14,001	-	100%	35.0%	-	64.1%	-
Repairs	7,811	-	100%	256.6%		-156.4%
Direct to Consumers	31,919	-	100%	67.3%	-	31.3%	-
Total	$322,456	$-	100%	80.5%	-	19.5%	-

Operating Expenses

Operating expenses, consist of selling, general and administrative (“SG&A”) expenses and research and development costs, and are reported on a consolidated basis for our operating segments. Operating expenses increased 48.8% for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Selling, General & Administrative Expenses (SG&A Expenses)

SG&A increased by 52.6% for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. SG&A Expenses were comprised of the following:

Expense Item	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	% change
Payroll, Selling & Administrative	$395,776	$255,411	55.0%
Stock Compensation Expense	230,034	218,505	5.3%
Professional Fees	126,412	72,646	74.0%
Advertising	156,444	68,583	128.1%
All Others	197,073	121,890	61.7%
Total SG&A	$1,105,739	$737,0325	50.0%

Payroll increases for the three months ended March 31, 2022 can be attributed primarily to the addition of the payroll for SSI which accounts for 44.0% of the increase the remaining 11.0% can be attributed to increases in personnel at BLU3 to manage the increasing revenue and production.

Non-Cash Stock compensation expenses increased 8.4% for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 The increase can be attributed to options granted to employees under the Company’s Equity Incentive Plan, adopted in May 2021.

Professional fees, including legal and other professional fees which are typically paid with a combination of cash and common stock increased 74.0% in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase can be attributed to an increase in legal fees that increased 143.8%, of which, 98.8% of the increase was paid in common stock, Professional fees increased 228.7%, with the hiring of a dive retail consultant, and sales consultants. These increases were offset by a decrease of accounting fees of 73.1% as compared to the prior year.

The increase in advertising expense for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 is attributable to BLU3’s, focus on social media, Amazon, and trade show advertising.

Research & Development Expenses (R&D Expenses)

R&D expenses for the three months ended March 31, 2022 decreased 81.4% as compared to the three months ended March 31, 2021. The decrease can be primarily attributed to the completion of the R&D for BLU3’s NOMAD, as it moved into production in the third quarter of 2021.

Other Income/Expense

For the three months ended March 31, 2022 other expenses totaled approximately $10,200 of interest expense as compared to other income of approximately $6,200 during the three months ended March 31, 2021. Other income for the three months ended March 31, 2021 consists of a gain due to the settlement of debt of $10,000 less interest expense of approximately $3,800. The increase in interest expense can be attributed to the Navitas loan that was funded after March 31, 2021 and the interest on the debt related to the acquisition of SSI.

Liquidity and Capital Resources

We had cash of $609,869 as of March 31, 2022. The following table summarizes total current assets, total current liabilities and working capital at March 31, 2022 as compared to December 31, 2021.

	March 31,	December 31,	%
	2022	2021	change
	(unaudited)
Total current assets	$3,297,431	$2,966,432	11.2%
Total current liabilities	$1,594,614	$1,396,197	14.2%
Working capital	$1,702,8197	$1,570,235	8.4%

The increase in our current assets at March 31, 2022 from December 31, 2021 principally reflects increase from the assets of SSI as well as the increases in inventory purchases that are reflected by an increase in inventory and prepaid assets which includes prepayments of inventory. as the Company has experienced revenue growth, and has ramped up purchasing and production for the upcoming summer season. The increase in our total current liabilities principally reflect the additional of the SSI liabilities for the current year as well as a significant increase in customer deposits, particularly customer deposits with LWA.

Summary Cash Flows

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Net cash used by operating activities	$(290,337)	$(251,455)
Net cash used in investing activities	$(2,884)	$-
Net cash provided by financing activities	$254,352	$250,168

Net cash used in operating activities for the three months ended March 31, 2022 was due to the net loss of approximately $444,092 which is primarily attributable to non-cash stock compensation expenses of approximately $265,534. The non-cash stock compensation expense for the three months ended March 31, 2021 is attributable to stock options issued to our executive officers and various employees as well as shares of common stock issued to consultants and professionals for services. Net cash used in operating activities is also the result of increases in current assets, including, accounts receivable, inventory, net, and prepaid expenses that utilized approximately $376,500, offset by increases in current liabilities including accounts payable, other liabilities, and customer deposits, which totaled approximately $168,200.

Net cash used in investing activities for the three months ended March 31, 2022 relates solely to a small fixed asset purchased during the quarter.

Net cash provided by financing activities in the three months ended March 31, 2022 reflects proceeds from an exercise of warrants less the repayment of debt during the quarter.

Going Concern

Our unaudited consolidated financial statements included in this Quarterly Report were prepared assuming we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of issuance of these consolidated financial statements. The report of our independent registered public accounting firm on our audited consolidated financial statements for the year ended December 31, 2021 includes an explanatory paragraph stating the Company has net losses and an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.

We have a history of losses, and an accumulated deficit of $14,988,696 as of March 31, 2022. Despite a working capital surplus of $1,702,817 at March 31, 2022, the continued losses and cash used in operations raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to continue to increase revenues, control expenses, raise capital, and continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. We are continuing to engage in discussions with potential sources for additional capital, however, our ability to raise capital is somewhat limited based upon our revenue levels, net losses and limited market for our common stock. If we fail to raise additional funds when needed, or if we do not have sufficient cash flows from operations, we may be required to scale back or cease certain of our operations.

Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition, valuation of inventory, allowance for doubtful accounts, and equity-based transactions. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our unaudited consolidated financial statements contained in this Quarterly Report.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material effect on the Company’s operations, financial position or cash flows.

These recent accounting pronouncements are described in Note 2 to our unaudited consolidated financial statements contained in this Quarterly Report.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and is not required to provide this information.

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

Our management, including our Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of the design and operations of our disclosure controls and procedures (defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of March 31, 2022 and based upon the such evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to the material weaknesses set forth below.

●	Insufficient number and lack of qualified accounting department and administrative personnel and support;

●	Insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to GAAP and SEC disclosure requirements;

●	Insufficient segregation of duties, oversight of work performed and lack of controls in our finance and accounting functions due to limited personnel;

●	Company’s systems that impact financial information and disclosures have ineffective information technology controls;

●	Inadequate controls surrounding revenue recognition, to ensure that all material transactions and developments impacting the financial statements are reflected and properly recorded; and

●	Evaluation of disclosure controls and procedures was not sufficiently comprehensive due to limited personnel.

Subject to sufficient resources, management expects to remediate the material weaknesses identified above as follows:

●	Management has leveraged and will continue to leverage experienced consultants to assist with ongoing GAAP and SEC compliance requirements. We intend to expand our finance department through the hiring of a certified public accountant to strengthen the segregation of duties, internal controls and enhance our current staff.

●	Segregation of duties is being analyzed and adjusted Company-wide, where possible. The Company is in the process of hiring additional personnel in the accounting department, as well as the documentation of controls and procedures.

●	The Company plans on evaluating various accounting systems to enhance its system controls.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEEDINGS

There are no pending legal proceedings to which we are a party or in which any director, officer or affiliate of ours, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us.

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as set forth below, there were no sales of equity securities during the period covered by this Quarterly Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

On January 17, 2022, the Company issued a law firm 1,000,000 shares of common stock as compensation for legal services.

On January 31, 2022, the Company issued a consultant 121,212 shares of common stock for consulting services related to the dive industry.

On February 2, 2022, the Company issued 10,000,000 shares of common stock to Charles Hyatt upon the exercise of a warrant at $0.025 per share for proceeds of $250,000.

On February 2, 2022, the Company issued 600,000 shares of common stock to Grace Hyatt upon the exercise of a warrant at $0.025 per share for proceeds of $15,000.

On February 28, 2022, the Company issued a consultant, 85,106 shares of common stock for consulting services related to the dive industry.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101.INS	Inline XBRL INSTANCE DOCUMENT
101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 31, 2022	BROWNIE’S MARINE GROUP, INC.

	By:	/s/ Christopher H. Constable
Christopher H. Constable
Chief Executive Officer,
(Principal Executive Officer)

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Chief Financial Officer,
principal financial and accounting officer

