Form 10-Q
period 2022-06-30
Brownie's Marine Group, Inc
filed 2022-08-22
CIK 1166708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 19, 2022, there were 409,774,099 shares of common stock outstanding.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022 (unaudited)	December 31, 2021
ASSETS
Current Assets
Cash	$574,567	$643,143
Accounts receivable - net	276,812	123,270
Accounts receivable - related parties	75,122	77,301
Inventory, net	2,323,468	1,895,260
Prepaid expenses and other current assets	533,540	227,458
Total current assets	3,783,509	2,966,432
Property, equipment and leasehold improvements, net	292,038	270,065
Operating Lease Assets	372,992	454,475
Intangible Assets, Net	682,655	718,905
Goodwill	249,986	249,986
Other assets	17,831	14,098
Total assets	$5,399,011	$4,673,961
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$1,204,610	$744,383
Accounts payable - related parties	31,437	37,267
Customer deposits and unearned revenue	280,510	143,938
Other liabilities	222,373	187,924
Operating lease liabilities	214,061	232,283
Current maturities long term debt	38,209	50,402
Notes payable	-	-
Convertible debentures, net	-	-
Total current liabilities	1,991,200	1,396,197
Long term debt	73,775	87,956
Long term convertible debentures, net	341,098	339,254
Operating lease liabilities	159,322	222,899
Total liabilities	2,565,395	2,046,306
Commitments and contingent liabilities (see note
Stockholders’ equity
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding as of June 30, 2022 and December 31, 2021.	425	425
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; 409,774,099 shares issued and outstanding at June 30, 2022 and 393,850,475 shares issued and outstanding at December 31, 2021, respectively.	40,978	39,386
Common stock payable 138,941 shares and 138,941 shares, respectively as of June 30, 2022 and December 31, 2021.	14	14
Additional paid-in capital	18,118,191	17,132,434
Accumulated deficit	(15,317,359)	(14,544,604)
Accumulated other comprehensive loss	(8,633)	-
Total stockholders’ equity	2,833,616	2,627,655
Total liabilities and stockholders’ equity	$5,399,011	$4,673,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BROWNIES MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

THREE AND SIX MONTHS ENDED JUNE 30

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net revenues
Net revenues	$2,110,575	$1,359,745	$3,812,139	$2,106,098
Net revenues - related parties	290,663	353,173	564,068	557,589
Total net revenues	2,401,238	1,712,918	4,376,207	2,663,687
Cost of net revenues
Cost of net revenues	1,331,847	876,646	2,453,485	1,385,715
Cost of net revenues - related parties	138,025	169,699	259,199	275,130
Royalties expense - related parties	17,824	28,013	30,613	39,606
Royalties expense	50,708	41,251	94,316	54,955
Total cost of revenues	1,538,404	1,115,609	2,837,613	1,755,406
Gross profit	862,834	597,309	1,538,594	908,281
Operating expenses
Selling, general and administrative	1,177,601	823,607	2,283,340	1,560,642
Research and development costs	4,373	21,312	8,292	42,419
Total operating expenses	1,181,974	844,919	2,291,632	1,603,061
Income (Loss) from operations	(319,140)	(247,610)	(753,038)	(694,780)
Other (income) expense, net
Gain on settlement of debt	-	-	-	10,000.00
Gain on the forgiveness of PPP loan	-	159,600	-	159,600.00
Interest expense	(9,523)	(1,795)	(19,716)	(5,606)
Income (Loss) income before provision for income taxes	(328,663)	(89,805)	(772,754)	(530,786)
Provision for income taxes	-	-	-	-
Net Income (Loss)	(328,663)	(89,805)	(772,754)	(530,786)
Loss on foreign currency contract	(10,220)	-	(8,633)	-
Comprehensive loss	(338,883)	(89,805)	(781,387)	(530,786)
Basic income (loss)per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic weighted average common shares outstanding	406,439,244	337,489,134	399,061,998	314,941,270
Diluted income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted weighted average common shares outstanding	406,439,244	337,489,134	399,061,998	314,941,270

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BROWNIES MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

					Common Stock		Additional	Accumulated Other Comprehensive		Total
	Preferred Stock		Common Stock		Payable		Paid-in	Income	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
December 31, 2021	425,000	$425.00	393,850,475	$39,386	138,941	$14	$17,132,434	$-	$(14,544,604)	$2,627,655
Shares issued for the exercise of warrants	-	-	10,600,000	1,060	-	-	263,940	-	-	265,000
Shares issued for services	-	-	1,206,318	120	-	-	35,380	-	-	35,500
Stock Option Expense	-	-	-	-	-	-	230,034	-	-	230,034
Net Loss	-	-	-	-	-	-	-	-	(444,092)	(444,092)
Other Comprehensive Income	-	-	-	-	-	-	-	1,587	-	1,587
March 31, 2022 (unaudited)	425,000	425	405,656,793	40,566	138,941	14	17,661,788	$1,587	(14,988,696)	2,715,684
Stock Issued for Service	-	-	302,953	30	-	-	11,970	-	-	12,000
Stock Issued for Asset Purchase	-	-	3,084,831	308	-	-	119,692	-	-	120,000
Stock Issued for Accrued Interest on Convertible Notes	-	-	449,522	45	-	-	23,003	-	-	23,048
Stock Issued for Employee Bonus	-	-	280,000	28	-	-	11,032	-	-	11,060
Stock option expense	-	-	-	-	-	-	290,707	-	-	290,707
Net Income	-	-	-	-	-	-	-	-	(328,663)	(328,663)
Other Comprehensive Loss	-	-	-	-	-	-	-	(10,220)	-	(10,220)
June 30, 2022 (unaudited)	425,000	$425	409,774,099	$40,978	138,941	$14	$18,118,191	$(8,633)	$(15,317,359)	$2,833,616

					Common Stock		Additional			Total
	Preferred Stock		Common Stock		Payable		Paid-in		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital		Deficit	Equity
December 31, 2020	425,000	$425	306,185,206	$30,620	138,941	$14	$13,508,882	$-	$(12,956,137)	$583,804
Common stock issued for Cash	-	-	27,500,000	2,750	-	-	272,250	-	-	275,000
Common stock issued for service	-	-	3,116,279	312	-	-	124,688	-	-	125,000
Stock option expense	-	-	-	-	-	-	218,505	-	-	218,505
Common stock issued for conversion of convertible debentures and accrued interest	-	-	422,209	42	-	-	14,735	-	-	14,777
Net Loss	-	-	-	-	-	-	-	-	(440,981)	(440,981)
March 31, 2021 (unaudited)	425,000	425	337,223,694	33,724	138,941	14	14,139,060	-	(13,397,118)	776,105
Common stock issued for conversion of convertible debentures and accrued interest	-	-	6,055,358	606	-	-	59,948	-	-	60,554
Stock option expense	-	-	-	-	-	-	257,370	-	-	257,370
Net Loss	-	-	-	-	-	-	-	-	(89,805)	(89,805)
June 30, 2021 (unaudited)	425,000	$425	343,279,052	$34,330	138,941	$14	$14,456,378	$-	$(13,486,923)	$1,004,224

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(UNAUDITED)

	2022	2021
Cash flows provided by operating activities:
Net loss	$(772,754)	(530,786)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	66,802	13,396
Amortization of debt discount	1,844	-
Amortization of right-of-use asset	104,777	51,581
Shares issued for services	47,501	125,000
Reserve (recovery) for bad debt	-	28,554
Reserve for slow moving inventory	26,217	-
Stock Based Compensation - Options	520,739	475,875
Stock based compensation - stock grant	11,060	-
Shares issued for accrued interest in convertible notes	23,048	-
Gain on Settlement of Debt	-	(10,000)
Gain on forgiveness of PPP loan	-	(159,600)
Changes in operating assets and liabilities
Change in accounts receivable, net	(153,542)	(179,482)
Change in accounts receivable - related parties	2,179	(109,001)
Change in inventory	(345,004)	(120,940)
Change in prepaid expenses and other current assets	(306,081)	(250,909)
Change in other assets	(3,733)	3,000
Change in accounts payable and accrued liabilities	460,227	217,684
Change in customer deposits and unearned revenue	136,572	(7,787)
Change in long term lease liability	(105,093)	23,938
Change in other liabilities	15,815	(51,581)
Change in accounts payable - related parties	(5,831)	84,220
Net cash used in operating activities	(275,257)	(396,838)
Cash flows used in investing activities:
Cash used in asset acquisition	(30,000)	-
Purchase of fixed assets	(1,946)	(14,591)
Net cash used in investing activities	(31,946)	(14,591)
Proceeds from issuance of units	-	275,000
Proceeds from exercise of Warrants	265,000	-
Repayment on notes payable	-	(25,000)
Repayment of debt	(26,373)	(22,096)
Net cash provided by financing activities	238,627	227,904
Net change in cash	(68,576)	(183,525)
Cash, beginning balance	643,143	345,187
Cash, end of period	$583,765	161,662
Supplemental disclosures of cash flow information:
Cash Paid for Interest	$19,716	4,344
Cash Paid for Income Taxes	$-	-
Supplemental disclosure of non-cash financing activities:
Operating lease obtained for operating lease liability	$23,294	$-
Shares issued for asset acquisition	$120,000	-
Shares issued for payment of convertible note interest	$23,048	-
Fixed asset purchase down payment through the issuance of debt	$-	$37,098
Shares issued for the conversion of convertible debentures and accrued interest	$-	$75,331

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Company Overview

Brownie’s Marine Group, Inc. (the “Company”) designs, tests, manufactures and distributes recreational hookah diving, scuba and water safety products through its wholly owned subsidiary, Trebor Industries, Inc., a Florida corporation, incorporated in 1981 (“Trebor” or “BTL”), manufactures and sells high pressure air and industrial compressor packages, yacht based scuba air compressor and nitrox generation systems through its wholly owned subsidiary, Brownie’s High Pressure Compressor Services, Inc., a Florida corporation incorporated in 2017 (“BHP”) and doing business as LW Americas (“LWA”) and develops and markets portable battery powered surface supplied air dive systems through its wholly owned subsidiary BLU3, Inc., a Florida corporation (“BLU3”). On September 3, 2021, the Company, entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Submersible Acquisition, Inc., a Florida corporation incorporated in 2017, and wholly owned subsidiary of the Company (“Acquisition Sub”), Submersible Systems, Inc., a Florida corporation (“Submersible” or “SSI”), and Summit Holdings V, LLC, a Florida limited liability company (“Summit”) and Tierra Vista Group, LLC, a Florida limited liability company (“Tierra Vista” and, together with Summit, the “Sellers”), the owners of all of the capital stock of Submersible, pursuant to which Acquisition Sub merged with and into Submersible (the “Merger”), and Submersible, the surviving corporation, became a wholly owned subsidiary of the Company.

Submersible is a manufacturer of high pressure tanks and redundant air systems for the military and recreational diving industries, based in Huntington Beach, California and sells its products to governments, militaries, private companies and the dive industry throughout the world.

On February 13, 2022 the Company filed with the Florida Department of State, the articles of incorporation for a new wholly owned subsidiary, Live Blue, Inc. (“LBI”). LBI utilizes technology developed by BLU3 to provide new users and interested divers a guided tour experience. On May 2, 2022, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Gold Coast Scuba, LLC, a Florida limited liability company (“Gold Coast Scuba”), Steven M. Gagas and William Frenier, the sole members of Gold Coast Scuba (together, the “LLC Members”) and LBI. Pursuant to the terms of the Asset Purchase Agreement, LBI acquired substantially all of Gold Coast Scuba’s assets and assumed certain non-material liabilities of the business associated with these assets. In addition, LBI assumed the lease for the premises for Gold Coast Scuba as part of this asset acquisition.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per EIN. At June 30, 2022 and December 31, 2021, the Company had approximately $22,700 and $205,500, respectively in excess of the FDIC insured limit.

Foreign Currency Forward Contracts

We use foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies, manage exchange rate volatility in the translation of foreign earnings, and reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies.

The foreign currency forward hedging contracts outstanding as of June 30, 2022 have settlement dates within 6 months. The spot rate components of these foreign currency forward contracts are designated as cash flow hedges and any unrealized gains or losses are reported in other comprehensive income and reclassified to the Consolidated Statement of Income in the same periods during which the underlying hedged transactions affect earnings. If a hedging relationship is terminated with respect to a foreign currency forward contract, accumulated gains or losses associated with the contract remain in OCI until the hedged forecasted transaction occurs and are reclassified to operations in the same periods during which the underlying hedged transactions affect earnings.

Foreign currency forward contracts entered into to hedge cost of goods purchases were as follows as of June 30, 2022 and December 31, 2021:

	Notional Amount
Foreign Currency	June 30, 2022 (unaudited)	December 31, 2021
Euro	$181,615	-
Total	$181,615	$-

Accounts receivable

Accounts receivable consist of amounts due from the sale of all of our products to wholesale and retail customers. The allowance for doubtful accounts is estimated based on historical customer experience and industry knowledge. The allowances for doubtful accounts totaled $46,555 and $46,555 at June 30, 2022 and December 31, 2021, respectively.

Inventory

Inventory consists of the following:

	June 30, 2022 (unaudited)	December 31, 2021

In-Transit inventory	$204,562	$130,000
Raw materials	1,000,674	1,144,190
Work in process	84,243	99,858
Finished goods	985,387	521,212
Rental Equipment	48,602	-
Inventory, net	$2,323,468	$1,895,260

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

We categorize leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of June 30, 2022. Our leases generally have terms that range from three years for equipment and five to twenty years for property. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

When we have the option to extend the lease term, terminate the lease for the contractual expiration date, or purchase the leased asset, and it is reasonably certain that we will exercise the option, we consider these options in determining the classification and measurement of the lease. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

For the three and six months ended June 30, 2022 the lease expenses were approximately $64,500 and $128,700, respectively, and approximately $43,000 and $78,000 for the three and six months ended June 30, 2021, respectively. Cash paid for operating liabilities for the six months ended June 30, 2022 was approximately $128,400 and approximately $32,900 for the six months ended June 30, 2021.

Supplemental balance sheet information related to leases was as follows:

Operating Leases	June 30, 2022 (unaudited)
Right-of-use assets	$372,992

Current lease liabilities	$214,061
Non-current lease liabilities	159,322
Total lease liabilities	$373,383

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

Loss per common share

Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. At June 30, 2022 and June 30, 2021, 245,847,251 and 205,855,020, respectively, of potentially dilutive shares were not recognized as their inclusion would be anti-dilutive. These shares reflect shares potentially issuable under convertible notes, outstanding warrants, outstanding stock options and the conversion of preferred stock.

Recent accounting pronouncements

ASU 2016-13 Current Expected Credit Loss (ASC326)

In December 2021, the FASB issued and update to ASU No. 2016-13 the Current Expected Credit Losses (CECL) standard (ASC 326), which is designed to provide greater transparency and understanding of credit risk by incorporating estimated, forward-looking data when measuring lifetime Estimated Credit Losses (ECL) and requires enhanced financial statement disclosures. This guidance is effective January 1, 2023. The Company is evaluating the changes from this standard to determine the impact on its consolidated financial statements and related disclosures

ASU 2019-12 Income Taxes (Topic 740)

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

Note 3. Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. For the six months ended June 30, 2022, the Company incurred a net loss of $772,754 of which $520,739 is non-cash stock related compensation and shares issued for service. At June 30, 2022, the Company had an accumulated deficit of $15,317,359. Despite a working capital surplus of approximately $1,792,309 at June 30, 2022, the continued losses and cash used in operations raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, control expenses, raise capital, and to continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4. Related Party Transactions

The Company sells products to Brownies Southport Divers, Brownies Yacht Toys and Brownies Palm Beach Divers, companies owned by the brother of Robert Carmichael, the Company’s President and Chief Financial Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers with similar sales volumes. These entities accounted for 12.1% and 20.6% of the net revenues for the three months ended June 30, 2022 and June 30, 2021, respectively, and 12.9% and 20.9% for the six months ending June 30 2022 and 2021, respectively. Accounts receivable from these entities totaled $72,344 and $75,792, at June 30, 2022 and December 31, 2021, respectively.

The Company sells products to BGL and 940 A, entities wholly-owned by Robert Carmichael. Terms of sale are more favorable than those extended to the Company’s regular customers, but no more favorable than those extended to the Company’s strategic partners. Accounts receivable from these entities totaled $446 and $1,509 at June 30, 2022 and December 31, 2021, respectively.

The Company has an outstanding accounts receivable to Charles Hyatt for $2,332 as of June 30, 2022 and $0 at December 31, 2021. This amount was paid in full on August 19, 2022.

The Company had accounts payable to related parties of $31,437 and $37,267 at June 30, 2022 and December 31, 2021, respectively. The balance payable at June 30, 2022 is comprised of $18,405 due to Robert Carmichael, and $10,051.92, to 940, LLC and $2,980 to BGL. At December 31, 2021 this account was comprised of $5,000 due to Robert Carmichael, and $32,267 due to BGL.

The Company has exclusive license agreements with 940 A to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreements. The agreements provide that the Company pay 940 A 2.5% of gross revenues per quarter as a royalty. Total royalty expense for the three months ended June 30, 2022 and 2021 were $17,824 and $28,031, respectively. For the six months ending June 30, 2022 and 2021 royalty expense for this entity totaled $30,613 and $39,606, respectively. The accrued royalty for June 30, 2022 was approximately $11,800 and is included in other liabilities.

On February 2, 2022, the Company issued Charles Hyatt, a director, 10,000,000 shares from the exercise of a warrant at $0.025 per share in consideration of $250,000.

On February 2, 2022, the Company issued Grace Hyatt, the adult child of Charles Hyatt, a director, 600,000 shares from the exercise of a warrant at $0.025 per share in consideration of $15,000.

Note 5. Convertible Promissory Notes and Notes Payable

Convertible Promissory Notes

Convertible promissory notes consisted of the following at June 30, 2022:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Original Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Reg.
12/01/17	12/31/21	6%	50,000	(12,500)	-	-	-	-	(1)
12/05/17	12/31/21	6%	50,000	(12,500)		-	-	-	(2)
9/03/21	9/03/24	8%	346,500	(12,355)	346,500	(8,815)	337,685	-	(3)
9/03/21	9/03/24	8%	3,500	(125)	3,500	(87)	3,413	-	(4)
					$350,000	$(8,902)	$341,098	$-

(1)	On December 1, 2017, the Company issued a 6% secured convertible promissory note in the principal amount of $50,000, initially due December 1, 2018, subject to extension. The note is secured by the assets of the Company and is guaranteed by the Company’s wholly-owned subsidiaries, Trebor and BHP and the personal guarantee of Robert Carmichael.

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

Loan Payable

Marlin Note

On September 30, 2019 the Company, through its wholly owned subsidiary BLU3, executed an equipment finance agreement for the purchase of certain plastic molding equipment through Marlin Capital Solutions. The initial principal balance was $96,725 payable in 36 equal monthly installments of $3,144 (the “Marlin Note”). The equipment finance agreement contains customary events of default. The loan balance was $12,305 as of June 30, 2022.

Payment Amortization
2022 (6 months remaining)	12,305
Total Loan Payments	$12,305
Current portion of Loan payable	(12,305)
Non-Current Portion of Loan Payable	$-

Mercedes Benz Note

On August 21, 2020, the Company executed an installment sales contract with Mercedes Benz Coconut Creek for the purchase of a 2019 Mercedes Benz Sprinter delivery van. The installment agreement was for $55,841 with a zero interest rate payable over 60 months with a monthly payment of $931 and is personally guaranteed by Robert Carmichael. The first payment was due on October 5, 2020. The loan balance as of June 30, 2022 is $37,538.

Payment Amortization
2022 (6 months remaining)	$6,825
2023	$11,168
2024	$11,168
2025 and thereafter	$8,684
Total note payments	$37,538
Current portion of note payable	$(11,168)
Non-Current Portion of notes payable	$26,370

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

Payment Amortization
2022 (6 months remaining)	6,139
2023	15,342
2024	16,629
2025	18,204
2026	6,007
Total Note Payments	$62,141
Current portion of Note payable	(14,736)
Non-Current Portion of Note Payable	$47,405

Alliance Lease

On January 19, 2022, SSI entered into a capital lease with Alliance Funding Group (“lessor”) to secure a new piece of essential equipment for its operations. The lease has a 36 month term with a monthly payment of $3,522. At the end of the lease SSI has the option to purchase the equipment for $3,522 plus applicable taxes. The total purchase price of the equipment was $108,675. The vendor has determined that they are unable to supply the equipment, and the purchase order for this equipment was cancelled in May 2022. The lessor initially funded fifty percent of the purchase price or approximately $54,000 directly to the vendor which the vendor has committed to return once properly instructed by the lessor. This lease was cancelled effective June 29, 2022. For the six months ending June 30, 2022, the Company wrote off approximately $6,300 related to fees for cancellation of this financing.

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

As of June 30, 2022, the Company recorded an estimated fair value of the intangible assets and goodwill of $992,986 based on a preliminary purchase price allocation prepared by management. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the preliminary purchase price allocation period, we record adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined.

Asset acquisition Gold Coast Scuba, LLC

On May 2, 2022, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Gold Coast Scuba, LLC, a Florida limited liability company (“Gold Coast Scuba”), Steven M. Gagas and William Frenier, the sole members of Gold Coast Scuba (together, the “LLC Members”) and Live Blue, Inc. Pursuant to the terms of the Asset Purchase Agreement, Live Blue acquired substantially all of Gold Coast Scuba’s assets and assumed certain non-material liabilities of the business associated with these assets. In addition, LBI assumed the lease for the premises for Gold Coast Scuba as part of this asset acquisition.

In consideration for the assets purchased, the Company paid $150,000 to the LLC Members. The purchase price was paid by (a) issuance to the LLC Members of an aggregate of 3,084,831 shares of the Company’s common stock (the “Consideration Shares”) with a fair market value of $120,000; and (b) a cash payment of $30,000.

The Consideration Shares are subject to leak out agreements whereby the shareholders are unable to sell or transfer shares based upon the following:

Holding Period from Closing Date	Percentage of shares eligible to be sold or transferred
6 months	Up to 25.0%
9 months	Up to 50.0%
12 months	Up to 100.0%

The leak-out restriction may be waived by the Company, upon written request by a Seller, if the Company’s common stock is trading on the NYSE American or Nasdaq, and has a rolling 30-day average trading volume of 50,000 shares per day; provided, however, that (i) only up to 5% of the previous days total volume can be sold in one day and (ii) only through executing trades “On the Offer.”

The transaction costs associated with the acquisition were $10,000 in legal fees paid in cash.

Fair Value of Consideration Transferred and Recording of Assets Acquired

The following table summarizes the asset acquisition date fair value of the consideration paid, identifiable assets acquired, including an amount for overpayment and transaction fees:

	Book Value	Overpayment Allocation	Transaction Cost Allocation	Fair Value
Rental Inventory	$23,408	$22,156	$3,038	$48,602
Fixed Assets	24,360	23,058	3,161	50,579
Retail Inventory	29,292	27,726	3,801	60,819
Total Cost	$77,060	$72,940	$10,000	$160,000

Pro Forma Information

The following unaudited pro forma information assumes all business combinations occurred on January 1, 2021. For all of the business acquisitions depreciation and amortization have been included in the calculation of the below pro forma information based upon the actual acquisition costs.

	Three months ended June 30, 2021	Six months ended June 30, 2021
Revenue	$2,423,956	$3,730,805
Net Loss	$(340,186)	$(842,500)
Basic and Diluted Loss per Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	367,879,407	345,331,543

The information included in the pro forma amounts is derived from historical information obtained from the sellers of the businesses. The pro forma amounts above for basic and diluted weighted average shares outstanding have been adjusted to include the stock issued in connection with the acquisition of SSI and the assets of LBI.

Pro Forma Information

The following unaudited pro forma information assumes all business acquisitions occurred on January 1, 2022. For all of the business acquisitions depreciation and amortization have been included in the calculation of the below pro forma information based upon the actual acquisition costs.

The information included in the pro forma amounts is derived from historical information obtained from the sellers of the businesses. The pro forma amounts for basic and diluted weighted average shares outstanding have been adjusted to include the stock issued in connection with the acquisition of Gold Coast Scuba.

	Three months ended June 30, 2022	Six months ended June 30, 2022
Revenue	$2,423,956	$4,452,986
Net Loss	$(326,829)	$(829,143)
Basic and Diluted Loss per Share	$(0.00)	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	409,524,075	402,146,829

Note 7. Goodwill and Intangible Assets, Net

The following table sets for the changes in the carrying amount of the Company’ Goodwill for the quarter ended June 30, 2022.

2022
Balance, January 1	$249,986
Addition:	-
Balance, June 30	$249,986

The following table sets for the components of the Company’s intangible assets at June 30, 2022:

	Amortization Period (Years)	Cost	Accumulated Amortization	Net Book Value

Intangible Assets Subject to amortization
Trademarks	15	$121,000	$(6,678)	$114,322
Customer Relationships	10	600,000	(50,000)	550,000
Non-Compete Agreements	5	22,000	(3,667)	18,333
Total		$743,000	$(60,354)	$682,655

The aggregate amortization remaining on the intangible assets as of June 30, 2022 is a follows:

Intangible Amortization
2022 (6 months remaining)	$36,225
2023	72,467
2024	72,467
2025	72,467
2026	71,367
Thereafter	357,662
Total	$682,655

Note 8. Shareholders’ Equity

Common Stock

On January 17, 2022, the Company issued a law firm 1,000,000 shares of common stock with a fair value of $27,500 as part of the agreed upon compensation for a representation agreement.

On January 31, 2022, the Company issued a consultant 121,212 shares of common stock with a fair value of $4,000 for consulting services related to the dive industry.

On February 2, 2022, the Company issued Charles Hyatt, a director, 10,000,000 shares from the exercise of a warrant at $0.025 per share in consideration of $250,000.

On February 2, 2022, the Company issued Grace Hyatt, the adult child of Charles Hyatt, a director, 600,000 shares from the exercise of a warrant at $0.025 per share in consideration of $15,000.

On February 28, 2022, the Company issued a consultant, 85,106 shares of common stock with a fair value of $4,000 for consulting services related to the dive industry.

On May 3, 2022, the Company issued 3,084,831 shares of common stock pursuant to the asset purchase agreement with Gold Coast Scuba, LLC with a fair value of $120,000.

On May 31, 2022, the Company issued a consultant, 302,953 shares of common stock with a fair value of $12,000 for consulting services related to the dive industry.

As of June 30, 2022, the Company issued 449,522 shares of common stock to the holders of convertible notes for payment of interest through June 30, 2022. The fair value of these shares were $23,048.

On June 17, 2022, the Company issued 280,000 shares of common stock to an employee as a retirement gift. The fair value of this stock was $11,060.

Preferred Stock

During the second quarter of 2010, the holders of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of blank check preferred stock. The blank check preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company from time to time in accordance with the provisions of the Florida Business Corporation Act. In April 2011, the Board of Directors designated 425,000 shares of the blank check preferred stock as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into a share of the Company’s common stock at any time at the option of the holder at a conversion price of $18.23 per share. Holders of shares of Series A Convertible Preferred Stock are entitled to 250 votes for each share held. The Company’s common stock and Series A Convertible Preferred Stock vote together as on any matters submitted to our shareholders for a vote. As of June 30, 2022, and December 31, 2021, the 425,000 shares of Series A Convertible Preferred Stock are owned by Robert Carmichael.

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

Equity Compensation Plan Information as of June 30, 2022:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted – average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans Approved by Security Holders	3,592,647	$.0401	21,407,353
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	3,592,647	$.0401	21,407,353

Options

On April 14, 2020, the Company entered into a Non-Qualified Stock Option Agreement with Robert Carmichael (the “Carmichael Option Agreement”). Under the terms of the Carmichael Option Agreement, as additional compensation, the Company granted Mr. Carmichael an option (the “Carmichael Option”) to purchase up to an aggregate of 125,000,000 shares of the Company’s common stock at an exercise price of $0.045 per share, of which the right to purchase 75,000,000 shares of common stock is subject to vesting upon the achievement of the net revenue milestones set forth below (the “Net Revenue Portion of the Option”) and the right to purchase 50,000,000 shares of common stock is subject to vesting upon official notice of the listing of the Company’s common stock on The Nasdaq Stock Market, the NYSE American LLC or similar stock exchange. The Net Revenue Portion of the Option shall vest as follows:

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

The fair value of the Carmichael Option on the date of the grant was $4,370,109 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate of .26%, (ii) expected life of 1.5 years, (iii) dividend yield of 0%, and (iv) expected volatility of 320%. The Company analyzed the likelihood that the vesting qualifications would be met. As of December 31, 2021, 25,000,000 of options were vested as the targeted net revenues were reached and three quarters of Tranche 2 was also met and fully expensed through December 31, 2021. For the three months ended June 30, 2022 the Company revenues reached the target revenues for Tranche 2, and an additional 25,000,000 shares of the option vested. Stock option expense recognized during the three and six months ended June 30, 2022 for this option was $218,505 and $437,010, respectively.

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

The fair value of the Bonus Options on the date of the grant was $578,082 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate of .14%, (ii) expected life of 2.0 years, (iii) dividend yield of 0%, and (iv) expected volatility of 312.2%. The Company analyzed the likelihood that the vesting qualifications would be met, and as of June 30, 2022, it was deemed that the Company met the qualifications for four quarters for Tranches 1 and 2 $121,668. For the three and six months ended June 30, 2022, the Company recognized $38,934 and $38,934, respectively.

On June 14, 2021, the Company issued options to purchase up to an aggregate of 1,125,000 shares of common stock to various employees under the Plan. The options were issued pursuant to stock option grant agreements and are exercisable at $0.036 per share for a period of four years from the date of issuance, with 12.5% of the options vesting each fiscal quarter over a period of two years. The fair value of the options totaled $38,369 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate of .21%, (ii) expected life of 2 years, (iii) dividend yield of 0%, (iv) expected volatility of 304.77%. The stock options expense recognized for the three and six months ended June 30, 2022 was $4,142 and $8,284, respectively.

On August 1, 2021 as part of the Blake Carmichael Employment Agreement (as defined below), the Company granted Blake Carmichael a five-year option to purchase 3,759,400 shares of the Company’s common stock at an exercise price of $0.0399, (the “BC Compensation Options”). The BC Compensation Options vested 33.3% upon the execution of the agreement, 33% at the first anniversary date and 33% upon the second anniversary date. The fair value of the options on the date of the grant was $149,076 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate of .25%, (ii) expected life of 2.5 years, (iii) dividend yield of 0%, and (iv) expected volatility of 346.36%. The Company expensed $49,692 as of December 31, 2021, and did not recognize any additional expense for the three and six months ended June 30, 2022.

As part of the Blake Carmichael Agreement, the Company granted Blake Carmichael a five-year option to purchase up to 18,000,000 shares of common stock which vest annually on a contract year basis, based upon the achievement of certain revenue and EBITA financial metrics. The fair value of the BC Bonus Options was $713,777 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate of 0.25%, (ii) expected life of 2.5 years, (iii) dividend yield of 0%, (iv) expected volatility of 346.36%, and (v) exercise price of 0.0399 per share. The Company analyzed the likelihood that the vesting qualifications would be met, and as of June 30, 2022, it was deemed that it was likely that 500,000 shares would be issued at the end of the first year, and accordingly was fully expensed as of December 31, 2021. For the three and six months ended June 30, 2022 there were no material changes to vesting qualifications and no stock option expense was recognized.

During the third quarter of 2021, the Company issued options to purchase up to an aggregate of 175,000 shares of common stock to two employees under the Plan. The options were issued pursuant to stock option grant agreements and are exercisable at a range of $.044 to $.049 per share for a periods ranging from three to four years from the date of issuance, with quarterly vesting periods over one to two years. The fair value of the options totaled $7,149 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate from .155% to .20%, (ii) expected life of 1.5 to 2 years, (iii) dividend yield of 0%, and (iv) expected volatility of 249.38% to 287.12%. The stock options expense recognized for the three and six months ended June 30, 2022 was $1,494 and $2,989, respectively.

On September 3, 2021, the Company issued options to purchase up to an aggregate of 300,000 shares of common stock under the Plan to Christeen Buban, President of SSI. The options were issued pursuant to the Buban Employment Agreement and a stock option grant agreement and are exercisable at $0.053 per share for a period of five years from the date of issuance, with 12.5% of the options vesting each fiscal quarter over a period of two years. The fair value of the options totaled $15,814 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate of 0.315%, (ii) expected life of 2.5 years, (iii) dividend yield of 0%, and (iv) expected volatility of 339.21%. The stock options expense recognized for the three and six months ended June 30, 2022 was $1,977 and $3,953, respectively.

In connection with the Buban Employment Agreement, the Company granted Ms. Buban that will grant Ms. Buban a five-year option (the “Buban Bonus Option”) to purchase up to 7,110,000 shares of the Company’s common stock which vest annually on a contract year basis, based upon the achievement of certain revenue and EBITA financial metrics. The fair value of the Buban Bonus Option was $374,786 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate of .3150%, (ii) expected life of 2.5 years, (iii) dividend yield of 0%, (iv) expected volatility of 339.21%, and (v) exercise price of $0.0531 per share. The measurement period for the Buban Bonus Option began on September 3, 2021. The Company analyzed the likelihood that vesting qualifications would be met during the contract year and deemed that there was no option expense to be recognized for the six months ended June 30, 2022.

On September 3, 2021 the Company issued options to purchase up to an aggregate of 500,000 shares of common stock to various employees of SSI under the Plan. The options were issued pursuant to a stock option grant agreement and is exercisable at $0.0531 per share for a period of four years from the date of issuance, with 12.5% of the options vesting each fiscal quarter over a period of two years. The fair value of the options totaled $25,201 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate of 0.21%, (ii) expected life of 2 years, (iii) dividend yield of 0%, (iv) expected volatility of 276.1%. The stock options expense recognized for the three and six months ended June 30, 2022 was $3,150 and $6,300, respectively.

During the fourth quarter of 2021, the Company issued options to purchase up to an aggregate of 100,000 shares of common stock to two employees under the Plan. The options were issued pursuant to stock option grant agreements and are exercisable at a range of $.040 to $.0419 per share for a period of four years of from the date of issuance, with quarterly vesting periods over two years. The fair value of the options totaled $3,863 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate of .204% (ii) expected life of 2 years, (iii) dividend yield of 0%, (iv) expected volatility of 249.38% to 287.12%. The stock options expense recognized for the three and six months ended June 30, 2022 was $483 and $966, respectively.

On November 5, 2021, the Company entered into a non-qualified stock option agreement with Christopher Constable (the “Constable Option Agreement”) as part of his employment agreement. Under the terms of the option agreement, the Company granted Mr. Constable an immediately exercisable five-year option to purchase 2,403,846 shares of the Company’s common stock at an exercise price of $0.041 (the “Compensation Option”). The fair value of the Compensation Option on the date of the grant was $98,976 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate of .53%, (ii) expected life of 2.5 years, (iii) dividend yield of 0%, and (iv) expected volatility of 269.12%. The Compensation Option was fully expensed as of December 31, 2021.

On January 21, 2022, the Company issued options to purchase up to an aggregate of 75,000 shares of common stock to an employee under the Plan. The options were issued pursuant to stock option grant agreements and are exercisable at $0.032 per share for a period of four years from the date of issuance, with quarterly vesting periods over two years. The fair value of the options totaled $2,259 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate of 1.016% (ii) expected life of 2 years, (iii) dividend yield of 0%, and (iv) expected volatility of 266.8%. The stock options expense recognized for the three and six months ended June 30, 2022 was $283 and $565, respectively.

During the three months ended June 30, 2022, the Company issued options to purchase up to an aggregate of 217,647 shares of common stock to three employees under the Plan. The options were issued pursuant to stock option grant agreements and are exercisable at a range of $.038 to $.045 per share for a period of four years of from the date of issuance, with quarterly vesting periods over two years. The fair value of the options totaled $8,239 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate ranging from 2.495% to 2.602% (ii) expected life of 2 years, (iii) dividend yield of 0%, (iv) expected volatility of 228.7% to 232.7%. The stock options expense recognized for the three and six months ended June 30, 2022 was $1,030 and $1,030, respectively.

On April 8, 2022, the Company issued an option to purchase up to 300,000 shares of common stock to one contractor under the Plan. The option was issued pursuant to a stock option grant agreement and is exercisable at $.0406 per share for a period of four years of from the date of issuance. The options vested immediately. The fair value of the options totaled $10,988 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate of 2.469% (ii) expected life of 2 years, (iii) dividend yield of 0%, (iv) expected volatility of 232.41%. The stock options expense recognized for the three and six months ended June 30, 2022 was $10,988 and $10,988, respectively.

On May 16, 2022, the Company issued an option to purchase up to 1,000,000 shares of common stock to one employee under the Plan. The option was issued pursuant to a stock option grant agreement and is exercisable at $.0325 per share for a period of four years of from the date of issuance, with quarterly vesting periods over three quarters. The fair value of the options totaled $29,161 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate of 2.590% (ii) expected life of 2 years, (iii) dividend yield of 0%, (iv) expected volatility of 228.97%. The stock options expense recognized for the three and six months ended June 30, 2022 was $9,720 and $9,720, respectively.

A summary of the Company’s outstanding stock options as of December 31, 2021, and changes during the three months ended June 30, 2022 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2021	233,128,266	$0.0362	2.23	$795,201
Granted	1,592,647	0.0353
Forfeited	(125,000)
Exercised	-	-
Outstanding – June 30, 2022 (unaudited)	234,595,913	$0.0362	1.75
Exercisable – June 30, 2022 (unaudited)	105,200,664	$0.0322	1.60	$1,022,422

Warrants

On September 1, 2021, the Company issued Charles F. Hyatt, a director, 10,000,000 units, each unit consisting of one share of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $0.025 per share in consideration of $250,000.

On September 1, 2021, the Company issued Ms. Grace Hyatt, the adult child of Charles Hyatt, 600,000 units, each unit consisting of one share of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $0.025 per share in consideration of $15,000.

In September, 2021, the Company issued 4,000,000 units to three accredited investors, each unit consisting of one share of common stock and a two-year warrant to purchase one share of common stock at $0.025 per share in consideration of $100,000.

On February 2, 2022, the Company issued Charles Hyatt, a director, 10,000,000 shares of common stock upon the exercise of a warrant at $0.025 per share in consideration of $250,000.

On February 2, 2022, the Company issued Grace Hyatt, the adult child of Charles Hyatt, a director, 600,000 shares of common stock upon the exercise of a warrant at $0.025 per share in consideration of $15,000.

A summary of the Company’s warrants as of December 31, 2021 and changes during the six months ended June 30, 2022 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2021	14,600,000	$0.025	1.67	$153,300
Granted
Exercised	(10,600,000)	$0.025
Forfeited or Expired	-
Outstanding – June 30, 2022	4,000,000	$0.025	1.19
Exercisable – June 30, 2022	4,000,000	$0.025	1.19	$56,000

Note 9. Commitments and contingencies

On August 14, 2014, the Company entered into a thirty-seven month lease for its facilities in Pompano Beach, Florida, commencing on September 1, 2014. Terms included payment of a $5,367 security deposit; base rent of approximately $4,000 per month over the term of the lease plus sales tax; and payment of 10.76% of annual operating expenses (common areas maintenance), which was approximately $2,000 per month subject to periodic adjustment. On December 1, 2016, the Company entered into an amendment to the initial lease agreement, commencing on October 1, 2017, extending the term of the lease for an additional eighty-four months, expiring September 30, 2024. The base rent was increased to $4,626 per month with a 3% annual escalation throughout the amended term.

On January 4, 2018, the Company entered into a sixty-one month lease renewal for its facility in Huntington Beach, California commencing on February 1, 2018. Terms included base rent of approximately $9,300 per month for the first 12 months with an annual escalation clause of 2.5% thereafter. The Company paid a security deposit of $8,450 upon entering into the lease.

On November 11, 2018, the Company entered a sixty-nine month lease commencing on January 1, 2019 for approximately 8,025 square feet adjoining its existing facility in Pompano Beach, Florida. Terms of the new lease include a $6,527 security deposit; initial base rent of approximately $4,848 per month escalating at 3% per year during the term of the lease plus Florida state sales tax and 10.11% of the buildings annual operating expenses (common area maintenance) which is approximately $1,679 per month, subject to adjustment as provided in the lease.

On June 30, 2020, the Company entered into Amendment No. 2 to its Patent License Agreement with Setaysha Technical Solutions, LLC (“STS”). The amendment set certain limits and expectations of the assistance from STS related to designing and commercializing certain diving products and revised the royalty payments due to STS as consideration for uncompensated services. The Company is obligated to pay STS a minimum yearly royalty of $60,000, or $15,000 per fiscal quarter, beginning in December 2019 and increasing by 2.15% per year. The minimum royalty was temporarily increased to $60,000 for fiscal years 2022, 2023 and 2024, with a fourth quarter true up against earned royalties. In addition, if the Company terminates the Agreement with STS prior to December 31, 2023, the Company is obligated to pay STS $180,000, less cumulative royalties paid in excess of $200,174 for the years 2019 through 2024. In accordance with the amendment, the Company will pay additional minimum royalties of $60,000 per year or $15,000 per quarter for the years 2022 through 2024. Royalty recorded under this Agreement was $50,708 and $41,251 for the three months ended June 30, 2022 and 2021, respectively, and $94,316 and $54,955 for the six months ended months ended June 30, 2022 and 2021, respectively.

On June 9, 2020, the Company entered into a one-year advertising and marketing agreement with Figment Design for $8,840 per month which agreement terminated on July 31, 2021.

On November 5, 2020, the Company entered into a three-year employment agreement with Christopher Constable (the “Constable Employment Agreement”) pursuant to which Mr. Constable serves as Chief Executive Officer of the Company. Previously, Mr. Constable had provided advisory services to the Company through an agreement with Brandywine LLC. In consideration for his services, Mr. Constable shall receive (i) an annual base salary of $200,000, payable in accordance with the customary payroll practices of the Company, and (ii) upon execution of the Employment Agreement and on each anniversary of the date of the Agreement during the term, a non-qualified immediately exercisable five-year option to purchase that number of shares equal to $100,000 of the value of the Company’s common stock at an exercise price equal to the market price of the Company’s common stock on the date of issuance. Accordingly, on November 5, 2020, Mr. Constable was issued an option to purchase 5,434,783 shares of the common stock at an exercise price of $0.0184 per share and on November 5, 2021, Mr. Constable was issued an option to purchase 2,403,846 shares of the Company’s common stock at an exercise price of $0.0401 per share.

In addition, Mr. Constable shall be entitled to receive four-year stock options to purchase shares of common stock at an exercise price equal to $0.0184 per share in the following amounts based upon the following performance milestones during the term of the Constable Employment Agreement: (i) 2,000,000 shares – if the Company’s total net revenues, as reported in its statement of operations in its financial statements in its filings with the SEC, including as a result of a stock or asset acquisition of a third party (“Net Revenues”) are in excess of $5,000,000, in the aggregate, for four consecutive fiscal quarters; (ii) 3,000,000 shares – if the Company’s Net Revenues are in excess of $7,500,000, in the aggregate, for four consecutive fiscal quarters; (iii) 5,000,000 shares – if the Company’s Net Revenues are in excess of $10,000,000, in the aggregate, for four consecutive fiscal quarters; and (iv) 20,000,000 shares – if the Company’s common stock is listed on the NASDAQ or New York Stock Exchange.

On March 1, 2021, the Company entered into an investor relations consulting agreement with BGM Equity Partners, LLC. The term of the agreement is twelve months. As compensation, the Company issued 3,000,000 shares of its common stock valued at $120,000 to BGM Equity Partners. The agreement expired on March 1, 2022.

On August 1, 2021, the Company and Blake Carmichael entered into a three-year employment agreement (the “Blake Carmichael Employment Agreement”) pursuant to which Mr. Carmichael shall serve as Chief Executive Officer of BLU3. In consideration for his services, Blake Carmichael shall receive (i) an annual base salary of $120,000, payable in accordance with the customary payroll practices of the Company, and (ii) a cash bonus equal to 5% of the net income of BLU3 payable quarterly, beginning with the first full calendar quarter after the execution of the agreement. (iii) upon execution of the Employment Agreement, a non-qualified five-year stock option to purchase 3,759,400 shares at $0.0399, 33.3% of which shares vest immediately, 33.3% vest on the second anniversary, and 33.3% vest on the third anniversary of the agreement.

In addition, Blake Carmichael shall be entitled to receive a five-year stock option to purchase up to 18,000,000 shares of common stock at an exercise price of $0.0399 per share that will vest upon annual financial metrics based upon a revenue measurement, expediency measurement and an EBITDA measurement.

On August 6, 2021, the Company entered into a six-month, non-exclusive mergers and acquisitions services agreement with Newbridge Securities Corporation which provides for a 7% commission for the first $2,000,000 paid in aggregate purchase price consideration and 6% on an aggregate purchase price in excess of $2,000,000 for any merger or acquisition target sourced by Newbridge, to be paid in common stock of the Company. Such agreement expired by its terms.

On September 3, 2021, SSI and Christeen Buban entered into a three-year employment agreement (the “Buban Employment Agreement”) pursuant to which Ms. Buban shall serve as the President of SSI. In consideration for her services, Mrs. Buban shall receive (i) an annual base salary of $110,000, payable in accordance with the customary payroll practices of the Company, (ii) a car allowance and cell phone allowance of $10,800 per year, (iii) a five-year option issued under the Plan to purchase 300,000 shares of common stock of the Company at $0.0531 per share, which option vests quarterly over the eight calendar quarters.

In addition, Mrs. Buban shall be entitled to receive a five-year stock option to purchase up to 7,110,000 shares of common stock of the Company at an exercise price of $0.0531 per share, which vests upon the attainment of certain defined annual financial metrics, as set forth in the Buban Employment Agreement,

On January 17, 2022, the Company entered into an agreement with The Crone Law Group, PC (“CLG”) for the provision of legal services. In consideration therefor, the Company will pay CLG a monthly flat fee of $3,000 per month for the SEC reporting work, and its normal hourly rate for any other legal work and issued 1,000,000 shares of common stock with a fair market value of $27,500 to CLG.

On May 2, 2022, the Company entered into a two-year employment agreement with Steven Gagas (the “Gagas Employment Agreement”) pursuant to which Mr. Gagas shall serve as the General Manager of the dive shop currently operating within LBI. In consideration for his services Mr. Gagas shall receive an annual salary of $50,000.

On May 2, 2022, LBI, entered into a lease assignment agreement with Gold Coast Scuba, LLC and Vicnsons Realty Group, LLC whereby LBI is the assignee to the remainder of the lease for the property located at 259 Commercial Blvd, Suites 2 and 3 in Lauderdale-By-The Sea, Florida. The lease is in its third year of a three year term and has a $2,816 per month base rent. The lease provides an option to renew for an additional term of two years with an increase of base rent by 3.5%

Legal

The Company was a defendant in an action, Basil Vann, as Personal Representative of the Estate of Jeffrey William Morris v. Brownie’s Marine Group, Inc., filed on May 6, 2019 in the Circuit Court of the 17th Judicial Circuit, Broward County, Florida. The complaint, which relates to consulting services provided to the Company by the deceased between 2005 and 2017, alleges breach of contract and quantum meruit and is seeking $15,870.97 in unpaid consulting fees together with interest. In April 2020, the Company filed a Motion to Dismiss, and at a hearing held in May 2021, the Court struck certain allegations contained in the complaint, the parties agreed that the quantum meruit allegation is deemed to be an alternative to the breach of contract allegation, but permitted certain other allegations to stand. The parties entered mediation pursuant to the Court’s order. This action was settled for $10,000 on July 12, 2021. The Company paid monthly installments of $1,000. As of June 30, 2022 this settlement has been fully paid.

Note 10. Segment Reporting

The Company has five operating segments as described below:

1.	SSA Products, which sells recreational multi-diver surface supplied air diving systems.

2.	High Pressure Gas Systems, which sells high pressure air and industrial gas compressor packages.

3.	Ultra Portable Tankless Dive Systems, which sells next generation electric surface supply air diving systems and electric shallow dive system that are battery operated and completely portable to the user.

4.	Redundant Air Tank Systems, which manufactures and distributes a line of high pressure tanks and redundant air systems for the military and recreational diving industries.

5.	Guided Tour and Retail, which provides guided tours using the BLU3 technology, and also operates as a reteal store for the diving community.

Three Months Ended

June 30

(unaudited)

	Legacy SSA Products		High Pressure Gas Systems		Ultra Portable Tankless Dive Systems		Redundant Air Tank Systems		Guided Tour Retail		Total Company
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Net Revenues	$797,022	$976,973	$270,193	$207,565	$884,271	$528,380	$399,479	$-	$50,274	$-	$2,401,238	$1,712,918
Cost of Revenue	$(558,426)	(668,246)	(140,248)	(113,499)	(570,027)	(333,864)	(255,568)	-	(14,136)	-	(1,538,404)	(1,115,609)
Gross Profit	238,596	308,727	129,945	94,066	314,244	194,516	143,911	-	36,138	-	862,834	597,309
Depreciation	4,369	4,748	-	-	4,478	2,419	24,096	-	-	-	32,943	7,167
Income from Operations	$(334,967)	$(314,279)	$41,705	$40,224	$17,461	$(41,248)	$(46,576)	$-	$3,237	$-	(319,140)	(315,303)

Six Months Ended

June 30

(unaudited)

	Legacy SSA Products		High Pressure Gas Systems		Ultra Portable Tankless Dive Systems		Redundant Air Tank Systems		Guided Tour Retail		Total Company
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Net Revenues	$1,378,131	$1,443,016	$547,010	$357,693	$1,678,858	$862,978	$721,935	$-	$50,274	$-	$4,376,208	$2,663,687
Cost of Revenue	(1,020,384)	(1,038,072)	(301,039)	(194,677)	(986,985)	(522,657)	(515,070)	-	(14,136)	-	(2,837,613)	(1,755,406)
Gross Profit	357,747	404,944	245,971	163,016	691,873	340,321	206,865	-	36,138	-	1,538,595	908,281
Depreciation	8,739	8,560	-	-	8,956	4,836	49,107	-	-	-	66,802	13,396
Income (loss) from operations	$(704,557)	$(758,430)	$82,164	$49,590	$34,223	$14,060	$(168,105)	$-	$3,237	$-	(753,038)	$(694,780)
											-
Total Assets	$1,535,945	$1,529,702	$540,583	$302,088	$1,236,449	$673,255	$1,825,787	$-	$260,247	$-	$5,399,011	$2,505,045

Note 11. Subsequent Events

Alliance Lease

On June 29, 2022, SSI executed an equipment financing agreement with NFS Leasing (“NFS Leasing”) to secure replacement production molds. The total purchase price of the molds was $84,500 and $63,375 was financed by NFS Leasing on August 15, 2022. The lease has a 33 month term beginning in August 2022 with a monthly lease payment of $2,571. The financing agreement contains customary events of default, is guaranteed by the Company and NFS Leasing has a lien on all of the assets of SSI.

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

The Company has five subsidiaries focused on various sub-sectors:

●	Brownie’s Third Lung - Surface Supplied Air (“SSA”)
●	BLU3, Inc. - Ultra-Portable Tankless Dive Systems
●	LW Americas - High Pressure Gas Systems
●	Submersible Systems, Inc. - Redundant Air Tank Systems
●	Live Blue, Inc. – Guided Tours and Retail

Our wholly owned subsidiaries do business under their respective trade names on both a wholesale and retail basis from our headquarters and manufacturing facility in Pompano Beach, Florida, a manufacturing facility in Huntington Beach, California, and a retail facility in Lauderdale-By-The-Sea, Florida.

The Company, through its wholly owned subsidiaries, designs, tests, and manufactures tankless dive systems, rescue air systems and yacht-based self-contained underwater breathing apparatus (“SCUBA”) air compressor and nitrox generation fill systems and acts as the exclusive distributor for North and South America for Lenhardt & Wagner GmbH (“L&W”) compressors in the high-pressure breathing air and industrial gas markets. The Company is also building a guided tour operation that also include dive retail. Lastly, The Company is the exclusive United States and Caribbean distributor for Chrysalis Trading CC, a South African manufacturer of fitness and dive equipment, doing business as Bright Weights (“Bright Weights”), of a dive ballast system produced in South Africa.

Impact of COVID-19 Pandemic

The Company has previously been affected by temporary manufacturing closures and employment and compensation adjustments. The market continues to suffer from the impacts of the pandemic via supply chain shortages and freight delays. The continued freight delays have and will likely continue to result in additional expenses to expedite delivery of critical parts. Additionally, increased demand for personal electronics has created a shortfall of microchip supply which are used in our battery powered products, and it is yet unknown how we may be impacted.

We continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate, and we will have to accurately project demand and infrastructure requirements globally and deploy our production, workforce and other resources accordingly.

Results of Operations

Net Revenues, Costs of Net Revenues and Gross Profit

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Net revenues increased 37.2% for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 as a result of a 67.4% increase in revenue for BLU3, Inc. from the continued expansion of its customer base as well as the addition of NOMAD to its product line, an increase in LWA’s revenues of 30.2% as a result of the expansion of its customer base and the addition of both SSI and LBI revenue which did not exist in 2021. For the three months ended June 30, 2022, cost of net revenues was 64.1% as compared with the cost of revenues of 65.1% for the three months ended June 30, 2021. Included in cost of net revenues are royalty expenses paid to Robert Carmichael which decreased 36.4%% for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Gross profit margin was 35.9% for the three months ended June 30, 2022 as compared to gross profit margin of 34.9% for the three months ended June 30, 2021. The slight improvement in gross margin, of 1.0% as it relates to revenue is a result of the production of more finished products, reducing direct labor cost per unit, primarily in LWA and the addition of LBI with margins of 71.9% for the three months ended June 30, 2022.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Net revenues increased 64.3% for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This increase is a result of a 94.5% increase in revenue for BLU3, Inc. from the continued expansion of its customer base as well as the addition of NOMAD to its product line, an increase in LWA’s revenues of 52.9% as a result of the expansion of its customer base and the addition of SSI and LBI revenue which did not exist in 2021. These revenue increases were countered by a decrease of 4.5% in revenue for BTL. For the six months ended June 30, 2022, cost of net revenues was 64.8% as compared with the cost of revenues of 65.9% for the six months ended June 30, 2021. Included in cost of net revenues are royalty expenses paid to a third party which increased 71.6% for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Gross profit margin was 35.2% for the six months ended June 30, 2022 as compared to gross profit margin of 34.1% for the six months ended June 30, 2021. The slight improvement in gross margin, of 1.1% revenue is a result of a 1.8% margin increase in the BLU3 product line and the addition of LBI with margins of 71.9% for the six months ended June 30, 2022.

The following tables provides net revenues, total costs of net revenues and gross profit margins for our segments for the periods presented.

Net Revenues

	Three Months Ended June 30,		% of	Six Months Ended June 30,		% of
	2022	2021	Change	2022	2021	Change
	(unaudited)			(unaudited)
Legacy SSA Products	$797,022	$976,973	(18.4)%	$1,378,131	$1,443,016	(4.5)%
High Pressure Gas Systems	270,193	207,565	30.2%	547,010	357,693	52.9%
Ultra-Portable Tankless Dive Systems	884,271	528,380	67.4%	1,678,858	862,978	94.5%
Redundant Air Tank Systems	399,479	-	100.0%	721,935	-	100.0%
Guided Tour Retail	50,274	-	100.0%	50,274	-	100.0%
Total net revenues	$2,401,238	$1,712,918	37.2%	$4,376,207	$1,955,317	64.3%

Cost of revenues as a percentage of net revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Legacy SSA Products	70.1%	68.4%	74.0%	71.9%
High Pressure Gas Systems	51.9%	54.7%	55.0%	54.4%
Ultra-Portable Tankless Dive Systems	64.5%	63.2%	58.8%	60.6%
Redundant Air Tank Systems	64.0%	-	71.4%	-
Guided Tour Rental	28.1%	-	28.1%	-

Gross profit (loss) margins

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Legacy SSA Products	31.6%	31.6%	26.0%	28.1%
High Pressure Gas Systems	45.3%	45.3%	45.0%	45.6%
Ultra-Portable Tankless Dive Systems	36.8%	36.8%	41.2%	39.4%
Redundant Air Tank Systems	36.0%	-	28.7%	-
Guided Tour Rental	71.9%	-	71.9%	-

SSA Products segment

Net revenue in this segment decreased 4.1% for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The decrease can be primarily attributed to a 5.4% decrease in the dealer segment for the six months ended June 30, 2022 as compared to the same period in 2021. The decrease in dealer orders can be attributed to the 23.2% drop for the three months ended June 30, 2022 as compared the same period in 2021. Many dealers increased purchases to prepare for the summer season during the first quarter of 2022, and held back with restocking orders as we believe there may be some trepidation regarding the economy. Affiliate sales, while down for the three months ending June 30, 2022 as compared to the three months ended June 30, 2021 remain 32.2% over the six month results at June 30, 2022. Direct to consumer sales have also decreased for the six months ending June 30, 2022 as compared to the same period in 2021 we believe due to concerns over the economy.

Our costs of revenues as a percentage of net revenues in this segment increased from 71.9% to 74.0% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to the negative margin for the affiliate sales channel.

A breakdown of the revenue channels for this segment are below. Direct to Consumer represent items sold via our website, trade shows and walk-ins to our factory store. Dealer revenue represents sales to customers that we have dealer agreements that typically operate with the lowers margin. Affiliates are resellers of our products that are not in a formal dealer arrangement.

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	% change	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Dealers	$510,902	$664,928	(23.2)%	73.4%	77.7%	26.6%	22.3%
Direct to Consumer (website included)	258,899	273,430	(5.3)%	57.7%	45.1%	42.3%	54.9%
Affiliates	27,221	38,615	(29.5)%	156.9%	74.3%	(56.9)%	25.7%
Total	$797,022	$976,973	(18.4)%	71.1%	68.4%	28.9%	31.6%

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin
	Six months ended June 30, 2022	Six months ended June 30, 2021	% change	Six months ended June 30, 2022	Six months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Dealers	$868,755	$918,467	(5.4)%	78.2%	78.7%	21.8%	21.3%
Direct to Consumer (website included)	461,534	484,102	(4.7)%	63.3%	58.9%	36.7%	41.1%
Affiliates	47,842	40,447	18.3%	120.8%	74.5%	(20.8)%	25.5%
Total	$1,378,131	$1,443,016	(4.5)%	74.0%	71.9%	26.0%	28.1%

High Pressure Gas Systems segment

Sales of high-pressure breathing air compressors increased 52.9% in the six months ended June 30, 2022 compared with the six months ended June 30, 2021 as LWA was able to continue to supply its customers with their needs despite industry supply chain issues. The reseller segment while decreasing 9.4% for the three months ended June 30, 2022 as compared to the same period in the prior year, showed an overall increase of 25.9% for the six months ended June 30, 2022 with increased orders through distribution customers in the US, South America, and the Caribbean. The Original Equipment Manufacturer segment continued to show growth with an increase of 205% for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 due to several orders shipped internationally to boat manufacturers. The direct to consumer segment, which includes yacht owners and direct to dive stores, increased 199.0% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 and increased 49.2% for the six months ended June 30, 2022 as compared to June 30, 2021.

Costs of revenues as a percentage of net revenues in this segment showed a slight increase to 55.0% for the six months ended June 30, 2022 as compared to 54.4% for the six months ended June 30, 2021. This increase can be attributed to increased cost of transportation from suppliers and to customers during the six months ended June 30, 2022.

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin
	Three months ended June 30, 2022	Three months ended June 30, 2021	% change	Three months ended June 30, 2022	Three months ended June 30, 2021	Three months ended June 30, 2022	Three months ended June 30, 2021
Resellers	$109,767	$121,118	(9.4)%	48.6%	53.0%	51.4%	47.0%
Direct to Consumers	130,816	43,749	199.0%	57.7%	68.2%	42.3%	31.8%
Original Equipment Manufacturers	29,610	42,698	30.7%	38.8%	45.6%	61.2%	54.4%
Total	$270,193	$207,565	30.2%	51.9%	54.7%	48.1%	45.3%

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin
	Six months ended June 30, 2022	Six months ended June 30, 2021	% change	Six months ended June 30, 2022	Six months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Resellers	$239,540	$190,191	25.9%	51.7%	57.3%	48.3%	42.7%
Direct to Consumers	195,245	130,819	49.2%	58.4%	51.7%	41.6%	48.3%
Original Equipment Manufacturers	112,225	36,683	205.9%	57.1%	46.1%	42.9%	53.9%
Total	$547,010	$357,693	52.9%	55.0%	54.4%	45.0%	45.6%

Ultra Portable Tankless Dive Systems

Net revenue for the six months ended June 30, 2022 in the Ultra Portable Tankless Dive System segment showed growth of 94.5% as compared to the six months ended June 30, 2021. The growth in all segments for the three and six months ended June 30, 2022 can be attributed to the addition of the Nomad product line into those sales channels. The growth of 162.2% in the Dealer channel represents the continued expansion of the international dealer base. The growth in this segment of 156.8% for the three months ended June 30, 2022 represents sales to new dealers and seasonal buy-in as dealers prepared for the summer season.

Cost of revenues from this segment as a percentage of net revenues for the three and six months ended June 30, 2022 showed improvement over both the three and six months ended June 30, 2021, primarily due to the impact of the cost and production efficiencies of the Nomad dive system and the resulting increase in margin as a percentage of revenue for the same periods in 2022 as compared to 2021.

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin
	Three months ended June 30, 2022	Three months ended June 30, 2021	% change	Three months ended June 30, 2022	Three months ended June 30, 2021	Three months ended June 30, 2022	Three months ended June 30, 2021
Direct to Consumer	220,950	188,466	17.2%	67.9%	53.9%	32.1%	46.1%
Amazon	274,444	188,467	45.6%	53.0%	61.90	47.0%	38.1%
Dealers	388,877	151,447	156.8%	70.6%	76.4%	29.4%	23.6%
Total	$884,271	$528,380	67.4%	52.5%	63.2%	47.5%	36.8%

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin
	Six months ended June 30, 2022	Six months ended June 30, 2021	% change	Six months ended June 30, 2022	Six months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Direct to Consumer	$539,955	$340,665	58.5%	55.2%	52.2%	44.8%	47.8%
Amazon	449,120	259,265	73.2%	54.5%	61.8%	45.5%	38.2%
Dealers	689,783	263,048	162.2%	64.4%	70.1%	35.6%	29.9%
Total	$1,678,858	$862,978	94.5%	58.8%	60.6%	41.2%	39.4%

Redundant Air Tank Systems

Net revenue for the six months ended June 30, 2022 in the Redundant Air Tank Systems System segment was $721,935 and $399,479 for the three months ended June 30, 2022. The margins for the three months ended June 30 ,2022 showed improvement at 36.0% as compared to 28.7% for the six months ended June 30, 2022 as the margin for dealer sales improved during the three months ended June 30, 2022 to 31.2% as compared to 22% for the six months ended June 30, 2022. Outside of the margin for repairs, dealer margins continue to be the lowest margin segment as SSI must price goods in order for dealers to also generate profits. SSI has a worldwide customer base that includes (1) commercial accounts with aircraft requiring redundant air systems for their pilots and passengers, such as helicopters flying to oil rigs located in bodies of water (2) government accounts that are typically domestic and international military customers with egress systems (3) dealer accounts that are resellers including, international distributors to the military, commercial account or dive shops, and domestic and international dive shops that carry a spare air product (4) direct to consumer sales which are online sales and sales via trade shows direct to consumer and (5) Company provided repairs and warranty repairs to all segments.

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin
	Three months ended June 30, 2022	Three months ended June 30, 2021	% change	Three months ended June 30, 2022	Three months ended June 30, 2021	Three months ended June 30, 2022	Three months ended June 30, 2021
Commercial	$46,550	-	N/A	43.8%	-	56.2%	-
Dealers	250,223	-	N/A	68.8%	-	31.2%	-
Government	38,711	-	N/A	37.5%	-	62.5%	-
Repairs	11,047	-	N/A	221.6%	-	(121.6)%
Direct to Consumers (Website)	52,948	-	N/A	45.8%	-	54.2%	-
Total	$399,479	-	N/A	64.0%	-	36.0%	-

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin
	Six months ended June 30, 2022	Six months ended June 30, 2021	% change	Six months ended June 30, 2022	Six months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Commercial	$103,156	-	N/A	43.6%	-	56.4%	-
Dealers	462,342	-	N/A	78.0%	-	22.0%	-
Government	52,712	-	N/A	36.8%	-	63.2%	-
Repairs	18,858	-	N/A	236.1%		-(136.1)%
Direct to Consumers (Website)	84,867	-	N/A	53.9%	-	46.1%	-
Total	$721,935	-	N/A	71.3%	-	28.7%	-

Guided Tours and Retail

The guided tour and retail segment is a new segment and is derived from LBI. Revenue in this segment currently primarily includes retail sales, and tours and lessons. Retail sales represent the sales of product at the retail facility, while tours and lessons represent revenue derived from diving excursions and lessons.

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin
	Three months ended June 30, 2022	Three months ended June 30, 2021	% change	Three months ended June 30, 2022	Three months ended June 30, 2021	Three months ended June 30, 2022	Three months ended June 30, 2021
Retail Sales	$34,549	-	N/A	8.9%	-	91.1%	-
Tours and Lessons	15,725	-	N/A	70.4%	-	29.6%	-
Total	$50,274	-	N/A	28.1%	-	71.9%	-

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin
	Six months ended June 30, 2022	Six months ended June 30, 2021	% change	Six months ended June 30, 2022	Six months ended June 30, 2021	Six months ended June 30, 2022	Six months ended June 30, 2021
Retail Sales	$34,549	-	N/A	8.9%	-	91.1%	-
Tours and Lessons	15,725	-	N/A	70.4%	-	29.6%	-
Total	$50,274	-	N/A	28.1%	-	71.9%	-

Operating Expenses

Operating expenses, consist of selling, general and administrative (“SG&A”) expenses and research and development costs and are reported on a consolidated basis for our operating segments. Operating expenses increased 38.3% for the three months ended June 30, 2022 and 42.1% for the six months ended June 30, 2022 as compared to the same periods in the prior year.

Selling, General & Administrative Expenses (SG&A Expenses)

SG&A increased by 41.4% for the three months ended June 30, 2022 and 45.5% for the six months ending June 30, 2022 as compared to the same periods in the prior year. SG&A expenses were comprised of the following:

Expense Item	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	% Change	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	% Change
Payroll, Selling & Administrative	$544,709	$236,062	130.7%	$940,485	$461,529	103.8%
Non-Cash Stock Compensation Expense	290,706	266,370	9.1%	520,740	498,875	4.4%
Professional Fees	98,619	116,576	(15.4)%	225,031	178,015	26.4%
Advertising	101,129	47,615	112.4%	257,573	113,841	126.3%
All Others	142,438	156,984	(9.3)%	339,511	308,382	10.1%
Total SG&A	$1,177,601	$823,607	43.0%	$2,283,340	$1,560,642	46.3%

Payroll increases for the three months ended March 31, 2022 can be attributed primarily to the addition of SSI payroll which accounted for 51% of the increase with the remaining 49% attributable to increases in personnel at BLU3 to manage increasing revenue and production, as well as slight increases in wages and staffing in the other divisions.

Non-Cash Stock compensation expenses increased 4.4% for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase can be attributed to options granted to employees under the Company’s Equity Incentive Plan, and the vesting of the Company’s Chief Executive Officer’s incentive option. The increase of 9.1% for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 is related to the same option vesting.

Professional fees, including legal and other professional fees which the Company has paid with a combination of cash and common stock increased 26.4% in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase can be attributed to an increase in accounting fees related to the year-end audit. For the three months ended June 30, 2022 professional fees decreased 15.4% as compared to the prior year, as a consultant was added to payroll in 2022.

The increase in advertising expense for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 is attributable to BLU3’s focus on social media, Amazon and trade show advertising.

Research & Development Expenses (R&D Expenses)

R&D expenses for the three months ended June 30, 2022 decreased 79.5% and 80.5% for the six months ended June 30, 2022 as compared to the same periods in the prior year. The decrease can be primarily attributed to the completion of the R&D for BLU3’s NOMAD, as it moved into production in the third quarter of 2021.

Other Income/Expense

For the six months ended June 30, 2022, other expenses totaled approximately $19,700 of interest expense as compared to other income of approximately $164,000 for the six months ended June 30, 2021. Other income for the six months ended June 30, 2021 consisted of a gain due to the settlement of debt of $10,000, the forgiveness of a PPP loan less interest expense of approximately $5,600. The increase in interest expense can be attributed to the Navitas loan that was funded in the second quarter of 2021, and the interest on the debt related to the acquisition of SSI.

Liquidity and Capital Resources

We had cash of $574,567 as of June 30, 2022. The following table summarizes total current assets, total current liabilities and working capital at June 30, 2022 as compared to December 31, 2021.

	June 30,	December 31,	%
	2022	2021	change
	(unaudited)
Total current assets	$3,783,509	$2,966,432	11.2%
Total current liabilities	$1,991,200	$1,396,197	14.2%
Working capital	$1,792,309	$1,570,235	8.4%

The increase in our current assets at June 30, 2022 from December 31, 2021 primarily reflects an increase from the assets of SSI as well as the increases in inventory purchases reflected by an increase in inventory and prepaid assets which includes prepayments of inventory, as the Company has experienced revenue growth and ramped up purchasing and production for the summer season. The increase in total current liabilities primarily reflects the additional SSI liabilities as well as a significant increase in customer deposits, particularly customer deposits with LWA.

Summary Cash Flows

	Six Months Ended June 30,
	2022	2021
	(unaudited)
Net cash used by operating activities	$(275,257)	$(396,838)
Net cash used in investing activities	$(31,946)	$(14,941)
Net cash provided by financing activities	$238,627	$227,904

Net cash used in operating activities for the six months ended June 30, 2022 was due to the net loss of approximately $772,754 which is primarily attributable to non-cash stock compensation expenses of approximately $579,300. The non-cash stock compensation expense for the six months ended June 30, 2022 is attributable to stock options and grants issued to our executive officers and various employees as well as common stock issued to consultants and professionals for services. Net cash used in operating activities is also the result of increases in current assets, including, accounts receivable, inventory, net, and prepaid expenses that utilized approximately $797,000, offset by increases in current liabilities including accounts payable, other liabilities, and customer deposits, which totaled approximately $501,700.

Net cash used in investing activities for the six months ended June 30, 2022 of approximately $31,946 consists of $30,000 used in an asset acquisition and a small fixed asset purchase of approximately $1,900.

Net cash provided by financing activities for the six months ended June 30, 2022 reflects proceeds from the exercise of warrants of approximately $265,000 less the repayment of debt of approximately $26,400.

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

We have a history of losses, and an accumulated deficit of $15,317,359 as of June 30, 2022. Despite a working capital surplus of $1,792,309 at June 30, 2022, the continued losses and cash used in operations raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to continue to increase revenues, control expenses, raise capital, and continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. We are continuing to engage in discussions with potential sources for additional capital, however, our ability to raise capital is somewhat limited based upon our revenue levels, net losses and limited market for our common stock. If we fail to raise additional funds when needed, or if we do not have sufficient cash flows from operations, we may be required to scale back or cease certain of our operations.

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

Our management, including our Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of the design and operations of our disclosure controls and procedures (defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of June 30, 2022 and based upon the such evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to the material weaknesses set forth below.

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

On May 31, 2022, the Company issued a consultant, 302,953 shares of common stock for consulting services related to the dive industry.

As of June 30, 2022, the Company issued 449,522 shares of common stock to the holders of convertible notes for payment of interest through June 30, 2022.

On June 17, 2022, the Company issued 280,000 shares of common stock to an employee as a retirement gift.

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

Date: August 22, 2022	BROWNIE’S MARINE GROUP, INC.

	By:	/s/ Christopher H. Constable
Christopher H. Constable
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Chief Financial Officer
(Principal Financial and Accounting Officer)

