Form 10-Q
period 2022-09-30
Brownie's Marine Group, Inc
filed 2022-11-08
CIK 1166708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 7, 2022, there were 418,452,292 shares of common stock outstanding.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets
Cash	$577,076	$643,143
Accounts receivable - net	168,871	123,270
Accounts receivable - related parties	55,342	77,301
Inventory, net	2,458,641	1,895,260
Prepaid expenses and other current assets	315,309	227,458
Total current assets	3,575,239	2,966,432
Property, equipment and leasehold improvements, net	371,334	270,065
Right of use assets	1,197,829	454,475
Intangible Assets, Net	664,538	718,905
Goodwill	249,986	249,986
Other assets	19,998	14,098
Total assets	$6,078,924	$4,673,961
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$855,048	$744,383
Accounts payable - related parties	18,495	37,267
Customer deposits and unearned revenue	125,044	143,938
Other liabilities	229,374	187,924
Operating lease liabilities	267,684	232,283
Related party convertible demand note, net	47,543	-
Current maturities long term debt	48,183	50,402
Total current liabilities	1,591,371	1,396,197
Long term debt	110,692	87,956
Long term convertible debentures, net	342,021	339,254
Operating lease liabilities	930,378	222,899
Total liabilities	2,974,462	2,046,306
Commitments and contingencies (see note 9)
Stockholders’ equity
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding as of September 30, 2022 and December 31, 2021.	425	425
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; 418,452,292 shares issued and outstanding as of September 30, 2022 and 393,850,475 shares issued and outstanding as of December 31, 2021, respectively.	41,845	39,386
Common stock payable 138,941 shares and 138,941 shares, respectively, as of September 30, 2022 and December 31, 2021.	14	14
Additional paid-in capital	18,663,726	17,132,434
Accumulated deficit	(15,601,548)	(14,544,604)
Total stockholders’ equity	$3,104,462	$2,627,655
Total liabilities and stockholders’ equity	$6,078,924	$4,673,961

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

THREE AND NINE MONTHS ENDED SEPTEMBER 30

(UNAUDITED)

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Net revenues
Net revenues	$2,591,383	$1,288,792	$6,403,522	$3,394,890
Net revenues - related parties	217,421	269,922	781,489	827,511
Total net revenues	2,808,804	1,558,714	7,185,011	4,222,401
Cost of net revenues
Cost of net revenues	1,667,586	1,008,527	4,121,071	2,394,242
Cost of net revenues - related parties	106,693	130,821	365,892	405,951
Royalties expense - related parties	22,961	19,484	53,574	59,090
Royalties expense	54,708	24,854	149,024	79,809
Total cost of revenues	1,851,948	1,183,686	4,689,561	2,939,092
Gross profit	956,856	375,028	2,495,450	1,283,309
Operating expenses
Selling, general and administrative	1,224,718	882,937	3,508,059	2,443,579
Research and development costs	4,778	26,655	13,070	69,074
Total operating expenses	1,229,496	909,592	3,521,129	2,512,653
Loss from operations	(272,640)	(534,564)	(1,025,679)	(1,229,344)
Other income (expense), net
Gain on settlement of debt	-	-	-	10,000
Gain on the forgiveness of PPP loan	-	-	-	159,600
Interest expense	(11,549)	(6,115)	(31,265)	(11,721)
Total other income (expense), net	(11,549)	(6,115)	(31,265)	157,879
Loss before provision for income taxes	(284,189)	(540,679)	(1,056,944)	(1,071,465)
Provision for income taxes	-	-	-	-
Net Loss	(284,189)	(540,679)	(1,056,944)	(1,071,465)
Gain on foreign currency contract	8,633	-	-	-
Comprehensive Loss	(275,556)	(540,679)	(1,056,944)	(1,071,465)
Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic weighted average common shares outstanding	411,816,671	342,827,940	407,202,475	328,103,475
Diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted weighted average common shares outstanding	411,816,671	342,827,940	407,202,475	328,103,475

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

	Preferred Stock		Common Stock		Common Stock Payable		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(DEFICIT)
December 31, 2021	425,000	$425	393,850,475	$39,386	138,941	$14	$17,132,434	$-	$(14,544,604)	$2,627,655
Shares issued for the exercise of warrants	-	-	10,600,000	1,060	-	-	263,940	-	-	265,000
Shares issued for services	-	-	1,206,318	120	-	-	35,380	-	-	35,500
Stock Option Expense	-	-	-	-	-	-	230,034	-	-	230,034
Net Loss	-	-	-	-	-	-	-	-	(444,092)	(444,092)
Other Comprehensive Income	-	-	-	-	-	-	-	1,587	-	1,587
March 31, 2022 (unaudited)	425,000	425	405,656,793	40,566	138,941	14	17,661,788	1,587	(14,988,696)	2,715,684
Stock Issued for Service	-	-	302,953	30	-	-	11,970	-	-	12,000
Stock Issued for Asset Purchase	-	-	3,084,831	308	-	-	119,692	-	-	120,000
Stock Issued for Accrued Interest on Convertible Notes	-	-	449,522	45	-	-	23,003	-	-	23,048
Stock Issued for Employee Bonus	-	-	280,000	28	-	-	11,032	-	-	11,060
Stock option expense	-	-	-	-	-	-	290,707	-	-	290,707
Net Income	-	-	-	-	-	-	-	-	(328,663)	(328,663)
Other Comprehensive Loss	-	-	-	-	-	-	-	(10,220)	-	(10,220)
June 30, 2022 (unaudited)	425,000	425	409,774,099	$40,977	138,941	$14	$18,118,192	$(8,633)	$(15,317,359)	$2,833,616
Common Stock issued for the purchase of units	-	-	8,541,666	$854	-		$204,146	-	-	$205,000
Stock Issued for Accrued Interest on Convertible Notes	-	-	136,527	14	-	-	6,986	-	-	7,000
Beneficial Conversion Feature	-	-	-	-	-	-	19,250	-	-	19,250
Stock option expense	-	-	-	-	-	-	315,152	-	-	315,152
Net Loss	-	-	-	-	-	-	-	-	(284,189)	(284,189)
Other Comprehensive Income	-	-	-	-	-	-	-	8,633	-	8,633
September 30, 2022 (unaudited)	425,000	$425	418,452,292	$41,845	138,941	$14	$18,663,726	$-	$(15,601,548)	$3,104,462

	Preferred Stock		Common Stock		Common Stock Payable		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(DEFICIT)
December 31, 2020	425,000	$425	306,185,206	$30,620	138,941	$14	$13,508,882	$-	$(12,956,137)	$583,804
Common stock issued for Cash	-	-	27,500,000	2,750	-	-	272,250	-	-	275,000
Common stock issued for service	-	-	3,116,279	312	-	-	124,688	-	-	125,000
Stock option expense	-	-	-	-	-	-	218,505	-	-	218,505
Common stock issued for conversion of convertible debentures and accrued interest	-	-	422,209	42	-	-	14,735	-	-	14,777
Net Loss	-	-	-	-	-	-	-	-	(440,981)	(440,981)
March 31, 2021 (unaudited)	425,000	425	337,223,694	33,724	138,941	14	14,139,060	-	(13,397,118)	776,105
Common stock issued for conversion of convertible debentures and accrued interest	-	-	6,055,358	606	-	-	59,948	-	-	60,554
Stock option expense	-	-	-	-	-	-	257,370	-	-	257,370
Net Loss	-	-	-	-	-	-	-	-	(89,805)	(89,805)
June 30, 2021 (unaudited)	425,000	$425	343,279,052	$34,330	138,941	$14	$14,456,378	$-	$(13,486,923)	$1,004,224
Common Stock issued for cash	-	-	14,600,000	1,460	-	-	363,540	-	-	365,000
Common stock issued for acquisition	-	-	27,305,442	2,731	-	-	1,447,188	-	-	1,449,919
Beneficial conversion features	-	-	-	-	-	-	12,480	-	-	12,480
Common stock issued for services	-	-	1,190,476	119	-	-	55,833	-	-	55,952
Stock option expense	-	-	-	-	-	-	303,949	-	-	303,949
Common stock issued for conversion of convertible debentures and accrued interest	-	-	6,114,516	611	-	-	60,534	-	-	61,145
Net Loss	-	-	-	-	-	-	-	-	(540,679)	(540,679)
September 30, 2021 (unaudited)	425,000	$425	392,489,486	$39,251	138,941	$14	$16,699,902	$-	$(14,027,602)	$2,711,990

The accompanying condensed notes are an integral part of these consolidated unaudited financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)

	2022	2021
Cash flows used in operating activities:
Net loss	$(1,056,944)	(1,071,465)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	97,342	29,717
Amortization of debt discount	2,767	307
Amortization of right-of-use asset	177,258	89,087
Common stock issued for services	47,500	180,952
Reserve for bad debt	2,978	32,079
Reserve for slow moving inventory	(82,446)	-
Stock Based Compensation - Options	835,893	779,824
Stock based compensation - stock grant	11,060	-
Gain on Settlement of Debt	-	(10,000)
Gain on forgiveness of PPP loan	-	(159,600)
Changes in operating assets and liabilities
Change in accounts receivable, net	(48,579)	(172,246)
Change in accounts receivable - related parties	21,959	(23,517)
Change in inventory	(371,514)	(416,993)
Change in prepaid expenses and other current assets	(87,851)	(262,666)
Change in other assets	(5,900)	18,089
Change in accounts payable and accrued liabilities	140,713	89,818
Change in customer deposits and unearned revenue	(18,894)	368,613
Change in long term lease liability	(177,732)	(88,911)
Change in other liabilities	31,450	65,195
Change in accounts payable - related parties	(18,772)	(17,425)
Net cash used in operating activities	(499,712)	(569,142)
Cash flows used in investing activities:
Cash used in asset acquisition	(30,000)	-
Cash Acquired in acquisition	-	541,378
Cash used in purchase of fixed assets, net of debt	(21,125)
Purchase of fixed assets	(9,165)	(23,677)
Net cash used in investing activities	(60,290)	517,701
Cash flows from financing activities:
Proceeds from issuance of common stock	-	275,000
Proceeds from issuance of units	205,000	365,000
Proceeds from exercise of warrants	265,000	-
Proceeds of debt – related party	66,793	-
Repayment on notes payable	-	(40,000)
Repayment of debt	(42,858)	(33,030)
Net cash provided by in financing activities	493,935	566,970
Net change in cash	(66,067)	515,529
Cash, beginning balance	643,143	345,187
Cash, end of period	$577,076	860,716
Supplemental disclosures of cash flow information:
Cash Paid for Interest	$10,549	12,678
Cash Paid for Income Taxes	$-	-
Supplemental disclosure of non-cash financing activities:
Operating lease obtained for operating lease liability	$920,615	$160,182
Common Stock issued for asset acquisition	$120,000	$1,449,919
Convertible notes issued for acquisition	$-	$350,000
Beneficial conversion feature on convertible note, related party	$19,250	$12,480
Common Stock issued for payment of convertible note interest	$30,048	$-
Fixed asset purchase through the issuance of debt	$63,375	$76,448
Common stock issued for the conversion of convertible debentures and accrued interest	$-	$136,476

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30,2022

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The following unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The balance sheet as of December 31, 2021 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2021 for a broader discussion of our business and the risks inherent in such business. The results of operations for the nine months ended September 30, 2022, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending December 31, 2022.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per EIN. At September 30, 2022 and December 31, 2021, the Company had approximately $27,405 and $205,500, respectively in excess of the FDIC insured limit.

Foreign Currency Forward Contracts

We use foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies, manage exchange rate volatility in the translation of foreign earnings, and reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. As of September 30, 2022 the Company closed out it’s only forward contract and has no further obligation relating to such.

Accounts receivable

Accounts receivable consist of amounts due from the sale of all of our products to wholesale and retail customers. The allowance for doubtful accounts is estimated based on historical customer experience and industry knowledge. The allowances for doubtful accounts totaled $46,555 and $46,555 at September 30, 2022 and December 31, 2021, respectively.

Inventory

Inventory consists of the following:

	September 30, 2022 (unaudited)	December 31, 2021

In-Transit inventory	$79,502	$130,000
Raw materials	1,260,756	1,144,190
Work in process	84,243	99,858
Finished goods	978,247	521,212
Rental Equipment	55,893	-
Inventory, net	$2,458,641	$1,895,260

Revenue Recognition

We account for revenues in accordance with Accounting Standards Codification (ASC) 606, “Revenue from Contracts with Customers” and all the related amendments. This standards core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to receive.

We recognize the sale of products under single performance obligations upon shipment of the products as that is when ownership is transferred and our performance is completed. Revenues from repair and maintenance activities is recognized when the repairs are completed and the products have been shipped.

Lease Accounting

We account for leases in accordance with ASC 842, “Leases”. The lease standard requires all leases to be reported on the balance sheet as right-of-use assets and lease obligations.

We categorize leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of September 30, 2022. Our leases generally have terms that range from three years for equipment and five to twenty years for property. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

For the three and nine months ended September 30, 2022, lease expenses were approximately $76,300 and $205,000, respectively, and approximately $39,000 and $108,000 for the three and nine months ended September 30, 2021, respectively. Cash paid for operating liabilities for the nine months ended September 30, 2022 was approximately $204,500 and approximately $98,000 for the nine months ended September 30, 2021.

During the three months ended September 30, 2022, the Company entered into a five-year lease extension for the SSI lease in Huntington Beach, CA. This extension increased the operating asset and liability by approximately $897,300.

Supplemental balance sheet information related to leases was as follows:

Operating Leases	September 30, 2022 (unaudited)
Right-of-use assets	$1,197,829

Current lease liabilities	$267,684
Non-current lease liabilities	930,378
Total lease liabilities	$1,198,062

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

Derivatives

The accounting treatment of derivative financial instruments requires that the Company record certain warrants and embedded conversion options at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of entering into certain note agreements, for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy, by earliest issuance date, in accordance with ASC 815-40-35-12 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors, as long as the certain variable issuance terms in certain convertible instruments exist.

Loss per common share

Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. At September 30, 2022 and September 30, 2021, 249,177,870 and 245,297,740, respectively, of potentially dilutive shares were not recognized as their inclusion would be anti-dilutive. These shares reflect shares potentially issuable under convertible notes, outstanding warrants, outstanding stock options and the conversion of preferred stock.

Recent accounting pronouncements

ASU 2016-13 Current Expected Credit Loss (ASC326)

In December 2021, the FASB issued and update to ASU No. 2016-13 the Current Expected Credit Losses (CECL) standard (ASC 326), which is designed to provide greater transparency and understanding of credit risk by incorporating estimated, forward-looking data when measuring lifetime Estimated Credit Losses (ECL) and requires enhanced financial statement disclosures. This guidance is effective January 1, 2023. The Company is evaluating the changes from this standard to determine the impact on its consolidated financial statements and related disclosures.

ASU 2020-06 Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts on an Entity’s Own Equity.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts on an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exceptions. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of the standard on the consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption or are not applicable.

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

Note 3. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. For the nine months ended September 30, 2022, the Company incurred a net loss of $1,056,944 of which $894,453 is non-cash stock related compensation and shares issued for service. At September 30, 2022, the Company had an accumulated deficit of $15,601,548. Despite a working capital surplus of approximately $1,983,868 at September 30, 2022, the continued losses and cash used in operations raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, control expenses, raise capital, and to continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4. Related Party Transactions

The Company sells products to Brownie’s Southport Divers, Brownie’s Yacht Toys and Brownie’s Palm Beach Divers, companies owned by the brother of Robert Carmichael, the Company’s President and Chief Financial Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers with similar sales volumes. These entities accounted for $22,261 or 7.7% and $19,484 or 17.3% of the net revenues for the three months ended September 30, 2022 and September 30, 2021, respectively, and $53,574 or 10.9% and $59,090 or 19.6% for the nine months ending September 30, 2022 and September 30, 2021, respectively. Accounts receivable from these entities totaled $54,656 and $75,161, at September 30, 2022 and December 31, 2021, respectively.

The Company sells products to BGL and 940 A, entities wholly-owned by Robert Carmichael. Terms of sale are more favorable than those extended to the Company’s regular customers, but no more favorable than those extended to the Company’s strategic partners. Accounts receivable from these entities totaled $686 and $897 at September 30, 2022 and December 31, 2021, respectively.

The Company had accounts payable to related parties of $18,495 and $37,267 at September 30, 2022 and December 31, 2021, respectively. The balance payable at September 30, 2022 was comprised of $10,052 due to 940, LLC, $2,980 due to BGL and $5,463 due to Robert Carmichael. At December 31, 2021 the balance payable was comprised of $5,000 due to Robert Carmichael and $32,267 due to BGL.

The Company has exclusive license agreements with 940 A to license the trademark “Brownie’s Third Lung”, “Tankfill”, “Brownie’s Public Safety” and various other related trademarks as listed in the agreements. The agreements provide that the Company pay 940 A 2.5% of gross revenues per quarter as a royalty. Total royalty expense for the three months ended September 30, 2022 and 2021 was $22,961 and $19,484, respectively. For the nine months ending September 30, 2022 and 2021 royalty expense was $53,574 and $59,090, respectively. The accrued royalty for September 30, 2022 was $3,942 and is included in other liabilities.

On February 2, 2022, the Company issued Charles Hyatt, a director, 10,000,000 shares from the exercise of a warrant at $0.025 per share in consideration of $250,000.

On February 2, 2022, the Company issued Grace Hyatt, the adult child of Charles Hyatt, a director, 600,000 shares from the exercise of a warrant at $0.025 per share in consideration of $15,000.

On September 30, 2022, the Company issued a convertible demand 8% promissory note in the principal amount of $66,793 to Robert Carmichael for funds to meet the working capital needs of LBI. There is no amortization schedule for the note, and interest is payable in shares of common stock of the Company at a conversion price equal to the 90 day value weighted average price (“VWAP”) of the Company’s stock prior to the quarterly interest payment date. The note holder may demand payment or convert the outstanding principal at a conversion rate of $.021 per share at any time. The conversion rate was calculated at a 35% discount to the 90 day VWAP of the Company’s stock as of the date of the note. The Company recorded $19,250 for the beneficial conversion feature. As this conversion rate is a fixed rate, the embedded conversion feature is not a derivative liability.

Note 5. Convertible Promissory Notes and Notes Payable

Convertible Promissory Notes

Convertible promissory notes consisted of the following at September 30, 2022:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Original Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Reg.
12/01/17	12/31/21	6%	50,000	(12,500)	-	-	-	-	(1)
12/05/17	12/31/21	6%	50,000	(12,500)	-	-	-	-	(2)
9/03/21	9/03/24	8%	346,500	(12,355)	346,500	(7,903)	338,597	-	(3)
9/03/21	9/03/24	8%	3,500	(125)	3,500	(76)	3,424	-	(4)
9/30/22	Demand	8%	66,793	(19,245)	66,793	(19,250)	47,543	-	(5)
					$416,793	$(27,229)	$389,564	$-

(1)	On December 1, 2017, the Company issued a 6% secured convertible promissory note in the principal amount of $50,000, initially due December 1, 2018, subject to extension, which was granted until the note was converted. The note is secured by the assets of the Company and is guaranteed by the Company’s wholly-owned subsidiaries, Trebor and BHP and the personal guarantee of Robert Carmichael.

The conversion price of the note initially ranged from $0.02 per share if converted in the first year to $0.125 per share if converted in year five. The noteholder may convert the note at any time until the note plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not timely made by the Company. The lender was limited to maximum conversion of 9.99% of the outstanding common stock of the Company at any one time. In 2019, the maturity date of the note was extended for one year to December 31, 2019 with a reduction in the conversion price to $0.01 per share. The Company recorded a loss on extinguishment of debt of $32,000 upon the modification of conversion price. On June 10, 2021, the note and accrued interest of $10,554 were converted by the holder into 6,055,358 shares of common stock in accordance with the terms of the note.

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

The conversion price under the note initially ranged from $0.02 per share if converted in the first year to $0.125 per share if converted in year five. The lender may convert at any time until the note plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender was limited to maximum conversion of 9.99% of the outstanding common stock of the Company at any one time. In 2019, the note was extended for one year to December 31, 2019 with a reduction in the conversion price to $0.01 per share. The Company recorded a loss on extinguishment of debt of $99,000 upon the modification of conversion price. On August 18, 2021, this note and accrued interest of $11,145 were converted by the holder into 6,114,516 shares of common stock in accordance with the terms of the note.

(3)	On September 3, 2021, the Company issued a three-year 8% convertible promissory note in the principal amount of $346,550 to Summit Holding V, LLC as part of the acquisition of SSI. The Company is required to make quarterly payments under the note in an amount equal to 50% of the adjusted net profit of SSI. Interest is payable quarterly in shares of common stock of the Company at a conversion price of $0.051272 per share. The note holder may convert outstanding principal and interest at a conversion price of $0.051272 per share at any time during the term of the note. The Company recorded $12,355 for the beneficial conversion feature. This note is classified as a long-term liability for this period.

(4)	On September 3, 2021, the Company issued a three-year 8% promissory note in the principal amount of $3,500 to Tierra Vista Partners, LLC as part of the acquisition of SSI. The Company is required to make quarterly payments under the note in an amount equal to 50% of the adjusted net profit of SSI. Interest is payable quarterly in common stock of the Company at a conversion price of $0.051272 per share. The note holder may convert outstanding principal and unpaid interest at a conversion price of $0.051272 at any time up to the maturity date of the note. The Company recorded $125 for the beneficial conversion feature. This note is classified as a long-term liability for this period.

(5)	On September 30, 2022, the Company issued a convertible demand 8% promissory note in the principal amount of $66,793 to Robert Carmichael for funds to meet the working capital needs of LBI. There is no amortization schedule for the note, and interest is payable in shares of common stock of the Company at a conversion price equal to the 90 day VWAP of the Company’s stock prior to the quarterly interest payment date. This note is classified as a current liability as the note holder may demand payment or convert the outstanding principal at a conversion rate of $0.021 per share at any time. The Company recorded $19,250 for the beneficial conversion feature.

Loan Payable

Marlin Note

On September 30, 2019 the Company, through its wholly owned subsidiary BLU3, executed an equipment finance agreement for the purchase of certain plastic molding equipment through Marlin Capital Solutions. The initial principal balance was $96,725 payable in 36 equal monthly installments of $3,144. The equipment finance agreement contains customary events of default. The loan balance was $3,116 as of September 30, 2022.

Payment Amortization
2022 (3 months remaining)	3,116
Total Loan Payments	$3,116
Current portion of Loan payable	(3,116)
Non-Current Portion of Loan Payable	$-

Mercedes Benz Note

On August 21, 2020, the Company executed an installment sales contract with Mercedes Benz Coconut Creek for the purchase of a 2019 Mercedes Benz Sprinter delivery van. The installment agreement was for $55,841 with a zero interest rate payable over 60 months with a monthly payment of $931 and is personally guaranteed by Robert Carmichael. The first payment was due on October 5, 2020. The loan balance was $33,815 as of September 30, 2022. .

Payment Amortization
2022 (3 months remaining)	$2,793
2023	$11,168
2024	$11,168
2025 and thereafter	$8,684
Total note payments	$33,815
Current portion of note payable	$(11,168)
Non-Current Portion of notes payable	$22,647

Navitas Note

On May 19, 2021 the Company, through its wholly owned subsidiary BLU3, executed an equipment finance agreement for the purchase of certain plastic molding equipment through Navitas Credit Corp. (“Navitas”). The amount financed is $79,309 payable in 60 equal monthly installments of $1,611. The equipment finance agreement contains customary events of default. The agreement was fully funded as of September 30, 2021.

Payment Amortization
2022 (3 months remaining)	3,386
2023	15,342
2024	16,629
2025	18,204
2026	6,007
Total Note Payments	$58,568
Current portion of Note payable	(15,036)
Non-Current Portion of Note Payable	$43,532

Alliance Lease

On January 19, 2022, SSI entered into a capital lease with Alliance Funding Group (“Lessor”) to secure a new piece of essential equipment for its operations. The lease has a 36 month term with a monthly payment of $3,522. At the end of the lease SSI has the option to purchase the equipment for $3,522 plus applicable taxes. The total purchase price of the equipment was $108,675. The vendor was unable to supply the equipment, and the purchase order for this equipment was cancelled in May 2022. The Lessor initially funded 50% of the purchase price, or approximately $54,000, directly to the vendor which the vendor has committed to return once properly instructed by the Lessor. This lease was cancelled effective June 29, 2022. For the nine months ended September 30, 2022, the Company wrote off approximately $6,300 related to fees for cancellation of this financing.

NFS Note

On June 29, 2022, SSI executed an equipment financing agreement with NFS Leasing (“NFS Leasing”) to secure replacement production molds. The total purchase price of the molds was $84,500 of which $63,375 was financed by NFS Leasing on August 15, 2022. The financing agreement has a 33 month term beginning in August 2022 with a monthly payment of $2,571. The financing agreement contains customary events of default, is guaranteed by the Company and NFS Leasing has a lien on all of the assets of SSI.

Payment Amortization
2022 (3 months remaining)	2,571
2023	22,197
2024	26,279
2025 (5 months)	12,329
Total Note Payments	$63,376
Current portion of Note payable	(18,863)
Non-Current Portion of Note Payable	$44,513

Note 6. Business Combination

Merger with Submersible Systems, Inc.

On September 3, 2020, the Company completed its merger with SSI. Under the terms of the Merger Agreement, the Company paid $1.79 million, consisting of the issuance of 27,305,442 shares of its common stock (valued at $1.4 million) and the issuance of 8% unsecured convertible promissory notes in the aggregate principal amount of $350,000 in exchange for all of the equity of SSI. The 27,305,442 shares are subject to leak out agreements whereby the sellers are unable to sell or transfer shares based upon the following:

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

The value of the stock was calculated based on the VWAP of a share of the Company’s common stock on the OTC Markets for (i) 180 days prior to the date of the parties’ execution and delivery of the binding term sheet for the merger or (ii) 180 days prior to the closing date of the merger, whichever results in a lower VWAP which resulted in a conversion price of $0.051271831 and the issuance of 27,305,442 shares of common stock with a fair value of $1,449,919 on the closing date.

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

As of September 30, 2022, the Company recorded an estimated fair value of the intangible assets and goodwill of $992,986 based on a preliminary purchase price allocation prepared by management. As a result, during the preliminary purchase price allocation period, which may be up to one year from the business combination date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the preliminary purchase price allocation period, we record adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period in our operating results in the period in which the adjustments were determined.

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

In consideration for the assets purchased, the Company paid $150,000 to the LLC Members. The purchase price was paid by (a) the issuance to the LLC Members of an aggregate of 3,084,831 shares of the Company’s common stock (the “Consideration Shares”) with a fair market value of $120,000; and (b) a cash payment of $30,000.

The Consideration Shares are subject to leak out agreements whereby the shareholders are unable to sell or transfer shares based upon the following:

Holding Period from Closing Date	Percentage of shares eligible to be sold or transferred
6 months	Up to 25.0%
9 months	Up to 50.0%
12 months	Up to 100.0%

The leak-out restriction may be waived by the Company, upon written request by a LLC Member, if the Company’s common stock is trading on the NYSE American or Nasdaq, and has a rolling 30-day average trading volume of 50,000 shares per day; provided, however, that (i) only up to 5% of the previous days total volume can be sold in one day and (ii) only through executing trades “On the Offer.”

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

Nine months ended September 30, 2021 (unaudited)
Revenue	$5,489,338
Net Loss	$(1,096,903)
Basic and Diluted Loss per Share	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	348,134,156

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

Nine months ended September 30, 2022 (unaudited)
Revenue	$7,261,794
Net Loss	$(1,126,690)
Basic and Diluted Loss per Share	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	408,904,845

Note 7. Goodwill and Intangible Assets, Net

The following table sets for the changes in the carrying amount of the Company’ Goodwill for the quarter ended September 30, 2022.

2022
Balance, January 1	$249,986
Addition:	-
Balance, September 30	$249,986

The following table sets for the components of the Company’s intangible assets at September 30, 2022:

	Amortization Period (Years)	Cost	Accumulated Amortization	Net Book Value

Intangible Assets Subject to amortization
Trademarks	15	$121,000	$(8,695)	$112,305
Customer Relationships	10	600,000	(65,000)	535,000
Non-Compete Agreements	5	22,000	(4,767)	17,233
Total		$743,000	$(78,462)	$664,538

The aggregate amortization remaining on the intangible assets as of September 30, 2022 is a follows:

Intangible Amortization
2022 (3 months remaining)	$18,108
2023	72,467
2024	72,467
2025	72,467
2026	71,367
Thereafter	357,662
Total	$664,538

Note 8. Stockholders’ Equity

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

On June 30, 2022, the Company issued 449,522 shares of common stock to the holders of convertible notes for payment of interest through June 30, 2022. The fair value of these shares were $23,048.

On September 7, 2022, the Company issued to two accredited investors, 8,541,666 units of the Company, with each unit consisting of one share of common stock and a two-year common stock purchase warrant to purchase one share of common stock at an exercise price of $0.024 per share in consideration of $205,000. The Company did not pay any fees or commissions in connection with the sale of the units.

On September 30, 2022, the Company issued 136,527 shares of common stock to the holders of convertible notes for payment of interest for the three months ending September 30, 2022. The fair value of these shares were $7,000.

Preferred Stock

During the second quarter of 2010, the holders of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of blank check preferred stock. The blank check preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company from time to time in accordance with the provisions of the Florida Business Corporation Act. In April 2011, the Board of Directors designated 425,000 shares of the blank check preferred stock as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into a share of the Company’s common stock at any time at the option of the holder at a conversion price of $18.23 per share. Holders of shares of Series A Convertible Preferred Stock are entitled to 250 votes for each share held. The Company’s common stock and Series A Convertible Preferred Stock vote together on any matters submitted to our shareholders. As of September 30, 2022, and December 31, 2021, the 425,000 shares of Series A Convertible Preferred Stock are owned by Robert Carmichael.

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

Equity Compensation Plan Information as of September 30, 2022:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted – average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans Approved by Security Holders	3,742,647	$.0396	21,257,353
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	3,742,647	$.0396	21,257,353

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

The fair value of the Carmichael Option on the date of the grant was $4,370,109 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate of .26%, (ii) expected life of 1.5 years, (iii) dividend yield of 0%, and (iv) expected volatility of 320%. The Company analyzed the likelihood that the vesting qualifications would be met. As of December 31, 2021, 25,000,000 of options were vested as the targeted net revenues were reached and three quarters of Tranche 2 was also met and fully expensed through December 31, 2021. For the nine months ended September 30, 2022 the Company revenues reached the target revenues for Tranche 2, and an additional 25,000,000 shares of the option vested. Stock option expense recognized during the three and nine months ended September 30, 2022 for this option was $218,505 and $655,515, respectively.

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

The fair value of the Bonus Options on the date of the grant was $578,082 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate of .14%, (ii) expected life of 2.0 years, (iii) dividend yield of 0%, and (iv) expected volatility of 312.2%. The Company analyzed the likelihood that the vesting qualifications would be met, and as of September 30, 2022, it was deemed that the Company met the qualifications for four quarters for Tranches 1 and 2. For the three and nine months ended September 30, 2022, the Company recognized option expense related to these options of $24,333 and $63,266, respectively.

On June 14, 2021, the Company issued options to purchase up to an aggregate of 1,125,000 shares of common stock to various employees under the Plan. The options were issued pursuant to stock option grant agreements and are exercisable at $0.036 per share for a period of four years from the date of issuance, with 12.5% of the options vesting each fiscal quarter over a period of two years. The fair value of the options totaled $38,369 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate of .21%, (ii) expected life of 2 years, (iii) dividend yield of 0%, (iv) expected volatility of 304.77%. The stock options expense recognized for the three and nine months ended September 30, 2022 was $4,142 and $12,426, respectively.

On August 1, 2021 as part of the Blake Carmichael Employment Agreement (as defined below), the Company granted Blake Carmichael a five-year option to purchase 3,759,400 shares of the Company’s common stock at an exercise price of $0.0399, (the “BC Compensation Options”). The BC Compensation Options vested 33.3% upon the execution of the agreement, 33% at the first anniversary date and 33% upon the second anniversary date. The fair value of the options on the date of the grant was $149,076 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate of .25%, (ii) expected life of 2.5 years, (iii) dividend yield of 0%, and (iv) expected volatility of 346.36%. The Company expensed $49,692 as for the three and nine months ended September 30, 2022.

As part of the Blake Carmichael Agreement, the Company granted Blake Carmichael a five-year option to purchase up to 18,000,000 shares of common stock which vest annually on a contract year basis, based upon the achievement of certain revenue and EBITA financial metrics. The fair value of the BC Bonus Options was $713,777 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate of 0.25%, (ii) expected life of 2.5 years, (iii) dividend yield of 0%, (iv) expected volatility of 346.36%, and (v) exercise price of 0.0399 per share. The Company analyzed the likelihood that the vesting qualifications would be met, and as of September 30, 2022, it was deemed that it was likely that 500,000 shares would be issued at the end of the first year, and accordingly was fully expensed as of December 31, 2021. For the three and nine months ended September 30, 2022 there were no material changes to vesting qualifications and no stock option expense was recognized.

During the third quarter of 2021, the Company issued options to purchase up to an aggregate of 175,000 shares of common stock to two employees under the Plan. The options were issued pursuant to stock option grant agreements and are exercisable at a range of $.044 to $.049 per share for a periods ranging from three to four years from the date of issuance, with quarterly vesting periods over one to two years. The fair value of the options totaled $7,149 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate from .155% to .20%, (ii) expected life of 1.5 to 2 years, (iii) dividend yield of 0%, and (iv) expected volatility of 249.38% to 287.12%. The stock options expense recognized for the three and nine months ended September 30, 2022 was $1,494 and $4,483, respectively.

On September 3, 2021, the Company issued options to purchase up to an aggregate of 300,000 shares of common stock under the Plan to Christeen Buban, President of SSI. The options were issued pursuant to the Buban Employment Agreement and a stock option grant agreement and are exercisable at $0.053 per share for a period of five years from the date of issuance, with 12.5% of the options vesting each fiscal quarter over a period of two years. The fair value of the options totaled $15,814 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate of 0.315%, (ii) expected life of 2.5 years, (iii) dividend yield of 0%, and (iv) expected volatility of 339.21%. The stock options expense recognized for the three and nine months ended September 30, 2022 was $1,977 and $5,930, respectively.

In connection with the Buban Employment Agreement, the Company granted Ms. Buban that will grant Ms. Buban a five-year option (the “Buban Bonus Option”) to purchase up to 7,110,000 shares of the Company’s common stock which vest annually on a contract year basis, based upon the achievement of certain revenue and EBITA financial metrics. The fair value of the Buban Bonus Option was $374,786 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate of .3150%, (ii) expected life of 2.5 years, (iii) dividend yield of 0%, (iv) expected volatility of 339.21%, and (v) exercise price of $0.0531 per share. The measurement period for the Buban Bonus Option began on September 3, 2021. The Company analyzed the likelihood that vesting qualifications would be met during the contract year and deemed that there was no option expense to be recognized for the nine months ended September 30, 2022.

On September 3, 2021 the Company issued options to purchase up to an aggregate of 500,000 shares of common stock to various employees of SSI under the Plan. The options were issued pursuant to a stock option grant agreement and is exercisable at $0.0531 per share for a period of four years from the date of issuance, with 12.5% of the options vesting each fiscal quarter over a period of two years. The fair value of the options totaled $25,201 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate of 0.21%, (ii) expected life of 2 years, (iii) dividend yield of 0%, (iv) expected volatility of 276.1%. The stock options expense recognized for the three and nine months ended September 30, 2022 was $3,150 and $9,450, respectively.

During the fourth quarter of 2021, the Company issued options to purchase up to an aggregate of 100,000 shares of common stock to two employees under the Plan. The options were issued pursuant to stock option grant agreements and are exercisable at a range of $.040 to $.0419 per share for a period of four years of from the date of issuance, with quarterly vesting periods over two years. The fair value of the options totaled $3,863 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate of .204% (ii) expected life of 2 years, (iii) dividend yield of 0%, (iv) expected volatility of 249.38% to 287.12%. The stock options expense recognized for the three and nine months ended September 30, 2022 was $483 and $1,449, respectively.

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

On January 21, 2022, the Company issued options to purchase up to an aggregate of 75,000 shares of common stock to an employee under the Plan. The options were issued pursuant to stock option grant agreements and are exercisable at $0.032 per share for a period of four years from the date of issuance, with quarterly vesting periods over two years. The fair value of the options totaled $2,259 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate of 1.016% (ii) expected life of 2 years, (iii) dividend yield of 0%, and (iv) expected volatility of 266.8%. The stock options expense recognized for the three and nine months ended September 30, 2022 was $283 and $847, respectively.

During the three months ended June 30, 2022, the Company issued options to purchase up to an aggregate of 217,647 shares of common stock to three employees under the Plan. The options were issued pursuant to stock option grant agreements and are exercisable at a range of $.038 to $.045 per share for a period of four years of from the date of issuance, with quarterly vesting periods over two years. The fair value of the options totaled $8,239 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate ranging from 2.495% to 2.602% (ii) expected life of 2 years, (iii) dividend yield of 0%, (iv) expected volatility of 228.7% to 232.7%. The stock options expense recognized for the three and nine months ended September 30, 2022 was $1,030 and $2,060, respectively.

On April -8, 2022, the Company issued an option to purchase up to 300,000 shares of common stock to one contractor under the Plan. The option was issued pursuant to a stock option grant agreement and is exercisable at $.0406 per share for a period of four years of from the date of issuance. The options vested immediately. The fair value of the options totaled $10,988 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate of 2.469% (ii) expected life of 2 years, (iii) dividend yield of 0%, (iv) expected volatility of 232.41%. The stock options expense of $10,988 was fully recognized as of the three and nine months ended September 30, 2022.

On May 16, 2022, the Company issued an option to purchase up to 1,000,000 shares of common stock to one employee under the Plan. The option was issued pursuant to a stock option grant agreement and is exercisable at $.0325 per share for a period of four years of from the date of issuance, with quarterly vesting periods over three quarters. The fair value of the options totaled $29,161 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate of 2.590% (ii) expected life of 2 years, (iii) dividend yield of 0%, (iv) expected volatility of 228.97%. The stock options expense recognized for the three and nine months ended September 30, 2022 was $9,720 and $19,440, respectively.

In August, 2022, the Company issued options to purchase up to 100,000 shares of common stock to two employees under the Plan. The options were issued pursuant to stock option grant agreements and are exercisable at a range of $.0302 to $.0320 per share for a period of four years of from the date of issuance, with quarterly vesting periods over two years. The fair value of the options totaled $2,736 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate ranging from 3.178% to 3.4330% (ii) expected life of 2 years, (iii) dividend yield of 0%, (iv) expected volatility of 216.84% to 218.13%. The stock options expense recognized for the three and nine months ended September 30, 2022 was $342 and $342, respectively

On September 27, 2022, the Company issued options to purchase up to 50,000 shares of common stock to one employee under the Plan. The options were issued pursuant to stock option grant agreements and are exercisable at $.0225 per share for a period of four years of from the date of issuance, with quarterly vesting periods over two years. The fair value of the options totaled $987 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate of 4.287% (ii) expected life of 2 years, (iii) dividend yield of 0%, (iv) expected volatility of 215.16%. There was no stock option expense recognized for the three and nine months ended September 30, 2022.

A summary of the Company’s outstanding stock options as of December 31, 2021, and changes during the nine months ended September 30, 2022 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2021	233,128,266	$0.0362	2.23	$795,201
Granted	1,742,647	0.0353
Forfeited	(125,000)	0.0360
Exercised	-	-
Outstanding – September 30, 2022 (unaudited)	234,745,913	$0.0362	1.50
Exercisable – September 30, 2022 (unaudited)	107,076,836	$0.0322	1.35	$548,121

At September 30, 2022, there was approximately $3,689,900 of unrecognized stock option expense which may be recognized only if the full vesting requirements for these options are met.

At September 30, 2022, there was approximately $98,500 of total unrecognized stock option expense which is expected to be recognized on a straight-line basis over a weighted-average period of 1.8 years.

Warrants

On September 1, 2021, the Company issued Charles Hyatt 10,000,000 units, each unit consisted of one share of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $0.025 per share in consideration of $250,000.

On September 1, 2021, the Company issued Grace Hyatt, the adult child of Charles Hyatt, 600,000 units, each unit consisted of one share of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $0.025 per share in consideration of $15,000.

In September, 2021, the Company issued 4,000,000 units to three accredited investors, each unit consisting of one share of common stock and a two-year warrant to purchase one share of common stock at $0.025 per share in consideration of $100,000.

On February 2, 2022, the Company issued Charles Hyatt 10,000,000 shares of common stock upon the exercise of a warrant at $0.025 per share in consideration of $250,000.

On February 2, 2022, the Company issued Grace Hyatt, the adult child of Charles Hyatt, 600,000 shares of common stock upon the exercise of a warrant at $0.025 per share in consideration of $15,000.

On September 7, 2022, the Company issued to two accredited investors, 8,541,666 units of the Company, with the unit consisting of one share of common stock and a two-year common stock purchase warrant to purchase one share of common stock at an exercise price of $0.024 per share in consideration of $205,000.

A summary of the Company’s warrants as of December 31, 2021 and changes during the nine months ended September 30, 2022 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2021	14,600,000	$0.025	1.67	$153,300
Granted	8,541,666	$0.024
Exercised	(10,600,000)	$0.025
Forfeited or Expired	-
Outstanding – September 30, 2022	12,541,666	$0.0243	1.62
Exercisable – September 30, 2022	12,541,666	$0.0243	1.62	$64,979

Note 9. Commitments and contingencies

Leases

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

Royalty Agreement

On June 30, 2020, the Company entered into Amendment No. 2 to its Patent License Agreement with Setaysha Technical Solutions, LLC (“STS”). The amendment set certain limits and expectations of the assistance from STS related to designing and commercializing certain diving products and revised the royalty payments due to STS as consideration for uncompensated services. The Company is obligated to pay STS a minimum yearly royalty of $60,000, or $15,000 per fiscal quarter, beginning in December 2019 and increasing by 2.15% per year. The minimum royalty was temporarily increased to $60,000 for fiscal years 2022, 2023 and 2024, with a fourth quarter true up against earned royalties. In addition, if the Company terminates the Agreement with STS prior to December 31, 2023, the Company is obligated to pay STS $180,000, less cumulative royalties paid in excess of $200,174 for the years 2019 through 2024. In accordance with the amendment, the Company will pay additional minimum royalties of $60,000 per year or $15,000 per quarter for the years 2022 through 2024. Royalty recorded under this Agreement was $54,708 and $24,854 for the three months ended September 30, 2022 and 2021, respectively, and $149,024 and $79,809 for the nine months ended September 30, 2022 and 2021, respectively.

Consulting and Employment Agreements

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

On May 2, 2022, LBI, entered into a lease assignment agreement with Gold Coast Scuba, LLC and Vicnsons Realty Group, LLC whereby LBI is the assignee to the remainder of the lease for the property located at 259 Commercial Blvd., Suites 2 and 3 in Lauderdale-By-The Sea, Florida. The lease is in its third year of a three year term and has a $2,816 per month base rent. The lease provides an option to renew for an additional term of two years with an increase of base rent by 3.5%

On September 14, 2022, SSI entered into a sixty-month lease renewal for its facility in Huntington Beach, California commencing on February 1, 2022. Terms included base rent of approximately $17,550 per month for the first 24 months with an annual escalation clause of 3.0% thereafter. Obligations under the lease are guaranteed by the Company. The Company paid an additional security deposit of $10,727 upon entering into the lease.

On September 30, 2022, SSI entered into a sublease of its facility in Huntington Beach, California with Camburg Engineering, Inc.(“Tenant”) commencing October 1, 2022, The term of the sublease is through December 31, 2023 with a base monthly rent of $2,247 for the first twelve months with an 3% annual escalation thereafter. The Tenant also pays a monthly common area maintenance of $112. The Tenant provided a security deposit of $2,426 upon entering into the sublease.

Legal

The Company was a defendant in an action, Basil Vann, as Personal Representative of the Estate of Jeffrey William Morris v. Brownie’s Marine Group, Inc., filed on May 6, 2019 in the Circuit Court of the 17th Judicial Circuit, Broward County, Florida. The complaint, which relates to consulting services provided to the Company by the deceased between 2005 and 2017, alleges breach of contract and quantum meruit and is seeking $15,870.97 in unpaid consulting fees together with interest. In April 2020, the Company filed a Motion to Dismiss, and at a hearing held in May 2021, the Court struck certain allegations contained in the complaint, the parties agreed that the quantum meruit allegation is deemed to be an alternative to the breach of contract allegation, but permitted certain other allegations to stand. The parties entered mediation pursuant to the Court’s order. This action was settled for $10,000 on July 12, 2021. The Company paid monthly installments of $1,000. The settlement was fully paid during the second quarter of 2022.

Note 10. Segment Reporting

The Company has five operating segments as described below:

1.	SSA Products, which sells recreational multi-diver surface supplied air diving systems.

2.	High Pressure Gas Systems, which sells high pressure air and industrial gas compressor packages.

3.	Ultra Portable Tankless Dive Systems, which sells next generation electric surface supply air diving systems and electric shallow dive system that are battery operated and completely portable to the user.

4.	Redundant Air Tank Systems, which manufactures and distributes a line of high pressure tanks and redundant air systems for the military and recreational diving industries.

5.	Guided Tour and Retail, which provides guided tours using the BLU3 technology, and also operates as a reteal store for the diving community.

Three Months Ended

September 30

(unaudited)

	Legacy SSA Products		High Pressure Gas Systems		Ultra Portable Tankless Dive Systems		Redundant Air Tank Systems		Guided Tour Retail		Total Company
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Net Revenues	$913,785	$976,904	$350,839	$119,392	$980,169	$341,287	$471,051	$121,131	$92,960	$-	$2,808,804	$1,558,714
Cost of Revenue	$(578,234)	(644,525)	(254,649)	(84,532)	(587,997)	(362,566)	(321,984)	(92,063)	(109,084)	-	(1,851,948)	(1,183,686)
Gross Profit	335,551	332,379	96,190	34,860	392,172	(21,279)	149,067	29,068	(16,124)	-	956,856	375,028
Depreciation	4,370	4,517	-	-	4,479	5,165	19,054	6,639	2,637	-	30,540	16,321
Income (loss) from Operations	$(154,666)	$(312,790)	$6,904	$(3,155)	$14,699	$(202,594)	$(91,169)	$(16,025)	$(48,408)	$-	(272,640)	(534,504)

Nine Months Ended

September 30

(unaudited)

	Legacy SSA Products		High Pressure Gas Systems		Ultra Portable Tankless Dive Systems		Redundant Air Tank Systems		Guided Tour Retail		Total Company
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Net Revenues	$2,291,916	$2,419,920	$897,849	$477,085	$2,659,027	$1,204,265	$1,192,986	$121,131	$143,233	$-	$7,185,011	$4,222,401
Cost of Revenue	(1,598,618)	(1,682,597)	(555,688)	(279,209)	(1,574,982)	(885,223)	(837,054)	(92,063)	(123,219)	-	(4,689,561)	(2,939,092)
Gross Profit	693,298	737,323	342,161	197,876	1,084,045	319,042	355,932	29,068	20,014	-	2,495,450	1,283,309
Depreciation	13,109	13,077	-	-	13,435	10,001	68,161	6,639	2,637	-	97,342	29,717
Income (loss) from operations	$(859,224)	$(1,071,220)	$89,068	$46,435	$48,922	$(188,534)	$(259,274)	$(16,025)	$(45,171)	$-	(1,025,679)	$(1,229,344)
											-
Total Assets	$1,511,872	$1,679,021	$383,827	$314,514	$1,193,570	$904,386	$2,739,757	$2,210,009	$249,898	$-	$6,078,924	$5,107,930

Note 11. Subsequent Events

Effective as of October 10, 2022, Liggett & Webb, P.A. (“Liggett & Webb”) resigned as the independent registered public accounting firm engaged to audit the financial statements of the Company. Also on such date, the Company’s Board of Directors engaged Assurance Dimensions, Inc. to serve as its independent registered public accounting firm to review its Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

The reports of Liggett & Webb on the financial statements of the Company for the fiscal years ended December 31, 2021 and December 31, 2020, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such reports included an explanatory paragraph with respect to the Company’s ability to continue as a going concern.

During the years ended December 31, 2021 and December 31, 2020, and the subsequent interim periods from January 1, 2022 through the date of this report, there were no (a) disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K) with Liggett & Webb on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Liggett & Webb’s satisfaction, would have caused Liggett & Webb to make reference to the subject matter thereof in connection with its reports for such years; or (b) reportable events, as described under Item 304(a)(1)(v) of Regulation S-K.

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

Results of Operations

Net Revenues, Costs of Net Revenues and Gross Profit

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Net revenues increased 80.2% for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 as a result of a 187.2% increase in revenue for BLU3, Inc. from the continued expansion of its customer base as well as the addition of NOMAD to its product line, an increase in LWA’s revenues of 193.9% as a result of the addition of a new distributor in Mexico during the three months ended September 30, 2022 and the addition of revenue from both SSI and LBI. SSI was acquired in September, 2021, therefore SSI revenue for the three months ended September 30, 2021 reflected only a partial month of revenue activity. For the three months ended September 30, 2022, cost of net revenues was 65.9% as compared with the cost of revenues of 75.9% for the three months ended September 30, 2021. Included in cost of net revenues are royalty expenses paid to Robert Carmichael which increased 17.8% for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Gross profit margin was 34.1% for the three months ended September 30, 2022 as compared to gross profit margin of 24.1% for the three months ended September 30, 2021. The improvement in gross margin, is directly attributable to improvement in BLU3’s margin from a negative 6.2% margin for the three months ended September 30, 2021 to a 40.0% margin for the three months ended September 30, 2022.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Net revenues increased 70.2% for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This increase is a result of a 120.8% increase in revenue for BLU3, Inc. from the continued expansion of its customer base as well as the addition of NOMAD to its product line, an increase in LWA’s revenues of 88.2% as a result of the expansion of its customer base with the addition of a new distributor in Mexico during the nine months ended September 20, 2022 and the addition of SSI and LBI revenue. SSI was acquired in September, 2021 therefore SSI revenue for the three months ended September 30, 2021 reflected only a partial month of revenue activity. These revenue increases were offset by a decrease of 5.3% in revenue for BTL. For the nine months ended September 30, 2022, cost of net revenues was 65.3% as compared with the cost of revenues of 69.6% for the nine months ended September 30, 2021. Included in cost of net revenues are royalty expenses paid to a third party which increased 86.7% for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Gross profit margin was 34.7% for the nine months ended September 30, 2022 as compared to gross profit margin of 30.4% for the nine months ended September 30, 2021. The improvement in gross margin, of 4.3% of revenue is a result of a 14.3% margin increase in the BLU3 product line.

The following tables provides net revenues, total costs of net revenues and gross profit margins for our segments for the periods presented.

Net Revenues

	Three Months Ended September 30,		% of	Nine Months Ended September 30,		% of
	2022	2021	Change	2022	2021	Change
	(unaudited)			(unaudited)
Legacy SSA Products	$913,785	$976,904	(6.5)%	$2,291,916	$2,419,920	(5.3)%
High Pressure Gas Systems	350,839	119,392	193.9%	897,849	477,085	88.2%
Ultra-Portable Tankless Dive Systems	980,169	341,287	187.2%	2,659,027	1,204,265	120.8%
Redundant Air Tank Systems	471,051	121,131	288.9%	1,192,986	121,131	884.9%
Guided Tour Retail	92,960	-	100.0%	143,233	-	100.0%
Total net revenues	$2,808,804	$1,558,714	80.2%	$7,185,011	$4,222,401	70.2%

Cost of revenues as a percentage of net revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Legacy SSA Products	63.3%	66.0%	69.8%	69.5%
High Pressure Gas Systems	72.6%	70.8%	61.9%	58.5%
Ultra-Portable Tankless Dive Systems	60.0%	106.2%	59.2%	73.5%
Redundant Air Tank Systems	68.4%	76.0%	70.2%	76.0%
Guided Tour Rental	117.3%	-	86.0%	-

Gross profit (loss) margins

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Legacy SSA Products	36.7%	34.0%	30.2%	30.5%
High Pressure Gas Systems	27.4%	29.2%	38.1%	41.5%
Ultra-Portable Tankless Dive Systems	40.0%	(6.2)%	40.8%	26.5%
Redundant Air Tank Systems	31.6%	24.0%	29.8%	24.0%
Guided Tour Rental	(17.3)%	-	14.0%	-

SSA Products

Net revenues decreased 5.3% for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The decrease can be primarily attributed to a 12.3% decrease in the dealer segment for the nine months ended September 30, 2022 as compared to the same period in 2021. The decrease in dealer orders can be attributed to the 22.1% net revenue decrease during the three months ended September 30, 2022 as compared the same period in 2021 as a result of, we believe, many dealers increasing purchases during the first quarter of 2022 for the summer season and holding with restocking orders due to trepidation regarding the economy. Affiliate sales, while the smallest segment of revenue increased 348.7% for the three months ending September 30, 2022 as compared to the three months ended September 30 30, 2021 and increased 56.0% for the nine months ended September 30, 2022 compared to the nine month ended September 30, 2021. Direct to consumer sales increased 5.1% for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 as direct consumer demand continues to shift to online sales.

The costs of revenues as a percentage of net revenues in this segment increased slightly from 69.5% to 69.8% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to a decrease in margins in the direct to consumer and dealer segments.

A breakdown of the revenue channels for this segment are below. Direct to Consumer represents items sold via our website, trade shows and walk-ins to our factory store. Dealer revenue represents sales to customers under dealer agreements which typically have lower margins. Affiliates are resellers of our products with which we do not have formal dealer arrangements.

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	% change	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Dealers	$514,566	$660,180	(22.1)%	70.3%	70.4%	29.7%	29.6%
Direct to Consumer (includes website )	375,680	311,479	20.6%	55.3%	54.8%	44.7%	45.2%
Affiliates	23,539	5,245	348.7%	36.5%	173.4%	63.5%	(73.4)%
Total	$913,785	$976,904	(6.5)%	63.3%	66.0%	36.7%	34.0%

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin
	Nine months ended September 30, 2022	Nine months ended September 30, 2021	% change	Nine months ended September 30, 2022	Nine months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Dealers	$1,383,321	$1,577,607	(12.3)%	74.8%	75.3%	25.2%	24.7%
Direct to Consumer (includes website )	837,214	796,565	5.1%	59.4%	57.2%	40.6%	42.8%
Affiliates	71,381	45,748	56.0%	92.3%	85.8%	7.7%	14.2%
Total	$2,291,916	$2,419,920	(5.3)%	69.8%	69.5%	30.2%	30.5%

High Pressure Gas Systems

Sales of high-pressure breathing air compressors increased 88.2% for the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021 as LWA was able to continue to supply its customers with their needs despite industry supply chain issues. The reseller segment revenues increased significantly by 205.7% and 73% for the three and nine months ended September 30, 2022 as compared to the same periods in the prior year with the addition of a new distributor in Mexico in July 2022. The Original Equipment Manufacturer segment continued to show growth of 156.0% through the nine months ended September 30, 2022 due to international orders to boat manufacturers but decreased 280.3% for the three months ended September 30, 2022 as compared to the same period in the prior year, as OEM volume has proven to be sporadic. The direct to consumer segment, which includes yacht owners and direct to dive stores, increased 69.9% for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 and increased 102.8% for the nine months ended September 30, 2022 as compared to September 30, 2021, as this segment has become more active post-COVID, and we believe these customers are beginning to re-invest in their operations.

Costs of revenues as a percentage of net revenues in this segment increased to 61.9% for the nine months ended September 30, 2022 as compared to 58.5% for the nine months ended September 30, 2021. This increase is attributed increased revenue in the reseller segment during the three months ended September 30, 2022, which yields a lower margin than that of the segments as these customers are typically larger volume customers and are given volume discounts.

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	% change	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Resellers	$316,914	$103,667	205.7%	76.1%	73.6%	23.9%	26.4%
Direct to Consumers	20,903	12,301	69.9%	28.1%	53.4%	71.9%	46.6%
Original Equipment Manufacturers	13,022	3,424	280.3%	57.4%	48.1%	42.6%	51.9%
Total	$350,839	$119,392	193.9%	72.6%	70.8%	27.4%	29.2%

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin
	Nine months ended September 30, 2022	Nine months ended September 30, 2021	% change	Nine months ended September 30, 2022	Nine months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Resellers	$556,454	$321,590	73.0%	65.6%	73.0%	34.4%	27.0%
Direct to Consumers	216,148	106,564	102.8%	55.3%	49.1%	44.7%	50.9%
Original Equipment Manufacturers	125,247	48,931	156.0%	57.0%	83.9%	43.0%	16.1%
Total	$897,849	$477,085	88.2%	61.9%	58.5%	38.1%	41.5%

Ultra Portable Tankless Dive Systems

Net revenue for the nine months ended September 30, 2022 in the Ultra Portable Tankless Dive System segment increased 120.8% as compared to the nine months ended September 30, 2021 as a result of the addition of the Nomad product line. The 146.2% increase in the Dealers segment represents the continued expansion of the international dealer base. The addition of Nomad to the Amazon segment during the three months ended September 30, 2022 resulted in a 334.1% growth in that segment as compared to the three months ended September 30, 2021.

Cost of revenues from this segment as a percentage of net revenues for the three and nine months ended September 30, 2022 showed improvement over both the three and nine months ended September 30, 2021, primarily due to the impact of the cost and production efficiencies of the Nomad dive system and the resulting increase in margin as a percentage of revenue for the same periods in 2022 as compared to 2021.

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	% change	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Direct to Consumer	366,178	146,901	149.3%	67.3%	82.4%	32.7%	17.6%
Amazon	410,513	94,569	334.1%	44.6%	106.8%	55.4%	(6.8)%
Dealers	203,478	99,817	103.9%	78.0%	82.9%	22.0%	17.1%
Total	$980,169	$341,287	187.2%	60.0%	106.2%	40.0%	(6.2)%

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin
	Nine months ended September 30, 2022	Nine months ended September 30, 2021	% change	Nine months ended September 30, 2022	Nine months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Direct to Consumer	906,133	487,566	85.8%	57.6%	61.3%	42.4%	38.7%
Amazon	859,633	353,834	142.9%	54.1%	90.1%	45.9%	9.9%
Dealers	893,261	362,865	146.2%	65.8%	73.6%	34.2%	26.4%
Total	$2,659,027	$1,204,265	120.8%	59.2%	73.5%	40.8%	26.5%

Redundant Air Tank Systems

Net revenue in the Redundant Air Tank Systems System segment was $1,192,986 and $471,051 for the nine and three months ended September 30, 2022, respectively. The margins for the three months ended September 30, 2022 increased 31.6% as compared to 29.8% for the nine months ended September 30, 2022 as the margin for dealer sales improved during the three months ended September 30, 2022 to 30.9% as compared to 25.7% for the nine months ended September 30, 2022. Except for the margin for repairs, dealer margins continue to be the lowest margin segment as SSI sees this segment as the volume driver and sets prices help enable dealers to also generate profits. SSI has a worldwide customer base that includes (1) commercial accounts with aircraft requiring redundant air systems for their pilots and passengers, such as helicopters flying to oil rigs located in bodies of water (2) government accounts that are typically domestic and international military customers with egress systems (3) dealer accounts that are resellers including, international distributors to the military, commercial account or dive shops, and domestic and international dive shops that carry a spare air product (4) direct to consumer sales which are online sales and sales via trade shows direct to consumer and (5) Company provided repairs and warranty repairs to all segments.

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	% change	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Commercial	$73,691	$7,020	949.7%	45.8%	53.2%	54.2%	46.8%
Dealers	329,739	95,191	246.4%	69.1%	88.5%	30.9%	11.5%
Government	14,017	14,302	-2.0%	76.5%	19.7%	23.5%	80.3%
Repairs	2,620	-	100.0%	569.6%	-	-469.6%	-
Direct to Consumers (Website)	50,984	4,618	1004.0%	68.0%	28.3%	32.0%	71.7%
Total	$471,051	$121,131	288.9%	68.4%	76.0%	31.6%	24.0%

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin
	Nine months ended September 30, 2022	Nine months ended September 30, 2021	% change	Nine months ended September 30, 2022	Nine months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Commercial	$176,847	$7,020	2419.2%	44.5%	53.2%	55.5%	46.8%
Dealers	792,081	95,191	732.1%	74.3%	88.5%	25.7%	11.5%
Government	66,729	14,302	366.6%	45.1%	19.7%	54.9%	80.3%
Repairs	21,478	-	100.0%	276.8%	0.0%	-176.8%	-
Direct to Consumers (Website)	135,851	4,618	2841.8%	59.2%	28.3%	40.8%	71.7%
Total	$1,192,986	$121,131	884.9%	70.2%	76.0%	29.8%	24.0%

Guided Tours and Retail

The guided tour and retail segment is a new segment and is derived from LBI. Revenue in this segment currently primarily includes retail sales, and tours and lessons. Retail sales represent the sales of product at the retail facility, while tours and lessons represent revenue derived from diving excursions and lessons.

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	% change	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Retail Sales	$55,693	-	100.0%	119.4%	-	(19.4)%	-
Tours and Lessons	37,267	-	100.0%	114.3%	-	(14.3)%	-
Total	$92,960	-	100.0%	117.3%	-	(17.3)%	-

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin
	Nine months ended September 30, 2022	Nine months ended September 30, 2021	% change	Nine months ended September 30, 2022	Nine months ended September 30, 2021	Nine months ended September 30, 2022	Nine months ended September 30, 2021
Retail Sales	$90,241	-	100.0%	77.1%	-	22.9%	-
Tours and Lessons	52,992	-	100.0%	101.3%	-	(1.3)%	-
Total	$143,233	-	100.0%	86.0%	-	14.0%	-

Operating Expenses

Operating expenses, consist of selling, general and administrative (“SG&A”) expenses and research and development costs and are reported on a consolidated basis for our operating segments. Operating expenses increased 35.1% for the three months ended September 30, 2022 and 40.1% for the nine months ended September 30, 2022 as compared to the same periods in the prior year.

Selling, General & Administrative Expenses (SG&A Expenses)

SG&A increased by 38.7% for the three months ended September 30, 2022 and 43.6% for the nine months ending September 30, 2022 as compared to the same periods in the prior year. SG&A expenses were comprised of the following:

Expense Item	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	% Change	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	% Change
Payroll, Selling & Administrative	$536,383	$276,262	94.2%	$1,476,868	$737,791	100.2%
Non-Cash Stock Compensation Expense	315,152	312,946	.7%	894,453	811,821	10.2%
Professional Fees	72,144	121,470	(40.6)%	297,175	276,998	7.3%
Advertising	125,456	64,317	95.1%	383,029	178,158	115.0%
Other	175,583	107,942	62.7%	456,534	438,811	4.0%
Total SG&A	$1,224,718	$882,937	38.7%	$3,508,059	$2,443,579	43.6%

Payroll increases for the nine months ended September 30, 2022 can be attributed primarily to the addition of SSI payroll which accounted for 47.1% of the increase. Additional payroll expenses for BLU3 made up 23.4% of the change with additions of customer service and engineering personnel. The BTL payroll increased 13.7% with the addition of marketing and social media personnel, and LWA payroll made up 12.0% of the change with increases in the pay structure of the primary operator of the business unit, and the addition of accounting personnel.

Non-Cash Stock Compensation expenses increased 10.2% for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase can be primarily attributed the issuance of options under the plan to employees and contractors for a total of approximately 1,742,600 shares with 300,000 of those shares vesting immediately upon issuance during the nine months ended September 30, 2022.

Professional fees, including legal, accounting and other professional fees which the Company has paid with a combination of cash and common stock increased 7.3% for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase can be attributed to an increase in accounting fees related to the year-end audit. For the three months ended September 30, 2022, professional fees decreased 40.6% as compared to the prior year, due to the lack of acquisition related legal fees paid during 2022.

The increase in advertising expense for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was 115.0%, attributable to BLU3’s focus on social media, Google and trade show advertising. SSI added 32.9% to the increase in advertising expense attributed to a full nine months of advertising expenses as compared to the same period in the prior year. BTL’s decrease in advertising expense by approximately 50% as compared to the prior year reduced the overall change in advertising expense by 22.5% for the nine months ended September 30, 2022 as compared to the same period in the prior year.

Other expenses increased 62.7% and 4.0% for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in the prior year, The primary driver of this increase was rent expense which accounted for 92.3% of the increase for the nine months ended September 30, 2022. The Company also obtained directors and officers insurance for the fiscal year ending December 31, 2022 which expense accounted for 28.8% of the increase for the nine months ended September 30, 2022.

Research & Development Expenses (R&D Expenses)

R&D expenses for the three months ended September 30, 2022 decreased 82.1% and 81.1% for the nine months ended September 30, 2022 as compared to the same periods in the prior year. The decrease can be primarily attributed to the completion of the R&D for BLU3’s NOMAD, as it moved into production in the third quarter of 2021.

Other Income/Expense

For the nine months ended September 30, 2022, other expenses totaled approximately $31,300 of interest expense as compared to other income of approximately $157,900 for the nine months ended September 30, 2021. Other income for the nine months ended September 30, 2021 consisted of a gain due to the settlement of debt of $10,000, the forgiveness of a PPP loan less interest expense of approximately $11,700. The increase in interest expense can be attributed to the Navitas loan that was funded in the second quarter of 2021, and the interest on the debt related to the acquisition of SSI.

Liquidity and Capital Resources

We had cash of $577,076 as of September 30, 2022. The following table summarizes total current assets, total current liabilities and working capital at September 30, 2022 as compared to December 31, 2021.

	September 30,	December 31,	%
	2022	2021	change
	(unaudited)
Total current assets	$3,575,239	$2,966,432	20.5%
Total current liabilities	$1,591,371	$1,396,197	14.0%
Working capital	$1,983,868	$1,570,235	26.3%

The increase in our current assets at September 30, 2022 from December 31, 2021 primarily reflects an increases in inventory purchases reflected by an increase in inventory and prepaid assets which includes prepayments of inventory, as the Company has experienced revenue growth and ramped up purchasing and production to account for potential supply chain issues. The increase in total current liabilities primarily reflects a significant increase in account payable of 14.9% and a related party convertible demand note issued in September 2022.

Summary Cash Flows

	Nine Months Ended September 30,
	2022	2021
	(unaudited)
Net cash used in operating activities	$(499,713)	$(569,142)
Net cash provided by (used in) investing activities	$(60,290)	$517,701
Net cash provided by financing activities	$493,935	$566,970

Net cash used in operating activities for the nine months ended September 30, 2022 was due to the net loss of approximately $1,056,444 which is primarily attributable to non-cash stock compensation expenses of approximately $894,453. The non-cash stock compensation expense for the nine months ended September 30, 2022 is attributable to stock options and grants issued to our executive officers and various employees as well as common stock issued to consultants and professionals for services. Net cash used in operating activities is also the result of increases in current assets, including, accounts receivable, inventory, net, and prepaid expenses that utilized approximately $486,000, a net decrease in liabilities which also utilized cash with decreases in customer deposits, long term lease liability and accounts payable-related party utilizing approximately $215,400 offset by increases in accounts payable and accrued liabilities as well as other liabilities of approximately $142,100.

Net cash used in investing activities for the nine months ended September 30, 2022 of approximately $60,300 consists of $30,000 used in an asset acquisition and fixed asset purchases, net of debt of approximately $30,200.

Net cash provided by financing activities for the nine months ended September 30, 2022 reflects proceeds from the exercise of warrants of approximately $265,000, the issuance of new units of $205,000, related party debt of approximately $66,800, less the repayment of debt of approximately $42,900.

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

We have a history of losses, and an accumulated deficit of $15,601,548 as of September 30, 2022. Despite a working capital surplus of $1,983,868 at September 30, 2022, the continued losses and cash used in operations raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to continue to increase revenues, control expenses, raise capital, and continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. We are continuing to engage in discussions with potential sources for additional capital, however, our ability to raise capital is somewhat limited based upon our revenue levels, net losses and limited market for our common stock. If we fail to raise additional funds when needed, or if we do not have sufficient cash flows from operations, we may be required to scale back or cease certain of our operations.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition, valuation of inventory, allowance for doubtful accounts, and equity-based transactions. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our unaudited consolidated financial statements contained in this Quarterly Report.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under Exchange Act. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluations as of September 30, 2022, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting described below. A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

Our management, including our Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of the design and operations of our disclosure controls and procedures (defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of September 30, 2022 and based upon the such evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to the material weaknesses set forth below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 8, 2022	BROWNIE’S MARINE GROUP, INC.

	By:	/s/ Christopher H. Constable
Christopher H. Constable
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Chief Financial Officer
(Principal Financial and Accounting Officer)

