Form 10-K
period 2022-12-31
Brownie's Marine Group, Inc
filed 2023-03-30
CIK 1166708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(MARK ONE)

☒	Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $7,318,695.

There were 436,949,232 shares of common stock outstanding as of March 30, 2023.

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

Unless specifically set forth to the contrary, when used in this report references to the “Company,” “we,” “our,” “us,” and similar terms refers to Brownie’s Marine Group, Inc., a Florida corporation, and its wholly owned subsidiaries, Trebor Industries, Inc., a Florida corporation (“Trebor”) doing business as Brownie’s Third Lung, Brownie’s High Pressure Compressor Services, Inc. a Florida corporation (“BHP”) doing business as LW Americas (“LWA”), BLU3, Inc., a Florida corporation (“BLU3”), Submersible Systems, Inc., a Florida corporation (“SSI”), doing business as Spare Air and Live Blue, Inc. (“LBI”), a Florida corporation.

Overview

The Company, through its wholly owned subsidiaries, designs, tests, manufactures and distributes tankless dive systems, rescue air systems and yacht-based self-contained underwater breathing apparatus (“SCUBA”) air compressor and nitrox generation fill systems and acts as the exclusive distributor for North and South America for Lenhardt & Wagner GmbH (“L&W”) compressors in the high-pressure breathing air and industrial gas markets. The Company is also the exclusive United States and Caribbean distributor for Chrysalis Trading CC, a South African manufacturer of fitness and dive equipment, doing business as Bright Weights (“Bright Weights”), of a dive ballast system produced in South Africa.

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

Submersible is a manufacturer of high-pressure tanks and redundant air systems for the military and recreational diving industries, based in Huntington Beach, California and sells its products to governments, militaries, private companies and the dive industry throughout the world.

On February 13, 2022 the Company formed LBI, which is being developed as a full retail, guided tour and training model utilizing the technology developed by BLU3 to provide new users and interested divers a guided tour experience, training, and the ability to purchase all of their diving and watersports needs.

On May 2, 2022, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Gold Coast Scuba, LLC, a Florida limited liability company (“Gold Coast Scuba”), Steven M. Gagas and William Frenier, the sole members of Gold Coast Scuba (together, the “LLC Members”) and LBI. Pursuant to the terms of the Asset Purchase Agreement, LBI acquired substantially all of Gold Coast Scuba’s assets and assumed certain non-material liabilities of the business associated with these assets. In addition, LBI assumed the lease for the premises for Gold Coast Scuba.

The Company has five subsidiaries focused on various sub-sectors of our industry as described below:

●	Brownie’s Third Lung | Surface Supplied Air (“SSA”)
●	BLU3, Inc. | Ultra-Portable Tankless Dive Systems
●	LW Americas | High Pressure Gas Systems
● ●	Submersible Systems, Inc. | Redundant Air Tank Systems Live Blue, Inc. | Guided Tours

Our wholly owned subsidiaries do business under their respective trade names on both a wholesale and retail basis from our headquarters and manufacturing facility in Pompano Beach, Florida, and a manufacturing facility in Huntington Beach, California.

Surface Supplied Air Products

Our Third Lung systems have been the market leader in gasoline powered, high-performance and more recently in the battery powered SSA diving systems. Taking full advantage of our proprietary compressor system, a series of traditional “fixed speed” electric compressors were developed for the built-in-boat market in 2005. In 2010, we introduced our variable-speed battery powered hookah system which provides divers with gasoline-free all day shallow diving experiences. These systems provide performance and runtimes for up to 3 hours by utilizing a variable speed technology that controls battery consumption based on diver demand.

In 2022, we continued to expand our dealer network and our marketing efforts with both the consumer and our network of dealers. The Company continues to pursue distributors and dealers outside of the United States in order to diversify the seasonality as well as geography risks. Additionally, we continue to pursue more aggressively the boat builder market to offer our SSA systems as an option on newly built boats, expanding our market beyond the traditional consumer markets for our products.

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

Ultra-Portable Tankless Dive Systems

Through our wholly owned subsidiary BLU3, we develop and market a next generation electric, surface supplied air shallow dive system that is completely portable to the user. The BLU3 line currently consists of two models, NEMO and NOMAD, targeting specific performance levels and price points.

NEMO dive systems are currently sold in various countries through Amazon, and also through dealers worldwide. NEMO, designed to be the world’s smallest dive system is capable of taking a diver to 10 feet for 60 to 90 minutes on one charge of its lithium-ion battery. NEMO is portable and its batteries are FAA compliant for airline travel.

NOMAD dive system (“NOMAD”) began shipping in the third quarter of 2021 and is currently sold to consumers via our website, Amazon and through our network of dealers worldwide. The NOMAD is highly portable and expands dive capability to up to 30 feet. NOMAD has been marketed through BLU3’s internet presence and marketing campaigns as well as at industry and other trade shows across the country.

BLU3 continues to innovate in the SSA sector and currently expects to introduce a new product to its line-up in 2023.

We believe the BLU3 product lines are changing the way that people get into the water and explore the next atmosphere. The units are ultra-portable and can travel with the consumer to their adventures, wherever they may be.

High Pressure Gas Systems

Through our wholly-owned subsidiary LW Americas, we design, manufacture, sell and install SCUBA tank fill systems for on-board yacht use under the brand “Yacht-Pro™”. Our systems provide complete diving solutions for yachts, including nitrox systems which allow yacht owners to fill tanks with oxygen enriched air on board. The Yacht-Pro™ compressor systems offer a completely marine-prepared, variable frequency drive (“VFD”) driven, automated alternative to other compressors on the market. We also design complete dive lockers, mixed gas production and distribution systems, and the Nitrox Maker™. Nitrox is oxygen-enriched air, which reduces the effects of nitrogen on divers and is the industry standard for dive professionals. The Nitrox Maker™ continuously generates oxygen rich breathing gas directly from low-pressure air with no stored oxygen or other gases required onboard. Our light duty compressor, the new Yacht Pro Essential is specifically designed as a turn-key kit for the boat builders and is optimized to integrate to onboard power systems and withstand the marine environment with all components and hardware impervious to spray from the elements. The Yacht Pro™ series contains models for both medium-duty applications, such as recreational divers and small groups, and heavy-duty use as found on research vessels, commercial operations and live-aboard dive boats. All Yacht Pro™ models come with the variable speed frequency drive reducing the initial start-up power demand typically associated with high pressure compressor systems.

In August 2017, we entered into a five-year exclusive distribution agreement with L&W, which agreement automatically renews for successive five-year terms unless terminated as provided for in the agreement. Under the terms of the Exclusive Distribution Agreement, we were appointed the exclusive distributor of L&W’s complete product line in North America and South America, including the Caribbean. We are conducting this business direct to end-users and establishing sales, distribution and service centers for high pressure air and industrial gas systems in the dive, fire, CNG, military, scientific, recreational and aerospace industries under the brand name “L&W Americas/LWA”.

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

In February 2022, the Company incorporated LBI to begin its expansion into the retail, training and guided tour market. The Company’s vision for LBI is to become a fully integrated retail experience where the Company’s unique products can be showcased, training can be offered, and a tourist model created. LBI will provide experienced based activities for the consumer in the various watersport activities it sells. In addition, LBI aims to provide training in those activities with the goal to have the consumer purchase the equipment, particularly the unique technologies provided by BLU3, from its retail stores. LBI looks to provide the full Live Blue experience for those consumers ready to enjoy all things watersports.

In May 2022, LBI acquired the assets of Gold Coast Scuba, a dive retail and training facility based in Lauderdale-By-The-Sea, Florida. This retail location is the base in which the Live Blue brand will be developed.

Diving and Snorkeling Industry

The Sports, Fitness Industry Association (“SFIA”) estimated there were 2.7 million participants in the U.S. scuba diving market in 2022. According to a report published by SFIA in early 2023. The study further stated that the participation rate by casual divers increased 22% in 2022.

In contrast, the SFIA study indicated that participation in snorkeling in 2022 was 7.7 million in the U.S.

The Company has entered the tourist market via a guided tour program within LBI that is currently intended to act as an incubator for a scalable franchise model. The Company believes that the guided tour model is an important building block in introducing its battery powered diving products to the consumer market. Additionally, this model will not only give consumers the opportunity to “try before you buy”, but also provide experiential training for the consumer to increase enjoyment and safety of our diving products.

Yachting Industry

The global luxury yacht market is estimated to be $8.91 billion in 2022 and expected to reach $9.38 billion in 2023 according to Allied Market Research and is poised to grow at a compound annual growth rate (“CAGR”) of 5.4% from 2022 to 2030 to reach $13.6 billion, according to Research and Markets.com, a market research firm, in their industry report dated April, 2022. The Company’s BIAS systems have been designed with this industry in mind. The Company markets directly to the yachting industry by leveraging its relationships with large yacht servicing companies, yacht builders and yacht brokerages.

The recreational sailing and boating market and yachting industries also continue to grow. Grandview Research estimates that the recreational boating market was valued at $44.5 billion in 2022 and is expected to grow at a CAGR of 5.4% through 2030.

High Pressure Compressor Line

According to Allied Market Research report published in February 2018, the North American high pressure compressor market is $880 million growing at an estimated CAGR of 3%.

The Company expects to continue to distribute L&W compressors through its YachtPro, and BIAS systems, while continuing to focus on the expansion of its distribution into non-marine related distribution channels that the Company believes should positively impact its market reach.

Intellectual Property

Trade Names

The Company either owns or has licensed from entities in which Robert Carmichael, our Chairman, has an ownership interest, the following registered and unregistered trade names, trademarks and service marks: Brownie’s Third Lung™, browniedive.com, Brownie’s, Brownie’s Third Lung oval symbol, browniedive, YachtPro, NitroxMaker™, BLU3, diveBLU3.com, BLU3 Nemo, BLU3-Vent, Submersible Systems, Spare Air, HEED 3, Snorkelator, easy dive, spareair.com, HELO, RES, Gold Coast Scuba, fast float rescue harness, tankfill.com, browniestankfill, browniestankfill.com, browniespublicsafety.com, browniespublicsafety, Peleton Hose System, Twin-Trim, and Kayak Diving Hose Kit.

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

License Agreements

On April 6, 2018, the Company entered into a patent license agreement (the “STS Agreement”) with Setaysha Technical Solutions, LLC (“STS”) pursuant to which the Company licensed certain intellectual property, including patent rights, non-patent rights and know-how from STS for use in our ultra-portable tankless dive system products. Under the STS Agreement, the Company paid an initial license fee in April 2018 through the issuance of 759,422 shares of common stock with a fair value of $30,000. The STS Agreement further provides for royalties based on annual net revenues. On December 31, 2019, the Company entered into Addendum No. 1 to the STS Agreement (“Addendum No. 1”) which amended the payments due upon the first commercial sale of Nemo. Upon entering into Addendum No. 1, $8,250 was paid to STS in cash and $8,250 was paid on January 10, 2020. On February 6, 2020, the Company issued 828,221 shares of common stock with a fair value of $18,635 in satisfaction of $13,500 for the first commercial sale of the Nemo dive system. On June 30, 2020, the Company entered into Addendum No. 2 to the STS Agreement concerning STS’s assistance related to designing and commercializing certain diving products. Addendum No. 2 provides for a minimum yearly royalty of $60,000, or $15,000 per fiscal quarter, beginning in December 2019 and increasing by 2.15% per year. With the introduction of the NOMAD in the last quarter of 2021, the Company is obligated to pay an additional annual minimum royalty of $60,000 per year for the years 2022, 2023 and 2024, which increased the quarterly minimum royalty by $15,000 per quarter. On November 1, 2022 the Company issued to the designees of STS 1,155,881 shares of common stock with a fair value of $30,000 in accordance with the STS Agreement.

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

Tradeshows

In 2021, the Company was represented directly or indirectly at The Palm Beach Boat Show, The Annapolis Motor and Sailing Shows, The Fort Lauderdale Boat show, Diving Equipment and Manufacturing show. In 2022, the Company expanded its marketing reach via tradeshows by attending all shows attended in 2021, The Seattle Boat Show, The Dubai Boat Show, and the HAI Heli-Expo, along with various other trade and industry shows.

Websites

We sell our products online through our and our subsidiaries websites and many of our products are marketed on some of our customers’ websites. In addition to these websites, numerous other websites have quick links to the Company’s website. Our products are available both domestically and internationally. Internet sales and inquiries are also supported by the Company.

Product Research and Development

Research and development costs for the year ended December 31, 2022 and December 31, 2021 and were $18,393 and $75,439, respectively, none of which cost is borne directly by customers.

Government Regulation

The SCUBA industry is self-regulating; therefore, the Company is not subject to government industry specific regulation. However, SSI, our tank manufacturing company is subject to Department of Transportation (“DOT”) regulation and testing of each of their tanks. The Company strives to promote safe diving practices within the industry and believes it is at the forefront of self-regulation through responsible diving practices. The Company is subject to all regulations applicable to “for profit” companies as well as all trade and general commerce governmental regulation. All required federal and state permits, licenses, and bonds to operate its facility have been obtained.

Distribution/Customers

The Company has historically been predominantly a wholesale distributor to retail dive stores, marine stores, boat dealers, builders, and the US and international militaries. Currently, the Company generates a significant amount of direct-to-consumer sales via its websites and its relationship with Amazon via BLU3, BTL and SSI. Retail sales customers include boat owners, recreational divers, commercial divers and pilots. The Company sells products to three entities owned by the brother of Robert Carmichael, the Company’s Chairman, and two companies owned by Mr. Carmichael. Combined sales to these six entities for 2022 and 2021, represented 11.4% and 17.9%, respectively, of total net revenues.

The majority of L&W high pressure compressors and NitroxMaker™ systems have been sold to commercial dive stores, dive operators (resorts and liveaboard dive boats), yacht builders, yacht owners, and high-pressure compressor distributors.

Sales of YachtPro™ compressor systems have been split between retail sales directly to consumers and wholesale sales to OEM boat builders/resellers/brokers.

Suppliers/Raw Materials

Principal raw materials for our business include machined parts such as rods, pistons, bearings, hoses, regulators, compressors, engines, high-pressure valves and fittings, sewn goods, and various plastic parts including pans, covers, intake staffs, and quick release connections which are typically purchased on a per order basis. Most materials are readily available from multiple vendors. Some materials require greater lead times than other materials. Accordingly, we strive to avoid out of stock situations through careful monitoring of these inventory lead times, and through avoiding single source vendors whenever possible. Principle suppliers include Lenhardt & Wagner GmbH, Xometry, Inc., Burgess Manufacturing Corp, Bix International, Inc., Carrol Stream Motor Company, Zhejiang Xiangyang Gear Electormechan, Co, Tian Li He Technology Co, Ltd, Xiamen Feipeng Insdustry Co. Ltd. and Catalina Cylinders, Inc.

Competition

We consider the most significant competitive factors in our business to be innovation, lifestyle, fair prices, shopping convenience, variety of available products, knowledgeable and prompt customer service and rapid and accurate order fulfillment. We currently have one significant competitor within the BTL business model, Airline by JSink, Inc. There are a variety of competitors, including Aqua Lung America, Coltri America and Bauer Compressors, Inc. in our redundant air tank systems and high-pressure compressor systems sales. In 2022 competition has surfaced in the BLU3 business segment from companies such as AirBuddy, and a few other very low-cost Chinese manufactured competitors.

Overall, we are operating in a moderately competitive environment. The price structure for all the products we distribute compares favorably with the majority of our competitors based on quality and available features. We believe that our key competitive advantage is our ability to create new products and, in some cases, new markets.

Employees

We currently have thirty-six full-time employees, and four part-time employees.

Seasonality

Our product lines have historically been seasonal in nature in the United States. The peak season for the diving related products, BTL, BLU3, SSI and LBI is the second and third quarters of the year. The peak season for high pressure products is typically the fourth and first quarters of the year. The Company continues to address the seasonality of the business by expanding its reach beyond the traditional markets in the U.S. to other areas of the world that may somewhat offset the seasonality.

Item 1A.	Risk Factors.

Investing in our common stock involves risks. In addition to the other information contained in this report, you should carefully consider the following risks before deciding to purchase our common stock. The occurrence of any of the following risks might cause you to lose all or a part of your investment. Some statements in this report, including statements in the following risk factors, constitute forward-looking statements. Please refer to “Cautionary Statement Regarding Forward-Looking Statements” for more information regarding forward-looking statements.

FINANCIAL RISKS

We have a history of losses.

We incurred net losses of $1,892,891 and $1,588,467, respectively, for the year ended December 31, 2022 and 2021. On December 31, 2022 we had an accumulated deficit of $16,437,495. While our revenues increased 37.7% for the year ended December 31, 2022 from 2021, and our gross profit margin increased from 30.3% in 2021 to 32.6% in 2022, our gross profit is not sufficient to cover our operating expenses of $4,644,596 and $3,742,262 for the twelve months ending December 31, 2022 and 2021, respectively. Operating expenses include non-cash stock compensation expenses of $962,474 and $1,154,801 for the years ending December 31, 2022 and 2021, respectively. In the year ended December 31, 2022, our selling, general and administrative expenses, increased 19.8% from 2021. There are no assurances that we will be able to increase our revenues to a level which supports profitable operations and provide sufficient capital to pay our operating expenses and other obligations as they become due.

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our independent registered public accounting firm has included an explanatory paragraph expressing substantial doubt relating to our ability to continue as a going concern in its report on our audited consolidated financial statements for the year ended December 31, 2022. We have recurring losses from operations and had a net loss of approximately $1,732,000 and have used approximately $678,400 in net cash in our operations in the year ended December 31, 2022 as well as an accumulated deficit of approximately $16,437,000. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our principal sources of liquidity are sales of equity and debt securities. We do not have any firm commitments to raise additional working capital. As we are a small company who stock is quoted on the OTC Markets, we expect to encounter difficulty in raising working capital upon terms and conditions satisfactory to us, if at all. If we are unable to obtain sufficient funding or generate sufficient revenues, our business and results of operations will be adversely affected, and we may be unable to continue as a going concern.

We rely on revenues from related parties.

We generate revenues from sales to related parties, which accounted for 11.4% of our net revenues in 2022 and 17.9% of our net revenues in 2021. The loss of revenues from these related parties would have a material adverse impact on our business, results of operations and financial condition in future periods.

We depend on licenses with Robert Carmichael, our Chairman, who owns much of our intellectual property.

The Company has licensed from entities in which Robert Carmichael, our Chairman, has an ownership interest, the following registered and unregistered trade names, trademarks and service marks: Brownie’s Third Lung™, browniedive.com, Brownie’s, Brownie’s Third Lung oval symbol, browniedive, YachtPro. Failure to maintain such licenses with Mr. Carmichael would have a material adverse effect on the Company’s financial condition.

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

The U.S. Consumer Products Safety Commission (“CPSC”) has issued a voluntary recall for one of our products.

On December 22, 2022, the CPSC issued a voluntary recall notice for the Nomad tankless dive system, which is distributed by BLU3, Inc. As part of the recall procedure, the CPSC has approved the Company’s proposed remedy for the recall and BLU3 will begin to receive units back from consumers to repair affected Nomad units. The Company has evaluated the costs of this recall and has deemed it necessary to set a reserve for those costs related to the recall of $160,500.  However, the Company is unable to currently calculate the full financial impact to the Company over the long term, and whether it may have a material adverse impact on the financial condition of the Company in future periods.

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

Our intellectual property rights are valuable, and any inability to adequately protect, or uncertainty regarding validity, enforceability or scope of them could undermine our competitive position and reduce the value of our products and brand, and litigation to protect our intellectual property rights may be costly.

We attempt to strengthen and differentiate our product portfolio by developing new and innovative products and product improvements. As a result, our patents, trademarks, trade secrets, copyrights and other intellectual property rights are important assets to us. Various events outside of our control pose a threat to our intellectual property rights as well as to our products and services. For example, effective intellectual property protection may not be available in countries in which our products are sold. Also, although we have registered our trademark in various jurisdictions, our efforts to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Litigation might be necessary to protect our intellectual property rights and any such litigation may be costly and may divert our management’s attention from our core business. An adverse determination in any lawsuit involving our intellectual property is likely to jeopardize our business prospects and reputation. Although we are not aware of any of such litigation, we have no insurance coverage against litigation costs, and we would be forced to bear all litigation costs if we cannot recover them from other parties. All foregoing factors could harm our business, financial condition, and results of operations. Any unauthorized use of our intellectual property could harm our operating results.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined against us, could adversely affect our business and subject us to significant liability to third parties.

Our success mainly depends on our ability to use and develop our technology and product designs without infringing upon the intellectual property rights of third parties. We may be subject to litigation involving claims of patent infringement or violations of other intellectual property rights of third parties. Holders of patents and other intellectual property rights potentially relevant to our product offerings may be unknown to us, which may make it difficult for us to acquire a license on commercially acceptable terms. There may also be technologies licensed to us and that we rely upon that are subject to infringement or other corresponding allegations or claims by third parties which may damage our ability to rely on such technologies. In addition, although we endeavor to ensure that companies that work with us possess appropriate intellectual property rights or licenses, we cannot fully avoid the risks of intellectual property rights infringement created by suppliers of components used in our products or by companies we work with in cooperative research and development activities. Our current or potential competitors may obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products. The defense of intellectual property claims, including patent infringement suits, and related legal and administrative proceedings can be both costly and time consuming, and may significantly divert the efforts and resources of our technical personnel and management. These factors could effectively prevent us from pursuing some or all of our business operations and result in our customers or potential customers deferring, canceling or limiting their purchase or use of our products, which may have a material adverse effect on our business, financial condition and results of operations.

We may not be able to enforce our intellectual property rights throughout the world.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. This could make it difficult for us to stop the infringement or the misappropriation of our intellectual property rights. Many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our technology and the enforcement of intellectual property.

We rely on third party vendors and manufacturers.

We deal with suppliers on an order-by order basis and have no long-term purchase contracts or other contractual assurances of continued supply or pricing. In addition, we have no long-term contracts with our manufacturing sources and compete with other companies for production facility capacity. Historically, we have purchased enough inventories of products or their substitutes to satisfy demand. However, unanticipated failure of any manufacturer or supplier to meet our requirements or our inability to build or obtain substitutes could force us to curtail or cease operations. Certain of our product components are manufactured in China. Due to Covid, and the logistics challenges existing currently, we have experienced delays and may experience continued delays in our supply chain, including component products, which are manufactured in China. Our senior management will continue to monitor our situation on a daily basis; however, we expect that these factors and others we have yet to experience may materially adversely impact our company, its business and operations for the foreseeable future.

We are dependent on consumer discretionary spending.

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

We presently have vested and unvested options, warrants, convertible debt and Series A Convertible Preferred Stock that if exercised would result in the issuance of an additional 266,722,242 shares of our common stock. The issuance of shares upon exercise of options will result in dilution to the interests of other shareholders.

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

While we voluntarily file reports with the SEC under Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we do not have a class of securities registered under Section 12(g) of the Exchange Act. To the extent that our duty to file Exchange Act reports has automatically suspended under Section 15(d) of the Exchange Act, as a voluntary filer, we may elect to cease reporting under the Exchange Act at such time which would limit the information available to investors and shareholders about the company.

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

On September 14, 2022, SSI entered into a sixty-month lease renewal for its facility in Huntington Beach, California commencing on February 1, 2022. Base rent is approximately $17,550 per month for the first 24 months with an annual escalation clause of 3.0% thereafter. Obligations under the lease are guaranteed by the Company. The Company paid an additional security deposit of $10,727 upon entering into the lease.

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

Lauderdale-By-The-Sea, Florida

On May 2, 2022, LBI, entered into a lease assignment agreement with Gold Coast Scuba, LLC and Vicnsons Realty Group, LLC whereby LBI is the assignee to the remainder of the lease for approximately 1,600 square feet of retail space located at 259 Commercial Blvd., Suites 2 and 3 in Lauderdale-By-The Sea, Florida. The lease is in its third year of a three-year term and has a $2,816 per month base rent. The lease provides an option to renew for an additional term of two years with an increase of base rent by 3.5%

We believe that the facilities are suitable for their intended purpose, are being efficiently utilized and provide adequate capacity to meet demand for the foreseeable future.

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

The Company’s common stock is quoted on the OTCQB tier of the OTC Markets under the symbol “BWMG”. On March 28, 2023, the closing sale price of our common stock was $0.02395 per share.

Holders of Common Stock

As of March 28, 2023, the Company had approximately 448 shareholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2022:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans

Plans approved by our shareholders (1)	3,467,647	.0400	21,532,353
Plans not approved by shareholders (2)	234,971,520	.0361	-

(1) Represents stock options granted to employees under the Equity Compensation Plan as described in Item 10 of this Annual Report. 25,000,000 shares are reserved for issuance under the Plan.

(2) Represents (i) five-year options granted to each of Robert Carmichael, Mikkel Pitzner and Blake Carmichael to purchase an aggregate of 35,295,237 shares of common stock at $0.018 per share, (ii) a three-year option to purchase 2,000,000 shares of common stock at $0.0229 per share to Jeffrey Guzy, a former director, (iii) a three-year option to purchase 2,000,000 shares of common stock at $0.0229 per share to Biz Launch Advisors, LLC, a formal financial consultant, (iv) a three-year option to purchase an aggregate of 125,000,000 shares of common stock at $0.045 per share and a to Robert Carmichael, (v) a five-year option to purchase 5,434,783 shares of common stock at $0.0184 per share, a four-year option to purchase an aggregate of 30,000,000 shares of common stock at $0.0184 per share and a five year option to purchase 2,403,846 shares of common stock at $.0401 per share, and a five-year option to purchase 3,968,254 at $.0252 per share to Christopher Constable (vi) a five-year option to purchase an aggregate of 21,759,400 shares of common stock at $0.0399 per share to Blake Carmichael, (vii) a five-year option to purchase 7,110,000 shares of common stock at $0.0531 per share to Christeen Buban, President of SSI.

Recent Sales of Unregistered Securities

Except as set forth below, there were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

On November 1, 2022, the Company issued 1,155,881 shares of common stock as required by the STS agreement for relating milestones reached for sales of the Nemo and Nomad dive systems.

On December 13, 2022, the Company issued 5,714,285 units to Charles F. Hyatt, with each unit consisting of one share of common stock and a two-year common stock purchase warrant to purchase one share of common stock at an exercise price of $0.0175 per share in consideration of $100,000.

On December 31, 2022, the Company issued 198,204 shares of common stock to the holders of convertible notes for payment of interest for the three months ending December 31, 2022.

The above issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe are exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

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

Recent Developments

On December 22, 2022, the CPSC issued a recall notice for the Nomad tankless dive system, which is distributed by BLU3, Inc. As part of the recall procedure, the CPSC has approved the Company’s proposed remedy for the recall and BLU3 will begin to receive units back from consumers to repair affected Nomad units. Additionally, BLU3 will re-start its manufacturing process for the Nomad tankless dive system utilizing the material and design changes approved during the recall process, and immediately re-establish the product in all of its sales channels. The Company has set an allowance for expenses related to this recall of $160,500.

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

Results of Operations

Years Ended December 31, 2022 and 2021

Overall, our net revenues increased 37.7% in 2022 from 2021, which included an increase of 48.6% in net revenue from sales to third parties and a decrease of 12.0% in sales to related parties. Our cost of revenues in 2022 was 67.4% of our total net revenues as compared to 69.7% in 2021. Included in our cost of revenues are royalty expenses we pay to Robert Carmichael which decreased 18.4% in 2022 from 2021. We reported a gross profit margin of 32.6% in 2022 as compared to 30.3% in 2021.

Net Revenues

The following tables provide net revenues, costs of revenues, and gross profit margins for our segments for 2022 and 2021.

	Year Ended December 31,
	2022	2021	% change

Legacy SSA Products	$2,601,622	$2,897,210	(10.2)%
High Pressure Gas Systems	1,118,081	616,039	81.5%
Ultra-Portable Tankless Dive Systems	3,052,192	2,241,359	36.2%
Redundant Air Tank Systems	1,592,601	472,771	236.9%
Guided Tour Retail	212,876	-	100.0%
Total revenue	$8,577,372	$6,227,379	37.7%

Cost of revenues as a percentage of net revenues

	Year Ended December 31,
	2022	2021

Legacy SSA Products	74.6%	74.6%
High Pressure Gas Systems	61.8%	62.7%
Ultra-Portable Tankless Dive Systems	61.2%	64.1%
Redundant Air Tank Systems	69.7%	74.5%
Guided Tour Retail	82.2%	-

Gross profit margins

	Year Ended December 31,
	2022	2021

Legacy SSA Products	25.4%	25.4%
High Pressure Gas Systems	38.3%	37.3%
Ultra-Portable Tankless Dive Systems	38.8%	35.9%
Redundant Air Tank Systems	30.3%	25.4%
Guided Tour Retail	17.8%	-

SSA Products segment

The decrease in net revenues of 10.2% from this segment for the year ended December 31, 2022 as compared to the year ended December 31, 2021 can be attributed to decrease in revenue to the dealer base in 2022. Related party dealer revenue decreased by 13.9% for the year ended December 31, 2022 which is demand that shifted from BTL to BLU3 according to the customer. Other parts of the dealer base chose to remain conservative on their inventory balances through the end of the third quarter of 2022 and all of fourth quarter of 2022 due to economic uncertainties. BTL also saw a decrease in affiliate sales as these customers were not as active in the marketplace in 2022 as they were in prior years. These decreases were offset by an increase of 4.0% in direct-to-consumer sales from our website and factory store, as compared to 2021. Other Customers increased 201.4% for 2022, from the year ended December 31, 2021, as sales through Amazon are included in Other Customers, and BTL experienced increased activity from Amazon with the Bright Weights line of products now available on that website.

Our aggregate costs of revenues as a percentage of net revenues in this segment remained stable at 74.6% for year ended December 31, 2022 and the year ended December 31, 2021. The Company was able to offset cost increases from 2021 to 2022 for the components in their finished goods with price increases at all levels. Additionally, the change is the customer mix also allowed the Company to retain more margin at a time of rising costs.

Revenue channels for this segment are set forth below. Direct to Consumer represents items sold via our website, trade shows and walk-ins to our factory store. Dealer revenue represents sales to customers that have dealer agreements that typically operate with the lowers margin. Affiliates are resellers of our products that do not have formal dealer agreements. Other represents all other sales, inclusive of Amazon sales, which do not fit in any of the categories.

	Net Revenue		%	Cost of Sales as a % of Net Revenue		Margin as a % of Net Revenue
	2022	2021	Change	2022	2021	2022	2021
Direct to Consumer (website included)	$931,505	$895,348	4.0%	71.9%	62.5%	28.1%	37.5%
Dealers	1,538,460	1,888,233	(18.5)%	77.3%	79.9%	22.7%	20.1%
Affiliates	63,467	97,222	(34.7)%	35.1%	61.6%	64.9%	38.4%
Other	68,190	16,407	315.6%	89.0%	201.4%	11.0%	(101.4)%
Total	$2,601,622	$2,897,210	(10.2)%	74.6%	74.6%	25.4%	25.4%

High Pressure Gas Systems segment

Sales of high-pressure breathing air compressors had an 81.5% increase for the year ended December 31, 2022 as compared to the year ended December 31, 2021. All sectors showed improvement over the previous year. As a percentage of revenue, the direct-to-consumer sector, which included yacht owners and direct to dive stores, had the most significant increase year over year of 154.3%. The demand from dive stores in the Caribbean increased as the region has recovered from COVID and began to re-invest into new equipment for their facilities. The reseller sector improved 90.2% year over year from 2021 to 2022. This can be directly attributed to the addition of a new distribution customer in Mexico. The OEM sector also showed an increase of 23.3% for the year ended December 31, 2022, as compared to the year ended December 31, 2021, as the LWA continued to supply boat and yacht builders with their equipment.

Our costs of revenues as a percentage of net revenues in this segment improved from 62.7% to 61.7% for the years ended December 31, 2022 and 2021. This can be attributed to the change is sales mix with increasing direct to consumer sales which tend to carry higher margins.

	Net Revenue			Cost of Goods Sold as a % of Net Revenue		Gross Margin as a % of Revenue
	2022	2021	% change	2022	2021	2022	2021
Resellers	$660,178	$347,034	90.2%	67.3%	63.6%	32.7%	36.4%
Direct to Consumers	245,097	96,380	154.3%	53.1%	68.9%	46.9%	31.1%
Original Equipment Manufacturers	212,806	172,625	23.3%	54.4%	57.3%	45.6%	42.7%
Total	$1,118,081	$616,039	81.5%	61.7%	62.7%	38.3%	37.3%

Ultra-Portable Tankless Dive Systems

Net revenues in this segment increased 36.2% for the year ended December 31, 2022 as compared to the year ended December 31, 2021. In early November 2022, BLU3 recognized a flaw in the Nomad dive system that could result in a loss of air for the diver and filed with the CSPC for a voluntary recall and stopped selling the Nomad dive system until a fix could be created. The recall application with the fix was approved by the CPSC in January 2023. Notwithstanding the foregoing recall, BLU3’s sales increased in the year ended December 31, 2022 from the year ended December 31, 2021. The increase in revenue can be attributed to the introduction of the Nomad dive system and the strong sales in all categories in 2022, as compared to 2021

The largest contribution to the revenue increases for the year ended December 31, 2022 as compared to the prior year, is the growth in direct to consumer revenues from the Company’s website and trade shows, accounting for 31.7% growth and sales via the Amazon channel accounting for 95.3% growth.

Our aggregate cost of revenue from this segment as a percentage of net revenues for the year ended December 31, 2022 decreased to 61.2% as compared to 64.1% for the year ended December 31 2021. The decrease can be attributed to efficiencies in both the product cost and labor cost in building the NOMAD.

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin as a % of Net Revenue
	2022	2021	% change	2022	2021	2022	2021
Direct to Consumer	1,244,030	944,493	31.7%	78.6%	54.3%	21.4%	45.7%
Dealers	799,369	780,388	2.4%	40.4%	64.5%	59.6%	35.5%
Amazon	1,008,794	516,478	95.3%	56.1%	81.4%	43.9%	18.6%
Total	$3,052,193	$2,241,359	36.2%	61.2%	64.1%	38.8%	35.9%

Redundant Air Tank Systems

Net revenue in the Redundant Air Tank Systems System segment was $1,592,602 for the year ended December 31, 2022. Revenues for the twelve months ended December 31, 2021 includes only four months of activity as SSI was acquired in September, 2021. Dealers continue to be SSI’s largest customer sector accounting for 66% of total revenues. Except for profit margin for repairs, dealer margins continue to be the lowest margin sector as SSI sees this sector as the volume driver and sets prices to help enable dealers to generate profits. SSI has a worldwide customer base that includes (1) commercial accounts with aircraft requiring redundant air systems for their pilots and passengers, such as helicopters flying to oil rigs located in bodies of water (2) government accounts that are typically domestic and international military customers with egress systems (3) dealer accounts that are resellers including, international distributors to the military, commercial account or dive shops, and domestic and international dive shops that carry a spare air product (4) direct to consumer sales which are online sales and sales via trade shows direct to consumer and (5) Company provided repairs and warranty repairs to all sectors.

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin as a % of Net Revenue
	2022	2021	% change	2022	2021	2022	2021
Commercial	$215,506	88,876	142.5%	45.8%	55.5%	54.2%	44.5%
Dealers	1,051,046	287,877	265.1%	73.2%	89.0%	26.8%	11.0%
Government	130,832	42,875	205.1%	43.1%	25.6%	56.9%	74.4%
Repairs	29,493	-	N/A	271.2%	0.0%	-171.2%	-
Direct to Consumers (Website)	165,725	53,143	211.8%	63.5%	68.2%	36.5%	31.8%
Total	$1,592,602	472,771	236.9%	69.7%	74.6%	30.3%	23.2%

Guided Tours and Retail

The guided tour and retail segment is a new segment as of May 2022 and is derived from retail revenues of LBI. Revenue in this segment currently primarily includes retail sales, and tours and lessons. Retail sales represent the sales of product at the retail facility, while tours and lessons represent revenue derived from diving excursions and lessons.

Margins for this segment are suppressed for the year ended December 31, 2022 as cost of goods sold include the amount overpaid for the inventory at acquisition, as well as a portion of the costs of closing the transaction.

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin as a % of Net Revenue
	2022	2021	% change	2022	2021	2022	2021
Retail Sales	$130,295	-	N/A	70.8%	-	29.2%	-
Tours and Lessons	82,581	-	N/A	100.3%	-	-0.3%	-
Total	$212,876	-	N/A	82.2%	-	17.8%	-

Operating Expenses

Operating expenses, consisting of selling, general and administrative (“SG&A”) expenses and research and development costs, are reported on a consolidated basis for our operating segments. Aggregate operating expenses increased 24.1% for the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Selling, General & Administrative Expenses (SG&A Expenses)

SG&A increased by 26.2% for the years ended December 31, 2022 as compared to the year ended December 31, 2021. SG&A during those years are as follows:

Expense Item	2022	2021	% Change
Payroll	$1,946,985	$1,144,020	70.2%
Non-Cash Stock based compensation – options	998,474	1,150,801	(13.2)%
Professional Fees	340,221	469,206	(27.5)%
Advertising	499,441	343,232	45.5%
All Others	841,081	559,564	50.3%
Total SG&A	$4,626,202	$3,666,823	26.2%

Payroll increases for the year ended December 31, 2022 can be attributed to an increase in the BLU3 payroll which contributed 29.4% of the increase. BLU3 added customer service and engineering staff as well as increased pay for key employees in 2022. The addition of a full year of SSI payroll comprised approximately 21.4% of the payroll increase. The balance of the increase can be attributed to the hiring of a social media/marketing manager, and several other operating and administrative personnel to support the growth in each of our divisions.

Non-Cash Stock compensation expenses decreased 13.2% for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The decrease can be attributed to fewer options being issued during the year as well as certain vesting criteria not being met in 2022 that were met in 2021.

Professional fees, representing legal, accounting and other professional fees, which we paid in a combination of cash, common stock, or stock options, decreased 27.5% for the year ended December 31, 2022 as compared to the year ended December 31, 2021. While accounting fees increased, 75.8% in 2022, the lack of acquisition in 2022 resulted in a reduction of legal fees of 43.2%. Additionally, other professional fees saw a decrease as two contract employees became salaried employees in 2022.

Advertising expense increased 45.5% for the year ended December 31, 2022 as compared to the year ended December 31, 2021. 74.8%% of the increase can be directly attributed to an increase of direct, internet and Amazon marketing by BLU3. The addition of SSI attributed 19.9% of the increase in advertising expense for the year ended December 31, 2022. These increases are offset by decreases in Trebor advertising expenses associated with the agreement with the Company’s provider of marketing and advertising, which was entered into in the third quarter of 2020, and was not renewed as of July 31, 2021.

Other expenses increased 50.3% for the year ended December 31, 2022 as compared the year ended December 31, 2021. The primary driver to the increase in other expenses is the addition of a reserve for expenses related to the 2022 recall of the Nomad dive system. This reserve accounted for 57.0% of the overall increase in other expenses.

Research & Development Expenses (R&D Expenses)

R&D expenses for the year ended December 31, 2022 decreased 75.6% as compared to the year ended December 31, 2021. The decrease can be primarily attributed to the completion of the R&D for BLU3’s NOMAD in late 2021.

Other Income

For the year ended December 31, 2022 other income and expenses totaled approximately $42,500 in interest expense as compared to approximately $264,200 in other income for the year ended December 31, 2021. Interest expense for the year ended December 31, 2022 was approximately $42,500 as compared to approximately $21,500 for the year ended December 31, 2021. This increase can be attributed to the increase in convertible debt related to the SSI acquisition, as well as the financing of tools and dyes for both the SSI and BLU3 operations. Other income for the year ended December 31, 2021 included a gain on the forgiveness of Trebor and SSI PPP loans totaling approximately $275,800 and the forgiveness of a loan payable of $10,000.

Liquidity and Capital Resources

We had cash of $484,427 on December 31, 2022.The following table summarizes total current assets, total current liabilities and working capital at December 31, 2022 as compared to December 31, 2021.

	December 31, 2022	December 31, 2021	% of Change
Total Current Assets	$3,265,714	$2,966,432	10.1%
Total Current Liabilities	$1,792,151	$1,396,197	28.4%
Working Capital	$1,473,563	$1,570,235	(6.2)%

The increase in our current assets on December 31, 20221 from December 31, 2021 primarily reflects increases in inventory of approximately $527,000. The increase in inventory is offset by decreases in cash of approximately $158,700, accounts receivable of approximately $33,300 and prepaid assets of approximately $35,300 for the year ended December 31, 2022. The increase in inventory was due to inventory in BLU3 that was procured to continue to produce the Nomad dive system through the end of 2022, and to ensure enough inventory through the holidays, as well as the addition of the inventory in connection with the Gold Coast Scuba asset acquisition by LBI.

The increase in our total current liabilities for the year ended December 31, 2022 as compared to the year ended December 31, 2021 reflects an increase in accounts payable and accrued liabilities of approximately $85,100, an increase in customer deposits of approximately $23,600, an increase of approximately $185,000 in other liabilities, primarily attributed to the reserve for Nomad recall expenses of $160,500, and an increase of approximately $36,800 in operating lease liabilities with the signing of the SSI lease renewal, and an increase in related party demand note, net, related to funds lent to LBI.

Summary Cash Flows

	Years Ended December 31,
	2022	2021

Net cash used in operating activities	$(678,356)	$(769,467)
Net cash provided by (used in) investing activities	$(62,164)	$517,701
Net cash provided by financing activities	$581,805	$549,722

Net cash used in operating activities for 2022 was primarily the result of a net loss of $1,892,891, an additional cash used to fund inventory of $443,421, as well as the change in long term lease liability of $242,690 for the year ended December 31, 2022 as compared to December 31, 2021. The cash used related to net loss was offset by $998,474 in non-cash stock related compensation expenses and $47,501 non-cash expenses for shares issued for professional fees during the year ended December 31, 2022.

Net cash used in investing activities for the year ended December 31, 2022 of $67,466 reflects primarily the cash used to acquire the assets of Gold Coast Scuba of $30,000 as well as the cash used to purchase fixed assets, net of debt totaling approximately $21,125, and fixed asset purchases of $16,341. This compares to cash provided by the purchase of SSI of $541,378 and cash used for the purchase of fixed assets of $23,677 for the year ended December 31, 2021.

Net cash provided by financing activities for the year ended December 31, 2022 reflects $305,000 in proceeds related to the sale of the Company’s common stock and units comprised of stock and warrants and $265,000 in proceeds from the exercise of warrants. The increase in net cash was offset by repayments of notes payable and other debt of $54,976. This is compared to cash provided from the sale of common stock and units of $640,000 and the repayment of debt and notes payable totaling $90,278 for the year ended December 31, 2021.

Going Concern

Our audited consolidated financial statements included in this Annual Report were prepared assuming we will continue as a going concern, and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. The report of our independent registered public accounting firm on our audited consolidated financial statements for the year ended December 31, 2022 includes an explanatory paragraph stating the Company has net losses and an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. If the Company is unable to raise additional funds when needed, or does not have sufficient cash flows from sales, it may be required to scale back, delay or cease operations, liquidate assets and possibly seek bankruptcy protection. We have a history of losses, and an accumulated deficit of $16,437,495 as of December 31, 2022. Despite a working capital surplus of $1,473,563 at December 31, 2022, the continued losses and cash used in operations raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to continue to increase revenues, control expenses, raise capital, and to continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. We are continuing to engage in discussions with potential sources for additional capital, however, our ability to raise capital is somewhat limited based upon our revenue levels, net losses and limited market for our common stock. If we fail to raise additional funds when needed, or if we do not have sufficient cash flows from operations, we may be required to scale back or cease certain of our operations.

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

Allowance for Doubtful Accounts

Allowances for doubtful accounts are estimated based on estimates of losses related to customer accounts receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though the Company considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates and any specific customer collection issues the Company identifies could have a favorable or unfavorable effect on required allownace balances.

Inventories

The Company values inventory at the lower of cost (determined using the first-in first-out method) or net realizable value. Management’s judgment is required to determine the allowance for obsolete or excess inventory. Inventory on hand may exceed future demand either because the product is outdated or because the amount on hand is more than will be used to meet future needs. Inventory allowances are estimated by the individual operating companies using standard quantitative measures based on criteria established by the Company. Though the Company considers these reserve balances to be adequate, changes in economic conditions, customer inventory levels or competitive conditions could have a favorable or unfavorable effect on required allownace balances.

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under Exchange Act. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluations as of the end of the period covered by this report, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting described below. A material weakness is a deficiency, or combination of deficiencies, which results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

Our management, including our Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of the design and operations of our disclosure controls and procedures (defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of December 31, 2022 and based upon the such evaluation, have concluded that the disclosure controls and procedures as of December 31, 2022 were not effective due to the material weaknesses identified below.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. The framework used by management in making that assessment was the criteria set forth in the documents entitled “2013 Internal Controls – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2022 and that material weaknesses in internal controls over financial reporting described below existed.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCOAB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses:

●	There are an insufficient number and lack of qualified accounting department and administrative personnel and support;

●	There are insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to GAAP and SEC disclosure requirements;

●	Insufficient segregation of duties, oversight of work performed and lack of controls in our finance and accounting functions due to limited personnel;

●	The Company’s systems that impact financial information and disclosures have ineffective information technology controls;

●	Inadequate controls surrounding revenue recognition, to ensure that all material transactions and developments impacting the financial statements are reflected and properly recorded; and

●	Evaluation of disclosure controls and procedures was not sufficiently comprehensive due to limited personnel.

Internal Control Remediation Efforts.

Subject to sufficient resources, management expects to remediate the material weaknesses identified above as follows:

●	Management has leveraged and will continue to leverage experienced consultants to assist with ongoing GAAP and SEC compliance requirements. We intend to expand our finance department through the hiring of a certified public accountant to strengthen the segregation of duties, internal controls and enhance our current staff.

●	Segregation of duties will be analyzed and adjusted Company-wide, where possible. The Company is in the process of hiring additional personnel in the accounting department as part of the internal controls implementation and documentation of those controls and procedures.

●	The Company plans on evaluating various accounting systems to enhance our system controls.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The following are the names, ages and positions of our current executive officers and directors.

Name	Age	Position

Robert M. Carmichael	61	Chairman, President, and Chief Financial Officer and Director
Christopher H. Constable	56	Chief Executive Officer and Director
Charles F. Hyatt	54	Director

Key Employee

Blake Carmichael	28	Chief Executive Officer and President of BLU3

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

Christopher H. Constable. Mr. Constable as served as our Chief Executive Officer and a director since November 2020. Mr. Constable sat on the board of directors of Bon Natural Life, Ltd. (NASDAQ: BON), and served as the Chairman of the audit committee until March, 2022. Prior to joining our company, from August 2020 through the November 2020, Mr. Constable provided business and financial consulting services. From 2003 through February 2020 Mr. Constable served as Chief Financial Officer of John Keeler & Co., Inc., d/b/a Blue Star Foods, a privately held international seafood company which in 2018 merged into Blue Star Foods Corp., a Miami, Florida-based sustainable seafood company (NASDAQ: BSFC). Mr. Constable served as Chief Financial Officer and a director of Blue Star Foods Corp until February 2020. Prior thereto, from 1999 to 2003, Mr. Constable was a consultant at Gateway Capital Corp., a business consulting firm, where he analyzed the financial and reporting capabilities of prospective lending customers with revenues from $10 to $100 million. Additionally, Mr. Constable was involved with loan workouts of facilities that required either liquidation or restructuring to ensure collectability for the financial institutions. From 1990 to 1999, Mr. Constable was a commercial banker at Mercantile Bankshares in Baltimore, Maryland, Finova Capital Corporation and Capital Bank, both in south Florida. Mr. Constable received his B.S. in Finance with an Accounting Minor from the Merrick School of Business at the University of Baltimore in 1989. Mr. Constable was selected to serve as a director for his experience with public companies and over 30 years background in finance and accounting.

Charles F. Hyatt. Mr. Hyatt has served as a director since March 2019. Mr. Hyatt is involved in the automotive industry and present owner of several franchise car dealerships in Myrtle Beach, South Carolina, including Myrtle Beach Hyundai (since 1999). In the past his ownerships also included Hyatt Buick & GMC (from 2001 to 2022), Myrtle Beach Suzuki (from 2004 until 2012), Sun Coast Mazda and Mitsubishi (from 2001 until 2009), Stone Mountain Chevrolet (from 2001 until 2009. From 1994 to 1997, Mr. Hyatt served as Wholesale Purchase Director with Lamar Ferrel Chevrolet, and from 1991 to 1994 as General Manager of Bob Harris Ford. From 1988 to 1990, Mr. Hyatt was the Demonstration Director of Auto Dialysis, and from 1986 to 1998, the General Manager/Operational Partner of Ken Hyatt Dodge, Chrysler and Plymouth. Since 2013, Mr. Hyatt has owned and operates the Gilligan Island Funland Golf amusement park. Mr. Hyatt sits on the American Cross Heroes committee and is the winner of the Jefferson Award (2017) for his community involvement. Mr. Hyatt was selected to serve on the board of directors for his general business management experience.

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

We are not a “listed company” under SEC rules and therefore are not required to have an audit committee comprised of independent directors.

Christopher Constable is an “financial expert” within the meaning of the rules and regulations of the SEC.

Compensation of Directors

The following table provides information concerning the compensation paid to our Company’s non-employee director for services rendered as a director during the year ended December 31, 2022.

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

The following table provides certain information regarding compensation awarded to, earned by or paid to our Chief Executive Officer and the other executive officer with compensation exceeding $100,000 during the year ended December 31, 2022 (each a “Named Executive Officer”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($) (1)		No equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)		Total ($)
Robert Carmichael	2021	120,000	-		-		-	-	105,474	(2)	225,474
Chairmen, President and CFO	2022	120,000			-		-	-	84,994	(3)	204,994
Christopher Constable,	2021	199,474	-		98,976	(4)	-	-	2,661	(5)	301,111
CEO	2022	199,255			95,969	(6)	-	-	5,756	(5)	300,980

(1)	Represents the aggregate grant date fair value of the shares of our common stock, computed in accordance with ASC Topic 718. The assumptions made in the valuations of the stock awards are included in Note 13 of the notes to our consolidated financial statements.

(2)	Represents (i) $18,000 in director compensation (ii) $12,313 in health insurance premiums paid on behalf of Mr. Carmichael, and (iii) an aggregate of $75,161 in royalties paid to an entity controlled by Mr. Carmichael under the terms of a license agreement with the Company.

(3)	Represents (i) $18,000 in director compensation (ii) $5,686 in health insurance premiums paid on behalf of Mr. Carmichael, and (iii) an aggregate of $61,308 in royalties paid to an entity controlled by Mr. Carmichael under the terms of a license agreement with the Company.

(4)	Represents a five-year option to purchase 2,403,846 shares of common stock.

(5)	Represents health insurance premiums paid by the Company on behalf of Mr. Constable.

(6)	Represents a five-year option to purchase 3,968,254 shares of common stock.

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

Outstanding Equity Awards at December 31, 2022

The table below reflects all equity awards made to each Named Executive Officer that were outstanding on December 31, 2022.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Robert Carmichael	20,761,904	(1)	-	-	0.018	7/29/2024
	25,000,000	(2)	100,000,000	-	0.045	4/30/2023
Christopher	5,434,783	(3)	-	-	0.0184	11/5/2025
Constable	5,000,000	(4)	25,000,000	-	0.0184	11/5/2024
	2,403,846	(5)	-	-	0.0401	11/5/2026
	3,968,254	(6)	-	-	0.0252	11/5/2027

(1)	Options fully vested in January 2020
(2)	Options vest based upon certain corporate milestones as discussed in Note 13 of the financial statements included in this Annual Report.
(3)	Options fully vested in November 2020
(4)	Options vest based upon certain corporate milestones as discussed in Note 13 of the financial statements included in this Annual Report.
(5)	Options fully vested in November 2021
(6)	Options fully vested in November 2022

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

Our voting securities consist of our common stock and preferred stock, par value $0.001 per share, designated Series A Convertible Preferred Stock (the “Series A Stock”). Each share of Series A Stock is convertible into one share of our common stock at any time at the option of the holder at a conversion price of $18.23 per share. Holders of our common stock are entitled to one vote for each share held, and holders of our Series A Stock are entitled to 250 votes for each share held. Our common stock and Series A Stock vote together as on any matters submitted to our shareholders for a vote.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 30, 2023, the number of shares of common stock and Series A Stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of the Company’s directors (iii) each Named Executive Officer and (iv) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o Brownie’s Marine Group, Inc., 3001 NW 25th Avenue, Suite 1, Pompano Beach, Florida 33069. The percentages below are calculated based on 436,949,252 issued and outstanding shares of common stock and 425,000 shares of Series A Stock outstanding as of March 30, 2023.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Named Executive Officers and Directors
Robert M. Carmichael	110,006,047	(1)	21.7%
Christopher H. Constable	16,806,833	(2)	3.7%
Charles F. Hyatt	164,285,713	(3)	36.2%
All directors and executive officers as a group (three persons)	228,781,648	(1)(2)(3)	53.7%
5% or Greater Shareholder
Joseph Perez 135 Weston Road, Suite 328, Weston, Florida 33326	50,000,000		11.4%
Summit Holdings V, LLC 3427 Bannerman Road, Suite D208 Tallahassee, Florida 32312	27,032,388		6.4%
Series A Convertible Preferred Stock
Robert M. Carmichael	425,000		100%
All directors and executive officers as a group (one person)	425,000		100%

(1)	Includes: (i) 14,587,190 shares held by 940A Associates, Inc., a corporation over which Mr. Carmichael is the sole owner and has voting and dispositive power; (ii) an aggregate of 23,320 shares issuable upon conversion of 425,000 shares of Series A Stock (iii) options to purchase an aggregate of 20,761,904 shares of common stock at an exercise price of $0.018 per share and (iv) options to purchase an aggregate of 50,000,000 shares of common stock at an exercise price of $0.045. Does not include the voting power over 106,250,000 shares of common stock by virtue of Mr. Carmichael’s beneficial ownership of 425,000 shares of Series A Stock.
(2)	Includes (i) options to purchase an aggregate of 10,434,783 shares of common stock at an exercise price of $0.0184 per share, (ii) options to purchase 2,403,846 shares of common stock at an exercise price of $0.0401 per share and (iii) options to purchase 3,968,254 shares of common stock at an exercise price of $.0252 per share.
(3)	Includes warrants to purchase an aggregate of 17,142,858 shares of common at an exercise price of $.0175 per share.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We sell products to Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, companies owned by the brother of Robert Carmichael. Combined net revenues from these entities for the years December 31, 2022 and 2021, totaled $977,145 and $1,116,085, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2022, were $16,875, $6,773 and $15,532, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2021, were $50,818, $7,195 and $17,779, respectively.

We also sell products to Brownie’s Global Logistics, LLC (“BGL”) and 940 Associates, Inc. (“940 A”), entities wholly-owned by Robert Carmichael. Combined net revenues from these three entities for the years ended December 31, 2022 and 2021 were $4,646 and $245, respectively. In addition, from time to time Mr. Carmichael purchases products from us for his personal use. Accounts receivable from BGL, 940 A and Mr. Carmichael totaled $2,408 at December 31,2022 and $897 at December 31, 2021.

We owed BGL $2,980 and $32,267 at December 31, 2022 and 2021, respectively, which represents purchase of inventory including batteries for Sea Lion (battery operated unit) and Honda engines for our regular gasoline powered units. As of December 31, 2022, the Company also had an amount due of $5,000 to Mr. Carmichael for an advance to BLU3,Inc.

We are a party to an exclusive license agreement, dated February 22, 2005, with 940 A to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. The agreement provides for a royalty to be paid equal to the greater of 2.5% on all sales of Trebor or $15,000 per quarter. Total royalty fees paid to 940 A in the years ended December 31, 2022 and 2021 totaled $61,308 and $75,161, respectively. The Company had accrued royalties of $2,845 and $7,735 for the years ended December 31, 2022 and 2021, respectively.

On September 30, 2022, the Company issued a convertible demand 8% promissory note in the principal amount of $66,793 to Robert Carmichael for funds to meet the working capital needs of LBI. Interest on the note is payable in shares of common stock of the Company at a conversion price equal to the 90 day value weighted average price (“VWAP”) of the Company’s stock prior to the quarterly interest payment date. The note holder may demand payment or convert the outstanding principal at a conversion rate of $0.021 per share at any time. The conversion rate was calculated at a 35% discount to the 90 day VWAP of the Company’s stock as of the date of the note.

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

On February 2, 2022, the Company issued Charles Hyatt, a director, 10,000,000 shares upon the exercise of a warrant at $0.025 per share in consideration of $250,000.

On February 2, 2022, the Company issued Grace Hyatt, the adult child of Charles Hyatt, a director, 600,000 shares upon the exercise of a warrant at $0.025 per share in consideration of $15,000.

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

On December 13, 2022, the Company issued 5,714,286 shares of common stock and a two-year warrant to purchase 5,714,286 shares of common stock at an exercise price of $0.0175 per share to Charles Hyatt a director, in a private offering for proceeds of $100,000.

Blake Carmichael, the Chief Executive Officer of BLU3 is the son of Robert Carmichael, the Company’s Chairman, President and a director.

Director Independence

The Company has one independent director, Charles Hyatt, who is considered “independent” as defined under Rule 5605 of the Nasdaq Marketplace Rules.

Item 14.	Principal Accounting Fees and Services.

The following table shows the fees that were billed for the audit and other services provided by Liggett & Webb, PA for 2022 (until October 10, 2022) and 2021. As of October 10, 2022, Liggett & Webb, P.A. resigned as the independent registered public accounting firm engaged to audit the financial statements of the Company. Also on such date, the Company’s Board of Directors engaged Assurance Dimensions, Inc. to serve as its independent registered public accounting firm to review its Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 and year ended December 31, 2022 year end audit.

	2022	2021
Audit Fees	$90,040	$72,900
Audit-Related Fees	-	-
Tax Fees	2,700	2,200
Other	-	37,500
Total	$92,740	$112,600

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K and the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q.

The other fees in 2021 of $37,500 consist of expenses associated with the audit of the Company’s acquisition in September, 2021. Additionally, we incurred tax related fees of $2,700 and $2,200 for the years ended December 31, 2022 and 2021, respectively.

Administration of the Engagement; Pre-Approval of Audit and Permissible Non-Audit Services

We have not yet established an audit committee. Until then, there are no formal pre-approval policies and procedures. The audit and tax fees paid to the auditors with respect to 2022 and 2021 were pre-approved by the entire board of directors.

The percentage of hours expended on Assurance Dimensions respective engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

		Incorporated by Reference
No.	Exhibit Description	Form	Date Filed	Exhibit Number
2.2	Merger Agreement, dated June 18, 2002 by and among United Companies Corporation, Merger Co., Inc. and Avid Sportswear & Golf Corp.	S-4	6/24/02	2.02
2.3	Articles of Merger of Avid Sportswear & Golf Corp. with and into Merger Co., Inc.	S-4	6/24/02	2.03
2.4	Agreement and Plan of Merger and Reorganization, dated September 3, 2021, among the Company, Submersible Acquisition, Inc., Submersible Systems, Inc. and the Shareholders of Submersible Systems, Inc.	8-K	9/9/21	10.1
2.4	Plan of Conversion	8-K	10/28/15	2.1
3.1	Articles of Conversion (Nevada)	8-K	10/28/15	3.1
3.2	Certificate of Conversion (Florida)	8-K	10/28/15	3.2
3.3	Articles of Incorporation (Florida)	8-K	10/28/15	3.3
3.5	Articles of Amendment	8-K	12/16/15	3.5
3.6	Bylaws	8-K	10/28/15	3.4
4.1	2021 Equity Compensation Plan	10-Q	8/16/21	4.1
4.2	Form of 2017 Secured Convertible Promissory Note	10-K	4/17/18	4.2
4.3	10% Unsecured Convertible Debenture dated May 3, 2011	8-K	11/20/18	4.3
4.5	Form of Stock Option Grant to Robert Carmichael dated July 29, 2019 +	8-K	8/1/19	4.5
4.6	Form of Stock Option Grant to Jeffrey Guzy dated January 9, 2020	8-K	1/10/20	4.1
4.7	$66,793 Convertible Demand Note, dated September 30, 2022	8-K	10/12/22	4.1
10.1	Share Exchange Agreement, dated March 23, 2004 by and among the Company, Trebor Industries, Inc. and Robert M. Carmichael	8-K	4/9/04	16.1
10.2	Commercial Multi-Tenant Lease, dated September 14, 2022 between Submersible Systems, Inc. and Slater Palms LLC	8-K	10/12/22	10/1/22
10.3	Exclusive License Agreement, effective January 1, 2005, between 940 Associates, Inc. and Trebor Industries Inc.	10-QSB	8/15/05	10.20
10.4	Lease Agreement, dated September 1, 2014, between Liberty Property Limited Partnership and Trebor Industries, Inc.	10-K	4/17/18	10.11
10.5	Lease Amendment, dated December 1, 2016, between Liberty Property Limited Partnership and Trebor Industries, Inc.	10-K	4/22/22	10.5
10.6	Exclusive Distribution Agreement, dated August 7, 2017, between and Lenhardt & Wagner GmbH	10-K	6/7/19	10.15
10.7	Lease Agreement, dated November 11, 2018, between Liberty Property Limited Partnership and the Company	10-K	6/7/19	10.16
10.9	Non-Qualified Stock Option Agreement, dated April 14, 2020, between the Company and Robert Carmichael +	8-K	4/17/20	10.1
10.10	Form of Restricted Stock Award Agreement	8-K	4/30/20	10.1
10.11	Promissory Note, dated May 12, 2020, in the principal amount of $159,600 issued to South Atlantic Bank	8-K	5/13/20	10.1
10.12	Patent License Agreement, dated April 6, 2018 between Setaysha Technical Solutions, Inc. and the Company	10-K	6/29/20	10.17
10.13	Addendum No. 1 to Patent License Agreement dated December 31, 2019, between Setaysha Technical Solutions, Inc. and the Company	10-K	6/29/20	10.18
10.18	Employment Agreement Dated August 1, 2021, between the Company and Blake Carmichael	10-Q	11/22/21	10.22
10.19	Director Agreement, dated April 1, 2019, between the Company and Charles Hyatt	8-K	4/4/19	10.1
10.20	Employment Agreement dated September 3, 2021, between the Company and Christeen Buban	8-K	11/22/21	10.23
10.21	Form of letter agreement for incentive compensation +	8-K	6/1/20	10.1

10.22	Addendum No. 2 to Patent License Agreement, dated June 30, 2020, between Setaysha Technical Solutions, Inc. and the Company	10-Q	8/26/20	10.1
10.23	Employment Agreement, dated November 5, 2020, between Christopher Constable and the Company. +	8-K	11/12/20	10.2
10.24	Non-Qualified Stock Option Agreement Non-Plan, dated November 5, 2020, between the Company and Christopher Constable	8-K	11/12/20	10.1
10.27	First Amendment to Lease Agreement, dated December 1, 2016 between Trebor Industries, Inc. and Liberty Property Limited Partnership	10-K	4/22/22	10.27
10.28	8% Convertible Promissory Note, dated September 3, 2021	8-K	9/9/21	4.1
10.29	Confidentiality, Non-Competition And Non-Solicitation Agreement, dated September 3, 2021, between the Company and Richard S. Kearney	8-K	9/9/21	10.2
10.30	Investment Banking Engagement Agreement, dated August 6, 2021, between the Company and Newbridge Securities Corporation	10-Q	11/22/21	10.21
10.31	Asset Purchase Agreement, dated May 2, 2022, among the Company, Gold Coast Scuba, LLC, LLC Members and Live Blue, Inc.	8-K	5/3/22	10.67
10.32	Form of Subscription Agreement	8-K	9/12/22	10.1
10.33	Form of Common Stock Purchase Warrant	8-K	9/12/22	10.2
10.34	Lease Agreement, dated September 14, 2022, between Slater Palms, LLC and the Company	*
10.35	Sublease Agreement, dated September 20, 2022, between Camburg Engineering, Inc. and the Company	*
21	Subsidiaries	*
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	*
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	*
32.1	Certification Pursuant to Section 1350	*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

+ Management Contract

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2023	Brownie’s marine group, Inc.

	By:	/s/ Christopher H. Constable
Christopher H. Constable
Chief Executive Officer,
(Principal Executive Officer)

	By:	/s/ Robert M. Carmichael
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

Date: March 30, 2023

/s/ Christopher H. Constable
Christopher H. Constable
Chief Executive Officer and Director (Principal Executive Officer)

Date: March 30, 2023

/s/ Charles F. Hyatt
Charles F. Hyatt
Director

Date: March 30, 2023

Financial Statements and Supplementary Data

Brownie’s Marine Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Brownie’s Marine Group, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Brownie’s Marine Group, Inc. and Subsidiaries (the Company) as of December 31, 2022, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related consolidated notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had a net loss of approximately $1,893,000 and cash used in operating activities of approximately $678,000 for the year ended December 31, 2022 as well as an accumulated deficit of approximately $16,437,000 as of December 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Assessment of Impairment

The Company is required to test the carrying amount of goodwill at least annually, or more frequently upon the occurrence of certain events. The Company is also required to assess the recoverability of its long-lived assets, including its amortizable intangible assets, whenever certain events occur or circumstances change that may be indicators of impairment. We identified this area as a critical audit matter because the annual goodwill impairment test and the evaluation of recovery of long-lived assets requires significant judgment regarding the evaluation of qualitative factors. Additionally, these assessments also require appropriate determination of reporting units and asset groups, including the allocation of acquired tangible and intangible assets to such groupings. The evaluation of a certain asset group also required comparison of future non-discounted cash flows to the carrying value of the asset group, which required estimates of future cash flows associated with that asset group, including growth rates, profitability rates and estimates of other sources and uses of cash such as changes in working capital and capital expenditures. The Company engaged a third-party valuation specialist to assist with its assessment.

Our audit procedures to address the risk of material misstatement relating to goodwill and intangible assets included, among others, evaluating the appropriateness of asset groupings at the reporting unit level and asset group level. We also evaluated management’s assessment of qualitative factors associated with the reporting unit containing goodwill and associated with all relevant asset groups. Our procedures also included evaluating management’s forecast of non-discounted cash flows associated with a certain asset group where a qualitative factor required such further analysis. We also assessed the competence, independence, qualifications, experience, and capabilities of the third-party valuation specialist, and evaluated the appropriateness and reasonableness of the methodology and assumptions used by comparing them to external and historical data; testing the calculation and forecast model for mathematical accuracy; validating the appropriateness and reliability of inputs and amounts used; and evaluating the adequacy of the financial statement disclosures relating to goodwill, intangible assets and other long-lived assets, including disclosure of key assumptions and judgments. As a result of our testing we did not take exception to management’s conclusion that no impairment should be recognized related to goodwill or long-lived assets for the year ended December 31, 2022.

We have served as the Company’s auditor since 2023
Margate, Florida
March 30, 2023

PCAOB No.: 5036

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of:

Brownie’s Marine Group, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Brownie’s Marine Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Liggett & Webb, P. A.

We have served as the Company’s auditor since 2018

Boynton Beach, Florida

April 22, 2022

PCAOB No.: 287

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash	$484,427	$643,143
Accounts receivable - net	111,844	123,270
Accounts receivable - related parties	55,428	77,301
Inventory, net	2,421,885	1,895,260
Prepaid expenses and other current assets	192,130	227,458
Total current assets	3,265,714	2,966,432
Property, equipment and leasehold improvements, net	339,546	270,065
Operating lease assets	1,133,092	454,475
Intangible assets, net	646,422	718,905
Goodwill	249,986	249,986
Other assets	30,724	14,098
Total assets	$5,665,484	$4,673,961
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$829,456	$744,383
Accounts payable - related parties	37,538	37,267
Customer deposits and unearned revenue	167,534	143,938
Other liabilities	372,943	187,924
Operating lease liabilities	269,046	232,283
Related party convertible demand note, net	49,147	-
Current maturities loans payable	66,486	50,402
Total current liabilities	1,792,151	1,396,197
Loans payable, net of current portion	143,960	87,956
Convertible notes, net of current portion	342,943	339,254
Operating lease liabilities	864,057	222,899
Total liabilities	3,143,111	2,046,306
Commitments and contingent liabilities (see note 15)
Stockholders’ equity
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively.	425	425
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; 425,520,662 shares issued and outstanding at December 31, 2022 and 393,850,475 shares issued and outstanding at December 31, 2021.	42,553	39,386
Common stock payable 138,941 shares and 138,941 shares, respectively as of December 31, 2022 and December 31, 2021.	14	14
Additional paid-in capital	18,916,876	17,132,434
Accumulated deficit	(16,437,495)	(14,544,604)
Total stockholders’ equity	$2,522,373	$2,627,655
Total liabilities and stockholders’ equity	$5,665,484	$4,673,961

The accompanying notes are an integral part of these consolidated financial statements.

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31

	2022	2021
Revenues	8,577,372	6,227,379
Cost of revenues	5,783,173	4,337,820
Gross profit	2,794,199	1,889,559
Operating expenses
Selling, general and administrative	4,626,203	3,666,823
Research and development costs	18,393	75,439
Total operating expenses	4,644,596	3,742,262
Loss from operations	(1,850,397)	(1,852,703)
Other (income) expense, net
Gain on settlement of debt	-	10,000
Gain on the forgiveness of PPP loan	-	275,760
Interest expense	(42,494)	(21,524)
Total other (income) expense - net	(42,494)	264,236
Loss income before provision for income taxes	(1,892,891)	(1,588,467)
Provision for income taxes	-	-

Net loss	$(1,892,891)	$(1,588,467)

Basic loss per common share	$(0.00)	$(0.00)
Diluted loss per common share	$(0.00)	$(0.00)

Basic weighted average common shares outstanding	410,509,853	349,597,953
Diluted weighted average common shares outstanding	410,509,853	349,593,953

The accompanying notes are an integral part of these consolidated financial statements.

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Preferred Stock		Common Stock		Common Stock Payable		Additional		Total
	Shares Outstanding	Par	Shares Outstanding	Par	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2020	425,000	$425	306,185,206	$30,620	138,941	$14	$13,508,882	$(12,956,137)	$583,804
Units issued for cash	-	-	14,600,000	1,460	-	-	363,540	-	365,000
Shares issued for cash	-	-	27,500,000	2,750	-	-	272,250	-	275,000
Shares issued for acquisition	-	-	27,305,442	2,731	-	-	1,447,188	-	1,449,919
Debt Discount on sellers note	-	-	-	-	-	-	12,480	-	12,480
Shares issued for services	-	-	4,903,761	490	-	-	201,462	-	201,952
Stock option expense	-	-	-	-	-	-	1,154,801	-	1,154,801
Debentures and accrued interest	-	-	12,592,083	1,259	-	-	135,217	-	136,476
Shares issued for exclusivity	-	-	763,983	76	-	-	36,614	-	36,690
Net Loss	-	-	-	-	-	-	-	(1,588,467)	(1,588,467)
Balance, December 31, 2021	425,000	$425	393,850,475	$39,386	138,941	$14	$17,132,434	$(14,544,604)	$2,627,655
Shares issued for the purchase of units	-	-	14,255,951	1,426	-	-	303,574	-	305,000
Shares issued for exercise of warrants	-	-	10,600,000	1,060	-	-	263,940	-	265,000
Shares issued for Asset Purchase	-	-	3,084,831	308	-	-	119,692	-	120,000
Shares issued for Royalty Agreement	-	-	1,155,881	116	-	-	29,884	-	30,000
Shares issued for accrued interest in convertible notes	-	-	784,253	78	-	-	38,306	-	38,384
Shares issued for employee bonus	-	-	280,000	28	-	-	11,032	-	11,060
Shares issued for services	-	-	1,509,271	151	-	-	47,350	-	47,501
Beneficial conversion feature	-	-	-	-	-	-	19,250	-	19,250
Stock option expense	-	-	-	-	-	-	951,414	-	951,414
Net loss	-	-	-	-	-	-	-	(1,892,891)	$(1,892,891)
Balance, December 31, 2022	425,000	$425	425,520,662	$42,553	138,941	$14	$18,916,876	$(16,437,495)	2,522,373

The accompanying notes are an integral part of these consolidated financial statements.

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31

	2022	2021
Cash flows provided by operating activities:
Net loss	$(1,892,891)	$(1,588,467)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	149,120	56,472
Amortization of debt discount	5,305	1,734
Amortization of right-of-use asset	241,995	152,688
Common stock issued for services	47,501	201,952
Shares issued for royalty	30,000	-
Allowance (recovery) for bad debt	-	32,079
Allowance for slow moving inventory	26,207	54,301
Allowance for Nomad recall	160,500	-
Shares issued for exclusivity	-	36,690
Stock Based Compensation - options	951,414	1,154,801
Shares issued for employee bonus	11,060	-
Shares issued for accrued interest in convertible notes	38,385	-
Gain on settlement of debt	-	(10,000)
Gain on forgiveness of PPP loan	-	(275,760)
Changes in operating assets and liabilities
Change in accounts receivable, net	11,426	(32,443)
Change in accounts receivable - related parties	21,873	(9,657)
Change in inventory	(443,421)	(649,414)
Change in prepaid expenses and other current assets	99,017	(109,612)
Change in other assets	(16,626)	21,555
Change in accounts payable and accrued liabilities	85,073	216,703
Change in customer deposits and unearned revenue	23,596	118,210
Change in long term lease liability	(242,690)	(151,981)
Change in other liabilities	14,519	75,775
Change in accounts payable - related parties	272	(65,093)
Net cash used in operating activities	(678,356)	(769,467)
Cash flows used in investing activities:
Cash used in asset acquisition	(30,000)	-
Cash acquired in business acquisition	-	541,378
Cash used in purchase of fixed assets, net of debt	(21,124)
Purchase of fixed assets	(11,040)	(23,677)
Net cash provided by (used in) investing activities	(62,164)	517,701
Cash flows from financing activities:
Proceeds from issuance of common stock	-	275,000
Proceeds from issuance of units	305,000	365,000
Proceeds from exercise of warrants	265,000	-
Proceeds of convertible note	66,793	-
Repayment of notes payable	(54,988)	(90,278)
Net cash provided by financing activities	581,805	549,722

Net (decrease) Increase in cash	(158,716)	297,956

Cash, beginning balance	643,143	345,187
Cash, end of period	$484,427	$643,143

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$42,496	9,141
Cash Paid for Income Taxes	$-	-

Supplemental disclosure of non-cash financing activities:
Operating lease obtained for operating lease liability	$920,615	$160,182
Shares issued for asset acquisition	$120,000	$1,449,919
Convertible notes issued for acquisition	$-	$350,000
Beneficial conversion feature on notes issued for acquisition	$19,250	$12,480
Shares issued for payment of convertible note interest	$38,384	$-
Fixed asset purchase through the issuance of debt	$84,500	$76,448
Prepayment for equipment through financing	$63,689	$-
Shares issued for the conversion of convertible notes and accrued interest	$-	$136,476

The accompanying notes are an integral part of these consolidated financial statements.

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of business and summary of significant accounting policies

Description of business – Brownie’s Marine Group, Inc., a Florida corporation (the “Company,” or “BWMG”), (1) designs, tests, manufactures and distributes recreational hookah diving, scuba and water safety products through its wholly owned subsidiary Trebor Industries, Inc., a Florida corporation organized in 1981 (“Trebor” or “BTL”), (2) manufactures and sells high pressure air and industrial compressor packages, yacht based scuba air compressor and nitrox generation systems through its wholly owned subsidiary Brownie’s High Pressure Compressor Services, Inc., a Florida corporation organized in 2017 (“BHP”), doing business as LW Americas (“LWA”) and (3) develops and markets portable battery powered surface supplied air dive systems through its wholly owned subsidiary BLU3, Inc., a Florida corporation (“BLU3”). On September 3, 2021, the Company, entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Submersible Acquisition, Inc., a Florida corporation and wholly owned subsidiary of the Company (“Acquisition Sub”), Submersible Systems, Inc., a Florida corporation (“Submersible” or “SSI”), and Summit Holdings V, LLC, a Florida limited liability company (“Summit”) and Tierra Vista Group, LLC, a Florida limited liability company (“Tierra Vista” and, together with Summit, the “Sellers”), the owners of all of the capital stock of Submersible organized in 2017, pursuant to which Acquisition Sub merged with and into Submersible (the “Merger”), and Submersible, the surviving corporation, became a wholly owned subsidiary of the Company.

Submersible is a manufacturer of high-pressure tanks and redundant air systems for the military and recreational diving industries, based in Huntington Beach, California and sells its products to governments, militaries, private companies and the dive industry throughout the world.

On February 13, 2022 the Company filed with the Florida Department of State, articles of incorporation for a new wholly owned subsidiary, Live Blue, Inc. (“LBI”). LBI utilizes technology developed by BLU3 to provide new users and interested divers a guided tour experience. On May 2, 2022, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Gold Coast Scuba, LLC, a Florida limited liability company (“Gold Coast Scuba”), Steven M. Gagas and William Frenier, the sole members of Gold Coast Scuba (together, the “LLC Members”) and LBI. Pursuant to the terms of the Asset Purchase Agreement, LBI acquired substantially all of Gold Coast Scuba’s assets and assumed certain non-material liabilities of the business associated with these assets. In addition, LBI assumed the lease for the premises for Gold Coast Scuba as part of this asset acquisition.

Basis of Presentation – The consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).

Definition of fiscal year – The Company’s fiscal year end is December 31.

Principles of Consolidation -The consolidated financial statements include the accounts of BWMG and its wholly owned subsidiaries, Trebor, BHP, BLU3, SSI and LBI. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Going Concern – The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of issuance of these financial statements. We incurred net losses for the years ended December 31, 2022 and 2021 of $1,892,891 and $1,588,467, respectively. The Company had an accumulated deficit as of December 31, 2022 of $16,437,495.

The Company believes that existing operational cash flow may not be sufficient to fund presently anticipated operations, this raises substantial doubt about our ability to continue as a going concern for the twelve months after the date that the financial statements were issued. Therefore, the Company will seek to continue to raise additional funds as needed and is currently exploring alternative sources of financing including commercial banks and other lending institutions. The Company has issued common stock and has historically issued convertible notes to finance working capital needs and may continue to seek to raise additional capital through sale of common stock or other securities or obtaining short term loans. The Company has no firm commitment for any additional capital and there are no assurances it will be successful in obtaining additional funds.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per EIN. At December 31, 2022 and 2021, the Company had approximately $0 and $205,500, respectively, in excess of the FDIC insured limit.

Accounts receivable – Accounts receivable consist of amounts due from the sale of all of our products to wholesale and retail customers. The allowance for doubtful accounts are estimates that are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of allowances requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though the Company considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates and any specific customer collection issues the Company identifies could have a favorable or unfavorable effect on required reserve balances. The allowances for doubtful accounts totaled $28,558 and $46,555 at December 31, 2022 and 2021, respectively.

Inventory – The Company values inventory at the lower of cost (determined using the first-in first-out method) or net realizable value. Management’s judgment is required to determine the allowances for obsolete or excess inventory. Inventory on hand may exceed future demand either because the product is outdated or because the amount on hand is more than will be used to meet future needs. Inventory allowances are estimated by the individual operating companies using standard quantitative measures based on criteria established by the Company. Though the Company considers these allowance balances to be adequate, changes in economic conditions, customer inventory levels or competitive conditions could have a favorable or unfavorable effect on required allowance balances.

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

Goodwill

The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead, goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors such as macro-economic conditions, industry and market conditions, cost factors as well as other relevant events, to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company determines that the fair value is less than the carrying value, the Company will recognize an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. As of December 31, 2022 and 2021, there was no such impairment.

Intangible assets

Intangible assets are comprised of customer relationships, trademarks and non-compete agreements acquired in a business combination. The Company amortizes intangible assets with a definitive life over their respective useful lives. Assets with indefinite lives are tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist.

Unlike goodwill and indefinite-lived intangible assets, the accounting rules do not provide for an annual impairment test in determining whether fixed assets (e.g., property, plant, and equipment) and finite-lived intangible assets (e.g., customer lists) are impaired. Instead, they require that a triggering event occur before testing an asset for impairment. Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test involves a comparison of undiscounted cash flows against the carrying value of the asset as an initial test. If the carrying value of such asset exceeds the undiscounted cash flow, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value to determine the amount of the impairment. As of December 31, 2022 and 2021, there was no such impairment.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606 Revenue from Contracts with Customers. The Company recognizes revenue when performance obligations under the terms of a contract with the customer are satisfied. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. Generally, payment is due upon receipt of the invoice and the contracts do not have significant financing components. Product sales occur once control or title is transferred based on the commercial terms. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods. Product sales are recorded net of variable consideration, such as provisions for returns, discounts and promotional allowances. Such provisions are calculated based on the actual allowances given. Management believes that adequate provision has been made for cash discounts, returns, spoilage and promotional allowances based on the Company’s historical experience.

A breakdown of the total revenue between related party and non-related party revenue is as follows:

	2022	2021
Revenues	$7,595,581	$5,111,049
Revenues - related parties	981,791	1,116,330
Total Revenues	$8,577,372	$6,227,379

See further disaggregate revenue disclosures by segment and product type in Note 16.

Cost of Sales

Cost of sales consists of the cost of the components of finished goods, the costs of raw materials utilized in the manufacture of products, in-bound and out-bound freight charges, direct manufacturing labor as well as certain internal transfer costs, warehouse expenses incurred prior to the manufacture of the Company’s finished products, inventory allowance for excess and obsolete products, and royalties paid on licensing agreements. Components account for the largest portion of the cost of sales. Components include plastic molded parts, gas powered engines, aluminum pressure bottles, electronic parts, batteries and packaging materials.

The breakdown of cost of sales to include cost of sales for related party and non-related party as well as the related party and non-related party royalty expense is as follows:

	2022	2021
Cost of revenues	$5,055,947	$3,569,894
Cost of revenues - related parties	462,297	534,910
Royalty expense - related parties	61,308	75,161
Royalty expense	203,620	157,855
Total cost of revenues	$5,783,173	$4,337,820

Operating Expenses

Operating expenses include selling expenses such as warehousing expenses after manufacture, as well as expenses for advertising, and other marketing expenses. Operating expenses also include such costs as payroll costs, travel costs, professional service fees (including legal fees), depreciation and other general and administrative costs.

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

We categorize leases with contractual terms longer than twelve months as either operating or finance leases. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of December 31, 2022 and 2021. Our leases generally have terms that range from three years for equipment and three to six years for property. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

Supplemental balance sheet information related to leases was as follows:

Operating Leases	Classification	December 31, 2022	December 31, 2021
Right-of-use assets	Operating lease assets	$1,133,092	$454,475

Current lease liabilities	Current operating lease liabilities	$269,046	$232,283
Non-current lease liabilities	Long-term operating lease liabilities	864,057	222,899
Total lease liabilities		$1,133,103	$455,182

Lease term and discount rate were as follows:

	December 31, 2022	December 31, 2021
Weighted average remaining lease term (years)	4.47	2.34
Weighted average discount rate	6.82%	6.11%

The components of lease costs were as follows:

	December 31, 2022	December 31, 2021
Operating lease cost	$246,571	$171,292
Variable lease cost	-	2,125
Total lease costs	$246,571	$173,417

Supplemental disclosures of cash flow information related to leases were as follows:

	December 31, 2022	December 31, 2021
Cash paid for operating lease liabilities	$340,471	$171,272
Operating right of use assets obtained in exchange for operating lease liabilities	$920,615	$160,182

Maturities of lease liabilities were as follows as of December 31, 2022:

	Trebor Industries Office Lease	BMG Office Lease	Submersible Systems Lease	Live Blue, Inc.	Total lease payments
2023	64,842	65,484	203,315	8,447	342,088
2024	49,716	50,586	210,600	-	310,902
2025	-	-	216,397	-	216,397
2026	-	-	222,886	-	222,886
Thereafter	-	-	258,342		258,342
Total	114,558	116,070	1,111,540	8,447	1,350,615
Less: Imputed interest	(6,019)	(6,098)	(204,842)	(553)	(217,512)
Present value of lease liabilities	$108,539	$109,972	906,698	$7,894	$1,133,103

Detailed information on leases can be found in Note 15.

Product development costs – Product development expenditures are charged to expenses as incurred.

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which they occur. Advertising and trade show expense incurred for the years ended December 31, 2022 and 2021, totaled $499,441 and $343,232, respectively.

Research and development costs – The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the years ended December 31, 2022 and 2021, the Company incurred research and development costs of $18,393 and $75,439, respectively.

Customer deposits and unearned revenue and returns policy – The Company typically takes a minimum 50% deposit against large tankfill systems prior to ordering and/or building the systems. It will also take deposits for large rescue tank orders for both domestic and international customers. The remaining balance due is payable upon delivery, shipment, or installation of the system. Additionally, returns of all other merchandise are subject to a 15% restocking fee as stated on each sales invoice. Customer deposits totaled $167,534 and $143,938 at December 31, 2022 and 2021, respectively.

Warranty policy – Under the provisions of the Financial Accounting Standards Board (“FASB”) ASC 460, Guarantor’s Guarantees, the Company accrues a liability for estimated warranty policy costs based on standard quantitative measures based on criteria established by the Company. Estimates of costs to service its warranty obligations are based on historical experience, expectation of future conditions and known product issues. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, revisions to the estimated warranty reserve would be required. The Company engages in product quality programs and processes, including monitoring and evaluating the quality of its suppliers, to help minimize warranty obligations. The Company provides its customers with an industry standard one year warranty on systems sold and recognizes a warranty reserve based on gross sales multiplied by the historical warranty expense return rate. The warranty reserve charged to cost of net revenues and is included in accrued expenses and is deemed sufficient to absorb any material or labor costs that might be incurred on sales recorded during the period. The Company recorded a reserve for warranty work of $27,651 and $13,680 at December 31, 2022 and 2021, respectively.

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

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. A valuation allowance is established against deferred tax assets that do not meet the criteria for recognition. In the event the Company were to determine that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, it would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

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

During the years ended December 31, 2022 and 2021, the Company recognized share based compensation with a fair value of $962,474 and $1,154,801, respectively.

Usage of Authorized but Unissued Shares of Common Stock - The Company has issued options, warrants and convertible promissory notes which are convertible into shares of common stock in certain situations the total of which exceeds the current authorization. The Company has adopted a policy for the sequence of usage of remaining authorized but unissued shares of common stock (the “Sequencing Policy”) which outlines the order in which the conversion of these equity-linked instruments may be settled in shares. Under the Company’s Sequencing Policy, the most recently issued equity-linked securities, including stock options, warrants, and convertible promissory notes, are settled in shares first.

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

At December 31, 2022, and 2021, the carrying amount of cash, accounts receivable, accounts receivable – related parties, accounts payable and accrued liabilities, accounts payable-related parties, customer deposits and unearned revenue, other liabilities, lease liabilities, loans payable and convertible debentures, approximate fair value because of the short maturity of these instruments.

Loss per common share – Basic loss per share excludes any dilutive effects of options, warrants and convertible securities. Basic loss per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted loss per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. At December 31, 2022 and December 31, 2021, 266,722,242 and 254,577,924, respectively, potentially dilutive shares were not recognized as their inclusion would be anti-dilutive. These shares reflect shares potentially issuable under convertible note agreements, outstanding warrants, outstanding stock options and the conversion of preferred stock.

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

Note 2. Inventory

Inventory consists of the following as of:

	December 31,
	2022	2021

In-Transit Inventory	-	130,000
Raw materials	1,207,957	1,144,190
Work In Process	80,727	99,858
Finished goods	1,077,308	-
Rental Equipment	55,893	521,212
Total Inventory, net	$2,421,885	$1,895,260

As of December 31, 2022 and 2021, the Company recorded allowances for obsolete or slow moving inventory of approximately $166,432 and $308,133, respectively.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2022	2021

Prepaid inventory	$42,660	$166,951
Prepaid expenses and other current assets	149,470	60,507
Total prepaid expenses and other current assets	$192,130	$227,458

Note 4. Property and Equipment, Net

Property and equipment consist of the following as of:

	December 31,
	2022	2021

Tooling and equipment	$586,597	$427,044
Computer equipment and software	40,621	54,056
Vehicles	79,557	79,557
Leasehold improvements	65,748	68,560
Total property and equipment	777,523	629,217
Less: accumulated depreciation and amortization	(432,977)	(359,152)
Total property and equipment, net	$339,546	$270,065

Depreciation and amortization expense totaled $149,120 and $56,472 for the years ended December 31, 2022 and 2021, respectively. Included in the depreciation and amortization expense for the year ending December 31, 2022 and 2021 is $80,597 and $24,095 for amortization of intangible assets, respectively.

Note 5. Other Assets

Other assets at December 31, 2022 of $30,724 consisted of refundable deposits. Other assets at December 31, 2021 of $14,098 consisted of refundable deposits.

Note 6. Customer Credit and Vendor Concentrations

The Company sells to three entities owned by the brother of Robert M. Carmichael and three companies owned by Robert M. Carmichael as further discussed in note 7 - Related Parties Transactions. Combined sales to these six entities for the years ended December 31, 2022 and 2021, represented 11.4% and 17.9%, respectively, of total net revenues.

Brownie’s Southport Divers, Inc. represented concentration in outstanding accounts receivable of 10.1% of total outstanding accounts receivable as of December 31, 2022 and 25.3% as of December 31, 2021. Brownie’s Global Logistics, LLC represented concentration in outstanding accounts receivable of less than 10% of total outstanding accounts receivable as of December 31, 2022 and 2021.

Additionally, the Company has a non-related party customer, Amazon, that represented 12.0% of total outstanding accounts receivable as of December 31, 2022.

Revenue from Amazon accounted for 12.0% of revenue for the twelve months ended December 31, 2022, but did not exceed 10% of total revenue for the year ended December 31, 2021.

The Company has two vendors that for the year ended December 31, 2022 supplied more than 10% each of the Company’s overall purchases. Tian Li He Technology supplied 11.9% of overall purchases and L&W supplied 11.7% of overall purchases for the year ended December 31, 2022. There were no vendor concentrations beyond 10% of total purchases for the year ended December 31, 2021.

Note 7. Related Party Transactions

We sell products to Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, companies owned by the brother of Robert Carmichael. Combined net revenues from these entities for the years December 31, 2022 and 2021, totaled $977,145 and $1,116,085, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2022, were $16,875, $6,773 and $15,532, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2021, were $50,818, $7,195 and $17,779, respectively.

We also sell products to Brownie’s Global Logistics, LLC (“BGL”) and 940 Associates, Inc. (“940 A”), entities wholly-owned by Robert Carmichael. Combined net revenues from these three entities for the years ended December 31, 2022 and 2021 were $4,646 and $245, respectively. In addition, from time to time Mr. Carmichael purchases products from us for his personal use. Accounts receivable from BGL, 940 A and Mr. Carmichael totaled $2,408 at December 31,2022 and $897 at December 31, 2021.

We owed BGL $2,980 and $32,267 at December 31, 2022 and 2021, respectively, which represents purchase of inventory including batteries for Sea Lion (battery operated unit) and Honda engines for our regular gasoline powered units. As of December 31, 2022, the Company also had an amount due of $5,000 to Mr. Carmichael for an advance to BLU3,Inc.

We are a party to an exclusive license agreement, dated February 22, 2005, with 940 A to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. The agreement provides for a royalty to be paid equal to the greater of 2.5% on all sales of Trebor or $15,000 per quarter. Total royalty fees paid to 940 A in the years ended December 31, 2022 and 2021 totaled $61,308 and $75,161, respectively. The Company had accrued royalties of $2,845 and $7,735 for the years ended December 31, 2022 and 2021, respectively.

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

Effective July 29, 2019 the Company agreed to pay the members of the Company’s Board of Directors, including Mr. Carmichael, a management director, an annual fee of $18,000 for serving on the Company’s Board of Directors for the year ending December 31, 2019. As of December 31, 2021, the Company had accrued $112,500 in Board of Directors’ fees. On August 21, 2020 the Company’s Board of Directors approved the continuation of the 2019 Board compensation policy for the year ending December 31, 2022. As of December 31, 2022, the Company accrued an additional $36,000 in Board of Directors’ fees for a total of $148,500 in accrued fees.

On April 14, 2020 the Company entered into a Non-Qualified Stock Option Agreement with Mr. Carmichael. Under the terms of the option agreement, as additional compensation the Company granted Mr. Carmichael an option to purchase up to an aggregate of 125,000,000 shares of the Company’s common stock at an exercise price of $.045 per share. During the years ended December 31, 2022 and December 31, 2021 the Company expensed $655,516 and $874,021 in relation to this option agreement, respectively. As of December 31, 2022, there were 50,000,000 shares vested from this option.

Also, on November 5, 2020 the Company entered into a Non-Qualified Option Agreement with Mr. Constable. Under the terms of this option agreement, as additional compensations, the Company granted an option (the “Bonus Option”) to purchase up to an aggregate of 30,000,000 shares of the Company’s common stock at an exercise price of $.0184 per share. During the years ended December 31, 2022 and December 31, 2021, the Company expensed $63,267 and $82,734, respectively. As of December 31, 2022, there were 5,000,000 shares vested from this option.

On March 25, 2021, the Company issued 27,500,000 shares of common stock to Charles. Hyatt, a member of our Board of Directors in consideration of $275,000.

On August 1, 2021 as part of the Blake Carmichael Agreement (see Note 15) the Company entered into a Non-Qualified Stock Option agreement with Blake Carmichael. Under the terms of the Blake Carmichael agreement, Blake Carmichael is entitled to (i) a five-year option to purchase 3,759,400 shares of the Company’s common stock at an exercise price of $0.0399 (the “BC Compensation Options”), 33.3% of the shares subject to the Option vest upon the execution of the agreement, 33% at the first anniversary date and 33% upon the second anniversary date and (ii)(ii) a 5-year option to purchase up to 18,000,000 shares to vest annually on a contract year basis, based upon the achievement of certain financial metrics tied to revenue and EBITDA, which for the years ended December 31, 2022 and December 31, 2021 the Company expensed $49,692 and $21,810, respectively.

On September 1, 2021, the Company issued Charles Hyatt, a member of the Company’s Board of Directors, 10,000,000 units, with each unit consisting of one share of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $0.025 per share in consideration of $250,000.

On September 1, 2021, the Company issued Grace Hyatt, the adult child of Charles Hyatt, 600,000 units of the securities of the Company, with each unit consisting of one share of common stock and a two-year warrant to purchase one share of common stock at an exercisable at $0.025 per share in consideration of $15,000.

On November 5, 2021 the Company entered into a Non-Qualified Stock Option agreement with Christopher Constable as part of his employment agreement as the Company’s Chief Executive Officer. Under the terms of the option agreement, the Company granted Mr. Constable a five-year option to purchase 2,403,846 shares of the Company’s common stock at an exercise price of $.0416, the “Compensation Options”. The Compensation Options were immediately vested. The fair value of the options on the date of the grant was $98,976 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate of .53%, (ii) expected life of 2.5 years, (iii) dividend yield of 0%, and (iv) expected volatility of 324.5%. Stock option expense recognized during the year ended December 31, 2021 for this option was $98,976.

On February 2, 2022, the Company issued Charles Hyatt, a director, 10,000,000 shares upon the exercise of a warrant at $0.025 per share in consideration of $250,000.

On February 2, 2022, the Company issued Grace Hyatt, the adult child of Charles Hyatt, a director, 600,000 shares upon the exercise of a warrant at $0.025 per share in consideration of $15,000

On November 5, 2022 the Company entered into a Non-Qualified Stock Option agreement with Christopher Constable as part of his employment agreement as the Company’s Chief Executive Officer. Under the terms of the option agreement, the Company granted Mr. Constable a five-year option to purchase 3,968,254 shares of the Company’s common stock at an exercise price of $.0252 the “Compensation Options”. The Compensation Options were immediately vested. The fair value of the options on the date of the grant was $95,969 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate of .4.64%, (ii) expected life of 2.5 years, (iii) dividend yield of 0% and (iv) expected volatility of 256%. Stock option expense recognized during the year ended December 31, 2022 for this option was $95,969.

On December 13, 2022, the Company issued 5,714,285 units, each unit consists of one share of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $0.0175 per share to Charles Hyatt a director, in a private offering for proceeds of $100,000.

Note 8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the following as of:

	December 31, 2022	December 31, 2021

Accounts payable trade and other	$504,393	$516,957
Accrued payroll and fringe benefits	262,113	165,969
Accrued warranty expense	27,651	13,680
Accrued payroll taxes and withholding	-	9,106
Accrued Sales Tax	35,299	29,339
Accrued interest	-	9,332
	$829,456	$744,383

Balances due certain vendors are in arrears to varying degrees. The Company is handling all delinquent accounts on a case-by-case basis.

Note 9. Other Liabilities

Other liabilities consist of the following as of:

	December 31, 2022	December 31, 2021

Accrued expenses	$63,943	$66,424
Accrued recall reserve fee	160,500
Accrued Board of Directors fees	148,500	121,500
	$372,943	$187,924

Further information regarding the recall reserve fee can be found in note 15.

Note 10. Convertible Promissory Notes and Loans Payable

Convertible Promissory Notes

Convertible Promissory Notes consist of the following at December 31, 2022:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Original Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Reg.
9/03/21	9/03/24	8%	$346,500	$(12,355)	$346,500	$(6,994)	$339,509	-	(4)
9/03/21	9/03/24	8%	$3,500	$(125)	3,500	(66)	3,434	-	(5)
9/30/22	Demand	8%	$66,793	$(19,250)	68,397	(19,250)	49,147	-	(6)
					$418,397	$(26,310)	$392,090	$-

Convertible debentures consist of the following at December 31, 2021:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Original Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Reg.
8/31/11	8/31/13	5%	10,000	(4,286)	$-	$-	$-	$-	(1)
12/01/17	12/31/21	6%	50,000	(12,500)	-	-	-	-	(2)
12/05/17	12/31/21	6%	50,000	(12,500)	-	-	-	-	(3)
9/03/21	9/03/24	8%	346,500	(12,355)	346,500	(10,639)	335,861	9,240	(4)
9/03/21	9/03/24	8%	3,500	(125)	3,500	(107)	3,393	92	(5)
					$350,000	$(10,746)	$339,254	$9,332

(1)	The Company borrowed $10,000 in exchange for a convertible note (the “Hoboken Convertible Note”). The holder at its option may convert all or part of the note plus accrued interest into common stock at a price of 30% discount as determined from the average four highest closing bid prices over the preceding five trading days. The Company valued the beneficial conversion feature of the convertible debenture at $4,286, which was accreted to interest expense over the period of the note. On February 22, 2021, this note and accrued interest of $4,777 were converted by the holder into 422,209 shares of common stock in accordance with the terms of the note.

(2)	On December 1, 2017, the Company issued a $50,000 principal amount 6% secured convertible promissory note, initially due December 1, 2018, subject to extension. The note is secured with such assets of the Company equal to the principal and accrued interest, is guaranteed by the Company’s wholly-owned subsidiaries, Trebor and BHP and the personal guarantee of Mr. Carmichael.

The conversion price under the note initially ranged from $0.02 per share if converted in the first year to $0.125 per share if converted in year five. The lender may convert at any time until the note plus accrued interest is paid in full. Various other fees and penalties apply if payments or conversions are not done timely by the Company. The lender will be limited to maximum conversion of 9.99% of the outstanding common stock of the Company at any one time. In 2019, the maturity date of the note was extended for one additional year to December 31, 2019 with a reduction in the conversion price to $0.01 per share. The Company recorded a loss on extinguishment of debt of $32,000 upon the modification of conversion price. On June 10, 2021, this note and accrued interest of $10,554 were converted by the holder into 6,055,358 shares of common stock in accordance with the terms of the note.

(3)	On December 5, 2017, the Company issued a $50,000 principal amount 6% secured convertible promissory note, initially due December 4, 2018, subject to extension. The note is secured with such assets of the Company equal to the principal and accrued interest, is guaranteed by the Company’s wholly owned subsidiaries, Trebor and BHP and the personal guarantee of Mr. Carmichael.

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

(4)	On September 3, 2021, the Company issued a $346,500 note payable to Summit Holding V, LLC as part of the acquisition of SSI. The note carries 8% unsecured convertible promissory note, due September 3, 2024. Payments on the note are to be equivalent to 50% of the adjusted net profit of Submersible Systems, Inc., payable calendar quarterly commencing on December 31, 2021. Interest is payable in company stock at the conversion price of $0.051272 and shall be paid quarterly. The note holder may convert any outstanding principal and unpaid interest at a conversion rate of $0.051272 at any time up to the maturity date of the note. The Company recorded $12,355 for the beneficial conversion feature.

Payment Amortization
2023	$-
2024	346,500
Total Note Payments	$346,500
Current portion of note payable	-
Non-Current Portion of Notes Payable	$346,500

(5)	On September 3, 2021, the Company issued a three-year 8% unsecured convertible promissory note for $3,500 to Tierra Vista Partners, LLC as part of the acquisition of SSI. Payments on the note are to be equivalent to 50% of the adjusted net profit of SSI, payable calendar quarterly commencing on December 31, 2021. Interest is payable quarterly in common stock of the Company at the conversion price of $0.051272 per share. The note holder may convert any outstanding principal and unpaid interest at a conversion rate of $0.051272 at any time up to the maturity date of the note. The Company recorded $125 for the beneficial conversion feature.

Payment Amortization
2023	$-
2024	3,500
Total Note Payments	$3,500
Current portion of note payable	-
Non-Current Portion of Notes Payable	$3,500

(6)	On September 30, 2022, the Company issued a convertible demand 8% promissory note in the principal amount of $66,793 to Robert Carmichael for funds to meet the working capital needs of LBI. There is no amortization schedule for the note, and interest is payable in shares of common stock of the Company at a conversion price equal to the 90 day VWAP of the Company’s stock prior to the quarterly interest payment date. This note is classified as a current liability as the note holder may demand payment or convert the outstanding principal at a conversion rate of $0.021 per share at any time. The Company recorded $19,250 for the beneficial conversion feature.

Loans Payable

	Marlin Capital BLU3 (1)	Mercedes BMG (2)	Navitas 1 BLU3 (3)	PPP Loan BMG (4)	PPP loan SSI (5)	NFS SSI (6)	Navitas 2 BLU3 (7)	Total
2023	$-	$11,168	$14,270	$-	$-	$22,197	$18,851	$66,486
2024	-	11,168	16,629	-	-	26,279	21,228	75,304
2025	-	8,687	18,024	-	-	12,328	23,611	62,649
2026	-	-	6,007	-	-	-	-	6,007
Total Loan Payments	$-	$31,023	$54,930	$-	$-	$60,804	$63,689	$210,446
Current Portion of Loan Payable	$-	$(11,168)	$(14,270)	$-	$-	$(22,197)	$(18,851)	$(66,486)
Non-Current Portion of Loan Payable	$-	$19,855	$40,660	$-	$-	$38,607	$44,838	$143,960

(1)	On September 30, 2019, BLU3 financed the purchase of certain plastic molding equipment through Marlin Capital Solutions (“Marlin Capital”). The loan amount at inception was $96,725. The Company entered into an Equipment Finance Agreement with Marlin Capital pursuant to which it agreed to make 36 equal monthly installments of $3,143.80. The Equipment Finance Agreement contains customary events of default. The loan balance was $0 as of December 31, 2022 and $25,079 as of December 31, 2021.

(2)	On August 21, 2020, the Company executed an installment sales contract with Mercedes Benz Coconut Creek for the purchase of a 2019 Mercedes Benz Sprinter delivery van. The installment agreement is for $55,841 with a zero interest rate payable over 60 months with a monthly payment of $931 and is personally guaranteed by Mr. Carmichael. The loan balance as of December 31, 2022 was $31,023 and $43,122 as of December 31, 2021.

(3)	On May 19, 2021, subsidiary BLU3, executed an equipment finance agreement to finance the purchase of certain plastic molding equipment through Navitas Credit Corp. (“Navitas”). The amount financed is $75,764 payable over 60 equal monthly installments of $1,611 (the “Navitas 1”). The equipment finance agreement contains customary events of default. The loan balance as of December 31, 2022 was $54,930 and $70,157 as of December 31, 2021.

F-20

(4)

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

The note balance as of December 31, 2022 and December 31, 2021 was $0.

(5)

On May 12, 2020, SSI received an unsecured loan from City National Bank in the principal amount of $116,160 (the “Submersible SBA Loan”), under the CARES Act.

The term of the note is two years, but may become due and payable upon an event of default under the note. The Submersible SBA Loan carries a fixed interest rate of 1% per year, and a monthly payment of $6,925, with the first payment due seven months from the date of initial cash receipt. As part of the forgiveness application and directly related to the acquisition of SSI by the Company, SSI was required to place $121,953 in an escrow account until forgiveness is determined and City National Bank has been paid in full by the SBA. On October 15, 2021, the Company was notified by City National Bank that the Submersible SBA Loan was forgiven in full under the terms of the CARES Act. The restricted cash in escrow was released in full by the bank as a result of this forgiveness on November 8, 2021.

The note balance as of December 31, 2022 and December 31, 2021 was $0.

(6)	On June 29, 2022, SSI executed an equipment financing agreement with NFS Leasing (“NFS Leasing”) to secure replacement production molds. The total purchase price of the molds was $84,500 of which $63,375 was financed by NFS Leasing on August 15, 2022. The financing agreement has a 33 month term beginning in August 2022 with a monthly payment of $2,571. The financing agreement contains customary events of default, is guaranteed by the Company and NFS Leasing has a lien on all of the assets of SSI. The loan balance as of December 31, 2022 and December 31, 2021 was $60,804 and $0, respectively.

(7)	On December 12, 2022, BLU3 executed an equipment finance agreement to finance the purchase of certain plastic molding equipment through Navitas Credit Corp. (“Navitas”). The amount financed is $63,689 payable over 36 equal monthly installments of $2,083 (“Navitas 2”). The equipment finance agreement contains customary events of default. The loan balance as of December 31, 2022 was $63,689 and $0 as of December 31, 2021.

Note 11. Business Combinations

Merger with Submersible Systems, Inc.

On September 3, 2021, the Company completed its merger with Submersible Systems, Inc. Under the terms of the Merger Agreement, the Company paid $1.79 million in consideration consisting of the issuance of 27,305,442 shares of its common stock (valued at $1.4 million), the issuance of $350,000 in 8% unsecured convertible promissory notes in exchange for all of the equity of Submersible. The 27,305,442 shares of the Company’s common stock issued for the $1.45 million in consideration are subject to leak out agreements whereby the shareholders are unable to sell or transfer shares based upon the following:

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

In determining the number of shares of the common stock issued, the Company considered the value of the stock as defined the Merger Agreement to be the calculated based on the volume weighted average price (“VWAP”) of a share of the Company’s common stock on the OTC Markets for (i) 180 days prior to the date of the parties’ execution and delivery of the binding term sheet for the Merger or (ii) 180 days prior to the closing date of the Merger, whichever results in a lower VWAP. Based on this calculation, the Company utilized calculation (i) resulting in a conversion price of $.051271831. This conversion price resulted in the issuance of 27,305,442 shares of common stock with a fair value of $1,449,919 on the closing date.

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

Year ended December 31, 2021 (unaudited)
Revenue	$7,259,384
Net Loss	$(1,560,900)
Basic and Diluted Loss per Share	$(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	368,144,534

The information included in the pro forma amounts is derived from historical information obtained from the sellers of the businesses. The pro forma amounts above for basic and diluted weighted average common shares outstanding have been adjusted to include the stock issued in connection with the acquisition of SSI.

Gold Coast Scuba, LLC Asset Acquisition

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

The leak-out restriction may be waived by the Company upon written request by a LLC Member, if the Company’s common stock is trading on the NYSE American or Nasdaq, and has a rolling 30-day average trading volume of 50,000 shares per day; provided, however, that (i) only up to 5% of the previous days total volume can be sold in one day and (ii) only through executing trades “On the Offer.”

The transaction costs associated with the acquisition were $10,000 in legal fees paid in cash.

While the agreement was structured as an asset purchase agreement, we also assumed the operations of Gulf Coast Scuba resulting in the recognition of a business combination. During 2022 we recognized revenue of $212,876 and net loss of ($75,579) associated with this business. The business combination was not material for purposes of disclosing pro forma financial information. In connection with this transaction, we recognized the following assets and liabilities:

Fair Value
Rental Inventory	$48,602
Fixed Assets	50,579
Retail Inventory	60,819
Right of use asset	29,916
Lease liability	(29,916)
Net Assets Acquired	$160,000

Note 12. Goodwill and Intangible Assets, Net

The following table sets forth the changes in the carrying amount of the Company’ Goodwill for the years ended December 31, 2022 and 2021:

	2022	2021
Balance, January 1	$249,986	$-
Acquisitions of Submersible Systems, Inc.	-	249,986
Balance, December 31	$249,986	$249,986

The following table sets forth the components of the Company’s intangible assets at December 31, 2022:

	Amortization Period (Years)	Cost	Accumulated Amortization	Net Book Value

Intangible Assets Subject to amortization
Trademarks	15	$121,000	$(10,712)	$112,299
Customer Relationships	10	600,000	(80,000)	520,000
Non-Compete Agreements	5	22,000	(5,867)	16,133
Total		$743,000	$(96,622)	$646,422

The aggregate amortization remaining on the intangible assets as of December 31, 2022 is a follows:

Intangible Amortization
2023	$72,467
2024	72,467
2025	72,467
2026	71,367
Thereafter	357,654
Total	$646,422

Note 13. Stockholders’ Equity

Common Stock

On February 22, 2021, the Company issued 422,209 shares of common stock related to the conversion of a convertible note and accrued interest of $14,777.

On March 1, 2021, the Company issued a consultant 3,000,000 shares of its common stock related to investor relation services at a fair value of $120,000.

On March 25, 2021, the Company issued 27,500,000 shares of common stock to Charles F. Hyatt, a member of our Board of Directors, in consideration of $275,000.

On February 28, 2021, the Company issued 116,279 shares of common stock to a consultant with a fair value of $5,000 for professional business services.

On June 10, 2021, the Company issued 6,055,358 shares of common stock related to the conversion of a convertible note and accrued interest of $60,554.

On August 18, 2021, the Company issued 6,114,516 shares of common stock related to the conversion of a convertible note and accrued interest of $61,145.

On September 1, 2021, the Company issued Charles Hyatt, a member of our Board of Directors, 10,000,000 units of the Company, with the unit consisting of one share of common stock and a two- year warrant to purchase one share of common stock at an exercise price of $0.025 per share in consideration of $250,000. The Company did not pay any fees or commissions in connection with the sale of the unit.

On September 1, 2021, the Company issued Grace Hyatt, the adult child Charles Hyatt, 600,000 units of the Company, with each unit consisting of one share of common stock and a two- year warrant to purchase one share of common stock at an exercise price of $0.025 per share in consideration of $15,000. The Company did not pay any fees or commissions in connection with the sale of the unit.

In September, 2021, the Company issued 4,000,000 units of the Company to three accredited investors, with each unit consisting of one share of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $0.025 per share in consideration of $100,000. The Company did not pay any fees or commissions in connection with the sale of the unit.

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

On June 30, 2022, the Company issued 449,522 shares of common stock to the holders of convertible notes for payment of interest through June 30, 2022. The fair value of these shares was $23,048.

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

On September 30, 2022, the Company issued 136,527 shares of common stock to the holders of convertible notes for payment of interest for the three months ending September 30, 2022. The fair value of these shares was $7,000.

On November 1, 2022, the Company issued an aggregate of 1,155,881 shares to the designated shareholders in accordance with the amended STS Agreement. The fair value of these shares was $30,000.

On December 13, 2022, the Company issued 5,714,286 units, each unit consists of one share of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $0.0175 per share to Charles Hyatt a director, in a private offering for proceeds of $100,000.

On December 31, 2022, the Company issued 198,204 shares of common stock to the holders of convertible notes for payment of interest for the three months ending December 31, 2022. The fair value of these shares was $8,336.

Preferred Stock

During the second quarter of 2010, the holder of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of blank check preferred stock. The blank check preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company from time to time in accordance with the provisions of the Florida Business Corporation Act. In April 2011 the Board of Directors designated 425,000 shares of the blank check preferred stock as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into a share of the Company’s common stock at any time at the option of the holder at a conversion price of $18.23 per share. Holders of shares of Series A Convertible Preferred Stock are entitled to 250 votes for each share held. The Company’s common stock and Series A Convertible Preferred Stock vote together as on any matters submitted to our shareholders for a vote. As and December 31, 2022 and 2021, the 425,000 shares of Series A Convertible Preferred Stock are owned by Robert Carmichael.

Equity Compensation Plan

On May 26, 2021 the Company adopted an Equity Compensation Plan (the “Plan”). Under the Plan, stock options may be granted to employees, directors, and consultants in the form of incentive stock options or non-statutory stock options, stock purchase rights, time vested and/performance invested restricted stock, and stock appreciation rights and unrestricted shares. The maximum number of shares that may be issued under the Plan is 25,000,000 shares. The term of the Plan is ten years.

The Company also issued options outside of the plan that were not approved by the security holders. These options may be granted to employees, directors, and consultants in the form of incentive stock options or non-qualified stock options.

Equity Compensation Plan Information as of December 31, 2022:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted – average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans Approved by Security Holders	3,467,647	$.0400	21,532,353
Equity Incentive Options issued outside of the Equity Compensation Plan	234,971,520	.0359	—
Total	238,439,167	$.0360	21,532,353

Options

The Company has issued options to purchase approximately 238,439,167 shares at an average price of $0.036 with a fair value of approximately $99,000. For the years ended December 31, 2022 and 2021, the Company issued options to purchase 5,710,901 and 33,473,246 shares, respectively. Upon exercise, shares of new common stock are issued by the Company.

For the years ended December 31, 2022 and 2021, the Company recognized an expense of approximately $951,400 and $1,154,800, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a Black-Scholes option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of December 31, 2022, the Company had approximately $3,774,300 of unrecognized pre-tax non-cash compensation expense related to options to purchase shares, which the Company expects to recognize, based on a weighted-average period of 1.5 years. The Company uses straight-line amortization of compensation expense over the requisite service period for time-based options. For performance-based options the Company evaluates the likelihood of a vesting qualification being met, and will establish the expense based on that evaluation. The maximum contractual term of the Company’s stock options is 5 years. The Company recognizes forfeitures as they occur. There are options to purchase approximately 11,558,800 shares that have vested as of December 31, 2022.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the Black-Scholes option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Year ended December 31,
	2022	2021
Expected volatility	215.2% - 266.8%	249.4 – 346.4%
Expected term	2.0 – 2.50 Years	2 - 2.50 Years
Risk-free interest rate	0.3% - 1.4%	0.25% - .53%
Forfeiture Rate	0.17%	0.03%

The expected volatility was determined with reference to the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate in effect at the time of grant.

A summary of the status of the Company’s outstanding stock options as of December 31, 2022 and 2021 and changes during the periods ending on that date is as follows

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of Options	Exercise Price	Contractual Life in Years	Intrinsic Value
Outstanding at December 31, 2020	199,730,020	$0.0323	2.84
Granted	33,473,246	0.0430
Forfeited	(75,000)	0.0360
Exercised	-	-
Cancelled		-
Outstanding – December 31, 2021	233,128,266	$0.0362	2.23
Exercisable – December 31, 2021	76,068,249	$0.0284	2.30	$795,201

Granted	5,710,901	0.0281
Forfeited	(400,000)	0.0354
Exercised	-	-
Cancelled	-	-
Outstanding – December 31, 2022	238,439,167	$0.0360	1.43
Exercisable – December 31, 2022	111,558,754	$0.0321	1.33	$68,994

The following table summarizes information about employee stock options outstanding at December 31, 2022

Range of Exercise Price	Number outstanding at December 31, 2022	Weighted average remaining life	Weighted average exercise price	Number exercisable at December 31, 2022	Weighted average exercise price	Weighted average remaining life
$0.018 - $0.0225	70,730,020	2.21	$0.0182	45,730,020	$0.0181	1.87
$0.0229 - $0.0325	9,093,254	2.54	$0.0251	9,018,254	$0.0250	0.99
$0.0360 - $0.0425	25,530,893	3.57	$0.0398	6,047,980	$0.0396	3.53
$0.0440 - $0.0531	133,085,000	0.52	$0.0455	50,762,500	$0.0451	0.36
Outstanding options	238,439,167	1.43	0.0360	111,558,754	0.0321	1.33

As of December 31, 2022, the Company had approximately $3,774,300 of unrecognized pre-tax non-cash compensation expense related to options to purchase shares, which the Company expects to recognize, based on a weighted-average period of 1.5 years.

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

On September, 2021, the Company issued 4,000,000 units to three accredited investors, each unit consisting of one share of common stock and a two-year warrant to purchase one share of common stock at $0.025 per share in consideration of $100,000.

On February 2, 2022, the Company issued Charles Hyatt 10,000,000 shares of common stock upon the exercise of a warrant at $0.025 per share in consideration of $250,000.

On February 2, 2022, the Company issued Grace Hyatt, the adult child of Charles Hyatt, 600,000 shares of common stock upon the exercise of a warrant at $0.025 per share in consideration of $15,000.

On September 7, 2022, the Company issued an aggregate of 8,541,666 units to two accredited investors. Each unit consisted of one share of common stock and a two-year common stock purchase warrant to purchase one share of common stock at an exercise price of $0.024 per share in consideration of $205,000.

On December 13, 2022, the Company issued to Charles Hyatt, 5,714,285 units. Each unit consisted of one share of common stock and a two-year common stock purchase warrant to purchase one share of common stock at an exercise price of $0.0175 per share in consideration of $100,000.

A summary of the Company’s warrants as of December 31, 2022 and 2021, and changes during the years ended December 31, 2022 and 2021 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of Warrants	Exercise Price	Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2020	-	$-	-
Granted	14,600,000	0.0250
Forfeited	-	-
Exercised	-	-
Cancelled	-	-
Outstanding – December 31, 2021	14,600,000	$0.0250	1.67
Exercisable – December 31, 2021	14,600,000	$0.0250	1.67	$153,300

Granted	14,255,951	0.0214
Forfeited	-	-
Exercised	(10,600,000)	0.0250
Cancelled		-
Outstanding – December 31, 2022	18,255,951	$0.0245	1.55
Exercisable – December 31, 2022	18,255,951	$0.0245	1.55	$12,000

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

The components of the provision for income tax expense are as follows for the years ended:

	December 31,
	2022	2021
Current taxes
Federal	$—	$—
State	—	—
Current taxes	—	—
Change in deferred taxes	680,108	40,100
Change in valuation allowance	(680,108)	(40,100)

Provision for income tax expense	$—	$—

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2022 and 2021:

	December 31,
	2022	2021
Deferred tax assets:
Equity based compensation	$395,600	$154,400
Allowance for doubtful accounts	7,200	11,700
Reserves for slow moving inventory	42,200	46,500
Depreciation	13,800	6,000
Reserve for recall	(33,700)	-
Net operating loss carryforward	1,759,300	1,285,500
Total deferred tax assets	2,218,100	1,504,200
Deferred tax liabilities
Reserve for recall	(33,700)	-
Total deferred tax liability	(33,700)	-
Total deferred tax	2,184,400	1,504,200
Valuation allowance	(2,184,400)	(1,504,200)

Deferred tax assets, net of valuation allowance	$-	$-

The effective tax rate used for calculation of the deferred taxes as of December 31, 2022 was 25.35%. The Company has established a 100% valuation allowance against deferred tax assets of approximately $2,184,400, due to the uncertainty regarding realization reserve against the deferred tax assets. The change in valuation allowance was an increase of $680,108. The Company has approximately $3,346,650 of net loss carryforward that expire through 2037 and $2,125,933 that carryforward indefinitely but is limited to 80% of taxable income in any one year.

The effective tax rate used for calculation of the deferred taxes as of December 31, 2021 was 25.35%. The Company has established a 100% valuation allowance against deferred tax assets of $1,504,200 due to the uncertainty regarding realization reserve against the deferred tax assets. The change in valuation allowance was an increase of $40,100.

The significant differences between the statutory tax rate and the effective tax rates for the Company for the years ended are as follows:

	December 31,
	2022	2021
Statutory tax rate	(21.00)%	(21.00)%
State tax, net of Federal benefits	(4.30)%	(4.35)%
Permanent differences	0.07%	5.20%
Temporary differences	10.90%	22.76%
Change in valuation allowance	14.35%	(2.61)%
Effective tax rate	—%	—%

The Company’s income tax returns for 2019 through 2022 remain subject to examination by the Internal Revenue Services and state tax authorities.

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

On May 2, 2022, LBI entered into a lease assignment agreement with Gold Coast Scuba, LLC and Vicnsons Realty Group, LLC whereby LBI is the assignee to the remainder of the lease for the property located at 259 Commercial Blvd., Suites 2 and 3 in Lauderdale-By-The Sea, Florida. The lease is in its third year of a three-year term and has a $2,816 per month base rent. The lease provides an option to renew for an additional term of two years with an increase of base rent by 3.5%.

On September 14, 2022, SSI entered into a sixty-month lease renewal for its facility in Huntington Beach, California effective February 1, 2022. Terms included base rent of approximately $17,550 per month for the first 24 months with an annual escalation clause of 3.0% thereafter. Obligations under the lease are guaranteed by the Company. The Company paid an additional security deposit of $10,727 upon entering into the lease.

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

Royalty Agreement

On June 30, 2020, the Company entered into Amendment No. 2 to its Patent License Agreement with Setaysha Technical Solutions, LLC (“STS”). The amendment set certain limits and expectations of the assistance from STS related to designing and commercializing certain diving products and revised the royalty payments due to STS as consideration for uncompensated services. The Company is obligated to pay STS a minimum yearly royalty of $60,000, or $15,000 per fiscal quarter, beginning in December 2019 and increasing by 2.15% per year. The minimum royalty was temporarily increased to $60,000 for fiscal years 2022, 2023 and 2024, with a fourth quarter true up against earned royalties. In addition, if the Company terminates the Agreement with STS prior to December 31, 2023, the Company is obligated to pay STS $180,000, less cumulative royalties paid in excess of $200,174 for the years 2019 through 2024. In accordance with the amendment, the Company will pay additional minimum royalties of $60,000 per year or $15,000 per quarter for the years 2022 through 2024. On November 1, 2022 the Company issued to the designees of STS 1,155,881 shares of common stock with a fair value of $30,000 in accordance with the Patent License Agreement. Royalty recorded under this Agreement was $203,621 and $157,855 for twelve months ended December 31, 2022 and December 31, 2021, respectively. As included in other liabilities, accrued royalties under this agreement were $18,870 and 59,493 at December 31, 2022 and 2021, respectively.

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

In addition, Mrs. Buban shall be entitled to receive a five-year stock option to purchase up to 7,110,000 shares of common stock of the Company at an exercise price of $0.0531 per share, which vests upon the attainment of certain defined annual financial metrics, as set forth in the Buban Employment Agreement.

On May 2, 2022, the Company entered into a two-year employment agreement with Steven Gagas (the “Gagas Employment Agreement”) pursuant to which Mr. Gagas shall serve as the General Manager of the dive shop currently operating within LBI. In consideration for his services Mr. Gagas shall receive an annual salary of $50,000.

On January 17, 2022, the Company entered into an agreement with The Crone Law Group, PC (“CLG”) for the provision of legal services. In consideration therefor, the Company will pay CLG a monthly flat fee of $3,000 for the SEC reporting work, and its normal hourly rate for any other legal work and issued 1,000,000 shares of common stock with a fair market value of $27,500 to CLG.

On December 22, 2022, the U.S. Consumer Products Safety Commission (the “CPSC”) issued a voluntary recall notice for the Nomad tankless dive system, which is distributed by BLU3, Inc. As part of the recall procedure, the CPSC has approved the Company’s proposed remedy for the recall and BLU3 will begin to receive units back from consumers to repair affected Nomad units. The Company has evaluated the costs of this recall and has deemed it necessary to set an allowance of $160,500 for such costs.

Legal

The Company was a defendant in an action, Basil Vann, as Personal Representative of the Estate of Jeffrey William Morris v. Brownie’s Marine Group, Inc., filed on May 6, 2019 in the Circuit Court of the 17th Judicial Circuit, Broward County, Florida. The complaint, related to consulting services provided to the Company by the deceased between 2005 and 2017, alleged breach of contract and quantum meruit and sought $15,870.97 in unpaid consulting fees together with interest. In April 2020, the Company filed a Motion to Dismiss, and at a hearing held in May 2021, the Court struck certain allegations contained in the complaint, the parties agreed that the quantum meruit allegation is deemed to be an alternative to the breach of contract allegation but permitted certain other allegations to stand. The parties entered mediation pursuant to the Court’s order. This action was settled for $10,000 on July 12, 2021. The Company paid monthly installments of $1,000. The settlement was fully paid during the second quarter of 2022.

Note 16. Segments

The Company has five operating segments as described below:

1.	SSA Products, which sells recreational multi-diver surface supplied air diving systems.

2.	High Pressure Gas Systems, which sells high pressure air and industrial gas compressor packages.

3.	Ultra- Portable Tankless Dive Systems, which sells next generation electric surface supply air diving systems and electric shallow dive system that are battery operated and completely portable to the user.

4.	Redundant Air Tank Systems, which manufactures and distributes a line of high-pressure tanks and redundant air systems for the military and recreational diving industries.

5.	Guided Tour and Retail, which provides guided tours using the BLU3 technology, and also operates as a retail store for the diving community.

	Year ended December 31
	Legacy SSA Products		High Pressure Gas Systems		Ultra-Portable Tankless Dive Systems		Redundant Air Tank Systems		Guided Tour Retail		Total Company
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Net Revenues	$2,601,622	$2,897,210	$1,118,081	$616,039	$3,052,193	$2,241,359	$1,592,602	$472,771	$212,876	$-	$8,577,373	$6,227,379
Cost of Revenue	(1,941,570)	(2,161,396)	(690,415)	(386,517)	(1,866,850)	(1,437,512)	(1,109,340)	(352,395)	(174,999)	-	(5,783,173)	(4,337,820)
Gross Profit	660,052	735,814	427,666	229,522	1,185,343	803,847	483,262	120,016	37,877	-	2,794,200	1,889,199
Depreciation/Amortization	17,487	17,447	-	-	17,913	14,479	105,677	24,546	13,348	-	154,425	56,472
Income (loss) from operations	$(1,161,446)	$(1,778,463)	$84,342	$17,980	$(193,777)	$32,995	$(340,435)	$(125,215)	$(78,581)	$-	(1,850,397)	$(1,852,703)
											-
Total Assets	$1,354,034	$1,346,096	$415,354	$346,499	$984,946	$903,718	$2,672,134	$2,077,648	$239,016	$-	$5,665,484	$4,673,961

Note 17. Subsequent Events

On January 18, 2023 and February 18, 2023, the Company issued to Charles Hyatt, an aggregate of 11,428,570 units, with each unit consisting of one share of common stock and a two-year common stock purchase warrant to purchase one share of common stock at an exercise price of $0.0175 per share in consideration of $200,000.

