Form 10-Q
period 2023-03-31
Brownie's Marine Group, Inc
filed 2023-05-15
CIK 1166708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 15, 2023, there were 437,147,436 shares of common stock outstanding.

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

You should read thoroughly this Quarterly Report with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30 22, 2023, which risk factors could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by applicable law.

PART I

ITEM 1. FINANCIAL STATEMENTS

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash	$347,635	$484,427
Accounts receivable - net	165,742	111,844
Accounts receivable - related parties	99,833	55,428
Inventory, net	2,215,861	2,421,885
Prepaid expenses and other current assets	134,860	192,130
Total current assets	2,963,931	3,265,714
Property, equipment and leasehold improvements, net	389,455	339,546
Operating lease assets	1,057,327	1,133,092
Intangible assets, net	628,305	646,422
Goodwill	249,986	249,986
Other assets	30,725	30,724
Total assets	$5,319,729	$5,665,484
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$696,523	$829,456
Accounts payable - related parties	23,778	37,539
Customer deposits and unearned revenue	229,946	167,534
Other liabilities	307,498	372,943
Operating lease liabilities, current	268,202	269,046
Related party convertible demand note, net	49,213	49,147
Current maturities long term debt	67,954	66,486
Total current liabilities	1,643,114	1,792,151
Loans payable, net of current portion	126,188	143,960
Convertible notes, net of current portion	344,104	342,943
Operating lease liabilities, net of current portion	792,502	864,057
Total liabilities	2,905,908	3,143,111
Commitments and contingent liabilities (see note 9)
Stockholders’ equity
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding as of March 31, 2023 and December 31, 2022.	425	425
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; 437,147,436 shares issued and outstanding at March 31, 2023 and 425,520,662 shares issued and outstanding at December 31, 2022.	43,716	42,553
Common stock payable 138,941 shares and 138,941 shares, as of March 31, 2023 and December 31, 2022, respectively.	14	14
Additional paid-in capital	19,135,083	18,916,876
Accumulated deficit	(16,765,417)	(16,437,495)
Total stockholders’ equity	2,413,821	2,522,373
Total liabilities and stockholders’ equity	$5,319,729	$5,665,484

The accompanying notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31,

(unaudited)

	2023	2022
Revenues	$1,639,053	$1,974,969
Cost of revenues	1,225,028	1,299,209
Gross profit	414,025	675,760
Operating expenses
Selling, general and administrative	726,220	1,105,739
Research and development costs	529	3,920
Total operating expenses	726,749	1,109,659
Loss from operations	(312,724)	(433,899)
Other expense
Interest expense	(15,198)	(10,193)
Total other expense - net	(15,198)	(10,193)
Loss income before provision for income taxes	(327,922)	(444,092)
Provision for income taxes	-	-
Net loss	$(327,922)	$(444,092)
Other comprehensive income
Unrealized gain on foreign currency contract	-	1,587
Total other comprehensive income	-	1,587
Comprehensive loss	$(327,922)	$(442,505)
Basic loss per common share	$(0.00)	$(0.00)
Diluted loss per common share	$(0.00)	$(0.00)
Basic weighted average common shares outstanding	427,289,742	401,483,605
Diluted weighted average common shares outstanding	427,289,742	401,483,605

The accompanying notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHARHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Preferred Stock		Common Stock		Common Stock Payable		Additional		Total
	Shares Outstanding	Par	Shares Outstanding	Par	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2022	425,000	$425	425,520,662	$42,553	138,941	$14	$18,916,876	$(16,437,495)	$2,522,373
Shares issued for the purchase of units	-	-	11,428,570	1,143	-	-	198,857	-	200,000
Shares issued for accrued interest in convertible notes	-	-	198,204	20	-	-	8,316	-	8,336
Stock Option Expense							11,034	-	11,034
Net Loss								(327,922)	(327,922)
Balance, March 31, 2023 (unaudited)	425,000	$425	437,147,436	$43,716	138,941	$14	$19,135,083	$(16,765,417)	$2,413,821

	Preferred Stock		Common Stock		Common Stock Payable		Additional	Accumulated Other		Total
	Shares Outstanding	Par	Shares Outstanding	Par	Shares	Amount	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Stockholders Equity
Balance, December 31, 2021	425,000	$425	393,850,475	$39,386	138,941	$14	$17,132,434	$-	$(14,544,604)	$2,627,655
Shares issued for exercise of warrants	-	-	10,600,000	1,060	-	-	263,940	-	-	265,000
Shares issued for services	-	-	1,206,318	120	-	-	35,380	-	-	35,500
Stock Option Expense	-	-	-	-	-	-	230,034	-	-	230,034
Net Loss	-	-	-	-	-	-	-	-	(444,092)	(444,092)
Other Comprehensive Income	-	-	-	-	-	-	-	1,587	$-	1,587
Balance, March 31, 2022 (unaudited)	425,000	$425	405,656,793	$40,566	138,941	$14	$17,661,788	$1,587	$(14,988,696)	$2,715,684

The accompanying notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(unaudited)

	2023	2022
Cash flows provided by operating activities:
Net loss	$(327,922)	$(444,092)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	36,966	33,859
Amortization of debt discount	2,764	922
Amortization of right-of-use asset	75,765	57,267
Common stock issued for services	-	35,500
Reserve for slow moving inventory	-	4,528
Reserve for Nomad recall	(74,200)	-
Stock Based Compensation - Options	11,034	230,034
Shares issued for accrued interest in convertible notes	8,336	-
Changes in operating assets and liabilities
Change in accounts receivable, net	(53,898)	(68,168)
Change in accounts receivable - related parties	(44,405)	161
Change in inventory	206,024	(138,460)
Change in prepaid expenses and other current assets	(6,419)	(166,342)
Change in other assets	-	(3,733)
Change in accounts payable and accrued liabilities	(132,934)	126,696
Change in customer deposits and unearned revenue	62,412	104,495
Change in long term lease liability	(72,399)	(57,425)
Change in other liabilities	8,756	13,656
Change in accounts payable - related parties	(13,761)	(19,235)
Net cash used in operating activities	(313,881)	(290,337)
Cash flows used in investing activities:
Purchase of fixed assets	(5,069)	(2,884)
Net cash used in investing activities	(5,069)	(2,884)
Cash flows from financing activities:
Proceeds from issuance of units	200,000	-
Proceeds from exercise of Warrants	-	265,000
Repayment of debt	(17,842)	(10,648)
Net cash acquired in financing activities	182,158	254,352
Net change in cash	(136,792)	(38,869)
Cash, beginning balance	484,427	643,143
Cash, end of period	$347,635	$604,274
Supplemental disclosures of cash flow information:
Cash paid for interest	$6,860	$3,454
Cash paid for income taxes	$-	$-
Supplemental disclosure of non-cash financing activities:
Common Stock issued for payment of convertible note interest	$8,336	$-
Equipment obtained through financing	$63,689	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(UNAUDITED)

Note 1. Company Overview

Brownie’s Marine Group, Inc. (the “Company”) designs, tests, manufactures and distributes recreational hookah diving, scuba and water safety products through its wholly owned subsidiary, Trebor Industries, Inc., a Florida corporation, incorporated in 1981 (“Trebor” or “BTL”), manufactures and sells high pressure air and industrial. compressor packages, yacht based scuba air compressor and nitrox generation systems through its wholly owned subsidiary, Brownie’s High Pressure Compressor Services, Inc., a Florida corporation incorporated in 2017 (“BHP”) and doing business as LW Americas (“LWA”) and develops and markets portable battery powered surface supplied air dive systems through its wholly owned subsidiary BLU3, Inc., a Florida corporation (“BLU3”). On September 3, 2021, the Company, entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Submersible Acquisition, Inc., a Florida corporation and wholly owned subsidiary of the Company (“Acquisition Sub”), Submersible Systems, Inc., a Florida corporation (“Submersible” or “SSI”), and Summit Holdings V, LLC, a Florida limited liability company (“Summit”) and Tierra Vista Group, LLC, a Florida limited liability company (“Tierra Vista” and, together with Summit, the “Sellers”), the owners of all of the capital stock of Submersible, pursuant to which Acquisition Sub merged with and into Submersible (the “Merger”), and Submersible, the surviving corporation, became a wholly owned subsidiary of the Company.

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The balance sheet as of December 31, 2022 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for a broader discussion of the Company’s business and the risks inherent in such business. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending December 31, 2023.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Trebor, BHP, BLU3, SSI and LBI. All significant intercompany transactions and balances have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

Only highly liquid investments with original maturities of 90 days or less are classified as cash and equivalents. These investments are stated at cost, which approximates market value.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per EIN. At March 31, 2023 and December 31, 2022, the Company had no amount in excess of the FDIC insured limit.

Accounts receivable

The Company manufactures and sells its products to a broad range of customers, primarily retail stores. Few customers are provided with payment terms of 30 days. The Company has tracked historical loss information for its trade receivables and compiled historical credit loss percentages for different aging categories (current, 1–30 days past due, 31–60 days past due, 61–90 days past due, and more than 90 days past due).

In accordance with ASU 2016-13, management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at March 31, 2023 because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed significantly over time). As a result, management applied the applicable credit loss rates to determine the expected credit loss estimate for each aging category. Accordingly, the allowance for expected credit losses at March 31, 2023 totaled $28,558.

Inventory

Inventory consists of the following:

	March 31, 2023 (unaudited)	December 31, 2022

Raw materials	$892,859	$1,207,957
Work in process	72,041	80,727
Finished goods	1,195,068	1,077,308
Rental Equipment	55,893	55,893
Inventory, net	$2,215,861	$2,421,885

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

A breakdown of the total revenue between related party and non-related party revenue is as follows:

	March 31, 2023	March 31, 2022
	(unaudited)	(unaudited)
Revenues	$1,427,963	$1,701,564
Revenues - related parties	211,090	273,405
Total Revenues	$1,639,053	$1,974,969

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

The breakdown of cost of sales to include cost of sales for related party and non-related party as well as the related party and non-related party royalty expense is as follows:

	March 31, 2023	March 31, 2022
	(unaudited)	(unaudited)
Cost of revenues	$1,071,068	$1,121,638
Cost of revenues - related parties	108,925	121,174
Royalty expense - related parties	10,212	12,789
Royalty expense	34,823	43,608
Total cost of revenues	$1,225,028	$1,299,209

Lease Accounting

The Company accounts for leases in accordance with ASC 842, Leases.

The lease standard requires all leases to be reported on the balance sheet as right-of-use assets and lease obligations. The Company elected the practical expedients permitted under the transition guidance of the new standard that retained the lease classification and initial direct costs for any leases that existed prior to adoption of the standard. The Company did not reassess whether any contracts entered into prior to adoption are leases or contain leases.

The Company categorizes leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow the Company to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. The Company did not have any finance leases as of March 31, 2023. The Company’s leases generally have terms that range from three years for equipment and five to twenty years for property. The Company elected the accounting policy to include both the lease and non-lease components of its agreements as a single component and account for them as a lease.

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

When the Company has the option to extend the lease term, terminate the lease for the contractual expiration date, or purchase the leased asset, and it is reasonably certain that the Company we will exercise the option, it considers these options in determining the classification and measurement of the lease. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

For the three months ended March 31, 2023, lease expenses were approximately $70,400, and approximately $64,200 for the three months ended March 31, 2022. Cash paid for operating liabilities for the three months ended March 31, 2023 was approximately $89,570 and approximately $64,400 for the three months ended March 31, 2022.

Supplemental balance sheet information related to leases was as follows:

Operating Leases	March 31, 2023
(unaudited)
Right-of-use assets	$1,057,327

Current lease liabilities	$268,202
Non-current lease liabilities	792,502
Total lease liabilities	$1,060,704

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation. ASC 718 requires companies to measure the cost of employee and non-employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee and non-employee are required to provide service in exchange for the award, usually the vesting period.

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

Loss per common share

Basic loss per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted loss per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. At March 31, 2023 and March 31, 2022, 274,150,814 and 244,052,947 shares, respectively, of potentially dilutive shares were not recognized as their inclusion would be anti-dilutive. These shares reflect shares potentially issuable under convertible notes, outstanding warrants, outstanding stock options and the conversion of preferred stock.

Recent accounting pronouncements

ASU 2016-13 Current Expected Credit Loss (ASC326)

In December 2021, the FASB issued an update to ASU No. 2016-13 the Current Expected Credit Losses (CECL) standard (ASC 326), which is designed to provide greater transparency and understanding of credit risk by incorporating estimated, forward-looking data when measuring lifetime Estimated Credit Losses (ECL) and requires enhanced financial statement disclosures. This guidance was adopted on January 1, 2023 with no effect to the financial statements.

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

Note 3. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. For the three months ended March 31, 2023, the Company incurred a net loss of $327,922. At March 31, 2023, the Company had an accumulated deficit of $16,765,417. Despite a working capital surplus of approximately $1,320,817 at March 31, 2023, the continued losses and cash used in operations raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, control expenses, raise capital, and to continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4. Related Party Transactions

The Company sells products to Brownie’s Southport Divers, Brownie’s Yacht Toys and Brownie’s Palm Beach Divers, companies owned by the brother of Robert Carmichael, the Company’s President and Chief Financial Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers with similar sales volumes. These entities accounted for $211,090 or 12.9% and $273,405 or 13.8% of the net revenues for the three months ended March 31, 2023 and March 31, 2022, respectively Accounts receivable from these entities totaled $97,484 and $39,180, at March 31, 2023 and December 31, 2022, respectively.

The Company sells products to BGL and 940 A, entities wholly-owned by Robert Carmichael. Terms of sale are more favorable than those extended to the Company’s regular customers, but no more favorable than those extended to the Company’s strategic partners. Accounts receivable from these entities totaled $2,349 and $2,408 at March 31, 2023 and December 31, 2022, respectively.

The Company had accounts payable to related parties of $18,571 and $15,614 at March 31, 2023 and December 31, 2022, respectively. The balance payable at March 31, 2023 was comprised of $10,074 due to 940 A, $2,980 due to BGL, $5,441 due to Robert Carmichael and $76 due to Blake Carmichael. At December 31, 2022, the balance payable was comprised of $7,635 due to 940 A, $2,980 due to BGL and $5,000 due to Robert Carmichael.

The Company has exclusive license agreements with 940 A to license the trademark “Brownie’s Third Lung”, “Tankfill”, “Brownie’s Public Safety” and various other related trademarks as listed in the agreements. The agreements provide that the Company pay 940 A 2.5% of gross revenues per quarter as a royalty. Total royalty expense for the three months ended March 31, 2023 and March 31, 2022 was $10,212 and $12,789, respectively. The accrued royalty for March 31, 2023 was $4,785 and is included in other liabilities.

On September 30, 2022, the Company issued a convertible demand 8% promissory note in the principal amount of $66,793 to Robert Carmichael for funds to meet the working capital needs of LBI. There is no amortization schedule for the note, and interest is payable in shares of common stock of the Company at a conversion price equal to the 90 day value weighted average price (“VWAP”) of the Company’s stock prior to the quarterly interest payment date. The note holder may demand payment or convert the outstanding principal at a conversion rate of $.021 per share at any time. The conversion rate was calculated at a 35% discount to the 90 day VWAP of the Company’s stock as of the date of the note. The Company recorded $19,250 for the beneficial conversion feature. As this conversion rate is a fixed rate, the embedded conversion feature is not a derivative liability. There were payments totaling $1,537 made with products in kind during the three months ended March 31, 2023.

On January 18, 2023 and February 18, 2023, the Company issued to Charles Hyatt, a Company director, an aggregate of 11,428,570 units, with each unit consisting of one share of common stock and a two-year common stock purchase warrant to purchase one share of common stock at an exercise price of $0.0175 per share in consideration of $200,000.

On March 31, 2022, the Company issued 61,204 shares of common stock to Robert Carmichael for payment of interest on the convertible demand note for the three months ending March 31, 2022. The fair value of these shares was $1,336.

Note 5. Convertible Promissory Notes and Loans Payable

Convertible Promissory Notes

Convertible promissory notes consisted of the following at March 31, 2023:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Original Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Reg.
9/03/21	9/03/24	8%	346,500	(12,355)	$346,500	$(5,834)	$340,666	-	(1)
9/03/21	9/03/24	8%	3,500	(125)	3,500	(62)	3,438	-	(2)
9/30/22	Demand	8%	66,793	(19,245)	65,256	(16,043)	49,213	-	(3)
					$415,256	$(21,939)	$393,317	$-

(1)	On September 3, 2021, the Company issued a three-year 8% convertible promissory note in the principal amount of $346,550 to Summit Holding V, LLC as part of the acquisition of SSI. The Company is required to make quarterly payments under the note in an amount equal to 50% of the adjusted net profit of SSI. Interest is payable quarterly in shares of common stock of the Company at a conversion price of $0.051272 per share. The note holder may convert outstanding principal and interest into shares of common stock at a conversion price of $0.051272 per share at any time during the term of the note. The Company recorded $12,355 for the beneficial conversion feature. This note is classified as a long-term liability for this period.

Payment Amortization
2023 (9 months)	$-
2024	346,500
Total Note Payments	$346,500
Current portion of note payable	-
Non-Current Portion of Notes Payable	$346,500

(2)	On September 3, 2021, the Company issued a three-year 8% promissory note in the principal amount of $3,500 to Tierra Vista Partners, LLC as part of the acquisition of SSI. The Company is required to make quarterly payments under the note in an amount equal to 50% of the adjusted net profit of SSI. Interest is payable quarterly in common stock of the Company at a conversion price of $0.051272 per share. The note holder may convert outstanding principal and interest into shares of common stock at a conversion price of $0.051272 at any time up to the maturity date of the note. The Company recorded $125 for the beneficial conversion feature. This note is classified as a long-term liability for this period.

Payment Amortization
2023 (9 months)	$-
2024	3,500
Total Note Payments	$3,500
Current portion of note payable	-
Non-Current Portion of Notes Payable	$3,500

(3)	On September 30, 2022, the Company issued a convertible demand 8% promissory note in the principal amount of $66,793 to Robert Carmichael for funds to meet the working capital needs of LBI. There is no amortization schedule for the note and interest is payable in shares of common stock of the Company at a conversion price equal to the 90 day VWAP of the Company’s stock prior to the quarterly interest payment date. This note is classified as a current liability as the note holder may demand payment or convert the outstanding principal at a conversion rate of $0.021 per share at any time. The Company recorded $19,250 for the beneficial conversion feature.

Loans Payable

	Mercedes BMG (1)	Navitas BLU3 (2)	NFS SSI (3)	Navitas 2022 BLU3 (4)	Total
2023 (9 months)	$8,376	$10,550	$16,994	$14,261	$50,182
2024	11,168	16,629	26,279	21,228	75,304
2025	8,687	18,024	12,328	23,611	62,649
2026	-	6,007	-	-	6,007
Total Loan Payments	$28,231	$51,210	$55,601	$59,100	$194,142
Current Portion of Loan Payable	$(11,169)	$(14,270)	$(23,154)	$(19,361)	$(67,954)
Non-Current Portion of Loan Payable	$17,062	$36,940	$32,447	$39,739	$126,188

(1)	On August 21, 2020, the Company executed an installment sales contract with Mercedes Benz Coconut Creek for the purchase of a 2019 Mercedes Benz Sprinter delivery van. The installment agreement is for $55,841 with a zero interest rate payable over 60 months with a monthly payment of $931 and is personally guaranteed by Mr. Carmichael. The loan balance as of March 31, 2023 was $28,231 and $31,023 as of December 31, 2022.

(2)	On May 19, 2021, subsidiary BLU3, executed an equipment finance agreement to finance the purchase of certain plastic molding equipment through Navitas Credit Corp. (“Navitas”). The amount financed is $75,764 payable over 60 equal monthly installments of $1,611 (the “Navitas 1”). The equipment finance agreement contains customary events of default. The loan balance as of March 31, 2023 was $51,210 and $54,930 as of December 31, 2022.

(3)	On June 29, 2022, SSI executed an equipment financing agreement with NFS Leasing (“NFS Leasing”) to secure replacement production molds. The total purchase price of the molds was $84,500 of which $63,375 was financed by NFS Leasing on August 15, 2022. The financing agreement has a 33 month term beginning in August 2022 with a monthly payment of $2,571. The financing agreement contains customary events of default, is guaranteed by the Company and NFS Leasing has a lien on all of the assets of SSI. The loan balance as of March 31, 2023 and December 31, 2022 was $55,601 and $60,804, respectively.

(4)	On December 12, 2022, BLU3 executed an equipment finance agreement to finance the purchase of certain plastic molding equipment through Navitas Credit Corp. (“Navitas”). The amount financed is $63,689 payable over 36 equal monthly installments of $2,083 (“Navitas 2”). The equipment finance agreement contains customary events of default. The loan balance as of March 31, 2023 was $59,100 and $63,689 as of December 31, 2022.

Note 6. Business Combination

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

While the agreement was structured as an asset purchase agreement, we also assumed the operations of Gulf Coast Scuba resulting in the recognition of a business combination. During 2022 we recognized revenue of $212,876 and net loss of $75,579 associated with this business. The business combination was not material for purposes of disclosing pro forma financial information. In connection with this transaction, we recognized the following assets and liabilities:

Fair Value
Rental Inventory	$48,602
Fixed Assets	50,579
Retail Inventory	60,819
Right of use asset	29,916
Lease liability	(29,916)
Net Assets Acquired	$160,000

Note 7. Goodwill and Intangible Assets, Net

The following table sets for the changes in the carrying amount of the Company’ Goodwill for the three months ended March 31, 2023.

2023
Balance, January 1	$249,986
Addition:	-
Balance, March 31	$249,986

The Company performed an evaluation of the value of goodwill at December 31, 2022. Based upon this evaluation it was determined that there should be no adjustment to goodwill. There has been nothing noted during the three months ended March 31, 2023 that would indicate that the value of goodwill should change through that date.

The following table sets for the components of the Company’s intangible assets at March 31, 2023:

	Amortization Period (Years)	Cost	Accumulated Amortization	Net Book Value

Intangible Assets Subject to amortization
Trademarks	15	$121,000	$(12,728)	$108,272
Customer Relationships	10	600,000	(95,000)	505,000
Non-Compete Agreements	5	22,000	(6,967)	15,033
Total		$743,000	$(114,695)	$628,305

The aggregate amortization remaining on the intangible assets as of March 31, 2023 is a follows:

Intangible Amortization
2023 (9 months remaining)	54,394
2024	72,467
2025	72,467
2026	71,367
2027	68,066
Thereafter	289,544
Total	$628,305

Note 8. Stockholders’ Equity

Common Stock

On January 18, 2023 and February 18, 2023, the Company issued to Charles Hyatt, an aggregate of 11,428,570 units, with each unit consisting of one share of common stock and a two-year common stock purchase warrant to purchase one share of common stock at an exercise price of $0.0175 per share in consideration of $200,000.

On March 31, 2023, the Company issued 61,204 shares of common stock to Robert Carmichael for payment of interest on the convertible demand note for the three months ending March 31, 2023. The fair value of these shares was $1,336.

On March 31, 2023, the Company issued 137,000 shares of common stock to the holders of convertible notes for payment of interest for the three months ending December 31, 2022. The fair value of these shares was $7,000.

Preferred Stock

During the second quarter of 2010, the holders of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of blank check preferred stock. The blank check preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company from time to time in accordance with the provisions of the Florida Business Corporation Act. In April 2011, the Board of Directors designated 425,000 shares of the blank check preferred stock as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into a share of the Company’s common stock at any time at the option of the holder at a conversion price of $18.23 per share. Holders of shares of Series A Convertible Preferred Stock are entitled to 250 votes for each share held. The Company’s common stock and Series A Convertible Preferred Stock vote together on any matters submitted to our shareholders. As of March 31, 2023, and December 31, 2022, the 425,000 shares of Series A Convertible Preferred Stock are owned by Robert Carmichael.

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

Equity Compensation Plan Information as of March 31, 2023:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted – average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans Approved by Security Holders	3,467,647	$0.0400	21,532,353
Equity Compensation Plans Not Approved by Security Holders	230,971,520	0.0362	—
Total	234,439,167	$0.0362	21,532,353

Options

The Company has issued options to purchase approximately 234,439,167 shares at an average price of $0.036 with a fair value of approximately $69,000. For the three months ended March 31, 2023, the Company issued no options to purchase shares. Upon exercise, shares of new common stock are issued by the Company.

For the three months ended March 31, 2023 and 2022, the Company recognized an expense of approximately $11,000 and $230,000, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a Black-Scholes option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of March 31, 2023, the Company had approximately $3,763,100 of unrecognized pre-tax non-cash compensation expense related to options to purchase shares, which the Company expects to recognize, based on a weighted-average period of 1.2 years. The Company uses straight-line amortization of compensation expense over the requisite service period for time-based options. For performance-based options the Company evaluates the likelihood of a vesting qualification being met, and will establish the expense based on that evaluation. The maximum contractual term of the Company’s stock options is 5 years. The Company recognizes forfeitures and expirations as they occur. There are options to purchase approximately 107,790,000 shares that have vested as of March 31, 2023.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the Black-Scholes option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Three Months ended March 31,
	2023	2022
Expected volatility	172.0% - 346.4%	172.0 – 346.4%
Expected term	1.50 – 5.0 Years	1.5 – 5.0 Years
Risk-free interest rate	0.16% - 4.64%	0.16% - 2.10%
Forfeiture rate	0.17%	0.03%

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

A summary of the status of the Company’s outstanding stock options as of March 31, 2023 and December 31, 2022 and changes during the periods ending on such dates is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of Options	Exercise Price	Contractual Life in Years	Intrinsic Value
Outstanding at December 31, 2021	233,128,266	$0.0362	2.23
Granted	5,710,901	0.0281
Forfeited	(400,000)	0.0354
Exercised	-	-
Cancelled		-
Outstanding – December 31, 2022	238,439,167	$0.0360	1.43
Exercisable – December 31, 2022	111,558,754	$0.0321	1.33	$68,994

Granted	-	-
Forfeited	(4,000,000)	0.0229
Exercised	-	-
Cancelled	-	-
Outstanding – March 31, 2023	234,439,167	$0.0362	1.21
Exercisable – March 31, 2023	107,790,004	$0.0325	1.14	$265,633

The following table summarizes information about employee stock options outstanding at March 31, 2023.

Range of Exercise Price	Number outstanding at December 31, 2022	Weighted average remaining life	Weighted average exercise price	Number exercisable at December 31, 2022	Weighted average exercise price	Weighted average remaining life
$0.018 - $0.0225	70,730,020	2.00	$0.0182	45,730,020	$0.0181	1.62
$0.0229 - $0.0325	5,093,254	4.27	$0.0268	5,024,504	$0.0267	4.29
$0.0360 - $0.0425	25,530,893	3.32	$0.0398	6,166,730	$0.0396	3.26
$0.0440 - $0.0531	133,085,000	0.28	$0.0455	50,868,750	$0.0450	0.12
Outstanding options	234,439,167	1.21	0.0362	107,790,004	0.0325	1.14

At March 31, 2023, there was approximately $3,689,800 of unrecognized stock option expense which may be recognized only if the full vesting requirements for these options are met.

At March 31, 2023, there was approximately $64.200 of total unrecognized stock option expense which is expected to be recognized on a straight-line basis over a weighted-average period of 1.15 years.

Warrants

On January 18, 2023 and February 18, 2023, the Company issued to Charles Hyatt, an aggregate of 11,428,570 units, with each unit consisting of one share of common stock and a two-year common stock purchase warrant to purchase one share of common stock at an exercise price of $0.0175 per share in consideration of $200,000.

A summary of the Company’s warrants as of December 31, 2022 and changes during the three months ended March 31, 2023 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2022	18,255,951	$0.0245	1.55	$12,000
Granted	11,428,570	$0.0175
Exercised
Forfeited or Expired	-
Outstanding – March 31, 2023	29,684,521	$0.0247	1.52
Exercisable – March 31, 2023	29,684,521	$0.0247	1.52	$109,714

Note 9. Commitments and contingencies

Leases

On August 14, 2014, the Company entered into a thirty-seven month lease for its facilities in Pompano Beach, Florida, commencing on September 1, 2014. Terms included payment of a $5,367 security deposit; base rent of approximately $4,000 per month over the term of the lease plus sales tax; and payment of 10.76% of annual operating expenses (common areas maintenance), which was approximately $2,000 per month subject to periodic adjustment. On December 1, 2016, the Company entered into an amendment to the initial lease agreement, commencing on October 1, 2017, which extended the term of the lease for an additional eighty-four months until September 30, 2024. The base rent was increased to $4,626 per month with a 3% annual escalation.

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

Royalty Agreement

On June 30, 2020, the Company entered into Amendment No. 2 to its Patent License Agreement with Setaysha Technical Solutions, LLC (“STS”). The Amendment set certain limits and expectations of the assistance from STS related to designing and commercializing certain diving products and revised the royalty payments due to STS as consideration for uncompensated services. The Company is obligated to pay STS a minimum yearly royalty of $60,000, or $15,000 per fiscal quarter, beginning in December 2019 and increasing by 2.15% per year. The minimum royalty was temporarily increased to $60,000 for fiscal years 2022, 2023 and 2024, with a fourth quarter true up against earned royalties. In addition, if the Company terminates the Agreement with STS prior to December 31, 2023, the Company is obligated to pay STS $180,000, less cumulative royalties paid in excess of $200,174 for the years 2019 through 2024. In accordance with the Amendment, the Company will pay additional minimum royalties of $60,000 per year or $15,000 per quarter for the years 2022 through 2024. Royalty recorded under this Agreement was $34,823 and $43,608 for the three months ended March 31, 2023 and 2022, respectively.

Consulting and Employment Agreements

On November 5, 2020, the Company entered into a three-year employment agreement with Christopher Constable (the “Constable Employment Agreement”) pursuant to which Mr. Constable serves as Chief Executive Officer of the Company. Previously, Mr. Constable had provided advisory services to the Company through an agreement with Brandywine LLC. In consideration for his services, Mr. Constable shall receive (i) an annual base salary of $200,000, payable in accordance with the customary payroll practices of the Company, and (ii) upon execution of the Employment Agreement and on each anniversary of the date of the Agreement during the term, a non-qualified immediately exercisable five-year option to purchase that number of shares equal to $100,000 of the value of the Company’s common stock at an exercise price equal to the market price of the Company’s common stock on the date of issuance. Accordingly, on November 5, 2020, Mr. Constable was issued an option to purchase 5,434,783 shares of the common stock at an exercise price of $0.0184 per share, on November 5, 2021, Mr. Constable was issued an option to purchase 2,403,846 shares of the Company’s common stock at an exercise price of $0.0401 per share and on November 5, 2022, Mr. Constable was issued an option to purchase 3,968,254 shares of the Company’s common stock at an exercise price of $0.0252 per share.

In addition, Mr. Constable shall be entitled to receive four-year stock options to purchase shares of common stock at an exercise price of $0.0184 per share in the following amounts based upon the following performance milestones during the term of the Constable Employment Agreement: (i) 2,000,000 shares, if the Company’s total net revenues, as reported in its statement of operations in its financial statements in its filings with the SEC, including as a result of a stock or asset acquisition of a third party (“Net Revenues”) are in excess of $5,000,000, in the aggregate, for four consecutive fiscal quarters; (ii) 3,000,000 shares, if the Company’s Net Revenues are in excess of $7,500,000, in the aggregate, for four consecutive fiscal quarters; (iii) 5,000,000 shares, if the Company’s Net Revenues are in excess of $10,000,000, in the aggregate, for four consecutive fiscal quarters; and (iv) 20,000,000 shares, if the Company’s common stock is listed on the NASDAQ or New York Stock Exchange.

On August 1, 2021, the Company and Blake Carmichael entered into a three-year employment agreement (the “Blake Carmichael Employment Agreement”) pursuant to which Mr. Carmichael shall serve as Chief Executive Officer of BLU3. In consideration for his services, Blake Carmichael shall receive (i) an annual base salary of $120,000, payable in accordance with the customary payroll practices of the Company, (ii) a cash bonus equal to 5% of the net income of BLU3, payable quarterly, beginning with the first full calendar quarter after the execution of the agreement, and (iii) upon execution of the Carmichael Employment Agreement, a non-qualified five-year stock option to purchase 3,759,400 shares at $0.0399, 33.3% of which shares vest immediately, 33.3% vest on the second anniversary, and 33.3% vest on the third anniversary of the agreement. In addition, Blake Carmichael shall be entitled to receive a five-year stock option to purchase up to 18,000,000 shares of common stock at an exercise price of $0.0399 per share that will vest upon annual financial metrics based upon a revenue measurement, expediency measurement and an EBITDA measurement. A measurement was made for the three months ended March 31, 2023 resulting in no additional vesting.

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

On January 17, 2022, the Company entered into an agreement with The Crone Law Group, PC (“CLG”) for the provision of legal services. In consideration therefor, the Company will pay CLG a monthly flat fee of $3,000 for SEC reporting work and its normal hourly rate for other legal work and issued 1,000,000 shares of common stock with a fair market value of $27,500 to CLG.

On May 2, 2022, the Company entered into a two-year employment agreement with Steven Gagas (the “Gagas Employment Agreement”) pursuant to which Mr. Gagas shall serve as the General Manager of the dive shop currently operating within LBI. In consideration for his services Mr. Gagas shall receive an annual salary of $50,000.

On May 2, 2022, LBI, entered into a lease assignment agreement with Gold Coast Scuba, LLC and Vicnsons Realty Group, LLC whereby LBI is the assignee of a three year lease for the property located at 259 Commercial Blvd., Suites 2 and 3 in Lauderdale-By-The Sea, Florida for $2,816 per month base rent. The lease expired on March 31, 2023 and LBI is currently renting on a month to month basis. LBI has the option to renew the lease for a two year term with an increase of base rent of 3.5%.

On September 14, 2022, SSI entered into a sixty-month lease renewal for its facility in Huntington Beach, California commencing on February 1, 2022 with base rent of approximately $17,550 per month for the first 24 months with an annual escalation clause of 3.0% thereafter. Obligations under the lease are guaranteed by the Company. The Company paid an additional security deposit of $10,727 upon entering into the lease.

On September 30, 2022, SSI entered into a sublease of its facility in Huntington Beach, California with Camburg Engineering, Inc. (“Tenant”) commencing October 1, 2022, The term of the sublease is through December 31, 2023 with a base monthly rent of $2,247 for the first twelve months with an 3% annual escalation thereafter. The Tenant also pays a monthly common area maintenance of $112. The Tenant provided a security deposit of $2,426 upon entering into the sublease.

On December 22, 2022, the U.S. Consumer Products Safety Commission (the “CPSC”) issued a voluntary recall notice for the Nomad tankless dive system, which is distributed by BLU3, Inc. As part of the recall procedure, the CPSC has approved the Company’s proposed remedy for the recall and BLU3 will begin to receive units back from consumers to repair affected Nomad units. The Company has evaluated the costs of this recall and has deemed it necessary to set an allowance of $160,500 for such costs. During the three months ended March 31, 2023 the Company repaired and returned 520 units to customers resulting in a reduction of the reserve of $74,187.

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

Note 10. Segment Reporting

The Company has five operating segments as described below:

1.	SSA Products, which sells recreational multi-diver surface supplied air diving systems.

2.	High Pressure Gas Systems, which sells high pressure air and industrial gas compressor packages.

3.	Ultra-Portable Tankless Dive Systems, which sells next generation electric surface supply air diving systems and electric shallow dive system that are battery operated and completely portable to the user.

4.	Redundant Air Tank Systems, which manufactures and distributes a line of high pressure tanks and redundant air systems for the military and recreational diving industries.

5.	Guided Tour and Retail, which provides guided tours using the BLU3 technology, and also operates as a retail store for the diving community.

Three Months Ended

March 31

(unaudited)

	Legacy SSA Products		High Pressure Gas Systems		Ultra Portable Tankless Dive Systems		Redundant Air Tank Systems		Guided Tour Retail		Total Company
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Net Revenues	$455,380	$581,109	$234,880	$276,817	$476,915	$794,587	$392,976	$322,456	$78,902	$-	$1,639,053	$1,974,969
Cost of Revenue	(417,814)	(461,958)	(124,186)	(160,791)	(344,516)	(416,958)	(287,740)	(259,502)	(50,771)	-	(1,225,028)	(1,299,209)
Gross Profit	37,566	119,151	110,694	116,026	132,398	377,629	105,236	62,954	28,131	-	414,025	675,760
Depreciation/Amortization	3,913	4,370	-	-	5,043	4,478	29,166	25,011	1,607	-	39,730	33,859
Income (loss) from operations	$(114,275)	$(369,590)	$29,322	$40,459	$(103,210)	$16,672	$(104,260)	$(121,530)	$(20,302)	$-	(312,724)	$(433,899)
											-
Total Assets	$1,312,440	$1,503,762	$400,082	$460,496	$878,287	$1,037,192	$2,506,422	$1,995,439	$222,497	$-	$5,319,729	$4,996,889

Note 11. Subsequent Events

None

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

The Company, through its wholly owned subsidiaries, designs, tests, and manufactures tankless dive systems, rescue air systems and yacht-based self-contained underwater breathing apparatus (“SCUBA”) air compressor and nitrox generation fill systems. In addition, the Company is the exclusive distributor for North and South America for Lenhardt & Wagner GmbH (“L&W”) compressors in the high-pressure breathing air and industrial gas markets. The Company is also building a guided tour operation that includes dive retail. Lastly, The Company is the exclusive United States and Caribbean distributor for Chrysalis Trading CC, a South African manufacturer of fitness and dive equipment, doing business as Bright Weights (“Bright Weights”), of a dive ballast system produced in South Africa.

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

Results of Operations

Net Revenues, Costs of Net Revenues and Gross Profit

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Net revenues decreased 17.0% for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 as a result of a decrease in revenues in BTL, LWA and BLU3. The revenue decrease for BLU3 was 40% and can be directly attributed to the recall of the NOMAD dive system which took place during the fourth quarter of 2022. The recall has been resolved and BLU3 is in the process of repairing units as they are received from customers. The sales loss is a result of the slow ramp of production of new units after the recall. BTL’s revenue reduction of 21.6% can be attributed to consumer concerns about the economy. While the first quarter is traditionally a slow selling period for BTL, economic uncertainties compounded the seasonal change. The loss of revenue in BLU3 and BTL was somewhat offset by increased revenue in SSI. This increase can be attributed to the momentum of the Company’s newest product, HEED3.

For the three months ended March 31, 2023, cost of net revenues was 74.7% as compared with the cost of net revenues of 65.8% for the three months ended March 31, 2022. The cost increase as a percentage of revenue, can be directly attributed to the cost of direct labor, which accounted for a larger portion of costs and significantly impacted the profit margin. Included in cost of net revenues are royalty expenses paid to Robert Carmichael which decreased 20.1% for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Gross profit margin was 25.3% for the three months ended March 31, 2023 as compared to gross profit margin of 34.2% for the three months ended March 31, 2022. The reduction in gross margin, is directly attributable to BTL’s margin of 8.2% and BLU3’s margin of 27.8%. Both BTL and BLU3 offered discounted pricing in order to move inventory during the three months ended March 31, 2023.

The following tables provide net revenues, total costs of net revenues and gross profit margins for the Company’s segments for the periods presented.

Net Revenues

	Three Months Ended March 31,		% of
	2023	2022	Change
	(unaudited)
Legacy SSA Products	$455,380	$581,109	(21.6)%
High Pressure Gas Systems	234,880	276,817	(15.1)%
Ultra-Portable Tankless Dive Systems	476,915	794,587	(40.0)%
Redundant Air Tank Systems	392,976	322,456	21.9%
Guided Tour Retail	78,902	-	100.0%
Total net revenues	$1,639,053	$1,974,969	(17.0)%

Cost of revenues as a percentage of net revenues

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Legacy SSA Products	91.8%	79.5%
High Pressure Gas Systems	52.8%	58.1%
Ultra-Portable Tankless Dive Systems	72.2%	52.5%
Redundant Air Tank Systems	73.2%	80.5%
Guided Tour Rental	64.4%	-

Gross profit (loss) margins

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Legacy SSA Products	8.2%	20.5%
High Pressure Gas Systems	47.2%	41.9%
Ultra-Portable Tankless Dive Systems	27.8%	47.5%
Redundant Air Tank Systems	26.8%	19.5%
Guided Tour Rental	35.7%	-

SSA Products

Revenues decreased 21.6% for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The largest decrease in revenue came from the Direct to Consumer revenue channel of 31.7%. This decrease is likely attributable to economic concerns that were lingering from late 2022. Dealer revenue dropped 25.8% for the three months ended March 31, 2023 as compared to the same period in 2022. Our dealers have indicated that they were taking a conservative approach in the offseason to conserve cash for the season. BTL was able to stimulate some demand during the three months ended March 31, 2023 with a discounting program. Affiliate sales, while the smallest segment of revenue increased 149.8% for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

The costs of revenues as a percentage of net revenues in this segment increased from 79.5% to 91.8% for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to a decrease in margins in the Direct to Consumer and Dealer revenue channels, as a result of the discounting to stimulate revenue.

A breakdown of the revenue channels for this segment are below. Direct to Consumer represents items sold via our website, trade shows and walk-ins to our factory store. Dealer revenue represents sales to customers under dealer agreements which typically have lower margins. Affiliates are resellers of our products with which we do not have formal dealer arrangements.

	Revenue			Cost of Revenue as a % of Revenue		Margin
	Three months ended March 31, 2023	Three months ended March 31, 2022	% change	Three months ended March 31, 2023	Three months ended March 31, 2022	Three months ended March 31, 2023	Three months ended March 31, 2022
Dealers	$265,372	$357,853	(25.8)%	99.4%	85.2%	0.6%	14.8%
Direct to Consumer (website Included)	138,487	202,635	(31.7)%	85.4%	70.5%	14.6%	29.5%
Affiliates	51,521	20,621	149.8%	69.6%	73.3%	30.4%	26.7%
Total	$455,380	$581,109	(21.6)%	91.8%	79.5%	8.2%	20.5%

High Pressure Gas Systems

Sales of high-pressure breathing air compressors decreased 15.1% for the three months ended March 31, 2023 compared with the three months ended March 31, 2022. The drop in revenues can be directly attributed to a 74.7% decrease in Original Equipment Manufacturers, as this channel has proven to be inconsistent over the long term. The reseller channel remained consistent with prior periods with a .3% increase for the three months ended March 31, 2023 as compared to the same period in 2022. The Direct to Consumer channel increased 30.1% for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, as LWA is seeing an increase in sales to dive stores that have begun to reinvest in their operations after recouping from the challenges of COVID in 2020.

Costs of revenues as a percentage of net revenues in this segment decreased to 52.9% for the three months ended March 31, 2023 as compared to 58.1% for the three months ended March 31, 2022. This increase is attributed to increased revenue in the Direct to Consumer channel during the three months ended March 31, 2023, which generally has a higher margin.

	Revenue			Cost of Revenue as a % of Revenue		Margin
	Three months ended March 31, 2023	Three months ended March 31, 2022	% change	Three months ended March 31, 2023	Three months ended March 31, 2022	Three months ended March 31, 2023	Three months ended March 31, 2022
Resellers	$130,216	$129,773	0.3%	64.5%	54.4%	35.5%	45.6%
Direct to Consumers	83,790	64,429	30.1%	32.9%	55.9%	67.1%	44.1%
Original Equipment Manufacturers	20,874	82,615	(74.7)%	60.5%	65.5%	39.5%	34.5%
Total	$234,880	$276,817	(15.1)%	52.9%	58.1%	47.1%	41.9%

Ultra Portable Tankless Dive Systems

Revenue for the three months ended March 31, 2023 in the Ultra Portable Tankless Dive System segment decreased increased 40.0% as compared to the three months ended March 31, 2022 as a result of the loss of sales momentum from the recall of the NOMAD dive system in the fourth quarter of 2022. Revenue was down across all channels with the largest lost to the Amazon channel with a drop of 47.5% for the three months ended March 31, 2023 as compared to the same period in 2022.

Cost of revenues from this segment as a percentage of net revenues for the three months ended March 31, 2023 increased to 72.2% from 64.1% for the same period in 2022. The increase in cost of revenue as it compares to revenue was impacted by direct labor costs, necessary in connection with the recalled products. In addition, BLU3 discounted its selling price in order to stimulate demand in all of its diving systems during the three months ended March 31, 2023.

	Net Revenue			Cost of Revenue as a % of Net Revenue		Margin as a % of Net Revenue
	Three months ended March 31, 2023	Three months ended March 31, 2022	% change	Three months ended March 31, 2023	Three months ended March 31, 2022	Three months ended March 31, 2023	Three months ended March 31, 2022
Direct to Consumer	207,781	319,005	(34.9)%	67.1%	46.3%	32.9%	53.7%
Dealers	177,484	300,906	(41.0)%	85.6%	56.4%	14.4%	43.6%
Amazon	91,650	174,676	(47.5)%	57.9%	56.9%	42.1%	43.1%
Total	$476,915	$794,587	(40.0)%	72.2%	64.1%	27.8%	35.9%

Redundant Air Tank Systems

Revenue in the Redundant Air Tank Systems System segment increased 21.9% for the three months ended March 31, 2023 as compared to the same period in 2022. This increase can be attributed to increases in both the Dealer and Government sales channels increasing 23.8% and 269.2%, respectively, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. These channels are drivers of sales volume for the new HEED3 product line and have also seen increased quantity orders from their international dealer base on their Spare Air product. These increases were offset by decreases in the commercial channel of 38.7% and website sales of 3.1% for the three months ended March 31, 2023 as compared to the same period in 2022.

The margins for the three months ended March 31, 2023 increased to 26.8% as compared to 19.5% for the three months ended March 31, 2022 as the margins across all channels improved. This improvement can be attributed to the increased revenue from the HEED3 which offers higher margins than SSI’s traditional product Spare Air.

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

	Revenue			Cost of Revenue as a % of Revenue		Margin
	Three months ended March 31, 2023	Three months ended March 31, 2022	% change	Three months ended March 31, 2023	Three months ended March 31, 2022	Three months ended March 31, 2023	Three months ended March 31, 2022
Commercial	$34,696	$56,606	(38.7)%	54.7%	43.5%	45.3%	56.5%
Dealers	262,632	212,119	23.8%	73.1%	88.8%	26.9%	11.2%
Government	51,687	14,001	269.2%	24.7%	35.0%	75.3%	65.0%
Repairs	13,031	7,811	66.8%	321.0%	256.6%	(221.0)%	(156.6)%
Direct to Consumers (Website)	30,930	31,919	(3.1)%	71.5%	67.3%	28.5%	32.7%
Total	$392,976	$322,456	21.9%	73.2%	80.5%	26.8%	19.5%

Guided Tours and Retail

The guided tour and retail segment is a new segment and is derived from LBI. Revenue in this segment currently primarily includes retail sales, and tours and lessons. Retail sales represent the sales of product at the retail facility, while tours and lessons represent revenue derived from diving excursions and lessons.

	Revenue			Cost of Revenue as a % of Revenue		Margin as a % of Net Revenue
	Three months ended March 31, 2023	Three months ended March 31, 2022	% change	Three months ended March 31, 2023	Three months ended March 31, 2022	Three months ended March 31, 2023	Three months ended March 31, 2022
Retail Sales	$46,433	-	N/A	44.3%	-	55.7%	-
Tours and Lessons	32,469	-	N/A	93.0%	-	7.0%	-
Total	$78,902	-	N/A	64.3%	-	35.7%	-

Operating Expenses

Operating expenses, consist of selling, general and administrative (“SG&A”) expenses and research and development costs and are reported on a consolidated basis for our operating segments. Operating expenses decreased 34.5% for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Selling, General & Administrative Expenses (SG&A Expenses)

SG&A decreased by 34.3% for the three months ended March 31, 2022 as compared to the three months ended March 31, 2022. SG&A expenses were comprised of the following:

Expense Item	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	% Change
Payroll, Selling & Administrative	$450,806	$395,776	13.9%
Stock Compensation Expense	11,034	230,034	(95.2)%
Professional Fees	66,302	126,412	(47.6)%
Advertising	104,005	156,444	(33.5)%
All Others	94,073	197,073	(52.3)%
Total SG&A	$726,220	$1,105,739	(34.3)%

Payroll for the three months ended March 31, 2023 increased 13.9% as compared to the three months ended March 31, 2022. BTL increased its direct marketing team and production staff to account for 46% of the increase. BLU3 increased its customer service presence as well as converting a sales person from contractor to salaried employee and accounted for 61.8% of the increase. The addition of the LBI payroll accounted for 31.1% of the increase. These are offset by the decrease in SSI payroll with a reduction in overtime and the attrition of production personnel which accounted for a 35.8% decrease in payroll.

Non-Cash Stock Compensation expenses decreased by 95.2%, as vesting milestones were not met due to the reduction in revenue for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Professional fees, including legal, accounting and other professional fees decreased 47.6% for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. The decrease can be attributed to a decrease in legal fees of 28.5% and other professional fees of 49.1% offset by a slight increase in accounting fees of 30.6%. Legal fees reduction can be attributed to the lack of billing for acquisition activity in 2023 and the reduction in professional fees is attributable to the conversion of consultants to employees late in 2022.

The decrease in advertising expense for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was 33.5%, attributable to BLU3’s decrease in advertising as it worked through its recall process. BLU3’s decrease in advertising expense was offset slightly by an increase in advertising expense for SSI.

Other expenses decreased 52.3% for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022 due primarily to a reduction in the reserve for recall expenses which accounted for 78.7% of the overall decrease.

Research & Development Expenses (R&D Expenses)

R&D expenses for the three months ended March 31, 2023 decreased 86.5% as compared to the three months ended March 31, 2022.

Other Income/Expense

For the three months ended March 31, 2023, other expenses totaled approximately $15,198 of interest expense. Other income for the three months ended March 31, 2022 consisted of interest expense of $10,193. The increase in interest expense can be attributed to the NFS loan, the Navitas 2022 loan, and the convertible demand note from Robert Carmichael that were funded in the third and fourth quarters of 2022.

Liquidity and Capital Resources

We had cash of $347,635 as of March 31, 2023. The following table summarizes total current assets, total current liabilities and working capital at March 31, 2023 as compared to December 31, 2022.

	March 31,	December 31,	%
	2023	2022	change
	(unaudited)
Total current assets	$2,963,931	$3,265,714	(9.2)%
Total current liabilities	$1,643,114	$1,792,151	(8.3)%
Working capital	$1,320,817	$1,473,563	(10.4)%

The decrease in our current assets at March 31, 2023 from December 31, 2022 primarily reflects increases in inventory purchases reflected by a decrease in inventory and prepaid assets which includes prepayments of inventory, as the Company has tapered its purchasing to convert inventory when revenue began to slow in the third quarter of 2022. The decrease in total current liabilities primarily reflects a decrease in accounts payable of 16.9%.

Summary Cash Flows

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Net cash used in operating activities	$(313,881)	$(290,337)
Net cash used in investing activities	$(5,069)	$(2,884)
Net cash provided by financing activities	$182,158	$254,352

Net cash used in operating activities for the three months ended March 31, 2023 was due to the net loss of approximately $327,900. Net cash used in operating activities is also the result of increases in current assets, including, accounts receivable, accounts receivable, related party, and prepaid expenses offset by a decrease in inventory that generated approximately $101,300, a net decrease in liabilities which also utilized cash with decreases in accounts payable and accrued liabilities, long term lease liability and accounts payable-related party utilizing approximately $219,094, offset by increases in customer deposits, and other liabilities of approximately $71,200.

Net cash used in investing activities for the three months ended March 31, 2023 of approximately $5,100 consists of fixed asset purchases.

Net cash provided by financing activities for the three months ended March 31, 2023 reflects proceeds of $200,000 from the sale of units, offset by the payment of debt of approximately $17,800.

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

We have a history of losses, and an accumulated deficit of $16,765,417 as of March 31, 2023. Despite a working capital surplus of $1,320,817 at March 31, 2023, the continued losses and cash used in operations raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to continue to increase revenues, control expenses, raise capital, and continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. We are continuing to engage in discussions with potential sources for additional capital, however, our ability to raise capital is somewhat limited based upon our revenue levels, net losses and limited market for our common stock. If we fail to raise additional funds when needed, or if we do not have sufficient cash flows from operations, we may be required to scale back or cease certain of our operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under Exchange Act. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluations as of March 31, 2023, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting described below. A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

Our management, including our Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of the design and operations of our disclosure controls and procedures (defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of March 31, 2023 and based upon the such evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to the material weaknesses set forth below.

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

Date: May 15, 2023	BROWNIE’S MARINE GROUP, INC.

	By:	/s/ Christopher H. Constable
Christopher H. Constable
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Chief Financial Officer
(Principal Financial and Accounting Officer)

