Form 10-Q
period 2023-06-30
Brownie's Marine Group, Inc
filed 2023-08-14
CIK 1166708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 14, 2023, there were 437,345,641 shares of common stock outstanding.

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

You should read thoroughly this Quarterly Report with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2023, which risk factors could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by applicable law.

PART I

ITEM 1. FINANCIAL STATEMENTS

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash	$418,742	$484,427
Accounts receivable - net	251,138	111,844
Accounts receivable - related parties	67,356	55,428
Inventory, net	2,138,930	2,421,885
Prepaid expenses and other current assets	177,504	192,130
Total current assets	3,053,670	3,265,714
Property, equipment and leasehold improvements, net	365,970	339,546
Right of use assets, net	999,742	1,133,092
Intangible assets, net	610,189	646,422
Goodwill	249,986	249,986
Other assets	30,725	30,724
Total assets	$5,310,282	$5,665,484
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$740,389	$829,456
Accounts payable - related parties	22,841	37,539
Customer deposits and unearned revenue	384,132	167,534
Other liabilities	347,866	372,943
Operating lease liabilities, current	275,293	269,046
Related party convertible demand note, net	49,276	49,147
Current maturities long term debt	71,421	66,486
Total current liabilities	1,891,218	1,792,151
Loans payable, net of current portion	106,190	143,960
Convertible notes, net of current portion	345,026	342,943
Operating lease liabilities, net of current portion	728,357	864,057
Total liabilities	3,070,791	3,143,111
Commitments and contingent liabilities (see note 9)
Stockholders’ equity
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding as of June 30, 2023 and December 31, 2022.	425	425
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; 437,345,641 shares issued and outstanding at June 30, 2023 and 425,520,662 shares issued and outstanding at December 31, 2022.	43,736	42,553
Common stock payable 138,941 shares and 138,941 shares, as of June 30, 2023 and December 31, 2022, respectively.	14	14
Additional paid-in capital	19,150,577	18,916,876
Accumulated deficit	(16,955,261)	(16,437,495)
Total stockholders’ equity	2,239,491	2,522,373
Total liabilities and stockholders’ equity	$5,310,282	$5,665,484

The accompanying notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30,

(unaudited)

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
Revenues	$2,071,712	$2,401,238	$3,710,765	$4,376,207
Cost of revenues	1,446,294	1,538,404	2,671,322	2,837,613
Gross profit	625,418	862,834	1,039,443	1,538,594
Operating expenses
Selling, general and administrative	792,381	1,177,601	1,518,601	2,283,340
Research and development costs	2,898	4,373	3,425	8,292
Total operating expenses	795,279	1,181,974	1,522,026	2,291,632
Loss from operations	(169,861)	(319,140)	(482,583)	(753,038)
Other expense, net
Interest expense	(19,983)	(9,523)	(35,183)	(19,716)
Loss before provision for income taxes	(189,844)	(328,663)	(517,766)	(772,754)
Provision for income taxes	-	-	-	-
Net Loss	(189,844)	(328,663)	(517,766)	(772,754)
Loss on foreign currency contract	-	(10,220)	-	(8,633)
Comprehensive loss	(189,844)	(338,883)	(517,766)	(781,387)
Basic income (loss)per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic weighted average common shares outstanding	437,196,851	406,439,244	430,188,472	399,061,998
Diluted income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted weighted average common shares outstanding	437,196,851	406,439,244	430,188,472	399,061,998

The accompanying notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHARHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Preferred Stock		Common Stock		Common Stock Payable		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
December 31, 2022	425,000	$425	425,520,662	$42,553	138,941	$14	$18,916,876	$(16,437,495)	$2,522,373
Shares issued for the purchase of units	-	-	11,428,570	1,143	-	-	198,857	-	200,000
Shares issued for accrued interest on convertible notes	-	-	198,204	20	-	-	8,316	-	8,336
Stock Option Expense	-	-	-	-	-	-	11,034	-	11,034
Net Loss	-	-	-	-	-	-	-	(327,922)	(327,922)
March 31, 2023 (unaudited)	425,000	$425	437,147,436	$43,716	138,941	$14	$19,135,083	$(16,765,417)	$2,413,821
Shares issued for accrued interest on convertible notes	-	-	198,205	20	-	-	8,306	-	8,326
Stock option expense	-	-	-	-	-	-	7,188	-	7,188
Net loss	-	-	-	-	-	-	-	(189,844)	(189,844)
June 30, 2023 (unaudited)	425,000	$425	437,345,641	$43,736	138,941	$14	$19,150,577	$(16,955,261)	$2,239,491

	Preferred Stock		Common Stock		Common Stock Payable		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Equity
December 31, 2021	425,000	$425	393,850,475	$39,386	138,941	$14	$17,132,434	$-	$(14,544,604)	$2,627,655
Shares issued for the exercise of warrants	-	-	10,600,000	1,060	-	-	263,940	-	-	265,000
Shares issued for service	-	-	1,206,318	120	-	-	35,380	-	-	35,500
Stock option expense	-	-	-	-	-	-	230,034	-	-	230,034
Net loss	-	-	-	-	-	-	-	-	(444,092)	(444,092)
Other comprehensive income	-	-	-	-	-	-	-	1,587	-	1,587
March 31, 2022 (unaudited)	425,000	$425	405,656,793	$40,566	138,941	$14	$17,661,788	$1,587	$(14,988,696)	$2,715,684
Shares issued for service	-	-	302,953	30	-	-	11,970	-	-	12,000
Shares issued for asset purchase	-	-	3,084,831	308	-	-	119,692	-	-	120,000
Shares issued for accrued interest on convertible notes	-	-	449,522	45	-	-	23,003	-	-	23,048
Shares issued for employee bonus	-	-	280,000	28	-	-	11,032	-	-	11,060
Stock option expense	-	-	-	-	-	-	290,707	-	-	290,707
Net loss									(328,663)	(328,663)
Other comprehensive income	-	-	-	-	-	-	-	(10,220)	-	(10,220)
June 30, 2022 (unaudited)	425,000	$425	409,774,099	$40,977	138,941	$14	$18,118,192	$(8,633)	$(15,317,359)	$2,833,616

The accompanying notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(unaudited)

	2023	2022
Cash flows used in operating activities:
Net loss	$(517,766)	$(772,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	79,237	66,802
Amortization of debt discount	5,259	1,844
Amortization of right-of-use asset	133,350	104,777
Common stock issued for services	-	47,501
Reserve for slow moving inventory	-	26,217
Reserve for Nomad recall	(74,200)	-
Stock Based Compensation - Options	18,219	520,739
Stock based compensation - stock grant	-	11,060
Shares issued for accrued interest in convertible notes	16,662	23,048
Changes in operating assets and liabilities
Change in accounts receivable, net	(139,294)	(153,542)
Change in accounts receivable - related parties	(11,928)	2,179
Change in inventory	282,955	(345,004)
Change in prepaid expenses and other current assets	(49,063)	(306,081)
Change in other assets	-	(3,733)
Change in accounts payable and accrued liabilities	(89,068)	460,227
Change in customer deposits and unearned revenue	216,598	136,572
Change in long term lease liability	(129,453)	(105,093)
Change in other liabilities	49,123	15,815
Change in accounts payable - related parties	(14,698)	(5,831)
Net cash used in operating activities	(224,067)	(275,257)
Cash flows used in investing activities:
Cash used in asset acquisition	-	(30,000)
Purchase of fixed assets	(5,737)	(1,946)
Net cash used in investing activities	(5,737)	(31,946)
Cash flows from financing activities:
Proceeds from issuance of units	200,000	-
Proceeds from exercise of Warrants	-	265,000
Repayment of debt	(35,881)	(26,373)
Net cash provided by financing activities	164,119	238,627
Net change in cash	(65,685)	(68,576)
Cash, beginning balance	484,427	643,143
Cash, end of period	$418,742	$574,567
Supplemental disclosures of cash flow information:
Cash Paid for Interest	$18,520	$19,716
Cash Paid for Income Taxes	$-	$-
Supplemental disclosure of non-cash financing activities:
Operating lease obtained for operating lease liability	$-	$23,294
Common Stock issued for asset acquisition	$-	$120,000
Equipment obtained through financing	$63,689	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The balance sheet as of December 31, 2022 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for a broader discussion of the Company’s business and the risks inherent in such business. The results of operations for the six months ended June 30, 2023, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending December 31, 2023.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per EIN. At June 30, 2023 and December 31, 2022, the Company had no amount in excess of the FDIC insured limit.

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

In accordance with ASU 2016-13, management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at June 30, 2023 because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed significantly over time). As a result, management applied the applicable credit loss rates to determine the expected credit loss estimate for each aging category. Accordingly, the allowance for expected credit losses at June 30, 2023 totaled $28,558.

Inventory

Inventory consists of the following:

	June 30, 2023 (unaudited)	December 31, 2022

Raw materials	$1,151,412	$1,207,957
Work in process	65,882	80,727
Finished goods	865,743	1,077,308
Rental Equipment	55,893	55,893
Inventory, net	$2,138,930	$2,421,885

As of June 30, 2023 and December 31, 2022, the Company recorded allowances for obsolete or slow moving inventory of approximately $166,698.

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

A breakdown of the total revenue between related party and non-related party revenue is as follows:

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$1,866,022	$2,110,575	$3,293,985	$3,812,139
Revenues - related parties	205,690	290,663	416,780	564,068
Total Revenues	$2,071,712	$2,401,238	$3,710,765	$4,376,207

See further disaggregate revenue disclosures by segment and product type in Note 10.

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

The breakdown of cost of sales to include cost of sales for related party and non-related party as well as the related party and non-related party royalty expense is as follows:

	Three months ended June 30		Six months ended June 30
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cost of revenues	$1,290,525	$1,331,847	$2,361,593	$2,453,485
Cost of revenues - related parties	99,136	138,025	208,061	259,199
Royalties expense - related parties	15,483	17,824	25,695	30,613
Royalties expense	41,150	50,708	75,973	94,316
Total cost of revenues	$1,446,294	$1,538,404	$2,671,322	$2,837,613

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

The Company categorizes leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow the Company to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. The Company did not have any finance leases as of June 30, 2023. The Company’s leases generally have terms that range from three years for equipment and five to twenty years for property. The Company elected the accounting policy to include both the lease and non-lease components of its agreements as a single component and account for them as a lease.

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

For the three and six months ended June 30, 2023, lease expenses were approximately $82,000 and approximately $133,400, respectively. For the three and six months ended June 30, 2022, lease expenses were approximately $64,500 and approximately $104,800, respectively. Cash paid for operating liabilities for the three and six months ended June 30, 2023 was approximately $77,800 and approximately $170,400, respectively. For the six months ended June 30, 2022 cash paid for operating liabilities was approximately $128,400.

Supplemental balance sheet information related to leases was as follows:

Operating Leases	June 30, 2023
(unaudited)
Right-of-use assets	$999,742

Current lease liabilities	$275,293
Non-current lease liabilities	728,357
Total lease liabilities	$1,003,650

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

Derivatives

The accounting treatment of derivative financial instruments requires that the Company record certain warrants and embedded conversion options at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of entering into certain note agreements, for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy, by earliest issuance date, in accordance with ASC 815-40-35-12 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors, as long as the certain variable issuance terms in certain convertible instruments exist. As of June 30, 2023 the Company did not have any derivative liabilities.

Loss per share of common stock

Basic loss per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted loss per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. At June 30, 2023 and June 30, 2022, 149,087,986 and 245,847,251 shares, respectively, of potentially dilutive shares were not recognized as their inclusion would be anti-dilutive. These shares reflect shares potentially issuable under convertible notes, outstanding warrants, outstanding stock options and the conversion of preferred stock.

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

Note 3. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. For the six months ended June 30, 2023, the Company incurred a net loss of $517,766. At June 30, 2023, the Company had an accumulated deficit of $16,955,261. Despite a working capital surplus of approximately $1,162,452 at June 30, 2023, the continued losses and cash used in operations raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, control expenses, raise capital and sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. The consolidated financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

Note 4. Related Party Transactions

The Company sells products to Brownie’s Southport Divers, Brownie’s Yacht Toys and Brownie’s Palm Beach Divers, companies owned by the brother of Robert Carmichael, the Company’s Chief Executive Officer and Chief Financial Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers with similar sales volumes. These entities accounted for 9.9% and 12.1% of the net revenues for the three months ended June 30, 2023 and June 30, 2022, respectively, and 11.2% and 12.9% for the six months ending June 30 2023 and 2023, respectively. Accounts receivable from these entities totaled $59,092 and $53,079, at June 30, 2023 and December 31, 2022, respectively.

The Company sells products to BGL and 940 A, entities wholly-owned by Robert Carmichael. Terms of sale are more favorable than those extended to the Company’s regular customers, but no more favorable than those extended to the Company’s strategic partners. Accounts receivable from these entities totaled $8,264 and $2,349 at June 30, 2023 and December 31, 2022, respectively.

The Company had accounts payable to related parties of $22,841 and $37,539 at June 30, 2023 and December 31, 2022, respectively. The balance payable at June 30, 2023 was comprised of $4,352 due to 940 A, $5,441 due to Robert Carmichael and $76 due to Blake Carmichael. At December 31, 2022, the balance payable was comprised of $7,635 due to 940 A, $2,980 due to BGL and $5,000 due to Robert Carmichael.

The Company has exclusive license agreements with 940 A to license the trademark “Brownie’s Third Lung”, “Tankfill”, “Brownie’s Public Safety” and various other related trademarks as listed in the agreements. The agreements provide that the Company pay 2.5% of gross revenues per quarter as a royalty to 940A. Total royalty expense for the three months ended June 30, 2023 and June 30, 2022 was $15,483 and $17,824, respectively. For the six months ended June 30, 2023 and June 30, 2022 the royalty expense totaled $25,695 and 30,613, respectively. The accrued royalty for June 30, 2023 was $7,513 and is included in other liabilities.

On September 30, 2022, the Company issued a convertible demand 8% promissory note in the principal amount of $66,793 to Robert Carmichael for funds to meet the working capital needs of LBI. There is no amortization schedule for the note, and interest is payable in shares of common stock of the Company at a conversion price equal to the 90 day value weighted average price (“VWAP”) of the Company’s stock prior to the quarterly interest payment date. The note holder may demand payment or convert the outstanding principal at a conversion rate of $0.021 per share at any time. The conversion rate was calculated at a 35% discount to the 90 day VWAP of the Company’s stock as of the date of the note. The Company recorded $19,250 for the beneficial conversion feature. As this conversion rate is a fixed rate, the embedded conversion feature is not a derivative liability. There were payments totaling $3,047 made with products in kind during the six months ended June 30, 2023. The outstanding balance on this note was $63,746 as of June 30, 2023.

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

On June 30, 2023, the Company issued 61,677 shares of common stock to Robert Carmichael for payment of interest on the convertible demand note for the three months ending June 30, 2023. The fair value of these shares was $1,287.

Note 5. Convertible Promissory Notes and Loans Payable

Convertible Promissory Notes

Convertible promissory notes consisted of the following at June 30, 2023:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Original Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Reg.
9/03/21	9/03/24	8%	346,500	(12,355)	$346,500	$(4,922)	$341,578	-	(1)
9/03/21	9/03/24	8%	3,500	(125)	3,500	(52)	3,448	-	(2)
9/30/22	Demand	8%	66,793	(19,245)	63,746	(14,470)	49,276	-	(3)
					$413,746	$(19,444)	$394,302	$-

A breakdown of current and long-term amounts due are broken down as follows for the convertible prommisory notes as of June 30, 2023:

	Summit Holdings V, LLC Note	Tierra Vista Partners, LLC Note	Robert Carmichael Note	Total
2023	$-	$-	$63,746	$63,746
2024	346,500	3,500	-	350,000
Discount	(4,922)	(52)	(14,470)	(19,444)
Total Loan Payments	$341,578	$3,448	$49,276	$394,302
Current Portion of Loan Payable	$-	$-	$(49,276)	$(49,276)
Non-Current Portion of Loan Payable	$341,578	$3,448	$-	$345,026

(1)	On September 3, 2021, the Company issued a three-year 8% convertible promissory note in the principal amount of $346,550 to Summit Holding V, LLC as part of the acquisition of SSI. The Company is required to make quarterly payments under the note in an amount equal to 50% of the adjusted net profit of SSI. Interest is payable quarterly in shares of common stock of the Company at a conversion price of $0.051272 per share. The note holder may convert outstanding principal and interest into shares of common stock at a conversion price of $0.051272 per share at any time during the term of the note. The Company recorded $12,355 for the beneficial conversion feature. This note is classified as a long-term liability for this period.

Payment Amortization
2023 (6 months)	$-
2024	346,500
Total Note Payments	$346,500
Current portion of note payable	-
Non-Current Portion of Notes Payable	$346,500

(2)	On September 3, 2021, the Company issued a three-year 8% promissory note in the principal amount of $3,500 to Tierra Vista Partners, LLC as part of the acquisition of SSI. The Company is required to make quarterly payments under the note in an amount equal to 50% of the adjusted net profit of SSI. Interest is payable quarterly in common stock of the Company at a conversion price of $0.051272 per share. The note holder may convert outstanding principal and interest into shares of common stock at a conversion price of $0.051272 at any time up to the maturity date of the note. The Company recorded $125 for the beneficial conversion feature. This note is classified as a long-term liability for this period.

Payment Amortization
2023 (6 months)	$-
2024	3,500
Total Note Payments	$3,500
Current portion of note payable	-
Non-Current Portion of Notes Payable	$3,500

(3)	On September 30, 2022, the Company issued a convertible demand 8% promissory note in the principal amount of $66,793 to Robert Carmichael for funds to meet the working capital needs of LBI. There is no amortization schedule for the note and interest is payable in shares of common stock of the Company at a conversion price equal to the 90 day VWAP of the Company’s stock prior to the quarterly interest payment date. This note is classified as a current liability as the note holder may demand payment or convert the outstanding principal at a conversion rate of $0.021 per share at any time. The Company recorded $19,250 for the beneficial conversion feature.

Loans Payable

	Mercedes BMG (1)	Navitas BLU3 (2)	NFS SSI (3)	Navitas 2022 BLU3 (4)	Total
2023 (6 months)	$5,583	$6,929	$11,567	$9,572	$33,651
2024	11,168	16,629	26,279	21,228	75,304
2025	8,687	18,024	12,328	23,610	62,649
2026	-	6,007	-	-	6,007
Total Loan Payments	$25,438	$47,589	$50,174	$54,410	$177,611
Current Portion of Loan Payable	$(11,169)	$(15,972)	$(24,152)	$(20,128)	$(71,421)
Non-Current Portion of Loan Payable	$14,269	$31,617	$26,022	$34,282	$106,190

1)	On August 21, 2020, the Company executed an installment sales contract with Mercedes Benz Coconut Creek for the purchase of a 2019 Mercedes Benz Sprinter delivery van. The installment agreement is for $55,841 with a zero interest rate payable over 60 months with a monthly payment of $931 and is personally guaranteed by Mr. Carmichael. The loan balance as of June 30, 2023 was $25,349 and $31,023 as of December 31, 2022.

(2)	On May 19, 2021, BLU3, executed an equipment finance agreement with Navitas Credit Corp. (“Navitas”) to finance the purchase of certain plastic molding equipment. The amount financed is $75,764 payable over 60 equal monthly installments of $1,611 (the “Navitas 1”). The equipment finance agreement contains customary events of default. The loan balance as of June 30, 2023 was $47,589 and $54,930 as of December 31, 2022.

(3)	On June 29, 2022, SSI executed an equipment financing agreement with NFS Leasing (“NFS Leasing”) to secure replacement production molds. The total purchase price of the molds was $84,500 of which $63,375 was financed by NFS Leasing on August 15, 2022. The financing agreement has a 33 month term beginning in August 2022 with a monthly payment of $2,571. The financing agreement contains customary events of default, is guaranteed by the Company and NFS Leasing has a lien on all of the assets of SSI. The loan balance as of June 30, 2023 and December 31, 2022 was $50,174 and $60,804, respectively.

(4)	On December 12, 2022, BLU3 executed an equipment finance agreement to finance the purchase of certain plastic molding equipment through Navitas Credit Corp. (“Navitas”). The amount financed is $63,689 payable over 36 equal monthly installments of $2,083 (“Navitas 2”). The equipment finance agreement contains customary events of default. The loan balance as of June 30, 2023 was $54,410 and $63,689 as of December 31, 2022.

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

The transaction costs associated with the acquisition were $10,000 in legal fees paid in cash, and are included in the purchase price allocation in the table below.

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

Fair Value
Rental Inventory	$48,602
Fixed Assets	50,579
Retail Inventory	60,819
Right of use asset	29,916
Lease liability	(29,916)
Net Assets Acquired	$160,000

Note 7. Goodwill and Intangible Assets, Net

The following table sets for the changes in the carrying amount of the Company’ Goodwill for the six months ended June 30, 2023.

2023
Balance, January 1	$249,986
Addition:	-
Balance, June 30	$249,986

The Company performed an evaluation of the value of goodwill at December 31, 2022. Based upon this evaluation it was determined that there should be no adjustment to goodwill. There has been nothing noted during the six months ended June 30, 2023 that would indicate that the value of goodwill should change through that date.

The following table sets for the components of the Company’s intangible assets at June 30, 2023:

	Amortization Period (Years)	Cost	Accumulated Amortization	Net Book Value

Intangible Assets Subject to amortization
Trademarks	15	$121,000	$(14,788)	$106,211
Customer Relationships	10	600,000	(110,000)	490,000
Non-Compete Agreements	5	22,000	(8,022)	13,978
Total		$743,000	$(132,811)	$610,189

The aggregate amortization remaining on the intangible assets as of June 30, 2023 is a follows:

Intangible Amortization
2023 (6 months remaining)	36,278
2024	72,467
2025	72,467
2026	71,367
2027	68,066
Thereafter	289,544
Total	$610,189

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

On March 31, 2023, the Company issued an aggregate of 137,000 shares of common stock to the holders of convertible notes for payment of interest for the three months ending December 31, 2022. The fair value of these shares was $7,000.

On June 30, 2023, the Company issued 61,205 shares of common stock to Robert Carmichael for payment of interest on the convertible demand note for the three months ending June 30, 2023. The fair value of these shares was $1,326.

On June 30, 2023, the Company issued an aggregate of 137,000 shares of common stock to the holders of convertible notes for payment of interest for the three months ending June 30, 2023. The fair value of these shares was $7,000.

Preferred Stock

During the second quarter of 2010, the holders of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of blank check preferred stock. The blank check preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by the Board of Directors of the Company from time to time in accordance with the provisions of the Florida Business Corporation Act. In April 2011, the Board of Directors designated 425,000 shares as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into a share of the Company’s common stock at any time at the option of the holder at a conversion price of $18.23 per share. Holders of shares of Series A Convertible Preferred Stock are entitled to 250 votes for each share held. The Company’s common stock and Series A Convertible Preferred Stock vote together on any matters submitted to our shareholders. As of June 30, 2023, and December 31, 2022, the 425,000 shares of Series A Convertible Preferred Stock are owned by Robert Carmichael.

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

Equity Compensation Plan Information as of June 30, 2023:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted – average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans Approved by Security Holders	3,319,118	$0.0401	21,680,882
Equity Compensation Plans Not Approved by Security Holders	105,971,520	0.0258	—
Total	109,290,638	$0.0262	21,680,882

Options

The Company has issued options to purchase approximately 105,971,520 shares of its common stock at an average exercise price of $0.0262 with a fair value of approximately $37,000. For the three and six months ended June 30, 2023, the Company issued no options to purchase shares.

For the three months ended June 30, 2023 and 2022, the Company recognized an expense of approximately $7,200 and $290,000, respectively and for the six months ended June 30, 2023 and 2022, the Company recognized an expense of approximately $18,000 and $520,000, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a Black-Scholes option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of June 30, 2023, the Company had approximately $1,556,400 of unrecognized pre-tax non-cash compensation expense related to options to purchase shares, which the Company expects to recognize, based on a weighted-average period of 2.7 years. The Company uses straight-line amortization of compensation expense over the requisite service period for time-based options. For performance-based options the Company evaluates the likelihood of a vesting qualification being met, and will establish the expense based on that evaluation. The maximum contractual term of the Company’s stock options is 5 years. The Company recognizes forfeitures and expirations as they occur. Options to purchase approximately 57,877,500 shares have vested as of June 30, 2023.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the Black-Scholes option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Six Months ended June 30,
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

A summary of the status of the Company’s outstanding stock options as of June 30, 2023 and December 31, 2022 and changes during the periods ending on such dates is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of Options	Exercise Price	Contractual Life in Years	Intrinsic Value
Outstanding at December 31, 2021	233,128,266	$0.0362	2.23
Granted	5,710,901	0.0281
Forfeited	(400,000)	0.0354
Exercised	-	-
Cancelled		-
Outstanding – December 31, 2022	238,439,167	$0.0360	1.43
Exercisable – December 31, 2022	111,558,754	$0.0321	1.33	$68,994

Granted	-	-
Forfeited	(129,148,529)	0.0443
Exercised	-	-
Cancelled	-	-
Outstanding – June 30, 2023	109,290,638	$0.0262	2.26
Exercisable – June 30, 2023	57,877,504	$0.0217	1.82	$36,983

The following table summarizes information about employee stock options outstanding at June 30, 2023.

Range of Exercise Price	Number outstanding at June 30, 2023	Weighted average remaining life	Weighted average exercise price	Number exercisable at June 30, 2023	Weighted average exercise price	Weighted average remaining life
$0.018 - $0.0225	70,730,020	1.70	$0.0182	45,730,020	$0.0181	1.37
$0.0229 - $0.0325	5,018,254	4.05	$0.0267	4,993,254	$0.0267	4.0507
$0.0360 - $0.0425	25,457,364	3.07	$0.0398	6,179,230	$0.0395	3.01
$0.0440 - $0.0531	8,085,000	3.06	$0.0529	975,000	$0.0520	2.21
Outstanding options	109,290,638	2.26	0.0262	57,877,504	0.0217	1.82

At June 30, 2023, there was approximately $1,504,755 of unrecognized stock option expense which may be recognized only if the full vesting requirements for these options are met.

At June 30, 2023, there was approximately $51,620 of total unrecognized stock option expense which is expected to be recognized on a straight-line basis over a weighted-average period of 1.08 years.

Warrants

On January 18, 2023 and February 18, 2023, the Company issued to Charles Hyatt, an aggregate of 11,428,570 units, with each unit consisting of one share of common stock and a two-year common stock purchase warrant to purchase one share of common stock at an exercise price of $0.0175 per share in consideration of $200,000.

A summary of the Company’s warrants as of December 31, 2022 and changes during the six months ended June 30, 2023 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding – December 31, 2022	18,255,951	$0.0245	1.55	$12,000
Granted	11,428,570	$0.0175
Exercised
Forfeited or Expired	-
Outstanding – June 30, 2023	29,684,521	$0.0247	1.27
Exercisable – June 30, 2023	29,684,521	$0.0247	1.27	$24,000

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

Royalty Agreement

On June 30, 2020, the Company entered into Amendment No. 2 to its Patent License Agreement with Setaysha Technical Solutions, LLC (“STS”). The Amendment set certain limits and expectations of the assistance from STS related to designing and commercializing certain diving products and revised the royalty payments due to STS as consideration for uncompensated services. The Company is obligated to pay STS a minimum yearly royalty of $60,000, or $15,000 per fiscal quarter, beginning in December 2019 and increasing by 2.15% per year. The minimum royalty was temporarily increased to $60,000 for years 2022, 2023 and 2024, with a fourth quarter true up against earned royalties. In addition, if the Company terminates the Agreement with STS prior to December 31, 2023, the Company is obligated to pay STS $180,000, less cumulative royalties paid in excess of $200,174 for the years 2019 through 2024. In accordance with the Amendment, the Company will pay additional minimum royalties of $60,000 per year or $15,000 per quarter for the years 2022 through 2024. Royalty recorded under the Agreement was $41,150 and $50,708 for the three months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022 royalty recorded under the Agreement was $75,973 and $94,316, respectively.

Consulting and Employment Agreements

On November 5, 2020, the Company entered into a three-year employment agreement with Christopher Constable (the “Constable Employment Agreement”) pursuant to which Mr. Constable served as Chief Executive Officer of the Company. Previously, Mr. Constable had provided advisory services to the Company through an agreement with Brandywine LLC. In consideration for his services, Mr. Constable received (i) an annual base salary of $200,000, payable in accordance with the customary payroll practices of the Company, and (ii) upon execution of the Constable Employment Agreement and on each anniversary thereof, a non-qualified immediately exercisable five-year option to purchase that number of shares equal to $100,000 of the value of the Company’s common stock at an exercise price equal to the market price of the Company’s common stock on the date of issuance. Accordingly, on November 5, 2020, Mr. Constable was issued an option to purchase 5,434,783 shares of common stock at an exercise price of $0.0184 per share, on November 5, 2021, Mr. Constable was issued an option to purchase 2,403,846 shares of the Company’s common stock at an exercise price of $0.0401 per share and on November 5, 2022, Mr. Constable was issued an option to purchase 3,968,254 shares of the Company’s common stock at an exercise price of $0.0252 per share.

In addition, Mr. Constable was entitled to receive four-year stock options to purchase shares of common stock at an exercise price of $0.0184 per share in the following amounts based upon the following performance milestones during the term of the Constable Employment Agreement: (i) 2,000,000 shares, if the Company’s total net revenues, as reported in its statement of operations in its financial statements in its filings with the SEC, including as a result of a stock or asset acquisition of a third party (“Net Revenues”) are in excess of $5,000,000, in the aggregate, for four consecutive fiscal quarters; (ii) 3,000,000 shares, if the Company’s Net Revenues are in excess of $7,500,000, in the aggregate, for four consecutive fiscal quarters; (iii) 5,000,000 shares, if the Company’s Net Revenues are in excess of $10,000,000, in the aggregate, for four consecutive fiscal quarters; and (iv) 20,000,000 shares, if the Company’s common stock is listed on the NASDAQ or New York Stock Exchange.

On August 1, 2021, the Company and Blake Carmichael entered into a three-year employment agreement (the “Blake Carmichael Employment Agreement”) pursuant to which Mr. Carmichael served as Chief Executive Officer of BLU3. In consideration for his services, Blake Carmichael received (i) an annual base salary of $120,000, payable in accordance with the customary payroll practices of the Company, (ii) a cash bonus equal to 5% of the net income of BLU3, payable quarterly, beginning with the first full calendar quarter after the execution of the agreement, and (iii) upon execution of the Carmichael Employment Agreement, a non-qualified five-year stock option to purchase 3,759,400 shares at $0.0399, 33.3% of which shares vest immediately, 33.3% vest on the second anniversary, and 33.3% vest on the third anniversary of the agreement. In addition, Blake Carmichael shall be entitled to receive a five-year stock option to purchase up to 18,000,000 shares of common stock at an exercise price of $0.0399 per share that will vest upon annual financial metrics based upon a revenue measurement, expediency measurement and an EBITDA measurement. A measurement was made for the three and six months ended June 30, 2023 resulting in no additional expense since the vesting criteria was not met.

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

In addition, Mrs. Buban shall be entitled to receive a five-year stock option to purchase up to 7,110,000 shares of common stock of the Company at an exercise price of $0.0531 per share, which vests upon the attainment of certain defined annual financial metrics, as set forth in the Buban Employment Agreement. A measurement was made for the three and six months ended June 30, 2023 and no expense was recorded based upon the vesting criteria not being met.

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

On December 22, 2022, the U.S. Consumer Products Safety Commission (the “CPSC”) issued a voluntary recall notice for the Nomad tankless dive system, which is distributed by BLU3, Inc. As part of the recall procedure, the CPSC has approved the Company’s proposed remedy for the recall and BLU3 will begin to receive units back from consumers to repair affected Nomad units. The Company has evaluated the costs of this recall and has deemed it necessary to set an allowance of $160,500 for such costs. During the three and six months ended June 30, 2023 the Company repaired and returned 133 and 653 units, respectively, to customers resulting in a reduction of the reserve of $18,975 and $93,161 for the three and six months ended June 30, 2023, respectively.

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

Note 10. Segment Reporting

The Company has five operating segments as described below:

1.	SSA Products, which sells recreational multi-diver surface supplied air diving systems.

2.	High Pressure Gas Systems, which sells high pressure air and industrial gas compressor packages.

3.	Ultra-Portable Tankless Dive Systems, which sells next generation electric surface supply air diving systems and electric shallow dive system that are battery operated and completely portable to the user.

4.	Redundant Air Tank Systems, which manufactures and distributes a line of high pressure tanks and redundant air systems for the military and recreational diving industries.

5.	Guided Tour and Retail, which provides guided tours using the BLU3 technology, and also operates as a retail store for the diving community.

Three Months Ended

June 30

(unaudited)

	Legacy SSA Products		High Pressure Gas Systems		Ultra Portable Tankless Dive Systems		Redundant Air Tank Systems		Guided Tour Retail		Total Company
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Net Revenues	$607,927	$797,022	$340,606	$270,193	$586,420	$884,271	$479,508	$399,479	$57,251	$50,274	$2,071,712	$2,401,239
Cost of Revenue	(479,145)	(558,426)	(240,254)	(140,248)	(376,469)	(570,027)	(313,568)	(255,568)	(36,858)	(14,136)	(1,446,294)	(1,538,405)
Gross Profit	128,782	238,596	100,352	129,945	209,951	314,244	165,940	143,911	20,393	36,138	625,418	862,834
Depreciation	4,729	4,369	-	-	7,865	2,419	28,927	24,096	3,314	-	44,835	30,884
Income (loss) from Operations	$(34,970)	$(334,967)	$(21,006)	$41,705	$(91,408)	$(41,248)	$1,052	$(46,575)	$(23,529)	$3,237	(169,860)	(377,848)

Six months ended

June 30

(unaudited)

	Legacy SSA Products		High Pressure Gas Systems		Ultra Portable Tankless Dive Systems		Redundant Air Tank Systems		Guided Tour Retail		Total Company
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Net Revenues	$1,063,307	$1,378,131	$575,486	$547,010	$1,063,335	$1,678,858	$872,484	$721,935	$136,153	$50,274	$3,710,765	$4,376,208
Cost of Revenue	(896,959)	(1,020,384)	(364,440)	(301,039)	(720,985)	(986,985)	(601,308)	(515,070)	(87,630)	(14,136)	(2,671,322)	(2,837,614)
Gross Profit	166,348	357,747	211,046	245,971	342,350	691,873	271,176	206,865	48,523	36,138	1,039,443	1,538,594
Depreciation/Amortization	8,642	8,739	-	-	12,908	8,956	58,093	49,107	4,922	-	84,566	66,802
Income (loss) from operations	$(149,245)	$(704,557)	$8,316	$82,164	$(194,618)	$34,223	$(103,208)	$(168,105)	$(43,829)	$3,237	(482,582)	$(753,038)
											-
Total Assets	$1,339,775	$1,535,945	$358,399	$540,583	$848,141	$1,236,449	$2,534,619	$1,825,787	$229,347	$260,247	$5,310,281	$5,399,011

Note 11. Subsequent Events

On June 24, 2023, Christopher Constable submitted his resignation as Chief Executive Officer of the Company effective July 7, 2023. Mr. Constable will remain a member of the Company’s Board of Directors and in a consulting capacity until further notice. Mr. Constable’s resignation did not arise from any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Robert Carmichael, the Company’s Chairman, President and Chief Financial Officer, assumed the position of Chief Executive Officer on July 7, 2023. Since April 2004, Mr. Carmichael has served as Chairman and President, and from April 2004 until November 2020, as Chief Executive Officer. Mr. Carmichael has served as Chief Financial Officer since 2017 and a director since 2005.

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

Results of Operations

Net Revenues, Costs of Net Revenues and Gross Profit

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Net revenues decreased 13.7% for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 as a result of a decrease in revenues in BTL and BLU3. The revenue decrease for BLU3 was 33.7% and can be directly attributed to the recall of the NOMAD dive system during the fourth quarter of 2022. The sales loss can be attributed to a loss in sales momentum due to the recall, as well as a soft demand in many areas of BLU’s market. We believe that BTL’s revenue reduction of 23.7% can be attributed to consumer concerns about the economy. While the first five months of the year are traditionally a slow selling period for BTL, economic uncertainties compounded the seasonal change. The loss of revenue in BLU3 and BTL was partially offset by increased revenue in LWA and SSI. The increase in LWA’s revenue can be attributed to sales to the Company’s new distribution partner in Mexico as well as increased business in the scuba sector. SSI’s increase can be attributed to the continued momentum of the Company’s newest product, HEED3 as well as increased demand from international users of their Spare Air product line.

For the three months ended June 30, 2023, cost of net revenues was 69.8% as compared with the cost of net revenues of 64.1% for the three months ended June 30, 2022. The cost increase as a percentage of revenue, can be directly attributed to the cost of direct labor, which accounted for a larger portion of costs and significantly impacted the profit margin. Included in cost of net revenues are royalty expenses paid to Robert Carmichael which decreased 13.1% for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Gross profit margin was 30.2% for the three months ended June 30, 2023 as compared to gross profit margin of 35.9% for the three months ended June 30, 2022. The reduction in gross margin, is directly attributable to BTL’s margin of 21.2% and LWA’s margin of 29.5%.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Net revenues decreased 15.2% for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 as a result of a decrease in revenues in BTL and BLU3. The revenue decrease for BLU3 was 36.7% and can be directly attributed to the recall of the NOMAD dive system during the fourth quarter of 2022. The sales loss can be attributed to the slow ramp in production while repairing recalled units as well as the loss of sales momentum due to the recall. Both BLU3 and BTL’s sales showed weakness due to soft demand at the distribution levels as we believe their customer base was in a conservative posture over concerns for the US and world economy. BTL’s revenue decreased 22.8% for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.. The loss of revenue in BLU3 and BTL was partially offset by increased revenue in LWA and SSI. The increase in LWA’s, revenues can be attributed to sales to the Company’s new distribution partner in Mexico as well as increased business in the scuba sector. SSI’s increase can be attributed to the continued momentum of the Company’s newest product, HEED3 as well as increased demand from international users of their Spare Air product line.

For the six months ended June 30, 2023, cost of net revenues was 72.0% as compared with the cost of net revenues of 64.8% for the six months ended June 30, 2022. The cost increase as a percentage of revenue, can be directly attributed to the cost of direct labor, which accounted for a larger portion of costs and significantly impacted the profit margin. Included in cost of net revenues are royalty expenses paid to Robert Carmichael which decreased 16.1% for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Gross profit margin was 28.0% for the six months ended June 30, 2023 as compared to gross profit margin of 35.2% for the six months ended June 30, 2022. The reduction in gross margin is directly attributable to reduced margins across all companies primarily attributed to reduced sales volume thereby increasing the weight of manufacturing labor negatively impacting gross margin.

The following tables provides net revenues, total costs of net revenues and gross profit margins for our segments for the periods presented.

Revenues

	Three Months Ended June 30,		% of	Six Months Ended June 30,		% of
	2023	2022	Change	2022	2021	Change
	(unaudited)			(unaudited)
Legacy SSA Products	$607,927	$797,022	(23.7)%	$1,063,307	$1,378,131	(22.8)%
High Pressure Gas Systems	340,606	270,193	26.1%	575,486	547,010	5.2%
Ultra-Portable Tankless Dive Systems	586,420	884,271	(33.7)%	1,063,335	1,678,858	(36.7)%
Redundant Air Tank Systems	479,508	399,479	20.0%	872,484	721,935	20.9%
Guided Tour Retail	57,251	50,274	13.9%	136,153	50,274	170.8%
Total net revenues	$2,071,712	$2,401,238	(13.7)%	$3,710,765	$4,376,207	(15.2)%

Cost of revenues as a percentage of net revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Legacy SSA Products	78.8%	70.1%	84.4%	74.0%
High Pressure Gas Systems	70.5%	51.9%	63.3%	55.0%
Ultra-Portable Tankless Dive Systems	64.2%	64.5%	67.8%	58.8%
Redundant Air Tank Systems	65.4%	64.0%	68.9%	71.4%
Guided Tour Rental	64.4%	28.1%	64.4%	28.1%

Gross profit (loss) margins

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Legacy SSA Products	21.2%	29.9%	15.6%	26.0%
High Pressure Gas Systems	29.5%	48.1%	36.7%	45.0%
Ultra-Portable Tankless Dive Systems	35.8%	35.5%	32.2%	41.2%
Redundant Air Tank Systems	34.6%	36.0%	31.1%	28.6%
Guided Tour Rental	35.6%	71.9%	35.6%	71.9%

SSA Products

Revenues decreased 22.8% for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The decrease in revenue can be attributed to both the dealer and direct to consumer revenue channels decreasing 32.4% and 14.0% for the six months ended June 30, 2023 and June 30, 2022, respectively. This decrease may likely be attributable to economic concerns that were lingering from late 2022. Our dealers have indicated that they were taking a conservative approach in the offseason to conserve cash for the season. BTL was able to stimulate some demand during the six months ended June 30, 2023 with a discounting program. Affiliate sales, while the smallest segment of revenue increased 64.3% for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

The costs of revenues as a percentage of net revenues in this segment increased from 74.0% to 84.4% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to a decrease in margins in the Direct to Consumer and Dealer revenue channels, as a result of the discounting to stimulate revenue.

A breakdown of the revenue channels for this segment are below. Direct to Consumer represents items sold via our website, trade shows and walk-ins to our factory store. Dealer revenue represents sales to customers under dealer agreements which typically have lower margins. Affiliates are resellers of our products with which we do not have formal dealer arrangements.

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin
	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	% change	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Dealers	$322,286	$510,902	(36.9)%	92.3%	73.4%	7.7%	26.6%
Direct to Consumer (website included)	258,570	258,899	(0.1)%	52.4%	57.7%	47.6%	42.3%
Affiliates	27,071	27,221	(0.6)%	169.9%	156.9%	(69.9)%	(56.9)%
Total	$607,927	$797,022	(23.7)%	78.8%	66.0%	21.2%	34.0%

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin
	Six months ended June 30, 2023	Six months ended June 30, 2022	% change	Six months ended June 30, 2023	Six months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Dealers	$587,658	$868,755	(32.4)%	95.5%	78.2%	4.5%	21.8%
Direct to Consumer (website included)	397,057	461,534	(14.0)%	63.9%	63.3%	36.1%	36.7%
Affiliates	78,592	47,842	64.3%	104.1%	120.8%	(4.1)%	(20.8)%
Total	$1,063,307	$1,378,131	(22.8)%	84.4%	74.0%	15.6%	26.0%

High Pressure Gas Systems

Sales of high-pressure breathing air compressors increased 5.2% for the six months ended June 30, 2023 from the six months ended June 30, 2022, with the three months ended June 30, 2023 increasing 26.1% from the three months ended June 30, 2022. The increase in revenues can be directly attributed to a 52.0% increase in revenue to the reseller channel for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This increase was offset by decreases of 43.2% and 10.5% in the direct to consumer channel and original equipment manufacturer channels, respectively, for six months ended June 30, 2023. The Direct to Consumer channel decreased 43.2% for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The Direct to Consumer channel decreased 43.2% for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, with a particularly poor performance due to lingering economic concerns lingering from 2022, for the three months ended June 30, 2023 with a decrease of 79.3% from the three months ended June 30, 2022. The Direct to Consumer channel is relatively inconsistent but typically sees a majority of its selling activity in the third and fourth quarters of the year.

Costs of revenues as a percentage of net revenues in this segment increased to 63.3% for the six months ended June 30, 2023 from 55.0% for the six months ended June 30, 2022. This increase in cost as a percentage of revenue can be attributed to volume discounting for the large reseller in Mexico, which caused reseller cost of sales for the three months ended June 30, 2023 to increase to 72% as compared to 48.6% for the three months ended June 30, 2022.

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin
	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	% change	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Resellers	$233,965	$109,767	113.1%	72.0%	48.6%	28.0%	51.4%
Direct to Consumers	27,069	130,816	(79.3)%	64.0%	57.7%	36.0%	42.3%
Original Equipment Manufacturers	79,572	29,610	168.7%	68.4%	38.8%	31.6%	61.2%
Total	$340,606	$270,193	26.1%	70.5%	51.9%	29.5%	48.1%

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin
	Six months ended June 30, 2023	Six months ended June 30, 2022	% change	Six months ended June 30, 2023	Six months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Resellers	$364,181	$239,540	52.0%	69.3%	51.7%	30.7%	48.3%
Direct to Consumers	110,859	195,245	(43.2)%	40.5%	58.4%	59.5%	41.6%
Original Equipment Manufacturers	100,446	112,225	(10.5)%	66.8%	57.1%	33.2%	42.9%
Total	$575,486	$547,010	5.2%	63.3%	55.0%	36.7%	45.0%

Ultra Portable Tankless Dive Systems

Revenue for the six months ended June 30, 2023 in the Ultra Portable Tankless Dive System segment decreased 36.7% as compared to the six months ended June 30, 2022 as a result of the loss of sales momentum from the recall of the NOMAD dive system in the fourth quarter of 2022. Revenue was down across all channels with the largest lost to the dealer channel with a drop of 63.1% for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The Direct to Consumer channel revenue increased 24.9% for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. This increase can be attributed to higher website traffic related to a new product launch at the end of the first quarter of 2023 for product to be shipped in August-September 2023.

Cost of revenues from this segment as a percentage of net revenues for the six months ended June 30, 2023 increased to 67.8% from 58.8% for the six months ended June 30, 2023. The increase in cost of revenue as compared to revenue was impacted by increased direct labor costs in connection with the recalled product. In addition, BLU3 discounted its selling price in order to stimulate demand in all of its diving systems during the six months ended June 30, 2023.

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin
	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	% change	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Direct to Consumer	$275,993	$220,950	24.9%	74.2%	67.9%	25.8%	32.1%
Dealers	76,768	388,877	(80.3)%	53.6%	70.6%	46.4%	29.4%
Amazon	233,659	274,444	(14.9)%	55.9%	53.0%	44.1%	47.0%
Total	$586,420	$884,271	(33.7)%	64.2%	64.5%	35.8%	35.5%

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin as a % of Net Revenue
	Six months ended June 30, 2023	Six months ended June 30, 2022	% change	Six months ended June 30, 2023	Six months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Direct to Consumer	$483,774	$539,955	(10.4)%	71.2%	55.2%	28.8%	44.8%
Dealers	254,252	689,783	(63.1)%	76.0%	64.4%	24.0%	35.6%
Amazon	325,309	449,120	(27.6)%	56.4%	54.5%	43.6%	45.5%
Total	$1,063,335	$1,678,858	(36.7)%	67.8%	58.8%	32.2%	41.2%

Redundant Air Tank Systems

Revenue in the Redundant Air Tank Systems System segment increased 20.9% for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. This increase can be attributed to increases in the Dealer, Commercial and Government sales channels increasing 17.0%, 41.3% and 68.9%, respectively, for the six months ended June 30, 2023 as compared to the six? months ended June 30, 2022. These channels are drivers of sales volume for the new HEED3 product line and have also seen increased quantity orders from the scuba related dealer base on the Spare Air product. These increases were offset by a decrease in the direct to consumer channel of 28.6% for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

The margins for the six months ended June 30, 2023 increased to 31.1% as compared to 28.7% for the six months ended June 30, 2022 as the margins across all channels improved. This improvement can be attributed to the increased revenue from the HEED3 product which provides higher margins than SSI’s traditional product Spare Air, as well as a price increase implemented for 2023.

SSI has a worldwide customer base that includes (1) commercial accounts with aircraft requiring redundant air systems for their pilots and passengers, such as helicopters flying to oil rigs located in bodies of water (2) government accounts that are typically domestic and international military customers with egress systems (3) dealer accounts that are resellers including, international distributors to the military, commercial account or dive shops, including domestic and international dive shops that carry a spare air product (4) direct to consumer sales which are online sales and sales via trade shows direct to consumer and (5) Company provided repairs and warranty repairs to all segments.

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	% change	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Commercial	$111,059	$46,550	138.6%	44.2%	43.8%	55.8%	56.2%
Dealers	278,239	250,223	11.2%	63.5%	68.8%	36.5%	31.2%
Government	37,360	38,711	(3.5)%	35.7%	37.2%	64.3%	62.8%
Repairs	23,153	11,047	N/A	239.2%	221.6%	(139.2)%	(121.6)%
Direct to Consumers (Website)	29,697	52,948	(43.9)%	64.0%	45.8%	36.0%	54.2%
Total	$479,508	$399,479	20.0%	65.4%	64.0%	34.6%	36.0%

	Revenue			Cost of Revenue as a % of Revenue		Margin
	Six months ended June 30, 2023	Six months ended June 30, 2022	% change	Six months ended June 30, 2023	Six months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Commercial	$145,755	$103,156	41.3%	46.7%	43.6%	53.3%	56.4%
Dealers	540,871	462,342	17.0%	68.2%	78.0%	31.8%	22.0%
Government	89,047	52,712	68.9%	29.3%	36.8%	70.7%	63.2%
Repairs	36,184	18,858	91.9%	268.7%	236.1%	(168.7)%	(136.1)%
Direct to Consumers (Website)	60,627	84,867	(28.6)%	67.8%	53.9%	32.2%	46.1%
Total	$872,484	$721,935	20.9%	68.9%	71.3%	31.1%	28.7%

Guided Tours and Retail

The guided tour and retail segment is a new segment and is derived from LBI. Revenue in this segment currently primarily includes retail sales, and tours and lessons. Retail sales represent the sales of product at the retail facility, while tours and lessons represent revenue derived from diving excursions and lessons.

Revenue for this segment for the six months ended June 30, 2023 increased 170.8% as compared to the six months ended June 30, 2022. This increase is attributable to the inclusion of two months’ revenue included in the six months ending June 30, 2022, as the GCS acquisition was completed in May, 2022. For the three months ended June 30, 2023 revenue increased 13.9% as compared to the three months ended June 30, 2023, primarily from the service segment which includes lessons and charters.

The decreasing margin for the three and six months ended June 30, 2023 to 35.6%, is attributable to the normalization of the retail product costing in the GCS inventory to reflect a more accurate cost of goods.

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin
	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	% change	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Retail Sales	$33,450	34,549	(3.2)%	66.2%	8.9%	33.8%	91.1%
Tours and Lessons	23,801	15,725	51.4%	61.9%	70.4%	38.1%	29.6%
Total	$57,251	50,274	13.9%	64.4%	28.1%	35.6%	71.9%

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin as a % of Net Revenue
	Six months ended June 30, 2023	Six months ended June 30, 2022	% change	Six months ended June 30, 2023	Six months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Retail Sales	$79,883	34,549	131.2%	53.5%	8.9%	46.5%	91.1%
Tours and Lessons	56,270	15,725	257.8%	79.8%	70.4%	20.2%	29.6%
Total	$136,153	50,274	170.8%	64.4%	28.1%	35.6%	71.9%

Operating Expenses

Operating expenses consist of selling, general and administrative (“SG&A”) expenses and research and development costs and are reported on a consolidated basis for our operating segments. Operating expenses decreased 32.7% and 33.6%, respectively, for the three and six months ended June 30, 2023 as compared to the same periods in the prior year.

Selling, General & Administrative Expenses (SG&A Expenses)

SG&A decreased by 32.7% for the three months ended June 30, 2023 and 33.6% for the six months ended June 30, 2023 when compared to the same periods in the prior year. SG&A expenses were comprised of the following:

Expense Item	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	% Change	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	% Change
Payroll, Selling & Administrative	$426,293	$544,709	(21.7)%	$877,100	$940,485	(6.7)%
Stock Compensation Expense	18,219	290,706	(93.7)%	18,219	520,740	(96.5)%
Professional Fees	33,547	98,619	(66.0)%	99,849	225,031	(55.6)%
Advertising	97,014	101,129	(4.1)%	201,019	257,573	(22.0)%
All Other	217,308	142,438	52.6%	322,414	339,511	(5.0)%
Total SG&A	$792,381	$1,177,601	(32.7)%	$1,518,601	$2,283,340	(33.5)%

Payroll for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 decreased 21.7% and 6.7%, respectively. The decrease reflects reductions in production personnel in BLU3, as well as a reallocation of SSI direct labor from payroll expense to cost of sales for the six months ended June 30, 2023.

Non-Cash Stock Compensation expenses decreased by 93.7% and 96.5%, for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 as a result of vesting milestones not being met due to the reduction in revenue for the three months and six months ended June 30, 2023.

Professional fees, including legal, accounting and other professional fees decreased 66.0% and 55.6%, respectively, for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022. The decrease can be attributed to a decrease in legal fees of 59.9% and other professional fees of 73.3% and a decrease in accounting fees of 36.4%. The decrease in the Company’s acquisition activities in 2023 resulted in a decrease in legal fees. Additionally, the decrease in professional fees is attributable to the conversion of consultants to employees late in 2022 and the decrease in accounting fees can be attributed to new auditors who offer fixed priced services.

The decrease in advertising expense for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 was 4.1% and 22%, respectively. This decrease is attributable to BLU3’s decrease in advertising during its recall process. BLU3’s decrease in advertising expense was offset slightly by an increase in advertising expense for SSI.

Other expenses decreased 5.0% for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022 due primarily to a decrease in the reserve for recall expenses. However, for the three months ended June 30, 2023 other expenses increased 52.6% as compared to the three months ended June 30, 2023 primarily attributable to an increase in rent expense which accounted for approximately 80.0% of the increase.

Research & Development Expenses (R&D Expenses)

R&D expenses for the three and six months ended June 30, 2023 decreased 33.7% and 58.7%, for the six months and three months ended June 30, 2022, respectively, as a result of a decrease in new product development activity.

Other Income/Expense

For the three and six months ended June 30, 2023 and 2022, other income/expense consisted solely of interest expense. For the three months ended June 30, 2023, interest expense increased 109.8% from the three months ended June 30, 2022 to approximately $20,000 as compared to approximately $9,500 in the three months ended June 30, 2022. The increase in interest expense can be attributed to the NFS loan, the Navitas 2022 loan, and the convertible demand note from Robert Carmichael that were funded in the third and fourth quarters of 2022.

Liquidity and Capital Resources

We had cash of $418,742 as of June 30, 2023. The following table summarizes total current assets, total current liabilities and working capital at June 30, 2023 as compared to December 31, 2022.

	June 30,	December 31,	%
	2023	2022	change
	(unaudited)
Total current assets	$3,053,670	$3,265,714	(9.2)%
Total current liabilities	$1,891,218	$1,792,151	(8.3)%
Working capital	$1,162,452	$1,473,563	(10.4)%

The decrease in our current assets at June 30, 2023 from December 31, 2022 primarily reflects increases in inventory purchases reflected by a decrease in inventory as the Company decreased its inventory purchases to match the reduction in current demand. The increase in current liabilities reflect an increase in customer deposits.

Summary Cash Flows

	Six Months Ended June 30,
	2023	2022
	(unaudited)
Net cash used in operating activities	$(224,067)	$(275,257)
Net cash used in investing activities	$(5,737)	$(31,946)
Net cash provided by financing activities	$164,119	$238,627

Net cash used in operating activities for the six months ended June 30, 2023 was due to the net loss of approximately $517,800. Net cash used in operating activities is also the result of increases in current assets, including, accounts receivable, accounts receivable-related party, and prepaid expenses offset by a decrease in inventory that generated approximately $82,700. A net increase in liabilities which generated approximately $32,500 primarily from an increase in customer deposits offset by increases in accounts payable, long term lease liabilities and related party accounts payable.

Net cash used in investing activities for the six months ended June 30, 2023 of approximately $5,800 consists of fixed asset purchases.

Net cash provided by financing activities for the six months ended June 30, 2023 reflects proceeds of $200,000 from the sale of units, offset by the payment of debt of approximately $35,900.

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

We have a history of losses, and an accumulated deficit of $16,955,261 as of June 30, 2023. Despite a working capital surplus of $1,162,452 at June 30, 2023, the continued losses and cash used in operations raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to continue to increase revenues, control expenses, raise capital, and continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. We are continuing to engage in discussions with potential sources for additional capital, however, our ability to raise capital is somewhat limited based upon our revenue levels, net losses and limited market for our common stock. If we fail to raise additional funds when needed, or if we do not have sufficient cash flows from operations, we may be required to scale back or cease certain of our operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under Exchange Act. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluations as of June 30, 2023, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting described below. A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

Our management, including our Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of the design and operations of our disclosure controls and procedures (defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of June 30, 2023 and based upon the such evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to the material weaknesses set forth below.

●	Insufficient number and lack of qualified accounting department and administrative personnel and support;

●	Insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to GAAP and SEC disclosure requirements;

●	Insufficient segregation of duties, oversight of work performed and lack of controls in our finance and accounting functions due to limited personnel;

●	Company’s systems that impact financial information and disclosures have ineffective information technology controls;

●	Inadequate controls surrounding revenue recognition, to ensure that all material transactions and developments impacting the financial statements are reflected and properly recorded; and

●	Evaluation of disclosure controls and procedures was not sufficiently comprehensive due to limited personnel.

Subject to sufficient resources, management expects to remediate the material weaknesses identified above as follows:

●	Management has leveraged and will continue to leverage experienced consultants to assist with ongoing GAAP and SEC compliance requirements. We intend to expand our finance department through the hiring of a certified public accountant to strengthen the segregation of duties, internal controls and enhance our current staff.

●	Segregation of duties is being analyzed and adjusted Company-wide, where possible. The Company intends to hire additional personnel in the accounting department, as well as the documentation of controls and procedures.

●	The Company plans on evaluating various accounting systems to enhance its system controls.

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

Date: August 14, 2023	BROWNIE’S MARINE GROUP, INC.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Chief Financial Officer
(Principal Financial and Accounting Officer)

