Form 10-Q
period 2023-09-30
Brownie's Marine Group, Inc
filed 2023-11-20
CIK 1166708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to _________

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

As of November 14, 2023, there were 439,211,134 shares of common stock outstanding.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets
Cash	$287,868	$484,427
Accounts receivable – net	240,041	111,844
Accounts receivable – related parties	47,741	55,428
Inventory, net	2,046,071	2,421,885
Prepaid expenses and other current assets	230,243	192,130
Total current assets	2,851,964	3,265,714

Property, equipment and leasehold improvements, net	364,914	339,546
Operating lease assets, net	941,714	1,133,092
Intangible assets, net	592,072	646,422
Goodwill	249,986	249,986
Other assets	30,725	30,724

Total assets	$5,031,375	$5,665,484

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$591,197	$829,456
Accounts payable – related parties	37,210	37,539
Customer deposits and unearned revenue	344,989	167,534
Other liabilities	346,636	372,943
Operating lease liabilities	287,555	269,046
Related party convertible demand note, net	100,880	49,147
Current portion of convertible notes	345,949	-
Current maturities long term debt	72,787	66,486
Total current liabilities	2,127,203	1,792,151

Loans payable, net of current portion	90,446	143,960
Convertible notes, net of current portion	-	342,943
Operating lease liabilities	658,597	864,057
Total liabilities	2,876,246	3,143,111

Commitments and contingent liabilities (see Note 9)

Stockholders’ equity
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding as of September 30, 2023 and December 31, 2022.	425	425
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; 437,543,846 shares issued and outstanding at September 30, 2023 and 425,520,662 shares issued and outstanding at December 31, 2022, respectively.	43,755	42,553
Common stock payable 138,941 shares and 138,941 shares, respectively as of September 30, 2023 and December 31, 2022.	14	14
Additional paid-in capital	19,164,745	18,916,876
Accumulated deficit	(17,053,810)	(16,437,495)
Total stockholders’ equity	$2,155,129	$2,522,373

Total liabilities and stockholders’ equity	$5,031,375	$5,665,484

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

BROWNIES MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

THREE AND NINE MONTHS ENDED SEPTEMBER 30

(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
Revenues
Revenues	$2,027,592	$2,591,383	$5,321,577	$6,403,522
Revenues - related parties	254,414	217,421	671,194	781,489
Total Revenues	2,282,006	2,808,804	5,992,771	7,185,011

Cost of revenues
Cost of revenues	1,372,755	1,667,586	3,734,350	4,121,071
Cost of revenues - related parties	116,976	106,693	325,037	365,892
Royalties expense - related parties	23,569	22,961	49,264	53,574
Royalties expense	31,335	54,708	107,308	149,024
Total cost of revenues (exclusive of depreciation and amortization shown separately below)	1,544,635	1,851,948	4,215,959	4,689,561

Gross profit	737,371	956,856	1,776,812	2,495,450
Operating expenses
Selling, general and administrative	765,683	1,194,178	2,205,047	3,410,717
Depreciation and amortization	42,106	30,540	121,343	97,342
Research and development costs	7,355	4,778	10,778	13,070

Total operating expenses	815,144	1,229,496	2,337,168	3,521,129

Loss from operations	(77,773)	(272,640)	(560,356)	(1,025,679)

Other (income) expense, net

Interest expense	(20,776)	(11,549)	(55,959)	(31,265)

Income (Loss) income before provision for income taxes	(98,549)	(284,189)	(616,315)	(1,056,944)

Provision for income taxes	-	-	-	-

Net Income (Loss)	(98,549)	(284,189)	(616,315)	(1,056,944)

Loss on foreign currency contract	-	8,633	-	-

Comprehensive loss	$(98,549)	$(275,556)	$(616,315)	$(1,056,944)

Basic income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic weighted average common shares outstanding	437,196,851	411,816,671	433,169,015	407,202,475
Diluted income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted weighted average common shares outstanding	437,196,851	411,816,671	433,169,015	407,202,475

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER, 2023 AND 2022

(Unaudited)

	Preferred Stock		Common Stock		Common Stock Payable		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(DEFICIT)
December 31, 2022	425,000	$425	425,520,662	$42,553	138,941	$14	$18,916,876	$-	$(16,437,495)	$2,522,373
Shares issued for the purchase of units	-	-	11,428,570	1,143	-	-	198,857	-	-	200,000
Shares issued for accrued interest on convertible notes	-	-	198,204	20	-	-	8,316	-	-	8,336
Stock Option Expense	-	-	-	-	-	-	11,034	-	-	11,034
Net Loss	-	-	-	-	-	-	-	-	(327,922)	(327,922)
March 31, 2023 (unaudited)	425,000	$425	437,147,436	$43,716	138,941	$14	$19,135,083	$-	$(16,765,417)	2,413,821
Shares issued for accrued interest on convertible notes	-	-	198,205	20	-	-	8,306	-	-	8,326
Stock option expense	-	-	-	-	-	-	7,188	-	-	7,188
Net loss	-	-	-	-	-	-	-	-	(189,844)	(189,844)
June 30, 2023 (unaudited)	425,000	$425	437,345,641	$43,736	138,941	$14	$19,150,577	$-	$(16,955,261)	$2,239,491
Common stock Issued for Accrued Interest on Convertible Notes	-	-	198,205	19	-	-	6,983	-	-	6,983
Stock option expense							7,185			7,185
Net Income	-	-	-	-	-	-	-	-	(98,549)	(98,549)
September 30, 2023 (unaudited)	425,000	$425	437,543,846	$43,755	138,941	$14	$19,164,745	$-	$(17,053,810)	$2,155,129

	Preferred Stock		Common Stock		Common Stock Payable		Additional Paid-in	Accumulated Other Comprehensive Income	Accumulated	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	(DEFICIT)
December 31, 2021	425,000	$425	393,850,475	$39,386	138,941	$14	$17,132,434	$-	$(14,544,604)	$2,627,655
Shares issued for the exercise of warrants	-	-	10,600,000	1,060	-	-	263,940	-	-	265,000
Shares issued for service	-	-	1,206,318	120	-	-	35,380	-	-	35,500
Stock option expense	-	-	-	-	-	-	230,034	-	-	230,034
Net loss	-	-	-	-	-	-	-	-	(444,092)	(444,092)
Other comprehensive income	-	-	-	-	-	-	-	1,587	-	1,587
March 31, 2022 (unaudited)	425,000	$425	405,656,793	$40,566	138,941	$14	$17,661,788	$1,587	$(14,988,696)	$2,715,684
Shares issued for service	-	-	302,953	30	-	-	11,970	-	-	12,000
Shares issued for asset purchase	-	-	3,084,831	308	-	-	119,692	-	-	120,000
Shares issued for accrued interest on convertible notes	-	-	449,522	45	-	-	23,003	-	-	23,048
Shares issued for employee bonus	-	-	280,000	28	-	-	11,032	-	-	11,060
Stock option expense	-	-	-	-	-	-	290,707	-	-	290,707
Net loss									(328,663)	(328,663)
Other comprehensive income	-	-	-	-	-	-	-	(10,220)	-	(10,220)
June 30, 2022 (unaudited)	425,000	$425	409,774,099	$40,977	138,941	$14	$18,118,192	$(8,633)	$(15,317,359)	$2,833,616
Common Stock issued for the purchase of units	-	-	8,541,666	854			204,146			205,000
Stock Issued for Accrued Interest on Convertible Notes	-	-	136,527	14	-	-	6,986	-	-	7,000
Beneficial Conversion Feature	-	-	-	-	-	-	19,250	-	-	19,250
Stock option expense	-	-	-	-	-	-	315,152	-	-	315,152
Net Income	-	-	-	-	-	-	-	-	(284,189)	(284,189)
Other Comprehensive Loss	-	-	-	-	-	-	-	8,633	-	8,633
September 30, 2022 (unaudited)	425,000	$425	418,452,292	$41,845	138,941	$14	$18,663,726	$-	$(15,601,548)	$3,104,462

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2023	2022
Cash flows provided by operating activities:
Net loss	$(616,315)	$(1,056,944)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	121,343	97,342
Amortization of debt discount	7,786	2,767
Amortization of right-of-use asset	191,378	177,258
Shares issued for accrued interest in convertible notes	23,668	-
Common stock issued for services	-	47,500
Reserve for debt	-	2,978
Reserve for slow moving inventory	-	(82,446)
Reserve for Nomad recall	(93,161)	-
Stock based compensation - Options	25,404	835,893
Stock based compensation - stock grant	-	11,060
Changes in operating assets and liabilities
Change in accounts receivable, net	(128,197)	(48,579)
Change in accounts receivable - related parties	7,687	21,959
Change in inventory	375,814	(371,514)
Change in prepaid expenses and other current assets	(101,804)	(87,851)
Change in other assets	-	(5,900)
Change in accounts payable and accrued liabilities	(238,260)	140,713
Change in customer deposits and unearned revenue	177,455	(18,894)
Change in long term lease liability	(186,951)	(177,732)
Change in other liabilities	66,854	31,450
Change in accounts payable - related parties	(329)	(18,772)
Net cash used in operating activities	(367,628)	(499,712)

Cash flows acquired (used) in investing activities:
Cash used in asset acquisition	-	(30,000)
Purchase of fixed assets	(28,671)	(30,290)
Net cash used in investing activities	(28,671)	(60,290)

Cash flows from financing activities:
Proceeds from issuance of units	200,000	205,000
Proceeds from exercise of Warrants	-	265,000
Proceeds of debt - related party	50,000	66,793
Repayment of debt	(50,260)	(42,858)
Net cash acquired in financing activities	199,740	493,935

Net change in cash	(196,559)	(66,067)

Cash, beginning balance	484,427	643,143
Cash, end of period	$287,868	$577,076

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$32,289	$10,549

Supplemental disclosure of non-cash financing activities:
Operating lease obtained for operating lease liability	$-	$920,615
Common Stock issued for asset acquisition	$-	$120,000
Beneficial conversion feature on convertible note, related party	$-	$19,250
Common Stock issued for payment of convertible note interest	$23,667	$30,048
Fixed asset purchase through the issuance of debt	$63,689	$63,375

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS September 30, 2023

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

On February 13, 2022, the Company filed with the Florida Department of State, the articles of incorporation for a new wholly owned subsidiary, Live Blue, Inc. (“LBI”). LBI utilizes technology developed by BLU3 to provide new users and interested divers a guided tour experience. On May 2, 2022, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Gold Coast Scuba, LLC, a Florida limited liability company (“Gold Coast Scuba”), Steven M. Gagas and William Frenier, the sole members of Gold Coast Scuba (together, the “LLC Members”) and LBI. Pursuant to the terms of the Asset Purchase Agreement, LBI acquired substantially all of Gold Coast Scuba’s assets and assumed certain non-material liabilities of the business associated with these assets. In addition, LBI assumed the lease for the premises for Gold Coast Scuba as part of this asset acquisition.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The balance sheet as of December 31, 2022 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for a broader discussion of the Company’s business and the risks inherent in such business. The results of operations for the nine months ended September 30, 2023, and are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending December 31, 2023.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per EIN. At September 30, 2023 and December 31, 2022, the Company had no amount in excess of the FDIC insured limit.

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

In accordance with ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at September 30, 2023, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed significantly over time). As a result, management applied the applicable credit loss rates to determine the expected credit loss estimate for each aging category. Accordingly, the allowance for expected credit losses at September 30, 2023 totaled $28,558.

Inventory

Inventory consists of the following:

	September 30, 2023 (unaudited)	December 31, 2022

Raw materials	$1,052,975	$1,207,957
Work in process	60,006	80,727
Finished goods	1,045,156	1,302,995
Rental Equipment	55,893	55,893
Allowance reserve	(167,959)	(225,687)
Inventory, net	$2,046,071	$2,421,885

As of September 30, 2023 and December 31, 2022, the Company recorded allowances for obsolete or slow-moving inventory of $166,698 and $166,432, respectively.

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

A breakdown of the total revenue between related party and non-related party revenue is as follows:

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$2,027,592	$2,591,383	$5,321,577	$6,403,522
Revenues - related parties	254,414	217,421	671,194	781,489
Total Revenues	$2,282,006	$2,808,804	$5,992,771	$7,185,011

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

The breakdown of cost of sales to include cost of sales for related party and non-related party as well as the related party and non-related party royalty expense is as follows:

	Three months ended September 30		Nine months ended September 30
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cost of revenues	$1,372,755	$1,667,586	$3,734,350	$4,121,071
Cost of revenues - related parties	116,976	106,693	325,037	365,892
Royalties expense - related parties	23,569	22,961	49,264	53,574
Royalties expense	31,335	54,708	107,308	149,024
Total cost of revenues	$1,544,635	$1,851,948	$4,215,959	$4,689,561

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

The Company categorizes leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow the Company to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. The Company did not have any finance leases as of September 30, 2023. The Company’s leases generally have terms that range from three years for equipment and five to twenty years for property. The Company elected the accounting policy to include both the lease and non-lease components of its agreements as a single component and account for them as a lease.

Lease liabilities are recognized at the present value of the fixed lease payments using a discount rate based on similarly secured borrowings available to the Company. Lease assets are recognized based on the initial present value of the fixed lease payments, reduced by landlord incentives, plus any direct costs from executing the leases. Lease assets are tested for impairment in the same manner as long-lived assets used in operations. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the lease term.

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

For the three and nine months ended September 30, 2023, lease expenses were approximately $110,700 and approximately $327,900, respectively. For the three and nine months ended September 30, 2022, lease expenses were approximately $76,300 and approximately $205,000, respectively. Cash paid for operating liabilities for the three and nine months ended September 30, 2023 was approximately $84,000 and approximately $245,000, respectively. For the nine months ended September 30, 2022 cash paid for operating liabilities was approximately $204,500.

Supplemental balance sheet information related to leases was as follows:

Operating Leases	September 30, 2023
(unaudited)
Right-of-use assets	$941,714
Current lease liabilities	$287,555
Non-current lease liabilities	658,597
Total lease liabilities	$946,152

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

Derivatives

The accounting treatment of derivative financial instruments requires that the Company record certain warrants and embedded conversion options at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of entering into certain note agreements, for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy, by earliest issuance date, in accordance with ASC 815-40-35-12 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors, as long as the certain variable issuance terms in certain convertible instruments exist. As of September 30, 2023, the Company did not have any derivative liabilities.

Loss per share of common stock

Basic loss per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted loss per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. At September 30, 2023 and September 30, 2022, 149,612,199 and 249,177,870 shares, respectively, of potentially dilutive shares were not recognized as their inclusion would be anti-dilutive. These shares reflect shares potentially issuable under convertible notes, outstanding warrants, outstanding stock options and the conversion of preferred stock.

Recent accounting pronouncements

ASU 2016-13 Current Expected Credit Loss (ASC326)

In December 2021, the FASB issued an update to ASU No. 2016-13 the Current Expected Credit Losses (CECL) standard (ASC 326), which is designed to provide greater transparency and understanding of credit risk by incorporating estimated, forward-looking data when measuring lifetime Estimated Credit Losses (ECL) and requires enhanced financial statement disclosures. This guidance was adopted on January 1, 2023, with no effect to the financial statements.

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

Note 3. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. For the nine months ended September 30, 2023, the Company incurred a net loss of $616,315. At September 30, 2023, the Company had an accumulated deficit of $17,053,810. Despite a working capital surplus of approximately $724,961 at September 30, 2023, the continued losses and cash used in operations raise substantial doubt as to the Company’s ability to continue as a going concern for the twelve months after the date the financial statements were issued. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, control expenses, raise capital and sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. The consolidated financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

Note 4. Related Party Transactions

The Company sells products to Brownie’s Southport Divers, Brownie’s Yacht Toys and Brownie’s Palm Beach Divers, companies owned by the brother of Robert Carmichael, the Company’s Chief Executive Officer and Chief Financial Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers with similar sales volumes. These entities accounted for 9.9% and 12.1% of the net revenues for the three months ended September 30, 2023 and September 30, 2022, respectively, and 11.2% and 12.9% for the nine months ending September 30 2023 and 2022, respectively. Accounts receivable from these entities totaled $39,477 and $53,079, at September 30, 2023 and December 31, 2022, respectively.

The Company sells products to BGL and 940 A, entities wholly-owned by Robert Carmichael. Terms of sale are more favorable than those extended to the Company’s regular customers, but no more favorable than those extended to the Company’s strategic partners. Accounts receivable from these entities totaled $8,264 and $2,349 at September 30, 2023 and December 31, 2022, respectively.

The Company had accounts payable to related parties of $37,210 and $37,539 at September 30, 2023 and December 31, 2022, respectively. The balance payable at September 30, 2023 was comprised of $23,713 due to 940 A, $8,497 due to Robert Carmichael and $5,000 due to Blake Carmichael. At December 31, 2022, the balance payable was comprised of $29,559 due to 940 A, $2,980 due to BGL and $5,000 due to Robert Carmichael.

The Company has exclusive license agreements with 940 A to license the trademark “Brownie’s Third Lung”, “Tankfill”, “Brownie’s Public Safety” and various other related trademarks as listed in the agreements. The agreements provide that the Company pay 2.5% of gross revenues per quarter as a royalty to 940A. Total royalty expense for the three months ended September 30, 2023 and September 30, 2022 was $54,904 and $77,669, respectively. For the nine months ended September 30, 2023 and September 30, 2022 the royalty expense totaled $156,572 and $202,598, respectively. The accrued royalty for September 30, 2023 was $7,513 and is included in other liabilities.

On September 30, 2022, the Company issued a convertible demand 8% promissory note in the principal amount of $66,793 to Robert Carmichael for funds to meet the working capital needs of LBI. There is no amortization schedule for the note, and interest is payable in shares of common stock of the Company at a conversion price equal to the 90 day value weighted average price (“VWAP”) of the Company’s stock prior to the quarterly interest payment date. The note holder may demand payment or convert the outstanding principal at a conversion rate of $0.021 per share at any time. The conversion rate was calculated at a 35% discount to the 90 day VWAP of the Company’s stock as of the date of the note. The Company recorded $19,250 for the beneficial conversion feature. As this conversion rate is a fixed rate, the embedded conversion feature is not a derivative liability. There were payments totaling $3,047 made with products in kind during the nine months ended September 30, 2023. The outstanding balance on this note was $63,746 as of September 30, 2023.

On January 18, 2023 and February 18, 2023, the Company issued to Charles Hyatt, a Company director, an aggregate of 11,428,570 units, with each unit consisting of one share of common stock and a two-year common stock purchase warrant to purchase one share of common stock at an exercise price of $0.0175 per share in consideration of $200,000.

On September 14, 2023, the Company issued a convertible demand 8% promissory note in the principal amount of $50,000 to Robert Carmichael for funds to meet the working capital needs of BLU3. There is no amortization schedule for the note, and interest is payable in shares of common stock of the Company at a conversion price equal to the 90 day value weighted average price (“VWAP”) of the Company’s stock prior to the quarterly interest payment date. The note holder may demand payment or convert the outstanding principal at a conversion rate of $0.01351 per share at any time. The conversion rate was calculated at a 35% discount to the 90 day VWAP of the Company’s stock as of the date of the note. The Company recorded $-0- for the beneficial conversion feature. As this conversion rate is a fixed rate, the embedded conversion feature is not a derivative liability. The outstanding balance on this note was $50,000 as of September 30, 2023.

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

On September 30, 2023, the Company issued 61,677 shares of common stock to Robert Carmichael for payment of interest on the convertible demand note for the three months ending September 30, 2023. The fair value of these shares was $1,287.

Note 5. Convertible Promissory Notes and Loans Payable

Convertible Promissory Notes

Convertible promissory notes consisted of the following at September 30, 2023:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Original Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Reg.
9/03/21	9/03/24	8%	346,500	(12,355)	$346,500	$(4,010)	$342,490	-	(1)
9/03/21	9/03/24	8%	3,500	(125)	3,500	(42)	3,458	-	(2)
9/30/22	Demand	8%	66,793	(19,245)	63,746	(12,865)	50,881	-	(3)
9/14/23	Demand	8%	50,000	-	50,000	-	50,000	-	(4)
					$463,746	$(16,917)	$446,829	$-

A breakdown of current and long-term amounts due are as follows for the convertible promissory notes as of September 30, 2023:

	Summit Holdings V,	Tierra Vista Partners,	Robert Carmichael	Robert Carmichael
	LLC Note	LLC Note	Note	Note	Total
2023	$-	$-	$63,746	$50,000	$113,746
2024	346,500	3,500	-	-	350,000
Discount	(4,010)	(42)	(12,865)	-	(16,917)
Total Loan Payments	$342,490	$3,458	$50,881	$50,000	$446,829
Current Portion of Loan Payable	$(342,490)	$(3,458)	$(50,881)	$(50,000)	$(446,829)
Non-Current Portion of Loan Payable	$-	$-	$-	$-	$-

(1)	On September 3, 2021, the Company issued a three-year 8% convertible promissory note in the principal amount of $346,500 to Summit Holding V, LLC as part of the acquisition of SSI. The Company is required to make quarterly payments under the note in an amount equal to 50% of the adjusted net profit of SSI. Interest is payable quarterly in shares of common stock of the Company at a conversion price of $0.051272 per share. The note holder may convert outstanding principal and interest into shares of common stock at a conversion price of $0.051272 per share at any time during the term of the note. The Company recorded $12,355 for the beneficial conversion feature. This note is classified as a current liability for this period.

Payment Amortization
2023 (9 months)	$-
2024	346,500
Total Note Payments	$346,500
Current portion of note payable	(346,500)
Non-Current Portion of Notes Payable	$-

(2)	On September 3, 2021, the Company issued a three-year 8% promissory note in the principal amount of $3,500 to Tierra Vista Partners, LLC as part of the acquisition of SSI. The Company is required to make quarterly payments under the note in an amount equal to 50% of the adjusted net profit of SSI. Interest is payable quarterly in common stock of the Company at a conversion price of $0.051272 per share. The note holder may convert outstanding principal and interest into shares of common stock at a conversion price of $0.051272 at any time up to the maturity date of the note. The Company recorded $125 for the beneficial conversion feature. This note is classified as a current liability for this period.

Payment Amortization
2023 (9 months)	$-
2024	3,500
Total Note Payments	$3,500
Current portion of note payable	(3,500)
Non-Current Portion of Notes Payable	$-

(3)	On September 30, 2022, the Company issued a convertible demand 8% promissory note in the principal amount of $66,793 to Robert Carmichael for funds to meet the working capital needs of LBI. There is no amortization schedule for the note and interest is payable in shares of common stock of the Company at a conversion price equal to the 90 day VWAP of the Company’s stock prior to the quarterly interest payment date. This note is classified as a current liability as the note holder may demand payment or convert the outstanding principal at a conversion rate of $0.021 per share at any time. The Company recorded $19,250 for the beneficial conversion feature.

(4)	On September 14, 2023, the Company issued a convertible demand 8% promissory note in the principal amount of $50,000 to Robert Carmichael for funds to meet the working capital needs of LBI. There is no amortization schedule for the note and interest is payable in shares of common stock of the Company at a conversion price equal to the 90 day VWAP of the Company’s stock prior to the quarterly interest payment date. This note is classified as a current liability as the note holder may demand payment or convert the outstanding principal at a conversion rate of $0.01351 per share at any time. The Company recorded $-0- for the beneficial conversion feature.

(5)

Loans Payable

	Mercedes	Navitas	NFS	Navitas 2022
	BMG (1)	BLU3 (2)	SSI (3)	BLU3 (4)	Total
2023 (9 months)	$2,792	$3,365	$8,379	$4,738	$19,274
2024	11,168	16,629	26,279	21,228	75,304
2025	8,686	18,024	12,328	23,610	62,648
2026	-	6,007	-	-	6,007
Total Loan Payments	$22,646	$44,025	$46,986	$49,576	$163,233
Current Portion of Loan Payable	$(10,626)	$(16,297)	$(25,193)	$(20,671)	$(72,787)
Non-Current Portion of Loan Payable	$12,020	$27,728	$21,793	$28,905	$90,446

(1)	On August 21, 2020, the Company executed an installment sales contract with Mercedes Benz Coconut Creek for the purchase of a 2019 Mercedes Benz Sprinter delivery van. The installment agreement is for $55,841 with a zero interest rate payable over 60 months with a monthly payment of $931 and is personally guaranteed by Mr. Carmichael. The loan balance as of September 30, 2023 was $22,646 and $31,023 as of December 31, 2022.

(2)	On May 19, 2021, BLU3 executed an equipment finance agreement with Navitas Credit Corp. (“Navitas”) to finance the purchase of certain plastic molding equipment. The amount financed is $75,764 payable over 60 equal monthly installments of $1,611 (the “Navitas 1”). The equipment finance agreement contains customary events of default. The loan balance as of September 30, 2023 was $44,025 and $54,930 as of December 31, 2022.

(3)	On June 29, 2022, SSI executed an equipment financing agreement with NFS Leasing (“NFS Leasing”) to secure replacement production molds. The total purchase price of the molds was $84,500 of which $63,375 was financed by NFS Leasing on August 15, 2022. The financing agreement has a 33 month term beginning in August 2022 with a monthly payment of $2,571. The financing agreement contains customary events of default, is guaranteed by the Company and NFS Leasing has a lien on all of the assets of SSI. The loan balance as of September 30, 2023 and December 31, 2022 was $46,986 and $60,804, respectively.

(4)	On December 12, 2022, BLU3 executed an equipment finance agreement to finance the purchase of certain plastic molding equipment through Navitas Credit Corp. (“Navitas”). The amount financed is $63,689 payable over 36 equal monthly installments of $2,083 (“Navitas 2”). The equipment finance agreement contains customary events of default. The loan balance as of September 30, 2023 was $49,576 and $63,689 as of December 31, 2022.

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

While the agreement was structured as an asset purchase agreement, we also assumed the operations of Gulf Coast Scuba resulting in the recognition of a business combination. During 2022, we recognized revenue of $212,876 and net loss of $75,579 associated with this business. The business combination was not material for the purpose of disclosing pro forma financial information. In connection with this transaction, we recognized the following assets and liabilities:

Fair Value
Rental Inventory	$48,602
Fixed Assets	50,579
Retail Inventory	60,819
Right of use asset	29,916
Lease liability	(29,916)
Net Assets Acquired	$160,000

Note 7. Goodwill and Intangible Assets, Net

The following table sets for the changes in the carrying amount of the Company’s Goodwill for the nine months ended September 30, 2023.

2023
Balance, January 1	$249,986
Addition:	-
Balance, September 30	$249,986

The Company performed an evaluation of the value of goodwill at December 31, 2022. Based upon this evaluation it was determined that there should be no adjustment to goodwill. There has been nothing noted during the nine months ended September 30, 2023 that would indicate that the value of goodwill should change through that date.

The following table sets for the components of the Company’s intangible assets at September 30, 2023:

	Amortization Period (Years)	Cost	Accumulated Amortization	Net Book Value

Intangible Assets Subject to amortization
Trademarks	15	$121,000	$(16,761)	$104,239
Customer Relationships	10	600,000	(125,000)	475,000
Non-Compete Agreements	5	22,000	(9,167)	12,833
Total		$743,000	$(150,928)	$592,072

The aggregate amortization remaining on the intangible assets as of September 30, 2023 is a follows:

Intangible Amortization
2023 (3 months remaining)	18,162
2024	72,466
2025	72,467
2026	71,367
2027	68,066
Thereafter	289,544
Total	$592,072

Amortization expense for amortizable intangible assets for both the three months ended September 30, 2023 and 2022 was 18,117, respectively. Amortization expense for both the nine months ended September 30, 2023 and 2022 was 54,350, respectively.

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

On September 30, 2023, the Company issued 61,205 shares of common stock to Robert Carmichael for payment of interest on the convertible demand note for the three months ending September 30, 2023. The fair value of these shares was $1,326.

On September 30, 2023, the Company issued an aggregate of 137,000 shares of common stock to the holders of convertible notes for payment of interest for the three months ending September 30, 2023. The fair value of these shares was $7,000.

Preferred Stock

During the second quarter of 2010, the holders of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of blank check preferred stock. The blank check preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by the Board of Directors of the Company from time to time in accordance with the provisions of the Florida Business Corporation Act. In April 2011, the Board of Directors designated 425,000 shares as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into a share of the Company’s common stock at any time at the option of the holder at a conversion price of $18.23 per share. Holders of shares of Series A Convertible Preferred Stock are entitled to 250 votes for each share held. The Company’s common stock and Series A Convertible Preferred Stock vote together on any matters submitted to our shareholders. As of September 30, 2023, and December 31, 2022, the 425,000 shares of Series A Convertible Preferred Stock are owned by Robert Carmichael.

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

Equity Compensation Plan Information as of September 30, 2023:

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

Options

The Company has issued options to purchase approximately 105,971,520 shares of its common stock at an average exercise price of $0.0262 with a fair value of approximately $37,000. For the three and nine months ended September 30, 2023, the Company issued no options to purchase shares.

For the three months ended September 30, 2023 and 2022, the Company recognized an expense of approximately $7,200 and $315,000, respectively and for the nine months ended September 30, 2023 and 2022, the Company recognized an expense of approximately $25,000 and $847,000, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a Black-Scholes option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of September 30, 2023, the Company had approximately $1,504,700 of unrecognized pre-tax non-cash compensation expense related to performance based options to purchase shares, which the Company expects to recognize, based on a weighted-average period of 2.7 years. The Company uses straight-line amortization of compensation expense over the requisite service period for time-based options. For performance-based options the Company evaluates the likelihood of a vesting qualification being met, and will establish the expense based on that evaluation. The maximum contractual term of the Company’s stock options is 5 years. The Company recognizes forfeitures and expirations as they occur. Options to purchase approximately 57,877,500 shares have vested as of September 30, 2023.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the Black-Scholes option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Nine Months ended September 30,
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

A summary of the status of the Company’s outstanding stock options as of September 30, 2023 and December 31, 2022 and changes during the periods ending on such dates is as follows:

	Number of	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Options	Price	Life in Years	Value
Outstanding at December 31, 2021	233,128,266	$0.0362	2.23
Granted	5,710,901	0.0281
Forfeited	(400,000)	0.0354
Exercised	-	-
Cancelled		-
Outstanding – December 31, 2022	238,439,167	$0.0360	1.43
Exercisable – December 31, 2022	111,558,754	$0.0321	1.33	$68,994

Granted	-	-
Forfeited	(129,148,529)	0.0443
Exercised	-	-
Cancelled	-	-
Outstanding – September 30, 2023	109,290,638	$0.0262	1.99
Exercisable – September 30, 2023	57,877,504	$0.0217	1.54	$36,983

The following table summarizes information about employee stock options outstanding at September 30, 2023.

Range of Exercise Price	Number outstanding at September 30, 2023	Weighted average remaining life	Weighted average exercise price	Number exercisable at September 30, 2023	Weighted average exercise price	Weighted average remaining life
$0.0180 - $0.0225	70,730,020	1.47	$0.0182	45,730,020	$0.0181	1.12
$0.0229 - $0.0325	5,018,254	3.79	$0.0267	4,993,254	$0.0267	3.79
$0.0360 - $0.0425	25,457,364	2.82	$0.0398	6,179,230	$0.0395	2.76
$0.0440 - $0.0531	8,085,000	2.81	$0.0529	975,000	$0.0520	1.96
Outstanding options	109,290,638	1.99	0.0262	57,877,504	0.0217	1.54

At September 30, 2023, there was approximately $1,504,755 of unrecognized stock option expense which may be recognized only if the full vesting requirements for these options are met.

At September 30, 2023, there was approximately $44,992 of total unrecognized stock option expense which is expected to be recognized on a straight-line basis over a weighted-average period of 0.95 years.

Warrants

On January 18, 2023 and February 18, 2023, the Company issued to Charles Hyatt, an aggregate of 11,428,570 units, with each unit consisting of one share of common stock and a two-year common stock purchase warrant to purchase one share of common stock at an exercise price of $0.0175 per share in consideration of $200,000.

A summary of the Company’s warrants as of December 31, 2022 and changes during the nine months ended September 30, 2023 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value

Outstanding – December 31, 2022	18,255,951	$0.0245	1.55	$12,000
Granted	11,428,570	$0.0175
Exercised
Forfeited or Expired	4,000,000-
Outstanding – September 30, 2023	25,684,521	$0.0247	1.18
Exercisable – September 30, 2023	25,684,521	$0.0247	1.18	$24,000

Note 9. Commitments and contingencies

Royalty Agreement

On June 30, 2020, the Company entered into Amendment No. 2 to its Patent License Agreement with Setaysha Technical Solutions, LLC (“STS”). The Amendment, among other things, provides that STS provide 30 hours per week of commercialization support for its NextGen licensed products without charge. In consideration therefor, the Company agreed to an increased minimum yearly royalty payment of $60,000 for years 2022, 2023 and 2024, with a yearly fourth quarter true up against earned royalties. In addition, if the Company terminates the Agreement with STS prior to December 31, 2023, the Company is obligated to pay STS $180,000, less cumulative royalties paid in excess of $334,961 for the years 2019 through 2024. Royalty recorded under the Amendment was $31,335 and $54,708 for the three months ended September 30, 2023 and 2022, respectively and $107,308 and $149,024 for the nine months ended September 30, 2023 and 2022, respectively.

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

On August 1, 2021, the Company and Blake Carmichael entered into a three-year employment agreement (the “Blake Carmichael Employment Agreement”) pursuant to which Mr. Carmichael served as Chief Executive Officer of BLU3. In consideration for his services, Blake Carmichael received (i) an annual base salary of $120,000, payable in accordance with the customary payroll practices of the Company, (ii) a cash bonus equal to 5% of the net income of BLU3, payable quarterly, beginning with the first full calendar quarter after the execution of the agreement, and (iii) upon execution of the Carmichael Employment Agreement, a non-qualified five-year stock option to purchase 3,759,400 shares at $0.0399, 33.3% of which shares vest immediately, 33.3% vest on the second anniversary, and 33.3% vest on the third anniversary of the agreement. In addition, Blake Carmichael shall be entitled to receive a five-year stock option to purchase up to 18,000,000 shares of common stock at an exercise price of $0.0399 per share that will vest upon annual financial metrics based upon a revenue measurement, expediency measurement and an EBITDA measurement. A measurement was made for the three and nine months ended September 30, 2023 resulting in no additional expense since the vesting criteria were not met.

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

In addition, Mrs. Buban shall be entitled to receive a five-year stock option to purchase up to 7,110,000 shares of common stock of the Company at an exercise price of $0.0531 per share, which vests upon the attainment of certain defined annual financial metrics, as set forth in the Buban Employment Agreement. A measurement was made for the three and nine months ended September 30, 2023 and no expense was recorded based upon the vesting criteria not being met.

On January 17, 2022, the Company entered into an agreement with The Crone Law Group, PC (“CLG”) for the provision of legal services. In consideration therefore, the Company will pay CLG a monthly flat fee of $3,000 for SEC reporting work and its normal hourly rate for other legal work and issued 1,000,000 shares of common stock with a fair market value of $27,500 to CLG.

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

On September 30, 2022, SSI entered into a sublease of its facility in Huntington Beach, California with Camburg Engineering, Inc. (“Tenant”) commencing October 1, 2022, The term of the sublease is through December 31, 2023, with a base monthly rent of $2,247 for the first twelve months with a 3% annual escalation thereafter. The Tenant also pays a monthly common area maintenance of $112. The Tenant provided a security deposit of $2,426 upon entering into the sublease.

On December 22, 2022, the U.S. Consumer Products Safety Commission (the “CPSC”) issued a voluntary recall notice for the Nomad tankless dive system, which is distributed by BLU3, Inc. As part of the recall procedure, the CPSC has approved the Company’s proposed remedy for the recall and BLU3 will begin to receive units back from consumers to repair affected Nomad units. The Company has evaluated the costs of this recall and has deemed it necessary to set an allowance of $160,500 for such costs. During the three and nine months ended September 30, 2023 the Company repaired and returned 133 and 653 units, respectively, to customers resulting in a reduction of the reserve of $-0- and $93,161 for the three and nine months ended September 30, 2023, respectively.

Note 10. Segment Reporting

The Company has five operating segments as described below:

1.	SSA Products, which sells recreational multi-diver surface supplied air diving systems.

2.	High Pressure Gas Systems, which sells high pressure air and industrial gas compressor packages.

3.	Ultra-Portable Tankless Dive Systems, which sells next generation electric surface supply air diving systems and electric shallow dive systems that are battery operated and completely portable to the user.

4.	Redundant Air Tank Systems, which manufactures and distributes a line of high pressure tanks and redundant air systems for the military and recreational diving industries.

5.	Guided Tour and Retail, which provides guided tours using the BLU3 technology, and also operates as a retail store for the diving community.

					Three Months Ended September 30 (unaudited)
	Legacy SSA Products		High Pressure Gas Systems		Ultra Portable Tankless Dive Systems		Redundant Air Tank Systems		Guided Tour Retail		Total Company
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Net Revenues	$942,411	$913,785	$76,093	$350,839	$476,963	$980,169	$667,191	$471,051	$119,348	$92,959	$2,282,006	$2,808,804
Cost of Revenue	(715,309)	(578,234)	(77,147)	(254,649)	(324,799)	(587,997)	(352,444)	(321,984)	(74,941)	(109,083)	(1,544,635)	(1,851,948)
Depreciation/Amortization	2,792	4,370	-	-	7,885	4,479	28,928	19,054	2,501	2,637	42,106	30,540
Gross Profit	227,105	335,551	(1,054)	96,190	152,164	392,172	314,747	149,067	44,407	(16,124)	737,371	956,856
Income (loss) from Operations	$104,433	$(154,667)	$(89,959)	$6,904	$(176,477)	$14,699	$92,948	$(91,169)	$(7,932)	$(48,408)	(77,773)	(272,640)

					Nine Months ended September 30 (unaudited)
	Legacy SSA Products		High Pressure Gas Systems		Ultra Portable Tankless Dive Systems		Redundant Air Tank Systems		Guided Tour Retail		Total Company
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Net Revenues	$2,005,718	$2,291,916	$651,579	$897,849	$1,540,298	$2,659,027	$1,539,675	$1,192,986	$255,501	$143,233	$5,992,771	$7,185,011
Cost of Revenue	(1,612,265)	(1,598,618)	(441,587)	(555,688)	(1,045,784)	(1,574,982)	(953,752)	(837,054)	(162,571)	(123,219)	(4,215,959)	(4,689,561)
Depreciation/Amortization	11,365	13,109	-	-	15,534	13,435	87,021	68,161	7,423	2,637	121,343	97,342
Gross Profit	393,453	693,298	209,992	342,161	494,514	1,084,045	585,923	355,932	92,930	20,014	1,776,812	2,495,450
Income (loss) from operations	$(44,897)	$(859,224)	$(81,643)	$89,068	$(371,095)	48,922	$(10,960)	$(259,274)	$(51,761)	$(45,171)	(560,356)	$(1,025,679)
Total Assets	$1,293,941	$1,511,872	$311,831	$383,827	$624,592	$1,193,570	$2,465,100	$2,739,757	$194,286	$249,898	$5,031,375	$6,078,924

Note 11. Subsequent Events

On November 14, 2023, the Company borrowed funds through the issuance of a promissory note (the Note) in the principal amount of $150,000 to Charles Hyatt, a Company director, for working capital requirements and payment of certain expenses in connection with the Company’s business combinations. The maturity date of the Note is May 7, 2024 (the “Maturity Date”). The Note bears interest at a rate of 9.9% per annum, and a default interest of 18% per annum. Interest payments shall be due and payable on a monthly basis. The Company may prepay the Note in whole or in part, at any time without premium or penalty.

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

Results of Operations

Net Revenues, Costs of Net Revenues and Gross Profit

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Net revenues decreased 18.8% for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 as a result of a decrease in revenues in LWA and BLU3. Net revenue for BLU3 decreased 51.3% as a direct result of the recall of the NOMAD dive system during the fourth quarter of 2022 and the loss of sales momentum as well as a soft demand in many areas of BLU3’s market. The decrease in LWA’s revenue can be attributed to manufacturing delays in production. The decrease in LWA and BLU3’s revenues was partially offset by increased revenues in LBI, BTL and SSI. SSI’s increase can be attributed to the continued momentum of the Company’s newest product, HEED3 as well as increased demand from international users of their Spare Air product line.

For the three months ended September 30, 2023, cost of net revenues was 67.7% as compared with the cost of net revenues of 65.9% for the three months ended September 30, 2022. The cost increase as a percentage of revenue, can be directly attributed to the cost of direct labor, which accounted for a larger portion of costs and significantly impacted the profit margin. Included in cost of net revenues are royalty expenses paid to Robert Carmichael which decreased 2.6% for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Gross profit margin was 32.3% for the three months ended September 30, 2023 as compared to gross profit margin of 34.1% for the three months ended September 30, 2022. The reduction in gross margin, is directly attributable to BTL’s margin of 27.3% and LWA’s margin of (6.4)%.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Net revenues decreased 16.6% for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 as a result of a decrease in revenues in BTL, LWA and BLU3. Net revenues for BLU3 decreased 42.1% as a direct result of the recall of the NOMAD dive system during the fourth quarter of 2022 and the slow ramp in production while repairing recalled units as well as the loss of sales momentum due to the recall. Both BLU3 and BTL’s sales showed weakness due to soft demand at the distribution levels as we believe their customer base was in a conservative posture over concerns for the US and world economy. BTL’s revenue decreased 12.5% for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. LWA’s revenue decreased 27.4% for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The decrease in LWA’s revenues can be attributed to delays in production by our manufacturer which has impacted LWA’s ability to deliver certain lines of product. The decrease in revenues in BLU3, LWA and BTL was partially offset by increased revenue in LBI and SSI attributable to the continued momentum of the Company’s newest product, HEED3 as well as increased demand from international users of their Spare Air product line.

For the nine months ended September 30, 2023, cost of net revenues was 70.4% as compared with the cost of net revenues of 65.3% for the nine months ended September 30, 2022. The cost increase as a percentage of revenue, can be directly attributed to the cost of direct labor, which accounted for a larger portion of costs and significantly impacted the profit margin. Included in cost of net revenues are royalty expenses paid to Robert Carmichael which decreased 8.0% for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Gross profit margin was 29.6% for the nine months ended September 30, 2023 as compared to gross profit margin of 34.7% for the nine months ended September 30, 2022. The reduction in gross margin is directly attributable to reduced margins across all companies primarily attributed to reduced sales volume thereby increasing the weight of manufacturing labor negatively impacting gross margin.

The following tables provides net revenues, total costs of net revenues and gross profit margins for our segments for the periods presented.

Revenues

	Three Months Ended			Nine Months Ended
	September 30,		% of	September 30,		% of
	2023	2022	Change	2022	2021	Change
	(unaudited)			(unaudited)
Legacy SSA Products	$942,411	$913,785	3.1%	$2,005,718	$2,291,916	(12.5)%
High Pressure Gas Systems	76,093	350,839	(78.3)%	651,579	897,849	(27.4)%
Ultra-Portable Tankless Dive Systems	476,963	980,169	(51.3)%	1,540,298	2,659,027	(42.1)%
Redundant Air Tank Systems	667,191	471,051	41.6%	1,539,675	1,192,986	29.1%
Guided Tour Retail	119,348	92,959	28.4%	255,501	143,233	78.4%
Total net revenues	$2,282,006	$2,808,803	(18.8)%	$5,992,771	$7,185,011	(16.6)%

Cost of revenues as a percentage of net revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Legacy SSA Products	75.9%	63.3%	80.4%	69.8%
High Pressure Gas Systems	101.4%	72.6%	67.8%	61.9%
Ultra-Portable Tankless Dive Systems	68.1%	60.0%	67.9%	59.2%
Redundant Air Tank Systems	52.8%	68.4%	61.9%	70.2%
Guided Tour Rental	62.8%	117.3%	63.6%	86.0%

Gross profit (loss) margins

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(unaudited)		(unaudited)
Legacy SSA Products	24.1%	36.7%	19.6%	30.2%
High Pressure Gas Systems	(1.4)%	27.4%	32.2%	38.1%
Ultra-Portable Tankless Dive Systems	31.9%	40.0%	32.1%	40.8%
Redundant Air Tank Systems	47.2%	31.6%	38.1%	29.8%
Guided Tour Rental	37.2%	(17.3)%	36.4%	14.0%

SSA Products

Revenues decreased 12.5% for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The decrease in revenue can be attributed to both the dealer and direct to consumer revenue channels decreasing 20.2% and 4.2% for the nine months ended September 30, 2023 and September 30, 2022, respectively. This decrease may likely be attributable to economic concerns that were lingering from late 2022. Our dealers have indicated that they were taking a conservative approach in the offseason to conserve cash for the season. BTL was able to stimulate some demand during the nine months ended September 30, 2023 with a discounting program. Affiliate sales, while the smallest segment of revenue increased 40.8% for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

The costs of revenues as a percentage of net revenues in this segment increased from 69.8% to 80.4% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due to a decrease in margins in the Direct to Consumer and Dealer revenue channels, as a result of the discounting to stimulate revenue.

A breakdown of the revenue channels for this segment are below. Direct to Consumer represents items sold via our website, trade shows and walk-ins to our factory store. Dealer revenue represents sales to customers under dealer agreements which typically have lower margins. Affiliates are resellers of our products with which we do not have formal dealer arrangements.

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin
	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	% change	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Dealers	$515,868	$514,566	0.3%	75.2%	70.3%	24.8%	29.7%
Direct to Consumer (website included)	404,636	375,680	7.2%	81.7%	55.3%	18.3%	44.7%
Affiliates	21,907	23,539	(6.9)%	48.9%	36.5%	51.1%	63.5%
Total	$942,411	$913,785	3.1%	64.1%	63.3%	35.9%	36.7%

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin
	Nine months ended September 30,	Nine months ended September 30,	%	Nine months ended September 30,	Nine months ended September 30,	Nine months ended September 30,	Nine months ended September 30,
	2023	2022	change	2023	2022	2023	2022
Dealers	$1,103,526	$1,383,321	(20.2)%	88.1%	74.8%	11.9%	25.2%
Direct to Consumer (website included)	801,693	837,214	(4.2)%	72.2%	59.4%	27.8%	40.6%
Affiliates	100,499	71,381	40.8%	67.0%	92.3%	33.0)%	7.7%
Total	$2,005,718	$2,291,916	(12.5)%	78.9%	69.8%	21.1%	30.2%

High Pressure Gas Systems

Sales of high-pressure breathing air compressors decreased 27.4% for the nine months ended September 30, 2023 from the nine months ended September 30, 2022, with the three months ended September 30, 2023 decreaseing 78.3% from the three months ended September 30, 2022. The decrease in revenues can be directly attributed to delays in the manufacturing from our supply chain.

Costs of revenues as a percentage of net revenues in this segment increased to 63.3% for the nine months ended September 30, 2023 from 61.9% for the nine months ended September 30, 2022. This increase in cost as a percentage of revenue can be attributed to volume discounting for the large reseller in Mexico, which caused reseller cost of sales for the three months ended September 30, 2023 to decreased to 70.5% as compared to 72.5% for the three months ended September 30, 2022.

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin
	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	% change	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Resellers	$8,579	$316,914	(97.3)%	72.0%	76.1%	28.0%	23.9%
Direct to Consumers	85,657	20,903	309.8%	64.0%	28.1%	36.0%	71.9%
Original Equipment Manufacturers	(18,143)	12,022	(250.9)%	68.4%	57.4%	31.6%	42.6%
Total	$76,093	$349,839	(78.3)%	70.5%	72.6%	29.5%	27.4%

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin
	Nine months ended September 30,	Nine months ended September 30,	%	Nine months ended September 30,	Nine months ended September 30,	Nine months ended September 30,	Nine months ended September 30,
	2023	2022	change	2023	2022	2023	2022
Resellers	$372,760	$556,454	(33.0)%	69.3%	65.6%	30.7%	34.4%
Direct to Consumers	196,516	216,148	(9.1)%	40.5%	55.3%	59.5%	44.7%
Original Equipment Manufacturers	82,303	125,247	(10.5)%	66.8%	57.0%	33.2%	43.0%
Total	$651,579	$897,849	(27.4)%	63.3%	61.9%	36.7%	38.1%

Ultra Portable Tankless Dive Systems

Revenue for the nine months ended September 30, 2023 in the Ultra Portable Tankless Dive System segment decreased 42.1% as compared to the nine months ended September 30, 2022 as a result of the loss of sales momentum from the recall of the NOMAD dive system in the fourth quarter of 2022. Revenue was down across all channels with the largest lost to the dealer channel with a drop of 64.6% for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Cost of revenues from this segment as a percentage of net revenues for the nine months ended September 30, 2023 increased to 67.8% from 59.2% for the nine months ended September 30, 2022. The increase in cost of revenue as compared to revenue was impacted by increased direct labor costs in connection with the recalled product. In addition, BLU3 discounted its selling price in order to stimulate demand in all of its diving systems during the nine months ended September 30, 2023.

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin
	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	% change	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Direct to Consumer	$140,153	$366,178	(61.7)%	74.2%	67.3%	25.8%	32.7%
Dealers	49,857	410,513	(87.9)%	53.6%	44.6%	46.4%	55.4%
Amazon	286,953	203,478	41.0%	55.9%	78.0%	44.1%	22.0%
Total	$476,963	$980,169	(51.3)%	64.2%	60.0%	35.8%	40.0%

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin as a % of Net Revenue
	Nine months ended September 30, 2023	Nine months ended September 30, 2022	% change	Nine months ended September 30, 2023	Nine months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Direct to Consumer	$770,727	$906,133	(14.9)%	71.2%	57.6%	28.8%	42.4%
Dealers	304,109	859,633	(64.6)%	76.0%	54.1%	24.0%	45.9%
Amazon	465,462	893,261	(47.9)%	56.4%	65.8%	43.6%	34.2%
Total	$1,540,298	$2,659,027	(42.1)%	67.8%	59.2%	32.2%	40.8%

Redundant Air Tank Systems

Revenue in the Redundant Air Tank Systems System segment increased 29.1% for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This increase can be attributed to increases in the Commercial, Government and Repairs sales channels increasing 203.4%, 81.8% and 93.3%, respectively, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. These channels are drivers of sales volume for the new HEED3 product line and have also seen increased quantity orders from the scuba related dealer base on the Spare Air product. These increases were offset by a decrease in the direct to consumer channel of 31.4% for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

The margins for the nine months ended September30, 2023 increased to 38.1% as compared to 29.8% for the nine months ended September 30, 2022 as the margins across all channels improved. This improvement can be attributed to the increased revenue from the HEED3 product which provides higher margins than SSI’s traditional product Spare Air, as well as a price increase implemented for 2023.

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

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	% change	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Commercial	$390,681	$73,691	430.2%	47.1%	45.8%	55.8%	54.2%
Dealers	206,482	329,739	(37.4)%	69.6%	69.1%	36.5%	30.9%
Government	32,205	14,017	129.8%	29.9%	76.5%	64.3%	23.5%
Repairs	5,316	2,620	50.7%	257.4%	569.6%	(139.2)%	(469.6)%
Direct to Consumers (Website)	32,507	50,984	(36.2)%	36.0%	68.0%	64.0%	32.0%
Total	$667,191	$471,051	41.6%	54.3%	68.4%	45.7%	31.6%

	Revenue			Cost of Revenue as a % of Revenue		Margin
	Nine months ended September 30,	Nine months ended September 30,	%	Nine months ended September 30,	Nine months ended September 30,	Nine months ended September 30,	Nine months ended September 30,
	2023	2022	change	2023	2022	2023	2022
Commercial	$536,566	$176,847	203.4%	47.0%	44.5%	53.0%	55.5%
Dealers	747,534	792,081	(5.6)%	68.6%	74.3%	31.4%	25.7%
Government	121,282	66,729	81.8%	29.5%	45.1%	70.5%	54.9%
Repairs	41,510	21,478	93.3%	267.3%	276.8%	(167.3)%	(176.8)%
Direct to Consumers (Website)	93,156	135,851	(31.4)%	45.9%	59.2%	54.1%	40.8%
Total	$1,540,048	$1,192,986	29.1%	61.9%	70.2%	38.1%	29.8%

Guided Tours and Retail

The guided tour and retail segment is a new segment and is derived from LBI. Revenue in this segment currently primarily includes retail sales, and tours and lessons. Retail sales represent the sales of product at the retail facility, while tours and lessons represent revenue derived from diving excursions and lessons.

Revenue for this segment for the nine months ended September 30, 2023 increased 78.4% as compared to the nine months ended September 30, 2022. This increase is attributable to the inclusion of two months’ revenue included in the nine months ending September 30, 2023, as the GCS acquisition was completed in May 2022. For the three months ended September 30, 2023 revenue increased 28.4% as compared to the three months ended September 30, 2022, primarily from the service segment which includes lessons and charters.

The increasing margin for the three and nine months ended September 30, 2023 to 21.5% and 35.6%, respectively, is attributable to the normalization of the retail product costing in the GCS inventory to reflect a more accurate cost of goods.

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin
	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	% change	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Retail Sales	$53,099	55,693	(4.7)%	83.2%	119.4%	16.8%	(19.4)%
Tours and Lessons	66,249	37,267	77.8%	74.7%	114.3%	25.3%	(14.3)%
Total	$119,348	92,960	28.4%	78.5%	117.3%	21.5%	(17.3)%

	Net Revenue			Cost of Sales as a % of Net Revenue		Margin as a % of Net Revenue
	Nine months ended September 30,	Nine months ended September 30,	%	Nine months ended September 30,	Nine months ended September 30,	Nine months ended September 30,	Nine months ended September 30,
	2023	2022	change	2023	2022	2023	2022
Retail Sales	$132,982	90,241	47.4%	65.3%	77.1%	34.7%	22.9%
Tours and Lessons	122,519	52,992	193.5%	61.8%	101.3%	38.2%	(1.3)%
Total	$255,501	143,233	78.4%	64.4%	86.0%	35.6%	14.0%

Operating Expenses

Operating expenses consist of selling, general and administrative (“SG&A”) expenses and research and development costs and are reported on a consolidated basis for our operating segments. Operating expenses decreased 31.9% and 32.9%, respectively, for the three and nine months ended September 30, 2023 as compared to the same periods in the prior year.

Selling, General & Administrative Expenses (SG&A Expenses)

SG&A decreased by 34.0% for the three months ended September 30, 2023 and 33.7% for the nine months ended September 30, 2023 when compared to the same periods in the prior year. SG&A expenses were comprised of the following:

Expense Item	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	% Change	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	% Change
Payroll, Selling & Administrative	$459,444	$536,383	(14.3)%	$1,336,543	$1,476,868	(9.5)%
Stock Compensation Expense	7,185	315,152	(97.7)%	25,404	894,453	(97.2)%
Professional Fees	20,568	72,144	(71.5)%	120,427	297,175	(59.5)%
Advertising	129,970	125,456	3.6%	330,989	383,029	(13.6)%
All Other	190,622	175,583	8.6%	513,027	456,534	12.4%
Total SG&A	$807,789	$1,224,718	(34.0)%	$2,326,390	$3,508,059	(33.7)%

Payroll for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 decreased 14.3% and 9.5%, respectively. The decrease reflects reductions in production personnel in BLU3, as well as a reallocation of SSI direct labor from payroll expense to cost of sales for the nine months ended September 30, 2023.

Non-Cash Stock Compensation expenses decreased by 97.7% and 97.2%, for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022, as a result of vesting milestones not being met due to the reduction in revenue for the three months and nine months ended September 30, 2023.

Professional fees, including legal, accounting and other professional fees decreased 71.5% and 59.5%, respectively, for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022. The decrease for the nine months ended September 30, 2023 can be attributed to a decrease in legal fees of 59.9% and other professional fees of 73.3% and a decrease in accounting fees of 36.4%. The decrease in the Company’s acquisition activities in 2023 resulted in a decrease in legal fees. Additionally, the decrease in professional fees is attributable to the conversion of consultants to employees late in 2022 and the decrease in accounting fees can be attributed to new auditors who offer fixed priced services.

Advertising expenses increased by 3.6% for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, respectively. The decrease in advertising expense for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was 13.6%, respectively. This decrease is attributable to BLU3’s decrease in advertising during its recall process. BLU3’s decrease in advertising expense was offset slightly by an increase in advertising expense for SSI.

Other expenses increased by 8.6% and 12.4% for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022, due primarily to a decrease in the reserve for recall expenses.

Research & Development Expenses (R&D Expenses)

R&D expenses for the three months ended September 30, 2023, increased 53.9% as compared to the three months ended September 30, 2022, respectively. R&D expenses for the nine months ended September 30, 2023, decreased by 17.5%, as compared to the nine months ended September 30, 2022, respectively. The decrease was attributable to a decrease in new product development activity.

Other Income/Expense

For the three and nine months ended September 30, 2023 and 2022, other income/expense consisted solely of interest expense. For the three months ended September 30, 2023, interest expense increased 79.9% from the three months ended September 30, 2022 to approximately $20,800 as compared to approximately $11,500 in the three months ended September 30, 2022. The increase in interest expense can be attributed to the NFS loan, the Navitas 2022 loan, and the convertible demand note from Robert Carmichael that were funded in the third and fourth quarters of 2022.

Liquidity and Capital Resources

We had cash of $287,868 as of September 30, 2023. The following table summarizes total current assets, total current liabilities and working capital at September 30, 2023 as compared to December 31, 2022.

	September 30, 2023	December 31, 2022	% change
	(unaudited)
Total current assets	$2,851,964	$3,265,714	(12.7)%
Total current liabilities	$2,127,203	$1,792,151	(18.1)%
Working capital	$724,761	$1,473,563	(50.8)%

The decrease in our current assets at September 30, 2023 from December 31, 2022 primarily reflected by a decrease in inventory as the Company decreased its inventory purchases to match the reduction in current demand. The decrease in current liabilities reflects a decrease in accounts payable and accrued liabilities.

Summary Cash Flows

	Nine Months Ended September 30,
	2023	2022
	(unaudited)
Net cash used in operating activities	$(367,628)	$(499,712)
Net cash used in investing activities	$(28,671)	$(60,290)
Net cash provided by financing activities	$199,740	$493,935

Net cash used in operating activities for the nine months ended September 30, 2023 was due to the net loss of approximately $616,315. Net cash used in operating activities is also the result of a decrease in current assets, including inventory, offset by an increase in accounts receivable and accounts receivable related party which generated approximately $129,000. A net decrease in liabilities which generated approximately $29,500 primarily from an increase in customer deposits offset by a decrease in accounts payable, and related party accounts payable.

Net cash used in investing activities for the nine months ended September 30, 2023 of approximately $52,000 consists of fixed asset purchases.

Net cash provided by financing activities for the nine months ended September 30, 2023 reflects proceeds of $223,000 from the sale of units, and issuance of debt to related party, partially offset by the payment of debt of approximately $50,260.

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

We have a history of losses, and an accumulated deficit of $17,053,810 as of September 30, 2023. Despite a working capital surplus of $724,761 at September 30, 2023, the continued losses and cash used in operations raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to continue to increase revenues, control expenses, raise capital, and continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. We are continuing to engage in discussions with potential sources for additional capital, however, our ability to raise capital is somewhat limited based upon our revenue levels, net losses and limited market for our common stock. If we fail to raise additional funds when needed, or if we do not have sufficient cash flows from operations, we may be required to scale back or cease certain of our operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under Exchange Act. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluations as of September 30, 2023, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting described below. A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

Our management, including our Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of the design and operations of our disclosure controls and procedures (defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of September 30, 2023 and based upon the such evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to the material weaknesses set forth below.

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

Date: November 20, 2023	BROWNIE’S MARINE GROUP, INC.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael Chief Financial Officer
(Principal Financial and Accounting Officer)

