Form 10-K
period 2023-12-31
Brownie's Marine Group, Inc
filed 2024-05-09
CIK 1166708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(MARK ONE)

☒	Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______to _______.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232- 405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $5,273,810.

There were 439,545,865 shares of common stock outstanding as of May 9, 2024.

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

Overview

The Company, through its wholly owned subsidiaries, designs, tests, manufactures and distributes tankless dive systems, rescue air systems and yacht-based self-contained underwater breathing apparatus (“SCUBA”) air compressor and nitrox generation fill systems and acts as the exclusive distributor in North and South America for Lenhardt & Wagner GmbH (“L&W”) compressors in the high-pressure breathing air and industrial gas markets. The Company is also the exclusive United States and Caribbean distributor for Chrysalis Trading CC, a South African manufacturer of fitness and dive equipment, which is doing business as Bright Weights (“Bright Weights”), of a dive ballast system produced in South Africa.

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

The Company has five wholly owned subsidiaries focused on various sub-sectors of our industry as described below:

●	Brownie’s Third Lung | Surface Supplied Air (“SSA”)
●	BLU3, Inc. | Ultra-Portable Tankless Dive Systems
●	LW Americas | High Pressure Gas Systems
●	Submersible Systems, Inc. | Redundant Air Tank Systems
●	Live Blue, Inc. | Guided Tours

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

BLU3 continues to innovate in the SSA sector and currently expects to introduce a new product to its line-up in 2024.

We believe the BLU3 product lines are changing the way that people get into the water and explore the next atmosphere. The units are ultra-portable and can travel with the consumer to their adventures, wherever they may be.

High Pressure Gas Systems

Through our wholly-owned subsidiary LW Americas, we design, manufacture, sell and install SCUBA tank fill systems for on-board yacht use under the brand “Yacht- Pro™”. Our systems provide complete diving solutions for yachts, including nitrox systems which allow yacht owners to fill tanks with oxygen enriched air on board. The Yacht-Pro™ compressor systems offer a completely marine-prepared, variable frequency drive (“VFD”) driven, automated alternative to other compressors on the market. We also design complete dive lockers, mixed gas production and distribution systems, and the Nitrox Maker™. Nitrox is oxygen-enriched air, which reduces the effects of nitrogen on divers and is the industry standard for dive professionals. The Nitrox Maker™ continuously generates oxygen rich breathing gas directly from low-pressure air with no stored oxygen or other gases required onboard. Our light duty compressor, the new Yacht Pro Essential is specifically designed as a turn-key kit for the boat builders and is optimized to integrate to onboard power systems and withstand the marine environment with all components and hardware impervious to spray from the elements. The Yacht Pro™ series contains models for both medium-duty applications, such as recreational divers and small groups, and heavy-duty use as found on research vessels, commercial operations and live-aboard dive boats. All Yacht Pro™ models come with the variable speed frequency drive reducing the initial start-up power demand typically associated with high pressure compressor systems.

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

Diving and Snorkeling Industry

The scuba diving equipment market size has grown steadily in recent years. It may grow from $4.39 billion in 2023 to $4.6 billion in 2024 at an expected compound annual growth rate (CAGR) of 4.7% according to Business and Research Company.com. The growth in the historic period can be attributed to post-pandemic recovery, rescue and safety equipment development, accessibility of diving courses, e-commerce penetration, and a rise in disposable income.

The Company has entered the tourist market via a guided tour program within LBI that is currently intended to act as an incubator for a scalable franchise model. The Company believes that the guided tour model is an important building block in introducing its battery powered diving products to the consumer market. Additionally, this model will not only give consumers the opportunity to “try before you buy”, but also provide experiential training for the consumer to increase the enjoyment and safety of our diving products.

Yachting Industry

The global luxury yacht market is estimated to be $8.73 billion in 2023 and expected to reach $9.19 billion in 2024 and is poised to grow at a CAGR of 4.1% from 2024 to 2028 to reach $10.78 billion, according to Business and Research Company.com, a market research firm, in their industry report dated January, 2024. The Company’s BIAS systems have been designed with this industry in mind. The Company markets directly to the yachting industry by leveraging its relationships with large yacht servicing companies, yacht builders and yacht brokerages.

The recreational sailing and boating market and yachting industries also continue to grow. Grandview Research estimates that the recreational boating market was valued at $44.5 billion in 2023 and is expected to grow at a CAGR of 5.4% through 2030.

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

The Company owns the following patents:

Patent number	Description	Issued Date	Expiration Date	Owned by
10,758,246	Abdominal Aortic Tourniquet	9/1/2020	3/17/2034	Trebor Industries, Inc.
9,782,182	Abdominal Aortic Tourniquet	10/10/2021	10/26/2033	Trebor Industries, Inc.
9,351,737	Abdominal Aortic Tourniquet	5/31/2016	3/2/2034	Trebor Industries, Inc.
11,265,625	Automated Self-Contained Hooka system with unobtrusive aquatic data recording	3/1/2022	10/30/2039	BLU3, Inc.
11,077,924	System for adjusting pressure limits based on depth of diver(s)	8/3/2021	3/20/2039	Brownie’s Marine Group, Inc.
11,767,089	System for adjusting pressure limits based on depth of diver(s)	9/26/2023	4/10/2041	Brownie’s Marine Group, Inc.

Application number	Description	Filed Date	Owned by
17/683,502	Automated Self-Contained Hooka system with unobtrusive aquatic data recording	3/1/2022	BLU3, Inc.

License Agreements

On April 6, 2018, the Company entered into a patent license agreement (the “STS Agreement”) with Setaysha Technical Solutions, LLC (“STS”) pursuant to which the Company licensed certain intellectual property, including patent rights, non-patent rights and know-how from STS for use in our ultra-portable tankless dive system products. Under the STS Agreement, the Company paid an initial license fee in April 2018 through the issuance of 759,422 shares of common stock with a fair value of $30,000. The STS Agreement further provides for royalties based on annual net revenues. On December 31, 2019, the Company entered into Addendum No. 1 to the STS Agreement (“Addendum No. 1”) which amended the payments due upon the first commercial sale of Nemo. Upon entering into Addendum No. 1, $8,250 was paid to STS in cash and $8,250 was paid on January 10, 2020. On February 6, 2020, the Company issued 828,221 shares of common stock with a fair value of $18,635 in satisfaction of $13,500 for the first commercial sale of the Nemo dive system. On June 30, 2020, the Company entered into Addendum No. 2 to the STS Agreement concerning STS’s assistance related to designing and commercializing certain diving products. Addendum No. 2 provides for a minimum yearly royalty of $60,000, or $15,000 per fiscal quarter, beginning in December 2019 and increasing by 2.15% per year. With the introduction of the NOMAD in the last quarter of 2021, the Company is obligated to pay an additional annual minimum royalty of $60,000 per year for the years 2022, 2023 and 2024, which increased the quarterly minimum royalty by $15,000 per quarter. On November 1, 2022 the Company issued to the designees of STS 1,155,881 shares of common stock with a fair value of $30,000 in accordance with the STS Agreement. Royalty recorded under the Amendment was $138,643 and $203,621 for the years ended December 31, 2023 and 2022, respectively.

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

Tradeshows

In 2022, the Company was represented directly or indirectly at The Palm Beach Boat Show, The Annapolis Motor and Sailing Shows, The Fort Lauderdale Boat show, Diving Equipment, Manufacturing show, The Seattle Boat Show, The Dubai Boat Show, and the HAI Heli-Expo, along with various other trade and industry shows. In 2023, the Company expanded its marketing reach via tradeshows by attending all shows attended in 2022, and attending Boot Dsseldorf in Europe, along with various other trade and industry shows.

Websites

We sell our products online through our and our subsidiaries websites and many of our products are marketed on some of our customers’ websites. In addition to these websites, numerous other websites have quick links to the Company’s website. Our products are available both domestically and internationally. Internet sales and inquiries are also supported by the Company.

Product Research and Development

Research and development costs for the year ended December 31, 2023 and December 31, 2022 and were $13,880 and $18,393, respectively, none of which cost is borne directly by customers.

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

Distribution/Customers

The Company has historically been predominantly a wholesale distributor to retail dive stores, marine stores, boat dealers, builders, and the US and international militaries. Currently, the Company generates a significant amount of direct-to-consumer sales via its websites and its relationship with Amazon via BLU3, BTL and SSI. Retail sales customers include boat owners, recreational divers, commercial divers and pilots. The Company sells products to three entities owned by the brother of Robert Carmichael, the Company’s Chairman, and two companies owned by Mr. Carmichael. Combined sales to these six entities for 2023 and 2022, represented 10.6% and 11.4%, respectively, of total net revenues.

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

Competition

We consider the most significant competitive factors in our business to be innovation, lifestyle, fair prices, shopping convenience, variety of available products, knowledgeable and prompt customer service and rapid and accurate order fulfillment. We currently have one significant competitor within the BTL business model, Airline by JSink, Inc. There are a variety of competitors, including Aqua Lung America, Coltri America and Bauer Compressors, Inc. in our redundant air tank systems and high-pressure compressor systems sales. In 2022 and 2023 competition has surfaced in the BLU3 business segment from companies such as AirBuddy, and a few other very low-cost Chinese manufactured competitors.

Overall, we are operating in a moderately competitive environment. The price structure for all the products we distribute compares favorably with the majority of our competitors based on quality and available features. We believe that our key competitive advantage is our ability to create new products and, in some cases, new markets.

Employees

As of April 16, 2024, we have forty-one full-time employees, and four part-time employees.

Seasonality

Our product lines have historically been seasonal in nature in the United States. The peak season for the diving related products, BTL, BLU3, SSI and LBI is the second and third quarters of the year. The peak season for LWA high pressure products is typically the fourth and first quarters of the year. The Company continues to address the seasonality of the business by expanding its reach beyond the traditional markets in the U.S. to other areas of the world that may somewhat offset the seasonality.

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

FINANCIAL RISKS

We have a history of losses.

We incurred net losses of $1,248,115 and $1,892,891, respectively, for the year ended December 31, 2023 and 2022. On December 31, 2023, we had an accumulated deficit of $17,685,610. Revenues decreased by 11.6% for the year ended December 31, 2023, from 2022, and our gross profit margin decreased from 32.6% in 2022 to 27.8% in 2023, our gross profit is not sufficient to cover our operating expenses of $3,277,319 and $4,644,595 for the twelve months ending December 31, 2023 and 2022, respectively. Operating expenses include non-cash stock compensation expenses of $81,424 and $951,414 for the years ending December 31, 2023 and 2022, respectively. In the year ended December 31, 2023, our selling, general and administrative expenses, decreased 29.5% from 2022. There are no assurances that we will be able to increase our revenues to a level which supports profitable operations and provide sufficient capital to pay our operating expenses and other obligations as they become due.

Our auditors have disclosed substantial doubt as to our ability to continue as a going concern.

Our independent registered public accounting firm has included an explanatory paragraph expressing substantial doubt relating to our ability to continue as a going concern in its report on our audited consolidated financial statements for the year ended December 31, 2023. We have recurring losses from operations and had a net loss of approximately $1,248,000 and have used approximately $375,000 in net cash used in our operations in the year ended December 31, 2023 as well as an accumulated deficit of approximately $17,686,000. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our principal sources of liquidity are sales of equity and debt securities. We do not have any firm commitments to raise additional working capital. As we are a small company who stock is quoted on the OTC Markets, we expect to encounter difficulty in raising working capital upon terms and conditions satisfactory to us, if at all. If we are unable to obtain sufficient funding or generate sufficient revenues, our business and results of operations will be adversely affected, and we may be unable to continue as a going concern.

We rely on revenues from related parties.

We generate revenues from sales to related parties, which accounted for 10.6% of our net revenues in 2023 and 11.4% of our net revenues in 2022. The loss of revenues from these related parties would have a material adverse impact on our business, results of operations and financial condition in future periods.

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

On December 22, 2022, the CPSC issued a voluntary recall notice for the Nomad tankless dive system, which is distributed by BLU3, Inc. As part of the recall procedure, the CPSC has approved the Company’s proposed remedy for the recall and BLU3 will begin to receive units back from consumers to repair affected Nomad units. The Company has evaluated the costs of this recall and has deemed it necessary to set a reserve for those costs related to the recall of $160,500. In 2023 the Company finalized the recall and adjusted the reserve down to approximately $86,300 to reflect the actual impact on the Company’s financial condition.

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

We presently have vested and unvested options, warrants, convertible debt and Series A Convertible Preferred Stock that if exercised would result in the issuance of an additional 103,389,724 shares of our common stock. The issuance of shares upon exercise of options will result in dilution to the interests of other shareholders.

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

Item 1B.	Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 1C.	Cybersecurity

The Company engages a third-party provider to maintain our systems and management participates in the assessment to identify any risks from cybersecurity threats. Our third-party provider monitors our firewall, network, system security and internal and external backups and reports any issues to the Company. The Company’s Board, together with management, is engaged in our cybersecurity monitoring managed by our third-party provider and it is constantly changing. Any issues are appropriately addressed timely. To date, we have not experienced any cybersecurity incidents that materially affected our business strategy, results of operations or financial condition.

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

The Company’s common stock is quoted on the OTCQB tier of the OTC Markets under the symbol “BWMG”. On March 29, 2024, the closing sale price of our common stock was $0.012 per share.

Holders of Common Stock

As of May 9, 2024, the Company had approximately 386 shareholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2023:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans

Plans approved by our shareholders (1)	3,275,000	.0410	21,725,000
Plans not approved by shareholders (2)	64,164,6377	.0293	-

(1) Represents stock options granted to employees under the Equity Compensation Plan as described in Item 10 of this Annual Report. 25,000,000 shares are reserved for issuance under the Plan.

(2) Represents (i) five-year options granted to each of Robert Carmichael, Mikkel Pitzner and Blake Carmichael to purchase an aggregate of 35,295,237 shares of common stock at $0.018 per share, (ii) a three-year option to purchase 2,000,000 shares of common stock at $0.0229 per share to Jeffrey Guzy, a former director, (iii) a three-year option to purchase 2,000,000 shares of common stock at $0.0229 per share to Biz Launch Advisors, LLC, a former financial consultant, (iv) a three-year option to purchase an aggregate of 125,000,000 shares of common stock at $0.045 per share and a to Robert Carmichael, (v) a five-year option to purchase an aggregate of 21,759,400 shares of common stock at $0.0399 per share to Blake Carmichael, (vi) a five-year option to purchase 7,110,000 shares of common stock at $0.0531 per share to Christeen Buban, President of SSI.

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

Reserve for Nomad Recall

On December 22, 2022, the CPSC issued a recall notice for the Nomad tankless dive system, which is distributed by BLU3, Inc. As part of the recall procedure, the CPSC has approved the Company’s proposed remedy for the recall and BLU3 will begin to receive units back from consumers to repair affected Nomad units. Additionally, BLU3 will re-start its manufacturing process for the Nomad tankless dive system utilizing the material and design changes approved during the recall process, and immediately re-establish the product in all of its sales channels. The Company has set an allowance for expenses related to this recall of $160,500. However, in 2023 the Company adjusted the allowance down to $86,300 to reflect the actual impact on the Company’s financial condition.

Results of Operations

Years Ended December 31, 2023 and 2022

Overall, our net revenues decreased 11.6% in 2023 from 2022, which included a decrease of 17.8% in sales to related parties. Our cost of revenues in 2023 was 71.9% of our total net revenues as compared to 67.4% in 2022. Included in our cost of revenues are royalty expenses we pay to Robert Carmichael which decreased 6.5% in 2023 from 2022. We reported a gross profit margin of 28.1% in 2023 as compared to 32.6% in 2022.

Net Revenues

The following tables provide net revenues, costs of revenues, and gross profit margins for our segments for 2023 and 2022.

	Year Ended December 31,
	2023	2022	% change

Legacy SSA Products	$2,312,122	$2,601,622	(11.1)%
High Pressure Gas Systems	996,040	1,118,081	(10.9)%
Ultra-Portable Tankless Dive Systems	1,904,687	3,052,192	(37.6)%
Redundant Air Tank Systems	2,065,224	1,592,601	29.7%
Guided Tour Retail	302,724	212,876	42.2%
Total revenue	$7,580,798	$8,577,372	(11.6)%

Cost of revenues as a percentage of net revenues

	Year Ended December 31,
	2023	2022

Legacy SSA Products	85.6%	74.6%
High Pressure Gas Systems	66.5%	61.8%
Ultra-Portable Tankless Dive Systems	72.6%	61.2%
Redundant Air Tank Systems	59.9%	69.7%
Guided Tour Retail	62.7%	82.2%

Gross profit margins

	Year Ended December 31,
	2022	2021

Legacy SSA Products	14.4%	25.4%
High Pressure Gas Systems	33.5%	38.33%
Ultra-Portable Tankless Dive Systems	27.4%	38.8%
Redundant Air Tank Systems	40.1%	30.3%
Guided Tour Retail	37.3%	17.8%

Operating Expenses

Operating expenses, consisting of selling, general and administrative (“SG&A”) expenses and research and development costs, are reported on a consolidated basis for our operating segments. Aggregate operating expenses decreased 31.0% for the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Selling, General & Administrative Expenses (SG&A Expenses)

SG&A decreased by 31.0% for the years ended December 31, 2023 as compared to the year ended December 31, 2022. SG&A during those years are as follows:

Expense Item	2023	2022	% Change
Payroll	$1,788,890	$1,946,985	(8.1)%
Non-Cash Stock based compensation – options	81,424	998,474	(91.8)%
Professional Fees	269,621	340,221	(20.8)%
Advertising	365,604	499,441	(26.8)%
All Others	757,899	841,081	(9.9)%
Total SG&A	$3,263,439	$4,626,202	(29.5)%

Payroll decreases for the year ended December 31, 2023 can be attributed to a decrease in the BTL and BLU3 payroll which contributed the majority of the 8.1% decrease. BLU3 decreased its engineering staff in 2023 by one engineer. Additionally, the CEO resigned in Q2 of 2023 and the annual salary was not incurred.

Non-Cash Stock compensation expenses decreased 91.8% for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The decrease can be attributed to fewer options being issued during the year as well as certain vesting criteria not being met in 2023 that were met in 2022.

Professional fees, representing legal, accounting and other professional fees, which we paid in a combination of cash, common stock, or stock options, decreased 20.8% for the year ended December 31, 2023 as compared to the year ended December 31, 2022. Accounting fees decreased, 30.3% in 2023, due to the change in audit firms for the year ended December 31, 2022. Additionally, legal fees decreased by 48.9% due to fewer stock awards for legal fees in 2023.

Advertising expense decreased 26.8% for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The decrease is attributed to less spending on direct and internet advertising by BTL, BLU3 and SSI in 2023.

Other expenses decreased 9.9% for the year ended December 31, 2023 as compared the year ended December 31, 2022. The primary driver of the decrease to other expenses is the reserve for expenses related to the 2022 recall of the Nomad dive system. This reserve was decreased to reflect the actual expense of the recall in 2023.

Research & Development Expenses (R&D Expenses)

R&D expenses for the year ended December 31, 2023 decreased 24.5% as compared to the year ended December 31, 2022. The decrease can be primarily attributed to the completion of the R&D for BLU3’s NOMAD in early 2022.

Other Expense

For the year ended December 31, 2023 interest expenses totaled approximately $78,700 as compared to approximately $42,500 in interest expense for the year ended December 31, 2022. This increase can be attributed to the increase in convertible debt related to the SSI acquisition, as well as the financing of tools and dyes for both the SSI and BLU3 operations.

Liquidity and Capital Resources

We had cash of $431,112 on December 31, 2023.The following table summarizes total current assets, total current liabilities and working capital at December 31, 2023 as compared to December 31, 2022.

	December 31, 2023	December 31, 2022	% of Change
Total Current Assets	$2,736,601	$3,265,714	(16.2)%
Total Current Liabilities	$2,502,787	$1,792,151	39.7%
Working Capital	$233,814	$1,473,563	(84.1)%

The decrease in our current assets on December 31, 2023 from December 31, 2022 primarily reflects decreases in cash and inventory of approximately $476,000. The decrease in inventory was due to inventory in BLU3 that was used for the sale of the Nomad dive system through the end of 2023.

The increase in our total current liabilities for the year ended December 31, 2023 as compared to the year ended December 31, 2022 reflects an increase in customer deposits of approximately $88,206, an increase of approximately $79,011 in other liabilities, primarily attributed to the reserve for Nomad recall expenses of $160,500, and a decrease of 9,892 in operating lease liabilities with the signing of the SSI lease renewal, and an increase of $225,000 in related party demand note, due to the issuances of new notes.

Summary Cash Flows

	Years Ended December 31,
	2023	2022

Net cash used in operating activities	$(374,827)	$(678,357)
Net cash (used in) investing activities	$(29,955)	$(62,164)
Net cash provided by financing activities	$351,467	$581,805

Net cash used in operating activities for 2023 was primarily the result of a net loss of $1,248,115, as well as the change in long term lease liability of $258,034 for the year ended December 31, 2023 as compared to December 31, 2022. The cash used related to net loss was offset by $462,297 in depreciation and amortization expenses and $81,424 non-cash stock based compensation expenses during the year ended December 31, 2023.

Net cash used in investing activities for the year ended December 31, 2023 of $29,955 reflects primarily the cash used to purchase fixed assets. This compares to cash used to acquire assets of Gold Coast Scuba of $30,000, as well as the cash used to purchase fixed assets, net of debt totaling approximately $21,124, and fixed asset purchases of $11,040 for the year ended December 31, 2022.

Net cash provided by financing activities for the year ended December 31, 2023 reflects $200,000 in proceeds related to the sale of the Company’s common stock and units comprised of stock and $225,000 in proceeds from the issuance of demand notes. The increase in net cash was offset by repayments of notes payable and other debt of $73,533. This is compared to cash provided from the sale of common stock and units of $305,000, proceeds from the exercise of warrants of $265,000, and the repayment of debt and notes payable totaling $54,988 for the year ended December 31, 2022.

Going Concern

Our audited consolidated financial statements included in this Annual Report were prepared assuming we will continue as a going concern, and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. The report of our independent registered public accounting firm on our audited consolidated financial statements for the year ended December 31, 2023 includes an explanatory paragraph stating the Company has net losses and an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. If the Company is unable to raise additional funds when needed, or does not have sufficient cash flows from sales, it may be required to scale back, delay or cease operations, liquidate assets and possibly seek bankruptcy protection. We have a history of losses, and an accumulated deficit of $17,685,610 as of December 31, 2023. Despite a working capital surplus of $233,814 at December 31, 2023, the continued losses and cash used in operations raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to continue to increase revenues, control expenses, raise capital, and to continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. We are continuing to engage in discussions with potential sources for additional capital, however, our ability to raise capital is somewhat limited based upon our revenue levels, net losses and limited market for our common stock. If we fail to raise additional funds when needed, or if we do not have sufficient cash flows from operations, we may be required to scale back or cease certain of our operations.

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

Allowance for Doubtful Accounts

Allowances for doubtful accounts are estimated based on estimates of losses related to customer accounts receivable balances. Estimates are developed by using standard quantitative measures based on historical losses, adjusting for current economic conditions and, in some cases, evaluating specific customer accounts for risk of loss. The establishment of reserves requires the use of judgment and assumptions regarding the potential for losses on receivable balances. Though the Company considers these balances adequate and proper, changes in economic conditions in specific markets in which the Company operates and any specific customer collection issues the Company identifies could have a favorable or unfavorable effect on required allowance balances.

Inventories

The Company values inventory at the lower of cost (determined using the first-in first-out method) or net realizable value. Management’s judgment is required to determine the allowance for obsolete or excess inventory. Inventory on hand may exceed future demand either because the product is outdated or because the amount on hand is more than will be used to meet future needs. Inventory allowances are estimated by the individual operating companies using standard quantitative measures based on criteria established by the Company. Though the Company considers these reserve balances to be adequate, changes in economic conditions, customer inventory levels, or competitive conditions could have a favorable or unfavorable effect on required allowance balances.

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

Our management, including our Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of the design and operations of our disclosure controls and procedures (defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of December 31, 2023 and based upon the such evaluation, have concluded that the disclosure controls and procedures as of December 31, 2023 were not effective due to the material weaknesses identified below.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. The framework used by management in making that assessment was the criteria set forth in the documents entitled “2013 Internal Controls – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2023 and that material weaknesses in internal controls over financial reporting described below existed.

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that exempt smaller reporting companies from this requirement.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The following are the names, ages and positions of our current executive officers and directors.

Name	Age	Position
Robert M. Carmichael	62	Chief Executive Officer, Chairman, President, and Chief Financial Officer and Director
Christopher H. Constable	57	Director
Charles F. Hyatt	55	Director
Key Employee
Blake Carmichael	29	Chief Executive Officer and President of BLU3

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

Christopher H. Constable. Mr. Constable as served as our Chief Executive Officer and a director starting November 2020. On June 24, 2023, Mr. Constable submitted his resignation as Chief Executive Officer effective July 7, 2023. Mr. Constable remained a member of the Company’s Board of Directors. Mr. Constable sat on the board of directors of Bon Natural Life, Ltd. (NASDAQ: BON), and served as the Chairman of the audit committee until March, 2022. Prior to joining our company, from August 2020 through the November 2020, Mr. Constable provided business and financial consulting services. From 2003 through February 2020 Mr. Constable served as Chief Financial Officer of John Keeler & Co., Inc., d/b/a Blue Star Foods, a privately held international seafood company which in 2018 merged into Blue Star Foods Corp., a Miami, Florida-based sustainable seafood company (NASDAQ: BSFC). Mr. Constable served as Chief Financial Officer and a director of Blue Star Foods Corp until February 2020. Prior thereto, from 1999 to 2003, Mr. Constable was a consultant at Gateway Capital Corp., a business consulting firm, where he analyzed the financial and reporting capabilities of prospective lending customers with revenues from $10 to $100 million. Additionally, Mr. Constable was involved with loan workouts of facilities that required either liquidation or restructuring to ensure collectability for the financial institutions. From 1990 to 1999, Mr. Constable was a commercial banker at Mercantile Bankshares in Baltimore, Maryland, Finova Capital Corporation and Capital Bank, both in south Florida. Mr. Constable received his B.S. in Finance with an Accounting Minor from the Merrick School of Business at the University of Baltimore in 1989. Mr. Constable was selected to serve as a director for his experience with public companies and over 30 years background in finance and accounting.

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

We are not a “listed company” under SEC rules and therefore are not required to have an audit committee comprised of independent directors. Christopher Constable is a “financial expert” within the meaning of the rules and regulations of the SEC.

Compensation of Directors

The following table provides information concerning the compensation paid to our Company’s non-employee director for services rendered as a director during the year ended December 31, 2023.

	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Christopher Constable	7,500		-				7,500
Charles Hyatt	18,000	-		-	-	-	18,000

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

The following table provides certain information regarding compensation awarded to, earned by or paid to our Chief Executive Officer and the other executive officer with compensation exceeding $100,000 during the year ended December 31, 2023 (each a “Named Executive Officer”).

Summary Compensation Table

								No equity	Non- qualified
					Stock	Option		incentive plan	deferred compensation	All other
Name and		Salary		Bonus	Awards	Awards		compensation	earnings	compensation		Total
Principal Position	Year	($)		($)	($)(1)	($)(1)		($)	($)	($)		($)
Robert Carmichael	2021	120,000			-	-		-	-	84,994	(2)	204,994
CEO, Chairmen, President and CFO	2023	140,769				-		-	-	81,241	(3)	222,010
Christopher Constable,	2022	199,255			-	95,969	(4)	-	-	5,756	(5)	300,980
CEO	2023	119,074	(6)			-		-	-	10,954	(5)	130,028

(1)	Represents the aggregate grant date fair value of the shares of our common stock, computed in accordance with ASC Topic 718. The assumptions made in the valuations of the stock awards are included in Note 13 of the notes to our consolidated financial statements.

(2)	Represents (i) $18,000 in director compensation (ii) $5,686 in health insurance premiums paid on behalf of Mr. Carmichael, and (iii) an aggregate of $61,308 in royalties paid to an entity controlled by Mr. Carmichael under the terms of a license agreement with the Company.

(3)	Represents (i) $18,000 in director compensation (ii) $5,921 in health insurance premiums paid on behalf of Mr. Carmichael, and (iii) an aggregate of $57,320 in royalties paid to an entity controlled by Mr. Carmichael under the terms of a license agreement with the Company.

(4)	Represents a five-year option to purchase 2,403,846 shares of common stock. The option was forfeited upon Mr. Constable’s resignation as Chief Executive Officer effective July 7, 2023.

(5)	Represents (i) $7,500 in director compensation (ii) $3,454 health insurance premiums paid by the Company on behalf of Mr. Constable.

(6)	Represents a portion of salary for 2023 due to Mr. Constable submitted his resignation as Chief Executive Officer effective July 7, 2023.

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

Outstanding Equity Awards at December 31, 2023

The table below reflects all equity awards made to each Named Executive Officer that were outstanding on December 31, 2023.

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

Christopher Constable Employment Agreement

On November 5, 2020, we entered into a three-year employment agreement (the “Constable Employment Agreement”), which agreement will automatically renew for one-year successive terms unless either party notifies the other of its desire to terminate the agreement at least 60 days prior to the then current term. Pursuant to the Agreement, Mr. Constable will serve as our Chief Executive Officer and a director. In consideration for his services, Mr. Constable is entitled to an annual base salary of $200,000, payable in accordance with the customary payroll practices of the Company, and upon execution of the Constable Employment Agreement and on each anniversary thereof, a non- qualified immediately exercisable five-year stock option to purchase that number of shares equal to $100,000 of the value of the Company’s common stock at an exercise price equal to the market price of the common stock on the date of issuance. Pursuant to the Agreement, on November 5, 2020, we issued Mr. Constable an option to purchase 5,434,783 shares of common stock at an exercise price of $0.0184 per share pursuant to an option award agreement and upon the first anniversary we issued Mr. Constable an option to purchase 2,403,846 shares of common stock at an exercise price of $0.0401.

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

On June 24, 2023, Mr. Constable voluntarily submitted his resignation as Chief Executive Officer effective July 7, 2023. Mr. Constable remains a member of the Company’s Board of Directors.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 30, 2024, the number of shares of common stock and Series A Stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of the Company’s directors (iii) each Named Executive Officer and (iv) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o Brownie’s Marine Group, Inc., 3001 NW 25th Avenue, Suite 1, Pompano Beach, Florida 33069. The percentages below are calculated based on 437,742,050 issued and outstanding shares of common stock and 425,000 shares of Series A Stock outstanding as of March 30, 2024.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Named Executive Officers and Directors
Robert M. Carmichael	110,167,757	(1)	25.2%
Christopher H. Constable	-		0.0%
Charles F. Hyatt	164,285,713	(2)	37.5%
All directors and executive officers as a group (three persons)	274,453,470	(1)(2)	62.7%
5% or Greater Shareholder
Joseph Perez 135 Weston Road, Suite 328, Weston, Florida 33326	50,000,000		11.4%
Summit Holdings V, LLC 3427 Bannerman Road, Suite D208 Tallahassee, Florida 32312	28,288,833		6.5%
Series A Convertible Preferred Stock
Robert M. Carmichael	425,000		100%
All directors and executive officers as a group (one person)	425,000		100%

(1)	Includes: (i) 14,587,190 shares held by 940A Associates, Inc., a corporation over which Mr. Carmichael is the sole owner and has voting and dispositive power; (ii) an aggregate of 23,320 shares issuable upon conversion of 425,000 shares of Series A Stock (iii) options to purchase an aggregate of 20,761,904 shares of common stock at an exercise price of $0.018 per share and (iv) options to purchase an aggregate of 50,000,000 shares of common stock at an exercise price of $0.045. Does not include the voting power over 106,250,000 shares of common stock by virtue of Mr. Carmichael’s beneficial ownership of 425,000 shares of Series A Stock.
(2)	Includes warrants to purchase an aggregate of 17,142,855 shares of common at an exercise price of $.0175 per share.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We sell products to Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, companies owned by the brother of Robert Carmichael. Combined net revenues from these entities for the years December 31, 2023 and 2022, totaled $806,824 and $977,145, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2023, were $5,901, $11,927 and $-0-, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2022, were $16,875, $6,773 and $15,532, respectively.

We also sell products to Brownie’s Global Logistics, LLC (“BGL”) and 940 Associates, Inc. (“940 A”), entities wholly-owned by Robert Carmichael. Combined net revenues from these three entities for the years ended December 31, 2023 and 2022 were $1,799 and $4,646, respectively. In addition, from time to time Mr. Carmichael purchases products from us for his personal use. Accounts receivable from BGL, 940 A and Mr. Carmichael totaled $647 at December 31, 2023 and $2,408 at December 31, 2022.

We owed BGL $-0- and $2,980 at December 31, 2023 and 2022, respectively, which represents purchase of inventory including batteries for Sea Lion (battery operated unit) and Honda engines for our regular gasoline powered units. As of December 31, 2022, the Company also had an amount due of $5,000 to Mr. Carmichael for an advance to BLU3,Inc. The Company also had an amount due of $441 to Robert Carmichael and $476 to Blake Carmichael as of December 31, 2023.

We are a party to an exclusive license agreement, dated February 22, 2005, with 940 A to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. The agreement provides for a royalty to be paid equal to the greater of 2.5% on all sales of Trebor or $15,000 per quarter. Total royalty fees paid to 940 A in the years ended December 31, 2023 and 2022 totaled $31,993 and $61,308, respectively. The Company had accrued royalties of $2,238 and $2,845 for the years ended December 31, 2023 and 2022, respectively.

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

On September 14, 2023, The Company issued an on-demand note to Robert Carmichael, the CEO of the Company (the “Lender”) in the principal amount of $50,000. The on-demand note bears no interest and is payable upon request.

On November 7, 2023, the Company issued a promissory note (the “Note”) to Charles Hyatt, a director of the Company (the “Lender”) in the principal amount of $150,000. The Note bears interest at the rate of 9.9% per annum, is payable in monthly installments, and matures on August 7, 2024.

On December 18, 2023, The Company issued an on-demand note to Robert Carmichael, the CEO of the Company (the “Lender”) in the principal amount of $25,000. The on-demand note bears no interest and is payable upon request.

Blake Carmichael, the Chief Executive Officer of BLU3 is the son of Robert Carmichael, the Company’s Chairman, President and a director.

Director Independence

The Company has two independent director, Christopher Constable and Charles Hyatt, who are considered “independent” as defined under Rule 5605 of the Nasdaq Marketplace Rules.

Item 14.	Principal Accounting Fees and Services.

The following table shows the fees that were billed for the audit and other services provided by Liggett & Webb, PA for 2022 (until October 10, 2022). As of October 10, 2022, Liggett & Webb, P.A. resigned as the independent registered public accounting firm engaged to audit the financial statements of the Company. Also on such date, the Company’s Board of Directors engaged Assurance Dimensions, Inc. to serve as its independent registered public accounting firm to perform the year-end audit for the year ended December 31, 2023 and December 31, 2022. The following table shows the fees billed for the audit and other services for 2023 and 2022.

	2023	2022
Audit Fees	$69,817	$90,040
Audit-Related Fees	-	-
Tax Fees	5,000	2,700
Other	-	-
Total	$74,817	$92,740

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K and the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q.

We incurred tax related fees of $5,000 and $2,700 with Liggett & Webb, P.A. for the years ended December 31, 2023 and 2022, respectively.

Administration of the Engagement; Pre-Approval of Audit and Permissible Non-Audit Services

We have not yet established an audit committee. Until then, there are no formal pre-approval policies and procedures. The audit and tax fees paid to the auditors with respect to 2023 and 2022 were pre-approved by the entire board of directors.

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

Date: May 9, 2024	Brownie’s marine group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Chief Executive Officer,
(Principal Executive Officer)

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Chief Financial Officer,
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert M. Carmichael
Robert M. Carmichael
Chairman of the Board, President, Chief Executive Officer, Director, and Chief Financial Officer (Principal Executive Officer)

Date: May 9, 2024

/s/ Christopher H. Constable
Christopher H. Constable
Director

Date: May 9, 2024

/s/ Charles F. Hyatt
Charles F. Hyatt
Director

Date: May 9, 2024

Financial Statements and Supplementary Data Brownie’s Marine Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Brownie’s Marine Group, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brownie’s Marine Group, Inc. and Subsidiaries (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flow for each of the years in the two-year period ended December 31, 2023, and the related consolidated notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flow for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had a net loss of approximately $1,248,115 and cash used in operating activities of approximately $374,827 for the year ended December 31, 2023 as well as an accumulated deficit of approximately $17,685,610 as of December 31, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Description of the Matter

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

How we addressed the matter in our audit

Our audit procedures to address the risk of material misstatement relating to goodwill and intangible assets included, among others, evaluating the appropriateness of asset groupings at the reporting unit level and asset group level. We also evaluated management’s assessment of qualitative factors associated with the reporting unit containing goodwill and associated with all relevant asset groups. Our procedures also included evaluating management’s forecast of non-discounted cash flows associated with a certain asset group where a qualitative factor required such further analysis. We also assessed the competence, independence, qualifications, experience, and capabilities of the third-party valuation specialist, and evaluated the appropriateness and reasonableness of the methodology and assumptions used by comparing them to external and historical data; testing the calculation and forecast model for mathematical accuracy; validating the appropriateness and reliability of inputs and amounts used; and evaluating the adequacy of the financial statement disclosures relating to goodwill, intangible assets and other long-lived assets, including disclosure of key assumptions and judgments. As a result of our testing, we did not take exception to management’s conclusion that no impairment should be recognized related to goodwill or long-lived assets for the year ended December 31, 2023.

We have served as the Company’s auditor since 2022

Margate, Florida

May 9, 2024

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash	$431,112	$484,427
Accounts receivable – net of allowances of $54,427 in 2023 and $28,558 in 2022	84,140	111,844
Accounts receivable - related parties	32,130	55,428
Inventory, net	1,998,807	2,421,885
Prepaid expenses and other current assets	190,412	192,130
Total current assets	2,736,601	3,265,714

Property, equipment and leasehold improvements, net	342,681	339,546
Operating lease right-of-use assets	844,083	1,133,092
Intangible assets, net	573,955	646,422
Goodwill	249,986	249,986
Other assets	30,724	30,724

Total assets	$4,778,030	$5,665,484

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$789,702	$829,456
Accounts payable - related parties	46,578	37,539
Customer deposits and unearned revenue	255,740	167,534
Other liabilities	451,954	372,943
Operating lease liabilities	259,154	269,046
Related party convertible demand note, net	52,484	49,147
Convertible notes	346,871	-
Loans payable, current portion	75,304	66,486
Related party notes payable	225,000	-
Total current liabilities	2,502,787	1,792,151

Loans payable, net of current portion	64,656	143,960
Convertible notes, net of current portion	-	342,943
Operating lease liabilities	615,915	864,057
Total liabilities	3,183,358	3,143,111

Commitments and contingent liabilities (see note 15)

Stockholders’ equity
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding as of December 31, 2023 and December 31, 2022.	425	425
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; 437,742,050 shares issued and outstanding at December 31, 2023 and 425,520,662 shares issued and outstanding at December 31, 2022, respectively.	43,775	42,553
Common stock payable 138,941 shares and 138,941 shares, respectively as of December 31, 2023 and December 31, 2022.	14	14
Additional paid-in capital	19,236,068	18,916,876
Accumulated deficit	(17,685,610)	(16,437,495)
Total stockholders’ equity	$1,594,672	$2,522,373

Total liabilities and stockholders’ equity	$4,778,030	$5,665,484

The accompanying notes are an integral part of these consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31

	2023	2022
Net revenues
Net revenues	$6,773,974	$7,595,581
Net revenues - related parties	806,824	981,791
Total net revenues	7,580,798	8,577,372

Cost of net revenues
Cost of net revenues	4,889,769	5,055,947
Cost of net revenues - related parties	387,160	462,297
Royalties expense - related parties	57,320	61,308
Royalties expense	138,643	203,621
Total cost of revenues	5,472,892	5,783,173

Gross profit	2,107,906	2,794,199

Operating expenses
Selling, general and administrative	3,263,439	4,626,202
Research and development costs	13,880	18,393
Total operating expenses	3,277,319	4,644,595

Loss from operations	(1,169,413)	(1,850,395)

Other (income) expense, net
Interest expense	(78,702)	(42,496)
Total other (income) expense - net	(78,702)	(42,496)

Loss income before provision for income taxes	(1,248,115)	(1,892,891)

Provision for income taxes	-	-

Net loss	$(1,248,115)	$(1,892,891)

Basic loss per common share	$(0.00)	$(0.00)
Diluted loss per common share	$(0.00)	$(0.00)

Basic weighted average common shares outstanding	436,199,516	410,509,853

Diluted weighted average common shares outstanding	436,199,516	410,509,853

The accompanying notes are an integral part of these consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Preferred Stock		Common Stock		Common Stock Payable		Additional		Total
	Shares Outstanding	Par	Shares Outstanding	Par	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2021	425,000	$425	393,850,475	$39,386	138,941	$14	$17,132,434	$(14,544,604)	$2,627,655
Shares issued for the purchase of units	-	-	14,255,951	1,426	-	-	303,574	-	305,000
Shares issued for exercise of warrants	-	-	10,600,000	1,060	-	-	263,940	-	265,000
Shares issued for Asset Purchase	-	-	3,084,831	308	-	-	119,692	-	120,000
Shares issued for Royalty agreement	-	-	1,155,881	116	-	-	29,884	-	30,000
Shares issued for accrued interest in convertible notes	-	-	784,253	78	-	-	38,306	-	38,384
Shares issued for employee bonus	-	-	280,000	28	-	-	11,032	-	11,060
Shares issued for services	-	-	1,509,271	151	-	-	47,350	-	47,501
Beneficial Conversion Feature	-	-	-	-	-	-	19,250	-	19,250
Stock Option Expense	-	-	-	-	-	-	951,414	-	951,414
Net loss	-	-	-	-	-	-	-	(1,892,891)	(1,892,891)
Balance, December 31, 2022	425,000	425	425,520,662	$42,553	138,941	$14	$18,916,876	$(16,437,495)	$2,522,373
Shares issued for the purchase of units	-	-	11,428,570	1,143	-	-	198,857	-	200,000
Shares issued for accrued interest in convertible notes	-	-	792,818	79	-	-	38,911	-	38,990
Stock Option Expense	-	-	-	-	-	-	81,424	-	81,424
Net Loss	-	-	-	-	-	-	-	(1,248,115)	(1,248,115)
Balance, December 31, 2023	425,000	425	437,742,050	$43,775	138,941	$14	$19,236,068	$(17,685,610)	$1,594,672

The accompanying notes are an integral part of these consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022
Cash flows provided by operating activities:
Net loss	$(1,248,115)	(1,892,891)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	162,976	149,120
Amortization of debt discount	10,312	5,304
Amortization of right-of-use asset	289,009	241,995
Common stock issued for services	-	47,501
Shares issued for royalty	-	30,000
Allowance (recovery) for doubtful accounts	25,870	-
Allowance for slow moving inventory	21,694	26,207
Allowance for Nomad recall	(160,500)	160,500
Stock Based Compensation – Options	81,424	951,414
Stock based compensation – stock grant	-	11,060
Shares issued for accrued interest in convertible notes	38,990	38,385
Changes in operating assets and liabilities
Change in accounts receivable, net	1,834	11,426
Change in accounts receivable – related parties	23,298	21,873
Change in inventory	401,385	(443,412)
Change in prepaid expenses and other current assets	(61,971)	99,017
Change in other assets	-	(16,626)
Change in accounts payable and accrued liabilities	(39,755)	85,073
Change in customer deposits and unearned revenue	88,206	23,596
Change in long term lease liability	(258,034)	(242,690)
Change in other liabilities	239,511	14,519
Change in accounts payable – related parties	9,039	272
Net cash used in operating activities	(374,827)	(678,357)

Cash flows provided by (used) in investing activities:
Cash used in asset acquisition	-	(30,000)
Cash used in purchase of fixed assets, net of debt	-	(21,124)
Purchase of fixed assets	(29,955)	(11,040)
Net cash used in investing activities	(29,955)	(62,164)

Cash flows from financing activities:
Proceeds from issuance of units	200,000	305,000
Proceeds from exercise of Warrants	-	265,000
Proceeds of related party demand note	225,000
Proceeds of convertible note	-	66,793
Repayment of debt	(73,533)	(54,988)
Net cash provided by financing activities	351,467	581,805

Net decrease in cash	(53,315)	(158,716)

Cash, beginning balance	484,427	643,143
Cash, end of Year	$431,112	484,427

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$39,712	42,496
Cash Paid for Income Taxes	$-	-

Supplemental disclosure of non-cash financing activities:
Operating lease obtained for operating lease liability	$-	$920,615
Common Stock issued for asset acquisition	$-	$120,000
Beneficial conversion feature on notes issued for acquisition	$-	$19,250
Fixed asset purchase through the issuance of debt	$-	$84,500
Prepayment for equipment through financing	$-	$63,689

The accompanying notes are an integral part of these financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

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

Going Concern – The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of issuance of these financial statements. We incurred net losses for the years ended December 31, 2023 and 2022 of $1,248,115 and $1,892,891, respectively. The Company had an accumulated deficit as of December 31, 2023 of $17,685,610.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per EIN. At December 31, 2023 and 2022, the Company had approximately $25,000 and $-0-, respectively, in excess of the FDIC insured limit.

Accounts receivable – The Company manufactures and sells its products to a broad range of customers, primarily retail stores. Few customers are provided with payment terms of 30 days. The Company has tracked historical loss information for its trade receivables and compiled historical credit loss percentages for different aging categories (current, 1–30 days past due, 31–60 days past due, 61–90 days past due, and more than 90 days past due).

In accordance with ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at December 31, 2023, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed significantly over time). As a result, management applied the applicable credit loss rates to determine the expected credit loss estimate for each aging category. Accordingly, the allowances for doubtful accounts totaled $54,427 and $28,558 at December 31, 2023 and 2022, respectively.

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

Goodwill

The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead, goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors such as macro-economic conditions, industry and market conditions, cost factors as well as other relevant events, to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company determines that the fair value is less than the carrying value, the Company will recognize an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. As of December 31, 2023 and 2022, there was no such impairment.

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

Unlike goodwill and indefinite-lived intangible assets, the accounting rules do not provide for an annual impairment test in determining whether fixed assets (e.g., property, plant, and equipment) and finite-lived intangible assets (e.g., customer lists) are impaired. Instead, they require that a triggering event occur before testing an asset for impairment. Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test involves a comparison of undiscounted cash flows against the carrying value of the asset as an initial test. If the carrying value of such asset exceeds the undiscounted cash flow, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value to determine the amount of the impairment. As of December 31, 2023 and 2022, there was no such impairment.

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

A breakdown of the total revenue between related party and non-related party revenue is as follows:

	2023	2022
Revenues	$6,773,974	$7,595,581
Revenues - related parties	806,824	981,791
Total Revenues	$7,580,798	$8,577,372

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

The breakdown of cost of sales to include cost of sales for related party and non-related party as well as the related party and non-related party royalty expense is as follows:

	2023	2022
Cost of revenues	$4,889,769	$5,055,947
Cost of revenues - related parties	387,160	462,297
Royalty expense - related parties	57,320	61,308
Royalty expense	138,643	203,620
Total cost of revenues	$5,472,892	$5,783,173

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

We categorize leases with contractual terms longer than twelve months as either operating or finance leases. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of December 31, 2023 and 2022. Our leases generally have terms that range from three years for equipment and three to six years for property. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

Supplemental balance sheet information related to leases was as follows:

Operating Leases	Classification	December 31, 2023	December 31, 2022
Right-of-use assets	Operating lease assets	$844,083	$1,133,092

Current lease liabilities	Current operating lease liabilities	$259,154	$269,046
Non-current lease liabilities	Long-term operating lease liabilities	615,915	864,057
Total lease liabilities		$875,069	$1,133,103

Lease term and discount rate were as follows:

	December 31, 2023.	December 31, 2022
Weighted average remaining lease term (years)	3.47	4.47
Weighted average discount rate	6.59%	6.82%

The components of lease costs were as follows:

	December 31, 2023	December 31, 2022
Operating lease cost	$109,125	$246,571
Variable lease cost	-	-
Total lease costs	$109,125	$246,571

Supplemental disclosures of cash flow information related to leases were as follows:

	December 31, 2023	December 31, 2022
Cash paid for operating lease liabilities	$468,138	$340,471
Operating right of use assets obtained in exchange for operating lease liabilities	$844,083	$920,615

Maturities of lease liabilities were as follows as of December 31, 2023:

	Trebor Industries Office Lease	BMG Office Lease	Submersible Systems Lease	Live Blue, Inc.	Total lease payments
2024	51,064	51,956	210,600	-	313,620
2025	-	-	216,397	-	216,397
2026	-	-	222,886	-	222,886
2027	-	-	229,566	-	229,566
Thereafter	-	-	19,177		19,177
Total	51,064	51,956	898,626	-	1,001,646
Less: Imputed interest	(2,549)	(2,593)	(121,435)	-	(126,577)
Present value of lease liabilities	$48,515	$49,363	777,191	$-	$875,069

Detailed information on leases can be found in Note 15.

Product development costs – Product development expenditures are charged to expenses as incurred.

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which they occur. Advertising and trade show expense incurred for the years ended December 31, 2023 and 2022, totaled $365,604 and $499,441, respectively.

Research and development costs – The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the years ended December 31, 2023 and 2022, the Company incurred research and development costs of $13,880 and $18,393, respectively.

Customer deposits and unearned revenue and returns policy – The Company typically takes a minimum 50% deposit against large tankfill systems prior to ordering and/or building the systems. It will also take deposits for large rescue tank orders for both domestic and international customers. The remaining balance due is payable upon delivery, shipment, or installation of the system. Additionally, returns of all other merchandise are subject to a 15% restocking fee as stated on each sales invoice. Customer deposits totaled $255,740 and $167,534 at December 31, 2023 and 2022, respectively.

Warranty policy – Under the provisions of the Financial Accounting Standards Board (“FASB”) ASC 460, Guarantor’s Guarantees, the Company accrues a liability for estimated warranty policy costs based on standard quantitative measures based on criteria established by the Company. Estimates of costs to service its warranty obligations are based on historical experience, expectation of future conditions and known product issues. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, revisions to the estimated warranty reserve would be required. The Company engages in product quality programs and processes, including monitoring and evaluating the quality of its suppliers, to help minimize warranty obligations. The Company provides its customers with an industry standard one year warranty on systems sold and recognizes a warranty allowance based on gross sales multiplied by the historical warranty expense return rate. The warranty allowance charged to cost of net revenues and is included in accrued expenses and is deemed sufficient to absorb any material or labor costs that might be incurred on sales recorded during the period. The Company recorded a allowance for warranty work of $40,468 and $27,651 at December 31, 2023 and 2022, respectively.

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

During the years ended December 31, 2023 and 2022, the Company recognized share based compensation with a fair value of $81,424 and $962,446, respectively.

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

Level 2 - Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model- derived valuations in which all significant inputs and significant value drivers are observable in active markets.

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

At December 31, 2023, and 2022, the carrying amount of cash, accounts receivable, accounts receivable – related parties, accounts payable and accrued liabilities, accounts payable-related parties, customer deposits and unearned revenue, other liabilities, lease liabilities, loans payable and convertible debentures, approximate fair value because of the short maturity of these instruments.

Loss per common share – Basic loss per share excludes any dilutive effects of options, warrants and convertible securities. Basic loss per share is computed using the weighted- average number of outstanding common shares during the applicable period. Diluted loss per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. At December 31, 2023 and December 31, 2022, 107,761,177 and 266,722,242, respectively, potentially dilutive shares were not recognized as their inclusion would be anti-dilutive. These shares reflect shares potentially issuable under convertible note agreements, outstanding warrants, outstanding stock options and the conversion of preferred stock.

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

Note 2. Inventory

Inventory consists of the following as of:

	December 31,
	2023	2022

Raw materials	$1,063,888	$1,207,957
Work In Process	63,258	80,727
Finished goods	1,004,160	1,302,995
Rental Equipment	55,893	55,893
Allowance for Obsolete or Excess Inventory	(188,392)	(225,687)
Total Inventory, net	$1,998,807	$2,421,885

As of December 31, 2023 and 2022, the Company recorded allowances for obsolete or slow moving inventory of approximately $188,392 and $225,687, respectively.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2023	2022

Prepaid inventory	$109,943	$42,660
Prepaid expenses and other current assets	80,469	149,470
Total prepaid expenses and other current assets	$190,412	$192,130

Note 4. Property and Equipment, Net

Property and equipment consist of the following as of:

	December 31,
	2023	2022

Tooling and equipment	$661,951	$586,597
Computer equipment and software	51,770	40,621
Vehicles	79,557	79,557
Leasehold improvements	62,927	65,748
Total property and equipment	856,206	777,523
Less: accumulated depreciation and amortization	(513,525)	(432,977)
Total property and equipment, net	$342,681	$339,546

Depreciation and amortization expense totaled $155,837 and $149,120 for the years ended December 31, 2023 and 2022, respectively. Included in the depreciation and amortization expense for the year ending December 31, 2023 and 2022 is $76,394 and $80,597 for amortization of intangible assets, respectively.

Note 5. Other Assets

Other assets at December 31, 2023 and December 31, 2022 of $30,724 consisted of refundable deposits.

Note 6. Customer Credit and Vendor Concentrations

The Company sells to three entities owned by the brother of Robert M. Carmichael and three companies owned by Robert M. Carmichael as further discussed in Note 7 - Related Parties Transactions. Combined sales to these six entities for the years ended December 31, 2023 and 2022, represented 10.6% and 11.4%, respectively, of total net revenues.

Related Parties represented concentration in outstanding accounts receivable of 8.6% of total outstanding accounts receivable as of December 31, 2023 and 10.1% as of December 31, 2022. Brownie’s Global Logistics, LLC represented concentration in outstanding accounts receivable of less than 10% of total outstanding accounts receivable as of December 31, 2023 and 2022.

Additionally, the Company has a non-related party customer, Amazon, that represented 4.8% of total outstanding accounts receivable as of December 31, 2023.

Revenue from Amazon accounted for 10.5% of revenue for the twelve months ended December 31, 2023, and 12% of total revenue for the year ended December 31, 2022, respectively.

The Company has one vendor that for the year ended December 31, 2023, and two vendors for the year ended December 31, 2022, that supplied more than 10% each of the Company’s overall purchases. L&W supplied 14.4% of overall purchases for the year ended December 31, 2023. Tian Li He Technology supplied 11.9% of overall purchases and L&W supplied 11.7% of overall purchases for the year ended December 31, 2022.

Note 7. Related Party Transactions

We sell products to Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, companies owned by the brother of Robert Carmichael. Combined net revenues from these entities for the years December 31, 2023 and 2022, totaled $806,824 and $981,791, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2023, were $12,766, $11,927 and $6,790, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2022, were $16,875, $6,773 and $15,532, respectively.

We also sell products to Brownie’s Global Logistics, LLC (“BGL”) and 940 Associates, Inc. (“940 A”), entities wholly-owned by Robert Carmichael. Combined net revenues from these three entities for the years ended December 31, 2023 and 2022 were $1,799 and $4,646, respectively. In addition, from time to time Mr. Carmichael purchases products from us for his personal use. Accounts receivable from BGL, 940 A and Mr. Carmichael totaled $647 at December 31, 2023 and $2,408 at December 31, 2022.

We owed BGL $-0- and $2,980 at December 31, 2023 and 2022, respectively, which represents purchase of inventory including batteries for Sea Lion (battery operated unit) and Honda engines for our regular gasoline powered units. As of December 31, 2023, the Company also had an amount due of $5,000 to Mr. Carmichael for an advance to BLU3,Inc. The Company also had an amount due of $441 to Robert Carmichael and $476 to Blake Carmichael as of December 31, 2023.

We are a party to an exclusive license agreement, dated February 22, 2005, with 940 A to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. The agreement provides for a royalty to be paid equal to the greater of 2.5% on all sales of Trebor or $15,000 per quarter. Total royalty fees paid to 940 A in the years ended December 31, 2023 and 2022 totaled $31,993 and $61,308, respectively. The Company had accrued royalties of $2,238 and $2,845 for the years ended December 31, 2023 and 2022, respectively.

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

Effective July 29, 2019 the Company agreed to pay the members of the Company’s Board of Directors, including Mr. Carmichael, a management director, an annual fee of $18,000 for serving on the Company’s Board of Directors for the year ending December 31, 2019. As of December 31, 2021, the Company had accrued $112,500 in Board of Directors’ fees. On August 21, 2020 the Company’s Board of Directors approved the continuation of the 2019 Board compensation policy for the year ending December 31, 2023. As of December 31, 2023, the Company accrued an additional $36,000 in Board of Directors’ fees for a total of $184,500 in accrued fees.

On April 14, 2020 the Company entered into a Non-Qualified Stock Option Agreement with Mr. Carmichael. Under the terms of the option agreement, as additional compensation the Company granted Mr. Carmichael an option to purchase up to an aggregate of 125,000,000 shares of the Company’s common stock at an exercise price of $.045 per share. During the years ended December 31, 2023 and December 31, 2022 the Company expensed $-0- and $655,516 in relation to this option agreement, respectively. As of December 31, 2023, the aggregate total of 125,000,000 options expired on April 30, 2023.

Also, on November 5, 2020 the Company entered into a Non-Qualified Option Agreement with Mr. Constable. Under the terms of this option agreement, as additional compensations, the Company granted an option (the “Bonus Option”) to purchase up to an aggregate of 30,000,000 shares of the Company’s common stock at an exercise price of $.0184 per share. During the years ended December 31, 2023 and December 31, 2022, the Company expensed $-0- and $63,267, respectively. As of December 31, 2023, there were 5,000,000 shares vested from this option.

On August 1, 2021 as part of the Blake Carmichael Agreement (see Note 15) the Company entered into a Non-Qualified Stock Option agreement with Blake Carmichael. Under the terms of the Blake Carmichael agreement, Blake Carmichael is entitled to (i) a five-year option to purchase 3,759,400 shares of the Company’s common stock at an exercise price of $0.0399 (the “BC Compensation Options”), 33.3% of the shares subject to the Option vest upon the execution of the agreement, 33% at the first anniversary date and 33% upon the second anniversary date and (ii)(ii) a 5-year option to purchase up to 18,000,000 shares to vest annually on a contract year basis, based upon the achievement of certain financial metrics tied to revenue and EBITDA, which for the years ended December 31, 2023 and December 31, 2022 the Company expensed $49,448 and $49,448, respectively.

On February 2, 2022, the Company issued Charles Hyatt, a director, 10,000,000 shares upon the exercise of a warrant at $0.025 per share in consideration of $250,000.

On February 2, 2022, the Company issued Grace Hyatt, the adult child of Charles Hyatt, a director, 600,000 shares upon the exercise of a warrant at $0.025 per share in consideration of $15,000

On November 5, 2022 the Company entered into a Non-Qualified Stock Option agreement with Christopher Constable as part of his employment agreement as the Company’s Chief Executive Officer. Under the terms of the option agreement, the Company granted Mr. Constable a five-year option to purchase 3,968,254 shares of the Company’s common stock at an exercise price of $.0252 the “Compensation Options”. The Compensation Options were immediately vested. The fair value of the options on the date of the grant was $95,969 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate of .4.64%, (ii) expected life of 2.5 years, (iii) dividend yield of 0% and (iv) expected volatility of 256%. Stock option expense recognized during the years ended December 31, 2023 and December 31, 2022 for this option was $-0- and $95,969, respectively.

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

On December 18, 2023, the Company issued an on demand promissory note of $25,000 to to Robert Carmichael for funds to meet the working capital needs of BLU3. The promissory note bears no interest and is payable on demand.

On March 31, 2023, the Company issued 61,677 shares of common stock to Robert Carmichael for payment of interest on the convertible demand note for the three months ending March 31, 2023. The fair value of these shares was $1,336.

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

On December 31, 2023, the Company issued 61,677 shares of common stock to Robert Carmichael for payment of interest on the convertible demand note for the three months ending December 31, 2023. The fair value of these shares was $1,287.

Note 8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the following as of:

	December 31, 2023	December 31, 2022

Accounts payable trade and other	$491,424	$504,393
Accrued payroll and fringe benefits	236,590	262,113
Accrued warranty expense	40,468	27,651

Accrued Sales Tax	21,220	35,299
Accrued interest	-	-
	$789,702	$829,456

Balances due certain vendors are in arrears to varying degrees. The Company is handling all delinquent accounts on a case-by-case basis.

Note 9. Other Liabilities

Other liabilities consist of the following as of:

	December 31, 2023	December 31, 2022

Accrued expenses	$267,454	$63,943
Accrued recall reserve fee	-	160,500
Accrued Board of Directors fees	184,500	148,500
	$451,954	$372,943

Further information regarding the recall reserve fee can be found in note 15.

Note 10. Convertible Promissory Notes and Loans Payable

Convertible Promissory Notes

Convertible Promissory Notes consist of the following at December 31, 2023:

			Origination	Original	Period End	Period End	Period End	Accrued
Origination	Maturity	Interest	Principal	Discount	Principal	Discount	Balance,	Interest
Date	Date	Rate	Balance	Balance	Balance	Balance	Net	Balance	Reg.
9/03/21	9/03/24	8%	$346,500	$(12,355)	$346,500	$(3,087)	$343,413	-	(1)
9/03/21	9/03/24	8%	$3,500	$(125)	3,500	(42)	3,458	-	(2)
9/30/22	Demand	8%	$66,793	$(19,250)	71,734	(19,250)	52,484	-	(3)
					$421,734	$(22,379)	$399,355	$-

A breakdown of current and long-term amounts due are as follows for the convertible promissory notes as of December 31, 2023:

	Summit Holdings V,	Tierra Vista Partners,	Robert Carmichael
	LLC Note	LLC Note	Note	Total
2023	$-	$-	$71,734	$71,734
2024	346,500	3,500	-	350,000
Discount	(3,087)	(42)	(19,250)	(22,379)
Total Loan Payments	$343,413	$3,458	$52,484	$399,355
Current Portion of Loan Payable	$(343,413)	$(3,458)	$(52,484)	$(399,355)
Non-Current Portion of Loan Payable	$-	$-	$-	$-

(1)	On September 3, 2021, the Company issued a $346,500 note payable to Summit Holding V, LLC as part of the acquisition of SSI. The note carries 8% unsecured convertible promissory note, due September 3, 2024. Payments on the note are to be equivalent to 50% of the adjusted net profit of Submersible Systems, Inc., payable calendar quarterly commencing on December 31, 2021. Interest is payable in company stock at the conversion price of $0.051272 and shall be paid quarterly. The note holder may convert any outstanding principal and unpaid interest at a conversion rate of $0.051272 at any time up to the maturity date of the note. The Company recorded $12,355 for the beneficial conversion feature.
(2)	On September 3, 2021, the Company issued a three-year 8% unsecured convertible promissory note for $3,500 to Tierra Vista Partners, LLC as part of the acquisition of SSI. Payments on the note are to be equivalent to 50% of the adjusted net profit of SSI, payable calendar quarterly commencing on December 31, 2021. Interest is payable quarterly in common stock of the Company at the conversion price of $0.051272 per share. The note holder may convert any outstanding principal and unpaid interest at a conversion rate of $0.051272 at any time up to the maturity date of the note. The Company recorded $125 for the beneficial conversion feature.
(3)	On September 30, 2022, the Company issued a convertible demand 8% promissory note in the principal amount of $66,793 to Robert Carmichael for funds to meet the working capital needs of LBI. There is no amortization schedule for the note, and interest is payable in shares of common stock of the Company at a conversion price equal to the 90 day VWAP of the Company’s stock prior to the quarterly interest payment date. This note is classified as a current liability as the note holder may demand payment or convert the outstanding principal at a conversion rate of $0.021 per share at any time. The Company recorded $19,250 for the beneficial conversion feature.

Payment Amortization
2024	$346,500
Total Note Payments	$346,500
Current portion of note payable	(346,500)
Non-Current Portion of Notes Payable	$-

(2)	On September 3, 2021, the Company issued a three-year 8% unsecured convertible promissory note for $3,500 to Tierra Vista Partners, LLC as part of the acquisition of SSI. Payments on the note are to be equivalent to 50% of the adjusted net profit of SSI, payable calendar quarterly commencing on December 31, 2021. Interest is payable quarterly in common stock of the Company at the conversion price of $0.051272 per share. The note holder may convert any outstanding principal and unpaid interest at a conversion rate of $0.051272 at any time up to the maturity date of the note. The Company recorded $125 for the beneficial conversion feature.

Payment Amortization
2024	$3,500
Total Note Payments	$3,500
Current portion of note payable	(3,500)
Non-Current Portion of Notes Payable	$-

(3)	On September 30, 2022, the Company issued a convertible demand 8% promissory note in the principal amount of $66,793 to Robert Carmichael for funds to meet the working capital needs of LBI. There is no amortization schedule for the note, and interest is payable in shares of common stock of the Company at a conversion price equal to the 90 day VWAP of the Company’s stock prior to the quarterly interest payment date. This note is classified as a current liability as the note holder may demand payment or convert the outstanding principal at a conversion rate of $0.021 per share at any time. The Company recorded $19,250 for the beneficial conversion feature.

Loans Payable

	Marlin Capital BLU3 ()	Mercedes BMG (1)	Navitas 1 BLU3 (2)	PPP Loan BMG ()	PPP loan SSI ()	NFS SSI (3)	Navitas 2 BLU3 (4)	Total

2024	-	11,168	16,629	-	-	26,279	21,228	75,304
2025	-	8,687	15,845	-	-	12,328	21,789	58,649
2026	-	-	6,007	-	-	-	-	6,007
Total Loan Payments	$-	$19,855	$38,481	$-	$-	$38,607	$44,839	$139,960
Current Portion of Loan Payable	$-	$(11,168)	$(16,629)	$-	$-	$(26,279)	$(21,228)	$(75,304)
Non-Current Portion of Loan Payable	$-	$8,687	$21,852	$-	$-	$12,328	$21,789	$64,656

(1)	On August 21, 2020, the Company executed an installment sales contract with Mercedes Benz Coconut Creek for the purchase of a 2019 Mercedes Benz Sprinter delivery van. The installment agreement is for $55,841 with a zero interest rate payable over 60 months with a monthly payment of $931 and is personally guaranteed by Mr. Carmichael. The loan balance as of December 31, 2023 was $19,855 and $31,023 as of December 31, 2022.

(2)	On May 19, 2021, subsidiary BLU3, executed an equipment finance agreement to finance the purchase of certain plastic molding equipment through Navitas Credit Corp. (“Navitas”). The amount financed is $75,764 payable over 60 equal monthly installments of $1,611 (the “Navitas 1”). The equipment finance agreement contains customary events of default. The loan balance as of December 31, 2023 was $38,481 and $54,930 as of December 31, 2022.

(3)	On June 29, 2022, SSI executed an equipment financing agreement with NFS Leasing (“NFS Leasing”) to secure replacement production molds. The total purchase price of the molds was $84,500 of which $63,375 was financed by NFS Leasing on August 15, 2022. The financing agreement has a 33 month term beginning in August 2022 with a monthly payment of $2,571. The financing agreement contains customary events of default, is guaranteed by the Company and NFS Leasing has a lien on all of the assets of SSI. The loan balance as of December 31, 2023 and December 31, 2022 was $38,607 and $60,804, respectively.

(4)	On December 12, 2022, BLU3 executed an equipment finance agreement to finance the purchase of certain plastic molding equipment through Navitas Credit Corp. (“Navitas”). The amount financed is $63,689 payable over 36 equal monthly installments of $2,083 (“Navitas 2”). The equipment finance agreement contains customary events of default. The loan balance as of December 31, 2023 was $44,839 and $63,689 as of December 31, 2022.

Note 11. Business Combinations

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

While the agreement was structured as an asset purchase agreement, we also assumed the operations of Gulf Coast Scuba resulting in the recognition of a business combination. During 2023 we recognized revenue of $302,724 and net loss of ($88,561) associated with this business. The business combination was not material for purposes of disclosing pro forma financial information. In connection with this transaction, we recognized the following assets and liabilities:

Fair Value
Rental Inventory	$48,602
Fixed Assets	50,579
Retail Inventory	60,819
Right of use asset	29,916
Lease liability	(29,916)
Net Assets Acquired	$160,000

Note 12. Goodwill and Intangible Assets, Net

The following table sets forth the changes in the carrying amount of the Company’ Goodwill for the years ended December 31, 2023 and 2022:

	2023	2022
Balance, January 1	$249,986	$249,986
Acquisitions of Submersible Systems, Inc.	-	-
Balance, December 31	$249,986	$249,986

The following table sets forth the components of the Company’s intangible assets at December 31, 2023:

	Amortization Period (Years)	Cost	Accumulated Amortization	Net Book Value
Intangible Assets Subject to amortization
Trademarks	15	$121,000	$(18,779)	$102,221
Customer Relationships	10	600,000	(140,000)	460,000
Non-Compete Agreements	5	22,000	(10,266)	11,734
Total		$743,000	$(169,045)	$573,955

The aggregate amortization remaining on the intangible assets as of December 31, 2023 is a follows:

Intangible Amortization
2024	$72,467
2025	72,467
2026	72,467
2027	71,367
Thereafter	$285,187
Total	$573,955

Note 13. Stockholders’ Equity Common Stock

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

On September 7, 2022, the Company issued to two accredited investors, 8,541,666 units of the Company, with each unit consisting of one share of common stock and a two- year common stock purchase warrant to purchase one share of common stock at an exercise price of $0.024 per share in consideration of $205,000. The Company did not pay any fees or commissions in connection with the sale of the units.

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

On March 31, 2023, the Company issued 61,677 shares of common stock to Robert Carmichael for payment of interest on the convertible demand note for the three months ending March 31, 2023. The fair value of these shares was $1,336.

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

On December 31, 2023, the Company issued 61,677 shares of common stock to Robert Carmichael for payment of interest on the convertible demand note for the three months ending December 31, 2023. The fair value of these shares was $1,287.

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

Equity Compensation Plan Information as of December 31, 2023:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted – average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans Approved by Security Holders	3,275,000	$.0400	21,725,000
Equity Incentive Options issued outside of the Equity Compensation Plan	64,164,637	.0293	—
Total	67,439,637	$.0298	21,725,000

Options

The Company has issued options to purchase approximately 67,439,637 shares at an average price of $0.029 with a fair value of approximately $99,000. For the years ended December 31, 2023 and 2022, the Company issued options to purchase -0- and 5,710,901 shares, respectively. Upon exercise, shares of new common stock are issued by the Company.

For the years ended December 31, 2023 and 2022, the Company recognized an expense of approximately $81,424 and $951,400, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a Black-Scholes option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. The Company uses straight-line amortization of compensation expense over the requisite service period for time-based options. For performance-based options the Company evaluates the likelihood of a vesting qualification being met, and will establish the expense based on that evaluation. The maximum contractual term of the Company’s stock options is 5 years. The Company recognizes forfeitures as they occur. There are options to purchase approximately 41,057,753 shares that have vested as of December 31, 2023.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the Black-Scholes option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Year ended December 31,
	2023	2022
Expected volatility	172.0% - 346.4%	215.2% – 266.8%
Expected term	1.5 – 5.0 Years	2 - 2.50 Years
Risk-free interest rate	0.16% - 4.64%	0.3% - 1.4%
Forfeiture Rate	0.17%	0.17%

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

A summary of the status of the Company’s outstanding stock options as of December 31, 2023 and 2022 and changes during the periods ending on that date is as follows

			Weighted
	Weighted		Average
	Average		Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value
Outstanding at December 31, 2021	233,128,266	$0.0362	2.23
Granted	5,710,901	0.0281
Forfeited	(400,000)	0.0354
Exercised	-	-
Cancelled	-	-
Outstanding – December 31, 2022	238,439,167	$0.0362	1.43
Exercisable – December 31, 2022	111,558,754	$0.0321	1.33	$68,994

Granted	-	-
Forfeited	(170,999,530)	0.0379
Exercised	-	-
Cancelled	-	-
Outstanding – December 31, 2023	67,439,637	$0.0360	1.43
Exercisable – December 31, 2023	41,057,753	$0.0211	0.81	$-

The following table summarizes information about employee stock options outstanding at December 31, 2023

Range of Exercise Price	Number outstanding at December 31, 2023	Weighted average remaining life	Weighted average exercise price	Number exercisable at December 31, 2023	Weighted average exercise price	Weighted average remaining life
$ 0.018 - $0.0225	35,295,237	0.58	$0.0180	35,295,237	$0.0180	0.58
$ 0.0229 - $0.0325	1,050,000	2.39	$0.0324	1,037,500	$0.0325	2.38
$ 0.0360 - $0.0425	23,009,400	2.54	$0.0398	3,750,016	$0.0391	2.29
$ 0.0440 - $0.0531	8,085,000	2.56	$0.0529	975,000	$0.0517	1.71
Outstanding options	67,439,637	1.51	$0.0360	41,057,753	$0.0211	0.81

As of December 31, 2023, the Company had approximately $1,504,700 of unrecognized pre-tax non-cash compensation expense related to options to performance based options to purchase shares, which the Company expects to recognize, based on a weighted-average period of 2.1 years. The Company uses straight-line amortization of compensation expense over the requisite service period for time-based options. For performance-based options the Company evaluates the likelihood of a vesting qualification being met, and will establish the expense based on that evaluation. Stock option expense recognized during the year ended December 31, 2023 and December 31, 2022 was $81,424 and 951,414, respectively.

Warrants

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

A summary of the Company’s warrants as of December 31, 2023 and 2022, and changes during the years ended December 31, 2023 and 2022 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life in Years	Value
Outstanding at December 31, 2021	-	$-	-
Granted	14,255,951	0.0214
Forfeited	-	-
Exercised	-	-
Cancelled	-	-
Outstanding – December 31, 2022	18,255,951	$0.0245	1.55
Exercisable – December 31, 2022	18,255,951	$0.0245	1.55	$12,000

Granted	11,428,570	0.0175
Forfeited	(4,000,000)	-
Exercised	-	-
Cancelled	-	-
Outstanding – December 31, 2023	25,684,521	$0.0247	0.93
Exercisable – December 31, 2023	25,684,521	$0.0247	0.93	$-

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

The components of the provision for income tax expense are as follows for the years ended:

	December 31,
	2023	2022
Current taxes
Federal	$—	$—
State	—	—
Current taxes	—	—
Change in deferred taxes	347,400	680,108
Change in valuation allowance	(347,400)	(680,108)

Provision for income tax expense	$—	$—

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2023 and 2022:

	December 31,
	2023	2022
Deferred tax assets:
Equity based compensation	$416,237	$395,600
Allowance for doubtful accounts	13,800	7,200
Reserves for slow moving inventory	47,800	42,200
Depreciation	23,800	13,800
Reserve for recall	3,200	(33,700)
Net operating loss carryforward	2,027,000	1,759,300
Total deferred tax assets	2,531,800	2,218,100
Deferred tax liabilities
Reserve for recall	-	(33,700)
Total deferred tax asset (liability)	-	(33,700)
Total deferred tax	2,531,800	2,184,400
Valuation allowance	(2,531,800)	(2,184,400)

Deferred tax assets, net of valuation allowance	$-	$-

The effective tax rate used for calculation of the deferred taxes as of December 31, 2023 was 25.35%. The Company has established a 100% valuation allowance against deferred tax assets of approximately $2,531,800, due to the uncertainty regarding realization reserve against the deferred tax assets. The change in valuation allowance was an increase of $347,400. The Company has approximately $3,346,650 of net loss carryforward that expire through 2037 and $4,651,143 that carryforward indefinitely but is limited to 80% of taxable income in any one year.

The effective tax rate used for calculation of the deferred taxes as of December 31, 2022 was 25.35%. The Company has established a 100% valuation allowance against deferred tax assets of $2,184,400 due to the uncertainty regarding realization reserve against the deferred tax assets. The change in valuation allowance was an increase of $347,400.

The significant differences between the statutory tax rate and the effective tax rates for the Company for the years ended are as follows:

	December 31,
	2023	2022
Statutory tax rate	(21.00)%	(21.00)%
State tax, net of Federal benefits	(4.28)%	(4.30)%
Permanent differences	0.21%	0.07%
Temporary differences	3.68%	10.90%
Change in valuation allowance	21,39%	14.35%
Effective tax rate	—%	—%

The Company’s income tax returns for 2019 through 2023 remain subject to examination by the Internal Revenue Services and state tax authorities.

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

Royalty Agreement

On June 30, 2020, the Company entered into Amendment No. 2 to its Patent License Agreement with Setaysha Technical Solutions, LLC (“STS”). The amendment set certain limits and expectations of the assistance from STS related to designing and commercializing certain diving products and revised the royalty payments due to STS as consideration for uncompensated services. The Company is obligated to pay STS a minimum yearly royalty of $60,000, or $15,000 per fiscal quarter, beginning in December 2019 and increasing by 2.15% per year. The minimum royalty was temporarily increased to $60,000 for fiscal years 2022, 2023 and 2024, with a fourth quarter true up against earned royalties. In addition, if the Company terminates the Agreement with STS prior to December 31, 2023, the Company is obligated to pay STS $180,000, less cumulative royalties paid in excess of $200,174 for the years 2019 through 2024. In accordance with the amendment, the Company will pay additional minimum royalties of $60,000 per year or $15,000 per quarter for the years 2022 through 2024. On November 1, 2022 the Company issued to the designees of STS 1,155,881 shares of common stock with a fair value of $30,000 in accordance with the Patent License Agreement. Royalty recorded under this Agreement was $138,643 and $203,621 for twelve months ended December 31, 2023 and December 31, 2022, respectively. As included in other liabilities, accrued royalties under this agreement were $41,151 and $18,870 at December 31, 2023 and 2022, respectively.

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

On June 24, 2023, Christopher Constable submitted his resignation as Chief Executive Officer of Brownie’s Marine Group, Inc., a Florida corporation (the “Company”) effective July 7, 2023. Mr. Constable will remain a member of the Company’s Board of Directors and in a consulting capacity until further notice. Mr. Constable’s resignation did not arise from any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

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

On December 22, 2022, the U.S. Consumer Products Safety Commission (the “CPSC”) issued a voluntary recall notice for the Nomad tankless dive system, which is distributed by BLU3, Inc. As part of the recall procedure, the CPSC has approved the Company’s proposed remedy for the recall and BLU3 will begin to receive units back from consumers to repair affected Nomad units. The Company has evaluated the costs of this recall and has deemed it necessary to set an allowance of $160,500 for such costs. In 2023 the Company finalized the recall and adjusted the reserve down to approximately $86,300 to reflect the actual impact on the Company’s financial condition.

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

Note 16. Subsequent Events

On February 8, 2024, Brownies Marine Group, Inc. (the “Company”), issued a promissory note (the “Note”) to Charles Hyatt, a director of the Company (the “Lender”) in the principal amount of $280,000. The Note bears interest is payable in monthly installments at the rate of 9.9%per annum and matures on August 7, 2024.

The proceeds of the Note will primarily be used for general working capital purposes.

Events of default on the Note include insolvency and failure to pay principal or interest when due and upon the occurrence of an event of default as described in the Note, the outstanding interest and principal will become immediately due and payable. The default interest rate on the Note is 18%. The Note can be repaid at any time without penalty or premium.

