Form 10-Q
period 2024-03-31
Brownie's Marine Group, Inc
filed 2024-07-17
CIK 1166708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of July 17, 2024, there were 439,805,747 shares of common stock outstanding.

NOTE REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward- looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs.

You should read thoroughly this Quarterly Report with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 9, 2024, which risk factors could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by applicable law.

PART I

ITEM 1. FINANCIAL STATEMENTS

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash	$238,754	$431,112
Accounts receivable – net of allowances of $52,660 in 2024 and $54,427 in 2023	162,054	84,140
Accounts receivable - related parties	23,105	32,130
Inventory, net	1,967,272	1,998,807
Prepaid expenses and other current assets	267,204	190,412
Total current assets	2,658,389	2,736,601

Property, equipment and leasehold improvements, net	327,590	342,681
Operating lease assets	777,478	844,083
Intangible assets, net	555,839	573,955
Goodwill	249,986	249,986
Other assets	30,724	30,724

Total assets	$4,600,006	$4,778,030

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$711,616	$789,702
Accounts payable - related parties	52,173	46,578
Customer deposits and unearned revenue	204,905	255,740
Other liabilities	472,300	451,954
Operating lease liabilities	227,008	259,154
Related party convertible demand note, net	54,088	52,484
Convertible notes	347,793	346,871
Current maturities long term debt	82,478	75,304
Related party notes payable	505,000	225,000
Total current liabilities	2,657,361	2,502,787

Loans payable, net of current portion	78,273	64,656
Operating lease liabilities	581,986	615,915
Total liabilities	3,317,620	3,183,358

Commitments and contingent liabilities (see note 8)

Stockholders’ equity
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding as of March 31, 2024 and December 31, 2023.	425	425
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; 437,940,254 shares issued and outstanding at March 31, 2024 and 437,742,050 shares issued and outstanding at December 31, 2023, respectively.	43,795	43,775
Common stock payable 138,941 shares and 138,941 shares, respectively as of March 31, 2024 and December 31, 2023.	14	14
Additional paid-in capital	19,259,478	19,236,068
Accumulated deficit	(18,021,326)	(17,685,610)
Total stockholders’ equity	$1,282,386	$1,594,672

Total liabilities and stockholders’ equity	$4,600,006	$4,778,030

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31,

(unaudited)

	2024	2023
Net revenues
Net revenues	$1,492,299	$1,427,963
Net revenues - related parties	115,223	211,090
Total net revenues	1,607,522	1,639,053

Cost of net revenues
Cost of net revenues	889,918	1,071,068
Cost of net revenues - related parties	53,124	108,925
Royalties expense - related parties	9,061	10,212
Royalties expense	67,984	34,823
Total cost of revenues	1,020,087	1,225,028

Gross profit	587,435	414,025

Operating expenses
Selling, general and administrative	899,821	726,220
Research and development costs	3,378	529
Total operating expenses	903,199	726,749

Loss from operations	(315,764)	(312,724)

Other (income) expense, net
Interest expense	(19,952)	(15,198)
Total other (income) expense - net	(19,952)	(15,198)

Loss income before provision for income taxes	(335,716)	(327,922)

Provision for income taxes	-	-

Net loss	$(335,716)	$(327,922)

Basic loss per common share	$(0.00)	$(0.00)
Diluted loss per common share	$(0.00)	$(0.00)

Basic weighted average common shares outstanding	437,864,048	427,289,742

Diluted weighted average common shares outstanding	437,864,048	427,289,742

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(unaudited)

	Preferred Stock		Common Stock		Common Stock Payable		Additional		Total
	Shares		Shares				Paid-in	Accumulated	Stockholders
	Outstanding	Par	Outstanding	Par	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	425,000	$425	437,742,050	$43,775	138,941	$14	$19,236,068	$(17,685,610)	$1,594,672
Shares issued for accrued interest in convertible notes	-	-	198,204	20	-		10,987	-	11,007
Stock Option Expense	-	-	-	-	-	-	12,423	-	12,423
Net Loss	-	-	-	-	-	-	-	(335,716)	(335,716)
Balance, March 31, 2024 (unaudited)	425,000	425	437,940,254	$43,795	138,941	$14	$19,259,478	$(18,021,326)	$1,282,386

	Preferred Stock		Common Stock		Common Stock Payable		Additional		Total
	Shares		Shares				Paid-in	Accumulated	Stockholders
	Outstanding	Par	Outstanding	Par	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2022	425,000	425	425,520,662	$42,553	138,941	$14	$18,916,876	$(16,437,495)	$2,522,373
Shares issued for the purchase of units	-	-	11,428,570	1,143	-	-	198,857	-	200,000
Shares issued for accrued interest in convertible notes	-	-	198,204	20	-	-	8,316	-	8,336
Stock Option Expense	-	-	-	-	-	-	11,034	-	11,034
Net Loss	-	-	-	-	-	-	-	(327,922)	(327,922)
Balance, March 31, 2023 (unaudited)	425,000	425	437,147,436	$43,716	138,941	$14	$19,135,083	$(16,765,417)	$2,413,821

The accompanying notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(unaudited)

	2024	2023
Cash flows provided by operating activities:
Net loss	$(335,716)	$(327,922)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	40,768	36,966
Amortization of debt discount	3,763	2,764
Amortization of right-of-use asset	66,605	75,765
Reserve for Nomad recall	-	(74,200)
Stock Based Compensation - Options	12,423	11,034
Stock based compensation - stock grant	-	8,336
Changes in operating assets and liabilities
Change in accounts receivable, net	(76,147)	(53,898)
Change in accounts receivable - related parties	9,025	(44,405)
Change in inventory	31,176	206,024
Change in prepaid expenses and other current assets	(76,792)	(6,419)
Recovery of bad debt	(1,767)	-
Change in reserve of slow moving inventory	359	-
Change in other assets	-	-
Change in accounts payable and accrued liabilities	(67,079)	(132,934)
Change in customer deposits and unearned revenue	(50,835)	62,412
Change in long term lease liability	(66,075)	(72,399)
Change in other liabilities	20,346	8,756
Change in accounts payable - related parties	5,595	(13,761)
Net cash used in operating activities	(484,351)	(313,881)

Cash flows used in investing activities:
Purchase of fixed assets	(7,561)	(5,069)
Net cash used in investing activities	(7,561)	(5,069)
Cash flows from financing activities:
Proceeds from issuance of units	-	200,000
Proceeds of related party demand note	280,000	-
Proceeds from long term debt	32,274	-
Repayment of debt	(12,720)	(17,842)
Net cash provided from in financing activities	299,554	182,158

Net decrease in cash	(192,358)	(136,792)

Cash, beginning balance	431,112	484,427
Cash, end of period	$238,754	347,635

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$8,944	6,860
Cash Paid for Income Taxes	$-	-

Supplemental disclosure of non-cash financing activities:
Common Stock issued for payment of convertible note interest	11,007	8,336
Equipment obtained through financing	$-	$63,689

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2024

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The balance sheet as of December 31, 2023 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for a broader discussion of the Company’s business and the risks inherent in such business. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending December 31, 2024.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per EIN. At March 31, 2024 and December 31, 2023, the Company had approximately $0 and $25,000 in excess of the FDIC insured limit.

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

In accordance with ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at March 31, 2024, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed significantly over time). As a result, management applied the applicable credit loss rates to determine the expected credit loss estimate for each aging category. Accordingly, the allowance for expected credit losses at March 31, 2024 and December 31, 2023 totaled $52,660 and $54,427, respectively.

Inventory

Inventory consists of the following:

	March 31, 2024 (unaudited)	December 31, 2023

Raw materials	$1,116,667	$1,063,888
Work in process	57,460	63,258
Finished goods	926,003	1,004,160
Rental Equipment	55,893	55,893
Allowance reserve	(188,751)	(188,392)
Inventory, net	$1,967,272	$1,998,807

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

A breakdown of the total revenue between related party and non-related party revenue is as follows:

	Three months ended March 31
	2024	2023
	(unaudited)	(unaudited)
Revenues	$1,492,299	$1,427,963
Revenues - related parties	115,223	211,090
Total Revenues	$1,607,522	$1,639,053

Cost of Sales

Cost of sales consists of the cost of the components of finished goods, the costs of raw materials utilized in the manufacture of products, in-bound and out- bound freight charges, direct manufacturing labor as well as certain internal transfer costs, warehouse expenses incurred prior to the manufacture of the Company’s finished products, inventory allowance for excess and obsolete products, and royalties paid on licensing agreements. Components account for the largest portion of the cost of sales. Components include plastic molded parts, gas powered engines, aluminum pressure bottles, electronic parts, batteries and packaging materials.

The breakdown of cost of sales to include cost of sales for related party and non-related party as well as the related party and non-related party royalty expense is as follows:

	Three months ended March 31
	2024	2023
	(unaudited)	(unaudited)
Cost of revenues	$889,918	$1,071,068
Cost of revenues - related parties	53,124	108,925
Royalties expense - related parties	9,061	10,212
Royalties expense	67,984	34,823
Total cost of revenues	$1,020,087	$1,225,028

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

The Company categorizes leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow the Company to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. The Company did not have any finance leases as of March 31, 2024. The Company’s leases generally have terms that range from three years for equipment and five to twenty years for property. The Company elected the accounting policy to include both the lease and non-lease components of its agreements as a single component and account for them as a lease.

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

When the Company has the option to extend the lease term, terminate the lease for the contractual expiration date, or purchase the leased asset, and it is reasonably certain that the Company will exercise the option, it considers these options in determining the classification and measurement of the lease. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

For the three months ended March 31, 2024, and March 31,2023, cash paid for operating lease liabilities was $66,075 and $72,399, respectively.

Supplemental balance sheet information related to leases was as follows:

Operating Leases	March 31, 2024
(unaudited)
Right-of-use assets	$777,478
Current lease liabilities	$227,008
Non-current lease liabilities	581,986
Total lease liabilities	$808,994

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation. ASC 718 requires companies to measure the cost of employee and non-employee services received in exchange for an award of equity instruments, including stock options, based on the grant- date fair value of the award and to recognize it as compensation expense over the period the employee and non-employee are required to provide service in exchange for the award, usually the vesting period.

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

Derivatives

The accounting treatment of derivative financial instruments requires that the Company record certain warrants and embedded conversion options at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of entering into certain note agreements, for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy, by earliest issuance date, in accordance with ASC 815-40-35-12 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors, as long as the certain variable issuance terms in certain convertible instruments exist. As of March 31, 2024 and December 31, 2023, the Company did not have any derivative liabilities.

Loss per share of common stock

Basic loss per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted- average number of outstanding common shares during the applicable period. Diluted loss per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. At March 31, 2024, and March 31, 2023, 107,761,177 and 274,150,814 shares, respectively, of potentially dilutive shares were not recognized as their inclusion would be anti-dilutive. These shares reflect shares potentially issuable under convertible notes, outstanding warrants, outstanding stock options and the conversion of preferred stock.

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

Note 3. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. For the three months ended March 31, 2024, the Company incurred a net loss of $335,716. At March 31, 2024, the Company had an accumulated deficit of $18,021,326. Despite a working capital surplus of approximately $1,028 at March 31, 2024, the continued losses and cash used in operations raise substantial doubt as to the Company’s ability to continue as a going concern for the twelve months after the date the financial statements were issued. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, control expenses, raise capital and sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. The consolidated financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

Note 4. Related Party Transactions

The Company sells products to Brownie’s Southport Divers, Brownie’s Yacht Toys and Brownie’s Palm Beach Divers, companies owned by the brother of Robert Carmichael, the Company’s Chief Executive Officer and Chief Financial Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers with similar sales volumes. These entities accounted for 7.2% and 12.9% of the net revenues for the three months ended March 31, 2024 and March 31, 2023, respectively. Accounts receivable from these entities totaled $12,839 and $17,828, at March 31, 2024 and December 31, 2023, respectively.

The Company sells products to BGL and 940 A, entities wholly-owned by Robert Carmichael. Terms of sale are more favorable than those extended to the Company’s regular customers, but no more favorable than those extended to the Company’s strategic partners. Accounts receivable from these entities totaled $10,266 and $14,302 at March 31, 2024 and December 31, 2023, respectively.

The Company had accounts payable to related parties of $52,173 and $46,578 at March 31, 2024 and December 31, 2023, respectively. The balance payable at March 31, 2024 was comprised of $23,713 due to 940 A, $18,460 due to Robert Carmichael and $10,000 due to Blake Carmichael. At December 31, 2023, the balance payable was comprised of $29,559 due to 940 A, $12,019 due to Robert Carmichael and $5,000 due to Blake Carmichael.

The Company has exclusive license agreements with 940 A to license the trademark “Brownie’s Third Lung”, “Tankfill”, “Brownie’s Public Safety” and various other related trademarks as listed in the agreements. The agreements provide that the Company pay 2.5% of gross revenues per quarter as a royalty to 940A. Total royalty fees paid to 940A for the three months ended March 31, 2024 and March 31, 2023 was $9,061 and $10,212, respectively. The accrued royalty for March 31, 2024 and December 31, 20223 was $7,385 and $2,238 which is included in other liabilities.

On September 30, 2022, the Company issued a convertible demand 8% promissory note in the principal amount of $66,793 to Robert Carmichael for funds to meet the working capital needs of LBI. There is no amortization schedule for the note, and interest is payable in shares of common stock of the Company at a conversion price equal to the 90 day value weighted average price (“VWAP”) of the Company’s stock prior to the quarterly interest payment date. The note holder may demand payment or convert the outstanding principal at a conversion rate of $0.021 per share at any time. The conversion rate was calculated at a 35% discount to the 90 day VWAP of the Company’s stock as of the date of the note. The Company recorded $19,250 for the beneficial conversion feature. As this conversion rate is a fixed rate, the embedded conversion feature is not a derivative liability. There were payments totaling $3,047 made with products in kind during the three months ended March 31, 2024. The outstanding balance on this note was $63,746 as of March 31, 2024.

On January 18, 2023 and February 18, 2023, the Company issued to Charles Hyatt, a Company director, an aggregate of 11,428,570 units, with each unit consisting of one share of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $0.0175 per share in consideration of $200,000.

On September 14, 2023, the Company issued a convertible demand 8% promissory note in the principal amount of $50,000 to Robert Carmichael for funds to meet the working capital needs of BLU3. There is no amortization schedule for the note, and interest is payable in shares of common stock of the Company at a conversion price equal to the 90 day VWAP of the Company’s stock prior to the quarterly interest payment date. The note holder may demand payment or convert the outstanding principal at a conversion rate of $0.01351 per share at any time. The conversion rate was calculated at a 35% discount to the 90 day VWAP of the Company’s stock as of the date of the note. The Company recorded $-0- for the beneficial conversion feature. As this conversion rate is a fixed rate, the embedded conversion feature is not a derivative liability. The outstanding balance on this note was $50,000 as of March 31, 2024.

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

On February 5, 2024, the Company borrowed funds through the issuance of a promissory note (the Note) in the principal amount of $280,000 to Charles Hyatt, a Company director, for working capital requirements and payment of certain expenses in connection with the Company’s business combinations. The maturity date of the Note is August 6, 2024 (the “Maturity Date”). The Note bears interest at a rate of 9.9% per annum, and a default interest of 18% per annum. Interest payments shall be due and payable on a monthly basis. The Company may prepay the Note in whole or in part, at any time without premium or penalty.

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

On March 31, 2024, the Company issued 61,677 shares of common stock to Robert Carmichael for payment of interest on the convertible demand note for the three months ending March 31, 2024. The fair value of these shares was $1,287.

Note 5. Convertible Promissory Notes and Loans Payable

Convertible Promissory Notes

Convertible promissory notes consisted of the following at March 31, 2024:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Original Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Reg.
9/03/21	9/03/24	8%	346,500	(12,355)	$346,500	$(2,186)	$344,314	-	(1)
9/03/21	9/03/24	8%	3,500	(125)	3,500	(21)	3,479	-	(2)
9/30/22	Demand	8%	66,793	(19,245)	63,746	(9,658)	54,088	-	(3)
					$413,746	$(11,865)	$401,881	$-

A breakdown of current and long-term amounts due are as follows for the convertible promissory notes as of March 31, 2024:

	Summit Holdings V, LLC Note	Tierra Vista Partners, LLC Note	Robert Carmichael Note	Total

2024	346,500	3,500	63,746	413,746
Discount	(2,186)	(21)	(9,658)	(11,865)
Total Loan Payments	$344,314	$3,479	$54,088	$401,881
Current Portion of Loan Payable	$(344,314)	$(3,479)	$(54,088)	$(401,881)
Non-Current Portion of Loan Payable	$-	$-	$-	$-

(1)	On September 3, 2021, the Company issued a three-year 8% convertible promissory note in the principal amount of $346,500 to Summit Holding V, LLC as part of the acquisition of SSI. The Company is required to make quarterly payments under the note in an amount equal to 50% of the adjusted net profit of SSI. Interest is payable quarterly in shares of common stock of the Company at a conversion price of $0.051272 per share. The note holder may convert outstanding principal and interest into shares of common stock at a conversion price of $0.051272 per share at any time during the term of the note. The Company recorded $12,355 for the beneficial conversion feature. This note is classified as a current liability for the quarter ended March 31, 2024.

Payment Amortization

2024	346,500
Total Note Payments	$346,500
Current portion of note payable	(346,500)
Non-Current Portion of Notes Payable	$-

(2)	On September 3, 2021, the Company issued a three-year 8% promissory note in the principal amount of $3,500 to Tierra Vista Partners, LLC as part of the acquisition of SSI. The Company is required to make quarterly payments under the note in an amount equal to 50% of the adjusted net profit of SSI. Interest is payable quarterly in common stock of the Company at a conversion price of $0.051272 per share. The note holder may convert outstanding principal and interest into shares of common stock at a conversion price of $0.051272 at any time during the term of the note. The Company recorded $125 for the beneficial conversion feature. This note is classified as a current liability for the quarter ended March 31, 2024.

Payment Amortization

2024	3,500
Total Note Payments	$3,500
Current portion of note payable	(3,500)
Non-Current Portion of Notes Payable	$-

(3)	On September 30, 2022, the Company issued a convertible demand 8% promissory note in the principal amount of $66,793 to Robert Carmichael for funds to meet the working capital needs of LBI. There is no amortization schedule for the note and interest is payable in shares of common stock of the Company at a conversion price equal to the 90 day VWAP of the Company’s stock prior to the quarterly interest payment date. This note is classified as a current liability as the note holder may demand payment or convert the outstanding principal at a conversion price of $0.021 per share at any time. The Company recorded $19,250 for the beneficial conversion feature.

Loans Payable

	Mercedes BMG (1)	Navitas BLU3 (2)	NFS SSI (3)	Navitas 2022 BLU3 (4)	Navitas 2024 BLU3 (5)	Total
2024 (9 months)	$11,168	$12,596	$27,412	$16,131	$3,791	$71,097
2025	5,895	19,556	5,036	25,143	5,604	61,234
2026	-	6,339	-	-	6,304	12,643
2027	-		-	-	7,092	7,091
Thereafter	-	-	-	-	8,685	8,685
Total Loan Payments	$17,063	$38,492	$32,448	$41,273	$31,476	$160,751
Current Portion of Loan Payable	$(11,168)	$(16,967)	$(27,412)	$(21,801)	$(5,131)	$(82,478)
Non-Current Portion of Loan Payable	$5,895	$21,525	$5,036	$19,472	$26,345	$78,273

(1)	On August 21, 2020, the Company executed an installment sales contract with Mercedes Benz Coconut Creek for the purchase of a 2019 Mercedes Benz Sprinter delivery van. The installment agreement is for $55,841 with a zero interest rate payable over 60 months with a monthly payment of $931 and is personally guaranteed by Mr. Carmichael. The loan balance as of March 31, 2024 was $17,063 and $19,855 as of December 31, 2023.

(2)	On May 19, 2021, BLU3 executed an equipment finance agreement with Navitas Credit Corp. (“Navitas”) to finance the purchase of certain plastic molding equipment. The amount financed is $75,764 payable over 60 equal monthly installments of $1,611. The equipment finance agreement contains customary events of default. The loan balance as of March 31, 2024 was $38,492 and $42,525 as of December 31, 2023.

(3)	On June 29, 2022, SSI executed an equipment financing agreement with NFS Leasing (“NFS Leasing”) to secure replacement production molds. The total purchase price of the molds was $84,500 of which $63,375 was financed by NFS Leasing on August 15, 2022. The financing agreement has a 33 month term beginning in August 2022 with a monthly payment of $2,571. The financing agreement contains customary events of default, is guaranteed by the Company and NFS Leasing has a lien on all of the assets of SSI. The loan balance as of March 31, 2024 and December 31, 2023 was $32,448 and $38,607, respectively.

(4)	On December 12, 2022, BLU3 executed an equipment finance agreement to finance the purchase of certain plastic molding equipment through Navitas. The amount financed is $63,689 payable over 36 equal monthly installments of $2,083. The equipment finance agreement contains customary events of default. The loan balance as of March 31, 2024 was $41,273 and $44,839 as of December 31, 2023.

(5)	On February 12, 2024, BLU3 executed an inventory finance agreement to finance the purchase of certain equipment stock through Navitas. The amount financed is $32,274 payable over 60 equal monthly installments of $715. The inventory finance agreement contains customary events of default. The loan balance as of March 31, 2024 was $31,476.

Note 6. Goodwill and Intangible Assets, Net

The following table sets for the changes in the carrying amount of the Company’s Goodwill for the three months ended March 31, 2024.

2024
Balance, January 1	$249,986
Addition:	-
Balance, March 31	$249,986

The Company performed an evaluation of the value of goodwill at December 31, 2023. Based upon this evaluation it was determined that there should be no adjustment to goodwill. There has been nothing noted during the three months ended March 31, 2024 that would indicate that the value of goodwill should change through that date.

The following table sets for the components of the Company’s intangible assets at March 31, 2024:

	Amortization Period (Years)	Cost	Accumulated Amortization	Net Book Value

Intangible Assets Subject to amortization
Trademarks	15	$121,000	$(20,794)	$100,206
Customer Relationships	10	600,000	(155,000)	445,000
Non-Compete Agreements	5	22,000	(11,367)	10,633
Total		$743,000	$ (187,161)	$555,839

The aggregate amortization remaining on the intangible assets as of March 31, 2024 is a follows:

Intangible Amortization
2024 (9 months remaining)	54,350
2025	72,467
2026	71,367
2027	68,066
2028	68,066
Thereafter	221,523
Total	$555,839

Amortization expense for amortizable intangible assets for each of the three months ended March 31, 2024 and 2023 was 18,117.

Note 7. Stockholders’ Equity

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

On December 31, 2023, the Company issued an aggregate of 136,527 shares of common stock to the holders of convertible notes for payment of interest for the three months ending December 31, 2023. The fair value of these shares was $7,000.

On March 31, 2024, the Company issued 61,677 shares of common stock to Robert Carmichael for payment of interest on the convertible demand note for the three months ending December 31, 2023. The fair value of these shares was $1,287.

On March 31, 2024, the Company issued an aggregate of 136,527 shares of common stock to the holders of convertible notes for payment of interest for the three months ending December 31, 2023. The fair value of these shares was $7,000.

Preferred Stock

During the second quarter of 2010, the holders of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of blank check preferred stock. The blank check preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by the Board of Directors of the Company from time to time in accordance with the provisions of the Florida Business Corporation Act. In April 2011, the Board of Directors designated 425,000 shares as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into a share of the Company’s common stock at any time at the option of the holder at a conversion price of $18.23 per share. Holders of shares of Series A Convertible Preferred Stock are entitled to 250 votes for each share held. The Company’s common stock and Series A Convertible Preferred Stock vote together on any matters submitted to our shareholders. As of March 31, 2024, and December 31, 2023, 425,000 shares of Series A Convertible Preferred Stock are issued and outstanding and are owned by Robert Carmichael.

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

Equity Compensation Plan Information as of March 31, 2024:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted – average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans Approved by Security Holders	3,275,000	$0.0401	21,680,882
Equity Compensation Plans Not Approved by Security Holders	64,164,637	0.0293	—
Total	67,439,637	$0.0299	21,680,882

Options

The Company has issued options to purchase approximately 67,439,637 shares of its common stock at an average exercise price of $0.0299 with a fair value of approximately $37,000. For the three months ended March 31, 2024, and the year ended December 31, 2023, the Company issued no options to purchase shares.

For the three months ended March 31, 2024 and 2023, the Company recognized an expense of approximately $12,400 and $11,000, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a Black-Scholes option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of March 31, 2024, the Company had approximately $1,066,753 of unrecognized pre-tax non-cash compensation expense related to performance based options to purchase shares, which the Company expects to recognize, based on a weighted-average period of 1.5 years. The Company uses straight-line amortization of compensation expense over the requisite service period for time-based options. For performance-based options the Company evaluates the likelihood of a vesting qualification being met, and will establish the expense based on that evaluation. The maximum contractual term of the Company’s stock options is 5 years. The Company recognizes forfeitures and expirations as they occur. Options to purchase approximately 42,323,387 shares of common stock have vested as of March 31, 2024.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the Black-Scholes option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Three Months ended March 31,
	2024	2023
Expected volatility	172.0% - 346.4%	172.0 – 346.4%
Expected term	1.5 – 5.0 Years	1.5 – 5.0 Years
Risk-free interest rate	0.16% - 4.64%	0.16% - 4.64%
Forfeiture rate	0.17%	0.17%

The expected volatility was determined with reference to the historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate in effect at the time of grant.

A summary of the status of the Company’s outstanding stock options as of March 31, 2024 and December 31, 2023 and changes during the periods ending on such dates is as follows:

	Number of	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Options	Price	Life in Years	Value
Outstanding at December 31, 2022	238,439,167	$0.0362	1.43
Granted	-	-
Forfeited	(170,999,530)	0.0379
Exercised	-	-
Cancelled		-
Outstanding – December 31, 2023	67,439,637	$0.0360	1.43
Exercisable – December 31, 2023	41,057,753	$0.0211	0.81	$-

Granted	-	-
Forfeited	-	-
Exercised	-	-
Cancelled	-	-
Outstanding – March 31, 2024	67,439,637	$0.0298	1.26
Exercisable – March 31, 2024	42,323,387	$0.0217	0.61	$-

The following table summarizes information about employee stock options outstanding at March 31, 2024.

Range of Exercise Price	Number outstanding at March 31, 2024	Weighted average remaining Life	Weighted average exercise price	Number exercisable at March 31,2024	Weighted average exercise price	Weighted average remaining life
$ 0.0180 - $0.0225	35,295,237	0.33	$0.0180	35,295,237	$0.0180	0.33
$ 0.0229 - $0.0325	1,050,000	2.14	$0.0324	1,043,750	$0.0324	2.14
$ 0.0360 - $0.0425	23,009,400	2.29	$0.0398	5,009,400	$0.0393	2.11
$ 0.0440 - $0.0531	8,085,000	2.31	$0.0529	975,000	$0.0517	1.46
Outstanding options	67,439,637	1.26	0.0298	42,323,387	0.0217	0.61

At March 31, 2024, there was approximately $1,066,753 of unrecognized stock option expense which may be recognized only if the full vesting requirements for these options are met.

At March 31, 2024, there was approximately $69,001 of total unrecognized stock option expense which is expected to be recognized on a straight-line basis over a weighted-average period of 0.45 years.

Warrants

On January 18, 2023 and February 18, 2023, the Company issued to Charles Hyatt, an aggregate of 11,428,570 units, with each unit consisting of one share of common stock and a two-year common stock purchase warrant to purchase one share of common stock at an exercise price of $0.0175 per share in consideration of $200,000.

A summary of the Company’s warrants as of December 31, 2023 and changes during the three months ended March 31, 2024 is presented below:

	Number of	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Warrants	Price	Life in Years	Value
Outstanding – December 31, 2023	25,684,521	$0.0247	0.93	$24,000
Granted	-
Exercised
Forfeited or Expired	-
Outstanding – March 31, 2024	25,684,521	$0.0247	0.68
Exercisable – March 31, 2024	25,684,521	$0.0247	0.68	$-

Note 8. Commitments and contingencies

Royalty Agreement

On June 30, 2020, the Company entered into Amendment No. 2 to its Patent License Agreement with Setaysha Technical Solutions, LLC (“STS”). The Amendment, among other things, provides that STS provide 30 hours per week of commercialization support for its NextGen licensed products without charge. In consideration therefor, the Company agreed to an increased minimum yearly royalty payment of $60,000 for years 2022, 2023 and 2024, with a yearly fourth quarter reconciliation with earned royalties. In addition, if the Company terminates the Agreement with STS prior to December 31, 2023, the Company is obligated to pay STS $180,000, less cumulative royalties paid in excess of $334,961 for the years 2019 through 2024. Royalty recorded under the Amendment was $67,984 and $34,823 for the three months ended March 31, 2024 and 2023, respectively.

Consulting and Employment Agreements

On August 1, 2021, the Company and Blake Carmichael entered into a three-year employment agreement (the “Blake Carmichael Employment Agreement”) pursuant to which Mr. Carmichael served as Chief Executive Officer of BLU3. In consideration for his services, Blake Carmichael received (i) an annual base salary of $120,000, payable in accordance with the customary payroll practices of the Company, (ii) a cash bonus equal to 5% of the net income of BLU3, payable quarterly, beginning with the first full calendar quarter after the execution of the agreement, and (iii) upon execution of the Carmichael Employment Agreement, a non-qualified five-year stock option to purchase 3,759,400 shares at $0.0399, 33.3% of which shares vest immediately, 33.3% vest on the second anniversary, and 33.3% vest on the third anniversary of the agreement. In addition, Blake Carmichael is entitled to receive a five-year stock option to purchase up to 18,000,000 shares of common stock at an exercise price of $0.0399 per share that will vest upon annual financial metrics based upon a revenue measurement, expediency measurement and an EBITDA measurement. A measurement was made for the three months ended March 31, 2024 resulting in no additional expense since the vesting criteria were not met.

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

In addition, Mrs. Buban is entitled to receive a five-year stock option to purchase up to 7,110,000 shares of common stock of the Company at an exercise price of $0.0531 per share, which vests upon the attainment of certain defined annual financial metrics, as set forth in the Buban Employment Agreement. A measurement was made for the three months ended March 31, 2024 and no expense was recorded based upon the vesting criteria not being met.

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

On December 22, 2022, the U.S. Consumer Products Safety Commission (the “CPSC”) issued a voluntary recall notice for the Nomad tankless dive system, which is distributed by BLU3, Inc. As part of the recall procedure, the CPSC has approved the Company’s proposed remedy for the recall and BLU3 received units back from consumers to repair affected Nomad units. The Company has evaluated the costs of this recall and has deemed it necessary to set an allowance of $160,500 for such costs. During the twelve months ended December 31, 2023 the Company repaired and returned 653 units to customers resulting in a reduction of the reserve of $93,161 for the twelve months ended December 31, 2023.

Note 9. Subsequent Events

Effective May 21, 2024, Christopher Constable resigned as a member of the Company’s board of directors. As described in the resignation letter submitted by Mr. Constable, his termination was, among other reasons, the result of the Company having filed its Annual Report on Form 10-K for the year ended December 31, 2023 with the Securities and Exchange Commission without obtaining authorization from Mr. Constable.

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

The Company, through its wholly owned subsidiaries, designs, tests, and manufactures tankless dive systems, rescue air systems and yacht-based self- contained underwater breathing apparatus (“SCUBA”) air compressor and nitrox generation fill systems. In addition, the Company is the exclusive distributor for North and South America for Lenhardt & Wagner GmbH (“L&W”) compressors in the high-pressure breathing air and industrial gas markets. The Company is also building a guided tour operation that includes dive retail. Lastly, The Company is the exclusive United States and Caribbean distributor for Chrysalis Trading CC, a South African manufacturer of fitness and dive equipment, doing business as Bright Weights (“Bright Weights”), of a dive ballast system produced in South Africa.

Recent Development

Effective May 21, 2024, Christopher Constable resigned as a member of the Company’s board of directors. As described in the resignation letter submitted by Mr. Constable, his termination was, among other reasons, the result of the Company having filed its Annual Report on Form 10-K for the year ended December 31, 2023 with the Securities and Exchange Commission without first obtaining authorization from Mr. Constable.

Results of Operations

Net Revenues, Costs of Net Revenues and Gross Profit

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Net revenues decreased 1.9% for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 as a result of a decrease in revenues in BTL and LWA. Net revenue for BTL and LWA decreased 39.0% and 48.0%, respectively, as a result of a loss of sales momentum as well as a soft demand in many areas of BTL’s and LWA’s market. The decrease in BTL and LWA’s revenues was mostly offset by increased revenues in BLU3 and SSI. The increase in BLU3’s revenue is due to the recovery from the recall that directly affected the previous period’s revenues. SSI’s increase can be attributed to the continued momentum of the Company’s newest product, HEED3 as well as increased demand from international users of SSI’s Spare Air product line.

For the three months ended March 31, 2024, cost of net revenues was 74.7% as compared with the cost of net revenues of 63.5% for the three months ended March 31, 2023. The cost increase as a percentage of revenue, can be directly attributed to the cost of direct labor, which accounted for a larger portion of costs and significantly impacted the profit margin. Included in cost of net revenues are royalty expenses paid to Robert Carmichael which decreased 11.3% for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.

Gross profit margin was 36.5% for the three months ended March 31, 2024 as compared to gross profit margin of 25.3% for the three months ended March 31, 2023. The increase in gross margin, is directly attributable to an increase in SSI’s margin to 66.7%, offset by a decrease in BTL’s margin to (9.7)%.

The following tables provides net revenues, total costs of net revenues and gross profit margins for our segments for the periods presented.

Revenues

	Three Months Ended March 31,		% of
	2024	2023	Change
	(unaudited)
Legacy SSA Products	$277,954	$455,380	(39.0)%
High Pressure Gas Systems	122,082	234,880	(48.0)%
Ultra-Portable Tankless Dive Systems	657,169	476,915	37.8%
Redundant Air Tank Systems	502,301	392,976	27.8%
Guided Tour Retail	48,016	78,902	(39.1)%
Total net revenues	$1,607,522	$1,639,053	(1.9)%

Cost of revenues as a percentage of net revenues

	Three Months Ended March 31
	2024	2023
	(unaudited)
Legacy SSA Products	109.7%	91.8%
High Pressure Gas Systems	66.4%	52.9%
Ultra-Portable Tankless Dive Systems	66.1%	72.2%
Redundant Air Tank Systems	33.3%	73.2%
Guided Tour Rental	53.8%	64.3%

Gross profit (loss) margins

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Legacy SSA Products	(9.7)%	8.2%
High Pressure Gas Systems	33.6%	47.1%
Ultra-Portable Tankless Dive Systems	33.9%	27.8%
Redundant Air Tank Systems	66.7%	26.8%
Guided Tour Rental	46.2%	35.7%

Operating Expenses

Operating expenses consist of selling, general and administrative (“SG&A”) expenses and research and development costs and are reported on a consolidated basis for our operating segments. Operating expenses increased 24.3%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.

Selling, General & Administrative Expenses (SG&A Expenses)

SG&A increased by 23.9% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. SG&A expenses were comprised of the following:

	Three Months Ended	Three Months Ended
Expense Item	March 31,2024	March 31,2023	% Change
Payroll, Selling & Administrative	$473,453	$450,806	5.0%
Stock Compensation Expense	12,423	11,034	12.6%
Professional Fees	51,490	66,302	(22.3)%
Advertising	107,969	104,005	3.8%
All Other	254,486	94,073	170.5%
Total SG&A	$899,821	$726,220	23.9%

Payroll for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, increased 5.0%, respectively. The increase reflects an increase in personnel in BLU3, as well as a reallocation of SSI direct labor from payroll expense to cost of sales for the three months ended March 31, 2024.

Non-Cash Stock Compensation expenses increased by 12.6%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, as a result of vesting milestones not being met due to the reduction in revenue for the three months ended March 31, 2024.

Professional fees, including legal, accounting and other professional fees decreased 22.3%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The decrease for the three months ended March 31, 2024 can be attributed to a decrease in other professional fees of 53.6% and a decrease in accounting fees of 42.7%. The decrease in the Company’s acquisition activities in 2024 resulted in a decrease in legal fees. Additionally, the decrease in professional fees is attributable to the conversion of consultants to employees early in 2023 and the decrease in accounting fees can be attributed to new auditors who offer fixed priced services.

Advertising expenses increased by 3.8% for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, respectively. This increase is attributable to BLU3’s increase in advertising of 26.8% during the three months ended March, 31 2024. BLU3’s increase in advertising expense was offset slightly by a decrease in advertising expense for SSI of 17.2%.

Other expenses increased by 170.5% for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, due primarily to a reversal of the reserve for recall expenses which decreased other expenses recorded in 2023.

Research & Development Expenses (R&D Expenses)

R&D expenses for the three months ended March 31, 2024, increased 538.6% as compared to the three months ended March 31, 2023. The increase was attributable to an increase in new product development activity.

Other Income/Expense

For the three months ended March 31, 2024 and March 31, 2023, other income/expense consisted solely of interest expense. For the three months ended March 31, 2024, interest expense increased 31.3% from the three months ended March 31, 2023 to $19,952 as compared to $15,198 in the three months ended March 31, 2023. The increase in interest expense can be attributed to the related party demand notes from Charles Hyatt that were funded in the fourth quarter 2023 and first quarter of 2024.

Liquidity and Capital Resources

We had cash of $238,754 as of March 31, 2024. The following table summarizes total current assets, total current liabilities, and working capital at March 31, 2024, as compared to December 31, 2023.

	March 31,	December 31,
	2024	2023	% change
	(unaudited)
Total current assets	$2,658,389	$2,736,601	(2.9)%
Total current liabilities	$2,657,361	$2,502,787	6.2%
Working capital	$1,028	$233,814	(99.26)%

The decrease in our current assets at March 31, 2024 from December 31, 2023 primarily reflected by a decrease in inventory as the Company decreased its inventory purchases to match the reduction in current demand. The increase in current liabilities reflects an increase in related party notes payable.

Summary Cash Flows

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Net cash used in operating activities	$(484,351)	$(313,881)
Net cash used in investing activities	$(7,561)	$(5,069)
Net cash provided by financing activities	$299,554	$182,158

Net cash used in operating activities for the three months ended March 31, 2024 was due to the net loss of approximately $336,000. Net cash used in operating activities is also the result of a decrease in current assets, offset by an increase in accounts receivable and prepaid expenses which generated approximately $155,000. A net increase in liabilities which generated approximately $94,000 primarily from an increase in related party notes payable partially offset by a decrease in accounts payable and customer deposits.

Net cash used in investing activities for the three months ended March 31, 2024, of $7,561 consists of fixed asset purchases.

Net cash provided by financing activities for the three months ended March 31, 2024, of $299,554 reflects the issuance of debt to a related party and proceeds from long term debt partially offset by the repayment of debt.

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

We have a history of losses, and an accumulated deficit of $18,021,326 as of March 31, 2024. Despite a working capital surplus of $1,028 at March 31, 2024, the continued losses and cash used in operations raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to continue to increase revenues, control expenses, raise capital, and continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. We are continuing to engage in discussions with potential sources for additional capital, however, our ability to raise capital is somewhat limited based upon our revenue levels, net losses and limited market for our common stock. If we fail to raise additional funds when needed, or if we do not have sufficient cash flows from operations, we may be required to scale back or cease certain of our operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under Exchange Act. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluations as of March 31, 2024, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting described below. A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

Our management, including our Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of the design and operations of our disclosure controls and procedures (defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of March 31, 2024 and based upon the such evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to the material weaknesses set forth below.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Except as set forth below, there were no sales of equity securities sold during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

On March 31, 2024, the Company issued 61,677 shares of common stock to Robert Carmichael for payment of interest on a convertible demand note.

The above issuance did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe isare exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2024, no director, officer or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

Date: July 17, 2024	BROWNIE’S MARINE GROUP, INC.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Chief Financial Officer
(Principal Financial and Accounting Officer)

