Form 10-Q
period 2024-09-30
Brownie's Marine Group, Inc
filed 2024-11-20
CIK 1166708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 19, 2024, there were 439,186,662 shares of common stock outstanding.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current Assets
Cash	$646,480	$431,112
Accounts receivable – net of allowances of $23,665 in 2024 and $54,427 in 2023	419,829	84,140
Accounts receivable - related parties	67,632	32,130
Inventory, net	1,967,088	1,998,807
Prepaid expenses and other current assets	554,187	190,412
Total current assets	3,655,216	2,736,601

Property, equipment and leasehold improvements, net	294,016	342,681
Operating lease right-of-use assets	656,202	844,083
Intangible assets, net	519,605	573,955
Goodwill	249,986	249,986
Other assets	25,825	30,724

Total assets	$5,400,850	$4,778,030

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$849,581	$789,702
Accounts payable - related parties	56,993	46,578
Customer deposits and unearned revenue	695,075	255,740
Other liabilities	474,794	451,954
Operating lease liabilities	161,277	259,154
Related party convertible demand note, net	57,296	52,484
Convertible notes	350,000	346,871
Current maturities long term debt	80,395	75,304
Related party notes payable	505,000	225,000
Total current liabilities	3,230,411	2,502,787

Loans payable, net of current portion	77,273	64,656
Operating lease liabilities	527,502	615,915
Total liabilities	3,835,186	3,183,358

Commitments and contingent liabilities (see note 8)

Stockholders’ equity
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding as of September 30, 2024 and December 31, 2023.	425	425
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; 439,323,188 and 437,742,050 shares issued and outstanding at September 30, 2024 and at December 31, 2023, respectively.	43,933	43,775
Common stock payable 138,941 shares and 138,941 shares, as of September 30, 2024 and December 31, 2023, respectively.	14	14
Additional paid-in capital	19,288,840	19,236,068
Accumulated deficit	(17,767,548)	(17,685,610)
Total stockholders’ equity	$1,565,664	$1,594,672

Total liabilities and stockholders’ equity	$5,400,850	$4,778,030

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023
Revenues
Revenues	$2,441,304	$2,027,592	$6,147,102	$5,321,577
Revenues - related parties	27,601	254,414	318,951	671,194
Total Revenues	2,468,905	2,282,006	6,466,053	5,992,771

Cost of revenues
Cost of revenues	1,332,610	1,372,755	3,556,055	3,734,350
Cost of revenues - related parties	11,579	116,976	140,671	325,037
Royalties expense - related parties	24,021	23,569	45,073	49,264
Royalties expense	(2,657)	31,335	102,746	107,308
Total cost of revenues	1,365,553	1,544,635	3,844,545	4,215,959

Gross profit	1,103,352	737,371	2,621,508	1,776,812
Operating expenses
Selling, general and administrative	913,370	807,789	2,636,161	2,326,390
Research and development costs	40	7,355	10,197	10,778

Total operating expenses	913,410	815,144	2,646,358	2,337,168

Income (loss) from operations	189,943	(77,773)	(24,850)	(460,356)

Other (income) expense, net

Interest expense	(16,000)	(20,776)	(57,088)	(55,959)

Income (Loss) before provision for income taxes	173,943	(98,549)	(81,938)	(616,315)

Provision for income taxes	-	-	-	-

Net Income (Loss)	$173,943	$(98,549)	$(81,938)	$(616,315)

Basic income (loss) per common share	$0.00	$(0.00)	$(0.00)	$(0.00)
Basic weighted average common shares outstanding	438,138,458	437,196,851	438,341,018	433,169,015
Diluted income (loss) per common share	$0.00	$(0.00)	$(0.00)	$(0.00)
Diluted weighted average common shares outstanding	496,928,553	437,196,851	438,341,018	433,169,015

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(unaudited)

	Preferred Stock		Common Stock		Common Stock Payable		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
December 31, 2023	425,000	$425.00	437,742,050	$43,775	138,941	$14	$19,236,068	$-	$(17,685,610)	$1,594,672
Shares issued for accrued interest on convertible notes	-	-	198,204	20	-	-	10,987	-	-	11,007
Stock Option Expense	-	-	-	-	-	-	12,423	-	-	12,423
Net Loss	-	-	-	-	-	-	-	-	(335,716)	(335,716)
March 31, 2024 (unaudited)	425,000	425	437,940,254	43,795	138,941	14	19,259,478	$-	(18,021,326)	1,282,386
Shares issued for accrued interest on convertible notes	-	-	259,881	26	-	-	6,974	-	-	7,000
Net Income	-	-	-	-	-	-	-	-	79,835	79,835
June 30, 2024 (unaudited)	425,000	$425	438,200,135	$43,821	138,941	$14	$19,266,452	$-	$(17,941,491)	$1,369,221
Shares issued for accrued interest on convertible notes	-	-	1,123,053	112	-	-	22,388	-	-	22,500
Net Income	-	-	-	-	-	-	-	-	173,943	173,943
September 30, 2024 (unaudited)	425,000	$425	439,323,188	$43,933	138,941	$14	$19,288,840	$-	$(17,767,548)	$1,565,664

	Preferred Stock		Common Stock		Common Stock Payable		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(DEFICIT)
December 31, 2022	425,000	$425.00	425,520,662	$42,553	138,941	$14	$18,916,876	$-	$(16,437,495)	$2,522,373
Shares issued for the purchase of units	-	-	11,428,570	1,143	-	-	198,857	-	-	200,000
Shares issued for accrued interest on convertible notes	-	-	198,204	20	-	-	8,316	-	-	8,336
Stock Option Expense	-	-	-	-	-	-	11,034	-	-	11,034
Net Loss	-	-	-	-	-	-	-	-	(327,922)	(327,922)
March 31, 2023 (unaudited)	425,000	425	437,147,436	43,716	138,941	14	19,135,083	$-	(16,765,417)	2,413,821
Shares issued for accrued interest on convertible notes	-	-	198,205	20	-	-	8,306	-	-	8,326
Stock option expense	-	-	-	-	-	-	7,188	-	-	7,188
Net loss	-	-	-	-	-	-	-	-	(189,844)	(189,844)
June 30, 2023 (unaudited)	425,000	$425	437,345,641	$43,736	138,941	$14	$19,150,577	$-	$(16,955,261)	$2,239,491
Shares issued for accrued interest on convertible notes			198,205	19			6,983			7,002
Stock option expense							7,185			7,185
Net loss									(98,549)	(98,549)
September 30, 2023 (unaudited)	425,000	$425	437,543,846	$43,755	138,941	$14	$19,164,745	$-	$(17,053,810)	$2,155,129

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(unaudited)

	2024	2023
Cash flows from operating activities:
Net loss	$(81,938)	$(616,315)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	120,878	121,343
Amortization of debt discount	7,941	7,786
Amortization of right-of-use asset	187,881	191,378
Allowance for Nomad recall	-	(93,161)
Stock Based Compensation - Options	12,423	25,404
Shares issued for interest on convertible notes	40,508	23,668
Changes in operating assets and liabilities
Change in accounts receivable, net	(335,689)	(128,197)
Change in accounts receivable - related parties	(35,502)	7,687
Change in inventory	31,719	375,814
Change in prepaid expenses and other current assets	(363,775)	(101,804)
Change in other assets	(4,899)	-
Change in accounts payable and accrued liabilities	77,587	(238,260)
Change in customer deposits and unearned revenue	439,335	177,455
Change in long term lease liability	(186,290)	(186,951)
Change in other liabilities	22,839	66,854
Change in accounts payable - related parties	10,415	(329)
Net cash used in operating activities	(56,567)	(367,628)

Cash flows from investing activities:
Purchase of fixed assets	(14,251)	(28,671)
Net cash used in investing activities	(14,251)	(28,671)
Cash flows from financing activities:
Proceeds from issuance of units	-	200,000
Proceeds of related party demand note	280,000	50,000
Proceeds of long term debt	32,274	-
Repayment of debt	(26,087)	(50,260)
Net cash provided by in financing activities	286,187	199,740

Net decrease in cash	215,368	(196,559)

Cash, beginning balance	431,112	484,427
Cash, end of period	$646,480	287,868

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$13,010	32,289
Cash Paid for Income Taxes	$-	-

Supplemental disclosure of non-cash financing activities:
Common Stock issued for payment of convertible note interest	40,508	23,667
Equipment obtained through financing	$-	$63,689

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2024

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The balance sheet as of December 31, 2023 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for a broader discussion of the Company’s business and the risks inherent in such business. The results of operations for the nine months ended September 30, 2024, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending December 31, 2024.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per EIN. At September 30, 2024 and December 31, 2023, the Company had approximately $217,771 and $25,000, respectively, in excess of the FDIC insured limit.

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

In accordance with ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at September 30, 2024, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed significantly over time). As a result, management applied the applicable credit loss rates to determine the expected credit loss estimate for each aging category. Accordingly, the allowance for expected credit losses at September 30, 2024 and December 31, 2023 totaled $23,665 and $54,427, respectively.

Inventory

Inventory consists of the following:

	September 30, 2024 (unaudited)	December 31, 2023

Raw materials	$1,199,389	$1,063,888
Work in process	40,978	63,258
Finished goods	925,049	1,004,160
Rental Equipment	-	55,893
Allowance excess and obsolete inventory	(198,328)	(188,392)
Inventory, net	$1,967,088	$1,998,807

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

A breakdown of the total revenue between related party and non-related party revenue is as follows:

	Nine months ended September 30
	2024	2023
	(unaudited)	(unaudited)
Revenues	$6,147,102	$5,321,577
Revenues - related parties	318,951	671,194
Total Revenues	$6,466,053	$5,992,771

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

The breakdown of cost of sales to include cost of sales for related party and non-related party as well as the related party and non-related party royalty expense is as follows:

	Nine months ended September 30
	2024	2023
	(unaudited)	(unaudited)
Cost of revenues	$3,556,055	$3,734,350
Cost of revenues - related parties	140,671	325,037

Royalties expense - related parties	45,073	49,264
Royalties expense	102,746	107,308
Total cost of revenues	$3,844,545	$4,215,959

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

For the nine months ended September 30, 2024, and September 30, 2023, cash paid for operating lease liabilities was $186,290 and $186,951, respectively.

Supplemental balance sheet information related to leases was as follows:

Operating Leases	September 30, 2024
(unaudited)
Right-of-use assets	$656,202
Current lease liabilities	$161,277
Non-current lease liabilities	527,502
Total lease liabilities	$688,779

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

Derivatives

The accounting treatment of derivative financial instruments requires that the Company record certain warrants and embedded conversion options at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of entering into certain note agreements, for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy, by earliest issuance date, in accordance with ASC 815-40-35-12 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors, as long as the certain variable issuance terms in certain convertible instruments exist. As of September 30, 2024, and December 31, 2023, the Company did not have any derivative liabilities.

Loss per share of common stock

Basic loss per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted- average number of outstanding common shares during the applicable period. Diluted loss per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. For the three months ended September 30, 2024, 58,587,535 shares were included in diluted weighted average common stock outstanding and for the three months ended September 30, 2023, 149,087,986 shares of potentially dilutive shares were not recognized as their inclusion would be anti-dilutive. For the nine months ended September 30, 2024, and September 30, 2023, 58,587,535 shares and 149,612,199 shares, respectively, of potentially dilutive shares were not recognized as their inclusion would be anti-dilutive. These shares reflect shares potentially issuable under convertible notes, outstanding warrants, outstanding stock options and the conversion of preferred stock.

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

Note 3. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date these consolidated financial statements were issued. For the nine months ended September 30, 2024, the Company incurred a net loss of $81,938. At September 30, 2024, the Company had an accumulated deficit of $17,767,548. Despite a working capital surplus of approximately $424,805, at September 30, 2024, the continued losses and cash used in operations raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, control expenses, raise capital and sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. The consolidated financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

Note 4. Related Party Transactions

The Company sells products to Brownie’s Southport Divers, Brownie’s Yacht Toys and Brownie’s Palm Beach Divers, companies owned by the brother of Robert Carmichael, the Company’s Chief Executive Officer and Chief Financial Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers with similar sales volumes. These entities accounted for 4.9% and 11.2% of the net revenues for the nine months ended September 30, 2024 and September 30, 2023, respectively. Accounts receivable from these entities totalled $46,372 and $17,828, at September 30, 2024 and December 31, 2023, respectively.

The Company sells products to Brownies Global Logistics (“BGL”) and 940 Associates (“940 A”), entities wholly-owned by Robert Carmichael. Terms of sale are more favorable than those extended to the Company’s regular customers, but no more favorable than those extended to the Company’s strategic partners. Accounts receivable from these entities totalled $21,260 and $14,302 at September 30, 2024 and December 31, 2023, respectively.

The Company had accounts payable to related parties of $56,993 and $46,578 at September 30, 2024 and December 31, 2023, respectively. The balance payable at September 30, 2024 was comprised of $43,096 due to 940 A, $3,897 due to Robert Carmichael and $10,000 due to Blake Carmichael. At December 31, 2023, the balance payable was comprised of $29,559 due to 940 A, $12,019 due to Robert Carmichael and $5,000 due to Blake Carmichael.

The Company has exclusive license agreements with 940 A to license the trademark “Brownie’s Third Lung”, “Tankfill”, “Brownie’s Public Safety” and various other related trademarks as listed in the agreements. The agreements provide that the Company pay 2.5% of gross revenues per quarter as a royalty to 940A. Total royalty fees paid to 940A for the three months ended September 30, 2024 and September 30, 2023 was $24,021 and $31,335, respectively. The accrued royalty for September 30, 2024 and December 31, 2023 was $2,155 and $2,238 which is included in other liabilities.

On September 30, 2022, the Company issued a convertible demand 8% promissory note in the principal amount of $66,793 to Robert Carmichael for funds to meet the working capital needs of LBI. There is no amortization schedule for the note, and interest is payable in shares of common stock of the Company at a conversion price equal to the 90 day value weighted average price (“VWAP”) of the Company’s stock prior to the quarterly interest payment date. The note holder may demand payment or convert the outstanding principal at a conversion rate of $0.021 per share at any time. The conversion rate was calculated at a 35% discount to the 90 day VWAP of the Company’s stock as of the date of the note. The Company recorded $19,250 for the beneficial conversion feature. As this conversion rate is a fixed rate, the embedded conversion feature is not a derivative liability. There were payments totaling $3,047 made with products in kind during the three months ended September 30, 2024. The outstanding balance on this note was $57,296 as of September 30, 2024.

On January 18, 2023 and February 18, 2023, the Company issued to Charles Hyatt, a Company director, an aggregate of 11,428,570 units, with each unit consisting of one share of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $0.0175 per share in consideration of $200,000.

On September 14, 2023, the Company issued a convertible demand 8% promissory note in the principal amount of $50,000 to Robert Carmichael for funds to meet the working capital needs of BLU3. There is no amortization schedule for the note, and interest is payable in shares of common stock of the Company at a conversion price equal to the 90 day VWAP of the Company’s stock prior to the quarterly interest payment date. The note holder may demand payment or convert the outstanding principal at a conversion rate of $0.01351 per share at any time. The conversion rate was calculated at a 35% discount to the 90 day VWAP of the Company’s stock as of the date of the note. The Company recorded $-0- for the beneficial conversion feature. As this conversion rate is a fixed rate, the embedded conversion feature is not a derivative liability. The outstanding balance on this note was $50,000 as of September 30, 2024.

On November 7, 2023, the Company borrowed funds through the issuance of a promissory note in the principal amount of $150,000 to Charles Hyatt, a Company director, for working capital requirements and payment of certain expenses in connection with the Company’s business combinations. The maturity date of the Note was May 7, 2024. The note bears interest at a rate of 9.9% per annum, and has a default interest rate of 18% per annum. Interest payments are payable on a monthly basis. The Company may prepay the Note in whole or in part, at any time without premium or penalty. The balance of $150,000 was outstanding as of September 30, 2024, and the maturity date was extended to May 7, 2025, pursuant to an amendment dated November 13, 2024.

On February 5, 2024, the Company borrowed funds through the issuance of a promissory note in the principal amount of $280,000 to Charles Hyatt, a Company director, for working capital requirements and payment of certain expenses in connection with the Company’s business combinations. The maturity date of the note was August 6, 2024. The note bears interest at a rate of 9.9% per annum, and has a default interest rate of 18% per annum. Interest payments are and payable on a monthly basis. The Company may prepay the note in whole or in part, at any time without premium or penalty. The balance of $280,000 was outstanding as of September 30, 2024, and the due date was extended to a due date of May 5, 2025, pursuant to an amendment dated November 13, 2024.

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

On September 30, 2024, the Company issued 61,677 shares of common stock to Robert Carmichael for payment of interest on the convertible demand note for the three months ending September 30, 2024. The fair value of these shares was $1,336.

Note 5. Convertible Promissory Notes and Loans Payable

Convertible Promissory Notes

Convertible promissory notes consisted of the following at September 30, 2024:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Original Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Reg.
9/03/21	9/03/24	8%	346,500	(12,355)	$346,500	$-	$346,500	-	(1)
9/03/21	9/03/24	8%	3,500	(125)	3,500	-	3,500	-	(2)
9/30/22	Demand	8%	66,793	(19,245)	63,746	(6,450)	57,296	-	(3)
					$413,746	$(6,450)	$407,296	$-

A breakdown of current and long-term amounts due are as follows for the convertible promissory notes as of September 30, 2024:

	Summit Holdings V, LLC Note	Tierra Vista Partners, LLC Note	Robert Carmichael Note	Total

2024	346,500	3,500	63,746	413,746
Discount	-	-	(6,450)	(6,450)
Total Loan Payments	$346,500	$3,500	$57,296	$407,296
Current Portion of Loan Payable	$(346,500)	$(3,500)	$(57,296)	$(407,296)
Non-Current Portion of Loan Payable	$-	$-	$-	$-

(1)	On September 3, 2021, the Company issued a three-year 8% convertible promissory note in the principal amount of $346,500 to Summit Holding V, LLC as part of the acquisition of SSI. The Company is required to make quarterly payments under the note in an amount equal to 50% of the adjusted net profit of SSI. Interest is payable quarterly in shares of common stock of the Company at a conversion price of $0.051272 per share. The note holder may convert outstanding principal and interest into shares of common stock at a conversion price of $0.051272 per share at any time during the term of the note. The Company recorded $12,355 for the beneficial conversion feature. This note is classified as a current liability for the three months ended September 30, 2024.

Payment Amortization

2024	346,500
Total Note Payments	$346,500
Current portion of note payable	(346,500)
Non-Current Portion of Notes Payable	$-

(2)	On September 3, 2021, the Company issued a three-year 8% promissory note in the principal amount of $3,500 to Tierra Vista Partners, LLC as part of the acquisition of SSI. The Company is required to make quarterly payments under the note in an amount equal to 50% of the adjusted net profit of SSI. Interest is payable quarterly in common stock of the Company at a conversion price of $0.051272 per share. The note holder may convert outstanding principal and interest into shares of common stock at a conversion price of $0.051272 at any time during the term of the note. The Company recorded $125 for the beneficial conversion feature. This note is classified as a current liability for the three months ended September 30, 2024.

Payment Amortization

2024	3,500
Total Note Payments	$3,500
Current portion of note payable	(3,500)
Non-Current Portion of Notes Payable	$-

(3)	On September 30, 2022, the Company issued a convertible demand 8% promissory note in the principal amount of $66,793 to Robert Carmichael for funds to meet the working capital needs of LBI. There is no amortization schedule for the note and interest is payable in shares of common stock of the Company at a conversion price equal to the 90 day VWAP of the Company’s stock prior to the quarterly interest payment date. This note is classified as a current liability as the note holder may demand payment or convert the outstanding principal at a conversion price of $0.021 per share at any time. The Company recorded $19,250 for the beneficial conversion feature. This note is classified as a current liability for the three months ended September 30, 2024.

Loans Payable

	Mercedes BMG (1)	Navitas BLU3 (2)	NFS SSI (3)	Navitas 2022 BLU3 (4)	Navitas 2024 BLU3 (5)	Navitas 2024 BLU3 (6)	Total
2024 (6 months)	$2,792	$7,782	$6,991	$14,342	$1,713	$898	$34,518
2025	8,376	19,556	12,329	25,143	5,604	3,890	74,897
2026	-	6,339	-	-	6,304	4,411	17,054
2027	-		-	-	7,092	5,002	12,093
Thereafter	-	-	-	-	8,685	10,419	19,105
Total Loan Payments	$11,168	$33,667	$19,320	$39,485	$29,398	24,620	$157,668
Current Portion of Loan Payable	$(11,168)	$(17,665)	$(19,320)	$(22,991)	$(5,442)	(3,809)	$(80,395)
Non-Current Portion of Loan Payable	$-	$16,012	$-	$16,494	$23,957	20,811	$77,273

(1)	On August 21, 2020, the Company executed an installment sales contract with Mercedes Benz Coconut Creek for the purchase of a 2019 Mercedes Benz Sprinter delivery van. The installment agreement is for $55,841 with a zero interest rate payable over 60 months with a monthly payment of $931 and is personally guaranteed by Mr. Carmichael. The loan balance as of September 30, 2024 was $11,168 and $19,855 as of December 31, 2023.

(2)	On May 19, 2021, BLU3 executed an equipment finance agreement with Navitas Credit Corp. (“Navitas”) to finance the purchase of certain plastic molding equipment. The amount financed is $75,764 payable over 60 equal monthly installments of $1,611. The equipment finance agreement contains customary events of default. The loan balance as of September 30, 2024 was $33,667 and $42,525 as of December 31, 2023.

(3)	On June 29, 2022, SSI executed an equipment financing agreement with NFS Leasing (“NFS Leasing”) to secure replacement production molds. The total purchase price of the molds was $84,500 of which $63,375 was financed by NFS Leasing on August 15, 2022. The financing agreement has a 33 month term beginning in August 2022 with a monthly payment of $2,571. The financing agreement contains customary events of default, is guaranteed by the Company and NFS Leasing has a lien on all of the assets of SSI. The loan balance as of September 30, 2024 and December 31, 2023 was $19,320 and $38,607, respectively.

(4)	On December 12, 2022, BLU3 executed an equipment finance agreement to finance the purchase of certain plastic molding equipment through Navitas. The amount financed is $63,689 payable over 36 equal monthly installments of $2,083. The equipment finance agreement contains customary events of default. The loan balance as of September 30, 2024 was $439,485 and $44,839 as of December 31, 2023.

(5)	On February 12, 2024, BLU3 executed an inventory finance agreement to finance the purchase of certain equipment stock through Navitas. The amount financed is $32,274 payable over 60 equal monthly installments of $715. The inventory finance agreement contains customary events of default. The loan balance as of September 30, 2024 was $29,398.

(6)	On September 4, 2024, BLU3 executed an inventory finance agreement to finance the purchase of certain equipment stock through Navitas. The amount financed is $24,620 payable over 60 equal monthly installments of $602. The inventory finance agreement contains customary events of default. The loan balance as of September 30, 2024 was $24,620.

Note 6. Goodwill and Intangible Assets, Net

The following table sets for the changes in the carrying amount of the Company’s Goodwill for the nine months ended September 30, 2024.

2024
Balance, January 1	$249,986
Addition:	-
Balance, September 30	$249,986

The Company performed an evaluation of the value of goodwill at December 31, 2023. Based upon this evaluation it was determined that there should be no adjustment to goodwill. There has been nothing noted during the nine months ended September 30, 2024 that would indicate that the value of goodwill should change through that date.

The following table sets for the components of the Company’s intangible assets at September 30, 2024:

	Amortization Period (Years)	Cost	Accumulated Amortization	Net Book Value

Intangible Assets Subject to amortization
Trademarks	15	$121,000	$(24,828)	$96,172
Customer Relationships	10	600,000	(185,000)	415,000
Non-Compete Agreements	5	22,000	(13,567)	8,433
Total		$743,000	$(223,395)	$519,605

The aggregate amortization remaining on the intangible assets as of September 30, 2024 is a follows:

Intangible Assets Amortization
2024 (3 months remaining)	18,116
2025	72,467
2026	71,367
2027	68,066
2028	68,066
Thereafter	221,523
Total	$519,605

Amortization expense for amortizable intangible assets for each of the nine months ended September 30, 2024 and 2023 was $54,350.

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

Preferred Stock

During the second quarter of 2010, the holders of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of blank check preferred stock. The blank check preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by the Board of Directors of the Company from time to time in accordance with the provisions of the Florida Business Corporation Act. In April 2011, the Board of Directors designated 425,000 shares as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into a share of the Company’s common stock at any time at the option of the holder at a conversion price of $18.23 per share. Holders of shares of Series A Convertible Preferred Stock are entitled to 250 votes for each share held. The Company’s common stock and Series A Convertible Preferred Stock vote together on any matters submitted to our shareholders. As of September 30, 2024, and December 31, 2023, 425,000 shares of Series A Convertible Preferred Stock are issued and outstanding and are owned by Robert Carmichael.

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

Equity Compensation Plan Information as of September 30, 2024:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted – average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans Approved by Security Holders	3,150,000	$0.0399	21,680,882
Equity Compensation Plans Not Approved by Security Holders	28,869,400	0.0432	—
Total	32,019,400	$0.0428	21,680,882

Options

The Company has issued options to purchase approximately 32,019,400 shares of its common stock at an weighted average exercise price of $0.0428 with a fair value of approximately $37,000. For the three months ended September 30, 2024, and the year ended December 31, 2023, the Company issued no options to purchase shares.

For the nine months ended September 30, 2024 and 2023, the Company recognized an expense of $12,423 and $25,404, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a Black-Scholes option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of September 30, 2024, the Company had $1,066,753 of unrecognized pre-tax non-cash compensation expense related to performance based options to purchase shares, which the Company expects to recognize, based on a weighted-average period of 1.5 years. The Company uses straight-line amortization of compensation expense over the requisite service period for time-based options. For performance-based options the Company evaluates the likelihood of a vesting qualification being met, and will establish the expense based on that evaluation. The maximum contractual term of the Company’s stock options is 5 years. The Company recognizes forfeitures and expirations as they occur. Options to purchase 42,198,387 shares of common stock have vested as of September 30, 2024.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the Black-Scholes option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Nine Months ended September 30,
	2024	2023
Expected volatility	172.0% - 346.4%	172.0 – 346.4%
Expected term	1.5 – 5.0 Years	1.5 – 5.0 Years
Risk-free interest rate	0.16% - 4.64%	0.16% - 4.64%
Forfeiture rate	0.33%	0.17%

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

A summary of the status of the Company’s outstanding stock options as of September 30, 2024 and December 31, 2023 and changes during the periods ending on such dates is as follows:

	Number of	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Options	Price	Life in Years	Value
Outstanding at December 31, 2022	238,439,167	$0.0362	1.43
Granted	-	-
Forfeited	(170,999,530)	0.0379
Exercised	-	-
Cancelled		-
Outstanding – December 31, 2023	67,439,637	$0.0360	1.43
Exercisable – December 31, 2023	41,057,753	$0.0211	0.81	$-

Granted	-	-
Forfeited	35,420,237	0.0181
Exercised	-	-
Cancelled	-	-
Outstanding – September 30, 2024	32,019,400	$0.0428	1.75
Exercisable – September 30, 2024	14,019,400	$0.0216	0.37	$-

The following table summarizes information about employee stock options outstanding at September 30, 2024.

Range of Exercise Price	Number outstanding at June 30, 2024	Weighted average remaining Life	Weighted average exercise price	Number exercisable at June 30,2024	Weighted average exercise price	Weighted average remaining life

$ 0.0229 - $0.0325	1,050,000	1.64	$0.0324	1,050,000	$0.0324	1.64
$ 0.0360 - $0.0425	23,009,400	1.79	$0.0398	5,009,400	$0.0393	1.61
$ 0.0440 - $0.0531	7,960,000	1.85	$0.0531	7,960,000	$0.0531	1.85
Outstanding options	32,019,400	1.80	0.0428	14,019,400	0.0466	1.75

At September 30, 2024, there was $1,066,753 of unrecognized stock option expense which may be recognized only if the full vesting requirements for these options are met.

At September 30, 2024, there was $69,001 of total unrecognized stock option expense, which is expected to be recognized on a straight-line basis over a weighted-average period of 0.45 years.

Warrants

On January 18, 2023 and February 18, 2023, the Company issued to Charles Hyatt, an aggregate of 11,428,570 units, with each unit consisting of one share of common stock and a two-year common stock purchase warrant to purchase one share of common stock at an exercise price of $0.0175 per share in consideration of $200,000.

A summary of the Company’s warrants as of December 31, 2023 and changes during the nine months ended September 30, 2024 is presented below:

	Number of	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Warrants	Price	Life in Years	Value
Outstanding – December 31, 2023	25,684,521	$0.0247	0.93	$24,000
Granted	-
Exercised	-
Forfeited or Expired	8,541,666	0.0240
Outstanding – September 30, 2024	17,142,858	$0.0250	0.30
Exercisable – September 30, 2024	17,142,858	$0.0250	0.30	$-

Note 8. Commitments and contingencies

Royalty Agreement

On June 30, 2020, the Company entered into Amendment No. 2 to its Patent License Agreement with Setaysha Technical Solutions, LLC (“STS”). The Amendment, among other things, provides that STS provide 30 hours per week of commercialization support for its NextGen licensed products without charge. In consideration therefor, the Company agreed to an increased minimum yearly royalty payment of $60,000 for years 2022, 2023 and 2024, with a yearly fourth quarter reconciliation with earned royalties. In addition, if the Company terminates the Agreement with STS prior to December 31, 2023, the Company is obligated to pay STS $180,000, less cumulative royalties paid in excess of $334,961 for the years 2019 through 2024. Royalty recorded under the Amendment was $102,746 and $107,308 for the nine months ended September 30, 2024 and 2023, respectively.

Consulting and Employment Agreements

On August 1, 2021, the Company and Blake Carmichael entered into a three-year employment agreement (the “Blake Carmichael Employment Agreement”) pursuant to which Mr. Carmichael served as Chief Executive Officer of BLU3. In consideration for his services, Blake Carmichael received (i) an annual base salary of $120,000, payable in accordance with the customary payroll practices of the Company, (ii) a cash bonus equal to 5% of the net income of BLU3, payable quarterly, beginning with the first full calendar quarter after the execution of the agreement, and (iii) upon execution of the Carmichael Employment Agreement, a non-qualified five-year stock option to purchase 3,759,400 shares at $0.0399, 33.3% of which shares vest immediately, 33.3% vest on the second anniversary, and 33.3% vest on the third anniversary of the agreement. In addition, Blake Carmichael is entitled to receive a five-year stock option to purchase up to 18,000,000 shares of common stock at an exercise price of $0.0399 per share that will vest upon annual financial metrics based upon a revenue measurement, expediency measurement and an EBITDA measurement. A measurement was made for the nine months ended September 30, 2024 resulting in no additional expense since the vesting criteria were not met.

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

In addition, Mrs. Buban is entitled to receive a five-year stock option to purchase up to 7,110,000 shares of common stock of the Company at an exercise price of $0.0531 per share, which vests upon the attainment of certain defined annual financial metrics, as set forth in the Buban Employment Agreement. A measurement was made for the three months ended September 30, 2024 and no expense was recorded based upon the vesting criteria not being met.

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

Note 9. Subsequent Events

The Company has completed an evaluation of all subsequent events through November 19, 2024, the date the financial statements were issued. Except as described below, the Company has concluded that no subsequent event has occurred that requires disclosure.

On November 13, 2024, the Company and Charles Hyatt, a director (“Hyatt”), executed (i) an amendment to a promissory note in the principal amount of $150,000, which was originally issued by the Company to Hyatt on November 7, 2023 (the “2023 Note”), to extend the 2023 Note’s maturity date from May 7, 2024 to May 7, 2025, and (ii) an amendment to a promissory note in the principal amount of $280,000, which was originally issued by the Company to Hyatt on February 5, 2024 (the “2024 Note”), to extend the 2024 Note’s maturity date from August 5, 2024 to May 5, 2025. Except as specifically amended by the amendments, the terms and conditions of the 2023 Note and 2024 Note remain in full force and effect.

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

Recent Development

On November 13, 2024, the Company and Charles Hyatt, a director (“Hyatt”), executed (i) an amendment to a promissory note in the principal amount of $150,000, which was originally issued by the Company to Hyatt on November 7, 2023 (the “2023 Note”), to extend the 2023 Note’s maturity date from May 7, 2024 to May 7, 2025, and (ii) an amendment to a promissory note in the principal amount of $280,000, which was originally issued by the Company to Hyatt on February 5, 2024 (the “2024 Note”), to extend the 2024 Note’s maturity date from August 5, 2024 to May 5, 2025. Except as specifically amended by the amendments, the terms and conditions of the 2023 Note and 2024 Note remain in full force and effect.

Results of Operations

Net Revenues, Costs of Net Revenues and Gross Profit

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Net revenues increased 8.2% for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 as a result of an increase in revenues in BLU3, SSI, and LWA. Net revenue for BLU3 SSI, and LWA increased 25.1%, 42.8%, and 12.5%, respectively. The increase in BLU3’s revenue is due to the recovery from the recall that directly affected the previous period’s revenues. SSI’s increase can be attributed to the continued momentum of the Company’s newest product, HEED3 as well as increased demand from international users of SSI’s Spare Air product line. The increase in BLU3, SSI and LWA’ revenue was offset by decreased revenues in BTL, and LBI. Net revenue for BTL, and LBI decreased 13.9%, and 50.9%, respectively, as a result of a loss of sales momentum as well as a soft demand in many areas of BTL, and LBI’s markets.

For the three months ended September 30, 2024, cost of net revenues was 55.3% as compared with the cost of net revenues of 67.7% for the three months ended September 30, 2023. The cost decrease as a percentage of revenue, can be directly attributed to the cost of direct labor, which accounted for a larger portion of costs and significantly impacted the profit margin. Included in cost of net revenues are royalty expenses paid to Robert Carmichael which increased 1.9% for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.

Gross profit margin was 44.7% for the three months ended September 30, 2024 as compared to gross profit margin of 32.3% for the three months ended September 30, 2023. The increase in gross margin, is directly attributable to an increase in SSI’s margin to 63.0% primarily attributed to SSI’s newest product, HEED3, and reduced manufacturing labor positively impacting gross margin.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Net revenues increased 4.9% for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 as a result of an increase in revenues in BLU3 and SSI. Net revenue for BLU3 and SSI increased 29.0% and 39.0%, respectively. The increase in BLU3’s revenue is due to the recovery from the recall that directly affected the previous period’s revenues. SSI’s increase can be attributed to the continued momentum of the Company’s newest product, HEED3, and increased demand from international users of SSI’s Spare Air product line. The increase in BLU3 and SSI’ revenue was offset by decreased revenues in BTL, LWA, and LBI. Net revenue for BTL, LWA, and LBI decreased 19.6%, 9.3%, and 47.3%, respectively, as a result of a loss of sales momentum as well as a soft demand in many areas of BTL, LWA, and LBI’s markets.

For the nine months ended September 30, 2024, cost of net revenues was 59.5% as compared with the cost of net revenues of 70.4% for the nine months ended September 30, 2023. The cost decrease as a percentage of revenue, can be directly attributed to the cost of direct labor, which accounted for a smaller portion of costs and significantly impacted the profit margin. Included in cost of net revenues are royalty expenses paid to Robert Carmichael which decreased 8.5% for the nine months ended September 30, 2024, as compared to the nine months ended June 30, 2023.

Gross profit margin was 40.5% for the nine months ended September 30, 2024, as compared to gross profit margin of 29.6% for the nine months ended September 30, 2023. The increase in gross margin is directly attributable to increased margins for SSI, LWA and LBI primarily attributed to SSI’s newest product, HEED3, and reduced manufacturing labor positively impacting gross margin.

Operating Expenses

Operating expenses consist of selling, general and administrative (“SG&A”) expenses and research and development costs and are reported on a consolidated basis for our operating segments. Operating expenses increased 12.1% and 13.2%, respectively, for the three and nine months ended September 30, 2024 as compared to the same periods in the prior year.

Selling, General & Administrative Expenses (SG&A Expenses)

SG&A increased by 13.1% for the three months ended September 30, 2024, and 13.3% for the nine months ended September 30, 2024, when compared to the same periods in the prior year. SG&A expenses were comprised of the following:

Expense Item	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	% Change	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	% Change
Payroll, Selling & Administrative	$458,987	$459,444	(0.1)%	$1,379,320	$1,336,543	3.2%
Stock Compensation Expense	-	7,185	(100.)%	12,423	25,404	(51.1)%
Professional Fees	14,455	20,568	(29.8)%	190,995	120,427	58.6%
Advertising	83,741	129,970	(35.6)%	270,978	330,989	(18.1)%
All Other	356,187	190,622	86.9%	782,446	513,027	52.5%
Total SG&A	$913,370	$807,789	13.1%	$2,636,162	$2,326,390	13.3%

Payroll for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023 decreased 0.1%. Payroll for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, increased 3.2%. The increase reflects additions in production personnel in BLU3, for the nine months ended September 30, 2024.

Non-Cash Stock Compensation expenses decreased by 100.0% and 51.1%, for the three and nine months ended September 30, 2024, respectively, as compared to the three and nine months ended September 30, 2023, as a result of vesting milestones based upon performance goals not being met for the three months and nine months ended September 30, 2024.

Professional fees, including legal, accounting and other professional fees decreased 29.8%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Professional fees, including legal, accounting and other professional fees increased 58.6% for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase can be attributed to an increase in legal fees of 47.3%, other professional fees of 176.0%, and accounting fees of 39.9%.

Advertising expense decreased 35.6% and 18.1% for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023, respectively. This decrease is attributable to BLU3’s decrease in advertising online expenses. BLU3’s decrease in advertising expenses was offset slightly by an increase in trade show expenses.

Other expenses increased 86.9% and 52.5 % for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023, respectively, due primarily to an increase in rent expenses.

Research & Development Expenses (R&D Expenses)

R&D expenses for the three and nine months ended September 30, 2024, decreased 99.5% and 5.4%, compared to the three months and nine months ended September 30, 2023, respectively, as a result of a decrease in new product development activity.

Other Income/Expense

For the three and nine months ended September 30, 2024 and 2023, other income/expense consisted solely of interest expense. For the nine months ended September 30, 2024, interest expense increased 2.0% from the nine months ended September 30, 2023 to approximately $57,000 as compared to approximately $56,000 in the nine months ended September 30, 2023. The increase in interest expense can be attributed to the NFS Leasing loan, the Navitas Credit Corp 2022 loan, and the convertible demand note from Robert Carmichael.

Liquidity and Capital Resources

We had cash of $646,481 as of September 30, 2024. The following table summarizes total current assets, total current liabilities, and working capital at September 30, 2024, as compared to December 31, 2023.

	September 30,	December 31,
	2024	2023	% change
	(unaudited)
Total current assets	$3,655,216	$2,736,601	32.9%
Total current liabilities	$3,230,411	$2,502,787	27.1%
Working capital	$424,805	$233,814	94.8%

The increase in our current assets at September 30, 2024 from December 31, 2023 primarily reflected an increase in cash, accounts receivable and prepaid expenses. The increase in current liabilities reflects mainly an increase in customer deposits and related party notes payable.

Summary Cash Flows

	Nine Months Ended September 30,
	2024	2023
	(unaudited)
Net cash used in operating activities	$(56,568)	$(367,628)
Net cash used in investing activities	$(14,251)	$(28,671)
Net cash provided by financing activities	$286,187	$199,740

Net cash used in operating activities for the nine months ended September 30, 2024 was due to the net loss of approximately $82,000.

Net cash used in investing activities for the nine months ended September 30, 2024, of $14,251 consists of fixed asset purchases.

Net cash of $286,187 provided by financing activities for the nine months ended September 30, 2024, reflects the issuance of debt to a related party and proceeds from long term debt partially offset by the repayment of debt.

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

We have a history of losses, and an accumulated deficit of $17,767,548 as of September 30, 2024. Despite a working capital surplus of $424,805 at September 30, 2024, the continued losses and cash used in operations raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to continue to increase revenues, control expenses, raise capital, and continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. We are continuing to engage in discussions with potential sources for additional capital, however, our ability to raise capital is somewhat limited based upon our revenue levels, net losses and limited market for our common stock. If we fail to raise additional funds when needed, or if we do not have sufficient cash flows from operations, we may be required to scale back or cease certain of our operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under Exchange Act. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluations as of September 30, 2024, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting described below. A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

Our management, including our Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of the design and operations of our disclosure controls and procedures (defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of September 30, 2024 and based upon the such evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to the material weaknesses set forth below.

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

On September 30, 2024, the Company issued 61,677 shares of common stock to Robert Carmichael for payment of interest on a convertible demand note.

The above issuance did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe are exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2024, no director, officer or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

Date: November 19, 2024	BROWNIE’S MARINE GROUP, INC.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Chief Financial Officer
(Principal Financial and Accounting Officer)

