Form 10-K
period 2024-12-31
Brownie's Marine Group, Inc
filed 2025-06-16
CIK 1166708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(MARK ONE)

☒	Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______to _______.

Commission file number 333-99393

BROWNIE’S MARINE GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida	90-0226181
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4061 SW, 47th Avenue, Davie, Florida	33314
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (954) 462-5570

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
None	Not applicable	Not applicable

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter was approximately $5,273,810.

There were 449,566,968 shares of common stock outstanding as of June 13, 2025.

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

Submersible is a manufacturer of high-pressure tanks and redundant air systems for aviation, manned submersibles, swift water rescue, military and recreational diving industries, based in Huntington Beach, California and sells its products to governments, militaries, private companies and the dive industry throughout the world.

On February 13, 2022 the Company formed LBI, which is being developed as a full retail, guided tour and training model utilizing the technology developed by BLU3 to provide new users and interested divers with guided tour experience, training, and the ability to purchase all of their diving and watersports needs.

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

On or about the 4th of October, 2024 LBI sold the Gold Coast Scuba tradename and other IP rights and certain related inventory to Adventure Seeker Company.

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

Surface Supplied Air Products

Our Third Lung systems have been the market leader in gasoline powered, high-performance and more recently in battery powered surface supplied air (THIRD LUNG) diving systems. Taking full advantage of our proprietary compressor system, a series of traditional “fixed speed” electric compressors were developed for the built-in-boat market in 2005. In 2010, we introduced our variable-speed battery powered THIRD LUNG system which provides divers with gasoline-free all day shallow diving experiences. These systems provide performance and runtimes for up to 3 hours by utilizing a diver-sensitive variable speed technology that controls battery consumption based on diver demand.

The Company continues to pursue distributors and dealers in and outside of the United States in order to diversify the seasonality as well as geography risks. Additionally, we continue to pursue more aggressively the boat builder market to offer our variable speed, battery powered THIRD LUNG systems as an option on newly built boats of all sizes, expanding our market beyond the traditional consumer markets for our products.

Our SSA products include:

● Tankless Dive Systems: The Company produces a line of tankless dive products, commonly called hookah or recreational SSA systems. These systems allow one to four divers to enjoy the marine environment up to a depth of 45 feet without the bulk and weight of conventional SCUBA gear. We believe that the removal of barriers to entry into the sport of diving and the reduction of complicated and bulky SCUBA gear invites a broader range of the general public to participate more actively and enjoyably at their own pace and schedule. Our product is designed to reduce the effort required for its transport and use while exploring, cruising or traveling.

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

● BIAS (Boat Integrated Air Systems): The Company developed several tankless products and complimentary accessories that it believes makes boat diving easier. The BIAS battery powered tankless kit allows boat builders, dealers and end users to seamlessly install a pre-packaged kit directly into the boat and our E-Reel, a level-winding battery powered hose reel system, provides compact storage of up to 150 feet of hose. Boaters can perform their own in-water maintenance and inspections or just dive for enjoyment. In addition to supplying air to divers, BIAS may be used for supporting air horns, inflating boat fenders/water toys and activating pneumatically operated doors.

Ultra-Portable Tankless Dive Systems

Through our wholly owned subsidiary BLU3, we develop and market portable battery-powered dive systems. The BLU3 line currently consists of two models, Nomad and Nomad Mini, targeting specific performance levels and price points. The original product of BLU3, called Nemo, has been phased out and replaced by Nomad Mini.

NOMAD dive system (“NOMAD”) began shipping in the third quarter of 2021. NOMAD MINI dive system (“NOMAD MINI”) began shipping in the third quarter of 2023. Both products are currently sold to consumers via our website, Amazon and through our network of dealers worldwide. The NOMAD is highly portable and has a maximum depth of 30 feet. NOMAD MINI has a maximum depth of 15 feet and is more portable than NOMAD and at a lower price point. NOMAD and NOMAD MINI have been marketed through BLU3’s internet presence and marketing campaigns as well as at industry and other trade shows across the country.

BLU3 products are sought after by consumers for a variety of applications that include boat maintenance, shore diving, traveling, underwater metal detecting and fossil hunting, pool leak detection and service, and more.

As of January 2024, BLU3 is the exclusive distributor for North and South America of the SeaNXT Elite sea scooter, made in France. The SeaNXT Elite sea scooter is a luxury water toy that is most popular in the yachting industry. BLU3 markets the SeaNXT Elite product to end-users as well as resellers throughout North and South America.

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

In February 2022, the Company incorporated LBI to begin its expansion into the retail, training and guided tour market. The Company’s vision for LBI is to become a fully integrated retail experience where the Company’s unique products can be show-cased, training can be offered, and a tourist model created. LBI will provide experienced based activities for the consumer in the various watersport activities it sells. In addition, LBI aims to provide training in those activities with the goal of having the consumer purchase the equipment, particularly the unique technologies provided by BLU3, from its retail stores. LBI looks to provide the full Live Blue experience for those consumers ready to enjoy all things watersports.

In May 2022, LBI acquired the assets of Gold Coast Scuba, a dive retail and training facility based in Lauderdale-By-The-Sea, Florida. This retail location is the base in which the Live Blue brand was initially developed.

In October, 2024 LBI sold the Gold Coast Scuba tradename and other IP rights and certain related inventory to Adventure Seeker Company. Adventure Seeker Company doing business as Gold Coast Scuba continues to operate certain aspects of the Live Blue model including demonstrations, training, and selling of all BMG products in the original Gold Coast Scuba location under a new lease arrangement with the property owner. GCS maintains full access to the support teas and products lines at all divisions of BMG as a Live Blue affiliate.

Diving and Snorkeling Industry

The scuba diving equipment market size has grown steadily in recent years. It was valued at $2.1 billion in 2023 and is projected to grow at a compounded annual growth rate (CAGR) of over 4% between 2024 and 2032.  We believe the growth in the historic period can be attributed to post-pandemic recovery, rescue and safety equipment development, accessibility of diving courses, e-commerce penetration, the growing coastal tourism and a rise in disposable income.

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

Yachting Industry

The global luxury yacht market was valued at $7.67 billion in 2023. The market is projected to grow from $8.75 billion in 2024 to $17.33 billion by 2023, exhibiting a CAGR of 8.9% during the forecast period   according to Fortune Business Insights report published in February 2025.. The Company’s BIAS systems have been designed with this industry in mind. The Company markets directly to the yachting industry by leveraging its relationships with large yacht servicing companies, yacht builders and yacht brokerages.

The recreational sailing and boating market and yachting industries also continue to grow. The recreational boating market was valued at $38.2 billion in 2024 and is projected to reach $65.9 billion by 2034, with a CAGR of 5.6% according to Market .us.

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

License Agreements

On April 6, 2018, the Company entered into a patent license agreement (the “STS Agreement”) with Setaysha Technical Solutions, LLC (“STS”) pursuant to which the Company licensed certain intellectual property, including patent rights, non-patent rights and know-how from STS for use in our ultra-portable tankless dive system products. Under the STS Agreement, the Company paid an initial license fee in April 2018 through the issuance of 759,422 shares of common stock with a fair value of $30,000. The STS Agreement further provides for royalties based on annual net revenues. On December 31, 2019, the Company entered into Addendum No. 1 to the STS Agreement (“Addendum No. 1”) which amended the payments due upon the first commercial sale of Nemo. Upon entering into Addendum No. 1, $8,250 was paid to STS in cash and $8,250 was paid on January 10, 2020. On February 6, 2020, the Company issued 828,221 shares of common stock with a fair value of $18,635 in satisfaction of $13,500 for the first commercial sale of the Nemo dive system. On June 30, 2020, the Company entered into Addendum No. 2 to the STS Agreement concerning STS’s assistance related to designing and commercializing certain diving products. Addendum No. 2 provides for a minimum yearly royalty of $60,000, or $15,000 per fiscal quarter, beginning in December 2019 and increasing by 2.15% per year. With the introduction of the NOMAD in the last quarter of 2021, the Company is obligated to pay an additional annual minimum royalty of $60,000 per year for the years 2022, 2023 and 2024, which increased the quarterly minimum royalty by $15,000 per quarter. On January 24, 2024, the Company entered into Addendum No. 3 to the STS Agreement. Addendum No. 3 delays the additional minimum yearly royalty of $60,000, or $15,000 per fiscal quarter from 2024 to 2025. Therefore, no additional minimum royalty was required during 2024, but will be required beginning the fiscal first quarter of 2025. 2025 will be the final year of the additional minimum royalty under the STS agreement. Royalty recorded under the Amended agreement was $125,159.32 and $138,643 for the years ended December 31, 2024 and 2023, respectively.

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

Tradeshows

In 2024, the Company was represented at The Palm Beach Boat Show, The Annapolis Motor and Sailing Shows, The Fort Lauderdale Boat show, Diving Equipment, Manufacturing show, The Seattle Boat Show, The Dubai Boat Show, Boot Dusseldorf and the HAI Heli-Expo, along with various other trade and industry shows.

Websites

We sell our products online through our and our subsidiaries websites and many of our products are marketed on some of our customers’ websites. In addition to these websites, numerous other websites have quick links to the Company’s website. Our products are available both domestically and internationally. Internet sales and inquiries are also supported by the Company.

Product Research and Development

Research and development costs for the year ended December 31, 2024 and December 31, 2023 and were $9,992 and $13,393, respectively, none of which cost is borne directly by customers.

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

Employees

As of June, 2025, we have thirty five full-time employees, and two part-time employees.

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

FINANCIAL RISKS

We have a history of losses.

We incurred net losses of $254,066 and $1,248,115, respectively, for the year ended December 31, 2024 and 2023. On December 31, 2024, we had an accumulated deficit of $17,940,797. Revenues increased by 8.11% for the year ended December 31, 2024, from 2023, and our gross profit margin increased from 27.8% in 2023 to 41.6% in 2024. Our gross profit is not sufficient to cover our operating expenses of $3,573,279 and $3,277,319 for the twelve months ending December 31, 2024 and 2023, respectively. Operating expenses include non-cash stock compensation expenses of $159,992 and $81,424 for the years ending December 31, 2024 and 2023, respectively. In the year ended December 31, 2024, our selling, general and administrative expenses, increased 9.2% from 2023. There are no assurances that we will be able to increase our revenues to a level which supports profitable operations and provide sufficient capital to pay our operating expenses and other obligations as they become due.

Our auditors have disclosed substantial doubt as to our ability to continue as a going concern.

Our independent registered public accounting firm has included an explanatory paragraph expressing substantial doubt relating to our ability to continue as a going concern in its report on our audited consolidated financial statements for the year ended December 31, 2023. We have recurring losses from operations and had a net loss of approximately $254,066 and have used approximately $299,000 in net cash used in our operations in the year ended December 31, 2024 as well as an accumulated deficit of approximately $17,941,000. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our principal sources of liquidity are sales of equity and debt securities. We do not have any firm commitments to raise additional working capital. As we are a small company who stock is quoted on the OTC Markets, we expect to encounter difficulty in raising working capital upon terms and conditions satisfactory to us, if at all. If we are unable to obtain sufficient funding or generate sufficient revenues, our business and results of operations will be adversely affected, and we may be unable to continue as a going concern.

Our common stock is currently traded on the OTC Expert Market and is only eligible for unsolicited quotes.

Our commons stock is not eligible for proprietary broker-dealer quotations. Unsolicited-only stocks have a higher risk of wider spreads, increased volatility, and price dislocations. Investors may have difficulty selling this stock.

We rely on revenues from related parties.

We generate revenues from sales to related parties, which accounted for 6.9% of our net revenues in 2024 and 11.2% of our net revenues in 2023. The loss of revenues from these related parties would have a material adverse impact on our business, results of operations and financial condition in future periods.

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

On December 22, 2022, the CPSC issued a voluntary recall notice for the Nomad tankless dive system, which is distributed by BLU3, Inc. As part of the recall procedure, the CPSC has approved the Company’s proposed remedy for the recall and BLU3 will begin to receive units back from consumers to repair affected Nomad units. The Company has evaluated the costs of this recall and has deemed it necessary to set a reserve for those costs related to the recall of $160,500. In 2023 the Company finalized the recall and adjusted the reserve down to approximately $86,300 to reflect the actual impact on the Company’s financial condition. There have been no further recalls on our products in 2024.

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

We deal with suppliers on an order-by- order basis and have no long-term purchase contracts or other contractual assurances of continued supply or pricing. In addition, we have no long-term contracts with our manufacturing sources and compete with other companies for production facility capacity. Historically, we have purchased enough inventories of products or their substitutes to satisfy demand. However, unanticipated failure of any manufacturer or supplier to meet our requirements or our inability to build or obtain substitutes could force us to curtail or cease operations. Certain of our product components are manufactured in China. Due to Covid, and the logistics challenges existing currently, we have experienced delays and may experience continued delays in our supply chain, including component products, which are manufactured in China. Our senior management will continue to monitor our situation on a daily basis; however, we expect that these factors and others we have yet to experience may materially adversely impact our company, its business and operations for the foreseeable future.

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

We presently have vested and unvested options, warrants, convertible debt and Series A Convertible Preferred Stock that if exercised would result in the issuance of an additional 50,824,019 shares of our common stock. The issuance of shares upon exercise of options will result in dilution to the interests of other shareholders.

Our common stock may be affected by limited trading volume and may fluctuate significantly.

The Company’s common stock was quoted on the OTCPink tier of the OTC Markets under the symbol “BWMG” until April 15, 2025. As of April 15, 2025, the Company’s common stock has traded on the Expert Market of the OTC. Our commons stock is not eligible for proprietary broker-dealer quotations on the Expert Market. Unsolicited-only stocks have a higher risk of wider spreads, increased volatility, and price dislocations. Investors may have difficulty selling our stock. There can be no assurance that we can regain quotation on a higher tier of the OTC Markets or that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Thinly traded common stock can be more volatile than common stock traded in an active public market. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially

Our company is a voluntary filer with the SEC and in the event that we cease reporting under the Exchange Act, investors would have limited information available to them about the company.

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

Davie, Florida

Until November 2024, the Company’s executive offices were located in Pompano Beach, Florida. The Company moved its facilities to Davie, Florida where it leases 19,065 square feet of production, warehouse, showroom and office space. under a 45 month sub-lease which commenced on November 1, 2024. The lease provides for an initial base monthly rent of $26,000 through September 30, 2025 and$31,000 thereafter for the balance of the term. The landlord has agreed to a monthly rent abatement of $3,639 per month through October 2026. The lease is considered a triple-net lease and is subject to “additional rent” which is comprised of the landlord’s operating costs, real estate taxes and insurance in accordance with the terms of the master lease. The Company paid a security deposit of $26,000 upon entering the sub-lease agreement.

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

On September 14, 2022, SSI entered into a sixty-month lease renewal for its facility in Huntington Beach, California commencing on February 1, 2023. Base rent is approximately $17,550 per month for the first 24 months with an annual escalation clause of 3.0% thereafter. Obligations under the lease are guaranteed by the Company. The Company paid an additional security deposit of $10,727 upon entering into the lease.

On September 30, 2022, SSI entered into a sublease of its facility in Huntington Beach, California with Camburg Engineering, Inc.(“Tenant”). The term of the sublease is through December 31, 2023 with a base monthly rent of $2,247 for the first twelve months and 3% annual escalation thereafter. The Tenant also pays a monthly common area maintenance of $112. The Tenant provided a security deposit of $2,426 upon entering into the sublease. This sub-lease continues on a month to month basis.

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

The Company’s common stock was quoted on the OTCPink tier of the OTC Markets under the symbol “BWMG” since April 15, 2025. As of April 15, 2025, the Company common stock has traded on the Expert Market of the OTC. On June, 2025, the closing sale price of our common stock was $0.012 per share.

Holders of Common Stock

As of March 31, 2025, the Company had approximately 386 shareholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2024:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans

Plans approved by our shareholders (1)	1,800,000	.0447	23,200,000
Plans not approved by shareholders (2)	28,869,400	.0448	-

(1) Represents stock options granted to employees under the Equity Compensation Plan. 25,000,000 shares are reserved for issuance under such Plan.

(2) Represents (i) a five-year option to purchase an aggregate of 21,759,400 shares of common stock at $0.0399 per share issued to Blake Carmichael, and (ii) a five-year option to purchase 7,110,000 shares of common stock at $0.0531 per share issued to Christeen Buban, President of SSI.

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

Reserve for Nomad Recall

On December 22, 2022, the CPSC issued a recall notice for the Nomad tankless dive system, which is distributed by BLU3, Inc. As part of the recall procedure, the CPSC has approved the Company’s proposed remedy for the recall and BLU3 will begin to receive units back from consumers to repair affected Nomad units. Additionally, BLU3 will re-start its manufacturing process for the Nomad tankless dive system utilizing the material and design changes approved during the recall process, and immediately re-establish the product in all of its sales channels. The Company has set an allowance for expenses related to this recall of $160,500. As of December 31, 2024 the company deemed that all units effected by the recall have been serviced or are no longer in service and has reduced the recall allowance to $0.

Results of Operations

Years Ended December 31, 2024 and 2023

Overall, our net revenues increased 7.88% in 2024 from 2023, which included a decrease of 29.8% in sales to related parties. Our cost of revenues in 2024 was 58.4% of our total net revenues as compared to 72.2% in 2023. Included in our cost of revenues are royalty expenses we pay to Robert Carmichael which decreased 10.6% in 2024 from 2023. We reported a gross profit margin of 41.6% in 2024 as compared to 27.8% in 2023.

Net Revenues

The following tables provide net revenues, costs of revenues, and gross profit margins for our segments for 2024 and 2023.

	Year Ended December 31,
	2024	2023	% change

Legacy SSA Products	$1,897,358	$2,312,122	(17.9)%
High Pressure Gas Systems	723,935	996,040	(27.3)%
Ultra-Portable Tankless Dive Systems	2,466,550	1,904,687	29.5%
Redundant Air Tank Systems	2,948,262	2,065,224	42.8%
Guided Tour Retail	141,942	302,724	(53.1))%
Total revenue	$8,178,047	$7,580,798	7.88%

Cost of revenues as a percentage of net revenues

	Year Ended December 31,
	2024	2023

Legacy SSA Products	84.4%	85.6%
High Pressure Gas Systems	63.3%	66.5%
Ultra-Portable Tankless Dive Systems	67.8%	72.6%
Redundant Air Tank Systems	68.9%	59.9%
Guided Tour Retail	64.4%	62.7%

Gross profit margins

	Year Ended December 31,
	2024	2023

Legacy SSA Products	15.6%	14.4%
High Pressure Gas Systems	36.7%	33.5%
Ultra-Portable Tankless Dive Systems	32.2%	27.4%
Redundant Air Tank Systems	31.1%	40.1%
Guided Tour Retail	35.6%	37.3%

Operating Expenses

Operating expenses, consisting of selling, general and administrative (“SG&A”) expenses and research and development costs, are reported on a consolidated basis for our operating segments. Aggregate operating expenses increased 9.0% for the year ended December 31, 2024 as compared to the year ended December 31, 2023.

Selling, General & Administrative Expenses (SG&A)

SG&A increased 9.2% for the year ended December 31, 2024 as compared to the year ended December 31, 2023. SG&A during those years were as follows:

Expense Item	2024	2023	% Change
Payroll	$1,887,910	$1,788,890	5.5%
Non-Cash Stock based compensation – options	151,492	81,424	86.1%
Professional Fees	204,829	269,621	(24.0)%
Advertising	427,037	365,604	16.8%
All Others	902,105	757,899	19.0%
Total SG&A	$3,573,373	$3,263,439	9.7%

Payroll increased by 8.9% for the year ended December 31, 2024 as compared to the year ended December 31, 2023 The increase can be attributed to a cost of living increase and year end bonuses. .

Non-Cash Stock based compensation expenses increased 12.4% for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase can be attributed to the vesting of incentive based options for the President of SSI.

Professional fees, representing legal, accounting and other professional fees, which we paid in a combination of cash, common stock, or stock options, decreased 24.0% for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Accounting fees increased 31.83% in 2024, due to a substantial increase in audit fees during the first three quarters of 2024, and legal fees decreased by 23.0% due to fewer stock awards for legal fees in 2024.

Advertising expense increased 16.8% for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase is attributed to increased expenses associated with trade shows , and increased direct and internet advertising by BTL, BLU3 and SSI in 2024.

Other expenses increased 19.0% for the year ended December 31, 2024 as compared the year ended December 31, 2023. primarily as a result of increase in repair and maintenance cost at the SSI facility in California.

Research & Development Expenses (R&D Expenses)

R&D expenses for the year ended December 31, 2024 decreased 28.0% as compared to the year ended December 31, 2023. The decrease can be primarily attributed to the focus on products that are not proprietary.

Other Expense

For the year ended December 31, 2024 interest expenses totaled approximately $79,600 as compared to approximately $78,700 in interest expense for the year ended December 31, 2023. This small increase can be attributed to a slight increase in interest bearing debt.

Liquidity and Capital Resources

We had cash of $417,678 on December 31, 2024.The following table summarizes total current assets, total current liabilities and working capital at December 31, 2024 as compared to December 31, 2023.

	December 31, 2024	December 31, 2023	% of Change
Total Current Assets	$3,030,924	$2,736,601	12.2%
Total Current Liabilities	$2,860,749	$2,502,787	18.5%
Working Capital	$170,175	$233,814	(55.0)%

The increase in our current assets on December 31, 2024 from December 31, 2023 primarily reflects increases in accounts receivable, prepaid expenses and inventory of approximately $336,000.

The increase in our total current liabilities for the year ended December 31, 2024 as compared to the year ended December 31, 2023 reflects an increase in customer deposits of approximately $212,699, an increase of approximately $307,915 related party demand debt with the increase in loans from the Company’s chief executive officer, an increase in the operating lease liabilities in connection with the lease for the Davie, Florids facility. These increases are offset by decreases in accounts payable of $102,491, current maturities of long term debt of $64,136, accounts payable related parties of $33,103 and other liabilities of 31,184, and the release of the reserve for Nomad recall expenses of approximately $86,000.

Summary Cash Flows

	Years Ended December 31,
	2024	2023

Net cash used in operating activities	$(299,093)	$(374,827)
Net cash used in investing activities	$(21,1400)	$(29,955)
Net cash provided by financing activities	$307,305	$351,467

Net cash used in operating activities for 2024 was primarily the result of a net loss of $254,066, as well as the decrease in long term lease liability of $290,363, the reduction of accounts payable of $157,533, the increase of accounts receivable of $135, 455, and the increase in prepaid expenses of $137,770. The cash used related to net loss was offset by $124,930 in depreciation and amortization, and $151,492 in stock related compensation expense during the year ended December 31, 2024.

Net cash used in investing activities for the year ended December 31, 2024 of $21,140 was for the leasehold improvements for the Company’s new Davie, Florida facility.

Net cash provided by financing activities for the year ended December 31, 2024 reflects $307,915 in proceeds from related party demand notes.

Going Concern

Our audited consolidated financial statements included in this Annual Report were prepared assuming we will continue as a going concern, and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. The report of our independent registered public accounting firm on our audited consolidated financial statements for the year ended December 31, 2024 includes an explanatory paragraph stating the Company has net losses and an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. If the Company is unable to raise additional funds when needed, or does not have sufficient cash flows from sales, it may be required to scale back, delay or cease operations, liquidate assets and possibly seek bankruptcy protection. We have a history of losses, and an accumulated deficit of $17,949,435 as of December 31, 2024. Despite a working capital surplus of $105,210 at December 31, 2024, the continued losses and cash used in operations raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to continue to increase revenues, control expenses, raise capital, and to continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. We are continuing to engage in discussions with potential sources for additional capital, however, our ability to raise capital is somewhat limited based upon our revenue levels, net losses and limited market for our common stock. If we fail to raise additional funds when needed, or if we do not have sufficient cash flows from operations, we may be required to scale back or cease certain of our operations.

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

Our consolidated financial statements appear beginning on page F-1 of the Annual Report.

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

Our management, including our Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of the design and operations of our disclosure controls and procedures (defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of December 31, 2024 and based upon the such evaluation, have concluded that the disclosure controls and procedures as of December 31, 2024 were not effective due to the material weaknesses identified below.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. The framework used by management in making that assessment was the criteria set forth in the documents entitled “2014 Internal Controls – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2024 and that material weaknesses in internal controls over financial reporting described below existed.

A material weakness is a deficiency, or a combination of deficiencies, within the meaning of Public Company Accounting Oversight Board (“PCOAB”) Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses:

●	There are an insufficient number and lack of qualified accounting department and administrative personnel and support;

●	There are insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to GAAP and SEC disclosure requirements;

●	There is insufficient segregation of duties, oversight of work performed and lack of controls in our finance and accounting functions due to limited personnel;

●	The Company’s systems that impact financial information and disclosures have ineffective information technology controls;

●	There are inadequate controls surrounding revenue recognition, to ensure that all material transactions and developments impacting the financial statements are reflected and properly recorded; and

●	Evaluation of disclosure controls and procedures was not sufficiently comprehensive due to limited personnel.

Internal Control Remediation Efforts.

Subject to sufficient resources, management expects to remediate the material weaknesses identified above as follows:

●	Management has leveraged and will continue to leverage experienced consultants to assist with ongoing GAAP and SEC compliance requirements. We intend to expand our finance department through the hiring of a certified public accountant to strengthen the segregation of duties, internal controls and enhance our current staff.

●	Segregation of duties will be analyzed and adjusted Company-wide, where possible. The Company is in the process of hiring additional personnel in the accounting department as part of the internal controls implementation and documentation of those controls and procedures.

●	The Company plans on evaluating various accounting systems to enhance our system controls.

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

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The following are the names, ages and positions of our current executive officers and directors.

Name	Age	Position
Robert M. Carmichael	62	Chief Executive Officer, Chairman, President, and Chief Financial Officer and Director
Charles F. Hyatt	58	Director
Key Employee
Blake Carmichael	29	Chief Executive Officer and President of BLU3

Our directors are elected for a term of one year and serve until such director’s successor is duly elected and qualified. Each executive officer serves at the pleasure of the board of directors.

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

Compensation of Directors

The following table provides information concerning the compensation paid to our Company’s non-employee director for services rendered as a director during the year ended December 31, 2024.

	Fees earned or paid in cash	Stock awards	Option awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Charles Hyatt	18,000	-		-	-	-	18,000
Chris Constable (1)

(1)	Mr. Constable resigned as a director on May 21, 2024.

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

Shareholder Communications

Although we do not have a formal policy regarding communications with our Board, shareholders may communicate with the Board by writing to us at Brownie’s Marine Group, Inc., 4061 SW , 47th Ave , Davie, Florida 33314, Attention: Robert Carmichael. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Insider Trading Policies

The Company has adopted insider trading policies and procedures governing the purchase, sales or other dispositions of its securities by directors, officers, employees, or the Company that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and any listing standards applicable to the Company. A copy of the Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11.	Executive Compensation

The following table provides certain information regarding compensation awarded to, earned by or paid to our Chief Executive Officer and the other executive officer with compensation exceeding $100,000 during the year ended December 31, 2023 (each a “Named Executive Officer”).

Summary Compensation Table

							No equity	Non- qualified
					Stock	Option	incentive plan	deferred compensation	All other
Name and		Salary		Bonus	Awards	Awards	compensation	earnings	compensation		Total
Principal Position	Year	($)		($)	($)(1)	($)(1)	($)	($)	($)		($)
Robert Carmichael	2023	127,464			-	-	-	-	89,937	(1)	217,401
CEO, Chairmen, President and CFO	2024	160,564				-	-	-	80,389	(2)	240,953
Christopher Constable,	2023	119,074	(6)			-	-	-	10,954	(3)	130,028
CEO

(1)	Represents (i) $18,000 in director compensation (ii) $13,305 in health insurance premiums paid on behalf of Mr. Carmichael, and (iii) an aggregate of $58,632 in royalties paid to an entity controlled by Mr. Carmichael under the terms of a license agreement with the Company.

(2)	Represents (i) $18,000 in director compensation (ii) $15,872 in health insurance premiums paid on behalf of Mr. Carmichael, and (iii) an aggregate of $46,517 in royalties paid to an entity controlled by Mr. Carmichael under the terms of a license agreement with the Company.

(3)	Represents (i) $7,500 in director compensation (ii) $3,454 health insurance premiums paid by the Company on behalf of Mr. Constable.

(4)	Mr. Constable resigned as Chief Executive Officer on June 24, 2023.

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

Outstanding Equity Awards at December 31, 2024

There was no equity awards made to the Named Executive Officer that were outstanding on December 31, 2024.

Blake Carmichael Employment Agreement

On August 1, 2021, we entered into a three-year employment agreement with Blake Carmichael (the “Blake Carmichael Employment Agreement”) pursuant to which Mr. Carmichael will continue to serve as Chief Executive Officer of BLU3. In consideration for his services, Blake Carmichael will receive (i) an annual base salary of $120,000, payable in accordance with the customary payroll practices of the Company, and (ii) a cash bonus equal to 5% of the net income of BLU3 payable quarterly, beginning with the first full calendar quarter after the execution of the agreement, and (iii) a non-qualified five-year stock option to purchase 3,759,400 shares of common stock at an exercise price $0.0399, 33.3% of which stock subject to the option vested immediately upon grant, 33.3% vests on the second anniversary and 33.3% vests on the third anniversary of the agreement. In addition, Blake Carmichael was granted a five-year stock option to purchase up to 18,000,000 shares of common stock at an exercise price of $0.0399 per share which vests upon the achievement of certain annual financial metrics as set forth in the Agreement. This agreement includes a provision for automatic renewal at the end of the initial term with each party required to provide a notice of intent not to renew no less than 30 days prior to the end of the term.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 30, 2024, the number of shares of common stock and Series A Stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of the Company’s directors (iii) each Named Executive Officer and (iv) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o Brownie’s Marine Group, Inc., 4061 SW 47th Avenue, Davie, Florida, 33314 based on 437,742,050 issued and outstanding shares of common stock and 425,000 shares of Series A Stock outstanding as of May 19, 2025.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Named Executive Officers and Directors
Robert M. Carmichael	45,299,847	(1)	9.2%
Charles F. Hyatt	147,142,855		30.1%
All directors and executive officers as a group (three persons)	192,422,702	(1)	39.3%
5% or Greater Shareholder
Joseph Perez 135 Weston Road, Suite 328, Weston, Florida 33326	50,000,000		10.2%
Summit Holdings V, LLC 3427 Bannerman Road, Suite D208 Tallahassee, Florida 32312	35,587,553	(2)	7.5%

Series A Convertible Preferred Stock
Robert M. Carmichael	425,000		100%

(1)	Includes: (i) 14,587,190 shares held by 940A Associates, Inc., a corporation over which Mr. Carmichael is the sole owner and has voting and dispositive power; (ii) an aggregate of 23,320 shares issuable upon conversion of 425,000 shares of Series A Stock (iii) 1,861,327 shares related to the conversion option of the convertible note to LBI with an outstanding balance of $39,088 with a conversion price of $0.021, and (iv) 3,700,962 shares related to the conversion option of the note to BLU3 with an outstanding principal balance of $50,000 at a conversion rate of $0.01351. Does not include the voting power over 106,250,000 shares of common stock by virtue of Mr. Carmichael’s beneficial ownership of 425,000 shares of Series A Stock.
(2)	Includes 6,758,075 shares related to the conversion option of the convertible note to SSI with a balance of $346,500 with a conversion price of $0.051272.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

On September 14, 2023, The Company issued an on-demand note to Robert Carmichael, Company’s Chief Executive Officern the principal amount of $50,000. The note bears no interest and is payable upon request.

On November 7, 2023, the Company issued a promissory note to Charles Hyatt, a director of the Company in the principal amount of $150,000. The note bears interest at the rate of 9.9% per annum, is payable in monthly installments,. Pursuant to an amendment dated November 13, 2024, the date of note was extended from August 7, 2024 to May 5, 2025.

On December 18, 2023, The Company issued a-demand note to Robert Carmichael, in the principal amount of $25,000. The on-demand note bears no interest and is payable upon request.

On February 5, 2024, , the Company issued a promissory note to Charles Hyatt, a director, in the principal amount of $280,000. The note bears interest at the rate of 9.9% per annum, is payable on demand. Pursuant to an amendment dated November 13, 2024, the maturity date of the note was extended from August 6, 2024 to May 5, 2025.

Blake Carmichael, the Chief Executive Officer of BLU3 is the son of Robert Carmichael, the Company’s Chairman, President and a director.

Director Independence

The Company has one independent director, Charles Hyatt, who is considered “independent” as defined under Rule 5605 of the Nasdaq Marketplace Rules.

Item 14.	Principal Accounting Fees and Services.

The following table shows the fees that were billed for the audit and other services provided by Assurance Dimensions, Inc. (“Assurance”) for the year ended December 31, 2023 prior to the engagement on October 4, 2024 of Bush & Associates CPA, LLC (“Bush”) as the Company’s. independent registered public accounting firm engaged to audit the financial statements of the Company. for the year ended December 31, 2024. The following table shows the fees billed for the audit and other services for 2024 and 2023.

	2024	2023
Audit Fees	$65,059	$69,817
Audit-Related Fees		-
Tax Fees		5,000
Other	-	-
Total	$65,059	$74,817

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K and the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q.

We incurred tax related fees of $5,500 and $5,000 with Liggett & Webb, P.A. for the years ended December 31, 2024 and 2023.

Administration of the Engagement; Pre-Approval of Audit and Permissible Non-Audit Services

We have not yet established an audit committee. Until then, there are no formal pre-approval policies and procedures. The audit and tax fees paid to the auditors with respect to 2024 and 2023were pre-approved by the entire board of directors.

The percentage of hours expended on Bush and Associates respective engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

		Incorporated by Reference
No.	Exhibit Description	Form	Date Filed	Exhibit Number
2.4	Agreement and Plan of Merger and Reorganization, dated September 3, 2021, among the Company, Submersible Acquisition, Inc., Submersible Systems, Inc. and the Shareholders of Submersible Systems, Inc.	8-K	9/9/21	10.1
2.4	Plan of Conversion	8-K	10/28/15	2.1
3.1	Articles of Conversion (Nevada)	8-K	10/28/15	3.1
3.2	Certificate of Conversion (Florida)	8-K	10/28/15	3.2
3.3	Articles of Incorporation (Florida)	8-K	10/28/15	3.3
3.5	Articles of Amendment	8-K	12/16/15	3.5
3.6	Bylaws	8-K	10/28/15	3.4
4.1	2021 Equity Compensation Plan	10-Q	8/16/21	4.1
4.2	Form of 2017 Secured Convertible Promissory Note	10-K	4/17/18	4.2
4.3	10% Unsecured Convertible Debenture dated May 3, 2011	8-K	11/20/18	4.3
4.5	Form of Stock Option Grant to Robert Carmichael dated July 29, 2019 +	8-K	8/1/19	4.5
4.6	Form of Stock Option Grant to Jeffrey Guzy dated January 9, 2020	8-K	1/10/20	4.1
4.7	$66,793 Convertible Demand Note, dated September 30, 2022	8-K	10/12/22	4.1
4.8	Amendment to $150,000 Promissory Note, dated November 13, 2024	8-K	11/19/24	4.1
4.9	Amendment to $280,000 Promissory Note, dated November 13, 2024	8-K	11/19/24	4.2
10.1	Share Exchange Agreement, dated March 23, 2004 by and among the Company, Trebor Industries, Inc. and Robert M. Carmichael	8-K	4/9/04	16.1
10.2	Commercial Multi-Tenant Lease, dated September 14, 2022 between Submersible Systems, Inc. and Slater Palms LLC	8-K	10/12/22	10.1
10.3	Exclusive License Agreement, effective January 1, 2005, between 940 Associates, Inc. and Trebor Industries Inc.	10-QSB	8/15/05	10.20
10.4	Lease Agreement, dated September 1, 2014, between Liberty Property Limited Partnership and Trebor Industries, Inc.	10-K	4/17/18	10.11
10.5	Lease Amendment, dated December 1, 2016, between Liberty Property Limited Partnership and Trebor Industries, Inc.	10-K	4/22/22	10.5
10.6	Exclusive Distribution Agreement, dated August 7, 2017, between and Lenhardt & Wagner GmbH	10-K	6/7/19	10.15
10.7	Lease Agreement, dated November 11, 2018, between Liberty Property Limited Partnership and the Company	10-K	6/7/19	10.16
10.9	Non-Qualified Stock Option Agreement, dated April 14, 2020, between the Company and Robert Carmichael +	8-K	4/17/20	10.1
10.10	Form of Restricted Stock Award Agreement	8-K	4/30/20	10.1
10.11	Promissory Note, dated May 12, 2020, in the principal amount of $159,600 issued to South Atlantic Bank	8-K	5/13/20	10.1
10.12	Patent License Agreement, dated April 6, 2018 between Setaysha Technical Solutions, Inc. and the Company	10-K	6/29/20	10.17
10.13	Addendum No. 1 to Patent License Agreement dated December 31, 2019, between Setaysha Technical Solutions, Inc. and the Company	10-K	6/29/20	10.18
10.18	Employment Agreement Dated August 1, 2021, between the Company and Blake Carmichael	10-Q	11/22/21	10.22
10.19	Director Agreement, dated April 1, 2019, between the Company and Charles Hyatt	8-K	4/4/19	10.1
10.20	Employment Agreement dated September 3, 2021, between the Company and Christeen Buban	8-K	11/22/21	10.23

10.21	Form of letter agreement for incentive compensation +	8-K	6/1/20	10.1
10.22	Addendum No. 2 to Patent License Agreement, dated June 30, 2020, between Setaysha Technical Solutions, Inc. and the Company	10-Q	8/26/20	10.1
10.23	Employment Agreement, dated November 5, 2020, between Christopher Constable and the Company. +	8-K	11/12/20	10.2
10.24	Non-Qualified Stock Option Agreement Non-Plan, dated November 5, 2020, between the Company and Christopher Constable	8-K	11/12/20	10.1
10.27	First Amendment to Lease Agreement, dated December 1, 2016 between Trebor Industries, Inc. and Liberty Property Limited Partnership	10-K	4/22/22	10.27
10.28	8% Convertible Promissory Note, dated September 3, 2021	8-K	9/9/21	4.1
10.29	Confidentiality, Non-Competition And Non-Solicitation Agreement, dated September 3, 2021, between the Company and Richard S. Kearney	8-K	9/9/21	10.2
10.30	Investment Banking Engagement Agreement, dated August 6, 2021, between the Company and Newbridge Securities Corporation	10-Q	11/22/21	10.21
10.31	Asset Purchase Agreement, dated May 2, 2022, among the Company, Gold Coast Scuba, LLC, LLC Members and Live Blue, Inc.	8-K	5/3/22	10.67
10.32	Form of Subscription Agreement	8-K	9/12/22	10.1
10.33	Form of Common Stock Purchase Warrant	8-K	9/12/22	10.2
10.34	Lease Agreement, dated September 14, 2022, between Slater Palms, LLC and the Company	*
10.35	Sublease Agreement, dated September 20, 2022, between Camburg Engineering, Inc. and the Company	*
21	Subsidiaries	*
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	*
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	*
32.1	Certification Pursuant to Section 1350	*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

+ Management Contract

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 16, 2025	Brownie’s marine group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Chief Executive Officer,
(Principal Executive Officer)

	By:	/s/ Robert M. Carmichael
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

Date: June 16, 2025

/s/ Charles F. Hyatt
Charles F. Hyatt
Director

Date: June 16, 2025

Financial Statements and Supplementary Data Brownie’s Marine Group, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Brownie’s Marine Group, Inc. and Subsidiaries

4061 SW, 47th Avenue,

Davie, Florida 33314

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brownie’s Marine Group, Inc. and Subsidiaries (the Company) as of December 31, 2024, and the related consolidated statements of operations, changes in stockholder’s equity, and cash flow for the year then ended and the related consolidated notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Brownie’s Marine Group, Inc. and Subsidiaries as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1 of the financial statements, the Company had a net loss of approximately $240,599 and cash used in operating activities of approximately $292,314 for the year ended December 31, 2024, as well as an accumulated deficit of approximately $17,927,329 as of December 31, 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Brownie’s Marine Group, Inc. and Subsidiaries in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Brownie’s Marine Group, Inc. and Subsidiaries is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Description of the Matter

The Company is required to test the carrying amount of goodwill at least annually, or more frequently upon the occurrence of certain events. The Company is also required to assess the recoverability of its long-lived assets, including its amortizable intangible assets, whenever certain events occur, or circumstances change that may be indicators of impairment. We identified this area as a critical audit matter because the annual goodwill impairment test and the evaluation of recovery of long-lived assets requires significant judgment regarding the evaluation of qualitative factors. Additionally, these assessments also require appropriate determination of reporting units and asset groups, including the allocation of acquired tangible and intangible assets to such groupings. The evaluation of a certain asset group also required comparison of future non-discounted cash flows to the carrying value of the asset group, which required estimates of future cash flows associated with that asset group, including growth rates, profitability rates and estimates of other sources and uses of cash such as changes in working capital and capital expenditures.

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

We also assessed the competence, independence, qualifications, experience, and capabilities of the third-party valuation specialist, and evaluated the appropriateness and reasonableness of the methodology and assumptions used by comparing them to external and historical data; testing the calculation and forecast model for mathematical accuracy; validating the appropriateness and reliability of inputs and amounts used; and evaluating the adequacy of the financial statement disclosures relating to goodwill, intangible assets and other long-lived assets, including disclosure of key assumptions and judgments. As a result of our testing, we did not take exception to management’s conclusion that no impairment should be recognized related to goodwill or long-lived assets for the year ended December 31, 2024.

/s/ Bush and Associates CPA LLC

We have served as Brownie’s Marine Group, Inc. auditor since 2024

Henderson, Nevada

June 13, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Brownie’s Marine Group, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Brownie’s Marine Group, Inc. and Subsidiaries (the Company) as of December 31, 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flow for the year ended December 31, 2023, and the related consolidated notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flow for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company had a net loss of approximately $1,248,115 and cash used in operating activities of approximately $374,827 for the year ending December 31, 2023 as well as an accumulated deficit of approximately $17,685,610 as of December 31, 2023. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have served as the Company’s auditor since 2022

Margate, Florida

May 9, 2024

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash	$417,678	$431,112
Accounts receivable - net	180,496	84,140
Accounts receivable - related parties	41,686	32,130
Inventory, net	2,062,279	1,998,807
Prepaid expenses and other current assets	328,785	190,412
Total current assets	3,030,924	2,736,601

Property, equipment and leasehold improvements, net	303,498	342,681
Operating lease assets	1,629,192	844,083
Intangible assets, net	501,489	573,955
Goodwill	249,986	249,986
Other assets	51,826	30,724
Total assets	$5,766,915	$4,778,030
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$675,950	$789,702
Accounts payable - related parties	18,448	46,578
Customer deposits and unearned revenue	410,636	255,740
Other liabilities	386,402	451,954
Operating lease liabilities	394,672	259,154
Related party convertible demand note, net	38,772	52,484
Convertible notes	360,561	346,871
Current maturities long term debt	70,308	75,304
Related party notes payable	505,000	225,000
Total current liabilities	2,860,749	2,502,787
Loans payable, net of current portion	46,763	64,656
Convertible notes, net of current portion		-
Operating lease liabilities	1,279,444	615,915
Total liabilities	4,186,956	3,183,358
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding as of Dec 31, 2024 and December 31, 2023.	425	425
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; 447,561,949 shares issued and outstanding at December 31, 2024 and 437,742,050 shares issued and outstanding at December 31, 2023, respectively.	44,951	43,775
Common stock payable 138,941 shares and 138,941 shares, respectively as of December 31, 2024 and December 31, 2023.	14	14
Additional paid-in capital	19,461,898	19,236,068
Accumulated deficit	(17,927,329)	(17,685,610)
Total stockholders’ equity	$1,579,960	$1,594,672
Total liabilities and stockholders’ equity	$5,766,915	$4,778,030

The accompanying notes are an integral part of these consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31

	2024	2023
Net revenues
Net revenues	$7,603,378	$6,773,974
Net revenues - related parties	566,291	806,824
Total net revenues	8,169,669	7,580,798
Cost of net revenues
Cost of net revenues	4,461,167	4,889,769
Cost of net revenues - related parties	227,668	387,160
Royalties expense - related parties	51,256	57,320
Royalties expense	125,159	138,643
Total cost of net revenues	4,865,250	5,472,892
Gross profit	3,304,419	2,107,906
Operating expenses
Selling, general and administrative	3,441,130	3,263,439
Research and development costs	9,992	13,880
Total operating expenses	3,451,122	3,277,319
Loss from operations	(146,703)	(1,169,413)
Other (income) expense, net
Other income	(6,522)	-
Interest expense	(87,374)	(78,702)
Total other (income) expense - net	(93,896)	(78,702)
Loss income before provision for income taxes	(240,599)	(1,248,115)
Provision for income taxes	-	-
Net loss	$(240,599)	$(1,248,115)
Other Comprehensive Income
Unrealized gain on foreign currency contract	-	-
Total Other Comprehensive income	-	-
Comprehensive loss	(240,599)	(1,248,115)
Basic loss per common share	$(0.00)	$(0.00)
Diluted loss per common share	$(0.00)	$(0.00)
Basic weighted average common shares outstanding	438,937,858	436,199,516
Diluted weighted average common shares outstanding	438,937,858	436,199,516

The accompanying notes are an integral part of these consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Preferred Stock		Common Stock		Common Stock Payable		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholder’s Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(DEFICIT)
December 31, 2022	425,000	$425.00	425,520,662	$42,553	138,941	$14	$18,916,876	$-	$(16,437,495)	$2,522,373
Shares issued for the purchase of units	-	-	11,428,570	1,143	-	-	198,857	-	-	200,000
Shares issued for accrued interest on convertible notes	-	-	792,818	79	-	-	38,911	-	-	38,990
Stock Option Expense	-	-	-	-	-	-	81,424	-	-	81,424
Net Loss	-	-	-	-	-	-	-	-	(1,248,115)	(1,248,115)
December 31, 2023	425,000	$425.00	437,742,050	$43,775	138,941	$14	$19,236,068	$-	$(17,686,610)	$1,594,672
Shares issued for accrued interest on convertible notes	-	-	731,634	73	-	-	33,265	-	-	33,338
Shares issued for Professional Services			850,000	85			8,415			8,500
Shares issued for salary reduction			8,241,759	824			59,176			60,000
Stock Option Expense	-	-	-	-	-	-	91,492	-	-	91,492
To record Shares issued in error			1,865,492	187			32,370			32,557
Net Loss	-	-	-	-	-	-	-	-	(240,599)	(240,599)
December 31, 2024 (unaudited)	425,000	$425	449,430,935	$44,951	138,941	$14	$19,460,785	$-	$(17,927,329)	$1,579,960

The accompanying notes are an integral part of these consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023
Cash flows provided by operating activities:
Net loss	$(240,599)	(1,248,115)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	111,649	162,976
Amortization of debt discount	(22)	10,312
Amortization of right-of-use asset	304,301	289,009
Common stock issued for services	41,057	-
Shares issued for royalty	-	-
Reserve (recovery) for bad debt	-	25,870
Reserve for slow moving inventory	-	21,694
Reserve for Nomad recall	(86,300)	(160,500)
Shares issued for exclusivity	-	-
Stock Based Compensation - Options	91,492	81,424
Stock based compensation - stock grant	60,000	-
Shares issued for accrued interest in convertible notes	33,338	38,990
Gain on Settlement of Debt	-	-
Gain on forgiveness of PPP loan	-	-
Changes in operating assets and liabilities
Change in accounts receivable, net	(96,356)	1,834
Change in accounts receivable - related parties	(9,556)	23,298
Change in inventory	(63,472)	401,385
Change in prepaid expenses and other current assets	(138,373)	(61,971)
Change in other assets	(21,102)	-
Change in ROU assets	(1,089,410)
Change in accounts payable and accrued liabilities	(136,641)	(39,755)
Change in customer deposits and unearned revenue	154,896	88,206
Change in long term lease	799,047	(258,034)
Change in other liabilities	20,747	239,511
Change in accounts payable - related parties	(28,130)	9,039
Net cash used in operating activities	(293,434)	(374,827)

Cash flows acquired (used) in investing activities:
Cash used in asset acquisition	-	-
Cash Acquired in acquisition	-	-
Cash used in purchase of fixed assets, net of debt	-	-
Purchase of fixed assets	(22)	(29,955)
Net cash acquired (used) in investing activities	(22)	(29,955)
Cash flows from financing activities:
Proceeds from issuance of common stock	-	-
Proceeds from issuance of units	-	200,000
Proceeds from exercise of Warrants	-	-
Proceeds of related party demand note	280,000	225,000
Proceeds of note	-	-
Repayment on notes payable	-	-
Repayment of debt	22	(73,533)
Net cash from financing activities	280,022	351,467

Net change in cash	(13,434)	(53,315)

Cash, beginning balance	431,112	484,427
Cash, end of period	$417,678	431,112

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$54,036	39,712
Cash Paid for Income Taxes	$-	-

Supplemental disclosure of non-cash financing activities:
Cash paid for interest	$-	$-
Common Stock issued for asset acquisition	$-	$-
Convertible notes issued for acquisition	$-	$-
Beneficial conversion feature on notes issued for acquisition	$-	$-
Common Stock issued for payment of convertible note interest	$33,338
Equipment obtained through financing	$-
Shares issued for royalty agreement	$-	$-

The accompanying notes are an integral part of these financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Note 1. Description of business and summary of significant accounting policies

Description of business – Brownie’s Marine Group, Inc., a Florida corporation (the “Company, (1) designs, tests, manufactures and distributes recreational hookah diving, scuba and water safety products through its wholly owned subsidiary Trebor Industries, Inc., a Florida corporation organized in 1981 (“Trebor” or “BTL”), (2) manufactures and sells high pressure air and industrial compressor packages, yacht based scuba air compressor and nitrox generation systems through its wholly owned subsidiary Brownie’s High Pressure Compressor Services, Inc., a Florida corporation organized in 2017 (“BHP”), doing business as LW Americas (“LWA”) (3) develops and markets portable battery powered surface supplied air dive systems through its wholly owned subsidiary BLU3, Inc., a Florida corporation (“BLU3”) and (4) manufactures and markets high-pressure tanks and redundant air systems for the military and recreational diving industries through its wholly owned subsidiary Submersible Systems, Inc (“SSI”).

On February 13, 2022 the Company filed with the Florida Department of State, articles of incorporation for a new wholly owned subsidiary, Live Blue, Inc. (“LBI”). LBI utilizes technology developed by BLU3 to provide new users and interested divers a guided tour experience. On May 2, 2022, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Gold Coast Scuba, LLC, a Florida limited liability company (“Gold Coast Scuba”), Steven M. Gagas and William Frenier, the sole members of Gold Coast Scuba (together, the “LLC Members”) and LBI. Pursuant to the terms of the Asset Purchase Agreement, LBI acquired substantially all of Gold Coast Scuba’s assets and assumed certain non-material liabilities of the business associated with these assets. In addition, LBI assumed the lease for the premises for Gold Coast Scuba as part of this asset acquisition. On September 17, 2024, the Company entered into an intellectual property rights and transfer agreement with a buyer of the IP assets of Gold Coast Scuba which resulted in the sale of the retail portion of the LBI business.

Basis of Presentation – The consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).

Definition of fiscal year – The Company’s fiscal year end is December 31.

Principles of Consolidation -The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Trebor, BHP, BLU3, SSI and LBI. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Going Concern – The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of issuance of these financial statements. We incurred net losses for the years ended December 31, 2024 and 2023 of $240,599 and $1,248,115, respectively. The Company had an accumulated deficit as of December 31, 2024 of $17,927,329.

The Company believes that existing operational cash flow may not be sufficient to fund presently anticipated operations, this raises substantial doubt about our ability to continue as a going concern for the twelve months after the date that the financial statements were issued. Therefore, the Company will seek to continue to raise additional funds as needed and is currently exploring alternative sources of financing including commercial banks and other lending institutions. The Company has issued common stock and has historically issued convertible notes to finance working capital needs and may continue to seek to raise additional capital through sale of common stock or other securities or obtaining short term loans. The Company has no firm commitment for any additional capital and there are no assurances it will be successful in obtaining additional funds or on terms favorable to the Company.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per entity. At December 31, 2024 and 2023, the Company had approximately $85,000 and $25,000, respectively, in excess of the FDIC insured limit.

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

In accordance with ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at December 31, 2023, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed significantly over time). As a result, management applied the applicable credit loss rates to determine the expected credit loss estimate for each aging category. Accordingly, the allowances for doubtful accounts totaled $23,490 and $54,427 at December 31, 2024 and 2023, respectively.

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

Goodwill

The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead, goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors such as macro-economic conditions, industry and market conditions, cost factors as well as other relevant events, to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company determines that the fair value is less than the carrying value, the Company will recognize an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. As of December 31, 2024 and 2023, there was no such impairment.

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

Unlike goodwill and indefinite-lived intangible assets, the accounting rules do not provide for an annual impairment test in determining whether fixed assets (e.g., property, plant, and equipment) and finite-lived intangible assets (e.g., customer lists) are impaired. Instead, they require that a triggering event occur before testing an asset for impairment. Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test involves a comparison of undiscounted cash flows against the carrying value of the asset as an initial test. If the carrying value of such asset exceeds the undiscounted cash flow, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value to determine the amount of the impairment. As of December 31, 2024 and 2023, there was no such impairment.

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

A breakdown of the total revenue between related party and non-related party revenue is as follows:

	2024	2023
Revenues	$7,611,755	$6,773,974
Revenues - related parties	566,291	806,824
Total Revenues	$8,178,046	$7,580,798

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

The breakdown of cost of sales to include cost of sales for related party and non-related party as well as the related party and non-related party royalty expense is as follows:

	2024	2023
Cost of revenues	$4,461,167	$4,889,769
Cost of revenues - related parties	227,668	387,160

Royalty expense - related parties	51,256	57,320
Royalty expense	125,159	138,643
Total cost of revenues	$4,865,250	$5,472,892

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

We categorize leases with contractual terms longer than twelve months as either operating or finance leases. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of December 31, 2024 and 2023. Our leases generally have terms that range from three years for equipment and three to six years for property. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

Supplemental balance sheet information related to leases was as follows:

Operating Leases	Classification	December 31, 2024	December 31, 2023
Right-of-use assets	Operating lease assets	$1,629,192	$844,083

Current lease liabilities	Current operating lease liabilities	$394,672	$259,154
Non-current lease liabilities	Long-term operating lease liabilities	1,279,444	615,915
Total lease liabilities		$1,674,116	$875,069

Lease term and discount rate were as follows:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term (years)	3.43	3.47
Weighted average discount rate	7.63%	6.59%

The components of lease costs were as follows:

	December 31, 2024		December 31, 2023
Operating lease cost	$		$109,125
Variable lease cost		-	-
Total lease costs	$		$109,125

Supplemental disclosures of cash flow information related to leases were as follows:

	December 31, 2024	December 31, 2023
Cash paid for operating lease liabilities	$373,390	$468,138
Operating right of use assets obtained in exchange for operating lease liabilities	$1,629,429	$844,083

Maturities of lease liabilities were as follows as of December 31, 2024:

	BMG Office	Submersible Systems Lease	Total lease
2025	$283,332	$216,397	$499,729
2026	335,610	222,886	558,496
2027	372,000	229,566	601,566
2028	217,000	19,177	236,177
Thereafter	-	-	0
Total	$1,207,942	$688,026	$1,895,968
Less: Imputed interest	(150,638)	(71,214)	(221,852)
Present value of lease liabilities	$1,057,304	$616,812	$1,674,116

Detailed information on leases can be found in Note 15.

Product development costs – Product development expenditures are charged to expenses as incurred.

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which they occur. Advertising and trade show expense incurred for the years ended December 31, 2024 and 2023, totaled $427,037 and $365,604, respectively.

Research and development costs – The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the years ended December 31, 2024 and 2023, the Company incurred research and development costs of $9,992 and $13,880, respectively.

Customer deposits and unearned revenue and returns policy – The Company typically takes a minimum 50% deposit against large tankfill systems prior to ordering and/or building the systems. It will also take deposits for large rescue tank orders for both domestic and international customers. The remaining balance due is payable upon delivery, shipment, or installation of the system. Additionally, returns of all other merchandise are subject to a 15% restocking fee as stated on each sales invoice. Customer deposits totaled $410,636 and $255,740 at December 31, 2024 and 2023, respectively.

Warranty policy – Under the provisions of the Financial Accounting Standards Board (“FASB”) ASC 460, Guarantor’s Guarantees, the Company accrues a liability for estimated warranty policy costs based on standard quantitative measures based on criteria established by the Company. Estimates of costs to service its warranty obligations are based on historical experience, expectation of future conditions and known product issues. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, revisions to the estimated warranty reserve would be required. The Company engages in product quality programs and processes, including monitoring and evaluating the quality of its suppliers, to help minimize warranty obligations. The Company provides its customers with an industry standard one year warranty on systems sold and recognizes a warranty allowance based on gross sales multiplied by the historical warranty expense return rate. The warranty allowance charged to cost of net revenues and is included in accrued expenses and is deemed sufficient to absorb any material or labor costs that might be incurred on sales recorded during the period. The Company recorded a allowance for warranty work of $40,468 and $40,468 at December 31, 2024 and 2023, respectively.

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

During the years ended December 31, 2024 and 2023, the Company recognized share based compensation with a fair value of $151,492 and $81,424, respectively.

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

At December 31, 2024, and 2023, the carrying amount of cash, accounts receivable, accounts receivable – related parties, accounts payable and accrued liabilities, accounts payable-related parties, customer deposits and unearned revenue, other liabilities, lease liabilities, loans payable and convertible debentures, approximate fair value because of the short maturity of these instruments.

Loss per common share – Basic loss per share excludes any dilutive effects of options, warrants and convertible securities. Basic loss per share is computed using the weighted- average number of outstanding common shares during the applicable period. Diluted loss per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. At December 31, 2024 and December 31, 2023, 50,824,019 and 107,761,177, respectively, potentially dilutive shares were not recognized as their inclusion would be anti-dilutive. These shares reflect shares potentially issuable under convertible note agreements, outstanding warrants, outstanding stock options and the conversion of preferred stock.

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

Note 2. Inventory

Inventory consists of the following as of:

	December 31,
	2024	2023

Raw materials	$1,379,819	$1063,888
Work In Process	40,978	63,258
Finished goods	821,912	1,004,160
Rental Equipment	-	55,893
Allowance for Obsolete or Excess Inventory	(198,430)	(188,392)
Total Inventory, net	$2,062,279	$1,998,807

As of December 31, 2024 and 2023, the Company recorded allowances for obsolete or slow moving inventory of approximately $198,430 and $188,392, respectively.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	December 31,
	2024	2023

Prepaid inventory	$251,226	$109,943
Prepaid expenses and other current assets	77,559	80,469
Total prepaid expenses and other current assets	$328,785	$190,412

Note 4. Property and Equipment, Net

Property and equipment consist of the following as of:

	December 31,
	2024	2023

Tooling and equipment	$621,871	$661,951
Computer equipment and software	57,765	51,770
Vehicles	61,341	79,557
Leasehold improvements	136,369	62,927
Total property and equipment	877,346	856,205
Less: accumulated depreciation and amortization	(573,848)	(513,524)
Total property and equipment, net	$303,498	$342,681

Depreciation and amortization expense totaled $ 171,535 and $155,837 for the years ended December 31, 2024 and 2023, respectively. Included in the depreciation and amortization expense for the year ending December 31, 2024 and 2023 is $119,071 and $76,394 for amortization of intangible assets, respectively.

Note 5. Other Assets

Other assets at December 31, 2024 of $51,825 consisted of refundable deposits and a prepaid licensing fee and $30,724 consisted of refundable deposits and at December 31, 2023, which consisted of refundable deposits.

Note 6. Customer Credit and Vendor Concentrations

The Company sells products to three entities owned by the brother of Robert M. Carmichael and three companies owned by Robert Carmichael as further discussed in Note 7 - Related Parties Transactions. Combined sales to these six entities for the years ended December 31, 2024 and 2023, represented 6.9% and 10.6%, respectively, of total net revenues.

Related Parties represented concentration in outstanding accounts receivable of 16.0% of total outstanding accounts receivable as of December 31, 2024 and 8.6% as of December 31, 2023. Brownie’s Global Logistics, LLC represented concentration in outstanding accounts receivable of less than 10% of total outstanding accounts receivable as of December 31, 2024 and 2023.

Additionally, Amazon a non-related party customer, represented 1.0% of total outstanding accounts receivable as of December 31, 2024.

Revenue from Amazon accounted for 7.02.% of revenue for the twelve months ended December 31, 2024, and 10.5% of total revenue for the year ended December 31, 2023.

The Company has one vendor for the year ended December 31, 2024, and two vendors for the year ended December 31, 2023, that supplied more than 10% each of the Company’s overall purchases. L&W supplied 14.84% and CM Batteries supplied 10.1% of overall purchases for the year ended December 31, 2024. Tian Li He Technology supplied 11.9% % and L&W supplied 14.4% of overall purchases for the year ended December 31, 2023.

Note 7. Related Party Transactions

We sell products to Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, companies owned by the brother of Robert Carmichael. Combined net revenues from these entities for the years December 31, 2024 and 2023, totaled $566,291 and $806,824, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2024, were $29,840, $6,318 and $3,138, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2023, were $12,766, $11,927 and $6,790, respectively.

We also sell products to Brownie’s Global Logistics, LLC (“BGL”) and 940 Associates, Inc. (“940 A”), entities wholly-owned by Robert Carmichael. Combined net revenues from these two entities for the years ended December 31, 2024 and 2023 were $0 and $1,799, respectively. In addition, from time to time Mr. Carmichael purchases products from us for his personal use. Accounts receivable from BGL, 940 A and Mr. Carmichael totaled $0 at December 31, 2024 and $647 at December 31, 2023.

As of December 31, 2024, the Company had an amount due of $5,000 to Robert Carmichael for an advance to BLU3,Inc. The Company also had an amount due of $441 to Robert Carmichael as of December 31, 2024.

We are a party to an exclusive license agreement, dated February 22, 2005, with 940 A to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. The agreement provides for a royalty to be paid equal to the greater of 2.5% on all sales of Trebor or $15,000 per quarter. Total royalty fees paid to 940 A in the years ended December 31, 2024 and 2023 totaled $51,256 and $57,320, respectively. The Company had accrued royalties of $6,974 and $2,238 for the years ended December 31, 2024 and 2023, respectively.

On September 30, 2022, the Company issued a convertible demand 8% promissory note in the principal amount of $66,793 to Robert Carmichael for funds to meet the working capital needs of LBI. There is no amortization schedule for the note, and interest is payable in shares of common stock of the Company at a conversion price equal to the 90 day value weighted average price (“VWAP”) of the Company’s stock prior to the quarterly interest payment date. The note holder may demand payment or convert the outstanding principal at a conversion rate of $.021 per share at any time. The conversion rate was calculated at a 35% discount to the 90 day VWAP of the Company’s stock as of the date of the note. The Company recorded $19,250 for the beneficial conversion feature. As this conversion rate is a fixed rate, the embedded conversion feature is not a derivative liability. Mr. Carmichael has agreed to waive interest payments on this note effective April, 1, 2024.

Effective July 29, 2019 the Company agreed to pay the members of the Company’s board of Directors, including Mr. Carmichael, a management director, an annual fee of $18,000 for serving on the Company’s board of Directors for the year ending December 31, 2019. As of December 31, 2021, the Company had accrued $112,500 in such fees. On August 21, 2020 the Company’s Board of Directors approved the continuation of the 2019 Board compensation policy for the year ending December 31, 2024. As of December 31, 2024, the Company accrued an additional $36,000 in fees for a total of $220,500 in accrued fees.

On April 14, 2020 the Company entered into a Non-Qualified Stock Option Agreement with Robert. Carmichael. Under the terms of the option agreement, as additional compensation the Company granted Mr. Carmichael an option to purchase up to an aggregate of 125,000,000 shares of the Company’s common stock at an exercise price of $.045 per share. During the years ended December 31, 2024 and December 31, 2023 the Company nothing was expenses in relation with this option agreement, respectively. Such option expired unexercised April 30, 2023.

On November 5, 2020 the Company entered into a Non-Qualified Option Agreement with Mr. Constable. Under the terms of this option agreement, as additional compensations, the Company granted an option (the “Bonus Option”) to purchase up to an aggregate of 30,000,000 shares of the Company’s common stock at an exercise price of $0.0184 per share. During the years ended December 31, 2024 and December 31, 2023, the Company nothing was expensed. As of December 31, 2023, 5,000,000 shares subject to option were vested. These options have been forfeited upon Mr. Constable’s resignation as Chief Executive Officer of the Company in June 2023.

On August 1, 2021 as part of the Blake Carmichael Agreement (see Note 15) the Company entered into a Non-Qualified Stock Option Agreement with Blake Carmichael. Under the terms of the Blake Carmichael agreement, Blake Carmichael is entitled to (i) a five-year option to purchase 3,759,400 shares of the Company’s common stock at an exercise price of $0.0399 per share (the “BC Compensation Options”), 33.3% of the shares subject to the option vested upon the execution of the agreement, 33% at the first anniversary date and 33% upon the second anniversary date and (ii) a five-year option to purchase up to 18,000,000 shares of common stock which vest annually on a contract year basis, based upon the achievement of certain revenue and EBITDA based financial metrics tied to revenue and EBITDA, which for the years ended December 31, 2024 and December 31, 2023 the Company expensed $49,448 and $49,448, respectively.

On November 5, 2022 the Company entered into a Non-Qualified Stock option agreement with Christopher Constable as part of his employment agreement as the Company’s Chief Executive Officer. Under the terms of the option agreement, the Company granted Mr. Constable a five-year immediately exercisable option to purchase 3,968,254 shares of the Company’s common stock at an exercise price of $0.0252 the “Compensation Options”. The fair value of the options on the date of the grant was $95,969 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate of .4.64%, (ii) expected life of 2.5 years, (iii) dividend yield of 0% and (iv) expected volatility of 256%. Stock option expense recognized during the years ended December 31, 2024 and December 31, 2023 for this option was $-0- and $95,969, respectively. The option was forfeited unexercised 90 days after Mr. Constable’s resignation as Chief Executive Officer

On December 13, 2022, the Company issued 5,714,285 units, each unit consists of one share of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $0.0175 per share to Charles Hyatt a director, in a private offering for proceeds of $100,000.

On January 18, 2023 and February 18, 2023, the Company issued to Charles Hyatt, a director, an aggregate of 11,428,570 units, with each unit consisting of one share of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $0.0175 per share in consideration of $200,000.

On September 14, 2023, the Company issued a convertible demand 8% promissory note in the principal amount of $50,000 to Robert Carmichael for funds to meet the working capital needs of BLU3. There is no amortization schedule for the note, and interest is payable in shares of common stock of the Company at a conversion price equal to the 90 day value “VWAP” of the Company’s common stock prior to the quarterly interest payment date. The note holder may demand payment or convert the outstanding principal into shares of common stock at a conversion rate of $0.01351 per share at any time. The conversion rate was calculated at a 35% discount to the 90 day VWAP of the Company’s stock as of the date of the note. The Company recorded $-0- for the beneficial conversion feature. As this conversion rate is a fixed rate, the embedded conversion feature is not a derivative liability. The outstanding balance on the note was $50,000 as of December 31, 2024 and December 31, 2023. Mr. Carmichael has waived interest payments on the note effective as of September 14, 2023.

On November 14, 2023, the Company issued a promissory note in the principal amount of $150,000 to Charles Hyatt, a director, for working capital requirements and payment of certain expenses in connection with the Company’s business. The note bears interest at a rate of 9.9% per annum, and a default interest of 18% per annum. Interest payments are due and payable on a monthly basis. The Company may prepay the note in whole or in part, at any time without premium or penalty. The balance of $280,000 was outstanding under the note as of December 31, 2024. Pursuant to an amendment date November 13, 2004 the maturity date was extended from Mat 7, 2024 to May 5, 2025.

On February 5, 2024, the Company borrowed funds through the issuance of a promissory note in the principal amount of $280,000 to Charles Hyatt, a Company director, for working capital requirements and payment of certain expenses in connection with the Company’s business combinations. The maturity date of the note was August 6, 2024. The note bears interest at a rate of 9.9% per annum, and has a default interest rate of 18% per annum. Interest payments are and payable on a monthly basis. The Company may prepay the note in whole or in part, at any time without premium or penalty. The balance of $280,000 was outstanding as of December, and the due date was extended to a due date of May 5, 2025, pursuant to an amendment dated November 13, 2024.

On December 18, 2023, the Company issued a $25,0000 to Robert Carmichael for BLU3 working capital needs. The note bears no interest and is payable on demand.

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

On March 31, 2024, the Company issued 61,677 shares of common stock to Robert Carmichael for payment of interest on the convertible demand note for the three months ending March 31, 2023. The fair value of these shares was $1,287.

On December 9, 2024 the Company issued 8,241,759 shares of commons stock to Blake Carmichael as compensation for a reduction in salary. The fair value of these shares was $60,000.

Note 8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the following as of:

	December 31, 2024	December 31, 2023

Accounts payable trade and other	$293,706	$491,424
Accrued payroll and fringe benefits	313,099	236,590
Accrued warranty expense	40,468	40,468

Accrued Sales Tax	39,938	21,220
Accrued interest	-	-
	$687,211	$789,702

Balances due certain vendors are in arrears to varying degrees. The Company is handling all delinquent accounts on a case-by-case basis.

Note 9. Other Liabilities

Other liabilities consist of the following as of:

	December 31, 2024	December 31, 2023

Accrued expenses	$247,939	$267,454
Accrued Board of Directors fees	220,500	184,500
	$468,439	$451,954

Note 10. Convertible Promissory Notes, Demand Notes and Loans Payable

Convertible Promissory Notes

Convertible Promissory Notes consist of the following at December 31, 2024:

			Origination	Original	Period End	Period End	Period End	Accrued
Origination	Maturity	Interest	Principal	Discount	Principal	Discount	Balance,	Interest
Date	Date	Rate	Balance	Balance	Balance	Balance	Net	Balance	Reg.
9/03/21	9/03/24	8%	$346,500	$(12,355)	$346,500	$550	$347,050	-	(1)
9/03/21	9/03/24	8%	$3,500	$(125)	3,500	11	3,511	-	(2)
9/30/22	Demand	8%	$66,793	$(19,250)	58,654	(19,250)	39,404	-	(3)
09/14/2023	Demand				50,000		50,000		(4)
					$458,654	$(18,689)	$439,965	$-

A breakdown of current and long-term amounts due are as follows for the convertible promissory notes as of December 31, 2024:

	Summit Holdings V,	Tierra Vista Partners,	Robert Carmichael	Robert Carmichael
	LLC Note	LLC Note	LBI Note	BLU3 Note	Total
2024	$346,500	$3,500	$58,338	$50,000	$433,338
Discount	(3,087)	(42)	(19,250)	( -)	(22,379)
Total Loan Payments	$343,413	$3,458	$39,088	$50,000	$410,959
Current Portion of Loan Payable	$(343,413)	$(3,458)	$(39,088)	$(50,000)	$(410,959)
Non-Current Portion of Loan Payable	$-	$-	$-	$-	$-

(1)

On September 3, 2021, the Company issued an $346,500 8% unsecured convertible promissory note payable to Summit Holding V, LLC as part of the acquisition of SSI. The note carries 8% unsecured convertible promissory note, due September 3, 2024. Payments on the note are payable quarterly commencing on December 31, 2021 at a rate equal to or to be equivalent to 50% of the adjusted net profit of Submersible Systems, Inc., payable calendar quarterly commencing on December 31, 2021. Interest is payable in company common stock at the conversion price rate of $0.051272 per share. and shall be paid quarterly. The note holder may convert any outstanding principal and unpaid interest at a conversion rate of $0.051272 at any time. up to the maturity date of the note. The Company recorded $12,355 for the beneficial conversion feature. The maturity due date of the note has been extended by the lender from September 3, 2024 to ______________ while the Company works through a determines a restructure of the note.

Payment Amortization
2024	$346,500
Total Note Payments	$0
Current portion of note payable	(346,500)
Non-Current Portion of Notes Payable	$-

(2)	On September 3, 2021, the Company issued a three-year 8% unsecured convertible promissory note for $3,500 to Tierra Vista Partners, LLC as part of the acquisition of SSI. Payments on the note are to be equivalent to 50% of the adjusted net profit of SSI, payable calendar quarterly commencing on December 31, 2021. Interest is payable quarterly in common stock of the Company at the conversion price of $0.051272 per share. The note holder may convert any outstanding principal and unpaid interest at a conversion rate of $0.051272 at any time up to the maturity date of the note. The Company recorded $125 for the beneficial conversion feature. The due date on this note has been extended by the lender while the Company works through a restructure of the note.

Payment Amortization
2024	$3,500
Total Note Payments	$0
Current portion of note payable	(3,500)
Non-Current Portion of Notes Payable	$-

(3)	On September 30, 2022, the Company issued a convertible demand 8% promissory note in the principal amount of $66,793 to Robert Carmichael for funds of LBI. There is no amortization schedule for the note, and interest is payable in shares of common stock of the Company at a conversion price equal to the 90 day VWAP of the Company’s stock prior to the quarterly interest payment date. This note is classified as a current liability as the note holder may demand payment or convert the outstanding principal at a conversion rate of $0.021 per share at any time. The Company recorded $19,250 for the beneficial conversion feature.
(4)

On September 14, 2023, the Company issued a convertible demand 8% promissory note in the principal amount of $50,000 to Robert Carmichael for working capital needs of BLU3. There is no amortization schedule for the note, and interest is payable in shares of common stock of the Company at a conversion price equal to the 90 day (“VWAP”) of the Company’s common stock prior to the quarterly interest payment date. The note holder may demand payment or convert the outstanding principal at a conversion rate of $0.01351 per share at any time. The conversion rate was calculated at a 35% discount to the 90 day VWAP of the Company’s stock as of the date of the note. The Company recorded $-0- for the beneficial conversion feature. As this conversion rate is a fixed rate, the embedded conversion feature is not a derivative liability. The outstanding balance on this note was $50,000 as of December 31, 2024 and December 31, 2023. Mr. Carmichael has waived interest payments on this note effective September 14, 2023.

Demand Notes

On November 14, 2023, the Company issued a promissory note in the principal amount of $150,000 to Charles Hyatt, a director, for working capital requirements and payment of certain expenses in connection with the Company’s business combinations. The maturity date of the Note is May 7, 2024 (the “Maturity Date”). The Note bears interest at a rate of 9.9% per annum, and a default interest of 18% per annum. Interest payments shall be due and payable on a monthly basis. The Company may prepay the Note in whole or in part, at any time without premium or penalty. The balance of $280,000 was outstanding as of December 31, 2024, and the due date was extended to a due date of May 5, 2025, pursuant to an amendment dated November 13, 2024.

On February 5, 2024, the Company borrowed funds through the issuance of a promissory note in the principal amount of $280,000 to Charles Hyatt, a Company director, for working capital requirements and payment of certain expenses in connection with the Company’s business combinations. The maturity date of the note was August 6, 2024. The note bears interest at a rate of 9.9% per annum, and has a default interest rate of 18% per annum. Interest payments are and payable on a monthly basis. The Company may prepay the note in whole or in part, at any time without premium or penalty. The balance of $280,000 was outstanding as of December, and the due date was extended to a due date of May 5, 2025, pursuant to an amendment dated November 13, 2024.

Loans Payable

	Mercedes BTL (1)	Navitas 2021 BLU3 (2)	NFS SSI (3)	Navitas 2022 BLU3 (4)	Navitas 2024 BLU3 (5)	Navitas 2024 BTL (6)	Total
		-	-	-			-
2025	8,686	18,145	12,329	21,735	5,604	3,890	70,389
2026	-	4,769	-	-	6,304	4,411	15,484
2027	-	-	-	-	7,091	5,002	12,093
2028	-	-	-	-	7,977	-	7,977
Thereafter	-	-	-	-	708	10,419	11,127
Total Loan Payments	8,686	22,914	12,329	21,735	27,685	23,722	117,070
Current Portion of Loan Payable	(8,686)	(18,145)	(12,329)	(21,735)	(5,604)	(3,809)	(70,308)
Non-Current Portion of Loan Payable	-	4,769	-	-	22,081	19,912	46,762

(1)	On August 21, 2020, the Company executed an instalment sales contract with Mercedes Benz Coconut Creek for the purchase of a 2019 Mercedes Benz Sprinter delivery van. The instalment agreement is for $55,841 with a zero interest rate payable over 60 months with a monthly payment of $931 and is personally guaranteed by Robert Carmichael. The loan balance as of December 31, 2024 was $8,686 and $19,855 as of December 31, 2023.

(2)	On May 19, 2021, subsidiary BLU3, executed an equipment finance agreement to finance the purchase of certain plastic molding equipment through Navitas Credit Corp. (“Navitas”). The amount financed is $75,764 payable over 60 equal monthly instalments of $1,611 (the “Navitas 1”). The equipment finance agreement contains customary events of default. The loan balance as of December 31, 2024 was $24,362 and $38,841 as of December 31, 2023.

(3)	On June 29, 2022, SSI executed an equipment financing agreement with NFS Leasing (“NFS Leasing”) to secure replacement production molds. The total purchase price of the molds was $84,500 of which $63,375 was financed by NFS Leasing on August 15, 2022. The financing agreement has a 33 month term beginning in August 2022 with a monthly payment of $2,571. The financing agreement contains customary events of default, is guaranteed by the Company and NFS Leasing has a lien on all of the assets of SSI. The loan balance as of December 31, 2024 and December 31, 2023 was $12,329 and $38,607, respectively.

(4)	On December 12, 2022, BLU3 executed an equipment finance agreement to finance the purchase of certain plastic molding equipment through Navitas Credit Corp. (“Navitas”). The amount financed is $63,689 payable over 36 equal monthly installments of $2,083 (“Navitas 2”). The equipment finance agreement contains customary events of default. The loan balance as of December 31, 2024 was $21,735 and $44,839 as of December 31, 2023.

(5)

On February 12, 2024, BLU3 executed an inventory finance agreement to finance the purchase of certain equipment stock through Navitas. The amount financed is $32,274 payable over 60 equal monthly installments of $715. The inventory finance agreement contains customary events of default. The loan balance as of December 31, 2024 was $27,685.

(6)

On September 4, 2024, BLU3 executed an inventory finance agreement to finance the purchase of certain equipment stock through Navitas. The amount financed is $24,620 payable over 60 equal monthly installments of $602. The inventory finance agreement contains customary events of default. The loan balance as of September 30, 2024 was $23,722.

Note 11. Business Combinations

Gold Coast Scuba, LLC Asset Acquisition

On May 2, 2022, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Gold Coast Scuba, LLC., Steven M. Gagas and William Frenier, the sole members of Gold Coast Scuba (together, the “LLC Members”) and Live Blue, Inc. Pursuant to the terms of the Asset Purchase Agreement, Live Blue, Incacquired substantially all of Gold Coast Scuba’s assets and assumed certain non-material liabilities of the business associated with these assets. In addition, LBI assumed the lease for the premises for Gold Coast Scuba as part of this asset acquisition.

In consideration for the assets purchased, the Company paid $150,000 to the LLC Members. The purchase price was paid by (a) the issuance to the LLC Members of an aggregate of 3,084,831 shares of the Company’s common stock (the “Consideration Shares”) with a fair market value of $120,000; and (b) a cash payment of $30,000.

The Consideration Shares were subject to leak out agreements whereby the shareholders are unable to sell or transfer shares based upon the following:

Holding Period from Closing Date	Percentage of shares eligible to be sold or transferred
6 months	Up to 25.	%
9 months	Up to 50.	%
12 months	Up to 100%

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

On September 17, 2024, the Company entered into an intellectual property rights purchase and transfer agreement with a buyer for the purpose of purchasing the IP assets, fixed assets and inventory of Gold Coast Scuba from LBI for $118,989 which includes $18,500 IP assets and $100,489 for the fixed assets and inventory of LBI. As of December 31, 2024 approximately $10,000 remains outstanding related to this agreement.

Note 12. Goodwill and Intangible Assets, Net

The following table sets forth the changes in the carrying amount of the Company’ Goodwill for the years ended December 31, 2024 and 2023:

	2024	2023
Balance, January 1	$249,986	$249,986
Balance, December 31	$249,986	$249,986

The following table sets forth the components of the Company’s intangible assets at December 31, 2024:

	Amortization Period (Years)	Cost	Accumulated Amortization	Net Book Value
Intangible Assets Subject to amortization
Trademarks	15	$121,000	$(26,845)	$94,155
Customer Relationships	10	600,000	(200,000)	400,000
Non-Compete Agreements	5	22,000	(14,666)	7,334
Total		$743,000	$(241,511)	$501,489

The aggregate amortization remaining on the intangible assets as of December 31, 2024 is a follows:

Intangible Amortization
2025	$72,466
2026	71,366
2027	68,067
2028	68,067
Thereafter	$221,522
Total	$501,488

Note 13. Stockholders’ Equity Common Stock

On January 18, 2023 and February 18, 2023, the Company issued to Charles Hyatt, a director, an aggregate of 11,428,570 units, with each unit consisting of one share of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $0.0175 per share in consideration of $200,000.

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

On August 15, 2024 the Company issued 850,000 shares of common stock to the holders of convertible notes for payment of professional services. The fair market value of these shares was $8,500.

On September 30, 2024, the Company issued an aggregate of 136,527 shares of common stock to the holders of convertible notes for payment of interest for the three months ending June 30, 2024. The fair value of these shares was $7,000.

On December 9, 2024, the Company issued 8,241,759 shares to Blake Carmichael as compensation related to a salary reduction. The fair market value of these shares was $60,000.

On December 31, 2024, the Company issued an aggregate of 136,527 shares of common stock to the holders of convertible notes for payment of interest for the three months ending June 30, 2024. The fair value of these shares was $7,000.

Preferred Stock

During the second quarter of 2010, the holder of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of blank check preferred stock. The blank check preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company from time to time in accordance with the provisions of the Florida Business Corporation Act. In April 2011 the Board of Directors designated 425,000 shares of the blank check preferred stock as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into a share of the Company’s common stock at any time at the option of the holder at a conversion price of $18.23 per share. Holders of shares of Series A Convertible Preferred Stock are entitled to 250 votes for each share held. The Company’s common stock and Series A Convertible Preferred Stock vote together as on any matters submitted to our shareholders for a vote. As and December 31, 2024 and 2023, the 425,000 shares of Series A Convertible Preferred Stock are owned by Robert Carmichael.

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

Equity Compensation Plan Information as of December 31, 2024:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted – average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans Approved by Security Holders	1,800,000	$.0447	23,200,000
Equity Incentive Options issued outside of the Equity Compensation Plan	28,869,400	.0432	—
Total	30,669,400	$.0432	23,200,000

Options

For the years ended December 31, 2024 and 2023, the Company has issued no options. Upon exercise, shares of new common stock are issued by the Company.

For the years ended December 31, 2024 and 2023, the Company recognized an expense of approximately $91,492 and $81,424, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a Black-Scholes option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. The Company uses straight-line amortization of compensation expense over the requisite service period for time-based options. For performance-based options the Company evaluates the likelihood of a vesting qualification being met, and will establish the expense based on that evaluation. The maximum contractual term of the Company’s stock options is 5 years. The Company recognizes forfeitures as they occur. There are options to purchase approximately 5,806,266 shares that have vested as of December 31, 2024.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the Black-Scholes option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Year ended December 31,
	2024	2023
Expected volatility	266.0% - 346.4%	172.0% – 346.4%
Expected term	1.5 – 5.0 Years	1.5- 5.0 Years
Risk-free interest rate	0.21% - 3.18%	0.16% - 4.64%
Forfeiture Rate	2.2%	0.17%

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

A summary of the status of the Company’s outstanding stock options as of December 31, 2024 and 2023 and changes during the periods ending on that date is as follows

			Weighted
	Weighted		Average
	Average		Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value
Outstanding at December 31, 2022	238,439,167	$0.0362	1.43
Granted	-	-
Forfeited	(170,999,530)	0.0379
Exercised	-	-
Cancelled	-	-
Outstanding – December 31, 2023	67,439,637	$0.0362	1.43
Exercisable – December 31, 2023	41,057,753	$0.0321	1.33	$68,994

Granted	-	-
Forfeited	(1,475,000)	0.0379
Exercised	-	-
Expired	(35,295,237)	0.0180
Cancelled	-	-
Outstanding – December 31, 2024	30,669,400	$0.0432	1.68
Exercisable – December 31, 2024	5,806,266	$0.0448	2.01	$-

The following table summarizes information about employee stock options outstanding at December 31, 2024

Range of Exercise Price	Number outstanding at December 31, 2024	Weighted average remaining life	Weighted average exercise price	Number exercisable at December 31, 2024	Weighted average exercise price	Weighted average remaining life
$ 0.0229 - $0.0325	50,000	1.62	$0.0302	50,000	$0.0302	1.62
$ 0.0360 - $0.0425	22,659,400	1.55	$0.0398	4,659,400	$0.0395	1.42
$ 0.0440 - $0.0531	7,960,000	1.60	$0.0530	2,350,000	$0.0530	1.44
Outstanding options	30,669,400	1.68	$0.0360	5,806,266	$0.0448	2.01

As of December 31, 2024, the Company had approximately $987,800 of unrecognized pre-tax non-cash compensation expense related to options to performance based options to purchase shares, which the Company expects to recognize, based on a weighted-average period of 2.1 years. The Company uses straight-line amortization of compensation expense over the requisite service period for time-based options. For performance-based options the Company evaluates the likelihood of a vesting qualification being met, and will establish the expense based on that evaluation. Stock option expense recognized during the year ended December 31, 2024 and December 31, 2023 was $91,492 and $81,424, respectively.

Warrants

On January 18, 2023 and February 18, 2023, the Company issued to Charles Hyatt, an aggregate of 11,428,570 units, with each unit consisting of one share of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $0.0175 per share in consideration of $200,000.

A summary of the Company’s warrants as of December 31, 2024 and 2023, and changes during the years ended December 31, 2024 and 2023 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life in Years	Value
Outstanding at December 31, 2023	18,255,951	$.0245	1.55
Granted	11,428,570	0.0175
Forfeited	(4,000,000)	-
Exercised	-	-
Cancelled	-	-
Outstanding – December 31, 2024	25,684,521	$0.0247	1.55
Exercisable – December 31, 2024	25,684,521	$0.0247	1.55	$12,000

Granted	-	-
Forfeited	(14,255,952)	-
Exercised	-	-
Cancelled	-	-
Outstanding – December 31, 2024	11,428,570	$0.0175	0.09
Exercisable – December 31, 2024	11,428,570	$0.0175	0.09	$-

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

The components of the provision for income tax expense are as follows for the years ended:

	December 31,
	2024	2023
Current taxes
Federal	$—	$—
State	—	—
Current taxes	—	—
Change in deferred taxes	62,146	347,400
Change in valuation allowance	(62,146)	(347,400)

Provision for income tax expense	$—	$—

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2024 and 2023:

	December 31,
	2024	2023
Deferred tax assets:
Equity based compensation	$416,237	$416,237
Allowance for doubtful accounts	5,954	13,800
Deferred Rent	(1,796)	-
Reserves for slow moving inventory	50,292	47,800
Depreciation	52,867	23,800
Reserve for recall	0	3,200
Net operating loss carry forward	2,027,000	2,027,000
Total deferred tax assets	2,550,554	2,531,837
Deferred tax liabilities
Reserve for recall	-	-
Total deferred tax asset (liability)	-	-
Total deferred tax	2,550,554	2,531,837
Valuation allowance	(2,550,554)	(2,531,837)

Deferred tax assets, net of valuation allowance	$-	$-

The effective tax rate used for calculation of the deferred taxes as of December 31, 2024 was 26.35. The Company has established a 100% valuation allowance against deferred tax assets of approximately $2,550,500, due to the uncertainty regarding realization reserve against the deferred tax assets. The change in valuation allowance was an increase of $18,717. The Company has approximately $3,346,650 of net loss carryforward that expire through 2037 and $4,497,364 that carryforward indefinitely but is limited to 80% of taxable income in any one year.

The effective tax rate used for calculation of the deferred taxes as of December 31, 2023 was 21.39%. The Company has established a 100% valuation allowance against deferred tax assets of $2,531,800 due to the uncertainty regarding realization reserve against the deferred tax assets. The change in valuation allowance was an increase of $347,400.

The significant differences between the statutory tax rate and the effective tax rates for the Company for the years ended are as follows:

	December 31,
	2024	2023
Statutory tax rate	(21.00)%	(21.00)%
State tax, net of Federal benefits	(4.28)%	(4.28)%
Permanent differences	0.11%	0.21%
Temporary differences	(1.18)%	3.68%
Change in valuation allowance	26.35%	21.39%
Effective tax rate	—%	—%

The Company’s income tax returns for 2020 through 2024 remain subject to examination by the Internal Revenue Services and state tax authorities.

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

On January 4, 2018, the Company entered into a sixty-one month lease renewal for its facility in Huntington Beach, California commencing on February 1, 2018. Terms included base rent of approximately $9,300 per month for the first 12 months with an annual escalation clause of 2.5% thereafter. The Company paid a security deposit of $8,450 upon entering into the lease. The Company did not renew this lease at expiration.

On November 11, 2018, the Company entered a sixty-nine month lease commencing on January 1, 2019 for approximately 8,025 square feet adjoining its existing facility in Pompano Beach, Florida. Terms of the new lease include a $6,527 security deposit; initial base rent of approximately $4,848 per month escalating at 3% per year during the term of the lease plus Florida state sales tax and 10.11% of the buildings annual operating expenses (common area maintenance) which is approximately $1,679 per month, subject to adjustment as provided in the lease. The Company did not renew this lease at expiration.

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

On September 30, 2022, SSI entered into a sublease of its facility in Huntington Beach, California with Camburg Engineering, Inc.(“Tenant”) commencing October 1, 2022, The term of the sublease is through December 31, 2023 with a base monthly rent of $2,247 for the first twelve months with an 3% annual escalation thereafter. The Tenant also pays a monthly common area maintenance of $112. The Tenant provided a security deposit of $2,426 upon entering into the sublease. This lease has expired but the tenant remains on a month to month basis.

Royalty Agreement

On June 30, 2020, the Company entered into Amendment No. 2 to its Patent License Agreement with Setaysha Technical Solutions, LLC (“STS”). The amendment set certain limits and expectations of the assistance from STS related to designing and commercializing certain diving products and revised the royalty payments due to STS as consideration for uncompensated services. The Company is obligated to pay STS a minimum yearly royalty of $60,000, or $15,000 per fiscal quarter, beginning in December 2019 and increasing by 2.15% per year. The minimum royalty was temporarily increased to $60,000 for fiscal years 2022, 2023 and 2024, with a fourth quarter true up against earned royalties. In addition, if the Company terminates the Agreement with STS prior to December 31, 2023, the Company is obligated to pay STS $180,000, less cumulative royalties paid in excess of $200,174 for the years 2019 through 2024. In accordance with the amendment, the Company will pay additional minimum royalties of $60,000 per year or $15,000 per quarter for the years 2022 through 2024. On January 24, 2024, the Company entered into Addendum No. 3 to the STS Agreement. Addendum No. 3 delays the additional minimum yearly royalty of $60,000, or $15,000 per fiscal quarter from 2024 to 2025. Therefore, no additional minimum royalty was required during 2024, but will be required beginning the fiscal first quarter of 2025. 2025 will be the final year of the additional minimum royalty under the STS agreement. On November 1, 2022 the Company issued to the designees of STS 1,155,881 shares of common stock with a fair value of $30,000 in accordance with the Patent License Agreement. Royalty recorded under the Amended agreement was $125,159.32 and $138,643 for the years ended December 31, 2024 and 2023, respectively. As included in other liabilities, accrued royalties under this agreement were $35,020 and $41,151 at December 31, 2024 and 2023, respectively.

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

On June 24, 2023, Mr. Constable resigned as Chief Executive Officer of the Company effective July 7, 2023 .

On August 1, 2021, the Company and Blake Carmichael entered into a three-year employment agreement (the “Blake Carmichael Employment Agreement”) pursuant to which Mr. Blake Carmichael shall serve as Chief Executive Officer of BLU3. In consideration for his services, Blake Carmichael shall receive (i) an annual base salary of $120,000, payable in accordance with the customary payroll practices of the Company, and (ii) a cash bonus equal to 5% of the net income of BLU3 payable quarterly, beginning with the first full calendar quarter after the execution of the agreement. (iii) upon execution of the Employment Agreement, a non-qualified five-year stock option to purchase 3,759,400 shares at $0.0399, 33.3% of which shares vest immediately, 33.3% vest on the second anniversary, and 33.3% vest on the third anniversary of the agreement. This agreement automatically renews for one year term unless either party give a 30 day notice.

In addition, Blake Carmichael shall be entitled to receive a five-year stock option to purchase up to 18,000,000 shares of common stock at an exercise price of $0.0399 per share that will vest upon annual financial metrics based upon a revenue measurement, expediency measurement and an EBITDA measurement.

On September 3, 2021, SSI and Christeen Buban entered into a three-year employment agreement (the “Buban Employment Agreement”) pursuant to which Ms. Buban shall serve as the President of SSI. In consideration for her services, Mrs. Buban shall receive (i) an annual base salary of $110,000, payable in accordance with the customary payroll practices of the Company, (ii) a car allowance and cell phone allowance of $10,800 per year, (iii) a five-year option issued under the Plan to purchase 300,000 shares of common stock of the Company at $0.0531 per share, which option vests quarterly over the eight calendar quarters for one year term unless either party give a 30 day notice.

In addition, Mrs. Buban shall be entitled to receive a five-year stock option to purchase up to 7,110,000 shares of common stock of the Company at an exercise price of $0.0531 per share, which vests upon the attainment of certain defined annual financial metrics, as set forth in the Buban Employment Agreement.

On May 2, 2022, the Company entered into a two-year employment agreement with Steven Gagas (the “Gagas Employment Agreement”) pursuant to which Mr. Gagas shall serve as the General Manager of the dive shop currently operating within LBI. In consideration for his services Mr. Gagas shall receive an annual salary of $50,000. The agreement terminated upon Mr. Gagas’ retirement in January 2024.

On January 17, 2022, the Company entered into an agreement with The Crone Law Group, PC (“CLG”) for the provision of legal services. In consideration therefor, the Company will pay CLG a monthly flat fee of $3,000 for the SEC reporting work, and its normal hourly rate for any other legal work and issued 1,000,000 shares of common stock with a fair market value of $27,500 to CLG. Mr. Gagas retired in January, 2024

On December 22, 2022, the U.S. Consumer Products Safety Commission (the “CPSC”) issued a voluntary recall notice for the Nomad tankless dive system, which is distributed by BLU3, Inc. As part of the recall procedure, the CPSC approved the Company’s proposed remedy for the recall and BLU3 began to receive units back from consumers for repair in [provide month and year].. The Company has evaluated the costs of this recall and has deemed it necessary to set an allowance of $160,500 for such costs. In 2024, the Company finalized the recall and adjusted the reserve down to zero reflecting that all expenses related to the recall had been realized..

Legal

There are no outstanding legal issues as of May 30, 2025

Note 16. Subsequent Events

The maturity due date of the convertible notes has been verbally extended by the lender while the Company works through to determines a restructure of the notes.

