Form 10-Q
period 2025-03-31
Brownie's Marine Group, Inc
filed 2025-07-02
CIK 1166708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of June 27, 2025, there were 439,805,747 shares of common stock outstanding.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current Assets
Cash	$341,038	$417,678
Accounts receivable – net of allowances of $17,933 in 2025 and $52,660 in 2024	250,896	180,496
Accounts receivable - related parties	19,853	41,686
Inventory, net	2,200,553	2,062,279
Prepaid expenses and other current assets	133,426	328,785
Total current assets	2,945,766	3,030,924

Property, equipment and leasehold improvements, net	302,082	303,498
Operating lease assets	1,538,491	1,629,192
Intangible assets, net	495,449	501,489
Goodwill	249,986	249,986
Other assets	51,826	51,826

Total assets	$5,583,600	$5,766,915

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$655,900	$675,950
Accounts payable - related parties	18,889	18,448
Customer deposits and unearned revenue	317,046	410,636
Other liabilities	442,175	386,402
Operating lease liabilities	418,327	394,672
Related party convertible demand note, net	39,088	38,772
Convertible notes	360,868	360,561
Current maturities long term debt	1,241	70,308
Related party notes payable	544,088	505,000
Total current liabilities	2,797,622	2,860,749

Loans payable, net of current portion	91,398	46,763
Operating lease liabilities	1,163,249	1,279,444
Total liabilities	4,052,269	4,186,956

Commitments and contingent liabilities (see note 8)

Stockholders’ equity
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding as of March 31, 2024 and December 31, 2023.	425	425
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; 449,567,462 shares issued and outstanding at March 31, 2025 and 449,430,935 shares issued and outstanding at December 31, 2024, respectively.	43,795	44,951
Common stock payable 138,941 shares and 138,941 shares, respectively as of March 31, 2025 and December 31, 2024.	14	14
Additional paid-in capital	19,467,774	19,461,898
Accumulated deficit	(17,980,677)	(17,927,329)
Total stockholders’ equity	$1,531,331	$1,579,960

Total liabilities and stockholders’ equity	$5,583,600	$5,766,915

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31,

(unaudited)

	2025	2024
Net revenues
Net revenues	$1,320,004	$1,492,299
Net revenues - related parties	209,198	115,223

Total net revenues	1,529,202	1,607,522

Cost of net revenues
Cost of net revenues	923,287	889,918
Cost of net revenues - related parties	72,264	53,124
Royalties expense - related parties	3,992	9,061
Royalties expense	25,629	67,984
Total cost of revenues	1,025,172	1,020,087

Gross profit	504,030	587,435

Operating expenses
Selling, general and administrative	548,126	899,821
Research and development costs	1,142	3,378
Total operating expenses	549,268	903,199

Loss from operations	(45,238)	(315,764)

Other (income) expense, net
Other Income	18,849
Interest expense	(28,080)	(19,952)
Total other (income) expense - net	(9,231)	(19,952)

Loss income before provision for income taxes	(54,468)	(335,716)

Provision for income taxes	-	-

Net loss	$(54,468)	$(335,716)

Basic loss per common share	$(0.00)	$(0.00)
Diluted loss per common share	$(0.00)	$(0.00)

Basic weighted average common shares outstanding	449,430,935	438,937,858

Diluted weighted average common shares outstanding	449,430,935	438,937,858

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(unaudited)

	Preferred Stock		Common Stock		Common Stock Payable		Additional		Total
	Shares		Shares				Paid-in	Accumulated	Stockholders
	Outstanding	Par	Outstanding	Par	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	425,000	$425	449,430,935	$44,944	138,941	$14	$19,460,786	$(17,926,209)	$1,579,960
Shares issued for accrued interest in convertible notes	-	-	136,527	14	-		6,988	-	7,002
Stock Option Expense	-	-	-	-	-	-		-	(1,163)
Net Loss	-	-	-	-	-	-	-	(54,468)	(54,468)
Balance, March 31, 2025 (unaudited)	425,000	425	449,567,462	$44,958	138,941	$14	$19,467,774	$(17,980,677)	$1,531,331

	Preferred Stock		Common Stock		Common Stock Payable		Additional		Total
	Shares		Shares				Paid-in	Accumulated	Stockholders
	Outstanding	Par	Outstanding	Par	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	425,000	425	437,742,050	$43,775	138,941	$14	$19,236,068	$(17,685,610)	$1,594,672
Shares issued for the purchase of units	-	-			-	-		-
Shares issued for accrued interest in convertible notes	-	-	198,204	20	-	-	10,987	-	11,007
Stock Option Expense	-	-	-	-	-	-	12,423	-	12,423
Net Loss	-	-	-	-	-	-	-	(335,716)	(335,716)
Balance, March 31, 2024 (unaudited)	425,000	425	437,940,254	$43,795	138,941	$14	$19,259,478	$(18,021,326)	$1,282,386

The accompanying notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(unaudited)

	2025	2024
Cash flows provided by operating activities:
Net loss	$(54,468)		$(335,716)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	7,456		39,202
Amortization of debt discount	623		2,526)
Amortization of right-of-use asset	90,701		66,605
Common Stock Issued for services
Reserve for Nomad recall	(86,300)
Stock Based Compensation - Options			12,423
Stock based compensation - stock grant	-
Shares issued for convertible notes	5,839		11,007
Changes in operating assets and liabilities
Change in accounts receivable, net	(70,400)		(77,914)
Change in accounts receivable - related parties	21,833		9,025
Change in inventory	(138,274)		31,535
Change in prepaid expenses and other current assets	195,359)		(76,792)
Recovery of bad debt			-
Change in reserve of slow moving inventory			-
Change in other assets	-
Change in ROU assets
Change in accounts payable and accrued liabilities	(44,482)		(57,296)
Change in customer deposits and unearned revenue	(93,590)		(50,835
Change in long term lease liability	(92,540)		(66,075)
Change in other liabilities	142,073		20,346
Change in accounts payable - related parties	441		5,595)
Net cash used in operating activities	(115,729)		(466,364)

Cash flows used in investing activities:
Purchase of fixed assets			(5,995)
Net cash used in investing activities			(5,995)
Cash flows from financing activities:
Proceeds from issuance of units	-		280,000
Proceeds of related party demand note	39,088		-
Proceeds from long term debt			-
Repayment of debt
Net cash provided from in financing activities	39,088		280,000

Net decrease in cash	(76,641)		(192,359)

Cash, beginning balance	417,678		431,112
Cash, end of period	$341,038		238,753

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$17,073		8,944
Cash Paid for Income Taxes	$-		-

Supplemental disclosure of non-cash financing activities:
Common Stock issued for payment of convertible note interest	11,007		11,007
Equipment obtained through financing	$-	$

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The balance sheet as of December 31, 2024 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for a broader discussion of the Company’s business and the risks inherent in such business. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending December 31, 2025.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per EIN. At March 31, 2025 and December 31, 2024, the Company had approximately $0 and $25,000 in excess of the FDIC insured limit.

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

In accordance with ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at March 31, 2025, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed significantly over time). As a result, management applied the applicable credit loss rates to determine the expected credit loss estimate for each aging category. Accordingly, the allowance for expected credit losses at March 31, 2025 and December 31, 2025 totaled $17,933 and $52,660, respectively.

Inventory

Inventory consists of the following:

	March 31, 2025 (unaudited)	December 31, 2024

Raw materials	$1,440,541	$1,397,819
Work in process	60,978	40,978
Finished goods	873,453	821,912
Rental Equipment
Allowance reserve	(174,419)	(198,430)
Inventory, net	$2,200,553	$2,062,279

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

A breakdown of the total revenue between related party and non-related party revenue is as follows:

	Three months ended March 31
	2025	2024
	(unaudited)	(unaudited)
Revenues	$1,320,005	$1,492,299
Revenues - related parties	209,198	115,223
Total Revenues	$1,529,203	$1,607,522

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

The breakdown of cost of sales to include cost of sales for related party and non-related party as well as the related party and non-related party royalty expense is as follows:

	Three months ended March 31
	2025	2024
	(unaudited)	(unaudited)
Cost of revenues	$923,287	$889,918
Cost of revenues - related parties	72,264	53,124
Royalties expense - related parties	3,992	9,061
Royalties expense	25,629	67,984
Total cost of revenues	$1,025,172	$1,020,087

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

For the three months ended March 31, 2025, and March 31, 2024, cash paid for operating lease liabilities was $60,376 and $66,075, respectively.

Supplemental balance sheet information related to leases was as follows:

Operating Leases	March 31, 2025
(unaudited)
Right-of-use assets	$1,538,941
Current lease liabilities	$418,327
Non-current lease liabilities	1,163,249
Total lease liabilities	$1,518,576

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

Derivatives

The accounting treatment of derivative financial instruments requires that the Company record certain warrants and embedded conversion options at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of entering into certain note agreements, for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy, by earliest issuance date, in accordance with ASC 815-40-35-12 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors, as long as the certain variable issuance terms in certain convertible instruments exist. As of March 31, 2025 and December 31, 2024, the Company did not have any derivative liabilities.

Loss per share of common stock

Basic loss per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted- average number of outstanding common shares during the applicable period. Diluted loss per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. At March 31, 2025, and March 31, 2024, 50,808,957 and 107,761,177 shares, respectively, of potentially dilutive shares were not recognized as their inclusion would be anti-dilutive. These shares reflect shares potentially issuable under convertible notes, outstanding warrants, outstanding stock options and the conversion of preferred stock.

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

Note 3. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of these consolidated financial statements. For the three months ended March 31, 2025, the Company incurred a net loss of $113,039. At March 31, 2025, the Company had an accumulated deficit of $17,980,677. Despite a small working capital deficit of approximately $6,428 at March 31, 2025, the continued losses and cash used in operations raise substantial doubt as to the Company’s ability to continue as a going concern for the twelve months after the date the financial statements were issued. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, control expenses, raise capital and sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. The consolidated financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

Note 4. Related Party Transactions

The Company sells products to Brownie’s Southport Divers, Brownie’s Yacht Toys and Brownie’s Palm Beach Divers, companies owned by the brother of Robert Carmichael, the Company’s Chief Executive Officer and Chief Financial Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers with similar sales volumes. These entities accounted for 15.8% and 7.2% of the net revenues for the three months ended March 31, 2025 and March 31, 2024, respectively. Accounts receivable from these entities totaled $19,853.38 and $12,839, at March 31, 2025 and December 31, 2024, respectively.

The Company sells products to BGL and 940 A, entities wholly-owned by Robert Carmichael. Terms of sale are more favorable than those extended to the Company’s regular customers, but no more favorable than those extended to the Company’s strategic partners. Accounts receivable from these entities totaled $2,389.22 and $10,266 at March 31, 2025 and December 31, 2024, respectively.

The Company had accounts payable to related parties of $29,365 and $52,173 at March 31, 20254 and December 31, 2024, respectively. The balance payable at March 31, 2025 was comprised of $18,889due to Robert Carmichael and $10,476 due to Blake Carmichael. At December 31, 2024, the balance payable was comprised of $23,713 due to 940 A, $460 due to Robert Carmichael and $10,000 due to Blake Carmichael.

The Company has exclusive license agreements with 940 A to license the trademark “Brownie’s Third Lung”, “Tankfill”, “Brownie’s Public Safety” and various other related trademarks as listed in the agreements. The agreements provide that the Company pay 2.5% of gross revenues per quarter as a royalty to 940A. Total royalty fees paid to 940A for the three months ended March 31, 2025 and March 31, 2024 was $3,992 and $9,061, respectively. The accrued royalty for March 31, 2025 and December 31, 2024 was $4,290 and $7,385 which is included in other liabilities.

On September 30, 2022, the Company issued a convertible demand 8% promissory note in the principal amount of $66,793 to Robert Carmichael for funds to meet the working capital needs of LBI. There is no amortization schedule for the note, and interest is payable in shares of common stock of the Company at a conversion price equal to the 90 day value weighted average price (“VWAP”) of the Company’s stock prior to the quarterly interest payment date. The note holder may demand payment or convert the outstanding principal at a conversion rate of $0.021 per share at any time. The conversion rate was calculated at a 35% discount to the 90 day VWAP of the Company’s stock as of the date of the note. The Company recorded $19,250 for the beneficial conversion feature. As this conversion rate is a fixed rate, the embedded conversion feature is not a derivative liability. . The outstanding balance on this note was $39,088 as of March 31, 2025.

On January 18, 2023 and February 18, 2023, the Company issued to Charles Hyatt, a Company director, an aggregate of 11,428,570 units, with each unit consisting of one share of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $0.0175 per share in consideration of $200,000.

On September 14, 2023, the Company issued a convertible demand promissory note in the principal amount of $50,000 to Robert Carmichael for funds to meet the working capital needs of BLU3. There is no amortization schedule for the note as the note is interest free.. The Company recorded $-0- for the beneficial conversion feature. As this conversion rate is a fixed rate, the embedded conversion feature is not a derivative liability. The outstanding balance on this note was $50,000 as of March 31, 2025.

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

On July 16, 2024, the Company issued 61,677 shares of common stock to Robert Carmichael for payment of interest on the convertible demand note for the three months ending June 30, 2024. The fair value of these shares was $1,287.

On August 15, 2024, the Company issued 850,000 shares to Davis Natan per a consulting agreement. The fair value of these shares was $8,500.

On December 9, 2024, the Company issued 8,241,759 shares of common stock to Blake Carmichael as compensation for a reduction in salary. The fair value of these shares was $60,000..

Note 5. Convertible Promissory Notes and Loans Payable

Convertible Promissory Notes

Convertible promissory notes consisted of the following at March 31, 2025:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Original Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Reg.
9/03/21	9/03/24	8%	346,500	(12,355)	$346,500	$854)	$347,354	-	(1)
9/03/21	9/03/24	8%	3,500	(125)	3,500	14)	3,514	-	(2)
9/30/22	Demand	8%	66,793	(19,250)	58,338	(19,250)	39,088	-	(3)
09/14/23	Demand	8%			50,000		50,000		(4)
					$458,338	$(18,382)	$439,956	$-

A breakdown of current and long-term amounts due are as follows for the convertible promissory notes as of March 31, 2025:

	Summit Holdings V,	Tierra Vista Partners,	Robert Carmichael	Robert Carmichael
	LLC Note	LLC Note	LBI Note	BLU3 Note	Total
2025	$346,500	$3,500	$58,338	$50,000	$458,338
Discount	854)	14)	(19,250)	( -)	(18,382)
Total Loan Payments	$347,354	$3,514	$39,088	$50,000	$439,956
Current Portion of Loan Payable	$(347,354)	$(3,514)	$(39,088)	$(50,000)	$(439,956)
Non-Current Portion of Loan Payable	$-	$-	$-	$-	$-

(1)	On September 3, 2021, the Company issued a three-year 8% convertible promissory note in the principal amount of $346,500 to Summit Holding V, LLC as part of the acquisition of SSI. The Company is required to make quarterly payments under the note in an amount equal to 50% of the adjusted net profit of SSI. Interest is payable quarterly in shares of common stock of the Company at a conversion price of $0.051272 per share. The note holder may convert outstanding principal and interest into shares of common stock at a conversion price of $0.051272 per share at any time during the term of the note. The Company recorded $12,355 for the beneficial conversion feature. This note is classified as a current liability for the quarter ended March 31, 2025. The maturity due date of the note has been extended by the lender from September 3, 2024 to ______________ while the Company works through a determines a restructure of the note.

	Payment Amortization

2025		346,500
Total Note Payments	$
Current portion of note payable		(346,500)
Non-Current Portion of Notes Payable		$-

(2)	On September 3, 2021, the Company issued a three-year 8% promissory note in the principal amount of $3,500 to Tierra Vista Partners, LLC as part of the acquisition of SSI. The Company is required to make quarterly payments under the note in an amount equal to 50% of the adjusted net profit of SSI. Interest is payable quarterly in common stock of the Company at a conversion price of $0.051272 per share. The note holder may convert outstanding principal and interest into shares of common stock at a conversion price of $0.051272 at any time during the term of the note. The Company recorded $125 for the beneficial conversion feature. This note is classified as a current liability for the quarter ended March 31, 2024.

		Payment Amortization

2025		3,500
Total Note Payments	$
Current portion of note payable		(3,500)
Non-Current Portion of Notes Payable		$-

(3)	On September 30, 2022, the Company issued a convertible demand 8% promissory note in the principal amount of $66,793 to Robert Carmichael for funds to meet the working capital needs of LBI. There is no amortization schedule for the note and interest is payable in shares of common stock of the Company at a conversion price equal to the 90 day VWAP of the Company’s stock prior to the quarterly interest payment date. This note is classified as a current liability as the note holder may demand payment or convert the outstanding principal at a conversion price of $0.021 per share at any time. The Company recorded $19,250 for the beneficial conversion feature.

(4)	On September 14, 2023, the Company issued a convertible demand 8% promissory note in the principal amount of $50,000 to Robert Carmichael for working capital needs of BLU3. There is no amortization schedule for the note, and interest is payable in shares of common stock of the Company at a conversion price equal to the 90 day (“VWAP”) of the Company’s common stock prior to the quarterly interest payment date. The note holder may demand payment or convert the outstanding principal at a conversion rate of $0.01351 per share at any time. The conversion rate was calculated at a 35% discount to the 90 day VWAP of the Company’s stock as of the date of the note. The Company recorded $-0- for the beneficial conversion feature. As this conversion rate is a fixed rate, the embedded conversion feature is not a derivative liability. The outstanding balance on this note was $50,000 as of December 31, 2024 and December 31, 2023. Mr. Carmichael has waived interest payments on this note effective September 14, 2023.

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

On February 5, 2024, the Company borrowed funds through the issuance of a promissory note in the principal amount of $280,000 to Charles Hyatt, a Company director, for working capital requirements and payment of certain expenses in connection with the Company’s business combinations. The maturity date of the note was August 6, 2024. The note bears interest at a rate of 9.9% per annum, and has a default interest rate of 18% per annum. Interest payments are and payable on a monthly basis. The Company may prepay the note in whole or in part, at any time without premium or penalty. The balance of $280,000 was outstanding as of December, and the due date was extended to a due date of May 5, 2025, pursuant to an amendment dated November 13, 2024

Loans Payable

	Mercedes BTL (1)	Navitas 2021 BLU3 (2)	NFS SSI (3)	Navitas 2022 BLU3 (4)	Navitas 2024 BLU3 (5)	Navitas 2024 BTL (6)	Total
		-	-	-			-
2025	5,584	21,432	4,555	17,941	4,223	2,963	56,697
2026	-	6,338	-	-	6,243	4,411	16,691
2027	-	-	-	-	7,022	5,002	12,024
2028	-	-	-	-	7,899	5,672	13,571
Thereafter	-	-	-	-	1,409	4,747	6,157
Total Loan Payments	5,584	27,770	4,555	17,941	26,796	22,794	105,440
Current Portion of Loan Payable	(5,584)	(21,432)	(4,555)	(17,941)	(5,771)	(4,014)	(59,298)
Non-Current Portion of Loan Payable	-	6,338	-	-	21,025	18,780	46,143

(1)	On August 21, 2020, the Company executed an installment sales contract with Mercedes Benz Coconut Creek for the purchase of a 2019 Mercedes Benz Sprinter delivery van. The installment agreement is for $55,841 with a zero interest rate payable over 60 months with a monthly payment of $931 and is personally guaranteed by Mr. Carmichael. The loan balance as of March 31, 2024 was $17,063 and $19,855 as of December 31, 2023.

(2)	On May 19, 2021, BLU3 executed an equipment finance agreement with Navitas Credit Corp. (“Navitas”) to finance the purchase of certain plastic molding equipment. The amount financed is $75,764 payable over 60 equal monthly installments of $1,611. The equipment finance agreement contains customary events of default. The loan balance as of March 31, 2024 was $38,492 and $42,525 as of December 31, 2023.

(3)	On June 29, 2022, SSI executed an equipment financing agreement with NFS Leasing (“NFS Leasing”) to secure replacement production molds. The total purchase price of the molds was $84,500 of which $63,375 was financed by NFS Leasing on August 15, 2022. The financing agreement has a 33 month term beginning in August 2022 with a monthly payment of $2,571. The financing agreement contains customary events of default, is guaranteed by the Company and NFS Leasing has a lien on all of the assets of SSI. The loan balance as of March 31, 2024 and December 31, 2023 was $32,448 and $38,607, respectively.

(4)	On December 12, 2022, BLU3 executed an equipment finance agreement to finance the purchase of certain plastic molding equipment through Navitas. The amount financed is $63,689 payable over 36 equal monthly installments of $2,083. The equipment finance agreement contains customary events of default. The loan balance as of March 31, 2024 was $41,273 and $44,839 as of December 31, 2023.

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

Note 6. Goodwill and Intangible Assets, Net

The following table sets for the changes in the carrying amount of the Company’s Goodwill for the three months ended March 31, 2025.

2025
Balance, January 1	$249,986
Addition:	-
Balance, March 31	$249,986

The Company performed an evaluation of the value of goodwill at December 31, 2023. Based upon this evaluation it was determined that there should be no adjustment to goodwill. There has been nothing noted during the three months ended March 31, 2025 that would indicate that the value of goodwill should change through that date.

The following table sets for the components of the Company’s intangible assets at March 31, 2025:

	Amortization Period (Years)	Cost	Accumulated Amortization	Net Book Value

Intangible Assets Subject to amortization
Trademarks	15	$121,000	$(26,785)	$94,215
Customer Relationships	10	600,000	(205,000)	395,000
Non-Compete Agreements	5	22,000	(15,766)	6,234
Total		$743,000	$(247,551)	$495,449

The aggregate amortization remaining on the intangible assets as of March 31, 2025 is a follows:

Intangible Amortization
2025 (9 months remaining)	66,426
2025	71,367
2026	71,367
2027	68,067
2028	68,067
Thereafter	221,523
Total	$495,449

Amortization expense for amortizable intangible assets for each of the three months ended March 31, 2025 and 2024 was 18,117.

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

On September 30, 2024, the Company issued an aggregate of 136,527 shares of common stock to the holders of convertible notes for payment of interest for the three months ending September 30, 2024. The fair value of these shares was $7,000.

On December 9, 2024, the Company issued 8,241,759 shares to Blake Carmichael as compensation related to a salary reduction. The fair market value of these shares was $60,000.

On December 31, 2024, the Company issued an aggregate of 136,527 shares of common stock to the holders of convertible notes for payment of interest for the three months ending December 31, 2024. The fair value of these shares was $7,000.

On March 31,2025, the Company issued an aggregate of 136,527 shares of common stock to the holders of convertible notes for payment of interest for the three months ending March 31 2025,. The fair value of these shares was $7,000.

Preferred Stock

During the second quarter of 2010, the holders of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of blank check preferred stock. The blank check preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by the Board of Directors of the Company from time to time in accordance with the provisions of the Florida Business Corporation Act. In April 2011, the Board of Directors designated 425,000 shares as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into a share of the Company’s common stock at any time at the option of the holder at a conversion price of $18.23 per share. Holders of shares of Series A Convertible Preferred Stock are entitled to 250 votes for each share held. The Company’s common stock and Series A Convertible Preferred Stock vote together on any matters submitted to our shareholders. As of March 31, 2025, and December 31, 2024, 425,000 shares of Series A Convertible Preferred Stock are issued and outstanding and are owned by Robert Carmichael.

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

Equity Compensation Plan Information as of March 31, 2025:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted – average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans Approved by Security Holders	1,800,000	$0.04474	23,200,000
Equity Compensation Plans Not Approved by Security Holders	28,869,400	0.0432	—
Total	30,669,400	$0.0432	23,200,000

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

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the Black-Scholes option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Year ended December 31,
	2025	2024
Expected volatility	266.0% - 346.4%	172.0% – 346.4%
Expected term	1.5 – 5.0 Years	1.5- 5.0 Years
Risk-free interest rate	0.21% - 3.18%	0.16% - 4.64%
Forfeiture Rate	2.2%	0.17%

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

A summary of the status of the Company’s outstanding stock options as of December 31, 2025 and 2024 and changes during the periods ending on that date is as follows

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the Black-Scholes option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Year ended December 31,
	2025	2024
Expected volatility	266.0% - 346.4%	172.0% – 346.4%
Expected term	1.5 – 5.0 Years	1.5- 5.0 Years
Risk-free interest rate	0.21% - 3.18%	0.16% - 4.64%
Forfeiture Rate	2.2%	0.17%

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

A summary of the status of the Company’s outstanding stock options as of December 31, 2025 and 2024 and changes during the periods ending on that date is as follows

			Weighted
	Weighted		Average
	Average		Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value
Outstanding at December 31, 2022	238,439,167	$0.0362	1.43
Granted	-	-
Forfeited	(170,999,530)	0.0379
Exercised	-	-

Cancelled	-	-
Outstanding – December 31, 2023	67,439,637	$0.0362	1.43
Exercisable – December 31, 2023	41,057,753	$0.0321	1.33	$68,994

Granted	-	-
Forfeited	(1,475,000)	0.0379
Exercised	-	-
Expired	(35,295,237)	0.0180
Cancelled	-	-
Outstanding – December 31, 2024	30,669,400	$0.0432	1.68
Exercisable – December 31, 2024	5,806,266	$0.0448	2.01	$-
Exercisable – March 31, 2025	0	0	0	0

The following table summarizes information about employee stock options outstanding at December 31, 2024

Range of Exercise Price	Number outstanding at December 31, 2024	Weighted average remaining life	Weighted average exercise price	Number exercisable at December 31, 2024	Weighted average exercise price	Weighted average remaining life
$ 0.0229 - $0.0325	50,000	1.62	$0.0302	50,000	$0.0302	1.62
$ 0.0360 - $0.0425	22,659,400	1.55	$0.0398	4,659,400	$0.0395	1.42
$ 0.0440 - $0.0531	7,960,000	1.60	$0.0530	2,350,000	$0.0530	1.44
Outstanding options	30,669,400	1.68	$0.0360	5,806,266	$0.0448	2.01

As of December 31, 2024, the Company had approximately $987,800 of unrecognized pre-tax non-cash compensation expense related to options to performance based options to purchase shares, which the Company expects to recognize, based on a weighted-average period of 2.1 years. The Company uses straight-line amortization of compensation expense over the requisite service period for time-based options. For performance-based options the Company evaluates the likelihood of a vesting qualification being met, and will establish the expense based on that evaluation. Stock option expense recognized during the year ended March 31, 2025 and December 31, 2024 was $0.00 and $91,492, respectively.

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

These warrants expired as of February 2025.

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

On November 1, 2024, the Brownies Marine Group entered a 45 month sublease agreement with Inovar Packaging , LLC for approximately 19,065 square feet in the building located at 4061 SW , 47th Ave, Davie, Florida, 33314. The monthly base rent staring the first of November, 2024 will be $26,000 ( twenty six thousand dollars ). The rent will increase to $31,000 ( thirty one thousand dollars ) on October 2025 through the rest of the term of tem of the lease. The sublease will terminate on July 31, 2028.

Royalty Agreement

On June 30, 2020, the Company entered into Amendment No. 2 to its Patent License Agreement with Setaysha Technical Solutions, LLC (“STS”). The amendment set certain limits and expectations of the assistance from STS related to designing and commercializing certain diving products and revised the royalty payments due to STS as consideration for uncompensated services. The Company is obligated to pay STS a minimum yearly royalty of $60,000, or $15,000 per fiscal quarter, beginning in December 2019 and increasing by 2.15% per year. The minimum royalty was temporarily increased to $60,000 for fiscal years 2022, 2023 and 2024, with a fourth quarter true up against earned royalties. In addition, if the Company terminates the Agreement with STS prior to December 31, 2023, the Company is obligated to pay STS $180,000, less cumulative royalties paid in excess of $200,174 for the years 2019 through 2024. In accordance with the amendment, the Company will pay additional minimum royalties of $60,000 per year or $15,000 per quarter for the years 2022 through 2024. On January 24, 2024, the Company entered into Addendum No. 3 to the STS Agreement. Addendum No. 3 delays the additional minimum yearly royalty of $60,000, or $15,000 per fiscal quarter from 2024 to 2025. Therefore, no additional minimum royalty was required during 2024, but will be required beginning the fiscal first quarter of 2025. 2025 will be the final year of the additional minimum royalty under the STS agreement. On November 1, 2022 the Company issued to the designees of STS 1,155,881 shares of common stock with a fair value of $30,000 in accordance with the Patent License Agreement. Royalty recorded under the Amended agreement was $25,504 and $125,159 for the three months ended March 31, 2025 and year ended December 31, 2024

Consulting and Employment Agreements

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

Legal

There are no outstanding legal issues as of June 27, 2025

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2025, no director, officer or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

Date: July 2, 2025	BROWNIE’S MARINE GROUP, INC.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Chief Financial Officer
(Principal Financial and Accounting Officer)

