Form 10-Q
period 2025-06-30
Brownie's Marine Group, Inc
filed 2025-08-14
CIK 1166708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-99393

BROWNIE’S MARINE GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida	90-0226181
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4061 SW 47th Ave. Davie, Florida	33314
(Address of principal executive offices)	(Zip code)

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

As of August 12, 2025, there were shares 449,703,989 of common stock outstanding.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current Assets
Cash	$453,548	$417,678
Accounts receivable – net of allowances of $62,064 in 2025 and $52,660 in 2024	362,848	180,496
Accounts receivable - related parties	58,555	41,686
Inventory, net	2,225,836	2,062,279
Prepaid expenses and other current assets	238,463	328,785
Total current assets	3,339,250	3,030,924

Property, equipment and leasehold improvements, net	266,723	303,498
Operating lease right-of-use assets	1,427,525	1,629,192
Intangible assets, net	477,333	501,489
Goodwill	249,986	249,986
Other assets	51,826	51,829

Total assets	$5,812,643	$5,766,915

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$794,470	$675,950
Accounts payable - related parties	18,889	18,448
Customer deposits and unearned revenue	261,886	410,636
Other liabilities	605,464	386,402
Operating lease liabilities	442,414	394,672
Related party convertible demand note, net	39,088	38,772
Convertible notes	362,073	360,561
Current maturities long term debt	1,241	70,308
Related party notes payable	505,000	505,000
Total current liabilities	3,030,525	2,860,749

Loans payable, net of current portion	75,919	46,763
Operating lease liabilities	1,044,979	1,279,444
Total liabilities	4,151,423	4,186,956

Commitments and contingent liabilities (see note 8)

Stockholders’ equity
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding as of June 30, 2025 and December 31, 2024.	425	425
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; 449,703,989 shares issued and outstanding at June 30, 2025 and 449,430,935 shares issued and outstanding at December 31, 2024, respectively.	44,971	44,951
Common stock payable 138,941 shares and 138,941 shares, respectively as of June 30, 2025 and December 31, 2024.	14	14
Additional paid-in capital	19,474,759	19,461,898
Accumulated deficit	(17,858,950)	(17,927,329)
Total stockholders’ equity	$1,661,219	$1,579,960

Total liabilities and stockholders’ equity	$5,812,642	$5,766,916

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024
Revenues
Revenues	$2,455,471	$2,213,501	$3,775,476	$3,705,800
Revenues - related parties	63,419	176,127	272,617	291,350

Total Revenues	2,518,890	2,389,628	4,048,093	3,997,150

Cost of revenues
Cost of revenues	1,559,197	1,333,527	2,482,484	2,223,445
Cost of revenues - related parties	40,222	75,968	112,486	129,092
Royalties expense - related parties	11,925	11,991	15,917	21,052
Royalties expense	22,688	37,419	48,317	105,403
Total cost of revenues	1,634,032	1,458,905	2,659,204	2,478,992

Gross profit	884,858	930,723	1,388,889	1,518,158
Operating expenses
Selling, general and administrative	753,990	823,021	1,302,116	1,722,795
Research and development costs	1,505	6,732	2,647	10,157

Total operating expenses	755,495	829,753	1,304,763	1,732,952

Income (loss) from operations	129,363	100,971	84,126	(214,793)

Other (income) expense, net	22,438		22,438

Interest expense	1,783	(21,136)	(39,305)	(41,088)

Income (Loss) before provision for income taxes	153,584	79,835	67,259	(255,882)

Provision for income taxes	-	-	-	-

Net Income (Loss)	$153,584	$79,835)	$67,259	$(255,882)

Basic income (loss) per common share	$0.00	$(0.00)	$(0.00)	$(0.00)
Basic weighted average common shares outstanding	449,567,461	437,841,152	449,567,462	437,940,254
Diluted income (loss) per common share	$0.00	$(0.00)	$(0.00)	$(0.00)
Diluted weighted average common shares outstanding	449,567,461	437,841,152	449,567,462	437,940,254

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(unaudited)

	Preferred Stock		Common Stock		Common Stock Payable		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

December 31, 2023	425,000	$425	437,742,050	$43,775	138,941	$14	$19,236,068	$(17,685,610)	$1,594,672
Shares issued for the purchase of units	-	-			-	-		-
Shares issued for accrued interest on convertible notes	-	-	458,085	46	-	-	17,961	-	18,007
Stock option expense	-	-	-	-	-	-	12,423	-	12,423
Net Loss	-	-	-	-	-	-	-	(255,882)	(255,882)
Balance June 30, 2024 (unaudited)	425,000	$425	438,200,135	$43,821	138,941	$14	$19,266,452	$(17,941,492)	$1,369,222

	Preferred Stock		Common Stock		Common Stock Payable		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
December 31, 2024	425,000	$425	449,430,935	$44,944	138,941	$14	$19,460,786	$(17,926,209)	$1,579,960
Shares issued for accrued interest on convertible notes	-	-	273,054	27	-	-	13,973	-	14,000
Stock Option Expense	-	-	-	-	-	-		-
Net Income(loss)	-	-	-	-	-	-	-	67,259	67,259
June 30, 2025 (unaudited)	425,000	$425	449,703,989	$44,971	138,941	$14	$19,474,759	$(17,858,950)	$1,661,219

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(unaudited)

	2025	2024
Cash flows from operating activities:
Net loss	$67,259		$(255,882)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	60,931		77,954
Amortization of debt discount	1,828		8,188
Amortization of right-of-use asset	201,667		127,001
Allowance for Nomad recall	-		-
Stock Based Compensation - Options			12,423
Shares issued for accrued interest on convertible notes	14,000		18,007
Changes in operating assets and liabilities
Change in accounts receivable, net	(182,352)		(200,524)
Change in accounts receivable - related parties	(16,869)		(42,553)
Change in inventory	(163,557)		(87,237
Change in prepaid expenses and other current assets	90,322)		(265,735)
Change in other assets	0		4,899
Change in accounts payable and accrued liabilities	78,609		112,000
Change in customer deposits and unearned revenue	(148,750)		433,506
Change in long term lease liability	(186,723)		(125,940)
Change in other liabilities	219,062		116,707
Change in accounts payable - related parties	441		15,415
Net cash used in operating activities	35,868		(51,771)

Cash flows from investing activities:
Purchase of fixed assets	0		(12,492)
Net cash used in investing activities	0		(12,492)
Cash flows from financing activities:
Proceeds from issuance of units	-		-
Proceeds of related party demand note			280,000
Proceeds of long term debt Repayment on notes payable			32,274
Repayment of debt			(26,087)
Net cash provided by in financing activities			286,187

Net decrease in cash	35,868		221,924

Cash, beginning balance	417,678		431,112
Cash, end of period	$453,546		653,036

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$21,299		-
Cash Paid for Income Taxes	$-		-

Supplemental disclosure of non-cash financing activities:
Common Stock issued for payment of convertible note interest	14,000		18,007
Equipment obtained through financing	$-	$

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per EIN. At June 30, 2025 and December 31, 2024, the Company had approximately $199,337 and $25,000 in excess of the FDIC insured limit.

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

In accordance with ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), management believes that the although, the Company had historical loss information, the company is showing improvements has shown credit gains at June 30m 2025. Although the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed significantly over time).. Accordingly, the allowance for expected credit losses at June 30, 2025 and December 31, 2024 totaled $37,042 and $62,064, respectively.

Inventory

Inventory consists of the following:

	June 30, 2025 (unaudited)	December 31, 2024

Raw materials	$1,473,791	$1,199,389
Work in process	90,844	40,978
Finished goods	837,619	1,020,342
Rental Equipment	0
Allowance excess and obsolete inventory	(176,420)	(198,430)
Inventory, net	$2,225,836	$2,062,279

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

A breakdown of the total revenue between related party and non-related party revenue is as follows:

	Six months ended June 30
	2025	2024
	(unaudited)	(unaudited)
Revenues	$3,775,476	$3,705,798
Revenues - related parties	272,617	291,350
Total Revenues	$4,048,093	$3,997,148

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

The breakdown of cost of sales to include cost of sales for related party and non-related party as well as the related party and non-related party royalty expense is as follows:

	Six months ended June 30
	2025	2024
	(unaudited)	(unaudited)
Cost of revenues	$2,482,484	$2,223,445
Cost of revenues - related parties	112,486	129,092

Royalties expense - related parties	15,917	21,052
Royalties expense	48,317	105,403
Total cost of revenues	$2,659,204	$2,478,992

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

The Company categorizes leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow the Company to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment. All other leases are categorized as operating leases. The Company did not have any finance leases as of June 30, 2025. The Company’s leases generally have terms that range from three years for equipment and five to twenty years for property. The Company elected the accounting policy to include both the lease and non-lease components of its agreements as a single component and account for them as a lease.

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

For the six months ended June 30, 2025, and June 30, 2024, cash paid for operating lease liabilities was $532,966 and $125,940, respectively.

Supplemental balance sheet information related to leases was as follows:

Operating Leases	June 30, 2025
(unaudited)
Right-of-use assets	$1,427,525
Current lease liabilities	$442,414
Non-current lease liabilities	1,044,979
Total lease liabilities	$1,487,393

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

Derivatives

The accounting treatment of derivative financial instruments requires that the Company record certain warrants and embedded conversion options at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of entering into certain note agreements, for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy, by earliest issuance date, in accordance with ASC 815-40-35-12 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors, as long as the certain variable issuance terms in certain convertible instruments exist. As of June 30, 2025, and December 31, 2024, the Company did not have any derivative liabilities.

Loss per share of common stock

Basic loss per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted- average number of outstanding common shares during the applicable period. Diluted loss per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. For the three months ended June 30, 2025, 0 shares were included in diluted weighted average common shares outstanding and for the three months ended June 30, 2024, 107,491,537shares of potentially dilutive shares were not recognized as their inclusion would be anti-dilutive. For the six months ended June 30, 2025, and June 30, 2024, 0 shares 107,491,537 shares, respectively, of potentially dilutive shares were not recognized as their inclusion would be anti-dilutive. These shares reflect shares potentially issuable under convertible notes, outstanding warrants, outstanding stock options and the conversion of preferred stock.

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

Note 3. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date these consolidated financial statements were issued. For the six months ended June 30, 2025, the Company had a net income of $67,258. At June 30, 2025, the Company had an accumulated deficit of $17,858,950. The Company had a working capital surplus of approximately $308,725 at June 30, 2025, the historical losses and cash used in operations raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, control expenses, raise capital and sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. The consolidated financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

Note 4. Related Party Transactions

The Company sells products to Brownie’s Southport Divers, Brownie’s Yacht Toys and Brownie’s Palm Beach Divers, companies owned by the brother of Robert Carmichael, the Company’s Chief Executive Officer and Chief Financial Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers with similar sales volumes. These entities accounted for 7.4% and 7.2% of the net revenues for the six months ended June 30, 2025 and June 30, 2024, respectively. Accounts receivable from these entities totaled $58,555 and $41,686, at June 30, 2025 and December 31, 2024, respectively.

The Company sells products to Brownies Global Logistics (“BGL”) and 940 Associates (“940 A”), entities wholly-owned by Robert Carmichael. Terms of sale are more favorable than those extended to the Company’s regular customers, but no more favorable than those extended to the Company’s strategic partners. Accounts receivable from these entities totaled $1,865 and $ 7,397 at June 30, 2025 and December 31, 2024, respectively.

The Company had accounts payable to related parties of $18,889 and $518,448 at June 30, 2025 and December 31, 2024, respectively. The balance payable at June 30, 2025 was comprised of $9,992 due to 940 A, $5,500.26 due to Robert Carmichael and $10,000 due to Blake Carmichael. At December 31, 2024, the balance payable was comprised of $43,096 due to 940 A, $3,897 due to Robert Carmichael and $10,000 due to Blake Carmichael.

The Company has exclusive license agreements with 940 A to license the trademark “Brownie’s Third Lung”, “Tankfill”, “Brownie’s Public Safety” and various other related trademarks as listed in the agreements. The agreements provide that the Company pay 2.5% of gross revenues per quarter as a royalty to 940A. Total royalty fees paid to 940A for the three months ended June 30, 2025 and June 30, 2024 was $11,925 and $21,052, respectively. The accrued royalty for June 30, 2025 and December 31, 2024 was $5,500 and $6,977 which is included in other liabilities.

On September 30, 2022, the Company issued a convertible demand 8% promissory note in the principal amount of $66,793 to Robert Carmichael for funds to meet the working capital needs of LBI. There is no amortization schedule for the note, and interest is payable in shares of common stock of the Company at a conversion price equal to the 90 day value weighted average price (“VWAP”) of the Company’s stock prior to the quarterly interest payment date. The note holder may demand payment or convert the outstanding principal at a conversion rate of $0.021 per share at any time. The conversion rate was calculated at a 35% discount to the 90 day VWAP of the Company’s stock as of the date of the note. The Company recorded $19,250 for the beneficial conversion feature. As this conversion rate is a fixed rate, the embedded conversion feature is not a derivative liability. There were payments totaling $24,658 made with products in kind during the period ended June 30, 2025. The outstanding balance on this note was $39,088 as of June 30, 2025.

On January 18, 2023 and February 18, 2023, the Company issued to Charles Hyatt, a Company director, an aggregate of 11,428,570 units, with each unit consisting of one share of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $0.0175 per share in consideration of $200,000.

On September 14, 2023, the Company issued a convertible demand promissory note in the principal amount of $50,000 to Robert Carmichael for funds to meet the working capital needs of BLU3. There is no amortization schedule for the note as the note is interest free.. The Company recorded $-0- for the beneficial conversion feature. As this conversion rate is a fixed rate, the embedded conversion feature is not a derivative liability. The outstanding balance on this note was $50,000 as of June 30, 2025.

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

On December 9, 2024, the Company issued 8,241,759 shares of common stock to Blake Carmichael as compensation for a reduction in salary. The fair value of these shares was $60,000

Note 5. Convertible Promissory Notes and Loans Payable

Convertible Promissory Notes

Convertible promissory notes consisted of the following at June 30, 2025:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Original Discount Balance	Period End Principal Balance	Period End Discount Balance	Period End Balance, Net	Accrued Interest Balance	Reg.
9/03/21	9/03/24	8%	346,500	(12,355)	$346,500	$854	$347,354	-	(1)
9/03/21	9/03/24	8%	3,500	(125)	3,500	14	3,514	-	(2)
9/30/22	Demand	8%	66,793	(19,245)	58,338	(19,250)	39,088	-	(3)
9/14/23	Demand	8%			50,000		50,000		(4)
					$458,338	$(18,382)	$439,956	$-

A breakdown of current and long-term amounts due are as follows for the convertible promissory notes as of June 30, 2025:

	Summit Holdings V, LLC Note	Tierra Vista Partners, LLC Note	Robert Carmichael Note	Robert Carmichael BLU3 Note	Total

2025	346,500	3,500	58,338	50,000	458,338
Discount	854	14	(19,250)		(18,382)
Total Loan Payments	$347,354	$3,514	$39,088	50,000	$439,956
Current Portion of Loan Payable	$(347,354)	$(3,514)	$(39,088)	(50,000)	$(439,956)
Non-Current Portion of Loan Payable	$-	$-	$-	-	$-

(1)

On September 3, 2021, the Company issued a three-year 8% convertible promissory note in the principal amount of $346,500 to Summit Holding V, LLC as part of the acquisition of SSI. The Company is required to make quarterly payments under the note in an amount equal to 50% of the adjusted net profit of SSI. Interest is payable quarterly in shares of common stock of the Company at a conversion price of $0.051272 per share. The note holder may convert outstanding principal and interest into shares of common stock at a conversion price of $0.051272 per share at any time during the term of the note. The Company recorded $12,355 for the beneficial conversion feature. This note is classified as a current liability for the three months ended June 30, 2025

The maturity due date of the note has been extended by the lender from September 3, 2024 to ______________ while the Company works through a determines a restructure of the note.

Payment Amortization

2025	346,500
Total Note Payments	$346,500
Current portion of note payable	(346,500)
Non-Current Portion of Notes Payable	$-

(2)	On September 3, 2021, the Company issued a three-year 8% promissory note in the principal amount of $3,500 to Tierra Vista Partners, LLC as part of the acquisition of SSI. The Company is required to make quarterly payments under the note in an amount equal to 50% of the adjusted net profit of SSI. Interest is payable quarterly in common stock of the Company at a conversion price of $0.051272 per share. The note holder may convert outstanding principal and interest into shares of common stock at a conversion price of $0.051272 at any time during the term of the note. The Company recorded $125 for the beneficial conversion feature. This note is classified as a current liability for the three months ended June 30, 2025.

Payment Amortization

2025	3,500
Total Note Payments	$3,500
Current portion of note payable	(3,500)
Non-Current Portion of Notes Payable	$-

(3)	On September 30, 2022, the Company issued a convertible demand 8% promissory note in the principal amount of $66,793 to Robert Carmichael for funds to meet the working capital needs of LBI. There is no amortization schedule for the note and interest is payable in shares of common stock of the Company at a conversion price equal to the 90 day VWAP of the Company’s stock prior to the quarterly interest payment date. This note is classified as a current liability as the note holder may demand payment or convert the outstanding principal at a conversion price of $0.021 per share at any time. The Company recorded $19,250 for the beneficial conversion feature.

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

Loans Payable

	Mercedes BMG (1)	Navitas BLU3 (2)	NFS SSI (3)	Navitas 2022 BLU3 (4)	Navitas 2024 BLU3 (5)	Navitas 2024 BTL (6)	Total

2025 (6 months)	$2,792	9,255	4,555	12,119	2,884	2,006	33,611.56
2026	-	4,769	-		6,304	4,411	15,484.32
2027	-		-		7,091	5,002	12,093.25
2028					7,977	5,672	13,649.11
Thereafter	-	-	-		708	4,747	5,455.33
Total Loan Payments	$2,792	$14,025	$4,555	$12,119	$24,965	21,838	$80,294
Current Portion of Loan Payable	$(2,792)	$(9,255)	$(4,555)	$(12,119)	$(5,944)	(4,142)	$(38,808)
Non-Current Portion of Loan Payable	$0	$4,769	$-	$0	$19,022	17,696	$41,486

(1)	On August 21, 2020, the Company executed an installment sales contract with Mercedes Benz Coconut Creek for the purchase of a 2019 Mercedes Benz Sprinter delivery van. The installment agreement is for $55,841 with a zero interest rate payable over 60 months with a monthly payment of $931 and is personally guaranteed by Mr. Carmichael. The loan balance as of June 30, 2025 was $2,792 and $8,376 as of December 31, 2024.

(2)	On May 19, 2021, BLU3 executed an equipment finance agreement with Navitas Credit Corp. (“Navitas”) to finance the purchase of certain plastic molding equipment. The amount financed is $75,764 payable over 60 equal monthly installments of $1,611. The equipment finance agreement contains customary events of default. The loan balance as of June 30, 2025 was $14,025 and $22,915 as of December 31, 2024.

(3)	On June 29, 2022, SSI executed an equipment financing agreement with NFS Leasing (“NFS Leasing”) to secure replacement production molds. The total purchase price of the molds was $84,500 of which $63,375 was financed by NFS Leasing on August 15, 2022. The financing agreement has a 33 month term beginning in August 2022 with a monthly payment of $2,571. The financing agreement contains customary events of default, is guaranteed by the Company and NFS Leasing has a lien on all of the assets of SSI. The loan balance as of June 30, 2025 and December 31, 2023 was $0 and $14,692, respectively.

(4)	On December 12, 2022, BLU3 executed an equipment finance agreement to finance the purchase of certain plastic molding equipment through Navitas. The amount financed is $63,689 payable over 36 equal monthly installments of $2,083. The equipment finance agreement contains customary events of default. The loan balance as of June 30, 2025 was $14,075 and $25,465 as of December 31, 2024.

(5)	On February 12, 2024, BLU3 executed an inventory finance agreement to finance the purchase of certain equipment stock through Navitas. The amount financed is $32,274 payable over 60 equal monthly installments of $715. The inventory finance agreement contains customary events of default. The loan balance as of June 30, 2025 was $25,430 and $28,123 as of December 31, 2024..

Note 6. Goodwill and Intangible Assets, Net

The following table sets for the changes in the carrying amount of the Company’s Goodwill for the six months ended June 30, 2025.

2025
Balance, January 1	$249,986
Addition:	-
Balance, June 30	$249,986

The Company performed an evaluation of the value of goodwill at December 31, 2023. Based upon this evaluation it was determined that there should be no adjustment to goodwill. There has been nothing noted during the six months ended June 30, 2024 that would indicate that the value of goodwill should change through that date.

The following table sets for the components of the Company’s intangible assets at June 30, 2024:

	Amortization Period (Years)	Cost	Accumulated Amortization	Net Book Value

Intangible Assets Subject to amortization
Trademarks	15	$121,000	$(28,802)	$92,198
Customer Relationships	10	600,000	(220,000)	380,000
Non-Compete Agreements	5	22,000	(16,866)	5,134
Total		$743,000	$(265,668)	$477,332

The aggregate amortization remaining on the intangible assets as of June 30, 2025 is a follows:

Intangible Assets Amortization
2025 ( 6 months remaining)	48,309
2026	71,366
2027	68,067
2028	68,067
Thereafter	221,523
Total	$477,332

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

On June 30, 2025, the Company issued an aggregate of 136,527 shares of common stock to the holders of convertible notes for payment of interest for the three months ending June 30, 2025. The fair value of these shares was $7,000.

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

On June 30,2025, the Company issued an aggregate of 136,527 shares of common stock to the holders of convertible notes for payment of interest for the three months ending June 30, 2025,. The fair value of these shares was $7,000.

Preferred Stock

During the second quarter of 2010, the holders of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of blank check preferred stock. The blank check preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by the Board of Directors of the Company from time to time in accordance with the provisions of the Florida Business Corporation Act. In April 2011, the Board of Directors designated 425,000 shares as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into a share of the Company’s common stock at any time at the option of the holder at a conversion price of $18.23 per share. Holders of shares of Series A Convertible Preferred Stock are entitled to 250 votes for each share held. The Company’s common stock and Series A Convertible Preferred Stock vote together on any matters submitted to our shareholders. As of June 30, 2025, and December 31, 2024, 425,000 shares of Series A Convertible Preferred Stock are issued and outstanding and are owned by Robert Carmichael.

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

Equity Compensation Plan Information as of June 30, 2025:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted – average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans Approved by Security Holders	3,150,000	$0.0399	21,680,882
Equity Compensation Plans Not Approved by Security Holders	37,801,503	0.0195	—
Total	40,951,503	$0.0297	21,680,882

Options

The Company has issued options to purchase approximately 67,314,637 shares of its common stock at an weighted average exercise price of $0.0298 with a fair value of approximately $37,000. For the three months ended June 30, 2025, and the year ended December 31, 2023, the Company issued no options to purchase shares.

For the six months ended June 30, 2025 and 2024, the Company recognized an expense of $0. and $12,423, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a Black-Scholes option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of June 30, 2025, the Company had $32,500 of unrecognized pre-tax non-cash compensation expense related to performance based options to purchase shares, which the Company expects to recognize, based on a weighted-average period of .88 years. The Company uses straight-line amortization of compensation expense over the requisite service period for time-based options. For performance-based options the Company evaluates the likelihood of a vesting qualification being met, and will establish the expense based on that evaluation. The maximum contractual term of the Company’s stock options is 5 years. The Company recognizes forfeitures and expirations as they occur. Options to purchase 37,801,503 shares of common stock have vested as of June 30, 2025.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the Black-Scholes option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Six Months ended June 30,
	2025	2024
Expected volatility	172.0% - 346.4%	172.0 – 346.4%
Expected term	1.5 – 5.0 Years	1.5 – 5.0 Years
Risk-free interest rate	0.16% - 4.64%	0.16% - 4.64%
Forfeiture rate	0.17%	0.17%

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

A summary of the status of the Company’s outstanding stock options as of June 30, 2025 and December 31, 2024 and changes during the periods ending on such dates is as follows:

	Number of	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Options	Price	Life in Years	Value
Outstanding at December 31, 2022	238,439,167	$0.0362	1.43
Granted	-	-
Forfeited	(170,999,530)	0.0379
Exercised	-	-
Cancelled		-
Outstanding – December 31, 2023	67,439,637	$0.0360	1.43
Exercisable – December 31, 2023	41,057,753	$0.0211	1.33	$-

Granted	-	-
Forfeited	(1,475,000)	0.0379
Exercised	-	-
Expired	(35,295,237)
Cancelled	-	-
Outstanding – June 30, 2025	30,669,400	$0.043268	1.07
Exercisable – June 30, 2025	7,059,400	$0.0531	1.106	$-

The following table summarizes information about employee stock options outstanding at June 30, 2025.

Range of Exercise Price	Number outstanding at June 30, 2025	Weighted average remaining Life	Weighted average exercise price	Number exercisable at June 30, 2025	Weighted average exercise price	Weighted average remaining life
$ 0.0180 - $0.0225 ( Expired)	0	0.00	$0.0180	0.00	$0.0180	0.00
$ 0.0229 - $0.0325	50,000	1.12	$0.0302	50,000	$0.0302	1.12
$ 0.0360 - $0.0425	22,659,400	1.05	$0.0398	4,659,400	$0.0395	.92
$ 0.0440 - $0.0531	7,960,000	1.17	$0.0531	2,350,000	$0.0530	.94
Outstanding options	30,669,400	1.07	0.0432	7,059,400	0.0439	0.93

At June 30, 2025, there was $7,059,400 of unrecognized stock option expense which may be recognized only if the full vesting requirements for these options are met.

At June 30, 2025, there was $79,650 of total unrecognized stock option expense, which is expected to be recognized on a straight-line basis over a weighted-average period of 1.18 years.

Warrants

On January 18, 2023 and February 18, 2023, the Company issued to Charles Hyatt, an aggregate of 11,428,570 units, with each unit consisting of one share of common stock and a two-year common stock purchase warrant to purchase one share of common stock at an exercise price of $0.0175 per share in consideration of $200,000.

A summary of the Company’s warrants as of December 31, 2024 and changes during the six months ended June 30, 2025 is presented below:

	Number of	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Warrants	Price	Life in Years	Value
Outstanding – December 31, 2024	25,684,521	$0.0247	0.93	$24,000
Granted	-
Exercised
Forfeited or Expired	25,684,521
Outstanding – June 30, 2025		$
Exercisable – June 30, 2025		$		$-

Note 8. Commitments and contingencies

Royalty Agreement

On June 30, 2020, the Company entered into On June 30, 2020, the Company entered into Amendment No. 2 to its Patent License Agreement with Setaysha Technical Solutions, LLC (“STS”). The amendment set certain limits and expectations of the assistance from STS related to designing and commercializing certain diving products and revised the royalty payments due to STS as consideration for uncompensated services. The Company is obligated to pay STS a minimum yearly royalty of $60,000, or$15,000 per fiscal quarter, beginning in December 2019 and increasing by 2.15% per year. The minimum royalty was temporarily increased to $60,000 for fiscal years 2022, 2023 and 2024, with a fourth quarter true up against earned royalties. In addition, if the Company terminates the Agreement with STS prior to December 31, 2023, the Company is obligated to pay STS $180,000, less cumulative royalties paid in excess of $200,174 for the years 2019 through 2024. In accordance with the amendment, the Company will pay additional minimum royalties of $60,000 per year or $15,000 per quarter for the years 2022 through 2024. On January 24, 2024, the Company entered into Addendum No. 3 to the STS Agreement. Addendum No. 3 delays the additional minimum yearly royalty of $60,000, or $15,000 per fiscal quarter from 2024 to 2025. Therefore, no additional minimum royalty was required during 2024,but will be required beginning the fiscal first quarter of 2025. 2025 will be the final year of the additional minimum royalty under the STS agreement. On November 1, 2022 the Company issued to the designees of STS 1,155,881 shares of common stock with a fair value of $30,000 in accordance with the Patent License Agreement. Royalty recorded under the Amended agreement was $125,159.32 and $138,643 for the years ended December 31, 2024 and 2023, respectively. As included in other liabilities, accrued royalties under this agreement were $35,020 and $41,151 at December 31, 2024 and 2023,

Consulting and Employment Agreements

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

Legal

There are no outstanding legal issues as of July 30, 2025

Note 9. Subsequent Events

The Company has completed an evaluation of all subsequent events through July 30, 2025, the date the financial statements were issued. The Company has concluded that no subsequent event has occurred that requires disclosure.

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

Results of Operations

Net Revenues, Costs of Net Revenues and Gross Profit

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Net revenues decreased 9.0% for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 as a result of a decrease in related party revenues, a small increase in BTL revenues and a decrease in BLU3 and SSI revenue. This decrease in BLU was not enough cover the increase in LWA revenue , resulting in an over all decrease in revenue. The increase in SSI’s revenues is due to sales to new customers. SSI’s increase can be attributed to the continued momentum of the Company’s newest product, HEED3 as well as increased demand from international users for SSI’s Spare Air product line. The increase in SSI’s revenue was offset by decreased revenues in BTL, LWA, and BLU3...

For the three months ended June 30, 2025, cost of net revenues was 56.8% as compared with the cost of net revenues of 61.1% for the three months ended June 30, 2024. The cost decrease as a percentage of revenue, can be directly attributed to the cost control of direct labor, which accounted for a larger portion of cost reduction and significantly positively impacted the profit margin. Included in cost of net revenues are royalty expenses paid to Robert Carmichael which decreased 47.1% for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.

Gross profit margin was 56.8% for the three months ended June 30, 2025 as compared to gross profit margin of 61.1% for the three months ended June 30, 2024. The increase in gross margin, is directly attributable to an increase in SSI’s margin offset by a decrease in BTL’s margin.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Net revenues decreased 7.4% for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 as a result of an decrease in in revenues in BLU3 and there was no revenues from our guided tour store as it was sold in the third quarter of 2024. Net revenue for BLU3 and SSI decreased sed 23.5% and 12.94% respectively. SSI’s increase can be attributed to the continued momentum of the Company’s newest product, HEED3 as well as increased demand from international users of SSI’s Spare Air product line. The increase in LWA and BTL’ revenue was offset by decreased revenues in BTL,SSI and no revenue from LBI. Net revenue for BTL, LWA, and LBI decreased 20.4%, 24.0% and 33.8%, respectively, as a result of a loss of sales momentum as well as a soft demand in many areas of BTL, LWA and LBI’s markets.

For the six months ended June 30, 2025, cost of net revenues was 51.80% as compared with the cost of net revenues of 41.7% for the six months ended June 30, 2024. The cost increase as a percentage of revenues, can be directly attributed to the cost of direct labor, which accounted for a smaller portion of costs and significantly impacted the profit margin. Included in cost of net revenues are royalty expenses paid to Robert Carmichael which decreased 1.64% for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Gross profit margin was 48.%% for the six months ended June 30, 2025 as compared to gross profit margin of 49.8% for the six months ended June 30, 2024. The decrease in indeed very small increase in gross margin is directly attributable to increased margins for SSI, LWA and LBI primarily attributable to SSI’s newest product, HEED3, and reduced manufacturing labor positively impacting gross margin.

Operating Expenses

Operating expenses consist of selling, general and administrative (“SG&A”) expenses and research and development costs and are reported on a consolidated basis for our operating segments. Operating expenses increased 3.9% and 13.4%, respectively, for the three and six months ended June 30, 2025 as compared to the same periods in the prior year.

Selling, General & Administrative Expenses (SG&A Expenses)

SG&A increased by 4.3% for the three months ended June 30, 2025 and 13.9% for the six months ended June 30, 2025 when compared to the same periods in the prior year. SG&A expenses were comprised of the following:

Expense Item	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	% Change	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	% Change
Payroll, Selling & Administrative	$322,556	$446,891	-27.8%	$550,938	$920,342	(40.1)%
Stock Compensation Expense	9,000	0	100%	18,000	12,423	44.9%
Professional Fees	161,143	125,050	28.9%	229,613	176,540	30.1%
Advertising	79,891	79,268	.8%	184,982	187,237	(1.2)%
All Other	182,543	171,765	6.3%	318.582	426,250	(25.3)%
Total SG&A	$755,133	$822,974	(8.4)%	$1,302,116	$1,722,792	(24.4)%

Payroll for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 decreased 27.8% and 40.1% respectively. The decrease reflects controlling over time, scheduling of staff and also reduction in personnel.

Non-Cash Stock Compensation expenses increased by 100% and for the three and increased by 44.9% six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 as a result of vesting milestones based upon performance goals not being met for the three months and six months ended June 30, 2025.

Professional fees, including legal, accounting and other professional fees increased 28.9% and 30.1%, respectively, for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024. The increase can be attributed to an increase in legal fees, other professional fees of.

Advertising expense decreased .8% and decreased 1.2.1% for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024, respectively. This decrease is attributable to BLU3’s decrease in advertising online expenses. BLU3 and BTL’s decrease in advertising expense was offset slightly by an increase in advertising expense for SSI.

Other expenses decreased 25.3% for the six months ended June 30, 2025, as compared to the six months ended June 30, 2023 due primarily to an increase in rent expenses. However, for the three months ended June 30, 2025 other expenses increased 6.3% as compared to the three months ended June 30, 2024 primarily attributable to a decrease in credit card expense ,and workers compensation expense.

Research & Development Expenses (R&D Expenses)

R&D expenses for the three and six months ended June 30, 2025 decreased by 73.94% and 66.2%, compared to the three months and six months ended June 30, 2024, respectively, as a result of a slow activity product development.

Other Income/Expense

For the three and six months ended June 30, 2025 and 2024, other income/expense consisted solely of interest expense. For the three months ended June 30, 2025, interest expense decreased 4.34% from the three months ended June 30, 2025 to approximately $28,080 as compared to approximately $19,9523 in the six months ended June 30, 2024. The increase in interest expense can be attributed to the NFS Leasing loan, the Navitas Credit Corp 2022 loan.

Liquidity and Capital Resources

We had cash of $453,548 as of June 30, 2025. The following table summarizes total current assets, total current liabilities, and working capital at June 30, 2025, as compared to December 31, 2024.

	June 30,	December 31,
	2025	2024	% change
	(unaudited)
Total current assets	$3,339,250	$3,030,924	12.2%
Total current liabilities	$3,030,525	$2,860,749	2.16%
Working capital	$308,725	$170,175	162.8%

The increase in our current assets at June 30, 2025 from December 31, 2024 primarily reflected an increase in cash, accounts receivable and inventory. The increase in current liabilities reflects mainly an increase in accounts payable and accrued liabilities.

Summary Cash Flows

	Six Months Ended June 30,
	2025	2024
	(unaudited)
Net cash provided by (used) in operating activities	$35,889	$(51,771)
Net cash used in investing activities	$0	$(12,492)
Net cash provided by financing activities	$0	$286,187

Net cash used in operating activities for the six months ended June 30, 2025 was due to the net income of approximately $67,260.

Net cash used in investing activities for the six months ended June 30, 2025, was $0.00.

Net cash of $14,000 provided by financing activities for the six months ended June 30, 2025, reflects the issuance of shares for a accrued interest on convertible notes.

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

We have a history of losses, and an accumulated deficit of $17,858,950 as of June 30, 2025, which is a significant improvement. We had a working capital surplus of $308,725 at June 30, 2025 and it is a positive indicator of company’s health, but we have had, the continued losses and cash used in operations in the past raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to continue to increase revenues, control expenses, raise capital, and continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. We are continuing to engage in discussions with potential sources for additional capital, however, our ability to raise capital is somewhat limited based upon our revenue levels, net losses and limited market for our common stock. If we fail to raise additional funds when needed, or if we do not have sufficient cash flows from operations, we may be required to scale back or cease certain of our operations.

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

Date: August 14, 2025	BROWNIE’S MARINE GROUP, INC.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Chief Financial Officer
(Principal Financial and Accounting Officer)

