Form 10-Q/A
period 2025-06-30
Brownie's Marine Group, Inc
filed 2025-08-18
CIK 1166708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of August 18, 2025, there were 449,703,989 shares of common stock $0.001 per shares outstanding.

EXPLANATORY NOTE

Brownie’s Marine Group, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, as originally filed with the Securities and Exchange Commission (“SEC”) on Form 10-Q on August 14, 2025 (the “Original Filing”), solely to correct the following inadvertent errors:

1) calculation errors of certain percentages and typographical errors described a change as a “decrease” when it should have been described as an “increase” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I of the Original Filing.

2) statements in “Item 2. Unregistered Sales of Equity Securities” of Part II of the Original Filing, and

3) a typographical error in “Item 5. Other Information” of Part II of the Original Filing.

These corrections do not impact on the Company’s previously reported consolidated financial statements, including its financial position, results of operations, or cash flows, as presented in the Original Filing.

In addition, pursuant to the rules of the SEC, “Item 6. Exhibits” of Part II of the Original Filing has been amended to provide currently dated certifications from the Company’s Principal Executive Officer and Principal Financial and Accounting Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The information regarding the issued and outstanding shares of common stock of the Company was also updated to reflect the number of shares of common stock as of the most recent practicable date.

Except as expressly set forth in this Amendment No. 1, this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing and does not amend, update, or modify any other information contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

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
JUNE 30, 2025

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

Results of Operations

Net Revenues, Costs of Net Revenues and Gross Profit

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Net revenues increased 10.9% for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 as a result of an increase in SSI and LWA revenue . . The increase in SSI’s revenues is due to sales to new customers. SSI’s increase can be attributed to the continued momentum of the Company’s newest product, HEED3 as well as increased demand from international users for SSI’s Spare Air product line. The increase in LWA and SSI’s revenue was offset by decreased revenues in BTL and BLU3 revenues...

For the three months ended June 30, 2025, cost of net revenues was 64.9%as compared with the cost of net revenues of 61.1% for the three months ended June 30, 2024. The cost decrease as a percentage of revenue, can be directly attributed to the cost control of direct labor, which accounted for a larger portion of cost reduction and significantly positively impacted the profit margin. Included in cost of net revenues are royalty expenses paid to Robert Carmichael which decreased ..6% for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.

Gross profit margin was 35.1% for the three months ended June 30, 2025 compared to gross profit margin of 38.9%% for the three months ended June 30, 2024. The decrease in gross margin, is directly attributable to decrease in BTL margin, which offset increase in SSI’s margin.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Net revenues increased 1.9% for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 as a result of an increase in revenues of SSI and LWA., BTL and BLU3 and there was no revenues from our guided tour store becasue it was sold in the third quarter of 2024. Net revenue for SSI, LWA and BTL and BLU3 increased 15.06%, 21.24%, 1.12% and 66.2% 6 respectively. SSI’s increase can be attributed to the continued momentum of the Company’s newest product, HEED3 as well as increased demand from international users of SSI’s Spare Air product line. The increase in BLU3 revenue was due to introduction of SeaNXT, an underwater scooter. The increase in revenue was offset no revenue from LBI. Net revenue for BTL, and LBI decreased15.4%, 24.0% respectively. Net revenue for LWA increased 168.5% due to new hire in sales force. Net revenue for SSI increased by 161% due to increased momentum of its newest product, HEED. Net revenue for BLU3 increased by 126.8% as a result of its new product SeaNXT.

For the six months ended June 30, 2025, cost of net revenues was 65.7% as compared with the cost of net revenues of 62.0% for the six months ended June 30, 2024. The cost of revenue increase, can be directly attributed to the cost of direct labor, which accounted for a smaller portion of costs and significantly impacted the profit margin. Included in cost of net revenues are royalty expenses paid to Robert Carmichael which decreased 24.4% for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.

Gross profit margin was 34.3% for the six months ended June 30, 2025 as compared to gross profit margin of 38.0% for the six months ended June 30, 2024. The decrease is due to the increase cost of revenues.

Operating Expenses

Operating expenses consist of selling, general and administrative (“SG&A”) expenses and research and development costs and are reported on a consolidated basis for our operating segments. Operating expenses decreased 3.8% and 3.7% respectively, for the three and six months ended June 30, 2025 as compared to the same periods in the prior year.

Selling, General & Administrative Expenses (SG&A Expenses)

SG&A decreased 8.4% for the three months ended June 30, 2025 and 24.4% for the six months ended June 30, 2025 compared to the same periods in the prior year. SG&A expenses were comprised of the following:

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

Professional fees, including legal, accounting and other professional fees increased 28.9% and 30.1%, respectively, for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024. The increase can be attributed to an increase in legal fees, and other professional fees.

Advertising expense decreased .8% and 1.2.1% respectively for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, respectively. This decrease is attributable to BLU3’s decrease in online advertising expenses. BLU3 and BTL’s decrease in advertising expense was offset slightly by an increase in advertising expense for SSI.

Other expenses decreased 25.3% for the six months ended June 30, 2025, compared to the six months ended June 30, 2023 due primarily to an increase in rent expenses. However, for the three months ended June 30, 2025 other expenses increased 6.3% as compared to the three months ended June 30, 2024 primarily attributable to a decrease in credit card expense ,and workers compensation expense.

Research & Development Expenses (R&D Expenses)

R&D expenses for the three and six months ended June 30, 2025 decreased by 73.94% and 66.2% respectively, compared to the three months and six months ended June 30, 2024, respectively, as a result of a slow activity product development.

Other Income/Expense

For the three and six months ended June 30, 2025 and 2024, other income/expense consisted solely of interest expense. For the three months ended June 30, 2025, interest expense decreased 4.34% from the three months ended June 30, 2025 to approximately $28,080 compared to approximately $19,952 in the six months ended June 30, 2024. The increase in interest expense can be attributed to the NFS Leasing loan and the Navitas Credit Corp 2022 loan.

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

Date: August 18, 2025	BROWNIE’S MARINE GROUP, INC.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Chief Financial Officer
(Principal Financial and Accounting Officer)

