Form 10-Q
period 2025-09-30
Brownie's Marine Group, Inc
filed 2025-11-14
CIK 1166708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November  14, 2025, there were 453,494,622 shares of common stock outstanding.

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

You should read thoroughly this Quarterly Report with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 6, 2025, which risk factors could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by applicable law.

PART I

ITEM 1. FINANCIAL STATEMENTS

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current Assets
Cash	$479,543	$417,678
Accounts receivable – net of allowances of $21,879 in 2025 and $23,665 in 2024	189,951	180,496
Accounts receivable - related parties	50,380	41,686
Inventory, net	2,250,717	2,062,279
Prepaid expenses and other current assets	335,924	328,785
Total current assets	3,306,515	3,030,924

Property, equipment and leasehold improvements, net	248,449	303,498
Operating lease right-of-use assets	1,313,904	1,629,192
Intangible assets, net	459,216	501,489
Goodwill	249,986	249,986
Other assets	51,826	51,826

Total assets	$5,629,896	$5,766,915

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$697,013	$675,950
Accounts payable - related parties	25,917	18,447
Customer deposits and unearned revenue	282,863	410,636
Other liabilities	372,557	386,402
Operating lease liabilities	466,925	394,672
Related party convertible demand note, net	29,717	38,772
Convertible notes	362,073	360,561
Current maturities long term debt	1,223	70,308
Related party notes payable	505,000	505,000
Total current liabilities	2,743,288	2,860,748

Loans payable, net of current portion	57,948	46,763
Operating lease liabilities	924,627	1,279,444
Total liabilities	3,725,863	4,186,955

Commitments and contingent liabilities (see note 8)

Stockholders’ equity
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding as of September 30, 2025 and December 31, 2024.	425	425
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; 453,494,622 shares issued and outstanding at September 30, 2025 and 449,430,935 shares issued and outstanding at December 31, 2024, respectively.	45,350	44,951
Common stock payable 138,941 shares and 138,941 shares, respectively as of September 30, 2025 and December 31, 2024.	14	14
Additional paid-in capital	19,506,880	19,461,898
Accumulated deficit	(17,648,635)	(17,927,329)
Total stockholders’ equity	$1,904,034	$1,579,960

Total liabilities and stockholders’ equity	$5,629,897	$5,766,915

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024
Revenues
Revenues	$1,832,108	$2,441,304	$5,607,584	$6,147,102
Revenues - related parties	239,056	27,601	511,673	318,951

Total Revenues	2,071,164	2,468,905	6,119,257	6,466,053

Cost of revenues
Cost of revenues	955,836	1,332,610	3,438,320	3,556,055
Cost of revenues - related parties	112,635	11,579	225,121	140,671
Royalties expense - related parties	18,244	24,021	34,161	45,073
Royalties expense	22,622	(2,657)	70,939	102,746
Total cost of revenues	1,109,337	1,365,553	3,768,541	3,844,545

Gross profit	961,827	1,103,352	2,350,716	2,621,508
Operating expenses
Selling, general and administrative	828,591	913,370	2,130,707	2,636,161
Research and development costs	298	40	2,946	10,197

Total operating expenses	828,889	913,410	2,133,653	2,646,358

Income (loss) from operations	132,938	189,943	217,063	(24,850)

Other (income) expense, net	114,315		114,315

Interest expense	(55,587)	(16,000)	(53,804)	(57,088)

Income (Loss) before provision for income taxes	191,666	173,943	277,574	(81,938)

Provision for income taxes	-	-	-	-

Net Income (Loss)	$191,666	$173,943	$277,574	$(81,938)

Basic income (loss) per common share	$0.00	$(0.00)	$(0.00)	$(0.00)
Basic weighted average common shares outstanding	450,656,081	438,138,458	450,932,137	438,341,018
Diluted income (loss) per common share	$0.00	$(0.00)	$(0.00)	$(0.00)
Diluted weighted average common shares outstanding	450,656,081	438,138,458	450,932,137	438,341,018

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBERNE 30, 2025 AND 2024

(unaudited)

	Preferred Stock		Common Stock		Common Stock Payable		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

December 31, 2023	425,000	$425	437,742,050	$43,775	138,941	$14	$19,236,068	$(17,685,610)	$1,594,672
Shares issued for the purchase of units	-	-			-	-		-
Shares issued for accrued interest on convertible notes	-	-	1,581,138	158	-	-	40,349	-	40,507
Stock option expense	-	-	-	-	-	-	12,423	-	12,423
Net Loss	-	-	-	-	-	-	-	(81,938)	(81,938)
Balance September 30, 2024 (unaudited)	425,000	$425	439,323,188	$43,933	138,941	$14	$19,288,840	$(17,767,548)	$1,565,664

	Preferred Stock		Common Stock		Common Stock Payable		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
December 31, 2024	425,000	$425	449,430,935	$44,944	138,941	$14	$19,460,786	$(17,926,209)	$1,579,960

Shares issued for accrued interest on convertible notes	-	-	409,581	41	-	-	20,959	-	21,000
Stock Option Expense	-	-	-	-	-	-		-
Shares issued for salary reduction			3,654,006	365			25,135		25,500
Net Income(loss)	-	-	-	-	-	-	-	277,574	277,574
September 30, 2025 (unaudited)	425,000	$425	453,494,522	$45,350	138,941	$14	$19,506,880	$(17,648,635)	$1,904,034

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINEMONTHS ENDED SEPTEMBER 30,

(unaudited)

	2025	2024
Cash flows from operating activities:
Net loss	$277,574		$(81,938)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	97,321		120,878
Amortization of debt discount	(7,543)		7,941
Amortization of right-of-use asset	315,288		187,881
Allowance for Nomad recall	-		-
Stock Based Compensation - Options			12,423
Shares issued for accrued interest on convertible notes	46,500		40,508
Changes in operating assets and liabilities
Change in accounts receivable, net	(9,455)		(335,689)
Change in accounts receivable - related parties	(8,694)		(35,502)
Change in inventory	(188,438)		31,719
Change in prepaid expenses and other current assets	(7,139)		(363,775)
Change in other assets	0		(4,899)
Change in accounts payable and accrued liabilities	(36,837)		77,587
Change in customer deposits and unearned revenue	(127,773)		439,335
Change in long term lease liability	(282,564)		(186,290)
Change in other liabilities	(13,845)		22,839
Change in accounts payable - related parties	7,469		10,415
Net cash used in operating activities	61,865		(56,567)

Cash flows from investing activities:
Purchase of fixed assets	0		(14,251)
Net cash used in investing activities	0		(14,251)
Cash flows from financing activities:
Proceeds from issuance of units	-		-
Proceeds of related party demand note			280,000
Proceeds of long term debt Repayment on notes payable			32,274
Repayment of debt			(26,087)
Net cash provided by in financing activities			286,187

Net decrease in cash	61,865		215,369

Cash, beginning balance	417,678		431,112
Cash, end of period	$479,543		646,481

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$13,297		13,010
Cash Paid for Income Taxes	$-		-

Supplemental disclosure of non-cash financing activities:
Common Stock issued for payment of convertible note interest	21,000		40,508
Equipment obtained through financing	$-	$

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The balance sheet as of December 31, 2024 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for a broader discussion of the Company’s business and the risks inherent in such business. The results of operations for the nine months ended September 30, 2025, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending December 31, 2025.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per EIN. At September 30, 2025 and December 31, 2024, the Company had approximately $240,000and $25,000 in excess of the FDIC insured limit.

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

In accordance with ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), management believes that the although, the Company had historical loss information, the company is showing improvements and has shown credit gains at September 30, 2025. Although the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed significantly over time). Accordingly, the allowance for expected credit losses at September 30, 2025 and December 31, 2024 totaled $21,879 and $62,064, respectively.

Inventory

Inventory consists of the following:

	September 30, 2025	December 31, 2024
	(unaudited)
Raw materials	$1,394,350	$1,199,389
Work in process	64,235	40,978
Finished goods	968,552	1,020,342
Rental Equipment	0
Allowance excess and obsolete inventory	(176,420)	(198,430)
Inventory, net	$2,250,717	$2,062,279

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

A breakdown of the total revenue between related party and non-related party revenue is as follows:

	Nine months ended September 30
	2025	2024
	(unaudited)	(unaudited)
Revenues	$5,607,584	$6,147,102
Revenues - related parties	511,673	318,951
Total Revenues	$6,119,257	$6,466,053

Cost of Sales

Cost of sales consists of the cost of the components of finished goods, the costs of raw materials utilized in the manufacture of products, in-bound and out- bound freight charges, direct manufacturing labor as well as certain internal transfer costs, warehouse expenses incurred prior to the manufacture of the Company’s finished products, inventory allowance for excess and obsolete inventory, and royalties paid on licensing agreements. Components account for the largest portion of the cost of sales. Components include plastic molded parts, gas powered engines, aluminium pressure bottles, electronic parts, batteries and packaging materials.

The breakdown of cost of sales to include cost of sales for related party and non-related party as well as the related party and non-related party royalty expense is as follows:

	Nine months ended September 30
	2025	2024
	(unaudited)	(unaudited)
Cost of revenues	$3,438,320	$3,556,055
Cost of revenues - related parties	225,121	140,671

Royalties expense - related parties	34,161	45,073
Royalties expense	70,939	102,746
Total cost of revenues	$3,768,541	$3,844,545

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

The Company categorizes leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow the Company to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment. All other leases are categorized as operating leases. The Company did not have any finance leases as of September 30, 2025. The Company’s leases generally have terms that range from three years for equipment and five to twenty years for property. The Company elected the accounting policy to include both the lease and non-lease components of its agreements as a single component and account for them as a lease.

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

For the nine months ended September 30, 2025, and September 30, 2024, cash paid for operating lease liabilities was $363,415 and $186,290, respectively.

Supplemental balance sheet information related to leases was as follows:

Operating Leases	September 30, 2025
(unaudited)
Right-of-use assets	$1,313,904
Current lease liabilities	$466,925
Non-current lease liabilities	924,627
Total lease liabilities	$1,391,552

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

Derivatives

The accounting treatment of derivative financial instruments requires that the Company record certain warrants and embedded conversion options at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of entering into certain note agreements, for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy, by earliest issuance date, in accordance with ASC 815-40-35-12 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors, as long as the certain variable issuance terms in certain convertible instruments exist. As of September 30, 2025, and December 31, 2024, the Company did not have any derivative liabilities.

Loss per share of common stock

Basic loss per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted- average number of outstanding common shares during the applicable period. Diluted loss per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. For the three months ended September 30, 2025, 0 shares were included in diluted weighted average common shares outstanding and for the three months ended September 30, 2024, 501,294,842 shares of potentially dilutive shares were not recognized as their inclusion would be anti-dilutive. For the nine months ended September 30, 2025, and September 30, 2024, 0 shares 501,294,842 shares, respectively, of potentially dilutive shares were not recognized as their inclusion would be anti-dilutive. These shares reflect shares potentially issuable under convertible notes, outstanding warrants, outstanding stock options and the conversion of preferred stock.

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

Note 3. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date these consolidated financial statements were issued. For the nine months ended September 30, 2025, the Company had a net income of $277,574. At September 30, 2025, the Company had an accumulated deficit of $17,648,635. The Company had a working capital surplus of approximately $563,227 at September 30, 2025. The historical losses and cash used in operations raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, control expenses, raise capital and sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. The consolidated financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

Note 4. Related Party Transactions

The Company sells products to Brownie’s Southport Divers, Brownie’s Yacht Toys and Brownie’s Palm Beach Divers, companies owned by the brother of Robert Carmichael, the Company’s Chief Executive Officer and Chief Financial Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers with similar sales volumes. These entities accounted for 8.4% and 5.4% of the net revenues for the nine months ended September 30, 2025 and September 30, 2024, respectively. Accounts receivable from these entities totaled $50,380 and $41,686, at September 30, 2025 and December 31, 2024, respectively.

The Company sells products to Brownies Global Logistics (“BGL”) and 940 Associates (“940 A”), entities wholly-owned by Robert Carmichael. Terms of sale are more favorable than those extended to the Company’s regular customers, but no more favorable than those extended to the Company’s strategic partners. Accounts receivable from these entities totaled $2,555 and $7,397 at September 30, 2025 and December 31, 2024, respectively.

The Company had accounts payable to related parties of $25,917 and $18,448 at September 30, 2025 and December 31, 2024, respectively. The balance payable at September 30, 2025 was comprised of $9,992 due to 940 A, $5,500.26 due to Robert Carmichael and $10,000 due to Blake Carmichael. At December 31, 2024, the balance payable was comprised of $43,096 due to 940 A, $3,897 due to Robert Carmichael and $10,000 due to Blake Carmichael.

The Company has exclusive license agreements with 940 A to license the trademark “Brownie’s Third Lung”, “Tankfill”, “Brownie’s Public Safety” and various other related trademarks as listed in the agreements. The agreements provide that the Company pay 2.5% of gross revenues per quarter as a royalty to 940A. Total royalty fees paid to 940A for the three months ended September 30, 2025 and September 30, 2024 was $18,244 and $19,200, respectively. The accrued royalty for September 30, 2025 and December 31, 2024 was $2,705 and $6,977 which is included in other liabilities.

On September 30, 2022, the Company issued a convertible demand 8% promissory note in the principal amount of $66,793 to Robert Carmichael for funds to meet the working capital needs of LBI. There is no amortization schedule for the note, and interest is payable in shares of common stock of the Company at a conversion price equal to the 90 day value weighted average price (“VWAP”) of the Company’s stock prior to the quarterly interest payment date. The note holder may demand payment or convert the outstanding principal at a conversion rate of $0.021 per share at any time. The conversion rate was calculated at a 35% discount to the 90 day VWAP of the Company’s stock as of the date of the note. The Company recorded $19,250 for the beneficial conversion feature. As this conversion rate is a fixed rate, the embedded conversion feature is not a derivative liability. There were payments totaling $34,329 made with products in kind during the period ended September 30, 2025. The outstanding balance on this note was $29,717 as of September 30, 2025.

On January 18, 2023 and February 18, 2023, the Company issued to Charles Hyatt, a Company director, an aggregate of 11,428,570 units, with each unit consisting of one share of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $0.0175 per share in consideration of $200,000.

On September 14, 2023, the Company issued a convertible demand promissory note in the principal amount of $50,000 to Robert Carmichael for funds to meet the working capital needs of BLU3. There is no amortization schedule for the note as the note is interest free. The Company recorded $-0- for the beneficial conversion feature. As this conversion rate is a fixed rate, the embedded conversion feature is not a derivative liability. The outstanding balance on this note was $50,000 as of June 30, 2025.

On November 14, 2023, the Company borrowed funds through the issuance of a promissory note in the principal amount of $150,000 to Charles Hyatt, a Company director, for working capital requirements and payment of certain expenses in connection with the Company’s business combinations. The balance of $150,000 was outstanding as of December 31, 2024, and the maturity date was extended from May 7, 2024 to November 5, 2025, pursuant to an amendment dated November 13, 2024.

The note bears interest at a rate of 9.9% per annum, and has a default interest of 18% per annum. Interest payments are due and payable on a monthly basis. The Company may prepay the Note in whole or in part, at any time without premium or penalty.

On February 5, 2024, the Company borrowed funds through the issuance of a promissory note (the Note) in the principal amount of $280,000 to Charles Hyatt, a Company director, for working capital requirements and payment of certain expenses in connection with the Company’s business combinations. The balance of $280,000 was outstanding as of December 31, 2024, and the maturity date was extended from August 6, 2024 to November 5, 2025, pursuant to an amendment dated November 13, 2024.

The note bears interest at a rate of 9.9% per annum, and has a default interest of 18% per annum. Interest payments are due and payable on a monthly basis. The Company may prepay the Note in whole or in part, at any time without premium or penalty.

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

On December 9, 2024, the Company issued 8,241,759 shares of common stock to Blake Carmichael, the chief executive office of BLU3, as compensation for a reduction in salary. The fair value of these shares was $60,000

Note 5. Convertible Promissory Notes and Loans Payable

Convertible Promissory Notes

Convertible promissory notes consisted of the following at September 30, 2025:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Original Discount Balance	Period End Principal Balance	Period End Discount Balance	Payments		Period End Balance Nete
9/03/21	9/03/24	8%	346,500	(12,355)	$346,500	$854	$		347,354	(1)
9/03/21	9/03/24	8%	3,500	(125)	3,500	14			3,514	(2)
9/30/22	Demand	8%	66,793	(19,250)	66,793	(19,250)		(17,826)	29,717	(3)
9/14/23	Demand	8%			50,000				50,000	(4)
					$466,793	$(18,382)		$(17,826)	$430,585

A breakdown of current and long-term amounts due are as follows for the convertible promissory notes as of September 30, 2025:

	Summit Holdings V, LLC Note	Tierra Vista Partners, LLC Note	Robert Carmichael Note	Robert Carmichael BLU3 Note	Total

2025	346,500	3,500	66,793	50,000	466,793
Discount and payments	854	14	(37,076)		(36,208)
Total Loan Payments	$347,354	$3,514	$29,717	50,000	$430,585
Current Portion of Loan Payable	$(347,354)	$(3,514)	$(29,717)	(50,000)	$(430,585)
Non-Current Portion of Loan Payable	$-	$-	$-	-	$-

(1)

On September 3, 2021, the Company issued a three-year 8% convertible promissory note in the principal amount of $346,500 to Summit Holding V, LLC as part of the acquisition of SSI. The Company is required to make quarterly payments under the note in an amount equal to 50% of the adjusted net profit of SSI. Interest is payable quarterly in shares of common stock of the Company at a conversion price of $0.051272 per share. The note holder may convert outstanding principal and interest into shares of common stock at a conversion price of $0.051272 per share at any time during the term of the note. The Company recorded $12,355 for the beneficial conversion feature. This note is classified as a current liability for the three months ended September 30, 2025

The maturity due date of the note had been extended by the lender from September 3, 2024. The Company is working with the lender to restructure the note.

Payment Amortization

2025	346,500
Total Note Payments	$346,500
Current portion of note payable	(346,500)
Non-Current Portion of Notes Payable	$-

(2)	On September 3, 2021, the Company issued a three-year 8% promissory note in the principal amount of $3,500 to Tierra Vista Partners, LLC as part of the acquisition of SSI. The Company is required to make quarterly payments under the note in an amount equal to 50% of the adjusted net profit of SSI. Interest is payable quarterly in common stock of the Company at a conversion price of $0.051272 per share. The note holder may convert outstanding principal and interest into shares of common stock at a conversion price of $0.051272 at any time during the term of the note. The Company recorded $125 for the beneficial conversion feature. This note is classified as a current liability for the three months ended September 30, 2025

The maturity due date of the note had been extended by the lender from September 3, 2024. The Company is working with the lender to restructure the note.

Payment Amortization

2025	3,500
Total Note Payments	$3,500
Current portion of note payable	(3,500)
Non-Current Portion of Notes Payable	$-

(3)	On September 30, 2022, the Company issued a convertible demand 8% promissory note in the principal amount of $66,793 to Robert Carmichael for funds to meet the working capital needs of LBI. There is no amortization schedule for the note and interest is payable in shares of common stock of the Company at a conversion price equal to the 90 day volume weighted average (VWAP) of the Company’s common stock prior to the quarterly interest payment date. This note is classified as a current liability as the note holder may demand payment or convert the outstanding principal at a conversion price of $0.021 per share at any time. The Company recorded $19,250 for the beneficial conversion feature.

15

(4)

On September 14, 2023, the Company issued a convertible demand 8% promissory note in the principal amount of $50,000 to Robert Carmichael for working capital needs of BLU3. There is no amortization schedule for the note, and interest is payable in shares of common stock of the Company at a conversion price equal to the 90 day (VWAP) of the Company’s common stock prior to the quarterly interest payment date. The note holder may demand payment or convert the outstanding principal at a conversion rate of $0.01351 per share at any time. The conversion rate was calculated at a 35% discount to the 90 day VWAP of the Company’s stock as of the date of the note. The Company recorded $-0- for the beneficial conversion feature. As this conversion rate is a fixed rate, the embedded conversion feature is not a derivative liability. The outstanding balance on this note was $50,000 as of December 31, 2024 and December 31, 2023. Mr. Carmichael has waived interest payments on this note effective September 14, 2023.

Demand Notes

On November 14, 2023, the Company issued a promissory note in the principal amount of $150,000 to Charles Hyatt, a director, for working capital requirements and payment of certain expenses in connection with the Company’s business combinations. The Note bears interest at a rate of 9.9% per annum, and has a default interest of 18% per annum. Interest payments are due and payable on a monthly basis. The Company may prepay the Note in whole or in part, at any time without premium or penalty. The balance of $280,000 was outstanding as of December 31, 2024, and the maturity date was extended from May 7, 2024 to November 5, 2025, pursuant to an amendment dated November 13, 2024.

On February 5, 2024, the Company borrowed funds through the issuance of a promissory note in the principal amount of $280,000 to Charles Hyatt, a Company director, for working capital requirements and payment of certain expenses in connection with the Company’s business combinations.. The note bears interest at a rate of 9.9% per annum, and has a default interest rate of 18% per annum. Interest payments are due and payable on a monthly basis. The Company may prepay the note in whole or in part, at any time without premium or penalty. The balance of $280,000 was outstanding as of December, and the maturity date was extended from August 6, 2024 to November 5, 2025, pursuant to an amendment dated November 13, 2024.

Loans Payable

	Mercedes BMG (1)	Navitas BLU3 (2)	NFS SSI (3)	Navitas 2022 BLU3 (4)	Navitas 2024 BLU3 (5)	Navitas 2024 BTL (6)	Total

2025 (9 months)	$0	9,444	0	6,140	1,463	1,019	18,065.51
2026	-		-		6,304	4,411	10,714.96
2027	-		-		7,091	5,002	12,093.25
2028					7,977	5,672	13,649.11
Thereafter	-	-	-		708	4,747	5,455.33
Total Loan Payments	$0	$9,444	$0	$6,140	$23,544	20,851	$59,978
Current Portion of Loan Payable	$0)	$(9,444)	$0)	$(6,140)	$(6,121)	(4,274)	$(25,979)
Non-Current Portion of Loan Payable	$0	$0	$-	$0	$17,423	16,576	$33,999

(1)	On August 21, 2020, the Company executed an installment sales contract with Mercedes Benz Coconut Creek for the purchase of a 2019 Mercedes Benz Sprinter delivery van. The installment agreement is for $55,841 with a zero interest rate payable over 60 months with a monthly payment of $931 and is personally guaranteed by Mr. Carmichael. The loan balance as of September 30, 2025 was $0. and $8,376 as of December 31, 2024.

(2)	On May 19, 2021, BLU3 executed an equipment finance agreement with Navitas Credit Corp. (“Navitas”) to finance the purchase of certain plastic molding equipment. The amount financed is $75,764 payable over 60 equal monthly installments of $1,611. The equipment finance agreement contains customary events of default. The loan balance as of September 30, 2025 was $9,444 and $22,915 as of December 31, 2024.

(3)	On June 29, 2022, SSI executed an equipment financing agreement with NFS Leasing (“NFS Leasing”) to secure replacement production molds. The total purchase price of the molds was $84,500 of which $63,375 was financed by NFS Leasing on August 15, 2022. The financing agreement has a 33 month term beginning in August 2022 with a monthly payment of $2,571. The financing agreement contains customary events of default, is guaranteed by the Company and NFS Leasing has a lien on all of the assets of SSI. The loan balance as of September 30, 2025 and December 31, 2023 was $0 and $14,692, respectively.

(4)	On December 12, 2022, BLU3 executed an equipment finance agreement to finance the purchase of certain plastic molding equipment through Navitas. The amount financed is $63,689 payable over 36 equal monthly installments of $2,083. The equipment finance agreement contains customary events of default. The loan balance as of September 30, 2025 was $6,140 and $25,465 as of December 31, 2024.

(5)	On February 12, 2024, BLU3 executed an inventory finance agreement to finance the purchase of certain equipment stock through Navitas. The amount financed is $32,274 payable over 60 equal monthly installments of $715. The inventory finance agreement contains customary events of default. The loan balance as of September 30, 2025 was $20,851 and $28,123 as of December 31, 2024.

Note 6. Goodwill and Intangible Assets, Net

The following table sets for the changes in the carrying amount of the Company’s Goodwill for the nine months ended September 30, 2025.

2025
Balance, January 1	$249,986
Addition:	-
Balance, September 30	$249,986

The Company performed an evaluation of the value of goodwill at December 31, 2024. Based upon this evaluation it was determined that there should be no adjustment to goodwill. There has been nothing noted during the nine months ended September 30, 2025 that would indicate that the value of goodwill should change through that date.

The following table sets for the components of the Company’s intangible assets at September 30, 2025:

	Amortization Period (Years)	Cost	Accumulated Amortization	Net Book Value

Intangible Assets Subject to amortization
Trademarks	15	$121,000	$(30,818)	$90,182
Customer Relationships	10	600,000	(235,000)	365,000
Non-Compete Agreements	5	22,000	(17,966)	4,034
Total		$743,000	$(283,784)	$459,216

The aggregate amortization remaining on the intangible assets as of September 30, 2025 is a follows:

Intangible Assets Amortization
2025 ( 3 months remaining)	30,193
2026	71,366
2027	68,067
2028	68,067
Thereafter	221,523
Total	$459,216

Amortization expense for amortizable intangible assets for each of the nine months ended September 30, 2025 and 2024 was $54,350.

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

On August 31,2025, the Company issued an aggregate of 3,302,148 shares of common stock to Blake Carmichael as compensation for cash reduction in his salary. The fair value of these shares was $22,667.

On September 30,2025, the Company issued an aggregate of 351,958 shares of common stock to Blake Carmichael as compensation for cash reduction in his salary. The fair value of these shares was $2,833.

On September 30,2025, the Company issued an aggregate of 136,527 shares of common stock to the holders of convertible notes for payment of interest for the three months ending September 30, 2025,. The fair value of these shares was $7,000

Preferred Stock

During the second quarter of 2010, the holders of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of blank check preferred stock. The blank check preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by the Board of Directors of the Company from time to time in accordance with the provisions of the Florida Business Corporation Act. In April 2011, the Board of Directors designated 425,000 shares as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into a share of the Company’s common stock at any time at the option of the holder at a conversion price of $18.23 per share. Holders of shares of Series A Convertible Preferred Stock are entitled to 250 votes for each share held. The Company’s common stock and Series A Convertible Preferred Stock vote together on any matters submitted to our shareholders. As of September 30, 2025, and December 31, 2024, 425,000 shares of Series A Convertible Preferred Stock are issued and outstanding and are owned by Robert Carmichael.

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

Equity Compensation Plan Information as of September 30, 2025:

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

Options

The Company has issued options to purchase approximately 67,314,637 shares of its common stock at an weighted average exercise price of $0.0298 with a fair value of approximately $37,000. For the nine months ended September 30, 2025, and the year ended December 31, 2024, the Company issued no options to purchase shares.

For the nine months ended September 30, 2025 and 2024, the Company recognized an expense of $0. and $12,423, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a Black-Scholes option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of September 30, 2025, the Company had $32,500 of unrecognized pre-tax non-cash compensation expense related to performance based options to purchase shares, which the Company expects to recognize, based on a weighted-average period of .88 years. The Company uses straight-line amortization of compensation expense over the requisite service period for time-based options. For performance-based options the Company evaluates the likelihood of a vesting qualification being met, and will establish the expense based on that evaluation. The maximum contractual term of the Company’s stock options is 5 years. The Company recognizes forfeitures and expirations as they occur. Options to purchase 37,801,503 shares of common stock have vested as of September 30, 2025.

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

A summary of the status of the Company’s outstanding stock options as of September 30, 2025 and December 31, 2024 and changes during the periods ending on such dates is as follows:

	Number of	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Options	Price	Life in Years	Value
Outstanding at December 31, 2024	238,439,167	$0.0362	1.43
Granted	-	-
Forfeited	(170,999,530)	0.0379
Exercised	-	-
Cancelled		-
Outstanding – December 31, 2024	67,439,637	$0.0360	1.43
Exercisable – December 31, 2024	41,057,753	$0.0211	1.33	$-

Granted	-	-
Forfeited	(1,475,000)	0.0379
Exercised	-	-
Expired	(35,295,237)
Cancelled	-	-
Outstanding – September 30, 2025	30,669,400	$0.043268	1.07
Exercisable – September 30, 2025	7,059,400	$0.0531	1.106	$-

The following table summarizes information about employee stock options outstanding at September 30, 2025.

Range of Exercise Price	Number outstanding at June 30, 2025	Weighted average remaining Life	Weighted average exercise price	Number exercisable at June 30, 2025	Weighted average exercise price	Weighted average remaining life
$ 0.0180 - $0.0225 ( Expired)	0	0.00	$0.0180	0.00	$0.0180	0.00
$ 0.0229 - $0.0325	50,000	1.12	$0.0302	50,000	$0.0302	1.12
$ 0.0360 - $0.0425	22,659,400	1.05	$0.0398	4,659,400	$0.0395	.92
$ 0.0440 - $0.0531	7,960,000	1.17	$0.0531	2,350,000	$0.0530	.94
Outstanding options	30,669,400	1.07	0.0432	7,059,400	0.0439	0.93

At September 30, 2025, there was $7,059,400 of unrecognized stock option expense which may be recognized only if the full vesting requirements for these options are met.

At September 30, 2025, there was $79,650 of total unrecognized stock option expense, which is expected to be recognized on a straight-line basis over a weighted-average period of 1.18 years.

Warrants

On January 18, 2023 and February 18, 2023, the Company issued to Charles Hyatt, an aggregate of 11,428,570 units, with each unit consisting of one share of common stock and a two-year common stock purchase warrant to purchase one share of common stock at an exercise price of $0.0175 per share in consideration of $200,000.

A summary of the Company’s warrants as of December 31, 2024 and changes during the nine months ended September 30, 2025 is presented below:

	Number of	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Warrants	Price	Life in Years	Value
Outstanding – December 31, 2024	25,684,521	$0.0247	0.93	$24,000
Granted	-
Exercised
Forfeited or Expired	25,684,521
Outstanding – September 30, 2025		$
Exercisable – September 30, 2025		$		$-

Note 8. Commitments and contingencies

Royalty Agreement

On June 30, 2020, the Company entered into On June 30, 2020, the Company entered into Amendment No. 2 to its Patent License Agreement with Setaysha Technical Solutions, LLC (“STS”). The amendment set certain limits and expectations of the assistance from STS related to designing and commercializing certain diving products and revised the royalty payments due to STS as consideration for uncompensated services. The Company is obligated to pay STS a minimum yearly royalty of $60,000, or$15,000 per fiscal quarter, beginning in December 2019 and increasing by 2.15% per year. The minimum royalty was temporarily increased to $60,000 for fiscal years 2022, 2023 and 2024, with a fourth quarter true up against earned royalties. In addition, if the Company terminates the Agreement with STS prior to December 31, 2023, the Company is obligated to pay STS $180,000, less cumulative royalties paid in excess of $200,174 for the years 2019 through 2024. In accordance with the amendment, the Company will pay additional minimum royalties of $60,000 per year or $15,000 per quarter for the years 2022 through 2024. On January 24, 2024, the Company entered into Addendum No. 3 to the STS Agreement. Addendum No. 3 delays the additional minimum yearly royalty of $60,000, or $15,000 per fiscal quarter from 2024 to 2025. Therefore, no additional minimum royalty was required during 2024,but will be required beginning the fiscal first quarter of 2025. 2025 will be the final year of the additional minimum royalty under the STS agreement. On November 1, 2022 the Company issued 1,155,881 shares of common stock with a fair value of $30,000 to the designess of STS in accordance with the Patent License Agreement. Royalty recorded under the Amended agreement was $125,159.32 and $138,643 for the years ended December 31, 2024 and 2023, respectively. As included in other liabilities, accrued royalties under this agreement were $35,020 and $41,151 at December 31, 2025 and 2024.

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

In addition, Mrs. Buban is entitled to receive a five-year stock option to purchase up to 7,110,000 shares of common stock of the Company at an exercise price of $0.0531 per share, which vests upon the attainment of certain defined annual financial metrics, as set forth in the Buban Employment Agreement. A measurement was made for the three months ended September 30, 2025 and no expense was recorded based upon the vesting criteria not being met.

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

Legal

There are no outstanding legal issues as of November 4, 2025.

Note 9. Subsequent Events

On October 28, 2025, the Company’s board of directors approved a revised compensation structure for Robert Carmichael, the Company’s Chief Executive Officer. Effective November 1, 2025, Mr. Carmichel’s annual base salary was increased to $246,000. Mr. Carmichael will be eligible for an annual bonus of $98,400 (representing 40% of his base salary) subject to revenue, profitability and compliance metrics. In addition, Mr. Carmichael will be eligible to receive awards under the Company’s 2021 Equity Compensation Plan of performance-based restricted stock units with a target value of $150,000, and cashless stock options with a target value of $350,000, with terms to be set by the board in accordance with the terms of such Plan.

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

Recent Developments

On October 28, 2025, the Company’s board of directors approved a revised compensation structure for Robert Carmichael, the Company’s Chief Executive Officer. Effective November 1, 2025, Mr. Carmichel’s annual base salary was increased to $246,000. Mr. Carmichael will be eligible for an annual bonus of $98,400 (representing 40% of his base salary) subject to revenue, profitability and compliance metrics. In addition, Mr. Carmichael will be eligible to receive awards under the Company’s 2021 Equity Compensation Plan of performance-based restricted stock units with a target value of $150,000, and cashless stock options with a target value of $350,000, with terms to be set by the board in accordance with the terms of such Plan.

Results of Operations

Net Revenues, Costs of Net Revenues and Gross Profit

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Net revenues decreased 16.1% for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 as a result of a decrease in revenues in BTL and BLU3 and an increase in revenues in SSI and LWA. The increase in SSI’s revenues was due to sales to new customers attributable to the continued momentum of the Company’s newest product, HEED3, as well as increased demand from international users for SSI’s Spare Air product line. The increase in LWA and SSI’s revenue was offset by decreased revenues in BTL and BLU3 revenues and because there were no sales recorded for LBI because its assets were sold in the quarter of 2024,.

For the three months ended September 30, 2025, cost of net revenues was 53.6% as compared with the cost of net revenues of 61.1% for the three months ended September 30, 2024. The slight cost percentage decrease as a percentage of revenue, is directly attributable to the decrease in sales revenue, decrease in royalty expenses and decrease in labor cost. Included in cost of net revenues are royalty expenses paid to Robert Carmichael which increased by 24.0% for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024.

Gross profit margin was 46.4% for the three months ended September 30, 2025 compared to gross profit margin of 38.9% for the three months ended September 30, 2024. The Increase in gross margin, is directly attributable to decrease in BTL labor costs margin.

Nine Months Ended September, 30 2025 Compared to Nine Months Ended September 30, 2024

Net revenues decreased 4.5% for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 as a result of an decrease in revenues of BTL ,BLU3 and SSI and no revenues from LBI because its assets were sold in the third quarter of 2024. Net revenue for LWA increased 8.2%. BTL revenue decreased slightly by .4%, SSI’s decrease is attributable to the the sales orders that were not received in the beginning of the following quarter. Net revenue for LWA increased 8.18% due to the hiring of an additional sales personnel.

For the nine months ended September 30, 2025, cost of net revenues was 61.6% as compared with the cost of net revenues of 62.0% for the nine months ended September 30, 2024. The cost of revenue decrease, can be directly attributable to controlling the cost of direct labor, which accounted for a smaller portion of costs and significantly impacted the profit margin. Included in cost of net revenues are royalty expenses paid to Robert Carmichael which decreased 24.4% for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Gross profit margin was 38.4% for the nine months ended September 30, 2025 as compared to gross profit margin of 38.0%for the nine months ended September 30, 2024. This small increase is due to the increase in cost of goods and raw materials.

Operating Expenses

Operating expenses consist of selling, general and administrative (“SG&A”) expenses and research and development costs and are reported on a consolidated basis for our operating segments. Operating expenses decreased 14.6% and 21.2%, respectively, for the three and nine months ended September 30, 2025 as compared to the same periods in the prior year.

Selling, General & Administrative Expenses

SG&A decreased 14.6% for the three months ended September 30, 2025 and 21.0% for the nine months ended September 30, 2025 compared to the same periods in the prior year. SG&A expenses were comprised of the following:

Expense Item	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	% Change	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	% Change
Payroll, Selling & Administrative	$292,950	$458,978	(36.2)%	$843,888	$1,379,320	(38.8)%
Stock Compensation Expense	9,000	0	100%	27,000	12,423	117.3%
Professional Fees	(18,417)	14,455	(227.4)%	211,196	190,995	10.6%
Advertising	72,859	83,741	(13.0)%	257,841	270,978	(4.8)%
All Other	472,199	356,196	32.6%	790,782	782,446	1.1%
Total SG&A	$828,591	$913,370	-9.3%	$2,130,707	$2,636,162	(19.2)%

Payroll for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024 decreased 36.2% and 38.8% respectively. The decrease reflects controlling overtime, scheduling of staff and reduction in personnel.

Non-Cash Stock Compensation expenses increased 100% for the three months and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024 as a result of vesting milestones based upon performance goals not being met for the three months and nine ended September 30, 2025.

Professional fees, including legal, accounting and other professional fees decreased 2.27%% and increased 10.6%, respectively, for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024. The increase can be attributed to an increase in other professional fees.

Advertising expense increased .04% for the three months and decreased .04% for the nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024. This increase is attributable to BLU3’s increase in online advertising expenses. The decrease in advertising expense is due to a decrease in trade show expenses for all companies.

Other expenses increased 18.8% for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024 due primarily to an increase in rent expenses and a new lease for BMG offices. For the three months ended September 30, 2025 other expenses decreased 5.2% as compared to the three months ended September 30, 2024 primarily due to a decrease in legal expenses and option  expenses.

Research & Development Expenses (R&D Expenses)

R&D expenses for the three and nine months ended September 30, 2025 decreased by 73.94% and 71.12%% respectively, compared to the three months and nine months ended September 30, 2024, respectively, as a result of decrease in product development activity.

Other Income/Expense

For the three and nine months ended September 30, 2025 and 2024, other income/expense consisted solely of interest expense. For the three months ended September 30, 2025, interest expense decreased 5.75% from the three months ended September 30, 2024. Interest expense for the nine months ended September 30 , 2025 and September 30, 2024 decreased due to loan payoff.

Liquidity and Capital Resources

We had cash of $479,543 as of September 30, 2025. The following table summarizes total current assets, total current liabilities, and working capital at September 30, 2025, as compared to December 31, 2024.

	September 30,	December 31,
	2025	2024	% change
	(unaudited)
Total current assets	$3,306,515	$3,030,924	9.1%
Total current liabilities	$2,743,288	$2,860,749	(4.1)%
Working capital	$563,227	$170,175	231.0%

The increase in current assets at September 30, 2025 from December 31, 2024 primarily reflects an increase in cash, accounts receivable and inventory. The decrease in current liabilities primarily reflects a decrease in customer deposits and unearned revenue  and current maturities of long term debt..

Summary Cash Flows

	Nine Months Ended June 30,
	2025	2024
	(unaudited)
Net cash provided by (used) in operating activities	$61,866	$(56,567)
Net cash used in investing activities	$0	$(14,251)
Net cash provided by financing activities	$0	$286,187

Net cash used in operating activities for the nine months ended September 30, 2025 was due to net income of approximately $191,275.

Net cash used in investing activities for the nine months ended September 30, 2025, was $0.00.

Net cash of $46,500 provided by financing activities for the nine months ended September 30, 2025, reflects the issuance of shares for a accrued interest on convertible notes.

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

We have a history of losses, and an accumulated deficit of $17,648,635 as of September 30, 2025, which represents a significant improvement as compared to prior years .We had a working capital surplus of $563,227 at September 30, 2025. However, continued losses and cash used in operations in the past raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to continue to increase revenues, control expenses, raise capital, and continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. We are continuing to engage in discussions with potential sources for additional capital, however, our ability to raise capital is somewhat limited based upon our revenue levels, net losses and limited market for our common stock. If we fail to raise additional funds when needed, or if we do not have sufficient cash flows from operations, we may be required to scale back or cease certain of our operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under Exchange Act. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluations as of September 30, 2025, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting described below. A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

Our management, including our Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of the design and operations of our disclosure controls and procedures (defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of September, 2025 and based upon the such evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to the material weaknesses set forth below.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company., except as noted below:

On August 31,2025, the Company issued an aggregate of 3,302,148 shares of common stock to Blake Carmichael as compensation for cash reduction in his salary.

On September 30,2025, the Company issued an aggregate of 351,958 shares of common stock to Blake Carmichael as compensation for cash reduction in his salary.

On September 30,2025, the Company issued an aggregate of 136,527 shares of common stock to the holders of convertible notes for payment of interest for the three months ending September 30, 2025,.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2025, no director, officer or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

Date: November 14, 2025	BROWNIE’S MARINE GROUP, INC.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Chief Financial Officer
(Principal Financial and Accounting Officer)

