Form 10-K
period 2025-12-31
Brownie's Marine Group, Inc
filed 2026-04-10
CIK 1166708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(MARK ONE)

☒	Annual Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

There were 503,267,153 shares of common stock outstanding as of April 10, 2026.

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

Overview

The Company a marine technology company that wholly owns and operates five subsidiaries focused on portable air, underwater breathing, safety, and marine technologies. The Company’s businesses collectively serve recreational, professional, safety, industrial, and government-adjacent markets.

The Company’s operations span surface-supplied air systems, battery-powered diving systems, miniature and emergency breathing devices, high-pressure compressor distribution and service, and consumer-facing training and experiential programs. The Company is executing a strategic transition away from legacy gasoline-powered systems toward battery-powered, software-enabled, and electrically driven technologies. The Company also operates a continental distribution and service platform supporting multiple industries beyond recreational diving. The Company seeks to leverage shared engineering, intellectual property, manufacturing, distribution, and training infrastructure across its subsidiaries to drive operational efficiencies and long-term growth.

Products

BWMG’s product offerings are organized across its five wholly owned operating subsidiaries, each with distinct technologies, markets, and strategic roles.

Surface Supplied Air Products

Brownies Third Lung designs and manufactures surface-supplied air (SSA) systems for shallow-water recreational and light professional use. Its flagship product, the patented Sea Lion®, is a floating air delivery platform capable of supporting multiple divers simultaneously for extended durations in shallow water. Historically powered by gasoline engines, Brownies Third Lung is transitioning its product line to battery-powered configurations utilizing instant-change battery systems. The Company’s patented Sea Lion architecture is also available for OEM boat builder integration across a range of boat sizes.

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

Ultra-Portable Tankless Dive Systems

BLU3 develops a backpack-portable, battery-powered underwater breathing system designed exclusively for single-diver use. BLU3’s system utilizes patented, software-driven breathing control technology that dynamically regulates air delivery based on diver demand. This software-defined architecture enables reduced size, weight, and mechanical complexity compared to traditional diving systems and all competitors in this space. In the third quarter of 2025, BLU3 launched the Nomad 3X Battery which is a new battery design that has triple the capacity for three times the run time of the standard battery. The Nomad 3X Battery fits all existing Nomad units but is larger and heavier than the standard battery. As of January 2024, BLU3 is the exclusive distributor for the USA of the SeaNXT Elite sea scooter, made in France.

High Pressure Gas Systems

LW Americas serves as the exclusive distributor and authorized service provider for L&W Compressors across North America, Central America, and South America. LWA distributes portable, mobile, and stationary high-pressure compressor systems used in diving, fire and emergency services, industrial manufacturing, oil and gas, defense and government, aviation support, and specialized air applications. LWA is building a multi-tier distribution network including regional distributors, dealers, and authorized service centers. Engineering resources within the Company have also developed a battery-powered high-pressure fill compressor utilizing 48-volt architecture, designed for vessels and platforms that operate without diesel generators.

Redundant Air Tank Systems

Submersible Systems, Inc. designs and manufactures miniature and emergency breathing devices used globally across recreational diving, aviation egress, confined-space safety, marine operations, and emergency preparedness markets. Its product portfolio includes the Spare Air®, HEED® (Helicopter Emergency Egress Device), and SWBA® (Surface Water Breathing Apparatus) product families. These compact systems are intended for redundant air supply, emergency escape, and short duration breathing applications.

Live Blue is the Company’s consumer-facing training and experiential subsidiary. Live Blue supports end-user education, demonstrations, and “try-before-you-buy” programs across the Company’s product lines. The brand is intended to facilitate product adoption, training, and customer engagement while enabling vertical integration from product development through end-user experience.

Diving and Snorkeling Industry

According to Fortune Market Insight, the Diving and Snorkelling market will reach $2.2 billion, signalling readiness for broader adoption as more enthusiasts enter the market and established players expand product offerings. Between 2025 and 2035, the market moves through scaling (2025-2030) and consolidation (2030-2035). By 2030, according to Fortune Market Insight, the market is estimated to surpass $2.6 billion, driven by growing participation in recreational diving, training programs, and tourism linked equipment sales. The 4.0% compound annual growth rate (“CAGR”) underscores steady, consistent growth, reflecting a transition from early adoption to widespread use, with scuba diving equipment becoming a standard choice for the recreational and professional divers worldwide.

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

Yachting Industry

According to Fortune Business Insights, the global yacht market was valued at $311.32 billion in 2025 and is estimated to grow from $325.96 billion in 2026 to $470.69 billion by 2034, demonstrating and CAGR of $4.70% between 2026-2034. The Company’s BIAS systems have been designed with this industry in mind. The Company markets directly to the yachting industry by leveraging its relationships with large yacht servicing companies, yacht builders and yacht brokerages.

High Pressure Compressor Line

According to Fortune Business Insights, the North American high pressure compressor market was valued at $6.73 billion in 2025 and is projected to grow from $7.11 billion in 2026 to $11.0 billion by 2034, exhibiting a CAGR of 5.6% during the forecast period. The global high pressure equipment market is characterized by significant technological advancements and strategic expansion by key players. High pressure equipment is utilized across multiple industries to processes that involve handling, transporting, and controlling gases or liquids at pressures far exceeding atmospheric levels.

The Company expects to continue to distribute L&W compressors through its YachtPro, and BIAS systems, while continuing to focus on the expansion of its distribution into non-marine related distribution channels that the Company believes should positively impact its market reach.

Intellectual Property

Trade Names

The Company either owns or has licensed from entities in which Robert Carmichael, our Chairman and Chief Executive Officer, has an ownership interest, the following registered and unregistered trade names, trademarks and service marks: Brownie’s Third Lung™, browniedive.com, Brownie’s, Brownie’s Third Lung oval symbol, browniedive, YachtPro, NitroxMaker™, BLU3, diveBLU3.com, BLU3 Nemo, BLU3-Vent, Submersible Systems, Spare Air, HEED 3, Snorkelator, easy dive, spareair.com, HELO, RES, Gold Coast Scuba, fast float rescue harness, tankfill.com, browniestankfill, browniestankfill.com, browniespublicsafety.com, browniespublicsafety, Peleton Hose System, Twin-Trim, and Kayak Diving Hose Kit.

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

License Agreements

On April 6, 2018, the Company entered into a patent license agreement (the “STS Agreement”) with Setaysha Technical Solutions, LLC (“STS”) pursuant to which the Company licensed certain intellectual property, including patent rights, non-patent rights and know-how from STS for use in our ultra-portable tankless dive system products. Under the STS Agreement, the Company paid an initial license fee in April 2018 through the issuance of 759,422 shares of common stock with a fair value of $30,000. The STS Agreement further provides for royalties based on annual net revenues. On December 31, 2019, the Company entered into Addendum No. 1 to the STS Agreement (“Addendum No. 1”) which amended the payments due upon the first commercial sale of Nemo. Upon entering into Addendum No. 1, $8,250 was paid to STS in cash and $8,250 was paid on January 10, 2020. On February 6, 2020, the Company issued 828,221 shares of common stock with a fair value of $18,635 in satisfaction of $13,500 for the first commercial sale of the Nemo dive system. On June 30, 2020, the Company entered into Addendum No. 2 to the STS Agreement concerning STS’s assistance related to designing and commercializing certain diving products. Addendum No. 2 provides for a minimum yearly royalty of $60,000, or $15,000 per fiscal quarter, beginning in December 2019 and increasing by 2.15% per year. With the introduction of NOMAD in the last quarter of 2021, the Company is obligated to pay an additional annual minimum royalty of $60,000 per year for the years 2022, 2023 and 2024, which increased the quarterly minimum royalty by $15,000 per quarter. On January 24, 2024, the Company entered into Addendum No. 3 to the STS Agreement. Addendum No. 3 delays the additional minimum yearly royalty of $60,000, or $15,000 per fiscal quarter from 2024 to 2025. Therefore, no additional minimum royalty was required during 2024, but was required beginning in the first quarter of 2025, which was the final year of the additional minimum royalty under the STS agreement. Royalty payments under the amended STS Agreement were $91,907 and $125,159 for the years ended December 31, 2025 and 2024, respectively.

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

Tradeshows

In 2025, the Company was represented at The Palm Beach Boat Show, The Annapolis Motor and Sailing Shows, The Fort Lauderdale Boat show, Diving Equipment, Manufacturing show, The Seattle Boat Show, The Miamaii Boat Show, Boot Dusseldorf and the HAI Heli-Expo, along with various other trade and industry shows.

Websites

We sell our products online through our and our subsidiaries websites and many of our products are marketed on some of our customers’ websites. In addition to these websites, numerous other websites have quick links to the Company’s website. Our products are available both domestically and internationally. Internet sales and inquiries are also supported by the Company.

Product Research and Development

Research and development costs for the year ended December 31, 2025 and December 31, 2024 and were $3,638 and $9,992, respectively, none of which cost is borne directly by customers.

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

Distribution/Customers

The Company has historically been predominantly a wholesale distributor to retail dive stores, marine stores, boat dealers, builders, and the US and international militaries. Currently, the Company generates a significant amount of direct-to-consumer sales via its websites and its relationship with Amazon via BLU3, BTL and SSI. Retail sales customers include boat owners, recreational divers, commercial divers and pilots. The Company sells products to three entities owned by the brother of Robert Carmichael, the Company’s Chairman, and Chief Executive Officer and two companies owned by Mr. Carmichael. Combined sales to these five entities for 2025 and 2024, represented 8.7% and 6.9%, respectively, of the Company’s total net revenues.

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

Competition

We consider the most significant competitive factors in our business to be innovation, lifestyle, fair prices, shopping convenience, variety of available products, knowledgeable and prompt customer service and rapid and accurate order fulfillment. We currently have one significant competitor within the BTL business model, Airline by JSink, Inc. There are a variety of competitors, including Aqua Lung America, Coltri America and Bauer Compressors, Inc. in our redundant air tank systems and high-pressure compressor systems sales. In 2025 and 2024 competition has surfaced in the BLU3 business segment from companies such as AirBuddy, and a few other very low-cost Chinese manufactured competitors.

Overall, we are operating in a moderately competitive environment. The price structure for all the products we distribute compares favorably with the majority of our competitors based on quality and available features. We believe that our key competitive advantage is our ability to create better quality, new products and, in some cases, new markets.

Employees

As of March 31, 2026, we have thirty six full-time employees, and two part-time employees.

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

FINANCIAL RISKS

We have a history of losses.

We incurred net loss of $105,149 and a $ 240,599, respectively, for the year ended December 31, 2025 and 2024. On December 31, 2025, we had an accumulated deficit of $18,031,358. Revenues decreased by 7.99% for the year ended December 31, 2025, from 2024, and our gross profit margin decreased from 40.4% in 2024 to 37.4% in 2025. Our gross profit was not sufficient to cover our operating expenses of $2,958,659 for the twelve months ending December 31, 2025. Operating expenses include non-cash stock compensation expenses of $198,478 and $151,492 for the years ending December 31, 2025 and 2024, respectively. In the year ended December 31, 2025, our selling, general and administrative expenses, decreased 14.13% from 2024. Although we continue to show improvements in our cost control, there are no assurances that we will be able to increase our revenues to a level which supports profitable operations and provide sufficient capital to pay our operating expenses and other obligations as they become due.

Our auditors have disclosed substantial doubt as to our ability to continue as a going concern.

Our independent registered public accounting firm has included an explanatory paragraph expressing substantial doubt relating to our ability to continue as a going concern in its report on our audited consolidated financial statements for the year ended December 31, 2025. We have loss from operations and had a net loss of approximately $105,149 and have used approximately $109,793 in net cash used in our operations in the year ended December 31, 2025 as well as an accumulated deficit of approximately $18,031,358. Although these factors, among others, raise substantial doubt about our ability to continue as a going concern, we have shown improvements in our cost control, we show a net loss for the year ended December 31, 2025. Our principal sources of liquidity are sales of equity and debt securities. We do not have any firm commitments to raise additional working capital. Because our company’s common stock quoted on the OTCID Basic Market, and our stock is currently not eligible for proprietary broker-dealer quotations, we expect to encounter difficulty in raising working capital upon terms and conditions satisfactory to us, if at all. If we are unable to obtain sufficient funding or generate sufficient revenues, our business and results of operations will be adversely affected, and we may be unable to continue as a going concern.

Our common stock is currently traded on the OTCID Market and is only eligible for unsolicited quotes.

Our commons stock is not eligible for proprietary broker-dealer quotations. Unsolicited-only stocks have a higher risk of wider spreads, increased volatility, and price dislocations. Investors may have difficulty selling this stock.

We rely on revenues from related parties.

We generate revenues from sales to related parties, which accounted for 8.5% of our net revenues in 2025 and 6.9% of our net revenues in 2024. The loss of revenues from these related parties would have a material adverse impact on our business, results of operations and financial condition in future periods.

We depend on licenses with Robert Carmichael, our Chairman and Chief Executive Officer, who owns much of our intellectual property.

The Company has licensed from entities in which Robert Carmichael, our Chairman and Chief Executive Officer, has an ownership interest, the following registered and unregistered trade names, trademarks and service marks: Brownie’s Third Lung™, browniedive.com, Brownie’s, Brownie’s Third Lung oval symbol, browniedive, YachtPro. Failure to maintain such licenses with Mr. Carmichael would have a material adverse effect on the Company’s financial condition.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Our management has previously determined that we did not maintain effective internal controls over financial reporting. If the result of our remediation of the identified material weaknesses is not successful, or if additional material weaknesses are identified in our internal control over financial reporting, our management will be unable to report favourably as to the effectiveness of our internal control over financial reporting and/or our disclosure controls and procedures, and we could be required to further implement expensive and time-consuming remedial measures and potentially lose investor confidence in the accuracy and completeness of our financial reports which could have an adverse effect on our stock price and potentially subject us to litigation.

The U.S. Consumer Products Safety Commission (“CPSC”) has issued a voluntary recall for one of our products.

On December 22, 2022, the CPSC issued a voluntary recall notice for the Nomad tankless dive system, which is distributed by BLU3, Inc. As part of the recall procedure, the CPSC has approved the Company’s proposed remedy for the recall and BLU3 will begin to receive units back from consumers to repair affected Nomad units. The Company has evaluated the costs of this recall and has deemed it necessary to set a reserve for those costs related to the recall of $160,500. In 2023, the Company finalized the recall and adjusted the reserve down to approximately $86,300 to reflect the actual impact on the Company’s financial condition. There have been no further recalls on our products. The Company reversed the remaining allowance for recall in 2025.

BUSINESS AND OPERATIONAL RISKS

We are dependent upon certain key members of management and qualified employees and consultants.

Our success depends to a significant degree on the abilities and efforts of our senior management. and on our ability to attract, retain and motivate highly qualified marketing, technical, engineering and sales personnel and consultants. These people are in high demand and often have competing employment opportunities. The labor market for skilled employees is highly competitive and we may lose key employees or be forced to increase their compensation to retain these people. Employee turnover could significantly increase our recruitment, training and other related employee costs. The loss of key personnel, or the failure to attract qualified personnel, could result in delays in development or fulfilment of any current strategic and operational plans and have a material adverse effect on our business, financial condition or results of operations.

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

The Company’s common stock is quoted on the OTCID Basic Market tier of the OTC Markets under the symbol “BWMG.” Securities quoted on OTC Markets tiers generally have lower trading volumes and less liquidity than securities listed on national securities exchanges. The Company’s common stock is currently not eligible for proprietary broker-dealer quotations and therefore have a higher risk of wider spreads, increased volatility, and price dislocations. As a result, Investors may have difficulty selling the Company’s common stock.

Limited trading activity may contribute to price volatility and wider bid-ask spreads than securities traded on national exchanges. Accordingly, the market price of our common stock may fluctuate over short periods, and shareholders may experience difficulty buying or selling shares in desired quantities or at desired prices.

The Company is focused on strengthening its public company profile through continued operational growth, transparent financial reporting, and enhanced corporate governance and investor communications. While there can be no assurance regarding future market tier status, management intends to pursue initiatives designed to improve the Company’s visibility in the public markets and support potential qualification for higher tiers of the OTC Markets as the Company’s financial condition, reporting status, and market conditions permit.

The market price of our common stock may also be influenced by factors unrelated to our operating performance, including changes in investor perception, developments in our industry, variations in financial results, and broader economic or financial market conditions. These and other factors could cause the trading price of our common stock to fluctuate.

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

Davie, Florida

Until November 2024, the Company’s executive offices were located in Pompano Beach, Florida. The Company moved its facilities to Davie, Florida where it leases 19,065 square feet of production, warehouse, showroom and office space under a 45 month sub-lease which commenced on November 1, 2024. The lease provides for an initial base monthly rent of $26,000 through September 30, 2025 and $31,000 thereafter for the balance of the term. The landlord has agreed to a monthly rent abatement of $3,639 per month through October 2026. The lease is considered a triple-net lease and is subject to “additional rent” which is comprised of the landlord’s operating costs, real estate taxes and insurance in accordance with the terms of the master lease. The Company paid a security deposit of $26,000 upon entering the sub-lease agreement.

Huntington Beach, California

The Company’s Huntington Beach, California facility is comprised of a leased 13,000 square foot free standing building of which the bulk of the square footage is warehouse and manufacturing space. The initial lease, signed in January, 2013 was for five years with a base rent of $7,410.

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

On September 30, 2022, SSI entered into a sublease of its facility in Huntington Beach, California with Camburg Engineering, Inc.(“Tenant”). The term of the sublease is through December 31, 2023 with a base monthly rent of $2,247 for the first twelve months and 3% annual escalation thereafter. The Tenant also pays a monthly common area maintenance of $112. The Tenant provided a security deposit of $2,426 upon entering into the sublease. Currently, this sub-lease is continuing on a month to month basis.

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

The Company’s common stock was quoted on the OTCPink tier of the OTC Markets under the symbol “BWMG” since April 15, 2025. As of April 15, 2025, the Company common stock has traded on the OTCID Basic Market. On March 30, 2026, the closing sale price of our common stock was $0.012 per share.

Management believes that transparent reporting, disciplined corporate governance, and consistent investor communications are essential to long-term shareholder value creation. In addition to expanding its operating businesses and strengthening financial performance, the Company is focused on enhancing its public company profile and improving accessibility for current and prospective investors.

These efforts include maintaining timely public disclosures, expanding investor outreach initiatives, and pursuing operational and reporting milestones that may support qualification for higher tiers of the OTC Markets, such as the OTCQB Venture Market, as the Company’s financial condition, reporting status, and market conditions permit. While no assurance can be provided that such objectives will be achieved, management believes these initiatives, together with continued growth of the Company’s marine technology and recreational product platforms, may contribute to increased market visibility, improved liquidity, and broader investor participation over time.

Holders of Common Stock

As of March 30, 2026, the Company had approximately 385 shareholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2025:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans

Plans approved by our shareholders (1)	1,800,000	0.0447	23,200,000
Plans not approved by shareholders (2)	28,869,400	0.0448	-

(1) Represents stock options granted to employees under the Equity Compensation Plan. 25,000,000 shares are reserved for issuance under such Plan.

(2) Represents (i) a five-year option to purchase an aggregate of 21,759,400 shares of common stock at $0.0399 per share issued to Blake Carmichael, and (ii) a five-year option to purchase 8,610,000 shares of common stock at $0.0084 per share issued to Christeen Buban, President of SSI.

Recent Sales of Unregistered Securities

Except as set forth below, there were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

On August 31, 2025 the Company issued 3,302,148 shares of common stock to Blake Carmichael as compensation for a reduction in salary.

On September 30, 2025 the Company issued 648,583 shares of common stock to Blake Carmichael as compensation for a reduction in salary.

On October 31, 2025 the Company issued 648,583 shares of common stock to Blake Carmichael as compensation for a reduction in salary.

On November 30, 2025 the Company issued 648,583 shares of common stock to Blake Carmichael as compensation for a reduction in salary.

On December 31, 2025 the Company issued 648,583 shares of common stock to Blake Carmichael as compensation for a reduction in salary. The fair value of these shares was $2,833.

The above issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe are exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4 (2) thereof.

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

Reserve for Nomad Recall

On December 22, 2022, the CPSC issued a recall notice for the Nomad tankless dive system, which is distributed by BLU3, Inc. As part of the recall procedure, the CPSC has approved the Company’s proposed remedy for the recall and BLU3 will begin to receive units back from consumers to repair affected Nomad units. Additionally, BLU3 will re-start its manufacturing process for the Nomad tankless dive system utilizing the material and design changes approved during the recall process, and immediately re-establish the product in all of its sales channels. The Company has set an allowance for expenses related to this recall of $160,500. As of December 31, 2025, the Company deemed that all units effected by the recall have been serviced or are no longer in service and has reduced the recall allowance to $0.

Results of Operations

Years Ended December 31, 2025 and 2024

Overall, our net revenues decreased 7.99% in 2025 from 2024, which included an increase of 12.47% in sales to related parties. Our cost of revenues in 2025 was 62.60% of our total net revenues as compared to 59.55% in 2024. Included in our cost of revenues are royalty expenses we pay to Robert Carmichael which decreased 13.19% in 2025 from 2024. We reported a gross profit margin of 37.4% in 2025 as compared to 40.4% in 2024.

Net Revenues

The following tables provide net revenues, costs of revenues, and gross profit margins for our segments for 2025 and 2024.

	Year Ended December 31,
	2025	2024	% change

Legacy SSA Products	$1,861,813	$1,897,358	(1.87)%
High Pressure Gas Systems	831,298	723,935	14.83%
Ultra-Portable Tankless Dive Systems	2,236,379	2,466,550	(9.33)%
Redundant Air Tank Systems	2,587,194	2,939,883	(12.00)%
Guided Tour Retail	0	141,942	(100)%
Total revenue	$7,516,687	$8,169,668	(7.99)%

Cost of revenues as a percentage of net revenues

	Year Ended December 31,
	2025	2024

Legacy SSA Products	60.6%	84.6%
High Pressure Gas Systems	50.0%	60.66%
Ultra-Portable Tankless Dive Systems	53.6%	64.32%
Redundant Air Tank Systems	52.55%	35.57%
Guided Tour Retail	0%	64.4%

Gross profit margins

	Year Ended December 31,
	2025	2024

Legacy SSA Products	39.4%	15.6%
High Pressure Gas Systems	50.0%	39.3%
Ultra-Portable Tankless Dive Systems	46.4%	35.7%
Redundant Air Tank Systems	47.6%	62.4.1%
Guided Tour Retail	0%	56.2.6%

Operating Expenses

Operating expenses, consisting of selling, general and administrative (“SG&A”) expenses and research and development costs, are reported on a consolidated basis for our operating segments. Aggregate operating expenses decreased 14.3% for the year ended December 31, 2025 as compared to the year ended December 31, 2024.

Selling, General & Administrative Expenses (SG&A)

SG&A decreased 14.13% for the year ended December 31, 2025 as compared to the year ended December 31, 2024. SG&A during those years were as follows:

Expense Item	2025	2024	% Change
Payroll	$1,147,805	$1,887,910	(39.2)%
Non-Cash Stock based compensation – options	177,078	151,492	16.9%
Professional Fees	242,690	204,829	18.5%
Advertising	367,389	427,037	(14.4)%
All Others	1,020,058	902,105	12.8%
Total SG&A	$2,955,021	$3,573,373	(17.4)%

Payroll decreased by 39.2% for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The decrease can be attributed to controls on overtime expenses, changes in personnel and no year-end bonuses for SSI personnel.

Non-Cash Stock based compensation expenses increased 16.9 for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The reason for this increase is that the Board of Directors were issued stock for their accrued service for prior year and nine months of 2025. .

Professional fees, representing legal, accounting and other professional fees, which was paid in a combination of cash, common stock, or stock options, increased 18.5% for the year ended December 31, 2025 as compared to the year ended December 31, 2024. Accounting fees decreased 21.6% in 2025, due to the financial review for 2025 being done by one audit firm rather than two firms for the 2024 review. Legal fees increased 40.0% due to work in connection with a prior lease closing and ISO audit for SSI in 2025.

Advertising expense decreased 14.4% for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The decrease is attributed to decreased expenses associated with trade shows, although direct and internet advertising by BTL, BLU3 and SSI increased in 2025.

Other expenses increased 12.8% for the year ended December 31, 2025 as compared the year ended December 31, 2024 primarily as a result of an increase in rent for both locations, new lease for BMG headquarters in , Davie, Florida and increase in repair and maintenance cost at the SSI facility in California.

Research & Development Expenses (R&D Expenses)

R&D expenses for the year ended December 31, 2025 decreased 63.6% as compared to the year ended December 31, 2024. The decrease can be primarily attributed to the Company’s focus on non-proprietary products.

Other Expense

For the year ended December 31, 2025, interest expenses totalled approximately $66,899 as compared to approximately $87,374 in interest expense for the year ended December 31, 2024. This decrease can be attributed to a decrease in interest bearing debt. An income tax expense of $17,302 is included in other expenses for 2025. We had no taxes in prior years.

Liquidity and Capital Resources

We had cash of $307,885 on December 31, 2025. The following table summarizes total current assets, total current liabilities and working capital at December 31, 2025 as compared to December 31, 2024.

	December 31, 2025	December 31, 2024	% of Change
Total Current Assets	$3,040,113	$3,030,924	.30%
Total Current Liabilities	$2,461,039	$2,860,748	(14.0)%
Working Capital	$579,074	$170,175	240.3%

The small increase in our current assets on December 31, 2025 from December 31, 2024 primarily reflects increases in accounts receivable, decrease in expenses and increase in inventory of approximately $277,652 and decrease in prepaid expenses of $146,412.

The decrease in our total current liabilities for the year ended December 31, 2025 as compared to the year ended December 31, 2024 reflects a decrease in customer deposits of approximately $254,600, a decrease of approximately $9,055 related party accounts payable, an increase in the operating lease liabilities in connection with the lease for the Davie, Florida facility. These increases are offset by decreases in accounts payable of $90,420 and an increase in current maturities of long term debt of $104,667 and a decrease in other liabilities of $246,516.

Summary Cash Flows

	Years Ended December 31,
	2025	2024

Net cash used in operating activities	$(170,644)	$(293,434)
Net cash used in investing activities	$(14,178)	$22
Net cash used in or provided by financing activities	$(75,028)	$280,022

Net cash used in operating activities for the year ended December 31, 2025 was primarily the result of a net loss of $105,148 as well as an increase in amortization of right-of-use asset of $428,685, the decrease in accounts payable and accrued liabilities of $135,322, the increase in accounts receivable of $118,171, and the increase in prepaid expenses and other current assets of $284,785.

There was no cash used in investing activities for the year ended December 31, 2025.

There was no cash provided by financing for the year ended December 31, 2025.

Going Concern

Our audited consolidated financial statements included in this Annual Report were prepared assuming we will continue as a going concern, and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. The report of our independent registered public accounting firm on our audited consolidated financial statements for the year ended December 31, 2025 includes an explanatory paragraph stating the Company has net loss for the year ended December 31, 2025 and that an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. If the Company is unable to raise additional funds when needed, or does not have sufficient cash flows from sales, it may be required to scale back, delay or cease operations, liquidate assets and possibly seek bankruptcy protection. We have a history of losses, and an accumulated deficit of $18,031,358 as of December 31, 2025. Despite a working capital surplus of $579,074 as of December 31, 2025, the accumulated losses and cash used in operations raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to continue to increase revenues, control expenses, raise capital, and to continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. We are continuing to engage in discussions with potential sources for additional capital, however, our ability to raise capital is somewhat limited based upon our revenue levels, net losses and limited market for our common stock. If we fail to raise additional funds when needed, or if we do not have sufficient cash flows from operations, we may be required to scale back or cease certain of our operations.

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

Our management, including our Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of the design and operations of our disclosure controls and procedures (defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of December 31, 2025 and based upon the such evaluation, have concluded that the disclosure controls and procedures as of December 31, 2025 were not effective due to the material weaknesses identified below.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. The framework used by management in making that assessment was the criteria set forth in the documents entitled “2015 Internal Controls – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that, during the period covered by this report, such internal controls and procedures were not effective as of December 31, 2025 and that material weaknesses in internal controls over financial reporting described below existed.

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

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The following are the names, ages and positions of our current executive officers and directors.

Name	Age	Position
Robert M. Carmichael	63	Chief Executive Officer, Chairman, President, and Chief Financial Officer and Director
Charles F. Hyatt	59	Director
Key Employee
Blake Carmichael	30	Chief Executive Officer and President of BLU3

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

Compensation of Directors

The following table provides information concerning the compensation paid to our Company’s non-employee director for services rendered as a director during the year ended December 31, 2025.

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

Shareholder Communications

Although we do not have a formal policy regarding communications with our Board, shareholders may communicate with the Board by writing to us at Brownie’s Marine Group, Inc., 4061 SW, 47th Ave, Davie, Florida 33314, Attention: Robert Carmichael. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

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

The following table provides certain information regarding compensation awarded to, earned by or paid to our Chief Executive Officer (the “Named Executive Officer”) No other executive officer had compensation exceeding $100,000 during the year ended December 31, 2025.

Summary Compensation Table

						No equity	Non- qualified
				Stock	Option	incentive plan	deferred compensation	All other
Name and		Salary	Bonus	Awards	Awards	compensation	earnings	compensation		Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)		($)
Robert Carmichael	2024	160,564	-	80,389	-	-	-	133,600		374,553
CEO, Chairmen, President and CFO	2025	185,077	-	96,774	-	-	-	197,778	(2)	479,629

(1)	Represents (i) $18,000 in director compensation (ii) $14,277 in health insurance premiums paid on behalf of Mr. Carmichael, and (iii) an aggregate of $44,497 in royalties paid to an entity controlled by Mr. Carmichael under the terms of a license agreement with the Company.

(2)	Represents common stock award of 24,722,222 shares issued for board service. .

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

Outstanding Equity Awards at December 31, 2025

There was no equity awards made to the Named Executive Officer that were outstanding on December 31, 2025.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2025, the number of shares of common stock and Series A Stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of the Company’s directors (iii) each Named Executive Officer and (iv) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each shareholder has sole voting and investment power with respect to the shares beneficially owned and each shareholder’s address is c/o Brownie’s Marine Group, Inc., 4061 SW 47th Avenue, Davie, Florida, 33314 based on Form 10K for 2025, issued and outstanding shares of common stock and 425,000 shares of Series A Stock outstanding as of April 9, 2026.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Named Executive Officer and Directors
Robert M. Carmichael	64,436,460	(1)	12.81%
Charles F. Hyatt	174,389,920		34.67%
All directors and executive officers as a group (two persons)	238,826,380	(1)	47.48%
5% or Greater Shareholder
Joseph Perez 135 Weston Road, Suite 328 Weston, Florida 33326	50,000,000		9.94%
Summit Holdings V, LLC 3427 Bannerman Road, Suite D208 Tallahassee, Florida 32312	29,666,345	(2)	5.90%

Series A Convertible Preferred Stock
Robert M. Carmichael	425,000		100%

(1)	Includes: (i) 14,587,190 shares held by 940A Associates, Inc., a corporation over which Mr. Carmichael is the sole owner and has voting and dispositive power; (ii) an aggregate of 23,320 shares issuable upon conversion of 425,000 shares of Series A Stock (iii) 1,861,327 shares related to the conversion option of the convertible note to LBI with an outstanding balance of $39,088 with a conversion price of $0.021, and (iv) 3,700,962 shares related to the conversion option of the note to BLU3 with an outstanding principal balance of $50,000 at a conversion rate of $0.01351. Does not include the voting power over 106,250,000 shares of common stock by virtue of Mr. Carmichael’s beneficial ownership of 425,000 shares of Series A Stock.
(2)	Includes 6,758,075 shares related to the conversion option of the convertible note to SSI with a balance of $346,500 with a conversion price of $0.051272.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

We sell products to Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, companies owned by the brother of Robert Carmichael. Combined net revenues from these entities for the years December 31, 2025 and 2024, totaled $636,928 and $566,291, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2025, were $5,901, $11,927 and $-0-, respectively. Accounts receivable from Brownie’s SouthPort Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2024, were $29,841, $3,138 and $6,319, respectively.

We also sell products to Brownie’s Global Logistics, LLC (“BGL”) and 940 Associates, Inc. (“940 A”), entities wholly-owned by Robert Carmichael. Combined net revenues from these three entities for the years ended December 31, 2025 and 2024 were $1,799 and $9,887, respectively. In addition, from time to time Mr. Carmichael purchases products from us for his personal use. Accounts receivable from BGL, 940 A and Mr. Carmichael totaled $647 at December 31, 2025 and $98 at December 31, 2024.

We had no amounts due and owing to BGL at December 31, 2025 and 2024. As of December 31, 2025, the Company owed $5,000 to Robert Carmichael for an advance to BLU3, Inc. No amounts were due and owing to Robert Carmichael or Blake Carmichael as of December 31, 2025.

We are a party to an exclusive license agreement, dated February 22, 2005, with 940 A to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. The agreement provides for a royalty to be paid equal to the greater of 2.5% on all sales of Trebor or $15,000 per quarter. Total royalty fees paid to 940 A in the years ended December 31, 2025 and 2024 totaled $44,234 and $46,517, respectively. The Company had accrued royalties of $2,450 and $2,187 for the years ended December 31, 2025 and 2024, respectively.

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

On September 14, 2023, The Company issued an on-demand note to Robert Carmichael, Company’s Chief Executive Officer the principal amount of $50,000. The note bears no interest and is payable upon request.

On November 7, 2023, the Company issued a promissory note to Charles Hyatt, a director of the Company in the principal amount of $150,000. The note bears interest at the rate of 9.9% per annum and is payable in monthly installments. The note was amended on June 11, 2025 to extend the maturity date from May 7, 2025 to November 7, 2025 and on November 20, 2025 further amended the note to extend the maturity date to May 7, 2026.

On December 18, 2023, the Company issued a demand note to Robert Carmichael, in the principal amount of $25,000. The on demand note bears no interest and is payable upon request.

On February 5, 2024, the Company issued a promissory note to Charles Hyatt, a director, in the principal amount of $280,000. The note bears interest at the rate of 9.9% per annum and is payable on demand. The note was amended on June 11, 2025 to extend the maturity date of the note from May 5, 2025 to November 5, 2025 and on November 20, 2025 further amended the note to extend the maturity date to May 5, 2026.

Blake Carmichael, the Chief Executive Officer of BLU3 is the son of Robert Carmichael, the Company’s Chairman, Chief Executive Officer, President and a director.

Director Independence

The Company has one independent director, Charles Hyatt, who is considered “independent” as defined under Rule 5605 of the Nasdaq Marketplace Rules.

Item 14.	Principal Accounting Fees and Services.

The following table shows the fees that were billed for audit services provided by Bush & Associates CPA, LLC (“Bush”) as the Company’s. independent registered public accounting firm engaged to audit the financial statements of the Company for the years ended December 31, 2025 and 2024. The following table shows the fees billed for the audit and other services for 2025 and 2024.

	2025	2024
Audit Fees	$90,000	$65,059
Audit-Related Fees		-
Tax Fees
Other	-	-
Total	$90,00	$65,059

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K and the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q.

We incurred tax related fees of $5,500 and $5,000 with Liggett & Webb, P.A. for the years ended December 31, 2025 and 2024.

Administration of the Engagement; Pre-Approval of Audit and Permissible Non-Audit Services

We have not yet established an audit committee. Until then, there are no formal pre-approval policies and procedures. The audit and tax fees paid to the auditors with respect to 2025 and 2024were pre-approved by the entire board of directors.

The percentage of hours expended on Bush and Associates respective engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

Item 15.	Exhibits, Financial Statements Schedules

		Incorporated by Reference
No.	Exhibit Description	Form	Date Filed	Exhibit Number
2.4	Agreement and Plan of Merger and Reorganization, dated September 3, 2021, among the Company, Submersible Acquisition, Inc., Submersible Systems, Inc. and the Shareholders of Submersible Systems, Inc.	8-K	9/9/21	10.1
2.4	Plan of Conversion	8-K	10/28/15	2.1
3.1	Articles of Conversion (Nevada)	8-K	10/28/15	3.1
3.2	Certificate of Conversion (Florida)	8-K	10/28/15	3.2
3.3	Articles of Incorporation (Florida)	8-K	10/28/15	3.3
3.5	Articles of Amendment	8-K	12/16/15	3.5
3.6	Bylaws	8-K	10/28/15	3.4
4.1	2021 Equity Compensation Plan	10-Q	8/16/21	4.1
4.2	Form of 2017 Secured Convertible Promissory Note	10-K	4/17/18	4.2
4.3	10% Unsecured Convertible Debenture dated May 3, 2011	8-K	11/20/18	4.3
4.5	Form of Stock Option Grant to Robert Carmichael dated July 29, 2019 +	8-K	8/1/19	4.5
4.6	Form of Stock Option Grant to Jeffrey Guzy dated January 9, 2020	8-K	1/10/20	4.1
4.7	$66,793 Convertible Demand Note, dated September 30, 2022	8-K	10/12/22	4.1
4.8	Amendment to $150,000 Promissory Note, dated November 13, 2024	8-K	11/19/24	4.1
4.9	Amendment to $280,000 Promissory Note, dated November 13, 2024	8-K	11/19/24	4.2
4.10	Amendment No. 2 to $150,000 Promissory Note, dated June 11, 2025	8-K	6/16/25	4.1
4.11	Amendment No. 2 to $280,000 Promissory Note, dated June 11, 2025	8-K	6/16/25	4.2
4.12	Amendment No. 3 to $150,000 Promissory Note, dated November 20, 2025	8-K	11/20/25	4.1
4.13	Amendment No. 3 to $280,000 Promissory Note, dated November 20, 2025	8-K	11/20/25	4.2
10.1	Share Exchange Agreement, dated March 23, 2004 by and among the Company, Trebor Industries, Inc. and Robert M. Carmichael	8-K	4/9/04	16.1
10.2	Commercial Multi-Tenant Lease, dated September 14, 2022 between Submersible Systems, Inc. and Slater Palms LLC	8-K	10/12/22	10.1
10.3	Exclusive License Agreement, effective January 1, 2005, between 940 Associates, Inc. and Trebor Industries Inc.	10-QSB	8/15/05	10.20
10.4	Lease Agreement, dated September 1, 2014, between Liberty Property Limited Partnership and Trebor Industries, Inc.	10-K	4/17/18	10.11
10.5	Lease Amendment, dated December 1, 2016, between Liberty Property Limited Partnership and Trebor Industries, Inc.	10-K	4/22/22	10.5
10.6	Exclusive Distribution Agreement, dated August 7, 2017, between and Lenhardt & Wagner GmbH	10-K	6/7/19	10.15
10.7	Lease Agreement, dated November 11, 2018, between Liberty Property Limited Partnership and the Company	10-K	6/7/19	10.16
10.9	Non-Qualified Stock Option Agreement, dated April 14, 2020, between the Company and Robert Carmichael +	8-K	4/17/20	10.1
10.10	Form of Restricted Stock Award Agreement	8-K	4/30/20	10.1
10.11	Promissory Note, dated May 12, 2020, in the principal amount of $159,600 issued to South Atlantic Bank	8-K	5/13/20	10.1
10.12	Patent License Agreement, dated April 6, 2018 between Setaysha Technical Solutions, Inc. and the Company	10-K	6/29/20	10.17
10.13	Addendum No. 1 to Patent License Agreement dated December 31, 2019, between Setaysha Technical Solutions, Inc. and the Company	10-K	6/29/20	10.18
10.18	Employment Agreement Dated August 1, 2021, between the Company and Blake Carmichael	10-Q	11/22/21	10.22
10.19	Director Agreement, dated April 1, 2019, between the Company and Charles Hyatt	8-K	4/4/19	10.1
10.20	Employment Agreement dated September 3, 2021, between the Company and Christeen Buban	8-K	11/22/21	10.23

10.21	Form of letter agreement for incentive compensation +	8-K	6/1/20	10.1
10.22	Addendum No. 2 to Patent License Agreement, dated June 30, 2020, between Setaysha Technical Solutions, Inc. and the Company	10-Q	8/26/20	10.1
10.23	Employment Agreement, dated November 5, 2020, between Christopher Constable and the Company. +	8-K	11/12/20	10.2
10.24	Non-Qualified Stock Option Agreement Non-Plan, dated November 5, 2020, between the Company and Christopher Constable	8-K	11/12/20	10.1
10.27	First Amendment to Lease Agreement, dated December 1, 2016 between Trebor Industries, Inc. and Liberty Property Limited Partnership	10-K	4/22/22	10.27
10.28	8% Convertible Promissory Note, dated September 3, 2021	8-K	9/9/21	4.1
10.29	Confidentiality, Non-Competition And Non-Solicitation Agreement, dated September 3, 2021, between the Company and Richard S. Kearney	8-K	9/9/21	10.2
10.30	Investment Banking Engagement Agreement, dated August 6, 2021, between the Company and Newbridge Securities Corporation	10-Q	11/22/21	10.21
10.31	Asset Purchase Agreement, dated May 2, 2022, among the Company, Gold Coast Scuba, LLC, LLC Members and Live Blue, Inc.	8-K	5/3/22	10.67
10.32	Form of Subscription Agreement	8-K	9/12/22	10.1
10.33	Form of Common Stock Purchase Warrant	8-K	9/12/22	10.2
10.34	Lease Agreement, dated September 14, 2022, between Slater Palms, LLC and the Company	10-K	6/16/25	10.34
10.35	Sublease Agreement, dated September 20, 2022, between Camburg Engineering, Inc. and the Company	10-K	6/16/25	10.35
21	Subsidiaries	10-K	6/16/25	21
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	*
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a)	*
32.1	Certification Pursuant to Section 1350	*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

+ Management Contract

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 10, 2026	Brownie’s marine group, Inc.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Chief Executive Officer,
(Principal Executive Officer)

	By:	/s/ Robert M. Carmichael
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

Date: April 10, 2026

/s/ Charles F. Hyatt
Charles F. Hyatt
Director

Date: April 10, 2026

Financial Statements and Supplementary Data Brownie’s Marine Group, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Brownie’s Marine Group, Inc. and Subsidiaries

4061 SW, 47th Avenue,

Davie, Florida 33314

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Brownie’s Marine Group, Inc. and Subsidiaries (the Company) as of December 31, 2025, and 2024 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended and the related consolidated notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Brownie’s Marine Group, Inc. and Subsidiaries as of December 31, 2025, and 2024 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 1 of the financial statements, the Company had a net loss of approximately $105,149 and cash used in operating activities of approximately $109,794 for the year ended December 31, 2025, as well as an accumulated deficit of approximately $18,031,358 as of December 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

CRITICAL AUDIT MATTER: INTANGIBLE ASSETS AND GOODWILL

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

How we addressed the matter in our audit

Our audit procedures to address the risk of material misstatement relating to goodwill and intangible assets included, among others, obtaining an understanding of management’s process for evaluating goodwill and long-lived asset impairment, including the identification of reporting units and asset groups. We evaluated the appropriateness of asset groupings at the reporting unit level and asset group level and assessed whether the groupings were consistent with the manner in which the business is managed and the underlying economic characteristics of the assets.

We evaluated management’s assessment of qualitative factors associated with the reporting unit containing goodwill and associated with all relevant asset groups, including consideration of macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, entity-specific events, and sustained changes that could affect the fair value of the reporting unit. Our procedures also included evaluating management’s forecast of undiscounted cash flows associated with a certain asset group where a qualitative assessment indicated that further quantitative analysis was required.

We assessed the competence, independence, qualifications, experience, and capabilities of the third-party valuation specialist engaged by management. We evaluated the appropriateness and reasonableness of the valuation methodology and significant assumptions used, including growth rates, profitability rates, and estimates of working capital and capital expenditure requirements, by comparing them to external market data, historical performance, and industry benchmarks. We tested the calculation and forecast model for mathematical accuracy and validated the appropriateness and reliability of the underlying data inputs.

We further evaluated the adequacy of the financial statement disclosures relating to goodwill, intangible assets, and other long-lived assets, including the disclosure of key assumptions, methodologies, and significant judgments. As a result of our testing, we did not take exception to management’s conclusion that no impairment should be recognized related to goodwill or long-lived assets for the year ended December 31, 2025.

/s/ Bush and Associates CPA LLC

We have served as Brownie’s Marine Group, Inc. auditor since 2024.

Las Vegas, Nevada

April 10, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

April 9, 2026

Bush & Associates CPA LLC

179 N. Gibson Road

Henderson, NV 89014

Dear Bush & Associates:

We are providing this letter in connection with your audit of the balance sheet, statement of operations, and statement of cash flows of Brownie’s Marine Group, Inc. as of December 31, 2025, and for the year then ended, for the purpose of expressing an opinion as to whether the consolidated financial statements present fairly, in all material respects, the financial position, results of operations, and cash flows of Brownie’s Marine Group, Inc. in accordance with accounting principles generally accepted in the United States of America. We confirm that we are responsible for the fair presentation in the consolidated financial statements of financial position, results of operations, and cash flows in accordance with accounting principles generally accepted in the United States of America and that we are responsible for establishing and maintaining controls that are sufficient to provide a reasonable basis for the preparation of reliable financial statements in accordance with accounting principles generally accepted in the United States of America.

Certain representations in this letter are described as being limited to matters that are material. Items are considered material, regardless of size, if they involve an omission or misstatement of accounting information that, in the light of surrounding circumstances, makes it probable that the judgment of a reasonable person relying on the information would be changed or influenced by the omission or misstatement.

We confirm, to the best of our knowledge and belief, as of April 9, 2026, the following representations made to you during your audit(s).

1.	The financial statements referred to above are fairly presented in accordance with accounting principles generally accepted in the United States of America.
2.	We have made available to you all:

a.	Financial records and related data, including the names of all related parties and all relationships and transactions with related parties.
b.	Minutes of the meetings of stockholders, directors, and committees of directors, or summaries of actions of recent meetings for which minutes have not yet been prepared.

3.	There have been no communications from regulatory agencies concerning noncompliance with or deficiencies in financial reporting practices.
4.	There are no side agreements or other arrangements (either written or oral) that have not been disclosed to you.
5.	There are no material transactions that have not been properly recorded in the accounting records underlying the financial statements.
6.	We believe that the effects of the uncorrected misstatements in the financial statements are immaterial, both individually and in the aggregate, to the financial statements taken as a whole. See exhibit A for details.
7.	We acknowledge our responsibility for the design and implementation of programs and controls to prevent and detect fraud.
8.	We have no knowledge of any fraud or suspected fraud affecting the entity involving (a) management, (b) employees who have significant roles in internal controls, or (c) others where the fraud could have a material effect on the financial statements.
9.	We have no knowledge of any allegations of fraud or suspected fraud affecting the entity received in communications from employees, former employees, analysts, regulators, short sellers, or others.
10.	Brownie’s Marine Group has no plans or intentions that may materially affect the carrying value or classification of assets and liabilities.

4061 SW 47th Avenue, Davie, FL, 33314

Phone (954) 462.5570 www.BrowniesMarineGroup.com

11.	The following have been properly recorded or disclosed in the financial statements:

a.	Related-party transactions, including sales, purchases, loans, transfers, leasing arrangements, and guarantees, and amounts receivable from or payable to related parties.
b.	Guarantees, whether written or oral, under which Brownie’s Marine Group is contingently liable.
c.	Significant estimates and material concentrations known to management that are required to be disclosed in accordance with ASC 275, Risks and Uncertainties. Significant estimates are estimates at the balance sheet date that could change materially within the next year. Concentrations refer to volumes of business, revenues, available sources of supply, or markets or geographic areas for which events could occur that would significantly disrupt normal finances within the next year.

12.	There are no:

a.	Violations or possible violations of laws or regulations whose effects should be considered for disclosure in the financial statements or as a basis for recording a loss contingency.
b.	Unasserted claims or assessments that our lawyer has advised are probable of assertion and must be disclosed in accordance with ASC 450, Contingencies.
c.	Other liabilities or gain or loss contingencies that are required to be accrued or disclosed by ASC 450, Contingencies.

13.	Brownie’s Marine Group has satisfactory title to all owned assets, and there are no liens or encumbrances on such assets nor has any asset been pledged as collateral.
14.	We have complied with all aspects of contractual agreements that would have a material effect on the financial statements in the event of noncompliance.
15.	We represent to you the following for Brownie’s Marine Group’s fair value measurements and disclosures:

a.	The underlying assumptions are reasonable, and they appropriately reflect management’s intent and ability to carry out its stated courses of action.
b.	The measurement methods and related assumptions used in determining fair value are appropriate in the circumstances and have been consistently applied.
c.	The disclosures related to fair values are complete, adequate, and in accordance with the applicable financial reporting framework.
d.	There are no subsequent events that require adjustments to the fair value measurements and disclosures included in the financial statements.

16.	We represent to you the following related to the development of Brownie’s Marine Group’s accounting estimates and related disclosures:

a.	The methods used are appropriate and consistently applied.
b.	The data used is accurate and complete.
c.	The significant assumptions used are reasonable.

17.	We confirm that revenue has been recognized in the financial statements in accordance with ASC 606 “Revenue from Contracts with Customers”. Specifically, we represent that:

All significant performance obligations under customer contracts have been identified and assessed.

a.	Revenue has only been recognized when control of the goods or services has transferred to the customer and the performance obligations have been fully satisfied.
b.	For all revenue recognized, we have obtained and retained appropriate supporting documentation, including executed contracts, invoices, delivery or completion evidence, and proof of payment, as applicable.
c.	There are no side agreements, undisclosed terms, or conditions that would affect the amount or timing of revenue recognized.

d.	All estimates and judgments used in determining the timing and amount of revenue recognition are reasonable and based on the best information available.
e.	We believe the methods and assumptions used in the application of the revenue recognition policy are appropriate and in accordance with ASC 606 Revenue recognition.

To the best of our knowledge and belief, no events have occurred subsequent to the balance sheet date and through the date of this letter that would require adjustment to or disclosure in the aforementioned financial statements.

Robert Carmichael, President and CEO

Shams Zaman, Controller

4061 SW 47th Avenue, Davie, FL, 33314

Phone (954) 462.5570 www.BrowniesMarineGroup.com

Exhibit A

Client:	Brownies Marine Group, Inc.
Engagement:	Audit 2025
Period Ending:	12/31/2025

Account	Description	Debit	Credit

Adjusting Journal Entries

Adjusting Journal Entries JE # 1

620250	Stock based Compensation	1,34,478
301000	Common Stock		4,812.00
302001	Additional Paid-up Capital		1,29,666.00
Total		1,34,478.00	1,34,478.00

Adjusting Journal Entries

Adjusting Journal Entries JE # 2

102600	Cash	8,400.00
701000	Other Income		8,400.00
Total		8,400.00	8,400.00

Adjusting Journal Entries

Adjusting Journal Entries JE # 3

203006	Loan Payable	10,000.00
201000	Accounts Payable		10,000.00
Total		10,000.00	10,000.00

4061 SW 47th Avenue, Davie, FL, 33314

Phone (954) 462.5570 www.BrowniesMarineGroup.com

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash	$307,886	$417,678
Accounts receivable - net	189,431	180,496
Accounts receivable - related parties	20,492	41,686
Inventory, net	2,339,931	2,062,279
Prepaid expenses and other current assets	182,373	328,785
Total current assets	3,040,113	3,030,924

Property, equipment and leasehold improvements, net	237,835	303,498
Operating lease assets	1,200,507	1,629,192
Intangible assets, net	441,099	501,489
Goodwill	249,986	249,986
Other assets	51,826	51,826
Total assets	$5,221,366	$5,766,915
Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$585,531	$675,950
Accounts payable - related parties	12,972	18,448
Customer deposits and unearned revenue	156,036	410,636
Other liabilities	157,188	386,402
Operating lease liabilities	484,078	394,672
Related party convertible demand note, net	29,717	38,772
Convertible notes	355,543	360,561
Current maturities long term debt	174,975	70,308
Related party notes payable	505,000	505,000
Total current liabilities	2,461,040	2,860,749
Loans payable, net of current portion	31,197	46,763
Convertible notes, net of current portion		-
Operating lease liabilities	794,857	1,279,444
Total liabilities	3,287,094	4,186,956
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding as of December 31, 2025 and December 31, 2024.	425	425
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; 503,267,153 shares issued and outstanding at December 31, 2025 and 449,430,955 shares issued and outstanding at December 31, 2024	50,328	44,950
Common stock payable 138,941 shares and 138,941 shares, as of December 31, 2025 and December 31, 2024, respectively.	14	14
Additional paid-in capital	19,914,863	19,461,898
Accumulated deficit	(18,031,358)	(17,927,329)
Total stockholders’ equity	$1,934,272	$1,579,960
Total liabilities and stockholders’ equity	$5,221,366	$5,766,915

The accompanying notes are an integral part of these consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31

	2025	2024
Net revenues
Net revenues	$6,879,759	$7,603,378
Net revenues - related parties	636,928	566,291
Total net revenues	7,516,687	8,169,669
Cost of net revenues
Cost of net revenues	4,302,597	4,461,167
Cost of net revenues - related parties	265,398	227,668
Royalties expense - related parties	44,497	51,256
Royalties expense	92,847	125,159
Total cost of net revenues	4,705,339	4,865,250
Gross profit	2,811,348	3,304,419
Operating expenses
Selling, general and administrative	2,955,021	3,441,130
Research and development costs	3,638	9,992
Total operating expenses	2,958,659	3,451,122
Loss from operations	(147,311)	(146,703)
Other (income) expense, net
Other income	126,363	(6,522)
Interest expense	(66,899)	(87,374)
Total other (income) expense - net	59,464	(93,896)
Loss income before provision for income taxes	(87,847)	(240,599)
Provision for income taxes	17,302	-
Net Income (loss)	$(105,149)	$(240,599)
Other Comprehensive Income
Unrealized gain on foreign currency contract	-	-
Total Other Comprehensive income	-	-
Comprehensive Income (loss)	(105,149)	(240,599)
Basic Diluted Income (loss) per common share	$(0.00)	$(0.00)
Diluted loss per common share	$(0.00)	$(0.00)
Basic weighted average common shares outstanding	474,856,113	438,937,858
Diluted weighted average common shares outstanding	474,856,113	438,937,858

The accompanying notes are an integral part of these consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Preferred Stock		Common Stock		Common Stock Payable		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholder’s Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	(DEFICIT)
December 31, 2023	425,000	$425	437,742,050	$43,775	138,941	$14	$19,236,068	$-	$(17,685,610)	$1,594,672
Shares issued Professional Services	-	-	850,000	85	-	-	8,415	-	-	8,500
Shares issued for salary reduction			8,241,759	824			59,176			60,000
Shares issued for accrued interest on convertible notes	-	-	731,634	73	-	-	33,265	-	-	33,338
Stock Option Expense	-	-	-	-	-	-	91,493	-	-	91,493
Shares Issued in error			1,865,492	187			32,370			32,557
To adjust balances from earlier year				(102)			(16)
Net Loss	-	-	-	-	-	-	-	-	(240,599)	(240,599)
December 31, 2024	425,000	$425	449,430,935	$44,951	138,941	$14	$19,460,785	$-	$(17,927,329)	$1,579,960

Shares issued for accrued interest on convertible notes	-	-	546,108	55	-	-	27,945	-	-	28,000
Shares issued for professional services
Shares issued for salary reduction			5,816,672	582			36,252			36,833
Stock Option Expense	-	-	-	-	-	-	12,600	-	-	12,600
Shares for director compensation			48,122,222	4,812			380,048			384,860
To record shares issued in error (treasury stock adjustment			(648,583)	(65)			(2,768)			(2,833)
Net Income(Loss)	-	-	-	-	-	-	-	-	(105,149)	(105,149)
December 31, 2025 (audited)	425,000	$425	503,267,154	$50,328	138,941	$14	$19,914,863	$-	$(18,031,358)	$1,934,272

The accompanying notes are an integral part of these consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024
Cash flows provided by operating activities:
Net Income (loss)	$(105,149)	(240,599)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	140,231	111,649
Amortization of debt discount	0	(22)
Amortization of right-of-use asset	428,685	304,301
Common stock issued for services	418,860	41,057
Shares issued for royalty	-	-
Reserve (recovery) for bad debt	-
Reserve for slow moving inventory	-
Reserve for Nomad recall		(86,300)
Shares issued for exclusivity	-	-
Stock based compensation - options	12,600	91,492
Stock based compensation - stock grant		60,000
Shares issued for accrued interest in convertible notes	28,000	33,338
Gain on settlement of debt	-	-
Gain on forgiveness of PPP loan	-	-
Changes in operating assets and liabilities
Change in accounts receivable, net	(8,935)	(96,356)
Change in accounts receivable - related parties	21,194	(9,556)
Change in inventory	(277,652)	(63,473)
Change in prepaid expenses and other current assets	146,412	(138,373)
Change in other assets		(21,102)
Change in ROU assets		(1,089,410)
Change in accounts payable and accrued liabilities	(90,420)	(136,641)
Change in customer deposits and unearned revenue	(254,600)	154,896
Change in long term lease	(395,181)	799,047
Change in other liabilities	(229,214)	20,747
Change in accounts payable - related parties	(5,476)	(28,130)
Net cash used in operating activities	(170,645)	(293,435)

Cash flows acquired (used) in investing activities:
Cash used in asset acquisition	(14,178)	-
Cash Acquired in acquisition	-	-
Cash used in purchase of fixed assets, net of debt	-	-
Purchase of fixed assets		(22)
Net cash acquired (used) in investing activities	(14,178)	(22)
Cash flows acquired (used) from financing activities:
Proceeds from issuance of common stock	-	-
Proceeds from issuance of units	-
Proceeds from exercise of Warrants	-	-
Proceeds of related party demand note		280,000
Proceeds on notes payable	185,469	-
Repayment of convertible debt	(14,073)	-
Principal reduction on notes payable	(96,368)
Repayment of debt		22
Net cash acquired (used) used in financing activities	75,028	280,022

Net change in cash	(109,794)	(13,434)

Cash, beginning balance	417,678	431,112
Cash, end of period	$307,886	417,678

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$38,899	54,036
Cash paid for operating lease liabilities (included in net cash used in operating activities)	499,729
Cash Paid for Income Taxes	$17,302	-

Supplemental disclosure of non-cash financing activities:
Shares issued for services	$418,860	$-
Stock based compensation- Options	$12,600	$-
Convertible notes issued for acquisition	$-	$-
Beneficial conversion feature on notes issued for acquisition	$-	$-
Common Stock issued for payment of convertible note interest	$28,000	33,338
Equipment obtained through financing	$-
Shares issued for royalty agreement	$-	$-

The accompanying notes are an integral part of these financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

Going Concern – The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of issuance of these financial statements. We incurred a net loss of 105,149 for the year ended December 31, 2025 and a net loss of $240,599 for year ended December 31, 2024. The Company had an accumulated deficit as of December 31, 2025 of $18,031,358.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per entity. At December 31, 2025 and 2024, the Company had approximately $55,000 and $85,000, respectively, in excess of the FDIC insured limit.

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

In accordance with ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), management believes that the historical loss information it has compiled is a reasonable base on which to determine expected credit losses for trade receivables held at December 31, 2025, because the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed significantly over time). As a result, management applied the applicable credit loss rates to determine the expected credit loss estimate for each aging category. Accordingly, the allowances for doubtful accounts totaled $20,552 and $23,490 at December 31, 2025 and 2024, respectively.

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

Goodwill

The Company records goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and intangible assets acquired, including related tax effects. Goodwill is not amortized; instead, goodwill is tested for impairment on an annual basis, or more frequently if the Company believes indicators of impairment exist. The Company first assesses qualitative factors such as macro-economic conditions, industry and market conditions, cost factors as well as other relevant events, to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. If the Company determines that the fair value is less than the carrying value, the Company will recognize an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. As of December 31, 2025 and 2024, there was no such impairment.

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

Unlike goodwill and indefinite-lived intangible assets, the accounting rules do not provide for an annual impairment test in determining whether fixed assets (e.g., property, plant, and equipment) and finite-lived intangible assets (e.g., customer lists) are impaired. Instead, they require that a triggering event occur before testing an asset for impairment. Once a triggering event has occurred, the impairment test employed is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test involves a comparison of undiscounted cash flows against the carrying value of the asset as an initial test. If the carrying value of such asset exceeds the undiscounted cash flow, the asset would be deemed to be impaired. Impairment would then be measured as the difference between the fair value of the fixed or amortizing intangible asset and the carrying value to determine the amount of the impairment. As of December 31, 2025 and 2024, there was no such impairment.

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

A breakdown of the total revenue between related party and non-related party revenue is as follows:

	2025	2024
Revenues	$6,879,759	$7,603,378
Revenues - related parties	636,928	566,291
Total Revenues	$7,516,687	$8,169,669

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

The breakdown of cost of sales to include cost of sales for related party and non-related party as well as the related party and non-related party royalty expense is as follows:

	2025	2024
Cost of revenues	$4,302,597	$4,461,167
Cost of revenues - related parties	265,398	227,668

Royalty expense - related parties	44,497	51,256
Royalty expense	92,847	125,159
Total cost of revenues	$4,705,339	$4,865,250

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

We categorize leases with contractual terms longer than twelve months as either operating or finance leases. Finance leases are generally those leases that would allow us to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment, net. All other leases are categorized as operating leases. We did not have any finance leases as of December 31, 2025 and 2024. Our leases generally have terms that range from three years for equipment and three to six years for property. We elected the accounting policy to include both the lease and non-lease components of our agreements as a single component and account for them as a lease.

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

Supplemental balance sheet information related to leases was as follows:

Operating Leases	Classification	December 31, 2025	December 31, 2024
Right-of-use assets	Operating lease assets	$1,200,507	$1,629,192

Current lease liabilities	Current operating lease liabilities	$484,078	$394,672
Non-current lease liabilities	Long-term operating lease liabilities	794,857	1,279,444
Total lease liabilities		$1,278,935	$1,674,116

Lease term and discount rate were as follows:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term (years)	2.39	3.43
Weighted average discount rate	7.75%	7.63%

The components of lease costs were as follows:

	December 31, 2025	December 31, 2024
Operating lease cost	$773,006	$171,292
Variable lease cost		2,125
Total lease costs	$773,006	$173,417

Supplemental disclosures of cash flow information related to leases were as follows:

	December 31, 2025	December 31, 2024
Cash paid for operating lease liabilities	$499,729	$468,138
Operating right of use assets obtained in exchange for operating lease liabilities	$1,200,507	$844,883

Maturities of lease liabilities were as follows as of December 31, 2025:

	Company Office	Submersible Systems Lease	Total lease
2026	335,610	222,886	558,496
2027	372,000	334,623	706,623
2028	217,000	19,177	236,177
Thereafter	-	-	0
Total	$924,610	$576,686	$1,501,296
Less: Imputed interest	(150,638)	(71,723)	(222,361)
Present value of lease liabilities	$773,972	$504,963	$1,278,935

Detailed information on leases can be found in Note 15.

Product development costs – Product development expenditures are charged to expenses as incurred.

Advertising and marketing costs – The Company expenses the costs of producing advertisements and marketing material at the time production occurs, and expenses the costs of communicating advertisements and participating in trade shows in the period in which they occur. Advertising and trade show expense incurred for the years ended December 31, 2025 and 2024, totaled $367,389 and $427,037, respectively.

Research and development costs – The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. During the years ended December 31, 2025 and 2024, the Company incurred research and development costs of $3,638 and $9,992, respectively.

Customer deposits and unearned revenue and returns policy – The Company typically takes a minimum 50% deposit against large tankfill systems prior to ordering and/or building the systems. It will also take deposits for large rescue tank orders for both domestic and international customers. The remaining balance due is payable upon delivery, shipment, or installation of the system. Additionally, returns of all other merchandise are subject to a 15% restocking fee as stated on each sales invoice. Customer deposits totaled $156,036 and $410,636 at December 31, 2025 and 2024, respectively.

Warranty policy – Under the provisions of the Financial Accounting Standards Board (“FASB”) ASC 460, Guarantor’s Guarantees, the Company accrues a liability for estimated warranty policy costs based on standard quantitative measures based on criteria established by the Company. Estimates of costs to service its warranty obligations are based on historical experience, expectation of future conditions and known product issues. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, revisions to the estimated warranty reserve would be required. The Company engages in product quality programs and processes, including monitoring and evaluating the quality of its suppliers, to help minimize warranty obligations. The Company provides its customers with an industry standard one year warranty on systems sold and recognizes a warranty allowance based on gross sales multiplied by the historical warranty expense return rate. The warranty allowance charged to cost of net revenues and is included in accrued expenses and is deemed sufficient to absorb any material or labor costs that might be incurred on sales recorded during the period. The Company recorded a allowance for warranty work of $40,468 and $40,468 at December 31, 2025 and 2024, respectively.

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

During the years ended December 31, 2025 and 2024, the Company recognized share based compensation with a fair value of $208,245 and $151,492 respectively.

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

At December 31, 2025, and 2024, the carrying amount of cash, accounts receivable, accounts receivable – related parties, accounts payable and accrued liabilities, accounts payable-related parties, customer deposits and unearned revenue, other liabilities, lease liabilities, loans payable and convertible debentures, approximate fair value because of the short maturity of these instruments.

Loss per common share – Basic loss per share excludes any dilutive effects of options, warrants and convertible securities. Basic loss per share is computed using the weighted- average number of outstanding common shares during the applicable period. Diluted loss per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. At December 31, 2025 and December 31, 2024, 474,856,113 and 438,937,858, respectively, potentially dilutive shares were not recognized as their inclusion would be anti-dilutive. These shares reflect shares potentially issuable under convertible note agreements, outstanding warrants, outstanding stock options and the conversion of preferred stock.

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

Note 2. Inventory

Inventory consists of the following as of:

	December 31,
	2025	2024

Raw materials	$1,477,422	$1,397,819
Work In Process	60,401	40,978
Finished goods	978,527	821,912
Rental Equipment	-
Allowance for Obsolete or Excess Inventory	(176,419)	(198,430)
Total Inventory, net	$2,339,931	$2,062,279

As of December 31, 2025 and 2024, the Company recorded allowances for obsolete or slow moving inventory of approximately $176,419 and $198,430, respectively.

Note 3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	December 31,
	2025	2024

Prepaid inventory	$122,094	$251,226
Prepaid expenses and other current assets	60,279	77,559
Total prepaid expenses and other current assets	$182,373	$328,785

Note 4. Property and Equipment, Net

Property and equipment consist of the following as of:

	December 31,
	2025	2024

Tooling and equipment	$639,526	$621,871
Computer equipment and software	57,765	57,765
Vehicles	61,341	61,341
Leasehold improvements	134,892	136,369
Total property and equipment	893,523	877,346
Less: accumulated depreciation and amortization	(655,688)	(573,848)
Total property and equipment, net	$237,835	$303,498

Depreciation and amortization expense totaled $ 144,051 and $171,535 for the years ended December 31, 2025 and 2024, respectively. Included in the depreciation and amortization expense for the year ending December 31, 2025 and 2024 is $72,467 and $119,071 for amortization of intangible assets, respectively.

Note 5. Other Assets

Other assets at December 31, 2025 and December 31, 2024 of $51,825 consisted of refundable deposits, respectively.

Note 6. Customer Credit and Vendor Concentrations

The Company sells products to three entities owned by the brother of Robert Carmichael and three companies owned by Robert Carmichael as further discussed in Note 7 - Related Parties Transactions. Combined sales to these six entities for the years ended December 31, 2025 and 2024, represented 8.7% and 6.9%, respectively, of total net revenues.

Related Parties represented concentration in outstanding accounts receivable of 10.8% of total outstanding accounts receivable as of December 31, 2025 and 16.0% as of December 31, 2024. Brownie’s Global Logistics, LLC represented concentration in outstanding accounts receivable of less than 10% of total outstanding accounts receivable as of December 31, 2025 and 2024.

Additionally, Amazon a non-related party customer, represented 1.0% of total outstanding accounts receivable as of December 31, 2025.

Revenue from Amazon accounted for 0.34.% of revenue for the year ended December 31, 2025, and 7.02% of total revenue for the year ended December 31, 2024.

The Company has two vendors for the year ended December 31, 2025, and two vendors for the year ended December 31, 2024, that supplied more than 10% each of the Company’s overall purchases. L&W supplied 14.84% and CM Batteries supplied 10.1% of overall purchases for the year ended December 31, 2024. Tian Li He Technology supplied 11.9% % and L&W supplied 14.4% of overall purchases for the year ended December 31, 2023.

Note 7. Related Party Transactions

We sell products to Brownie’s Southport Divers, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys, companies owned by the brother of Robert Carmichael. Combined net revenues from these entities for the years ended December 31, 2025 and 2024, totaled $636,928 and $566,291, respectively. Accounts receivable from Brownie’s Southport Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2025, were $9,444, $0 and $7,540, respectively. Accounts receivable from Brownie’s Southport Diver’s, Inc., Brownie’s Palm Beach Divers, and Brownie’s Yacht Toys at December 31, 2024, were $29,840, $6,318 and $3,138, respectively.

We also sell products to Brownie’s Global Logistics, LLC (“BGL”) and 940 Associates, Inc. (“940 A”), entities wholly-owned by Robert Carmichael. Combined net revenues from these two entities for the years ended December 31, 2025 and 2024 were $0. In addition, from time to time Mr. Carmichael purchases products from us for his personal use. Accounts receivable from BGL, 940 A and Mr. Carmichael totaled $0 at December 31, 2025 and December 31, 2024.

As of December 31, 2024, the Company $5,000 was due to Robert Carmichael for an advance to BLU3,Inc. No amount was due Robert Carmichael as of December 31, 2024.

We are a party to an exclusive license agreement, dated February 22, 2005, with 940 A to license the trademark “Brownies Third Lung”, “Tankfill”, “Brownies Public Safety” and various other related trademarks as listed in the agreement. The agreement provides for a royalty to be paid equal to the greater of 2.5% on all sales of Trebor or $15,000 per quarter. Total royalty fees paid to 940 A in the years ended December 31, 2025 and 2024 totaled $44,234 and $51,256, respectively. The Company had accrued royalties of $2,450 and $6,974 for the years ended December 31, 2025 and 2024, respectively.

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

Effective July 29, 2019 the Company agreed to pay the members of the Company’s board of directors, including Mr. Carmichael, an annual fee of $18,000 for serving on the Company’s board of directors for the year ending December 31, 2019. As of December 31, 2021, the Company had accrued $112,500 in such fees. On August 21, 2020 the Company’s board of directors approved the continuation of the 2019 Board compensation policy for the year ending December 31, 2024. As of December 31, 2024, the Company accrued an additional $9. In the third quarter of 2025. the Company issued a total of 48,122,22 shares of common stock as compensation for the accrued board of directors fees through the end of September 30, 2025. A total of 24,722,222 shares were issued at fair market value to Robert Carmicahel and 23,400,000 shares were issued at fair market value to Charles F. Hyatt for a total of $384,978 as payment for the accrued Board of Directors ‘fees.

On April 14, 2020 the Company entered into a Non-Qualified Stock Option Agreement with Robert. Carmichael. Under the terms of the option agreement, as additional compensation the Company granted Mr. Carmichael an option to purchase up to an aggregate of 125,000,000 shares of the Company’s common stock at an exercise price of $.045 per share. During the years ended December 31, 2025 and December 31, 2024 the Company nothing was expenses in relation with this option agreement, respectively. Such option expired unexercised on April 30, 2023.

On November 5, 2020 the Company entered into a Non-Qualified Option Agreement with Mr. Constable. Under the terms of this option agreement, as additional compensations, the Company granted an option (the “Bonus Option”) to purchase up to an aggregate of 30,000,000 shares of the Company’s common stock at an exercise price of $0.0184 per share. During the years ended December 31, 2025 and December 31, 2024, the Company nothing was expensed. As of December 31, 2023, 5,000,000 shares subject to option were vested. These options have been forfeited upon Mr. Constable’s resignation as Chief Executive Officer of the Company in June 2023.

On August 1, 2021 as part of the Blake Carmichael Agreement (see Note 15) the Company entered into a Non-Qualified Stock Option Agreement with Blake Carmichael. Under the terms of the Blake Carmichael agreement, Blake Carmichael is entitled to (i) a five-year option to purchase 3,759,400 shares of the Company’s common stock at an exercise price of $0.0399 per share (the “BC Compensation Options”), 33.3% of the shares subject to the option vested upon the execution of the agreement, 33% at the first anniversary date and 33% upon the second anniversary date and (ii) a five-year option to purchase up to 18,000,000 shares of common stock which vest annually on a contract year basis, based upon the achievement of certain revenue and EBITDA based financial metrics tied to revenue and EBITDA, which for the years ended December 31, 2025 and December 31, 2024 the Company expensed $0 and $49,448, respectively.

On November 5, 2022 the Company entered into a Non-Qualified Stock option agreement with Christopher Constable as part of his employment agreement as the Company’s Chief Executive Officer. Under the terms of the option agreement, the Company granted Mr. Constable a five-year immediately exercisable option to purchase 3,968,254 shares of the Company’s common stock at an exercise price of $0.0252 the “Compensation Options”. The fair value of the options on the date of the grant was $95,969 using the Black-Scholes option pricing model with the following assumptions: (i) risk free interest rate of .4.64%, (ii) expected life of 2.5 years, (iii) dividend yield of 0% and (iv) expected volatility of 256%. Stock option expense recognized during the years ended December 31, 2025 and December 31, 2024 for this option was $0. The option was forfeited unexercised 90 days after Mr. Constable’s resignation as Chief Executive Officer.

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

On November 14, 2023, the Company issued a promissory note in the principal amount of $150,000 to Charles Hyatt, a director, for working capital requirements and payment of certain expenses in connection with the Company’s business. The note bears interest at a rate of 9.9% per annum, and a default interest of 18% per annum. Interest payments are due and payable on a monthly basis. The Company may prepay the note in whole or in part, at any time without premium or penalty. The balance of $280,000 was outstanding under the note as of December 31, 2024. Pursuant to an amendment date November 13, 2004 the maturity date was extended from Mat 7, 2024 to May 5, 2025. Pursuant to an amendment dated June 11, 2025, the maturity date was extended from May 5, 2025 to November 7, 2025.

On February 5, 2024, the Company borrowed funds through the issuance of a promissory note in the principal amount of $280,000 to Charles Hyatt, a Company director, for working capital requirements and payment of certain expenses in connection with the Company’s business combinations. The maturity date of the note was August 6, 2024. The note bears interest at a rate of 9.9% per annum, and has a default interest rate of 18% per annum. Interest payments are and payable on a monthly basis. The Company may prepay the note in whole or in part, at any time without premium or penalty. The balance of $280,000 was outstanding as of December, and the due date was extended to a due date of May 5, 2025, pursuant to an amendment dated November 13, 2024. Pursuant to an amendment dated June 11, 2025, the maturity date was extended from May 5, 2025 to November 5, 2025,

On December 18, 2023, the Company issued a $25,000 note to Robert Carmichael for BLU3 working capital needs. The note bears no interest and is payable on demand.

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

On December 9, 2024 the Company issued 8,241,759 shares of commons stock to Blake Carmichael as compensation for a reduction in salary. The fair value of these shares was $60,000

On August 31, 2025 the Company issued 3,302,148 shares of commons stock to Blake Carmichael as compensation for a reduction in salary. The fair value of these shares was $22,667.

On September 30, 2025 the Company issued 648,583 shares of commons stock to Blake Carmichael as compensation for a reduction in salary. The fair value of these shares was $2,833.

On October 31, 2025 the Company issued 648,583 shares of commons stock to Blake Carmichael as compensation for a reduction in salary. The fair value of these shares was $2,833.

On November 30, 2025 the Company issued 648,583 shares of commons stock to Blake Carmichael as compensation for a reduction in salary. The fair value of these shares was $2,833.

On December 31, 2025 the Company issued 648,583 shares of commons stock to Blake Carmichael as compensation for a reduction in salary. The fair value of these shares was $2,833.

Note 8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the following as of:

	December 31, 2025	December 31, 2024

Accounts payable trade and other	$399,651	$293,706
Accrued payroll and fringe benefits	99,521	313,099
Accrued warranty expense	40,468	40,468

Accrued Sales Tax	45,890	39,938
Accrued interest	-	-
	$585,530	$687,211

Balances due certain vendors are in arrears to varying degrees. The Company is handling all delinquent accounts on a case-by-case basis.

Note 9. Other Liabilities

Other liabilities consist of the following as of:

	December 31, 2025	December 31, 2024

Accrued expenses	$148,188	$247,939
Accrued Board of Directors fees	9,000	220,500
	$157,188	$468,439

Note 10. Convertible Promissory Notes, Demand Notes and Loans Payable

Convertible Promissory Notes

Convertible Promissory Notes consist of the following at December 31, 2025:

			Origination	Original	Period End	Period End	Period End	Accrued
Origination	Maturity	Interest	Principal	Discount	Principal	Discount	Balance,	Interest
Date	Date	Rate	Balance	Balance	Balance	Balance	Net	Balance	Reg.
9/03/21	9/03/24	8%	$346,500	$	$346,500	$5,492	$351,992	-	(1)
9/03/21	9/03/24	8%	$3,500	$	3,500	52	3,552	-	(2)
9/30/22	Demand	8%	$66,793	$	66,793	(37,076)	29,717	-	(3)
09/14/2023	Demand	8%	$50,000		50,000	(5,000)	45,000		(4)
					$466,793	$(36,532)	$430,261	$-

A breakdown of current and long-term amounts due are as follows for the convertible promissory notes as of December 31, 2025:

	Summit Holdings V,	Tierra Vista Partners,	Robert Carmichael	Robert Carmichael
	LLC Note	LLC Note	LBI Note	BLU3 Note	Total
2024	$346,500	$3,500	$66,793	$50,000	$466,793
Discount	5,492	52	(37,076)	(5,000)	(36,532)
Total Loan Payments	$351,992	$3,552	$29,717	$45,000	$430,261
Current Portion of Loan Payable	$(351,992)	$(3,552)	$(29,717)	$(45,000)	$(430,261)
Non-Current Portion of Loan Payable	$-	$-	$-	$-	$-

(1)	On September 3, 2021, the Company issued an $346,500, 8% unsecured convertible promissory note payable to Summit Holding V, LLC as part of the acquisition of SSI. The note carries 8% unsecured convertible promissory note, due September 3, 2024. Payments on the note are payable quarterly commencing on December 31, 2021 at a rate equal to or to be equivalent to 50% of the adjusted net profit of Submersible Systems, Inc., payable calendar quarterly commencing on December 31, 2021. Interest is payable in company common stock at the conversion price rate of $0.051272 per share. and shall be paid quarterly. The note holder may convert any outstanding principal and unpaid interest at a conversion rate of $0.051272 at any time. up to the maturity date of the note. The Company recorded $12,355 for the beneficial conversion feature. The maturity due date of the note has been extended by the lender from September 3, 2024 while the lender and the Company work through and determine a restructuring of the note.

Payment Amortization
2024	$351,992
Total Note Payments	$0
Current portion of note payable	(351,992)
Non-Current Portion of Notes Payable	$-

(2)	On September 3, 2021, the Company issued a three-year 8% unsecured convertible promissory note for $3,500 to Tierra Vista Partners, LLC as part of the acquisition of SSI. Payments on the note are to be equivalent to 50% of the adjusted net profit of SSI, payable calendar quarterly commencing on December 31, 2021. Interest is payable quarterly in common stock of the Company at the conversion price of $0.051272 per share. The note holder may convert any outstanding principal and unpaid interest at a conversion rate of $0.051272 at any time up to the maturity date of the note. The Company recorded $125 for the beneficial conversion feature. The due date on this note has been extended by the lender while the Company works through a restructure of the note.

Payment Amortization
2024	$3,552
Total Note Payments	$0
Current portion of note payable	(3,552)
Non-Current Portion of Notes Payable	$-

(3)	On September 30, 2022, the Company issued a convertible demand 8% promissory note in the principal amount of $66,793 to Robert Carmichael for funds of LBI. There is no amortization schedule for the note, and interest is payable in shares of common stock of the Company at a conversion price equal to the 90 day VWAP of the Company’s stock prior to the quarterly interest payment date. This note is classified as a current liability as the note holder may demand payment or convert the outstanding principal at a conversion rate of $0.021 per share at any time. The Company recorded $19,250 for the beneficial conversion feature. The Company has made payments totalling $17,826 towards this note.

(4)	On September 14, 2023, the Company issued a convertible demand 8% promissory note in the principal amount of $50,000 to Robert Carmichael for working capital needs of BLU3. There is no amortization schedule for the note, and interest is payable in shares of common stock of the Company at a conversion price equal to the 90 day (“VWAP”) of the Company’s common stock prior to the quarterly interest payment date. The note holder may demand payment or convert the outstanding principal at a conversion rate of $0.01351 per share at any time. The conversion rate was calculated at a 35% discount to the 90 day VWAP of the Company’s stock as of the date of the note. The Company recorded $-0- for the beneficial conversion feature. As this conversion rate is a fixed rate, the embedded conversion feature is not a derivative liability. The outstanding balance on this note was $50,000 as of December 31, 2024 and December 31, 2023. Mr. Carmichael has waived interest payments on this note effective September 14, 2023. The Company has made payments totalling $5,000 towards this note.

Demand Notes

On November 14, 2023, the Company issued a promissory note in the principal amount of $150,000 to Charles Hyatt, a director, for working capital requirements and payment of certain expenses in connection with the Company’s business combinations. The maturity date of the Note is May 7, 2024 (the “Maturity Date”). The Note bears interest at a rate of 9.9% per annum, and a default interest of 18% per annum. Interest payments shall be due and payable on a monthly basis. The Company may prepay the Note in whole or in part, at any time without premium or penalty. The balance of $280,000 was outstanding as of December 31, 2024, and the Maturity Date was extended to a due date of May 5, 2025, pursuant to an amendment dated November 13, 2024. Pursuant to an amendment dated June 11, 2025, the Maturity Date was extended from May 5, 2025 to November 7, 2025.

On February 5, 2024, the Company borrowed funds through the issuance of a promissory note in the principal amount of $280,000 to Charles Hyatt, a Company director, for working capital requirements and payment of certain expenses in connection with the Company’s business combinations. The maturity date of the note was August 6, 2024. The note bears interest at a rate of 9.9% per annum, and has a default interest rate of 18% per annum. Interest payments are and payable on a monthly basis. The Company may prepay the note in whole or in part, at any time without premium or penalty. The balance of $280,000 was outstanding as of December, and the maturity date was extended to May 5, 2025, pursuant to an amendment dated November 13, 2024. Pursuant to an amendment dated June 11, 2025, the maturity date was extended from May 5, 2025 to November 5, 2025.

Loans Payable

	Mercedes BTL (1)	Navitas 2021 BLU3 (2)	NFS SSI (3)	Navitas 2022 BLU3 (4)	Navitas 2024 BLU3 (5)		Navitas 2024 BTL (6)		Total
		$-	$-	$-	$		$		$
2025
2026	-	4,769				6,304		4,411		15,484
2027	-	-				7,091		5,002		12,093
2028	-	-				7,977		5,672		13,649
Thereafter	-	-				708		4,747		5,455
Total Loan Payments		4,769				22,081		19,832		46,682
Current Portion of Loan Payable		(4,769)				(6,304)		(4,411)		(15,484)
Non-Current Portion of Loan Payable	-		-	-		15,777		15,421		31,198

(1)	On August 21, 2020, the Company executed an instalment sales contract with Mercedes Benz Coconut Creek for the purchase of a 2019 Mercedes Benz Sprinter delivery van. The instalment agreement is for $55,841 with a zero interest rate payable over 60 months with a monthly payment of $931 and is personally guaranteed by Robert Carmichael. The loan balance as of December 31, 2024 was $8,686 and $19,855 as of December 31, 2023. This loan was paid off in 2025.

(2)	On May 19, 2021, subsidiary BLU3, executed an equipment finance agreement to finance the purchase of certain plastic molding equipment through Navitas Credit Corp. (“Navitas”). The amount financed is $75,764 payable over 60 equal monthly instalments of $1,611 (the “Navitas 1”). The equipment finance agreement contains customary events of default. The loan balance as of December 31, 2025 was $4,769 and $24,362 as of December 31, 2024.

(3)	On June 29, 2022, SSI executed an equipment financing agreement with NFS Leasing (“NFS Leasing”) to secure replacement production molds. The total purchase price of the molds was $84,500 of which $63,375 was financed by NFS Leasing on August 15, 2022. The financing agreement has a 33 month term beginning in August 2022 with a monthly payment of $2,571. The financing agreement contains customary events of default, is guaranteed by the Company and NFS Leasing has a lien on all of the assets of SSI. The loan balance as of December 31, 2024 and December 31, 2023 was $12,329 and $38,607, respectively. This loan was paid off in 2025.

(4)	On December 12, 2022, BLU3 executed an equipment finance agreement to finance the purchase of certain plastic molding equipment through Navitas Credit Corp. (“Navitas”). The amount financed is $63,689 payable over 36 equal monthly installments of $2,083 (“Navitas 2”). The equipment finance agreement contains customary events of default. The loan balance as of December 31, 2025 was 0 and $44,839 as of December 31, 2023. This loan was paid off in 2025.

(5)	On February 12, 2024, BLU3 executed an inventory finance agreement to finance the purchase of certain equipment stock through Navitas. The amount financed is $32,274 payable over 60 equal monthly installments of $715. The inventory finance agreement contains customary events of default. The loan balance as of December 31, 2025 and 2024 was $22,817 and $27,685.respectively.

(6)	On September 4, 2024, BLU3 executed an inventory finance agreement to finance the purchase of certain equipment stock through Navitas. The amount financed is $24,620 payable over 60 equal monthly installments of $602. The inventory finance agreement contains customary events of default. The loan balance as of December 31, 2025 and, 2024 was $19,832 and $224,024, respectively.

Note 11. Business Combinations

Gold Coast Scuba, LLC Asset Acquisition

On May 2, 2022, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Gold Coast Scuba, LLC., Steven M. Gagas and William Frenier, the sole members of Gold Coast Scuba (together, the “LLC Members”) and Live Blue, Inc. Pursuant to the terms of the Asset Purchase Agreement, Live Blue, Inc., acquired substantially all of Gold Coast Scuba’s assets and assumed certain non-material liabilities of the business associated with these assets. In addition, LBI assumed the lease for the premises for Gold Coast Scuba as part of this asset acquisition.

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

On September 17, 2024, the Company entered into an intellectual property rights purchase and transfer agreement with a buyer for the purpose of purchasing the IP assets, fixed assets and inventory of Gold Coast Scuba from LBI for $118,989 which includes $18,500 IP assets and $100,489 for the fixed assets and inventory of LBI. As of December 31, 2025 approximately $10,000 remains outstanding related to this agreement.

Note 12. Goodwill and Intangible Assets, Net

The following table sets forth the changes in the carrying amount of the Company’s Goodwill for the years ended December 31, 2025 and 2024:

	2025	2024
Balance, January 1	$249,986	$249,986
Balance, December 31	$249,986	$249,986

The following table sets forth the components of the Company’s intangible assets at December 31, 2025:

	Amortization Period (Years)	Cost	Accumulated Amortization	Net Book Value
Intangible Assets Subject to amortization
Trademarks	15	$121,000	$(32,835)	$88,165
Customer Relationships	10	600,000	(250,000)	350,000
Non-Compete Agreements	5	22,000	(19,066)	2,934
Total		$743,000	$(301,901)	$441,099

The aggregate amortization remaining on the intangible assets as of December 31, 2025 is a follows:

Intangible Amortization
2025	$12,076
2026	71,367
2027	68,067
2028	68,067
Thereafter	$221,522
Total	$441,099

Note 13. Stockholders’ Equity Common Stock

Issuance of common stocks and warrants :

For year ended December 31, 2023:

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

For year ended December 31, 2024:

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

For year ended December 31. 2025:

On August 31, 2025 the Company issued 3,302,148 shares of commons stock to Blake Carmichael as compensation for a reduction in salary. The fair value of these shares was $22,667.

On September 30, 2025 the Company issued 648,583 shares of commons stock to Blake Carmichael as compensation for a reduction in salary. The fair value of these shares was $2,833.

On October 31, 2025 the Company issued 648,583 shares of commons stock to Blake Carmichael as compensation for a reduction in salary. The fair value of these shares was $2,833.

On November 30, 2025 the Company issued 648,583 shares of commons stock to Blake Carmichael as compensation for a reduction in salary. The fair value of these shares was $2,833.

On November 30, 2025, the Company issued 24,722,222 shares of common stock to Robert Carmichael as compensation for his services for the board of directors of the Company from January 2017 to November 30, 2025. The fair value for these shares was $197,778

On November 30, 2025, the Company issued 23,400,000 shares of common stock to Charles Freddie Hyatt as compensation for his services for the board of directors of the Company from April 2019 November 30, 2025. The fair value of these shares was $187,200.

On December 31, 2025 the Company issued 216,616 shares of commons stock to Blake Carmichael as compensation for a reduction in salary. The fair value of these shares was $2,833.

Preferred Stock

During the second quarter of 2010, the holder of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of blank check preferred stock. The blank check preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by our Board of Directors of the Company from time to time in accordance with the provisions of the Florida Business Corporation Act. In April 2011 the Board of Directors designated 425,000 shares of the blank check preferred stock as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into a share of the Company’s common stock at any time at the option of the holder at a conversion price of $18.23 per share. Holders of shares of Series A Convertible Preferred Stock are entitled to 250 votes for each share held. The Company’s common stock and Series A Convertible Preferred Stock vote together as on any matters submitted to our shareholders for a vote. As of December 31, 2025 and 2024, 425,000 shares of Series A Convertible Preferred Stock outstanding are owned by Robert Carmichael.

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

Equity Compensation Plan Information as of December 31, 2025:

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

Options

For the years ended December 31, 2025 and 2024, the Company has issued no options under equity compensation plan. Upon exercise, shares of common stock are issued by the Company.

For the years ended December 31, 2025 and 2024, the Company recognized an expense of approximately $16,200 and $91,492, respectively, of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a Black-Scholes option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. The Company uses straight-line amortization of compensation expense over the requisite service period for time-based options. For performance-based options the Company evaluates the likelihood of a vesting qualification being met, and will establish the expense based on that evaluation. The maximum contractual term of the Company’s stock options is 5 years. The Company recognizes forfeitures as they occur. Options to purchase approximately 5,806,266 shares have vested as of December 31, 2025.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the Black-Scholes option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Year ended December 31,
	2025	2024
Expected volatility	249.0% - 339.4%	266.0% - 346.4%
Expected term	.5 – 4.5 Years	1.5 - 5.0 Years
Risk-free interest rate	0.16% - 2.58%	0.21% - 3.18%
Forfeiture Rate	0% %	2.2%

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

A summary of the status of the Company’s outstanding stock options as of December 31, 2025 and 2024 and changes during the periods ending on that date is as follows:

			Weighted
	Weighted		Average
	Average		Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life in Years	Value
Outstanding at December 31, 2024	238,439,167	$0.0362	1.43
Granted	-	-
Forfeited	(170,999,530)	0.0379
Exercised	-	-
Cancelled	-	-
Outstanding – December 31, 2025	67,439,637	$0.0362	1.43
Exercisable – December 31, 2025	41,057,753	$0.0321	1.33	$68,994

Granted	-	-
Forfeited	(1,475,000)	0.0379
Exercised	-	-
Expired	(35,295,237)	0.0180
Cancelled	-	-
Outstanding – December 31, 2025	30,669,400	$0.0432	1.68
Exercisable – December 31, 2025	5,806,266	$0.0448	2.01	$-

The following table summarizes information about employee stock options outstanding at December 31, 2025.

Range of Exercise Price	Number outstanding at December 31, 2025	Weighted average remaining life	Weighted average exercise price	Number exercisable at December 31, 2025	Weighted average exercise price	Weighted average remaining life
$ 0.0229 - $0.0325	50,000	.62	$0.0302	50,000	$0.0302	.62
$ 0.0360 - $0.0425	22,659,400	.55	$0.0398	4,659,400	$0.0395	.42
$ 0.0440 - $0.0531	7,960,000	.60	$0.0531	2,350,000	$0.0530	.44
Outstanding options	30,669,400	.68	$0.0432	7,059,400	$0.0448	.43

As of December 31, 2025, the Company had approximately $987,800 of unrecognized pre-tax non-cash compensation expense related to options to performance based options to purchase shares, which the Company expects to recognize, based on a weighted-average period of 2.01 years. The Company uses straight-line amortization of compensation expense over the requisite service period for time-based options. For performance-based options the Company evaluates the likelihood of a vesting qualification being met, and will establish the expense based on that evaluation. Stock option expense recognized during the year ended December 31, 2025 and December 31, 2025 was $12,600 and $91,492, respectively.

Warrants

On January 18, 2023 and February 18, 2023, the Company issued to Charles Hyatt, an aggregate of 11,428,570 units, with each unit consisting of one share of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $0.0175 per share in consideration of $200,000.

A summary of the Company’s warrants as of December 31, 2025 and 2024, and changes during the years ended December 31, 2025 and 2024 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Life in Years	Value
Outstanding at December 31, 2024	25,684,521	$.0247	.55
Granted
Forfeited
Exercised	-	-
Cancelled	-	-
Outstanding – December 31, 2025	25,684,521	$0.0247	.55
Exercisable – December 31, 2025	25,684,521	$0.0247	.55	$12,000

Granted	-	-
Forfeited	14,255,952)	-
Exercised	-	-
Cancelled	-	-
Outstanding – December 31, 2025	11,428,570	$0.0250	0.9
Exercisable – December 31, 202	11,428,570	$0.0250	0.9	$-

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

The components of the provision for income tax expense are as follows for the years ended:

	December 31,
	2025	2024
Current taxes
Federal	$18,447	$—
State	6,299	—
Current taxes	24,746	—
True up for new state tax rate	(7,254)
Perm differences	1,393
Temp differences	21,803	62,146
Change in valuation allowance	(23,656)	(62,146)

Provision for income tax expense	$17,302	$—

The following is a summary of the significant components of the Company’s deferred tax assets and liabilities at December 31, 2025 and 2024:

	December 31,
	2025	2024
Deferred tax assets:
Equity based compensation	$435,652	$416,237
Allowance for doubtful accounts	5,209	5,954
Deferred Rent	6,372	(1,796)
Reserves for slow moving inventory	44,394	50,292
Depreciation	87,285	52,867
Reserve for recall	10,247	0
Net operating loss carry forward	1,995,307	2,027,000
Total deferred tax assets	2,584,466	2,550,554
Deferred tax liabilities
Reserve for recall	-	-
Total deferred tax asset (liability)	-	-
Total deferred tax	2,584,466	2,550,554
Valuation allowance	(2,584,466)	(2,550,554)

Deferred tax assets, net of valuation allowance	$-	$-

The effective tax rate used for calculation of the deferred taxes as of December 31, 2025 was (26.93)%. The Company has established a 100% valuation allowance against deferred tax assets of approximately $2,584,466, due to the uncertainty regarding realization reserve against the deferred tax assets. The change in valuation allowance was a decrease of $33,912. The Company has approximately $3,346,650 of net loss carryforward that expire through 2037 and $1,525,938 that carryforward indefinitely but is limited to 80% of taxable income in any one year.

The effective tax rate used for calculation of the deferred taxes as of December 31, 2025 was 26.66%. The Company has established a 100% valuation allowance against deferred tax assets of $2,584,466 due to the uncertainty regarding realization reserve against the deferred tax assets. The change in valuation allowance was a decrease of $33,912.

The significant differences between the statutory tax rate and the effective tax rates for the Company for the years ended are as follows:

	December 31,
	2025	2024
Statutory tax rate-Federal	21.00%	21.00%
State tax, net of Federal benefits	7.17%	(4.00)%
True up for new state tax rate	8.26%
Permanent differences	(1.58)%	0.11%
Temporary differences	(24.82)%	(1.17)%
Change in valuation allowance	23.76%	26.06%
Effective tax rate	(13.740)%	—%

The Company’s income tax returns for 2020 through 2025 remain subject to examination by the Internal Revenue Services and state tax authorities.

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

Royalty Agreement

On June 30, 2020, the Company entered into Amendment No. 2 to its Patent License Agreement with Setaysha Technical Solutions, LLC (“STS”). The amendment set certain limits and expectations of the assistance from STS related to designing and commercializing certain diving products and revised the royalty payments due to STS as consideration for uncompensated services. The Company is obligated to pay STS a minimum yearly royalty of $60,000, or $15,000 per fiscal quarter, beginning in December 2019 and increasing by 2.15% per year. The minimum royalty was temporarily increased to $60,000 for fiscal years 2022, 2023 and 2024, with a fourth quarter true up against earned royalties. In addition, if the Company terminates the Agreement with STS prior to December 31, 2023, the Company is obligated to pay STS $180,000, less cumulative royalties paid in excess of $200,174 for the years 2019 through 2024. In accordance with the amendment, the Company will pay additional minimum royalties of $60,000 per year or $15,000 per quarter for the years 2022 through 2024. On January 24, 2024, the Company entered into Addendum No. 3 to the STS Agreement. Addendum No. 3 delays the additional minimum yearly royalty of $60,000, or $15,000 per fiscal quarter from 2024 to 2025. Therefore, no additional minimum royalty was required during 2024, but will be required beginning the fiscal first quarter of 2025. 2025 will be the final year of the additional minimum royalty under the STS agreement. On November 1, 2022 the Company issued to the designees of STS 1,155,881 shares of common stock with a fair value of $30,000 in accordance with the Patent License Agreement. Royalty recorded under the Amended agreement was $91,907 and $125,159 for the years ended December 31, 2025 and 2024, respectively. As included in other liabilities, accrued royalties under this Agreement were $21,678 and $35,020 at December 31, 2025 and 2024, respectively.

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

In addition, Mrs. Buban shall be entitled to receive a five-year stock option to purchase up to 8,610,000 shares of common stock of the Company at an exercise price of $0.0531 per share, which vests upon the attainment of certain defined annual financial metrics, as set forth in the Buban Employment Agreement.

On May 2, 2022, the Company entered into a two-year employment agreement with Steven Gagas (the “Gagas Employment Agreement”) pursuant to which Mr. Gagas shall serve as the General Manager of the dive shop currently operating within LBI. In consideration for his services Mr. Gagas shall receive an annual salary of $50,000. The agreement terminated upon Mr. Gagas’ retirement in January 2024.

On January 17, 2022, the Company entered into an agreement with The Crone Law Group, PC (“CLG”) for the provision of legal services. In consideration therefor, the Company will pay CLG a monthly flat fee of $3,000 for the SEC reporting work, and its normal hourly rate for any other legal work and issued 1,000,000 shares of common stock with a fair market value of $27,500 to CLG. Mr. Gagas retired in January, 2024

On December 22, 2022, the U.S. Consumer Products Safety Commission (the “CPSC”) issued a voluntary recall notice for the Nomad tankless dive system, which is distributed by BLU3, Inc. As part of the recall procedure, the CPSC approved the Company’s proposed remedy for the recall and BLU3 began to receive units back from consumers for repair in [provide month and year]. The Company has evaluated the costs of this recall and has deemed it necessary to set an allowance of $160,500 for such costs. In 2024, the Company finalized the recall and adjusted the reserve down to zero reflecting that all expenses related to the recall had been realized.

Legal

There are no outstanding legal issues as of December 31, 2025

Note 16. Subsequent Events

No subsequent events.

