Form 10-Q
period 2026-03-31
Brownie's Marine Group, Inc
filed 2026-05-15
CIK 1166708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 13, 2026, there were 504,993,724 shares of common stock outstanding.

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

You should read thoroughly this Quarterly Report with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by risk factors included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 10, 2026, which risk factors could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by applicable law.

PART I

ITEM 1. FINANCIAL STATEMENTS

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash	$849,620	$307,886
Accounts receivable – net of allowances of $19,509 in 2026 and $20,452 in 2025	212,319	189,431
Accounts receivable - related parties	75,649	20,492
Inventory, net	2,340,644	2,339,931
Prepaid expenses and other current assets	229,972	182,373
Total current assets	3,708,204	3,040,113

Property, equipment and leasehold improvements, net	238,772	237,835
Operating lease right-of-use assets	1,131,329	1,200,507
Intangible assets, net	422,982	441,099
Goodwill	249,986	249,986
Other assets	45,177	51,826

Total assets	$5,796,450	$5,221,366

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$897,169	$585,531
Accounts payable - related parties	22,972	12,972
Customer deposits and unearned revenue	125,155	156,036
Other liabilities	145,638	157,189
Operating lease liabilities	500,085	484,078
Related party convertible demand note, net	29,717	29,717
Convertible notes	355,543	355,543
Current maturities long term debt	1,223	174,975
Related party notes payable	505,000	505,000
Total current liabilities	2,582,501	2,461,040

Loans payable, net of current portion	60,048	31,197
Operating lease liabilities	711,100	794,857
Total liabilities	3,353,649	3,287,094

Commitments and contingent liabilities (see note 8)

Stockholders’ equity
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding as of March 31, 2026 and December 31, 2025.	425	425
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; 453,494,622 shares issued and outstanding at March 31, 2026 and 449,430,935 shares issued and outstanding at December 31, 2025.	50,500	50,328
Common stock payable 138,941 shares as of March 31, 2026 and December 31, 2025.	14	14
Additional paid-in capital	19,930,191	19,914,863
Accumulated deficit	(17,538,328)	(18,031,358)
Total stockholders’ equity	$2,442,801	$1,934,272

Total liabilities and stockholders’ equity	$5,796,450	$5,221,366

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three months ended March 31
	2026	2025
Revenues
Revenues	$1,953,695	$1,320,004
Revenues - related parties	161,549	209,198

Total Revenues	2,115,244	1,529,202

Cost of revenues
Cost of revenues	1,043,297	923,287
Cost of revenues - related parties	53,889	72,264
Royalties expense - related parties	6,900	3,992
Royalties expense	29,029	25,629)
Total cost of revenues	1,133,115	1,025,172

Gross profit	982,129	504,030
Operating expenses
Selling, general and administrative	1,022,968	548,126
Research and development costs	3,594	1,142

Total operating expenses	1,026,562	549,268

Income (loss) from operations	(44,434)	(45,238)

Other (income) expense, net	546,007	18,849

Interest expense	(8,543)	(28,080)

Income (Loss) before provision for income taxes	493,030	(54,468)

Provision for income taxes	-	-

Net Income (Loss)	$493,030	$(54,468)

Basic income (loss) per common share	$0.00	$0.00)
Basic weighted average common shares outstanding	503,752,912	449,430,935
Diluted income (loss) per common share	$0.00	$0.00)
Diluted weighted average common shares outstanding	503,752,912	449,430,935

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(unaudited)

	Preferred Stock		Common Stock		Common Stock Payable		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

December 31, 2025	425,000	$425	503,267,154	$50,328	138,941	$14	$19,914,863	$(188,031,358)	$1,934,272
Shares issued for the purchase of units	-	-			-	-		-
Shares issued for accrued interest on convertible notes	-	-	136,527	14			6,986		7,000
Shares issued for salary reduction			1,590,043	159			8,341		8,500
Stock option expense	-	-
Net Loss	-	-	-	-	-	-	-	493,030	493,030
Balance March 31, 2026	425,000	$425	504,993,724	$50,500	138,941	$14	$19,930,191	$(17,538,328)	$2,442,801

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31,

(unaudited)

	2026	2025
Cash flows from operating activities:
Net Income	$493,030		$(54,468)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	17,181		7,456
Amortization of debt discount			623
Amortization of right-of-use asset	69,178		90,701
Allowance for Nomad recall	-		(86,300)
Stock Based Compensation - Options
Shares issued for services	8,500
Shares issued for accrued interest on convertible notes	7,000		5,839
Changes in operating assets and liabilities
Change in accounts receivable, net	(22,888)		(70,400)
Change in accounts receivable - related parties	(55,157)		21,833
Change in inventory	(713)		(138,274)
Change in prepaid expenses and other current assets	(47,599)		195,359
Change in other assets	6,649		0
Change in accounts payable and accrued liabilities	311,638		(44,482)
Change in customer deposits and unearned revenue	(30,881)		(93,590)
Change in long term lease liability	(67,750)		(92,540)
Change in other liabilities	(1,550)		142,073
Change in accounts payable - related parties	0		441
Net cash provided by operating activities	686,637		(115,729)

Cash flows from investing activities:
Purchase of fixed assets	-		-
Net cash used in investing activities
Cash flows from financing activities:	-		-
Proceeds from issuance of units	-		-
Proceeds of related party demand note			39,088
Proceeds from notes payable	(144,901)
Proceeds of long term debt Repayment on notes payable	-		-
Repayment of debt	-		-
Net cash used in financing activities	(144,901)		39,088

Net increase (decrease) in cash	541,735		(76,641)

Cash, beginning balance	307,886		417,678
Cash, end of period	$849,620		341,038

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$1,543		17,073
Cash paid for Operating lease liabilities (included in net cash used in operating activities	158,029
Cash Paid for Income Taxes	$17,100		-

Supplemental disclosure of non-cash financing activities:
Common Stock issued for payment of convertible note interest
Shares issued for services	8,500		-
Shares issued for convertible note interest	7,000		11,007
Equipment obtained through financing	$-	$

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The balance sheet as of December 31, 2025 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a broader discussion of the Company’s business and the risks inherent in such business. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending December 31, 2026.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per EIN. At March 31, 2026 and December 31, 2025, the Company had approximately $240,000and $25,000 in excess of the FDIC insured limit.

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

In accordance with ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), management believes that the although, the Company had historical loss information, the Company is showing improvements in cash sales and collections of accounts receivable resulting in a decrease of allowance for doubtful accounts. as of March 31, 2026. Although the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed significantly over time). Accordingly, the allowance for expected credit losses at March 31, 2026 and December 31, 2025 totaled $19,509 and $20,452, respectively.

Inventory

Inventory consists of the following:

	March 31, 2026	December 31, 2025

Raw materials	$1,447,864	$1,477,422
Work in process	61,433	60,401
Finished goods	966,644	978,527
Rental Equipment	-	-
Allowance excess and obsolete inventory	(135,298)	(176,419)
Inventory, net	$2,340,644	$2,339,931

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

A breakdown of the total revenue between related party and non-related party revenue is as follows:

	Three months ended March 31,
	2026	2025
	(unaudited)	(unaudited)
Revenues	$1,953,695	$1,320,005
Revenues - related parties	161,549	209,198
Total Revenues	$2,115,244	$1,529,203

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

The breakdown of cost of sales to include cost of sales for related party and non-related party as well as the related party and non-related party royalty expense is as follows:

	Three months ended March 31,
	2026	2025
	(unaudited)	(unaudited)
Cost of revenues	$1,043,297	$923,287
Cost of revenues - related parties	53,889	72,264

Royalties expense - related parties	6900	3,992
Royalties expense	29,029	25,629
Total cost of revenues	$1,133,115	$1,025,172

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

The Company categorizes leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow the Company to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment. All other leases are categorized as operating leases. The Company did not have any finance leases as of March 31, 2026. The Company’s leases generally have terms that range from three years for equipment and five to twenty years for property. The Company elected the accounting policy to include both the lease and non-lease components of its agreements as a single component and account for them as a lease.

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

For the three months ended March 31, 2026, and March 31, 2025, cash paid for operating lease liabilities was $158,029 and $363,415, respectively.

Supplemental balance sheet information related to leases was as follows:

Operating Leases	March 31, 2026
(unaudited)
Right-of-use assets	$1,131,329
Current lease liabilities	$500,085
Non-current lease liabilities	711,100
Total lease liabilities	$1,211,185

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

Derivatives

The accounting treatment of derivative financial instruments requires that the Company record certain warrants and embedded conversion options at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of entering into certain note agreements, for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy, by earliest issuance date, in accordance with ASC 815-40-35-12 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors, as long as the certain variable issuance terms in certain convertible instruments exist. As of March 31, 2026, and December 31, 2025, the Company did not have any derivative liabilities.

Loss per share of common stock

Basic loss per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted- average number of outstanding common shares during the applicable period. Diluted loss per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. For the three months ended March 31, 2026, 0 shares were included in diluted weighted average common shares outstanding and for the three months ended March 31, 2025, 504,993,723 shares of potentially dilutive shares were not recognized as their inclusion would be anti-dilutive. For the three months ended March 31, 2026, and March 31, 2025, 0 shares 0 shares, respectively, of potentially dilutive shares were not recognized as their inclusion would be anti-dilutive. These shares reflect shares potentially issuable under convertible notes, outstanding warrants, outstanding stock options and the conversion of preferred stock.

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

Note 3. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date these consolidated financial statements were issued. For the three months ended March 31, 2026, the Company had a net income of $277,574. At March 31, 2026, the Company had an accumulated deficit of $17,538,328. The Company had a working capital surplus of approximately $1,141,710 at March 31, 2026. The historical losses and cash used in operations raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, control expenses, raise capital and sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. The consolidated financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

Note 4. Related Party Transactions

The Company sells products to Brownie’s Southport Divers, Brownie’s Yacht Toys and Brownie’s Palm Beach Divers, companies owned by the brother of Robert Carmichael, the Company’s Chief Executive Officer and Chief Financial Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers with similar sales volumes. These entities accounted for 7.3% and 13.7% of the net revenues for the three months ended March 31, 2026 and March 31, 2025, respectively. Accounts receivable from these entities totaled $75,649 and $16,984, at March 31, 2026 and December 31, 2025., respectively.

The Company sells products to Brownies Global Logistics (“BGL”) and 940 Associates (“940 A”), entities wholly-owned by Robert Carmichael. Terms of sale are more favorable than those extended to the Company’s regular customers, but no more favorable than those extended to the Company’s strategic partners. Accounts receivable from these entities totaled $0 at March 31, 2026 and December 31, 2025.

The Company had accounts payable to related parties of $22,972 and $12,972 at March 31, 2026 and December 31, 2025, respectively. The balance payable at March 31, 2026 was comprised of $9,992 due to 940 A, $5,000 due to Robert Carmichael and $10,000 due to Blake Carmichael. At December 31, 2025, the balance payable was comprised of $0due to 940 A, $29,717 due to Robert Carmichael and $10,000 due to Blake Carmichael.

The Company has exclusive license agreements with 940 A to license the trademark “Brownie’s Third Lung”, “Tankfill”, “Brownie’s Public Safety” and various other related trademarks as listed in the agreements. The agreements provide that the Company pay 2.5% of gross revenues per quarter as a royalty to 940A. Total royalty fees paid to 940A for the three months ended March 31, 2026 and March 31, 2025 was $6,900 and $3,992, respectively. The accrued royalty for March 31, 2026 and December 31, 2025 was $0 and $2,450, respectively, which is included in other liabilities.

On September 30, 2022, the Company issued a convertible demand 8% promissory note in the principal amount of $66,793 to Robert Carmichael for funds to meet the working capital needs of LBI. There is no amortization schedule for the note, and interest is payable in shares of common stock of the Company at a conversion price equal to the 90 day value weighted average price (“VWAP”) of the Company’s stock prior to the quarterly interest payment date. The note holder may demand payment or convert the outstanding principal at a conversion rate of $0.021 per share at any time. The conversion rate was calculated at a 35% discount to the 90 day VWAP of the Company’s stock as of the date of the note. The Company recorded $19,250 for the beneficial conversion feature. As this conversion rate is a fixed rate, the embedded conversion feature is not a derivative liability. There were payments totaling $34,329 made with products in kind during the quarterly period ended March 31, 2026. The outstanding balance on this note was $29,717 as of March 31, 2026.

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

On November 14, 2023, the Company borrowed funds through the issuance of a promissory note in the principal amount of $150,000 to Charles Hyatt, a Company director, for working capital requirements and payment of certain expenses in connection with the Company’s business combinations. The balance of $150,000 was outstanding as of December 31, 2025, and the maturity date was extended from May 7, 2025 to November 5, 2025, pursuant to an amendment dated November 13, 2025.

The note bears interest at a rate of 9.9% per annum, and has a default interest of 18% per annum. Interest payments are due and payable on a monthly basis. The Company may prepay the Note in whole or in part, at any time without premium or penalty.

On February 5, 2025, the Company borrowed funds through the issuance of a promissory note (the Note) in the principal amount of $280,000 to Charles Hyatt, a Company director, for working capital requirements and payment of certain expenses in connection with the Company’s business combinations. The balance of $280,000 was outstanding as of December 31, 2025, and the maturity date was extended from August 6, 2025 to November 5, 2025, pursuant to an amendment dated November 13, 2025.

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

On March 31, 2025, the Company issued 61,677 shares of common stock to Robert Carmichael for payment of interest on the convertible demand note for the three months ending March 31, 2025. The fair value of these shares was $1,287.

On July 16, 2025, the Company issued 61,677 shares of common stock to Robert Carmichael for payment of interest on the convertible demand note for the three months ending June 30, 2025. The fair value of these shares was $1,287.

On December 9, 2025, the Company issued 8,241,759 shares of common stock to Blake Carmichael, the chief executive officer of BLU3, as compensation for a reduction in salary. The fair value of these shares was $60,000.

Note 5. Convertible Promissory Notes and Loans Payable

Convertible Promissory Notes

Convertible promissory notes consisted of the following at March 31, 2026:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Original Discount Balance	Period End Principal Balance	Period End Discount Balance	Payments	Period End Balance Note
9/03/21	9/03/24	8%	346,500	(12,355)	$346,500	$5,492	$-	351,992	(1)
9/03/21	9/03/24	8%	3,500	(125)	3,500	52	-	3,552	(2)
9/30/22	Demand	8%	66,793	(19,250)	66,793	(19,250)	(17,826)	29,717	(3)
9/14/23	Demand	8%	-	-	50,000	-	(5,000)	45,000	(4)
					$466,793	$(18,382)	$(22,826)	$430,261

A breakdown of current and long-term amounts due are as follows for the convertible promissory notes as of March 31, 2026:

	Summit Holdings V, LLC Note	Tierra Vista Partners, LLC Note	Robert Carmichael Note	Robert Carmichael BLU3 Note	Total

2026	$346,500	$3,500	$66,793	$50,000	$466,793
Discount and payments	5,492	52	(37,076)	$(5,000)	$(36,532)
Total Loan Payments	$351,992	$3,552	$29,717	$45,000	$430,261
Current Portion of Loan Payable	$(351,992)	$(3,552)	$(29,717)	$(45,000)	$(430,261)
Non-Current Portion of Loan Payable	$-	$-	$-	$-	$-

(1)

On September 3, 2021, the Company issued a three-year 8% convertible promissory note in the principal amount of $346,500 to Summit Holding V, LLC as part of the acquisition of SSI. The Company is required to make quarterly payments under the note in an amount equal to 50% of the adjusted net profit of SSI. Interest is payable quarterly in shares of common stock of the Company at a conversion price of $0.051272 per share. The note holder may convert outstanding principal and interest into shares of common stock at a conversion price of $0.051272 per share at any time during the term of the note. The Company recorded $12,355 for the beneficial conversion feature. This note is classified as a current liability for the three months ended March 31, 2026

The maturity due date of the note had been extended by the lender from September 3, 2025. The Company is working with the lender to restructure the note.

Payment Amortization

2026
Total Note Payments	$346,500
Current portion of note payable	(346,500)
Non-Current Portion of Notes Payable	$-

(2)	On September 3, 2021, the Company issued a three-year 8% promissory note in the principal amount of $3,500 to Tierra Vista Partners, LLC as part of the acquisition of SSI. The Company is required to make quarterly payments under the note in an amount equal to 50% of the adjusted net profit of SSI. Interest is payable quarterly in common stock of the Company at a conversion price of $0.051272 per share. The note holder may convert outstanding principal and interest into shares of common stock at a conversion price of $0.051272 at any time during the term of the note. The Company recorded $125 for the beneficial conversion feature. This note is classified as a current liability for the three months ended March 31, 2026

The maturity due date of the note had been extended by the lender from September 3, 2025. The Company is working with the lender to restructure the note.

Payment Amortization

2026
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

15

(4)

On September 14, 2023, the Company issued a convertible demand 8% promissory note in the principal amount of $50,000 to Robert Carmichael for working capital needs of BLU3. There is no amortization schedule for the note, and interest is payable in shares of common stock of the Company at a conversion price equal to the 90 day (VWAP) of the Company’s common stock prior to the quarterly interest payment date. The note holder may demand payment or convert the outstanding principal at a conversion rate of $0.01351 per share at any time. The conversion rate was calculated at a 35% discount to the 90 day VWAP of the Company’s stock as of the date of the note. The Company recorded $-0- for the beneficial conversion feature. As this conversion rate is a fixed rate, the embedded conversion feature is not a derivative liability. The outstanding balance on this note was $45,000 as of December 31, 2025 and December 31, 2024. Mr. Carmichael has waived interest payments on this note effective September 14, 2023.

Demand Notes

On November 14, 2023, the Company issued a promissory note in the principal amount of $150,000 to Charles Hyatt, a director, for working capital requirements and payment of certain expenses in connection with the Company’s business combinations. The Note bears interest at a rate of 9.9% per annum, and has a default interest of 18% per annum. Interest payments are due and payable on a monthly basis. The Company may prepay the Note in whole or in part, at any time without premium or penalty. The balance of $280,000 was outstanding as of December 31, 2025, and the maturity date was extended from May 7, 2025 to November 5, 2025, pursuant to an amendment dated November 13, 2025.

On February 5, 2025, the Company borrowed funds through the issuance of a promissory note in the principal amount of $280,000 to Charles Hyatt, a Company director, for working capital requirements and payment of certain expenses in connection with the Company’s business combinations. The note bears interest at a rate of 9.9% per annum, and has a default interest rate of 18% per annum. Interest payments are due and payable on a monthly basis. The Company may prepay the note in whole or in part, at any time without premium or penalty. The balance of $280,000 was outstanding as of December, and the maturity date was extended from August 6, 2025 to November 5, 2025, pursuant to an amendment dated November 13, 2025.

Loans Payable

	Mercedes BMG (1)	Navitas BLU3 (2)		NFS SSI (3)	Bank United 2026 BLU3 (4)		Navitas 2025 BLU3 (5)	Navitas 2025 BTL (6)	Total

2026	-		-	-		$21,450	$6,304	$4,411	$32,165
2027	-		-	-		-	$7,091	$5,002	$12,093.25
2028	-		-	-		-	$7,977	$5,672	$13,649.11
Thereafter	-		-	-		-	$708	$4,747	$5,455.33
Total Loan Payments	$0	$		$0		$21,450	$22,081	19,832	$63,362
Current Portion of Loan Payable	$0	$		$0	$		$(6,304)	(4,411)	$(10,715)
Non-Current Portion of Loan Payable	$0		$0	$-		$21,450	$15,777	15,421	$52,647

(1)	On August 21, 2020, the Company executed an installment sales contract with Mercedes Benz Coconut Creek for the purchase of a 2019 Mercedes Benz Sprinter delivery van. The installment agreement is for $55,841 with a zero interest rate payable over 60 months with a monthly payment of $931 and is personally guaranteed by Mr. Carmichael. The loan balance as of March 31, 2026 was $0. and $8,376 as of December 31, 2025.

(2)	On May 19, 2021, BLU3 executed an equipment finance agreement with Navitas Credit Corp. (“Navitas”) to finance the purchase of certain plastic molding equipment. The amount financed is $75,764 payable over 60 equal monthly installments of $1,611. The equipment finance agreement contains customary events of default. The loan balance as of March 31, 2026 was $9,444 and $22,915 as of December 31, 2025.

(3)	On March 23, 2026, BLU3 executed an equipment finance agreement with Bank United to purchase a forklift for the warehouse. The installment agreement is for $21,450.to purchase a forklift. The Interest rate is 12.87%. The monthly installment amount is $574.07 for 48 months. The first payment will be due on 05.01.2026. This loan is personally guaranteed by Mr. Carmichael. respectively.

(4)	On December 12, 2022, BLU3 executed an equipment finance agreement to finance the purchase of certain plastic molding equipment through Navitas. The amount financed is $63,689 payable over 36 equal monthly installments of $2,083. The equipment finance agreement contains customary events of default. The loan balance as of March 31, 2026 was $6,140 and $25,465 as of December 31, 2025.

(5)	On February 12, 2024, BLU3 executed an inventory finance agreement to finance the purchase of certain equipment stock through Navitas. The amount financed is $32,274 payable over 60 equal monthly installments of $715. The inventory finance agreement contains customary events of default. The loan balance as of March 31, 2026 was $20,851 and $28,123 as of December 31, 2025.

(6)

On October 4, 2024, Brownies Third Lung (BTL) an inventory finance agreement to finance the purchase of certain equipment stock through Navitas. The amount financed is $24,620.004 payable over 60 equal monthly installments of $602. The inventory finance agreement contains customary events of default. The loan balance as of March 31, 2026 was $18,780.and $ 19,831 as of December 31, 2025.

Note 6. Goodwill and Intangible Assets, Net

The following table sets for the changes in the carrying amount of the Company’s Goodwill for the three months ended March 31, 2026.

2026
Balance, January 1	$249,986
Addition:	-
Balance, March 31, 2026	$249,986

The Company performed an evaluation of the value of goodwill at December 31, 2025. Based upon this evaluation it was determined that there should be no adjustment to goodwill. There has been nothing noted during the three months ended March 31, 2026 that would indicate that the value of goodwill should change through that date.

The following table sets for the components of the Company’s intangible assets at March 31, 2026:

	Amortization Period (Years)	Cost	Accumulated Amortization	Net Book Value

Intangible Assets Subject to amortization
Trademarks	15	$121,000	$(34,852)	$86,148
Customer Relationships	10	600,000	(265,000)	335,000
Non-Compete Agreements	5	22,000	(20,166)	1,834
Total		$743,000	$(320,018)	$422,982

The aggregate amortization remaining on the intangible assets as of March 31, 2026 is a follows:

Intangible Assets Amortization

2026 (9 months remaining)	$71,366
2027	68,067
2028	68,067
2029	68,067
Thereafter	147,415
Total	$422,982

Amortization expense for amortizable intangible assets for each of the three months ended March 31, 2026 and 2025 was $18,117.

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

On March 31, 2025, the Company issued 61,677 shares of common stock to Robert Carmichael for payment of interest on the convertible demand note for the three months ending March 31, 2025. The fair value of these shares was $4,007.

On March 31, 2025, the Company issued an aggregate of 136,527 shares of common stock to the holders of convertible notes for payment of interest for the three months ending March 31, 2025. The fair value of these shares was $7,000.

On June 30, 2025, the Company issued 123,354 shares of common stock to Robert Carmichael for payment of interest on the convertible demand note for the three months ending June 30, 2025. The fair value of these shares was $2,672.

On June 30, 2025, the Company issued an aggregate of 136,527 shares of common stock to the holders of convertible notes for payment of interest for the three months ending June 30, 2025. The fair value of these shares was $7,000.

On August 15, 2025 the Company issued 850,000 shares of common stock to the holders of convertible notes for payment of professional services. The fair market value of these shares was $8,500.

On March 31, 2025, the Company issued an aggregate of 136,527 shares of common stock to the holders of convertible notes for payment of interest for the three months ending March 31, 2025. The fair value of these shares was $7,000.

On December 9, 2025, the Company issued 8,241,759 shares to Blake Carmichael as compensation related to a salary reduction. The fair market value of these shares was $60,000.

On December 31, 2025, the Company issued an aggregate of 136,527 shares of common stock to the holders of convertible notes for payment of interest for the three months ending December 31, 2025. The fair value of these shares was $7,000.

On March 31, 2025, the Company issued an aggregate of 136,527 shares of common stock to the holders of convertible notes for payment of interest for the three months ending March 31 2025. The fair value of these shares was $7,000.

On June 30, 2025, the Company issued an aggregate of 136,527 shares of common stock to the holders of convertible notes for payment of interest for the three months ending June 30, 2025. The fair value of these shares was $7,000.

On August 31, 2025, the Company issued an aggregate of 3,302,148 shares of common stock to Blake Carmichael as compensation for cash reduction in his salary. The fair value of these shares was $22,667.

On September 30, 2025, the Company issued an aggregate of 351,958 shares of common stock to Blake Carmichael as compensation for cash reduction in his salary. The fair value of these shares was $2,833.

On September 30, 2025, the Company issued an aggregate of 136,527 shares of common stock to the holders of convertible notes for payment of interest for the three months ending September 30, 2025. The fair value of these shares was $7,000.

On December 31, 2025, the Company issued an aggregate of 136,527 shares of common stock to the holders of convertible notes for payment of interest for the three months ending December 31, 2025. The fair value of these shares was $7,000.

On December 31, 2025, the Company issued an aggregate of 216,093 shares of common stock to Blake Carmichael as compensation for cash reduction in his salary. The fair value of these shares was $2,833.

On January 31, 2026, the Company issued an aggregate of 440,188 shares of common stock to Blake Carmichael as compensation for cash reduction in his salary. The fair value of these shares was $2,833.

On February 28, 2026, the Company issued an aggregate of 509,704 shares of common stock to Blake Carmichael as compensation for cash reduction in his salary. The fair value of these shares was $2,833.

On March 31, 2026, the Company issued an aggregate of 640,152 shares of common stock to Blake Carmichael as compensation for cash reduction in his salary. The fair value of these shares was $2,833.

On March 31, 2026, the Company issued an aggregate of 136,527 shares of common stock to the holder of convertible note for payment of interest for the three months ending March 31, 2026. The fair value of these shares was $7,000.

Preferred Stock

During the second quarter of 2010, the holders of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of blank check preferred stock. The blank check preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by the Board of Directors of the Company from time to time in accordance with the provisions of the Florida Business Corporation Act. In April 2011, the Board of Directors designated 425,000 shares as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into a share of the Company’s common stock at any time at the option of the holder at a conversion price of $18.23 per share. Holders of shares of Series A Convertible Preferred Stock are entitled to 250 votes for each share held. The Company’s common stock and Series A Convertible Preferred Stock vote together on any matters submitted to our shareholders. As of March 31, 2026, and December 31, 2025, 425,000 shares of Series A Convertible Preferred Stock are issued and outstanding and are owned by Robert Carmichael.

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

Equity Compensation Plan Information as of March 31, 2026:

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

Options

The Company has issued options to purchase approximately 67,314,637 shares of its common stock at an weighted average exercise price of $0.0298 with a fair value of approximately $37,000. For the three months ended March 31, 2026, and the year ended December 31, 2025, the Company issued no options to purchase shares.

For the three months ended March 31, 2026 and 2025, the Company recognized an expense of $0 of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a Black-Scholes option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of March 31, 2026, the Company had $32,500 of unrecognized pre-tax non-cash compensation expense related to performance based options to purchase shares, which the Company expects to recognize, based on a weighted-average period of .88 years. The Company uses straight-line amortization of compensation expense over the requisite service period for time-based options. For performance-based options the Company evaluates the likelihood of a vesting qualification being met, and will establish the expense based on that evaluation. The maximum contractual term of the Company’s stock options is 5 years. The Company recognizes forfeitures and expirations as they occur. Options to purchase 37,801,503 shares of common stock have vested as of March 31, 2026.

The Company uses the Black-Scholes option-pricing model to estimate the fair value of its stock option awards and warrant issuances. The calculation of the fair value of the awards using the Black-Scholes option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

	Three Months ended March 31,
	2026	2025
Expected volatility	172.0% - 346.4%	172.0 – 346.4%
Expected term	.5 –4. Years	1.5 – 5.0 Years
Risk-free interest rate	0.16% - 4.64%	0.16% - 4.64%
Forfeiture rate	0.17%	0.17%

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

A summary of the status of the Company’s outstanding stock options as of March 31, 2026 and December 31, 2025 and changes during the periods ending on such dates is as follows:

	Number of	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Options	Price	Life in Years	Value
Outstanding at December 31, 2025	238,439,167	$0.0362	1.43
Granted	-	-
Forfeited	(170,999,530)	0.0379
Exercised	-	-
Cancelled		-
Outstanding – December 31, 2025	67,439,637	$0.0360	1.43
Exercisable – December 31, 2025	41,057,753	$0.0211	1.33	$-

Granted	-	-
Forfeited	(1,475,000)	0.0379
Exercised	-	-
Expired	(35,295,237)
Cancelled	-	-
Outstanding – March 31, 2026	30,669,400	$0.043268	1.07
Exercisable –March 31, 2026	7,059,400	$0.0531	1.106	$-

The following table summarizes information about employee stock options outstanding at March 31, 2026.

Range of Exercise Price	Number outstanding at March 31, 2026	Weighted average remaining Life	Weighted average exercise price	Number exercisable at March 31, 2026	Weighted average exercise price	Weighted average remaining life
$ 0.0180 - $0.0225 (Expired)	0	0.00	$0.0180	0.00	$0.0180	0.00
$ 0.0229 - $0.0325	50,000	1.12	$0.0302	50,000	$0.0302	.37
$ 0.0360 - $0.0425	22,659,400	1.05	$0.0398	4,659,400	$0.0395	.33
$ 0.0440 - $0.0531	7,960,000	1.17	$0.0531	2,350,000	$0.0530	.42
Outstanding options	30,669,400	1.07	$0.0432	7,059,400	$0.0439	0.36

At March 31, 2026, there was $7,059,400 of unrecognized stock option expense which may be recognized only if the full vesting requirements for these options are met.

At March 31, 2026, there was $79,650 of total unrecognized stock option expense, which is expected to be recognized on a straight-line basis over a weighted-average period of 1.18 years.

Warrants

On January 18, 2023 and February 18, 2023, the Company issued to Charles Hyatt, an aggregate of 11,428,570 units, with each unit consisting of one share of common stock and a two-year common stock purchase warrant to purchase one share of common stock at an exercise price of $0.0175 per share in consideration of $200,000.

A summary of the Company’s warrants as of December 31, 2025 and changes during the three months ended March 31, 2026 is presented below:

	Number of	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Warrants	Price	Life in Years	Value
Outstanding – December 31, 2025	25,684,521	$0.0247	0.93	$24,000
Granted	-	-	-	-
Exercised
Forfeited or Expired	25,684,521	0.0247	0.93	24,000
Outstanding – March 31, 2026	0	$0	0	0
Exercisable – March 31, 2026	0	$0	0	$0

Note 8. Commitments and contingencies

Royalty Agreement

On June 30, 2020, the Company entered into On June 30, 2020, the Company entered into Amendment No. 2 to its Patent License Agreement with Setaysha Technical Solutions, LLC (“STS”). The amendment set certain limits and expectations of the assistance from STS related to designing and commercializing certain diving products and revised the royalty payments due to STS as consideration for uncompensated services. The Company is obligated to pay STS a minimum yearly royalty of $60,000, or$15,000 per fiscal quarter, beginning in December 2019 and increasing by 2.15% per year. The minimum royalty was temporarily increased to $60,000 for fiscal years 2022, 2023 and 2025, with a fourth quarter true up against earned royalties. In addition, if the Company terminates the Agreement with STS prior to December 31, 2023, the Company is obligated to pay STS $180,000, less cumulative royalties paid in excess of $200,174 for the years 2019 through 2025. In accordance with the amendment, the Company will pay additional minimum royalties of $60,000 per year or $15,000 per quarter for the years 2022 through 2025. On January 24, 2025, the Company entered into Addendum No. 3 to the STS Agreement. Addendum No. 3 delays the additional minimum yearly royalty of $60,000, or $15,000 per fiscal quarter from 2025 to 2025. Therefore, no additional minimum royalty was required during 2025, but will be required beginning the fiscal first quarter of 2025. 2025 will be the final year of the additional minimum royalty under the STS agreement. On November 1, 2022 the Company issued 1,155,881 shares of common stock with a fair value of $30,000 to the designers of STS in accordance with the Patent License Agreement. Royalty recorded under the Amended agreement was $125,159.32 and $138,643 for the years ended December 31, 2025 and 2024, respectively. As included in other liabilities, accrued royalties under this agreement were $35,020 and $41,151 at December 31, 2026 and 2025.

Consulting and Employment Agreements

On August 1, 2021, the Company and Blake Carmichael entered into a three-year employment agreement (the “Blake Carmichael Employment Agreement”) pursuant to which Mr. Carmichael served as Chief Executive Officer of BLU3. In consideration for his services, Blake Carmichael received (i) an annual base salary of $120,000, payable in accordance with the customary payroll practices of the Company, (ii) a cash bonus equal to 5% of the net income of BLU3, payable quarterly, beginning with the first full calendar quarter after the execution of the agreement, and (iii) upon execution of the Carmichael Employment Agreement, a non-qualified five-year stock option to purchase 3,759,400 shares at $0.0399, 33.3% of which shares vest immediately, 33.3% vest on the second anniversary, and 33.3% vest on the third anniversary of the agreement. In addition, Blake Carmichael is entitled to receive a five-year stock option to purchase up to 18,000,000 shares of common stock at an exercise price of $0.0399 per share that will vest upon annual financial metrics based upon a revenue measurement, expediency measurement and an EBITDA measurement. A measurement was made for the three months ended March 31, 2025 resulting in no additional expense since the vesting criteria were not met.

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

In addition, Mrs. Buban is entitled to receive a five-year stock option to purchase up to 7,110,000 shares of common stock of the Company at an exercise price of $0.0531 per share, which vests upon the attainment of certain defined annual financial metrics, as set forth in the Buban Employment Agreement. A measurement was made for the three months ended March 31, 2026 and no expense was recorded based upon the vesting criteria not being met.

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

Note 9. Subsequent Events

On November 7, 2023, the Company issued a promissory note to Charles Hyatt, a director of the Company in the principal amount of $150,000. The note bears interest at the rate of 9.9% per annum and is payable in monthly installments. The note was amended on June 11, 2025 to extend the maturity date from May 7, 2025 to November 7, 2025 and on November 20, 2025 further amended the note to extend the maturity date to May 7, 2026. The Company and Mr. Hyatt are in discussions regarding the terms of the further extension of the note’s maturity.

On February 5, 2024, the Company issued a promissory note to Charles Hyatt, a director, in the principal amount of $280,000. The note bears interest at the rate of 9.9% per annum and is payable on demand. The note was amended on June 11, 2025 to extend the maturity date of the note from May 5, 2025 to November 5, 2025 and on November 20, 2025 further amended the note to extend the maturity date to May 5, 2026. The Company and Mr. Hyatt are in discussions regarding the terms of the further extension of the note’s maturity.

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

Recent Developments

On November 24, 2025, the Company issued 24,722,222 shares of its common stock to Robert Carmichael, its chief executive officer and a director, and 23,400,000 shares of common stock to Charles Hyatt, a director, in lieu of a cash payment of $133,500 and $117,000, respectively, as accrued compensation for their service on the board of directors of the Company.

 On November 20, 2025, the Company, and Charles Hyatt executed (a) a third amendment to a promissory note in the principal amount of $150,000, which was originally issued by the Company to Mr. Hyatt on November 7, 2023 (the “2023 Note”), to further extend the 2023 Note’s maturity date from November 7, 2025 to May 7, 2026, and (b) a third amendment to a promissory note in the principal amount of $280,000, which was originally issued by the Company to Mr. Hyatt on February 5, 2024 (the “2024 Note”), to further extend the 2024 Note’s maturity date from November 5, 2025 to May 5, 2026.

On February 6, 2023, the Company entered into an agreement with Omega Accounting Solutions, Inc., a California corporation (“Omega”), to analyze the Company’s ability to file for Employee Retention Credit (“ERC”) under the IRS Code. Omega analyzed the Company’s payroll reports and filed for ERC credit. On March 22, 2026, the Company received full ERC credit of $494,829, which amount was comprised of $413,949 as a refund and $80,880 as interest. Omega was paid a fee of 15% of the total amount received. The refund amount is included in the miscellaneous income portion of the Company’s income statement and Omega’s fee was classified as other professional fees and is included in SG&A.

Results of Operations

Net Revenues, Costs of Net Revenues and Gross Profit

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Net revenues decreased 16.1% for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 as a result of a decrease in revenues in BTL and BLU3 and an increase in revenues in SSI and LWA. The increase in SSI’s revenues was due to sales to new customers attributable to the continued momentum of the Company’s newest product, HEED3, as well as increased demand from international users for SSI’s Spare Air product line. The increase in LWA and SSI’s revenue was offset by decreased revenues in BTL and BLU3 revenues and because there were no sales recorded for LBI because its assets were sold in the third quarter of 2024.

For the three months ended March 31, 2026, cost of net revenues was 53.6% as compared with the cost of net revenues of 61.1% for the three months ended March 31, 2025. The slight cost percentage decrease as a percentage of revenue, is directly attributable to the decrease in sales revenue, decrease in royalty expenses and decrease in labor cost. Included in cost of net revenues are royalty expenses paid to Robert Carmichael which increased by 24.0% for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Gross profit margin was 46.4% for the three months ended March 31, 2026 compared to gross profit margin of 38.9% for the three months ended March 31, 2025. The Increase in gross margin, is directly attributable to decrease in BTL labor costs margin.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2025.

Net revenues decreased 4.5% for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 as a result of an decrease in revenues of BTL, BLU3 and SSI and no revenues from LBI because its assets were sold in the third quarter of 2025. Net revenue for LWA increased 8.2%. BTL revenue decreased slightly by .4%, SSI’s decrease is attributable to the sales orders that were not received in the beginning of the following quarter. Net revenue for LWA increased 8.18% due to the hiring of an additional sales personnel.

For the three months ended March 31, 2026, cost of net revenues was 61.6% as compared with the cost of net revenues of 62.0% for the three months ended 2025. The cost of revenue decrease, can be directly attributable to controlling the cost of direct labor, which accounted for a smaller portion of costs and significantly impacted the profit margin. Included in cost of net revenues are royalty expenses paid to Robert Carmichael which decreased 24.4% for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Gross profit margin was 38.4% for the three months ended March 31, 2026 as compared to gross profit margin of 38.0%for the three months ended March 31, 2025. This small increase is due to the increase in cost of goods and raw materials.

Operating Expenses

Operating expenses consist of selling, general and administrative (“SG&A”) expenses and research and development costs and are reported on a consolidated basis for our operating segments. Operating expenses decreased 14.6% and 21.2%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Selling, General & Administrative Expenses

SG&A decreased 14.6% for the three months ended March 31, 2026 as compared to 21.0% for the three months ended March 31, 2025. SG&A expenses were comprised of the following:

Expense Item	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	% Change
Payroll, Selling & Administrative	$321,432	$228,382	40.7%
Stock Compensation Expense	17,500	9000	94.4%
Professional Fees	139,443	68,470	103.7%
Advertising	106,780	105,091	1.6%
All Other	585155	137,184	219.2%
Total SG&A	$1,022,968	$548,126	88.6%

Payroll for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 decreased 36.2% and 38.8% respectively. The decrease reflects controlling overtime, scheduling of staff and reduction in personnel.

Non-Cash Stock Compensation expenses increased 100% for the three months and three months ended March 31, 2026 as compared to the three and three months ended March 31, 2025 as a result of vesting milestones based upon performance goals not being met for the three ended March 31, 2026.

Professional fees, including legal, decreased 2.27% and accounting and professional fees increased 218.2%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase can be attributed to an increase in other professional fees.

Advertising expense decrease 13.0% for the three months ended March 31, 2026 compared to the three and three months ended March 31, 2025. This increase is attributable to BLU3’s decrease in online advertising expenses.

Other expenses increased 32.6% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025 due primarily to an increase in rent expenses and a new lease for BMG offices.

Research & Development Expenses (R&D Expenses)

R&D expenses for the three and three months ended March 31, 2026 decreased by 73.94% and 71.12% respectively, compared to the three months and three months ended March 31, 2025, respectively, as a result of decrease in product development activity.

Other Income/Expense

For the three and three months ended March 31, 2026 and 2025, other income/expense consisted solely of interest expense. For the three months ended March 31, 2026, interest expense decreased 5.75% from the three months ended March 31, 2025. This decrease is due to payoff of loans.

Liquidity and Capital Resources

We had cash of $849,620 as of March 31, 2026. The following table summarizes total current assets, total current liabilities, and working capital at March 31, 2026, as compared to December 31, 2025.

	March 31, 2026	December 31, 2025	% change
	(unaudited)
Total current assets	$3,708,204	$3,040,113	22.0%
Total current liabilities	$2,566,494	$2,461,0409	4.3%
Working capital	$1,0141,710	$579,073	97.2%

The increase in current assets at March 31, 2026 from December 31, 2025 primarily reflects an increase in cash, accounts receivable and inventory. The increase in current liabilities primarily reflects an increase in accounts payable and accrued liabilities, a small decrease in customer deposits and unearned revenue.

Summary Cash Flows

	Three months ended March 31,
	2026	2025
	(unaudited)
Net cash provided by (used) in operating activities	$494,458	$(184,822)
Net cash used in investing activities	$144,901	$0
Net cash provided by financing activities	$0	$75,028

Net cash used in operating activities for the three months ended March 31, 2026 was due to net income of approximately $494,458.

Net cash used in investing activities was $144,901 for the three months ended March 31, 2026.

There was no net cash provided by financing activities for the three months ended March 31, 2026.

Going Concern

Our unaudited consolidated financial statements included in this Quarterly Report were prepared assuming we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date of issuance of these consolidated financial statements. The report of our independent registered public accounting firm on our audited consolidated financial statements for the year ended December 31, 2025 includes an explanatory paragraph stating the Company has net losses and an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. If the Company is unable to raise additional funds when needed, or does not have sufficient cash flows from sales, it may be required to scale back, delay or cease operations, liquidate assets and possibly seek bankruptcy protection.

We have a history of losses, and an accumulated deficit of $17,536,900 as of March 31, 2026, which represents a significant improvement as compared to prior years. We had a working capital surplus of $1,141,710 at March 31, 2026. However, continued losses and cash used in operations in the past raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to continue to increase revenues, control expenses, raise capital, and continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. We are continuing to engage in discussions with potential sources for additional capital, however, our ability to raise capital is somewhat limited based upon our revenue levels, net losses and limited market for our common stock. If we fail to raise additional funds when needed, or if we do not have sufficient cash flows from operations, we may be required to scale back or cease certain of our operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under Exchange Act. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluations as of March 31, 2026, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting described below. A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2026, no director, officer or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

Date: May 15, 2026	BROWNIE’S MARINE GROUP, INC.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Chief Financial Officer
(Principal Financial and Accounting Officer)

