Form 10-Q
period 2026-06-30
Brownie's Marine Group, Inc
filed 2026-08-04
CIK 1166708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-99393

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

As of August 4, 2026, there were 555,866,735 shares of common stock outstanding.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash	$714,411	$307,886
Accounts receivable – net of allowances of $30,061 at June 30, 2026 and $20,552 at December 31, 2025	505,267	189,431
Accounts receivable - related parties	55,659	20,492
Inventory, net	2,364,190	2,339,931
Prepaid expenses and other current assets	365,939	182,373
Total current assets	4,005,466	3,040,113

Property, equipment and leasehold improvements, net	237,786	237,835
Operating lease right-of-use assets	965,699	1,200,507
Intangible assets, net	404,866	441,099
Goodwill	249,986	249,986
Other assets	45,177	51,826

Total assets	$5,908,980	$5,221,366

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$823,492	$585,531
Accounts payable - related parties	28,081	12,972
Customer deposits and unearned revenue	199,041	156,036
Other liabilities	144,264	157,188
Operating lease liabilities	517,838	484,078
Related party convertible demand note, net	29,717	29,717
Convertible notes	357,624	355,543
Current maturities long term debt	1,223	174,975
Related party notes payable	505,000	505,000
Total current liabilities	$2,606,279	$2,461,040

Loans payable, net of current portion	76,566	31,197
Operating lease liabilities	518,173	794,857
Total liabilities	$3,201,018	$3,287,094

Commitments and contingent liabilities (see note 8)

Stockholders’ equity
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding as of June 30, 2026 and December 31, 2025.	425	425
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; 512,866,229 shares issued and outstanding at June 30, 2026 and 449,430,935 shares issued and outstanding at December 31, 2025.	51,288	50,328
Common stock payable 138,941 shares as of June 30, 2026 and December 31, 2025.	14	14
Additional paid-in capital	19,975,903	19,914,863
Accumulated deficit	(17,319,669)	(18,031,358)
Total stockholders’ equity	$2,707,960	$1,934,272

Total liabilities and stockholders’ equity	$5,908,980	$5,221,366

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues
Revenues	$1,700,210	$2,455,471	$4,155,681	$3,775,476
Revenues - related parties	274,035	63,419	337,454	272,617

Total Revenues	1,974,245	2,518,890	4,493,135	4,048,093

Cost of revenues
Cost of revenues	523,406	1,559,197	2,082,603	2,482,484
Cost of revenues - related parties	72,061	40,222	112,283	112,486
Royalties expense - related parties	14,284	11,925	26,209	15,917
Royalties expense	45,252	22,688	67,940	48,317
Total cost of revenues	655,003	1,634,032	2,289,035	2,659,204

Gross profit	1,319,242	884,858	2,204,100	1,388,889
Operating expenses
Selling, general and administrative	1,463,485	753,990	2,217,475	1,302,116
Research and development costs	6,838	1,505	8,343	2,647

Total operating expenses	1,470,322	755,495	2,225,817	1,304,763

Income (loss) from operations	(151,080)	129,363	(21,717)	84,126

Other (income) expense, net	851,028	22,438	851,028	22,438

Interest expense	(119,405)	1,783	(117,622)	(39,305)

Income (Loss) before provision for income taxes	580,542	153,584	711,688	67,259

Provision for income taxes	-	-	-	-

Net Income (Loss)	$580,542	$153,584	$711,688	$67,259

Basic income (loss) per common share	$0.00	$0.00	$0.00	$0.00
Basic weighted average common shares outstanding	512,867,229	449,567,461	512,867,229	449,567,462
Diluted income (loss) per common share	$0.00	$0.00	$(0.00)	$(0.00)
Diluted weighted average common shares outstanding	512,867,229	449,567,461	512,867,229	449,567,462

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(unaudited)

	Preferred Stock		Common Stock		Common Stock Payable		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

December 31, 2024	425,000	$425	449,430,935	$44,944	138,941	$14	$19,460,786	$(17,926,209)	$1,579,960
Shares issued for the purchase of units	-	-			-	-		-
Shares issued for accrued interest on convertible notes	-	-	276,054	27	-	-	13,973	-	14,000
Stock option expense	-	-	-	-	-	-
Net Income ( Loss)	-	-	-	-	-	-	-	67,259	67,259
Balance June 30, 2025 (unaudited)	425,000	$425	449,703,989	$44,971	138,941	$14	$19,474,759	$(17,858,950)	$1,661,219

	Preferred Stock		Common Stock		Common Stock Payable		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
December 31, 2025	425,000	$425	503,267,154	$50,328	138,941	$14	$19,914,863	$(18,031,358)	$1,934,272

Shares issued for accrued interest on convertible notes	-	-	273,054	27	-	-	13,973	-	14,000
Shares issued for salary reduction			3,023,946	302			16,698		17,000
Shares issued for board compensation			4,740,577	474			20,526		21,000
Shares issued for signing bonus			1,562,500	156			9,844		10,000
Stock option expense	-	-	-	-	-	-		-
Net Income(loss)	-	-	-	-	-	-	-	711,688	711,688
June 30, 2026 (unaudited)	425,000	$425	512,867,231	$51,288	138,941	$14	$19,975,903	$(17,319,669)	$2,707,960

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30,

(unaudited)

	2026		2025
Cash flows from operating activities:
Net Income		$711,688		$67,259
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization		36,282		60,931
Amortization of debt discount				1,828
Amortization of right-of-use asset		234,808		201,667
Allowance for Nomad recall		-
Stock Based Compensation - Options
Shares issued for services		62,000
Shares issued for accrued interest on convertible notes				14,000
Changes in operating assets and liabilities
Change in accounts receivable, net		(315,836)		(182,352)
Change in accounts receivable - related parties		(35,167)		(16,869)
Change in inventory		(24,259)		(163,557)
Change in prepaid expenses and other current assets		(183,566)		90,323
Change in other assets		6,649		0
Change in accounts payable and accrued liabilities		237,961		78,609
Change in customer deposits and unearned revenue		43,005		(148,750)
Change in long term lease liability		(242,924)		(186,723)
Change in other liabilities		(12,924)		219,062
Change in accounts payable - related parties		15,109		441
Net cash provided by operating activities		$532,827		$35,869

Cash flows from investing activities:
Purchase of fixed assets		-		-
Net cash used in investing activities
Cash flows from financing activities:		-		-
Proceeds from issuance of units		-		-
Proceeds of related party demand note
Proceeds from notes payable		(128,383)
Proceeds of long term debt Repayment on notes payable		-		-
Repayment of debt		2,081		-
Net cash used in financing activities		$(126,303)

Net increase (decrease) in cash		$406,523		$35,869

Cash, beginning balance		307,886		417,678
Cash, end of period		$714,411		$453,547

Supplemental disclosures of cash flow information:
Cash Paid for Interest		$103,622		$21,299
Cash paid for Operating lease liabilities (included in net cash used in operating activities		773,006
Cash Paid for Income Taxes	$			-

Supplemental disclosure of non-cash financing activities:
Common Stock issued for payment of convertible note interest
Shares issued for services		62,000		-
Shares issued for convertible note interest		14,000		14,000
Equipment obtained through financing		$-	$

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The balance sheet as of December 31, 2025 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a broader discussion of the Company’s business and the risks inherent in such business. The results of operations for the six months ended June 30, 2026, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending December 31, 2026.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per EIN. At June 30, 2026 and December 31, 2025, the Company had approximately $400,000 and $25,000, respectively, in excess of the FDIC insured limit.

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

In accordance with ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), management believes that the although, the Company had historical loss information, the Company is showing improvements in cash sales and collections of accounts receivable resulting in a decrease of allowance for doubtful accounts. as of June 30, 2026. Although the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed significantly over time). Accordingly, the allowance for expected credit losses at June 30, 2026 and December 31, 2025 totaled $30,061 and $20,552, respectively.

Inventory

Inventory consists of the following:

	June 30, 2026	December 31, 2025

Raw materials	$1,455,751	$1,477,422
Work in process	60,691	60,401
Finished goods	1,004,903	978,527
Rental Equipment	-	-
Allowance excess and obsolete inventory	(157,156)	(176,419)
Inventory, net	$2,364,190	$2,339,931

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

A breakdown of the total revenue between related party and non-related party revenue is as follows:

	Six months ended June 30,
	2026	2025
	(unaudited)	(unaudited)
Revenues	$4,155,681	$3,775,476
Revenues - related parties	337,454	272,617
Total Revenues	$4,493,135	$4,048,093

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

The breakdown of cost of sales to include cost of sales for related party and non-related party as well as the related party and non-related party royalty expense is as follows:

	Six months ended June 30,
	2026	2025
	(unaudited)	(unaudited)
Cost of revenues	$2,082,603	$2,482,484
Cost of revenues - related parties	112,283	112,486

Royalties expense - related parties	26,209	15,917
Royalties expense	67,940	48,317
Total cost of revenues	$2,289,035	$2,659,204

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

The Company categorizes leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow the Company to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment. All other leases are categorized as operating leases. The Company did not have any finance leases as of June 30, 2026. The Company’s leases generally have terms that range from three years for equipment and five to twenty years for property. The Company elected the accounting policy to include both the lease and non-lease components of its agreements as a single component and account for them as a lease.

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

For the six months ended June 30, 2026, and June 30, 2025, cash paid for operating lease liabilities was $773,006 and $532,966, respectively.

Supplemental balance sheet information related to leases was as follows:

Operating Leases	June 30, 2026
(unaudited)
Right-of-use assets	$965,699
Current lease liabilities	$517,838
Non-current lease liabilities	518,173
Total lease liabilities	$1,036,012

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

Derivatives

The accounting treatment of derivative financial instruments requires that the Company record certain warrants and embedded conversion options at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of entering into certain note agreements, for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy, by earliest issuance date, in accordance with ASC 815-40-35-12 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors, as long as the certain variable issuance terms in certain convertible instruments exist. As of June 30, 2026, and December 31, 2025, the Company did not have any derivative liabilities.

Loss per share of common stock

Basic loss per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted- average number of outstanding common shares during the applicable period. Diluted loss per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. For the six months ended June 30, 2026, 0 shares were included in diluted weighted average common shares outstanding and for the six months ended June 30, 2025, 500,376,419 shares of potentially dilutive shares were not recognized as their inclusion would be anti-dilutive. These shares reflect shares potentially issuable under convertible notes, outstanding warrants, outstanding stock options and the conversion of preferred stock.

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

Note 3. Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve-month period following the date these consolidated financial statements were issued. For the six months ended June 30, 2026, the Company had a net income of $714,174. At June 30, 2026, the Company had an accumulated deficit of $17,319,669. The Company had a working capital surplus of approximately $1,400,227 at June 30, 2026. The historical losses and cash used in operations raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to increase revenues, control expenses, raise capital and sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. The consolidated financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

Note 4. Related Party Transactions

The Company sells products to Brownie’s Southport Divers, Brownie’s Yacht Toys and Brownie’s Palm Beach Divers, companies owned by the brother of Robert Carmichael, the Company’s Chief Executive Officer and Chief Financial Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers with similar sales volumes. These entities accounted for 7.5% and 6.7% of the net revenues for the six months ended June 30, 2026 and June 30, 2025, respectively. Accounts receivable from these entities totalled $55,659 and $16,984, at June 30, 2026 and December 31, 2025, respectively.

The Company sells products to Brownies Global Logistics (“BGL”) and 940 Associates (“940 A”), entities wholly-owned by Robert Carmichael. Terms of sale are more favorable than those extended to the Company’s regular customers, but no more favorable than those extended to the Company’s strategic partners. Accounts receivable from these entities totalled $0 at June 30, 2026 and December 31, 2025.

The Company had accounts payable to related parties of $25,107 and $12,972 at June 30, 2026 and December 31, 2025, respectively. The balance payable at June 30, 2026 was comprised of $10,190 due to 940 A, $2,125 due to Robert Carmichael, $10,000 due to Robert Carmichael from LWA and $2,786 due to Blake Carmichael from BLU3. At December 31, 2025, the balance payable was comprised of $0 due to 940 A, $29,717 due to Robert Carmichael and $2,786 due to Blake Carmichael.

The Company has exclusive license agreements with 940 A to license the trademark “Brownie’s Third Lung”, “Tankfill”, “Brownie’s Public Safety” and various other related trademarks as listed in the agreements. The agreements provide that the Company pay 2.5% of gross revenues per quarter as a royalty to 940A. Total royalty fees paid to 940A for the six months ended June 30, 2026 and June 30, 2025 was $18,032 and $17,393, respectively. The accrued royalty for June 30, 2026 and December 31, 2025 was $8,125 and $2,450, respectively, which is included in other liabilities.

On September 30, 2022, the Company issued a convertible demand 8% promissory note in the principal amount of $66,793 to Robert Carmichael for funds to meet the working capital needs of LBI. There is no amortization schedule for the note, and interest is payable in shares of common stock of the Company at a conversion price equal to the 90 day value weighted average price (“VWAP”) of the Company’s stock prior to the quarterly interest payment date. The note holder may demand payment or convert the outstanding principal at a conversion rate of $0.021 per share at any time. The conversion rate was calculated at a 35% discount to the 90 day VWAP of the Company’s stock as of the date of the note. The Company recorded $19,250 for the beneficial conversion feature. As this conversion rate is a fixed rate, the embedded conversion feature is not a derivative liability. There were payments totalling $34,329 made with products in kind during the quarterly period ended June 30, 2026. The outstanding balance on this note was $29,717 as of June 30, 2026.

On January 18, 2023 and February 18, 2023, the Company issued to Charles Hyatt, a Company director, an aggregate of 11,428,570 units, with each unit consisting of one share of common stock and a two-year warrant to purchase one share of common stock at an exercise price of $0.0175 per share in consideration of $200,000.

On September 14, 2023, the Company issued a convertible demand promissory note in the principal amount of $50,000 to Robert Carmichael for funds to meet the working capital needs of BLU3. There is no amortization schedule for the note as the note is interest free. The Company recorded $-0- for the beneficial conversion feature. As this conversion rate is a fixed rate, the embedded conversion feature is not a derivative liability. The outstanding balance on this note was $50,000 as of June 30, 2026.

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

On December 23, 2023, the Company issued a demand promissory note in the principal amount of $25,000 to Robert Carmichael for funds to meet the working capital needs of BLU3. There is no amortization schedule for the note as the note is interest free. The Company recorded $0 for the beneficial conversion feature. As this conversion rate is a fixed rate, the embedded conversion feature is not a derivative liability. The outstanding balance on this note was $25,000 as of June 30, 2026.

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

On June 8, 2026, the Company recorded $103,043 as interest expense. The interest expense was for a note for $280,000 as of February 5, 2025, and a note for $150,000 as of November 14, 2023.

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

Note 5. Convertible Promissory Notes and Loans Payable

Convertible Promissory Notes

Convertible promissory notes consisted of the following at June 30, 2026:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Original Discount Balance	Period End Principal Balance	Period End Discount Balance	Payments	Period End Balance Note
9/03/21	9/03/24	8%	346,500	(12,355)	$346,500	$7,550	$-	354,050	(1)
9/03/21	9/03/24	8%	3,500	(125)	3,500	73	-	3,573	(2)
9/30/22	Demand	8%	66,793	(19,250)	66,793	(19,250)	(17,826)	29,717	(3)
9/14/23	Demand	8%	-	-	50,000	-	(5,000)	45,000	(4)
					$466,793	$(11,627)	$(22,826)	$432,340

A breakdown of current and long-term amounts due are as follows for the convertible promissory notes as of June 30, 2026:

	Summit Holdings V, LLC Note	Tierra Vista Partners, LLC Note	Robert Carmichael Note	Robert Carmichael BLU3 Note	Total
	(1)	(2)	(3)	(4)
2026	$346,500	$3,500	$66,793	$50,000	$466,793
Discount and payments	7,550	73	(37,076)	$(5,000)	$(34,453)
Total Loan Payments	$354,050	$3,573	$29,717	$45,000	$432,340
Current Portion of Loan Payable	$(354,050)	$(3,573)	$(29,717)	$(45,000)	$(432,340)
Non-Current Portion of Loan Payable	$-	$-	$-	$-	$-

(1)

On September 3, 2021, the Company issued a three-year 8% convertible promissory note in the principal amount of $346,500 to Summit Holding V, LLC as part of the acquisition of SSI. The Company is required to make quarterly payments under the note in an amount equal to 50% of the adjusted net profit of SSI. Interest is payable quarterly in shares of common stock of the Company at a conversion price of $0.051272 per share. The note holder may convert outstanding principal and interest into shares of common stock at a conversion price of $0.051272 per share at any time during the term of the note. The Company recorded $12,355 for the beneficial conversion feature. This note is classified as a current liability for the six months ended June 30, 2026

The maturity due date of the note had been extended by the lender from September 3, 2025. The Company is working with the lender to restructure the note.

Payment Amortization

2026
Total Note Payments	$346,500
Current portion of note payable	(346,500)
Non-Current Portion of Notes Payable	$-

(2)	On September 3, 2021, the Company issued a three-year 8% promissory note in the principal amount of $3,500 to Tierra Vista Partners, LLC as part of the acquisition of SSI. The Company is required to make quarterly payments under the note in an amount equal to 50% of the adjusted net profit of SSI. Interest is payable quarterly in common stock of the Company at a conversion price of $0.051272 per share. The note holder may convert outstanding principal and interest into shares of common stock at a conversion price of $0.051272 at any time during the term of the note. The Company recorded $125 for the beneficial conversion feature. This note is classified as a current liability for the six months ended June 30, 2026

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

Loans Payable

	Navitas 2024 BLU3 (5)	Navitas 2026 BLU3 (6)	Navitas 2026 BTL (7)	Bank United 2026 BLU3 (8)	Total

2026	$3,245	2,873	2,275	$2,143	$10,536
2027	$7,091	6,345	5,002	4,736	$23,174
2028	$7,977	7,235	5,672	5,387	$26,271
Thereafter	$708	2,631	4,747	8,499	$16,585
Total Loan Payments	$19,022	$19,084	$17,696	$20,766	$76,566
Current Portion of Loan Payable	$(6,686)	$(5,941)	$(4,697)	$(4,438)	$(21,762)
Non-Current Portion of Loan Payable	$12,335	$13,142	$12,999	$16,328	$54,804

(5)

On February 12, 2024, BLU3 executed an inventory finance agreement to finance the purchase of certain equipment stock through Navitas. The amount financed is $32,274 payable over 60 equal monthly installments of $715. The inventory finance agreement contains customary events of default. The loan balance as of June 30, 2026 was $19,022 and $28,123 as of December 31, 2025.

(6)

On June 10, 2026 BLU3 executed an equipment finance agreement to finance the purchase of certain plastic molding equipment through Navitas. The amount financed is $20,000 payable over 36 equal monthly instalments of $675.87. The equipment finance agreement contains customary events of default. The loan balance as of June 30, 2026 was $19,083.63.

(7)	On October 4, 2024, Brownies Third Lung (BTL) an inventory finance agreement to finance the purchase of certain equipment stock through Navitas. The amount financed is $24,620.004 payable over 60 equal monthly instalments of $602. The inventory finance agreement contains customary events of default. The loan balance as of June 30, 2026 was $17,696.and $ 19,831 as of December 31, 2025.

(8)	On March 23, 2026, BLU3 executed an equipment finance agreement with Bank United to purchase a forklift for the warehouse. The installment agreement is for $21,450.to purchase a forklift. The Interest rate is 12.87%. The monthly installment amount is $574.07 for 48 months. The first payment will be due on 05.01.2026. This loan is personally guaranteed by Mr. Carmichael. respectively).

Note 6. Goodwill and Intangible Assets, Net

The following table sets for the changes in the carrying amount of the Company’s Goodwill for the six months ended June 30,.

2026
Balance, January 1	$249,986
Addition:	-
Balance, June 30 2026	$249,986

The Company performed an evaluation of the value of goodwill at December 31, 2025. Based upon this evaluation it was determined that there should be no adjustment to goodwill. There has been nothing noted during the six months ended June 30, 2026 that would indicate that the value of goodwill should change through that date.

The following table sets for the components of the Company’s intangible assets at June 30, 2026:

	Amortization Period (Years)	Cost	Accumulated Amortization	Net Book Value

Intangible Assets Subject to amortization
Trademarks	15	$121,000	$(36,868)	$84,132
Customer Relationships	10	600,000	(280,000)	320,000
Non-Compete Agreements	5	22,000	(21,266)	734
Total		$743,000	$(3338,134)	$404,866

The aggregate amortization remaining on the intangible assets as of June 30, 2026 is a follows:

Intangible Assets Amortization

2026 (6 months remaining)	$35,133
2027	68,067
2028	68,067
2029	68,067
Thereafter	98,800
Total	$338,133

Amortization expense for amortizable intangible assets for each of the six months ended June 30, 2026 and 2025 was $36,233.

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

On April 30, 2026, the Company issued an aggregate of 466,800 shares of common stock to Blake Carmichael as compensation for cash reduction in his salary. The fair value of these shares was $2,833.

On May 1, 2026, the Company issued an aggregate of 1,562,500 shares of common stock to an employee as a signing bonus. The fair value of these shares was $10,000.

On May 31, 2026, the Company issued an aggregate of 451,245 shares of common stock to Blake Carmichael as compensation for cash reduction in his salary. The fair value of these shares was $2,833.

On June 10, 2026, the Company issued an aggregate of 250,000 shares of common stock to Robert Carmichael for compensation for board of directors’ fees for December 2025. The fair value of these shares was $1,500.

On June 10, 2026, the Company issued an aggregate of 250,000 shares of common stock to Chrles F. Hyatt for compensation for board of directors’ fees for December 2025. The fair value of these shares was $1,500.

On June 10, 2026, the Company issued an aggregate of 1,097,561 shares of common stock to Robert Carmichael for compensation for board of directors’ fees for the first quarter ended March 31, 2026. The fair value of these shares was $4,500.

On June 10, 2026, the Company issued an aggregate of 1,097,561 shares of common stock to Charles F. Hyatt for compensation for board of directors’ fees for the quarter ended March 31, 2026. The fair value of these shares was $4,500.

On June 30, 2026, the Company issued an aggregate of 1,022,727 shares of common stock to Charles F. Hyatt for compensation for board of directors’ fees for quarter June 30, 2026. The fair value of these shares was $4,500.

On June 30, 2026, the Company issued an aggregate of 1,097,561 shares of common stock to Robert Carmichael for compensation for board of directors’ fees for quarter ended March 31, 2026. The fair value of these shares was $4,500.

On June 30, 2026, the Company issued an aggregate of 515,857 shares of common stock to Blake Carmichael as compensation for cash reduction in his salary. The fair value of these shares was $2,833.

On June 30, 2026, the Company issued an aggregate of 136,527 shares of common stock to the holder of a convertible note for payment of interest for the three months ended June 30, 2026. The fair value of these shares was $7,000

Preferred Stock

During the second quarter of 2010, the holders of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of blank check preferred stock. The blank check preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by the Board of Directors of the Company from time to time in accordance with the provisions of the Florida Business Corporation Act. In April 2011, the Board of Directors designated 425,000 shares as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into a share of the Company’s common stock at any time at the option of the holder at a conversion price of $18.23 per share. Holders of shares of Series A Convertible Preferred Stock are entitled to 250 votes for each share held. The Company’s common stock and Series A Convertible Preferred Stock vote together on any matters submitted to our shareholders. As of June 30, 2026, and December 31, 2025, 425,000 shares of Series A Convertible Preferred Stock are issued and outstanding and are owned by Robert Carmichael.

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

Equity Compensation Plan Information as of June 30, 2026

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

Options

The Company has issued options to purchase approximately 67,314,637 shares of its common stock at an weighted average exercise price of $0.0298 with a fair value of approximately $37,000. For the six months ended June 30, 2026, and the year ended December 31, 2025, the Company issued no options to purchase shares.

For the three months ended June 30, 2026 and 2025, the Company recognized an expense of $0 of non-cash compensation expense (included in General and Administrative expense in the accompanying Consolidated Statement of Operations) determined by application of a Black-Scholes option pricing model with the following inputs: exercise price, dividend yields, risk-free interest rate, and expected annual volatility. As of June 30, 2026, the Company had $32,500 of unrecognized pre-tax non-cash compensation expense related to performance based options to purchase shares, which the Company expects to recognize, based on a weighted-average period of .12 years. The Company uses straight-line amortization of compensation expense over the requisite service period for time-based options. For performance-based options the Company evaluates the likelihood of a vesting qualification being met, and will establish the expense based on that evaluation. The maximum contractual term of the Company’s stock options is 5 years. The Company recognizes forfeitures and expirations as they occur. Options to purchase 37,801,503 shares of common stock have vested as of June 30, 2026.

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

A summary of the status of the Company’s outstanding stock options as of June 30, 2026 and December 31, 2025 and changes during the periods ending on such dates is as follows:

	Number of	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Options	Price	Life in Years	Value
Outstanding at December 31, 2025	238,439,167	$0.0362	1.43
Granted	-	-
Forfeited	(170,999,530)	0.0379
Exercised	-	-
Cancelled		-
Outstanding – December 31, 2025	67,439,637	$0.0360	1.43
Exercisable – December 31, 2025	41,057,753	$0.0211	1.33	$0

Granted	-	-
Forfeited	(1,475,000)	0.0379
Exercised	-	-
Expired	(35,295,237)
Cancelled	-	-
Outstanding – June 30, 2026	30,669,400	$0.043268	1.07
Exercisable –June 30, 2026	7,059,400	$0.0531	1.106	$0

The following table summarizes information about employee stock options outstanding at June 30, 2026.

Range of Exercise Price	Number outstanding at June 30, 2026	Weighted average remaining Life	Weighted average exercise price	Number exercisable at June 30, 2026	Weighted average exercise price	Weighted average remaining life
$ 0.0180 - $0.0225 (Expired)	0	0.00	$0.0180	0.00	$0.0180	0.00
$ 0.0229 - $0.0325	50,000	0.12	$0.0302	50,000	$0.0302	0.12
$ 0.0360 - $0.0425	22,109,400	0.09	$0.0398	4,409,400	$0.0395	0.08
$ 0.0440 - $0.0531	7,460,000	0.17	$0.0531	1,800,000	$0.0530	0.18
Outstanding options	29,619,400	0.11	$0.0432	5,959,400	$0.0439	0.11

At June 30, 2026, there was $7,059,400 of unrecognized stock option expense which may be recognized only if the full vesting requirements for these options are met.

At June 30, 2026, there was $5,959,400 of total unrecognized stock option expense, which is expected to be recognized on a straight-line basis over a weighted-average period of .11 years.

Warrants

On January 18, 2023 and February 18, 2023, the Company issued to Charles Hyatt, an aggregate of 11,428,570 units, with each unit consisting of one share of common stock and a two-year common stock purchase warrant to purchase one share of common stock at an exercise price of $0.0175 per share in consideration of $200,000.

A summary of the Company’s warrants as of December 31, 2025 and changes during the six months ended June 30, 2026 is presented below:

	Number of	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Warrants	Price	Life in Years	Value
Outstanding – December 31, 2025	25,684,521	$0.0247	0.93	$24,000
Granted	-	-	-	-
Exercised
Forfeited or Expired	25,684,521	0.0247	0.93	24,000
Outstanding – June 30, 2026	0	$0	0	0
Exercisable – June 30, 2026	0	$0	0	$0

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

Consulting and Employment Agreements

On August 1, 2021, the Company and Blake Carmichael entered into a three-year employment agreement (the “Blake Carmichael Employment Agreement”) pursuant to which Mr. Carmichael served as Chief Executive Officer of BLU3. In consideration for his services, Blake Carmichael received (i) an annual base salary of $120,000, payable in accordance with the customary payroll practices of the Company, (ii) a cash bonus equal to 5% of the net income of BLU3, payable quarterly, beginning with the first full calendar quarter after the execution of the agreement, and (iii) upon execution of the Carmichael Employment Agreement, a non-qualified five-year stock option to purchase 3,759,400 shares at $0.0399, 33.3% of which shares vest immediately, 33.3% vest on the second anniversary, and 33.3% vest on the third anniversary of the agreement. In addition, Blake Carmichael is entitled to receive a five-year stock option to purchase up to 18,000,000 shares of common stock at an exercise price of $0.0399 per share that will vest upon annual financial metrics based upon a revenue measurement, expediency measurement and an EBITDA measurement. A measurement was made for the six months ended June 30, 2026 resulting in no additional expense since the vesting criteria were not met.

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

Legal

There were no outstanding legal issues as of June 30, 2026.

Note 9. Subsequent Events

On July 1, 2026, the Company executed and consummated the transactions contemplated by an asset purchase agreement (the “Asset Purchase Agreement”) by and among Sunrise Paddleboards LLC, a Florida limited liability company (“Sunrise Paddleboards”), Brian Galton, the sole member of Sunrise Paddleboards (the “LLC Member”), the Company and LBI. Pursuant to the terms of the Asset Purchase Agreement, LBI acquired substantially all of Sunrise Paddleboards’ assets and assumed certain liabilities of the business associated with these assets. Sunrise Paddleboards is in the business of providing paddleboarding and kayaking experiences, including paddleboard rental, tour, retail and training. In consideration for the assets purchased, the Company issued 41,000,000 shares of its common stock to the LLC Member and in connection with the acquisition, 2,000,000 shares to an employee of Sunrise Paddleboards, each at a price of $0.0044 per share, based upon the closing price of the Company’s common stock on the OTC Markets on June 30, 2026.

On November 20, 2025, the “Company, and Charles Hyatt, a director of the Company (“Hyatt”), executed (a) a third amendment to a promissory note in the principal amount of $150,000, which was originally issued by the Company to Hyatt on November 7, 2023 (the “2023 Note”), to further extend the 2023 Note’s maturity date from November 7, 2025 to May 7, 2026, and (b) a third amendment to a promissory note in the principal amount of $280,000, which was originally issued by the Company to Hyatt on February 5, 2024 (the “2024 Note”), to further extend the 2024 Note’s maturity date from November 5, 2025 to May 5, 2026. The Company is in discussions with Mr. Hyatt regarding the further extensions of these Notes. The Company has not received any notice of default under the Notes.

Effective August 1, 2026, the Company entered into a seven-year lease with Orangemen Holdings, Inc., a Florida corporation, for 20,728 square feet of office and warehouse space in Davie, Florida. Monthly base rent under the lease is approximately $38,001, $39,141, $40,316, 41,525, 42,771, $44,054 and $45,376 from year one through the term of the lease. The Company will also be responsible for its pro rata share of certain operating expenses.

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

Recent Developments

On July 1, 2026, the Company executed and consummated the transactions contemplated by an asset purchase agreement (the “Asset Purchase Agreement”) by and among Sunrise Paddleboards LLC, a Florida limited liability company (“Sunrise Paddleboards”), Brian Galton, the sole member of Sunrise Paddleboards (the “LLC Member”), the Company and Live Blue, Inc. (“LBI”). Pursuant to the terms of the Asset Purchase Agreement, LBI acquired substantially all of Sunrise Paddleboards’ assets and assumed certain liabilities of the business associated with these assets. Sunrise Paddleboards is in the business of providing paddleboarding and kayaking experiences, including paddleboard rental, tour, retail and training. In consideration for the assets purchased, the Company issued 42,000,000 shares of its common stock to the LLC Member at a price of $0.0044 per share, based upon the closing price of the Company’s common stock on the OTC Markets on June 30, 2026.

In 2022, the Company applied for a tax credit for employees of its operating subsidiaries that were retained on payroll during the Covid-19 pandemic under the Internal Revenue Service’s Employee Retention Credit (“ERC”) program from 2020 to the second quarter of 2021. The Company engaged a third party service, Omega Accounting (“Omega”), to make such application on the Company’s behalf for which Omega would be entitled to 15% of the ERC refund received by the Company. It was unknown and uncertain at the time the application was made whether the Company would receive a refund. Subsequently, in the first quarter of 2026, the Company received an ERC refund of $494,828.78 (which included interest), for which we paid Omega $74,224 for its services. These funds were reported in miscellaneous income as they were not directly related to the Company’s operations. The Company has not yet received a ERC refund for Submersible Systems, Inc. employees.

On July 16, 2026, the board of directors of the Company appointed Mikkel Pitzner to serve as a member of the board, effective on such date.

Results of Operations

Net Revenues, Costs of Net Revenues and Gross Profit

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Net revenues increased 38.32% for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 as a result of an increase in revenues of BLU3, SSI and LWA. There was a slight decrease in BTL revenue for the first quarter of 2026 compared to the first quarter of 2025. The increase in SSI’s revenues was due to sales to new customers attributable to the continued momentum of the Company’s newest product, HEED3, as well as increased demand from international users for SSI’s Spare Air product line. The increase in LWA and SSI’s revenue was offset by a small decrease in revenues in BTL. There were no sales recorded for LBI because its assets were sold in the third quarter of 2024.

For the three months ended March 31, 2026, cost of net revenues was 53.6% as compared with the cost of net revenues of 67.% for the three months ended March 31, 2025. The decrease of cost of revenue as a percentage of revenue, is directly attributable to the increase in sales revenue. The royalty expenses paid to Robert Carmichael increased by 72.8% for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Gross profit margin was 46.4% for the three months ended March 31, 2026 compared to gross profit margin of 33.9% for the three months ended March 31, 2025. The Increase in gross margin, is directly attributable to a decrease in BTL labor costs margin and decrease on cost of materials due to better purchasing practice.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Net revenues increased 11.0% for the six month ended June 30, 2026 as compared to the six month ended June 30, 2025 as a result of an increase in revenues of BTL, BLU3, and SSI. This increase was offset by a slight decrease in revenues for LWA. The increase in SSI’s revenues was due to sales to a broadened customer base and to the continued momentum of the Company’s newest product, HEED3, as well as increased demand from international users for SSI’s Spare Air product line. The increase in BTL increase in revenue is mainly attributable to better terms to our dealers, and modification in our SeaLion unit. BLU3 sales increase is due to offering a better mix of products, aggressive social media marketing. This increase was offset by a small decrease in revenues of LWA. There were no sales recorded for LBI because its assets were sold in the third quarter of 2024.

For the six months ended June 30, 2026, cost of net revenues was 50.9% as compared with the cost of net revenues of 65.7% for the six months ended June 30,2025. The decrease of cost of revenue as a percentage of revenue, is directly attributable to the increase in sales revenue, The royalty expenses paid to Robert Carmichael increased by 64.6% for the six months ended June 30,2026.as compared to the six months ended June 30, 2025.

Gross profit margin was 49.1% for the six months ended June 30, 2026 compared to gross profit margin of 38.0% for the six months ended June 30 2025. The increase in gross margin, is directly attributable to increase in sales, decrease in BTL labor costs and a decrease in cost of materials due to better purchasing practices.

Operating Expenses

Operating expenses consist of selling, general and administrative (“SG&A”) expenses and research and development costs and are reported on a consolidated basis for our operating segments. Operating expenses increased 70.3% and 215.17%for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

Selling, General & Administrative Expenses

SG&A increased 70.30% for the six months ended June 30, 2026 as compared to 21.0% for the six months ended June 30, 2025 The increase is due to an increase in audit fees and consulting fees paid for filing of employee retentions credit refunds. SG&A expenses were comprised of the following:

Expense Item	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	% Change	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	% Change
Payroll, Selling & Administrative	$254,624	$322,556	(29.8)%	$576,056	$550,938	4.6%
Stock Compensation Expense	9,000	9,000	0%	18,000	18,000	0%
Professional Fees	184,084	161,143	14.5%	305,032	229,613	32.7%
Advertising	110,691	146,619	(24.5)%	217,471	184,982	17.6%
All Other	472,199	74,965	529.9%	1,100,915	318.582	245.8%
Total SG&A	$1,030,598	$753,990,	36.7%	$2,217,475	$1,302,116	70.3%

Payroll for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025 decreased 29.8% and increased 4.6%, respectively. The decrease reflects control of employee over-time hours and the increase is due to hiring of additional personnel in the second quarter of 2026.

Non-Cash Stock Compensation expenses reminded unchanged for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025.

Professional fees, including legal and accounting and professional fees increased 14.5 % and 37.2%, for the three months and six months ended June 30, 2026, respectively, to the three and six months ended June 30, 2025. The increase can be attributed to an increase in audit fees and other professional fees.

Advertising expense for the three and six months ended June 30, 2026 decreased 24.5%. in the three months ended June 30, 2026 and increased 17.6% compared to the three months ended June 30, 2025. The decrease is due to selective participation in trade shows in the first quarter of 2026 as compared with the same period in 2025. The increase in the three months ended June 30, 2026 is attributable to increased social media advertising for all subsidiaries during the busy summer.

Other expenses increased 529.9% and 245.8 % for the three months and six months ended June 30, 2026 compared to the three and six months ended June 30, 2026 due primarily to rent increases for BMG and Submersible Systems, Inc’s office and recording of interest on loans from a related party which interest was not recorded in prior periods.

Research & Development Expenses (R&D Expenses)

R&D expenses for the three and six months ended June 30, 2026 increased 354.3% and 215.2% respectively, compared to the three months and six months ended June 30, 2025, respectively, as a result of an increase in innovation, modification and product development activity.

Other Income/Expense

For the three and six months ended June 30, 2026 and 2025, other income/expense consisted primarily of interest expense and income recognized from the employee retention credit program. The increase in the other income for the three and six months ended June 30, 2026 compared to the prior year was due to the recognition of the employee retention credit in 2026.

Liquidity and Capital Resources

We had cash of $714,411 as of June 30, 2026. The following table summarizes total current assets, total current liabilities, and working capital at June 30, 2026, as compared to December 31, 2025.

	June 30, 2026	December 31, 2025	% change
	(unaudited)
Total current assets	$4,005,466	$3,040,113	31.75%
Total current liabilities	$2, 606,279	$2,461,0409	5.9%
Working capital	$1,399,187	$579,073	141.6%

The increase in current assets at June 30, 2026 from December 31, 2025 primarily reflects an increase in cash, accounts receivable, prepaid expenses and inventory. The increase in current liabilities primarily reflects an increase in accounts payable and, an increase in customer deposits and unearned revenue.

Summary Cash Flows

	Six months ended June 30,
	2026	2025
	(unaudited)
Net cash provided by (used) in operating activities	$532,827	$(35,869)
Net cash used in investing activities	$0	$0
Net cash provided by (used) in financing activities	$(126,303)	$0

Net cash used in operating activities for the six months ended June 30, 2026 was $532,827 due to net income of approximately $711,689.

No net cash was used in investing activities for the six months ended June 30, 2026.

Net cash used in financing activities was 126,303 for the six months ended June 30, 2026.

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

We have a history of losses, and an accumulated deficit of $17,319,669 as of June 30, 2026, which represents a significant improvement as compared to prior years. We had a working capital surplus of $1,399,187 at June 30, 2026. However, continued losses and cash used in operations in the past raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company’s ability to continue to increase revenues, control expenses, raise capital, and continue to sustain adequate working capital to finance its operations. The failure to achieve the necessary levels of profitability and cash flows would be detrimental to the Company. We are continuing to engage in discussions with potential sources for additional capital, however, our ability to raise capital is somewhat limited based upon our revenue levels, net losses and limited market for our common stock. If we fail to raise additional funds when needed, or if we do not have sufficient cash flows from operations, we may be required to scale back or cease certain of our operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under Exchange Act. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluations as of June 30, 2026, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting described below. A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

Our management, including our Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of the design and operations of our disclosure controls and procedures (defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of June 30, 2026 and based upon the such evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to the material weaknesses set forth below.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company, except as noted below:

On April 30, 2026, the Company issued an aggregate of 466,800 shares of common stock to Blake Carmichael as compensation for cash reduction in his salary.

On May 1, 2026, the Company issued an aggregate of 1,562,500 shares of common stock to an employee as a signing bonus.

On May 31, 2026, the Company issued an aggregate of 451,245 shares of common stock to Blake Carmichael as compensation for cash reduction in his salary.

On June 10, 2026, the Company issued an aggregate of 250,000 shares of common stock to Robert Carmichael for compensation for board of directors’ fees for December 2025.

On June 10, 2026, the Company issued an aggregate of 250,000 shares of common stock to Chrles F. Hyatt for compensation for board of directors’ fees for December 2025.

On June 10, 2026, the Company issued an aggregate of 1,097,561 shares of common stock to Robert Carmichael for compensation for board of directors’ fees for the first quarter ended March 31, 2026.

On June 10, 2026, the Company issued an aggregate of 1,097,561 shares of common stock to Charles F. Hyatt for compensation for board of directors’ fees for the quarter ended March 31, 2026.

On June 30, 2026, the Company issued an aggregate of 1,022,727 shares of common stock to Charles F. Hyatt for compensation for board of directors’ fees for quarter June 30, 2026.

On June 30, 2026, the Company issued an aggregate of 1,097,561 shares of common stock to Robert Carmichael for compensation for board of directors’ fees for quarter ended March 31, 2026.

On June 30, 2026, the Company issued an aggregate of 515,857 shares of common stock to Blake Carmichael as compensation for cash reduction in his salary.

On June 30, 2026, the Company issued an aggregate of 136,527 shares of common stock to the holder of a convertible note for payment of interest for the three months ended June 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 trading arrangements

During the quarter ended June 30, 2026, no director, officer or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Lease Agreement

Effective August 1, 2026, the Company entered into a seven-year lease with Orangemen Holdings, Inc., a Florida corporation, for 20,728 square feet of office and warehouse space in Davie, Florida. Monthly base rent under the lease is approximately $38,001, $39,141, $40,316, 41,525, 42,771, $44,054 and $45,376 from year one through the term of the lease. The Company will also be responsible for its pro rata share of certain operating expenses.

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

Date: August 4, 2026	BROWNIE’S MARINE GROUP, INC.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Chief Financial Officer
(Principal Financial and Accounting Officer)

