Form 10-Q/A
period 2026-06-30
Brownie's Marine Group, Inc
filed 2026-08-24
CIK 1166708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of August 24, 2026, there were 555,866,735 shares of common stock outstanding.

EXPLANATORY NOTE

Brownie’s Marine Group, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment”) to its Quarterly Report on Form 10-Q for the six months ended June 30, 2025, as filed with the Securities and Exchange Commission (“SEC”) on August 4, 2026 (the “Original Report”), to correct an error in the disclosure related to certain calculations of profit and loss for the three months ended June 30, 2026 and percentage calculations in the Management’s Discussion and Analysis of Financial Condition and Results of Operations. The previously reported profit and loss statements contained errors in reporting of net income, operating results, other income and net income for the three months ended June 30, 2026.

These corrections impact the Company’s previously reported consolidated financial statements, including its financial position, results of operations, or cash flows, as presented in the Original Report.

The financial information that has been previously filed or otherwise reported in the Original Report is superseded by the information in this Quarterly Report on Form 10-Q/A, and the financial statements and related financial information contained in the Original Report should no longer be relied upon. On August 24, 2026, the Company filed a Current Report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Report.

In addition, as required by Rule 12b-25 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Part II “Item 6. Exhibits”.

This Amendment does not reflect subsequent events occurring after the filing of the Original Report or update or modify in any way those disclosures that may be affected by subsequent events.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of June 30, 2026. The Company’s management has concluded that, in light of the errors described above, management plans to enhance the system of evaluating and implementing the accounting standards that apply to the Company’s financial statements. For a discussion of management’s consideration of its disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Quarterly Report.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash	$714,411	$307,886
Accounts receivable – net of allowances of $30,061 at June 30, 2026 and $20,552 at December 31, 2025	505,267	189,431
Accounts receivable - related parties	55,659	20,492
Inventory, net	2,364,190	2,339,931
Prepaid expenses and other current assets	365,939	182,373
Total current assets	4,005,466	3,040,113

Property, equipment and leasehold improvements, net	237,786	237,835
Operating lease right-of-use assets	965,699	1,200,507
Intangible assets, net	404,866	441,099
Goodwill	249,986	249,986
Other assets	45,177	51,826

Total assets	$5,908,980	$5,221,366

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$823,492	$585,531
Accounts payable - related parties	28,081	12,972
Customer deposits and unearned revenue	199,041	156,036
Other liabilities	144,264	157,188
Operating lease liabilities	517,838	484,078
Related party convertible demand note, net	29,717	29,717
Convertible notes	357,624	355,543
Current maturities long term debt	1,223	174,975
Related party notes payable	505,000	505,000
Total current liabilities	$2,606,279	$2,461,040

Loans payable, net of current portion	76,566	31,197
Operating lease liabilities	518,173	794,857
Total liabilities	$3,201,018	$3,287,094

Commitments and contingent liabilities (see note 8)

Stockholders’ equity
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding as of June 30, 2026 and December 31, 2025.	425	425
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; 512,867,231 shares issued and outstanding at June 30, 2026 and 503,267,153 shares issued and outstanding at December 31, 2025.	51,288	50,328
Common stock payable 138,941 shares as of June 30, 2026 and December 31, 2025.	14	14
Additional paid-in capital	19,975,903	19,914,863
Accumulated deficit	(17,319,669)	(18,031,358)
Total stockholders’ equity	$2,707,960	$1,934,272

Total liabilities and stockholders’ equity	$5,908,980	$5,221,366

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues
Revenues	$2,201,986	$2,455,471	$4,155,681	$3,775,476
Revenues - related parties	175,905	63,419	337,454	272,617

Total Revenues	2,377,891	2,518,890	4,493,135	4,048,093

Cost of revenues
Cost of revenues	1,039,306	1,559,197	2,082,603	2,482,484
Cost of revenues - related parties	58,394	40,222	112,283	112,486
Royalties expense - related parties	19,309	11,925	26,209	15,917
Royalties expense	38,911	22,688	67,940	48,317
Total cost of revenues	1,155,920	1,634,032	2,289,035	2,659,204

Gross profit	1,221,971	884,858	2,204,100	1,388,889
Operating expenses
Selling, general and administrative	1,194,507	753,990	2,217,475	1,302,116
Research and development costs	4,748	1,505	8,343	2,647

Total operating expenses	1,199,255	755,495	2,225,817	1,304,763

Income (loss) from operations	22,716	129,363	(21,717)	84,126

Other (income) expense, net	305,021	22,438	851,028	22,438

Interest expense	(109,079)	1,783	(117,622)	(39,305)

Income (Loss) before provision for income taxes	218,658	153,584	711,688	67,259

Provision for income taxes	-	-	-	-

Net Income (Loss)	$218,658	$153,584	$711,688	$67,259

Basic income (loss) per common share	$.00043	$.00034	$.00139	$.00015
Basic weighted average common shares outstanding	512,867,230	449,567,462	512,867,230	449,567,462

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(unaudited)

Three and Six Months Ended June 30, 2025 (Comparative Period)

	Preferred Stock		Common Stock		Common Stock Payable		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Par	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2024	425,000	$425	$449,430,935	$44,944	$138,941	$14	$19,460,786	$(17,926,209)	$1,579,960
Shares issued for accrued interest on convertible notes			$136,524	$14	$-		$6,988	$-	$7,002
Shares issued for professional services				$-	$-		$-		$-
Shares issued for salary reduction								$-	$-
Stock option expense								$-
Shares issued for BOD compensation								$-	$-
Net income (loss)				$-	$-		$-	$(54,468)	$(54,468)
Balance, March 31, 2025	425,000	$425	$449,567,459	$44,958	$138,941	$14	$19,467,774	$(17,980,677)	$1,532,494
Shares issued for accrued interest on convertible notes			$136,530	$14	$-		$6,985	$-	$6,998
Shares issued for professional services									$-
Shares issued for salary reduction									$-
Stock option expense								$(31,858)	$(31858)
Shares issued for BOD compensation
Net income (loss)								$153,584	$153,584
Balance, June 30, 2025	425,000	$425	$449,703,989	$44,971	$138,941	$14	$19,474,759	$(17,858,950)	$1,661,218

Three and Six Months Ended June 30, 2026 (Current Period)

	Preferred Stock		Common Stock		Common Stock Payable		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Par	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2025	425,000	$425	503,267,154	$50,328	138,941	$14	$19,914,863	$(18,031,358)	$1,934,272
Shares issued for accrued interest on convertible notes			136,527	$14			$6,986	$-	$7,000
Shares issued for professional services									$-
Shares issued for salary reduction			1,590,043	$159			$8,341		$8,500
Stock option expense									$-
Shares issued for BOD compensation									$-
Net income (loss)								$493,030	$493,030
Balance, March 31, 2026	425,000	$425	504,993,724	$50,501	$138,941	$14	$19,930,190	$(17,538,328)	$2,442,802
Shares issued for accrued interest on convertible notes			136,527	$14			$6,986		$7,000
Shares issued for professional services									$-
Shares issued for salary reduction			1,433,903	$143			$8,357		$8,500
Shares issued as signing bonus			$1,562,500	$156			$9,844		$10,000
Shares issued for BOD compensation			4,740,577	$474			$20,526		$21,000
Net income (loss)				$-	$-		$-	$218,655	$218,658
Balance, June 30, 2026	425,000	425	512,867,231	$51,288	$138,941	14	$19,975,903	$(17,319,669)	$2,707,960

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(unaudited)

	2026	2025
Cash flows from operating activities:
Net Income	$711,688	$67,259
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	36,282	60,931
Amortization of debt discount	-	1,828
Amortization of right-of-use asset	234,808	201,667
Allowance for Nomad recall	-	-
Stock Based Compensation – Options	-	-
Shares issued for services	62,000	-
Shares issued for accrued interest on convertible notes	-	14,000
Changes in operating assets and liabilities
Change in accounts receivable, net	(315,836)	(182,352)
Change in accounts receivable - related parties	(35,167)	(16,869)
Change in inventory	(24,259)	(163,557)
Change in prepaid expenses and other current assets	(183,566)	90,323
Change in other assets	6,649	0
Change in accounts payable and accrued liabilities	237,961	78,609
Change in customer deposits and unearned revenue	43,005	(148,750)
Change in long term lease liability	(242,924)	(186,723)
Change in other liabilities	(12,924)	219,062
Change in accounts payable - related parties	15,109	441
Net cash provided by operating activities	$532,827	$35,869

Cash flows from investing activities:
Purchase of fixed assets	-	-
Net cash used in investing activities
Cash flows from financing activities:	-	-
Proceeds from issuance of units	-	-
Proceeds of related party demand note
Proceeds from notes payable	(128,383)	-
Proceeds of long term debt Repayment on notes payable	-	-
Repayment of debt	2,081	-
Net cash used in financing activities	$(126,303)	-

Net increase (decrease) in cash	$406,523	$35,869

Cash, beginning balance	307,886	417,678
Cash, end of period	$714,411	$453,547

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$103,622	$21,299
Cash paid for Operating lease liabilities (included in net cash used in operating activities	773,006	-
Cash Paid for Income Taxes	$-	-

Supplemental disclosure of non-cash financing activities:
Common Stock issued for payment of convertible note interest	-	-
Shares issued for services	62,000	-
Shares issued for convertible note interest	-	14,000
Equipment obtained through financing	$-	$-

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

In accordance with ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), management believes that although, the Company had historical loss information, the Company is showing improvements in cash sales and collections of accounts receivable. Although the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed significantly over time). Accordingly, the allowance for expected credit losses at June 30, 2026, and December 31, 2025, totaled $30,061 and $20,552, respectively. The allowance for doubtful accounts increased due to increase in trade accounts receivable and also for accounts receivable for related parties.

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

A breakdown of the total revenue between related party and non-related party revenue is as follows:

	Six months ended June 30,
	2026	2025
	(unaudited)	(unaudited)
Revenues	$4,155,681	$3,775,476
Revenues - related parties	337,454	272,617
Total Revenues	$4,493,135	$4,048,093

	Three months ended June 30,
	2026	2025
	(unaudited)	(unaudited)
Revenues	$2,201,986	$2,455,471
Revenues - related parties	175,905	63,419
Total Revenues	$2,377,891	$2,518,890

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

Loss (Income) per share of common stock

Basic loss per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted- average number of outstanding common shares during the applicable period. Diluted loss per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. For the three months ended June 30, 2026, there was a net income of $218,658 with total weighted average share outstanding of 512,867,230 resulting in earning per share of $0.00043. For the six months ended June 30, 2026, there was a net income of $711,688 with 512,867,230 resulting in earning per share of $0.00139. For the three months ended June 30, 2025 , net income was $153,584 with 449,567,461 total weighted average shares outstanding, resulting in earning per share of $0.00034. .. For the six months ended June 30, 2025, net income was $67,259 with 449,567,462 weighted average shares outstanding resulting in earning per share of $0.00015.

Comparative Period Detail

Period	Net Income	WASO	EPS
Three months ended June 30, 2026	$218,658	512,867,230	$0.00043
Three months ended June 30, 2025	$153,584	449,567,461	$0.00034
Six months ended June 30, 2026	$711,688	512,867,230	$0.00139
Six months ended June 30, 2025	$67,259	449,567,462	$0.00015

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

Note 3. Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. Although the Company reported net income of $711,688 for the six months ended June 30, 2026 and had a working capital surplus of approximately $1.4 million, it continues to have an accumulated deficit of approximately $17.3 million and a history of operating losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s endeavors to alleviate this doubt by increasing revenues, controlling expenses, and raising additional capital; however, the outcome of these plans cannot be assured. The consolidated financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.”

Note 4. Related Party Transactions

The Company sells products to Brownie’s Southport Divers, Brownie’s Yacht Toys and Brownie’s Palm Beach Divers, companies owned by the brother of Robert Carmichael, the Company’s Chief Executive Officer and Chief Financial Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers with similar sales volumes. These entities accounted for 7.5% and 6.7% of the net revenues for the six months ended June 30, 2026 and June 30, 2025, respectively. Accounts receivable from these entities totalled $55,659 and $20,492, at June 30, 2026 and December 31, 2025, respectively.

The Company sells products to Brownies Global Logistics (“BGL”) and 940 Associates (“940 A”), entities wholly-owned by Robert Carmichael. Terms of sale are more favorable than those extended to the Company’s regular customers, but no more favorable than those extended to the Company’s strategic partners. Accounts receivable from these entities totalled $0 at June 30, 2026 and December 31, 2025.

The Company had accounts payable to related parties of $28,081 and $12,972 at June 30, 2026 and December 31, 2025, respectively. The balance payable at June 30, 2026 was comprised of $12,980 due to 940 A, $2,125 due to Robert Carmichael, $2,786 due to Blake Carmichael from BLU3 and $10,190 due to Robert Carmichael from BTL. At December 31, 2025, the balance payable was comprised of $9,992 due to Robert Carmichael and $2,980 to BGL.

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

(7)	On October 4, 2024, Brownies Third Lung (BTL) an inventory finance agreement to finance the purchase of certain equipment stock through Navitas. The amount financed is $24,620.004 payable over 60 equal monthly instalments of $602. The inventory finance agreement contains customary events of default. The loan balance as of June 30, 2026 was $17,696.and $ 19,831 as of December 31, 2025.

(8)	On March 23, 2026, BLU3 executed an equipment finance agreement with Bank United to purchase a forklift for the warehouse. The installment agreement is for $21,450.to purchase a forklift. The Interest rate is 12.87%. The monthly installment amount is $574.07 for 48 months. The first payment will be due on May 1, 2026. This loan is personally guaranteed by Mr. Carmichael. respectively).

Note 6. Goodwill and Intangible Assets, Net

The following table sets for the changes in the carrying amount of the Company’s Goodwill for the six months ended June 30,.

2026
Balance, January 1	$249,986
Addition:	-
Balance, June 30 2026	$249,986

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

The aggregate amortization remaining on the intangible assets as of June 30, 2026 is as follows:

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

A summary of the status of the Company’s outstanding stock options as of June 30, 2026 and December 31, 2025 and changes during the periods ending on such dates is as follows:

	Number of	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Options	Price	Life in Years	Value
Outstanding at December 31, 2025	238,439,167	$0.0362	1.43	-
Granted	-	-	-	-
Forfeited	(170,999,530)	0.0379	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding – December 31, 2025	67,439,637	$0.0360	1.43	-
Exercisable – December 31, 2025	41,057,753	$0.0211	1.33	$0

Granted	-	-	-	-
Forfeited	(1,475,000)	0.0379	-	-
Exercised	-	-	-	-
Expired	(35,295,237)	-	-	-
Cancelled	-	-	-	-
Outstanding – June 30, 2026	30,669,400	$0.043268	1.07	-
Exercisable –June 30, 2026	7,059,400	$0.0531	1.106	$0

The following table summarizes information about employee stock options outstanding at June 30, 2026.

Range of Exercise Price	Number outstanding at June 30, 2026	Weighted average remaining Life	Weighted average exercise price	Number exercisable at June 30, 2026	Weighted average exercise price	Weighted average remaining life
$ 0.0180 - $0.0225 (Expired)	0	0.00	$0.0180	0.00	$0.0180	0.00
$ 0.0229 - $0.0325	50,000	0.12	$0.0302	50,000	$0.0302	0.12
$ 0.0360 - $0.0425	22,109,400	0.09	$0.0398	4,409,400	$0.0395	0.08
$ 0.0440 - $0.0531	7,460,000	0.17	$0.0531	1,800,000	$0.0530	0.18
Outstanding options	29,619,400	0.11	$0.0432	5,959,400	$0.0439	0.11

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

Note 8. Commitments and contingencies

Royalty Agreement

On April 6, 2018, the Company entered into a Patent License Agreement with Setaysha Technical Solutions, LLC (“STS”). The agreement required the Company to pay earned royalties based on sales of licensed products and established a minimum annual royalty obligation. On June 30, 2020, the Company entered into Addendum No. 2 to the Patent License Agreement. Addendum No. 2 established certain limitations and expectations regarding assistance to be provided by STS in connection with the design and commercialization of certain diving products and revised the minimum royalty provisions as consideration for previously uncompensated development services. Under Addendum No. 2, the Company is required to pay STS a minimum annual royalty that commenced at $60,000, payable in quarterly installments of $15,000, beginning in December 2019 and increasing by 2.15% annually. The minimum annual royalty was temporarily increased by an additional $60,000 for fiscal years 2022, 2023 and 2024. In the fourth quarter of each calendar year, the minimum royalties paid for the year are reconciled against earned royalties, with any overpayment of minimum royalties credited against the fourth-quarter earned royalties otherwise due.

On January 24, 2024, the Company entered into Addendum No. 3, which would have deferred the additional $60,000 minimum royalty applicable to fiscal 2024 until fiscal 2025. On February 7, 2025, the Company entered into Addendum No. 4, which voided the provisions and actions of Addendum No. 3 and restored the minimum royalty schedule established by Addendum No. 2. Addendum No. 4 states that earned royalties for fiscal 2024 met or exceeded the total 2024 minimum royalty requirement of $126,750. Accordingly, the additional $60,000 minimum royalty obligation concluded in fiscal 2024, and no additional minimum royalty is required for fiscal 2025 or fiscal 2026. The inflation-adjusted base minimum royalties for fiscal 2025 and fiscal 2026 are $68,188 and $69,654, respectively.

Addendum No. 2 also provided that, if the Company terminated the Patent License Agreement before December 31, 2024, the Company would have been required to pay STS $180,000, reduced by cumulative royalties paid for the years 2019 through 2024 in excess of $334,961. Because the Company did not terminate the agreement before December 31, 2024, this contingent termination-payment provision has expired.

The original Patent License Agreement required the Company to issue shares of its common stock having a fair value of $30,000 to STS as an initial license fee. On November 1, 2022, the Company issued 1,155,881 shares of common stock having a fair value of $30,000. The Company recorded royalty expense under the agreement of $125,159 and $91,907 for the years ended December 31, 2024 and 2025, respectively. Accrued royalties under the agreement, included in other liabilities on the Company’s consolidated balance sheets, were $38,606 at June 30, 2026 and $21,678 at December 31, 2025.

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

Our wholly owned subsidiaries do business under their respective trade names on both a wholesale and retail basis from our headquarters and manufacturing facility in Pompano Beach, Florida, a manufacturing facility in Huntington Beach, California, and a retail facility in Fort Lauderdale, Florida.

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

In 2022, the Company applied for a tax credit for employees of its operating subsidiaries that were retained on payroll during the Covid-19 pandemic under the Internal Revenue Service’s Employee Retention Credit (“ERC”) program from 2020 to the second quarter of 2021. The Company engaged a third party service, Omega Accounting (“Omega”), to make such application on the Company’s behalf for which Omega would be entitled to 15% of the ERC refund received by the Company. It was unknown and uncertain at the time the application was made whether the Company would receive a refund. Subsequently, in the first quarter of 2026, the Company received an ERC refund of $494,828.78 (which included interest), for which we paid Omega $74,224 for its services. These funds were reported in miscellaneous income as they were not directly related to the Company’s operations. The Company has not yet received an ERC refund for Submersible Systems, Inc.’s employees.

On July 16, 2026, the board of directors of the Company appointed Mikkel Pitzner to serve as a member of the board, effective on such date.

Results of Operations

Net Revenues, Costs of Net Revenues and Gross Profit

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Net revenues decreased 5.6% for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 as a result of a decrease in revenues of SSI and LW and the fact that BLU3 revenue increase by 35.3% and BTL revenue increased by 30.8% for the three months ended June 30, 2026 as compared to June 30, 2025.

For the three months ended June 30, 2026, cost of net revenues was 48.6% as compared with the cost of net revenues of 64.9% for the three months ended June 30, 2025. The decrease of cost of net revenues as a percentage of revenues, is directly attributable to a decrease in sales and better purchasing guidelines implemented. The royalty expenses paid to Robert Carmichael increased by 61.9% for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

Gross profit margin was 51.4% for the three months ended June 30, 2026 compared to gross profit margin of 38.9% for the three months ended June 30, 2025. Gross margin improved due to reduced BTL labor costs and lower material costs from better purchasing practices.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Net revenues increased 11.0% for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 as a result of an increase in revenues of BTL, BLU3, and SSI. This increase was offset by a slight decrease in revenues for LWA. The increase in SSI’s revenues was due to sales to a broadened customer base and to the continued momentum of the Company’s newest product, HEED3, as well as increased demand from international users for SSI’s Spare Air product line. The increase in BTL revenues is mainly attributable to better terms to our dealers, and modification to our SeaLion unit. BLU3 sales increase is due to offering a better mix of products and aggressive social media marketing. This increase was offset by a small decrease in revenues of LWA. There were no sales recorded for LBI because its assets were sold in the third quarter of 2024.

For the six months ended June 30, 2026, cost of net revenues was 50.9% as compared with the cost of net revenues of 65.7% for the six months ended June 30, 2025. The decrease of cost of revenues as a percentage of revenues, is directly attributable to the increase in sales revenue. The royalty expenses paid to Robert Carmichael increased by 64.7% for the six months ended June 30,2026 as compared to the six months ended June 30, 2025.

Gross profit margin was 49.1% for the six months ended June 30, 2026 compared to gross profit margin of 34.3% for the six months ended June 30 2025. The increase in gross profit margin, is directly attributable to increase in sales, decrease in BTL labor costs and a decrease in cost of materials due to better purchasing practices.

Operating Expenses

Operating expenses consist of selling, general and administrative (“SG&A”) expenses and research and development costs and are reported on a consolidated basis for our operating segments. Operating expenses increased 70.6% and R&D expenses increased 215.2% for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

Selling, General & Administrative Expenses

SG&A increased 70.30% for the six months ended June 30, 2026 as compared to 21.0% for the six months ended June 30, 2025. The increase is due to an increase in audit fees and consulting fees paid for filing of employee retentions credit refunds. SG&A expenses were comprised of the following:

Expense Item	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	% Change	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	% Change
Payroll, Selling & Administrative	$254,624	$362,670	(29.8)%	$576,056	$550,938	4.6%
Stock Compensation Expense	9,000	9,000	0%	18,000	18,000	0%
Professional Fees	184,084	160,739	14.5%	305,032	229,613	32.7%
Advertising	110,691	146,619	(24.5)%	217,471	184,982	17.6%
All Other	636.108	74,965	748.5%	1,100,915	318.582	245.8%
Total SG&A	$1,194,507	$753,990,	58.4%	$2,217,475	$1,302,116	70.3%

Payroll for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025 decreased 29.8% and increased 4.6%, respectively. The decrease reflects control of employee over-time hours and the increase is due to hiring of additional personnel in the second quarter of 2026.

Non-Cash Stock Compensation expenses remained unchanged for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025.

Professional fees, including legal and accounting and professional fees increased 14.5 % and 37.2%, for the three months and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025. The increase can be attributed to an increase in audit fees and other professional fees.

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

Other expenses increased 529.9% and 245.8 % for the three months and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2026 due primarily to rent increases for the Company and Submersible Systems, Inc’s offices and recording of interest on loans from a related party which interest was not recorded in prior periods.

Research & Development Expenses (R&D Expenses)

R&D expenses for the three and six months ended June 30, 2026 increased 215.5% and 215.2%, respectively, compared to the three months and six months ended June 30, 2025, as a result of an increase in innovation, modification and product development activity.

Other Income/Expense

For the three and six months ended June 30, 2026 and 2025, other income/expense consisted primarily of interest expense and income recognized from the employee retention credit (“ERC”) refund. The increase in other income for the three and six months ended June 30, 2026 compared to the prior year was due to the recognition of the employee retention credit in 2026. Other income is comprised of the ERC refund of $413,949.for BTL and the ERC refund of $170,108 for SSI. The ERC refund of $170,108 for SSI has not been received yet. Other income also includes tariff refunds of $14,190 for BTL, $29,718 for BLU3, $9,459 for LWA and $669 for SSI, totaling $54,036. Also included in other income is the write off of sales tax liability of $39,821 from BTL and a reclassification of a mis-posting in LBI financial statements for $70,341 and a 3% processing fee of $14,894on credit card sales, interest income of $87,879 for interest accrued and paid by the IRS as an ERC refund, resulting in other income of $851,028 for all subsidiaries. No portion of other income represents forgiveness of debt by any related party. Interest expenses is comprised of $106,346 interest accrued on Charles Hyatt’s promissory notes and credit card interest charged in the amount of $11,276.

Liquidity and Capital Resources

We had cash of $714,411 as of June 30, 2026. The following table summarizes total current assets, total current liabilities and working capital at June 30, 2026, as compared to December 31, 2025.

	June 30, 2026	December 31, 2025	% change
	(unaudited)
Total current assets	$4,005,466	$3,040,113	31.75%
Total current liabilities	$2, 606,279	$2,461,0409	5.9%
Working capital	$1,399,187	$579,073	141.6%

The increase in current assets at June 30, 2026 from December 31, 2025 primarily reflects an increase in cash, accounts receivable, prepaid expenses and inventory. The increase in current liabilities primarily reflects an increase in accounts payable and an increase in customer deposits and unearned revenue.

Summary Cash Flows

	Six months ended June 30,
	2026	2025
	(unaudited)
Net cash provided by (used) in operating activities	$532,827	$(35,869)
Net cash used in investing activities	$0	$0
Net cash provided by (used) in financing activities	$(126,303)	$0

Net cash provided by (used) in operating activities for the six months ended June 30, 2026 was $532,827 due to net income of approximately $711,689.

No net cash was used in investing activities for the six months ended June 30, 2026.

Net cash used in financing activities was $126,303 for the six months ended June 30, 2026.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. Although the Company reported net income of $711,688 for the six months ended June 30, 2026 and had a working capital surplus of approximately $1.4 million, it continues to have an accumulated deficit of $17.3 million and a history of operating losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s endeavors to alleviate this doubt by increasing revenues, controlling expenses, and raising additional capital; however, the outcome of these plans cannot be assured. The consolidated financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern.

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

We will continue to monitor and evaluate the effectiveness of our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. We do not, however, expect that the material weaknesses in our disclosure controls will be remediate until such time as we have added to our accounting and administrative staff allowing improved internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting except as set forth below.

We believe that weaknesses in our financial reporting review and verification processes contributed to the errors requiring the restatement of our financial statements reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026. Accordingly, management, under the oversight of our board of directors, has commenced additional remediation measures intended to strengthen our financial reporting and disclosure controls. These measures include:

●	Enhancing management and Board-level review of quarterly and annual financial statements and SEC filings;
●	Strengthening period-end close, reconciliation and verification procedures, including procedures specifically designed to confirm that financial information corresponds to the correct reporting period and fiscal year;
●	Establishing additional review checkpoints intended to compare reported financial results with underlying accounting records and management’s understanding of actual operating performance;
●	Implementing technology-assisted financial review procedures, including AI-enabled analytical testing, as a supplemental control designed to identify period inconsistencies, mathematical discrepancies, unusual variances, internal inconsistencies and other potential reporting anomalies for further human review;
●	Requiring that exceptions or inconsistencies identified through these procedures be investigated and resolved prior to authorization of applicable SEC filings;
●	Evaluating our accounting and financial-reporting organizational structure, including the qualifications, responsibilities and resources necessary to support our SEC reporting obligations; and
●	Implementing personnel and responsibility changes within our financial reporting function designed to strengthen technical accounting capability, accountability, review and segregation of responsibilities and to address identified sources of the reporting errors.

The Company expects these remediation efforts to continue as management and the Board evaluate the Company’s financial reporting personnel, processes, systems and controls. There can be no assurance that the measures implemented to date will fully remediate the Company’s material weaknesses or prevent future misstatements, and the Company may implement additional measures as its evaluation continues.

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

Date: August 24, 2026	BROWNIE’S MARINE GROUP, INC.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Chief Financial Officer
(Principal Financial and Accounting Officer)

