Form 10-Q/A
period 2026-06-30
Brownie's Marine Group, Inc
filed 2026-09-10
CIK 1166708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

As of September 10, 2026, there were 557,213,413 shares of common stock outstanding.

EXPLANATORY NOTE

Brownie’s Marine Group, Inc. (the “Company”) is filing this Amendment No. 2 (“Amendment”) to its Quarterly Report on Form 10-Q for the six months ended June 30, 2026, which was originally filed with the Securities and Exchange Commission (“SEC”) on August 4, 2026 (the “Original Report”). Following the amendment to the Original Report on August 24, 2026 (“Amendment No. 1”) to correct errors in reporting of net income, operating results, other income and net income for the three months ended June 30, 2026 and to report that the financial statements and related financial information in the Original Report should no longer be relied upon ( as reported in the Company’s Current Report on Form 8-K as filed with the SEC on August 24, 2026), it came to the Company’s attention that the Original Report had inadvertently referenced the period reported upon in the Explanatory Note as the six months ended June 30, 2025. This Amendment is being filed to correct such disclosure and correctly reference the six months ended June 30, 2026. Also, the Company has determined it appropriate to correct certain other immaterial errors described below:

To revise the accumulated deficit for the quarter ended June 30, 2026 in the Statements of Changes in Stockholders’ Equity to correct a typographical error;

To revise a line item in the Statement of Cash Flows to read “Adjustments to reconcile net income to cash provided by operating activities”;

To correct the percentage of gross profit margin for the three months ended June 30, 2025, in the Net Revenues, Cost of Net Revenues and Gross Profit section under Results of Operations in the Management’s Discussion and Analysis of Financial Condition (the “MD&A”);

To correct the percentage of professional fees in the Selling, General & Administrative Expenses section under Operating Expenses in the MD&A;

To correct the percentage of advertising expense in the Selling, General & Administrative Expenses section under Operating Expenses in the MD&A;

To correct the percentage of other expenses in the Selling, General & Administrative Expenses section under Operating Expenses in the MD&A;

To correct a typographical error and provide the correct total current liabilities at December 31, 2025 of $2,461,040 in the Liquidity and Capital Resources section of the MD&A;

To correct an inadvertent inconsistency in the Summary Cash Flows section of the MD&A to show net cash “provided by” operating activities in both the table and narrative.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Part II “Item 6. Exhibits”.

Other than as expressly set forth herein, this Amendment does not amend, update or restate the information in the Original Report or Amendment No. 1 or reflect any events that have occurred after the Original Report was made.

Information in the Original Report not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original Report was made. Accordingly, this Amendment should be read together with the Original Report, Amendment No. 1 and the Company’s other filings with the SEC.

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

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(unaudited)

Three and Six Months Ended June 30, 2025 (Comparative Period)

	Preferred Stock		Common Stock		Common Stock Payable		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Par	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2024	425,000	$425	$449,430,935	$44,944	$138,941	$14	$19,460,786	$(17,926,209)	$1,579,960
Shares issued for accrued interest on convertible notes			$136,524	$14	$-		$6,988	$-	$7,002
Shares issued for professional services				$-	$-		$-		$-
Shares issued for salary reduction								$-	$-
Stock option expense								$-
Shares issued for BOD compensation								$-	$-
Net income (loss)				$-	$-		$-	$(54,468)	$(54,468)
Balance, March 31, 2025	425,000	$425	$449,567,459	$44,958	$138,941	$14	$19,467,774	$(17,980,677)	$1,532,494
Shares issued for accrued interest on convertible notes			$136,530	$14	$-		$6,985	$-	$6,998
Shares issued for professional services									$-
Shares issued for salary reduction									$-
Stock option expense								$(31,858)	$(31858)
Shares issued for BOD compensation
Net income (loss)								$153,584	$153,584
Balance, June 30, 2025	425,000	$425	$449,703,989	$44,971	$138,941	$14	$19,474,759	$(17,858,950)	$1,661,218

Three and Six Months Ended June 30, 2026 (Current Period)

	Preferred Stock		Common Stock		Common Stock Payable		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Par	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2025	425,000	$425	503,267,154	$50,328	138,941	$14	$19,914,863	$(18,031,358)	$1,934,272
Shares issued for accrued interest on convertible notes			136,527	$14			$6,986	$-	$7,000
Shares issued for professional services									$-
Shares issued for salary reduction			1,590,043	$159			$8,341		$8,500
Stock option expense									$-
Shares issued for BOD compensation									$-
Net income (loss)								$493,030	$493,030
Balance, March 31, 2026	425,000	$425	504,993,724	$50,501	$138,941	$14	$19,930,190	$(17,538,328)	$2,442,802
Shares issued for accrued interest on convertible notes			136,527	$14			$6,986		$7,000
Shares issued for professional services									$-
Shares issued for salary reduction			1,433,903	$143			$8,357		$8,500
Shares issued as signing bonus			$1,562,500	$156			$9,844		$10,000
Shares issued for BOD compensation			4,740,577	$474			$20,526		$21,000
Net income (loss)				$-	$-		$-	$218,658	$218,658
Balance, June 30, 2026	425,000	425	512,867,231	$51,288	$138,941	14	$19,975,903	$(17,319,669)	$2,707,960

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,

(unaudited)

	2026	2025
Cash flows from operating activities:
Net Income	$711,688	$67,259
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	36,282	60,931
Amortization of debt discount	-	1,828
Amortization of right-of-use asset	234,808	201,667
Allowance for Nomad recall	-	-
Stock Based Compensation – Options	-	-
Shares issued for services	62,000	-
Shares issued for accrued interest on convertible notes	-	14,000
Changes in operating assets and liabilities
Change in accounts receivable, net	(315,836)	(182,352)
Change in accounts receivable - related parties	(35,167)	(16,869)
Change in inventory	(24,259)	(163,557)
Change in prepaid expenses and other current assets	(183,566)	90,323
Change in other assets	6,649	0
Change in accounts payable and accrued liabilities	237,961	78,609
Change in customer deposits and unearned revenue	43,005	(148,750)
Change in long term lease liability	(242,924)	(186,723)
Change in other liabilities	(12,924)	219,062
Change in accounts payable - related parties	15,109	441
Net cash provided by operating activities	$532,827	$35,869

Cash flows from investing activities:
Purchase of fixed assets	-	-
Net cash used in investing activities
Cash flows from financing activities:	-	-
Proceeds from issuance of units	-	-
Proceeds of related party demand note
Repayment from notes payable	(128,383)	-
Proceeds of long term debt Repayment on notes payable	-	-
Proceeds of debt	2,081	-
Net cash used in financing activities	$(126,303)	-

Net increase (decrease) in cash	$406,523	$35,869

Cash, beginning balance	307,886	417,678
Cash, end of period	$714,411	$453,547

Supplemental disclosures of cash flow information:
Cash Paid for Interest	$103,622	$21,299
Cash paid for Operating lease liabilities (included in net cash used in operating activities	773,006	-
Cash Paid for Income Taxes	$-	-

Supplemental disclosure of non-cash financing activities:
Common Stock issued for payment of convertible note interest	-	-
Shares issued for services	62,000	-
Shares issued for convertible note interest	-	14,000
Equipment obtained through financing	$-	$-

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

For purposes of clarity and ease of presentation, all dollar amounts in these financial statements have been rounded to the nearest whole number. However, the underlying data used in the calculations is not rounded, and the totals presented may differ by a small amount due to rounding. These differences are considered immaterial and do not affect the overall financial position or results of operations.

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

Gross profit margin was 51.4% for the three months ended June 30, 2026 compared to gross profit margin of 35.1% for the three months ended June 30, 2025. Gross margin improved due to reduced BTL labor costs and lower material costs from better purchasing practices.

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

Selling, General & Administrative Expenses

SG&A increased 70.30% for the six months ended June 30, 2026 as compared to 21.0% for the six months ended June 30, 2025. The increase is due to an increase in audit fees and consulting fees paid for filing of employee retentions credit refunds. SG&A expenses were comprised of the following:

Expense Item	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	% Change	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	% Change
Payroll, Selling & Administrative	$254,624	$362,670	(29.8)%	$576,056	$550,938	4.6%
Stock Compensation Expense	9,000	9,000	0%	18,000	18,000	0%
Professional Fees	184,084	160,739	14.5%	305,032	229,613	32.7%
Advertising	110,691	146,619	(24.5)%	217,471	184,982	17.6%
All Other	636,108	74,965	748.5%	1,100,915	318,582	245.8%
Total SG&A	$1,194,507	$753,990	58.4%	$2,217,475	$1,302,116	70.3%

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

Professional fees, including legal and accounting and professional fees increased 14.5% and 32.7%, for the three months and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025. The increase can be attributed to an increase in audit fees and other professional fees.

Advertising expense decreased 24.5% for the three months ended June 30, 2026 and increased 17.6% for the six months ended June 30, 2026, compared with the corresponding periods in 2025. The decrease is due to selective participation in trade shows in the first quarter of 2026 as compared with the same period in 2025. The increase in the six months ended June 30, 2026 is attributable to increased social media advertising for all subsidiaries during the busy season in summer.

Other expenses increased 748.5% and 245.8 % for the three months and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025 due primarily to rent increases for the Company and Submersible Systems, Inc’s offices and recording of interest on loans from a related party which interest was not recorded in prior periods.

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

	June 30, 2026	December 31, 2025	% change
	(unaudited)
Total current assets	$4,005,466	$3,040,113	31.75%
Total current liabilities	$2,606,279	$2,461,040	5.9%
Working capital	$1,399,187	$579,073	141.6%

The increase in current assets at June 30, 2026 from December 31, 2025 primarily reflects an increase in cash, accounts receivable, prepaid expenses and inventory. The increase in current liabilities primarily reflects an increase in accounts payable and an increase in customer deposits and unearned revenue.

Summary Cash Flows

	Six months ended June 30,
	2026	2025
	(unaudited)
Net cash provided by operating activities	$532,827	$35,869
Net cash used in investing activities	$0	$0
Net cash used in financing activities	$(126,303)	$0

Net cash provided by operating activities for the six months ended June 30, 2026 was $532,827 due to net income of approximately $711,689.

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

Date: September 10, 2026	BROWNIE’S MARINE GROUP, INC.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Chief Financial Officer
(Principal Financial and Accounting Officer)

