Form 10-Q
period 2026-09-30
Brownie's Marine Group, Inc
filed 2026-11-04
CIK 1166708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 4, 2026, there were 561,595,604 shares of common stock outstanding.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current Assets
Cash	$790,026	$307,886
Accounts receivable – net of allowances of $29,048 at September 30, 2026 and $20,552 at December 31, 2025	401,773	189,431
Accounts receivable - related parties	50,331	20,492
Inventory, net	2,948,866	2,339,931
Prepaid expenses and other current assets	361,212	182,373
Total current assets	4,552,209	3,040,113

Property, equipment and leasehold improvements, net	228,259	237,835
Operating lease right-of-use assets	3,020,611	1,200,507
Intangible assets, net	386,749	441,099
Goodwill	302,717	249,986
Other assets	88,821	51,826

Total assets	$8,579,367	$5,221,366

Liabilities and stockholders’ equity
Current liabilities
Accounts payable and accrued liabilities	$933,165	$585,531
Accounts payable - related parties	27,285	12,972
Customer deposits and unearned revenue	188,747	156,036
Other liabilities	159,106	157,188
Operating lease liabilities	534,309	484,078
Related party convertible demand note, net	-	29,717
Convertible notes	358,663	355,543
Current maturities long term debt	-	174,975
Related party notes payable	489,500	505,000
Total current liabilities	$2,690,775	$2,461,040

Loans payable, net of current portion	72,399	31,197
Operating lease liabilities	2,507,208	794,857
Total liabilities	$5,270,382	$3,287,094

Commitments and contingent liabilities (see note 8)

Stockholders’ equity
Preferred stock; $0.001 par value: 10,000,000 shares authorized; 425,000 issued and outstanding as of September 30, 2026 and December 31, 2025.	425	425
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; 561,596,098 shares issued and 561,595,604 shares outstanding at September 30, 2026 and 503,267,154 shares issued and outstanding at December 31, 2025.	56,161	50,328
Common stock payable 138,941 shares as of September 30, 2026 and December 31, 2025.	14	14
Additional paid-in capital	20,200,896	19,914,863
Accumulated deficit	(16,948,511)	(18,031,358)
Total stockholders’ equity	$3,308,985	$1,934,272

Total liabilities and stockholders’ equity	$8,579,367	$5,221,366

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenues
Revenues	$2,414,290	$1,832,108	$6,569,971	$5,607,584
Revenues - related parties	228,035	239,056	565,489	511,673

Total Revenues	2,642,325	2,071,164	7,135,460	6,119,257

Cost of revenues
Cost of revenues	1,102,669	955,836	3,185,272	3,438,320
Cost of revenues - related parties	109,938	112,635	222,221	225,121
Royalties expense - related parties	24,107	18,244	50,316	34,161
Royalties expense	42,552	22,622	110,492	70,939
Total cost of revenues	1,279,265	1,109,337	3,568,300	3,768,541

Gross profit	1,363,060	961,827	3,567,160	2,350,716
Operating expenses
Selling, general and administrative	1,036,547	828,591	3,254,022	2,130,707
Research and development costs	15,789	298	24,132	2,946

Total operating expenses	1,052,336	828,889	3,278,154	2,133,653

Income from operations	310,724	132,938	289,006	217,063

Other income / gain on settlement of debt	377,576	114,315	1,228,604	114,315

Interest expense	(28,606)	(55,587)	(146,228)	(53,804)

Income (Loss) before provision for income taxes	659,694	191,666	1,371,382	277,574

Provision for income taxes	-	-	-	-

Net Income (Loss)	$659,694	$191,666	$1,371,382	$277,574

Basic income (loss) per common share	$.00119	$.00043	$.00262	$.00062
Basic weighted average common shares outstanding	556,353,166	450,656,081	523,186,280	450,932,137
Diluted income (loss) per common share	$.00118	$.00043	$.00262	$.00062
Diluted weighted average common shares outstanding	556,853,305	450,656,081	524,308,486	450,932,137

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(unaudited)

Nine Months Ended September 30, 2025 (Comparative Period)

	Preferred Stock		Common Stock		Common Stock Payable		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Par	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2024	425,000	$425	$449,430,935	$44,944	$138,941	$14	$19,460,786	$(17,926,209)	$1,579,960
Shares issued for accrued interest on convertible notes			$409,581	$41	$-		$20,959	$-	$21,000
Shares issued for professional services				$-	$-		$-		$-
Shares issued for salary reduction			3,654,006	365			25,135	$-	$25,500
Stock option expense								$-
Shares issued for BOD compensation								$-	$-
Shares issued for signing bonus / other employee compensation
Other equity transaction
Net income (loss)								277,574	277,574
Balance, September 30, 2025 (unaudited)	425,000	425	453,494,522	45,350	138,941	14	19,506,880	(17,648,635)	1,904,034

Nine Months Ended September 30, 2026 (Current Period)

	Preferred Stock		Common Stock		Common Stock Payable		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Par	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2025	425,000	$425	503,267,154	$50,328	138,941	$14	$19,914,863	$(18,031,358)	$1,934,272
Shares issued for accrued interest on convertible notes			409,581	$41			$20,959	$-	$21,000
Shares issued for professional services									$-
Shares issued for salary reduction			5,241,288	$524			$24,976		$25,500
Stock option expense									$-
Shares issued for BOD compensation			8,115,577	812			33,688		$34,500
Shares issued for signing bonus / other employee compensation			2,562,500	256			15,410		15,667
Sunrise Paddleboards acquisition			42,000,000	4,200			185,000		189,200
Prior-period accounting adjustments							6,000	(288,535)	(282,535)
Net income (loss)								1,371,382	1,371,382
Balance, September 30, 2026 (unaudited)	425,000	425	561,596,098	56,161	138,941	14	20,200,896	(16,948,511)	3,308,985

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,

(unaudited)

	2026	2025
Cash flows from operating activities:
Net income (loss)	$1,371,382	$277,574
Prior-period accounting adjustments	(282,535)	-
Depreciation and amortization — property and equipment	63,904	42,971
Amortization — intangible assets	54,350	54,350
Noncash interest and debt discount adjustments	3,120	(7,543)
Amortization of right-of-use asset	383,987	315,288
Stock-based compensation — options	-	-
Stock/share compensation and services	75,667	25,500
Shares issued for accrued convertible-note interest	20,999	21,000
Gain on lease termination / noncash lease derecognition	(59,503)	-
Gain on debt extinguishment / forgiveness	(155,078)	-
Bad-debt reserve / recovery	-	-
Inventory reserve / recall adjustment	-	-
Other noncash operating adjustments	325	-
Changes in operating assets and liabilities:
Change in accounts receivable, net	(212,342)	(9,455)
Change in accounts receivable - related parties	(29,839)	(8,694)
Change in inventory	(482,542)	(188,438)
Change in prepaid expenses and other current assets	(178,839)	(7,139)
Change in other assets	(32,225)	-
Change in accounts payable and accrued liabilities	$490,023	$(36,837)
Change in customer deposits and unearned revenue	32,711	(127,773)
Change in operating lease assets and liabilities	(382,006)	(282,564)
Change in other liabilities	15,445	(13,845)
Change in accounts payable - related parties	14,313	7,469
Net cash provided by operating activities	711,316	61,865
Cash flows from investing activities:
Business/asset acquisition, net cash acquired	306	-
Purchase of property and equipment	(29,328)	-
Net cash used in investing activities	(29,022)	-
Cash flows from financing activities:
Proceeds of debt	$21,125	-
Repayment of related party convertible demand note	(29,717)	-
Repayment of loans and notes payable	$(176,062)	$-
Repayment of related party notes payable	(15,500)	-
Net cash used in financing activities	(200,153)	-
Net increase (decrease) in cash	$482,140	$61,865
Cash, beginning balance	307,886	417,678
Cash, end of period	790,026	479,543
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,661	$13,297
Cash paid for operating lease liabilities	$443,886	363,415
Cash paid for income taxes	17,303	-
Supplemental disclosure of non-cash investing and financing activities:
Operating lease right-of-use assets and liabilities established	2,779,582	-
Equipment obtained through financing	20,000	-
Shares issued for services and compensation	75,667	25,500
Shares issued for convertible note interest	$20,999	$21,000

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

BROWNIE’S MARINE GROUP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2026

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

On July 1, 2026, the Company executed and consummated the transactions contemplated by an asset purchase agreement (the “Sunrise Paddleboards Asset Purchase Agreement”) by and among Sunrise Paddleboards LLC, a Florida limited liability company (“Sunrise Paddleboards”), Brian Galton, the sole member of Sunrise Paddleboards (the “LLC Member”), the Company and Live Blue, Inc. (“LBI”). Pursuant to the terms of the Asset Purchase Agreement, LBI acquired substantially all of Sunrise Paddleboards’ assets and assumed certain liabilities of the business associated with these assets. Sunrise Paddleboards is in the business of providing paddleboarding and kayaking experiences, including paddleboard rental, tour, retail and training. In consideration for the assets purchased, the Company issued 42,000,000 shares of its common stock to the LLC Member and, in connection with the acquisition, 1,000,000 shares to an employee of Sunrise Paddleboards, each at a price of $0.0044 per share, based upon the closing price of the Company’s common stock on the OTC Markets on June 30, 2026.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete annual financial statements. The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading. The balance sheet as of December 31, 2025 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for a broader discussion of the Company’s business and the risks inherent in such business. The results of operations for the nine months ended September 30, 2026, are not necessarily indicative of results to be expected for any other interim period or the fiscal year ending December 31, 2026.

During the nine months ended September 30, 2026, the Company identified and corrected accounting errors related to the correction of certain prior-period accounting matters. These adjustments affected various balance sheet and income statement accounts and were reflected in the underlying account balances presented in the financial statements. The corresponding amount included within the statement of cash flows represents the impact of these prior-period adjustments and related reclassifications.

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per EIN. At September 30, 2026 and December 31, 2025, the Company had approximately $73,000 and $25,000, respectively, in excess of the FDIC insured limit.

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

In accordance with ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), management believes that although, the Company had historical loss information, the Company is showing improvements in cash sales and collections of accounts receivable. Although the composition of the trade receivables at that date is consistent with that used in developing the historical credit-loss percentages (i.e., the similar risk characteristics of its customers and its lending practices have not changed significantly over time). Accordingly, the allowance for expected credit losses at September 30, 2026, and December 31, 2025, totaled $29,048 and $20,552, respectively. The allowance for doubtful accounts increased due to an increase in trade accounts receivable.

Inventory

Inventory consists of the following:

	September 30, 2026	December 31, 2025

Raw materials	$1,656,266	$1,477,422
Work in process	70,920	60,401
Finished goods	1,358,051	978,527
Rental equipment	-	-
Allowance excess and obsolete inventory	(136,370)	(176,419)
Inventory, net	$2,948,866	$2,339,931

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

A breakdown of the total revenue between related party and non-related party revenue is as follows:

	Nine months ended September 30,
	2026	2025
	(unaudited)	(unaudited)
Revenues	$6,569,971	$5,607,584
Revenues - related parties	565,489	511,673
Total Revenues	$7,135,460	$6,119,257

	Three months ended September 30,
	2026	2025
	(unaudited)	(unaudited)
Revenues	$2,414,290	$1,832,108
Revenues - related parties	228,035	239,056
Total Revenues	$2,642,325	$2,071,164

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

The breakdown of cost of sales to include cost of sales for related party and non-related party as well as the related party and non-related party royalty expense is as follows:

	Nine months ended September 30,
	2026	2025
	(unaudited)	(unaudited)
Cost of revenues	$3,185,272	$3,438,320
Cost of revenues - related parties	222,221	225,121

Royalties expense - related parties	50,316	34,161
Royalties expense	110,492	70,939
Total cost of revenues	$3,568,300	$3,768,541

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

The Company categorizes leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that would allow the Company to substantially utilize or pay for the entire asset over its estimated life. Assets acquired under finance leases are recorded in property and equipment. All other leases are categorized as operating leases. The Company did not have any finance leases as of September 30, 2026. The Company’s leases generally have terms that range from three years for equipment and five to twenty years for property. The Company elected the accounting policy to include both the lease and non-lease components of its agreements as a single component and account for them as a lease.

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

For the nine months ended September 30, 2026 and September 30, 2025, cash paid for operating lease liabilities was $443,886 and $363,415, respectively.

Supplemental balance sheet information related to leases was as follows:

Operating Leases	September 30, 2026
(unaudited)
Right-of-use assets	$3,020,611
Current lease liabilities	$534,309
Non-current lease liabilities	2,507,208
Total lease liabilities	$3,041,516

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

Derivatives

The accounting treatment of derivative financial instruments requires that the Company record certain warrants and embedded conversion options at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of entering into certain note agreements, for which such instruments contained a variable conversion feature with no floor, the Company has adopted a sequencing policy, by earliest issuance date, in accordance with ASC 815-40-35-12 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors, as long as the certain variable issuance terms in certain convertible instruments exist. As of September 30, 2026, and December 31, 2025, the Company did not have any derivative liabilities.

Loss (Income) per share of common stock

Basic loss per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. For the three months ended September 30, 2026, net income was $659,694 with basic weighted average shares outstanding of 556,353,166, resulting in basic earnings per share of $0.00119. For the nine months ended September 30, 2026, net income was $1,371,382 with basic weighted average shares outstanding of 523,186,280, resulting in basic earnings per share of $0.00262. For the three months ended September 30, 2025, net income was $191,666 with basic weighted average shares outstanding of 450,656,081, resulting in basic earnings per share of $0.00043. For the nine months ended September 30, 2025, net income was $277,574 with basic weighted average shares outstanding of 450,932,137, resulting in basic earnings per share of $0.00062.

Comparative Period Detail

Period	Net Income	WASO	EPS
Three months ended September 30, 2026	$659,694	556,353,166	$0.00119
Three months ended September 30, 2025	$191,666	450,656,081	$0.00043
Nine months ended September 30, 2026	$1,371,382	523,186,280	$0.00262
Nine months ended September 30, 2025	$277,574	450,932,137	$0.00062

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

Note 3. Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. Although the Company reported net income of $1,371,382 for the nine months ended September 30, 2026 and had a working capital surplus of approximately $1.9 million, the Company continues to have an accumulated deficit of approximately $16.9 million and a history of operating losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. Management’s plans to alleviate this substantial doubt include increasing revenues, controlling operating expenses, and obtaining additional capital as needed. However, there can be no assurance that these plans will be successful. Accordingly, substantial doubt about the Company’s ability to continue as a going concern remains. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4. Related Party Transactions

The Company sells products to Brownie’s Southport Divers, Brownie’s Yacht Toys and Brownie’s Palm Beach Divers, companies owned by the brother of Robert Carmichael, the Company’s Chief Executive Officer and Chief Financial Officer. Terms of sale are no more favorable than those extended to any of the Company’s other customers with similar sales volumes. Related-party revenues accounted for 7.9% and 8.4% of total revenues for the nine months ended September 30, 2026 and September 30, 2025, respectively. Accounts receivable from related parties totaled $50,331 and $20,492 at September 30, 2026 and December 31, 2025, respectively.

The Company sells products to Brownies Global Logistics (“BGL”) and 940 Associates (“940 A”), entities wholly-owned by Robert Carmichael. Terms of sale are more favorable than those extended to the Company’s regular customers, but no more favorable than those extended to the Company’s strategic partners. Accounts receivable from BGL and 940 A totaled $2,722 and $0 at September 30, 2026 and December 31, 2025, respectively.

The Company had accounts payable to related parties of $27,285 and $12,972 at September 30, 2026 and December 31, 2025, respectively. The balance payable at September 30, 2026 was comprised of $12,980 due to BGL, $11,520 due to Robert Carmichael and $2,786 due to Blake Carmichael. At December 31, 2025, the balance payable was comprised of $9,992 due to Robert Carmichael and $2,980 due to BGL.

The Company has exclusive license agreements with 940 A to license the trademark “Brownie’s Third Lung”, “Tankfill”, “Brownie’s Public Safety” and various other related trademarks as listed in the agreements. The agreements provide that the Company pay 2.5% of gross revenues per quarter as a royalty to 940A. Related-party royalty expense for the nine months ended September 30, 2026 and September 30, 2025 was $50,316 and $34,161, respectively. The accrued royalty at September 30, 2026 and December 31, 2025 was $0 and $2,450, respectively, which is included in other liabilities.

On September 30, 2022, the Company issued a convertible demand 8% promissory note in the principal amount of $66,793 to Robert Carmichael for funds to meet the working capital needs of LBI. There is no amortization schedule for the note, and interest is payable in shares of common stock of the Company at a conversion price equal to the 90 day value weighted average price (“VWAP”) of the Company’s stock prior to the quarterly interest payment date. The note holder may demand payment or convert the outstanding principal at a conversion rate of $0.021 per share at any time. The conversion rate was calculated at a 35% discount to the 90 day VWAP of the Company’s stock as of the date of the note. The Company recorded $19,250 for the beneficial conversion feature. As this conversion rate is a fixed rate, the embedded conversion feature is not a derivative liability. The outstanding balance on this note was $0 as of September 30, 2026.

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

On December 23, 2023, the Company issued a demand promissory note in the principal amount of $25,000 to Robert Carmichael for funds to meet the working capital needs of BLU3. There is no amortization schedule for the note as the note is interest free. The Company recorded $0 for the beneficial conversion feature. As this conversion rate is a fixed rate, the embedded conversion feature is not a derivative liability. The aggregate outstanding balance of the BLU3 demand notes payable to Mr. Carmichael was $59,500 as of September 30, 2026.

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

Note 5. Convertible Promissory Notes and Loans Payable

Convertible Promissory Notes

Convertible promissory notes consisted of the following at September 30, 2026:

Origination Date	Maturity Date	Interest Rate	Origination Principal Balance	Original Discount Balance	Period End Principal Balance	Period End Discount Balance	Payments	Period End Balance Note
9/03/21	9/03/24	8%	346,500	(12,355)	$346,500	$8,580	$-	355,080	(1)
9/03/21	9/03/24	8%	3,500	(125)	3,500	83	-	3,583	(2)
9/30/22	Demand	8%	66,793	(19,250)	-	-	-	-	(3)
					$350,000	$8,663	$-	$358,663

Current and long-term amounts due are as follows for the convertible promissory notes as of September 30, 2026:

	Summit Holdings V, LLC Note	Tierra Vista Partners, LLC Note	Robert Carmichael Note	Total
	(1)	(2)	(3)
2026	$346,500	$3,500	$-	$350,000
Discount and payments	8,580	83	-	$8,663
Total Loan Payments	$355,080	$3,583	$-	$358,663
Current Portion of Loan Payable	$(355,080)	$(3,583)	$-	$(358,663)
Non-Current Portion of Loan Payable	$-	$-	$-	$-

(1)	On September 3, 2021, the Company issued a three-year 8% convertible promissory note in the principal amount of $346,500 to Summit Holding V, LLC as part of the acquisition of SSI. The Company is required to make quarterly payments under the note in an amount equal to 50% of the adjusted net profit of SSI. Interest is payable quarterly in shares of common stock of the Company at a conversion price of $0.051272 per share. The note holder may convert outstanding principal and interest into shares of common stock at a conversion price of $0.051272 per share at any time during the term of the note. The Company recorded $12,355 for the beneficial conversion feature. This note is classified as a current liability for the nine months ended September 30, 2026. The stated maturity date of the note was September 3, 2024. The Company is working with the lender to finalize an extension of the maturity date and restructure the note.

Payment Amortization

2026
Total Note Payments	$346,500
Current portion of note payable	(346,500)
Non-Current Portion of Notes Payable	$-

(2)	On September 3, 2021, the Company issued a three-year 8% promissory note in the principal amount of $3,500 to Tierra Vista Partners, LLC as part of the acquisition of SSI. The Company is required to make quarterly payments under the note in an amount equal to 50% of the adjusted net profit of SSI. Interest is payable quarterly in common stock of the Company at a conversion price of $0.051272 per share. The note holder may convert outstanding principal and interest into shares of common stock at a conversion price of $0.051272 at any time during the term of the note. The Company recorded $125 for the beneficial conversion feature. This note is classified as a current liability for the nine months ended September 30, 2026

The stated maturity date of the note was September 3, 2024. The Company is working with the lender to finalize an extension of the maturity date and restructure the note.

Payment Amortization

2026
Total Note Payments	$3,500
Current portion of note payable	(3,500)
Non-Current Portion of Notes Payable	$-

(3)	On September 30, 2022, the Company issued a convertible demand 8% promissory note in the principal amount of $66,793 to Robert Carmichael for funds to meet the working capital needs of LBI. There is no amortization schedule for the note and interest is payable in shares of common stock of the Company at a conversion price equal to the 90 day volume weighted average (VWAP) of the Company’s common stock prior to the quarterly interest payment date. This note is classified as a current liability as the note holder may demand payment or convert the outstanding principal at a conversion price of $0.021 per share at any time. The Company recorded $19,250 for the beneficial conversion feature. The outstanding balance was $0 at September 30, 2026.

Loans Payable

	Navitas 2024 BLU3 (4)	Navitas 2026 BLU3 (5)	Navitas 2026 BTL (6)	Bank United 2026 BLU3 (7)	Total

2026	$1,630	1,444	1,155	$1,093	$5,322
2027	$7,022	6,276	5,002	4,736	$23,036
2028	$7,899	7,156	5,672	5,387	$26,115
Thereafter	$1,409	3,271	4,747	8,499	$17,926
Total Loan Payments	$17,961	$18,147	$16,576	$19,715	$72,399
Current Portion of Loan Payable	$(6,819)	$(6,073)	$(4,847)	$(4,585)	$(22,324)
Non-Current Portion of Loan Payable	$11,143	$12,074	$11,729	$15,130	$50,075

(4)	On February 12, 2024, BLU3 executed an inventory finance agreement to finance the purchase of certain equipment stock through Navitas. The amount financed is $32,274 payable over 60 equal monthly installments of $715. The inventory finance agreement contains customary events of default. The loan balance as of September 30, 2026 was $17,961 and $28,123 as of December 31, 2025.

(5)	On June 10, 2026 BLU3 executed an equipment finance agreement to finance the purchase of certain plastic molding equipment through Navitas. The amount financed is $20,000 payable over 36 equal monthly installments of $675.87. The equipment finance agreement contains customary events of default. The loan balance as of September 30, 2026 was $18,147.

(6)	On October 4, 2024, Brownies Third Lung (BTL) executed an inventory finance agreement to finance the purchase of certain equipment stock through Navitas. The amount financed is $24,620 payable over 60 equal monthly installments of approximately $602. The inventory finance agreement contains customary events of default. The loan balance as of September 30, 2026 was $16,576 and $19,831 as of December 31, 2025.

(7)	On March 23, 2026, BLU3 executed an equipment finance agreement with Bank United to purchase a forklift. The installment agreement is for $21,450, bears interest at 12.87%, and is payable in monthly installments of $574.07 for 48 months. The loan balance as of September 30, 2026 was $19,715. This loan is personally guaranteed by Mr. Carmichael.

Note 6. Goodwill and Intangible Assets, Net

The following table sets for the changes in the carrying amount of the Company’s Goodwill for the nine months ended September 30, 2026

2026
Balance, January 1	$249,986
Addition:	52,731
Balance, September 30, 2026	$302,717

The Company performed an evaluation of the value of goodwill at December 31, 2025. Based upon this evaluation it was determined that there should be no adjustment to goodwill. There has been nothing noted during the nine months ended September 30, 2026 that would indicate that the value of goodwill should change through that date.

The following table sets forth the components of the Company’s intangible assets at September 30, 2026:

	Amortization Period (Years)	Cost	Accumulated Amortization	Net Book Value

Intangible Assets Subject to Amortization
Patents	-	22,160	(22,160)	-
Trademarks	15	146,177	(64,794)	81,383
Customer Relationships	10	600,000	(296,100)	303,900
Non-Compete Agreements	5	22,000	(20,534)	1,466
Total		790,337	(403,588)	386,749

The aggregate amortization remaining on the intangible assets as of September 30, 2026 is as follows:

Intangible Assets Amortization

2026 (3 months remaining)	$18,117
2027	68,432
2028	68,067
2029	68,067
2030	68,067
2031	56,967
Thereafter	39,032
Total	$386,749

Amortization expense for amortizable intangible assets for the nine months ended September 30, 2026 and September 30, 2025 was $54,350.

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

On July 1, 2026, in connection with the Sunrise Paddleboards asset acquisition, the Company issued 42,000,000 shares of common stock to the sole member and owner of Sunrise Paddleboards and 1,000,000 shares of common stock to an employee of Sunrise Paddleboards. The fair value of these shares was $189,200.

On July 31, 2026, the Company issued an aggregate of 635,101 shares of common stock to Blake Carmichael as compensation for cash reduction in his salary. The fair value of these shares was approximately $2,833.

On August 31, 2026, the Company issued an aggregate of 711,577 shares of common stock to Blake Carmichael as compensation for cash reduction in his salary. The fair value of these shares was approximately $2,833.

On September 30, 2026, the Company issued an aggregate of 870,664 shares of common stock to Blake Carmichael as compensation for cash reduction in his salary. The fair value of these shares was approximately $2,833.

On September 30, 2026, the Company issued an aggregate of 1,125,000 shares of common stock to Robert Carmichael, 1,125,000 shares to Charles F. Hyatt and 1,125,000 shares to Mikkel Pitzner as compensation for board of directors’ fees for the quarter ended September 30, 2026. The fair value of each issuance was $4,500.

On September 30, 2026, the Company issued an aggregate of 136,527 shares of common stock to the holders of convertible notes for payment of interest for the three months ended September 30, 2026. The fair value of these shares was $7,000.

Preferred Stock

During the second quarter of 2010, the holders of the majority of the Company’s outstanding shares of common stock approved an amendment to the Company’s Articles of Incorporation authorizing the issuance of 10,000,000 shares of blank check preferred stock. The blank check preferred stock as authorized has such voting powers, designations, preferences, limitations, restrictions and relative rights as may be determined by the Board of Directors of the Company from time to time in accordance with the provisions of the Florida Business Corporation Act. In April 2011, the Board of Directors designated 425,000 shares as Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is convertible into a share of the Company’s common stock at any time at the option of the holder at a conversion price of $18.23 per share. Holders of shares of Series A Convertible Preferred Stock are entitled to 250 votes for each share held. The Company’s common stock and Series A Convertible Preferred Stock vote together on any matters submitted to our shareholders. As of September 30, 2026, and December 31, 2025, 425,000 shares of Series A Convertible Preferred Stock are issued and outstanding and are owned by Robert Carmichael.

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

Equity Compensation Plan Information as of September 30, 2026:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted – average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)
Equity Compensation Plans Approved by Security Holders	-	-	24,830,882
Equity Compensation Plans Not Approved by Security Holders	-	-	—
Total	-	-	24,830,882

Options

As of September 30, 2026, the Company had no stock options outstanding. For the nine months ended September 30, 2026, and the year ended December 31, 2025, the Company issued no options to purchase shares.

For the three and nine months ended September 30, 2026, the Company recognized $0 of non-cash stock compensation expense related to options. As of September 30, 2026, the Company had no unrecognized pre-tax non-cash compensation expense related to outstanding stock options.

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

A summary of the status of the Company’s outstanding stock options as of September 30, 2026 and December 31, 2025 and changes during the periods ending on such dates is as follows:

	Number of	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Options	Price	Life in Years	Value
Outstanding at December 31, 2025	238,439,167	$0.0362	1.43	-
Granted	-	-	-	-
Forfeited	(170,999,530)	0.0379	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding – December 31, 2025	67,439,637	$0.0360	1.43	-
Exercisable – December 31, 2025	41,057,753	$0.0211	1.33	$0

Granted	-	-	-	-
Forfeited	(1,475,000)	0.0379	-	-
Exercised	-	-	-	-
Expired	(35,295,237)	-	-	-
Cancelled	-	-	-	-
Outstanding – June 30, 2026	29,219,400	$0.043268	1.07	-
Expired – September 30, 2026	(29,219,400)	$-	-	$-
Outstanding – September 30, 2026	0	-	0	0
Exercisable – September 30, 2026	0	-	0	0

At September 30, 2026, there were no outstanding stock options and no related unrecognized stock option expense.

Warrants

On January 18, 2023 and February 18, 2023, the Company issued to Charles Hyatt, an aggregate of 11,428,570 units, with each unit consisting of one share of common stock and a two-year common stock purchase warrant to purchase one share of common stock at an exercise price of $0.0175 per share in consideration of $200,000.

A summary of the Company’s warrants as of December 31, 2025 and changes during the nine months ended September 30, 2026 is presented below:

	Number of	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Warrants	Price	Life in Years	Value
Outstanding – December 31, 2025	25,684,521	$0.0247	0.93	$24,000
Granted	-	-	-	-
Exercised
Forfeited or Expired	25,684,521	0.0247	0.93	24,000
Outstanding – September 30, 2026	0	$0	0	0
Exercisable – September 30, 2026	0	$0	0	$0

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

The original Patent License Agreement required the Company to issue shares of its common stock having a fair value of $30,000 to STS as an initial license fee. On November 1, 2022, the Company issued 1,155,881 shares of common stock having a fair value of $30,000. The Company recorded royalty expense under the agreement of $125,159 and $91,907 for the years ended December 31, 2024 and 2025, respectively. Accrued royalties under the agreement, included in other liabilities on the Company’s consolidated balance sheets, were $48,726 at September 30, 2026 and $21,678 at December 31, 2025.

Consulting and Employment Agreements

On August 1, 2021, the Company and Blake Carmichael entered into a three-year employment agreement (the “Blake Carmichael Employment Agreement”) pursuant to which Mr. Carmichael served as Chief Executive Officer of BLU3. In consideration for his services, Blake Carmichael received (i) an annual base salary of $120,000, payable in accordance with the customary payroll practices of the Company, (ii) a cash bonus equal to 5% of the net income of BLU3, payable quarterly, beginning with the first full calendar quarter after the execution of the agreement, and (iii) upon execution of the Carmichael Employment Agreement, a non-qualified five-year stock option to purchase 3,759,400 shares at $0.0399, 33.3% of which shares vest immediately, 33.3% vest on the second anniversary, and 33.3% vest on the third anniversary of the agreement. In addition, Blake Carmichael is entitled to receive a five-year stock option to purchase up to 18,000,000 shares of common stock at an exercise price of $0.0399 per share that will vest upon annual financial metrics based upon a revenue measurement, expediency measurement and an EBITDA measurement. A measurement was made for the nine months ended September 30, 2026 resulting in no additional expense since the vesting criteria were not met.

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

In addition, Mrs. Buban is entitled to receive a five-year stock option to purchase up to 7,110,000 shares of common stock of the Company at an exercise price of $0.0531 per share, which vests upon the attainment of certain defined annual financial metrics, as set forth in the Buban Employment Agreement. A measurement was made for the nine months ended September 30, 2026 and no expense was recorded based upon the vesting criteria not being met.

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

Legal

There were no outstanding legal issues as of September 30, 2026.

Note 9. Subsequent Events

Except as set forth below, management evaluated subsequent events occurring after September 30, 2026 through the date the financial statements were issued and determined that there were no subsequent events requiring adjustment to or disclosure in the consolidated financial statements.

Blake Carmichael, the chief executive officer and president of BLU3, was appointed President and Chief Operating Officer of the Company, effective as of November 4, 2026. Upon Blake Carmichael’s appointment, Robert Carmichael resigned as President of the Company.

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

Results of Operations

Net Revenues, Costs of Net Revenues and Gross Profit

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Net revenues increased 27.6% for the three months ended September 30, 2026 compared with the three months ended September 30, 2025. The increase in net revenues was broad-based, with higher revenues at BTL, BLU3, SSI and LWA, and reflects higher advertising and marketing expenditures, particularly online and social media advertising, which supported increased sales activity during the three months ended September 30, 2026. LBI also contributed revenue during the three months ended September 30, 2026 following the acquisition of Sunrise Paddleboards LLC (“Sunrise Paddleboards”) on July 1, 2026.

For the three months ended September 30, 2026, cost of net revenues was 48.4% of revenues compared with 53.6% for the three months ended September 30, 2025. The decrease in cost of net revenues as a percentage of revenues reflects revenue growth that outpaced the increase in production costs during the period. Related-party royalty expense increased 32.0% for the three months ended September 30, 2026 compared with the corresponding period in 2025. The increase in related-party royalty expense was primarily attributable to higher sales subject to the Company’s existing royalty arrangements.

Gross profit margin was 51.6% for the three months ended September 30, 2026 compared with 46.4% for the three months ended September 30, 2025. The increase in gross profit margin was primarily attributable to revenue growth outpacing the increase in cost of net revenues, resulting in cost of net revenues decreasing to 48.4% of revenues from 53.6% in the corresponding period in 2025.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Net revenues increased 16.6% for the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025. The increase in net revenues was primarily attributable to higher revenues at BTL, BLU3 and SSI, with LWA’s revenues also modestly higher for nine months ended September 30, 2026. The increase at BTL reflects improved dealer terms and product modifications, the increase at BLU3 reflects an improved product mix and increased online and social media marketing, and the increase at SSI reflects sales to a broader customer base and continued demand for its product lines. LBI also contributed revenue during the third quarter of 2026 following the acquisition of Sunrise Paddleboards.

For the nine months ended September 30, 2026, cost of net revenues was 50.0% of revenues compared with 61.6% for the nine months ended September 30, 2025. Related-party royalty expense increased 47.3% for the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025. The decrease in cost of net revenues as a percentage of revenues was primarily attributable to increased sales combined with lower material costs relative to revenues and improved purchasing practices. The increase in related-party royalty expense was primarily attributable to higher sales subject to the Company’s existing royalty arrangements.

Gross profit margin was 50.0% for the nine months ended September 30, 2026 compared with 38.4% for the nine months ended September 30, 2025. The increase in gross profit margin was primarily attributable to increased revenues and a reduction in cost of net revenues as a percentage of revenues, including lower material costs relative to sales and improved purchasing practices.

Operating Expenses

Operating expenses consist of selling, general and administrative (“SG&A”) expenses and research and development costs and are reported on a consolidated basis for our operating segments. Total operating expenses increased 27.0% and 53.6% for the three and nine months ended September 30, 2026, respectively, compared with the corresponding periods in 2025. R&D expenses increased 5,198.4% and 719.1% for the three and nine months ended September 30, 2026, respectively, compared with the corresponding periods in 2025.

Selling, General & Administrative Expenses

SG&A increased 25.1% and 52.7% for the three and nine months ended September 30, 2026, respectively, compared with the corresponding periods in 2025. The increase in SG&A expense was primarily attributable to higher payroll, professional fees and advertising expense. For the nine-month period, the increase also reflects higher rent and occupancy costs and other operating expenses. SG&A expenses were comprised of the following:

Expense Item	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	% Change	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	% Change
Payroll, Selling & Administrative	$358,493	$292,950	22.4%	$934,549	$843,888	10.7%
Stock Compensation Expense	16,500	9,000	83.3%	34,500	27,000	27.8%
Professional Fees	56,268	(18,417)	405.5%	361,300	211,196	71.1%
Advertising	137,890	72,859	89.3%	355,361	257,841	37.8%
All Other	467,396	472,199	(1.0)%	1,568,312	790,782	98.3%
Total SG&A	$1,036,547	$828,591	25.1%	$3,254,022	$2,130,707	52.7%

Payroll, selling and administrative expense increased 22.4% and 10.7% for the three and nine months ended September 30, 2026, respectively, compared with the corresponding periods in 2025. The increase in payroll expense reflects additional personnel hired during 2026 and higher staffing costs associated with increased operating activity.

Non-cash stock compensation expense increased 83.3% and 27.8% for the three and nine months ended September 30, 2026, respectively, compared with the corresponding periods in 2025. The increase in non-cash stock compensation expense reflects additional equity compensation recognized for directors and employees during 2026.

Professional fees increased 405.5% and 71.1% for the three and nine months ended September 30, 2026 compared with the corresponding periods in 2025. The increase in professional fees was primarily attributable to higher audit, legal, consulting and other professional fees. The three-month increase was also affected by a net credit to professional fees recorded in the three months ended September 30, 2025.

Advertising expense increased 89.3% and 37.8% for the three and nine months ended September 30, 2026, respectively, compared with the corresponding periods in 2025. The increase in advertising expense was primarily attributable to increased online and social media advertising, particularly for BLU3, together with increased marketing activity across the Company.

All other SG&A expenses decreased 1.0% for the three months ended September 30, 2026 and increased 98.3% for the nine months ended September 30, 2026, compared with the corresponding periods in 2025. All other SG&A expenses were substantially unchanged for the three-month period as increases in rent and occupancy and other operating costs were offset by decreases in other miscellaneous expenses. For the nine-month period, the increase was primarily attributable to higher rent and occupancy costs, insurance, payroll-related taxes and benefits, and other operating expenses. Rent expense during the three months ended September 30, 2026 also reflects costs associated with the Company’s new Davie facility beginning in August 2026.

Research & Development Expenses (R&D Expenses)

R&D expenses for the three and nine months ended September 30, 2026 increased 5,198.4% and 719.1%, respectively, compared with the corresponding periods in 2025. The increase in research and development expense was primarily attributable to a more deliberate allocation of engineering labor and other development costs to research and development activities. The increase was primarily related to engineering labor at LWA associated with the redesign of certain systems and related technical re-certification efforts, as well as other product development activities across the Company.

Other Income/Expense

For the three and nine months ended September 30, 2026, other income was $377,576 and $1,228,604, respectively, compared with $114,315 for each of the corresponding periods in 2025. Interest expense was $28,606 and $146,228 for the three and nine months ended September 30, 2026, respectively, compared with $55,587 and $53,804 for the corresponding periods in 2025. The increase in other income was primarily attributable to the Internal Revenue Service’s Employee Retention Credit related income, the write-off and settlement of certain historical liabilities, prior-period accounting corrections and other adjustments identified through the Company’s ongoing reconciliation and financial reporting processes, as well as other refunds and non-operating items. Other income during the third quarter also included gains associated with the disposition of certain assets and additional adjustments resulting from the reconciliation of historical account balances. Several of these items are non-recurring and we believe are not indicative of the Company’s ongoing operating performance.

Liquidity and Capital Resources

We had cash of $790,026 as of September 30, 2026. The following table summarizes total current assets, total current liabilities and working capital at September 30, 2026, as compared to December 31, 2025.

	September 30, 2026	December 31, 2025	% change
	(unaudited)
Total current assets	$4,552,209	$3,040,113	49.7%
Total current liabilities	$2,690,775	$2,461,040	9.3%
Working capital	$1,861,433	$579,073	221.5%

Total current assets increased to $4,552,209 at September 30, 2026 from $3,040,113 at December 31, 2025, while total current liabilities increased to $2,690,775 from $2,461,040. Working capital increased to $1,861,433 from $579,073. The increase in current assets was primarily attributable to increases in cash, inventory, accounts receivable, and prepaid expenses and other current assets. The increase in current liabilities was primarily attributable to higher accounts payable and accrued liabilities and operating lease liabilities, partially offset by reductions in current debt balances. As a result, working capital increased significantly from December 31, 2025.

Summary Cash Flows

	Nine months ended September 30,
	2026	2025
	(unaudited)
Net cash provided by operating activities	$711,316	$61,865
Net cash used in investing activities	$29,022	$-
Net cash used in financing activities	$200,153	$-

Net cash provided by operating activities for the nine months ended September 30, 2026 was $711,316. Net cash provided by operating activities primarily reflects net income for the period, adjusted for non-cash items and changes in operating assets and liabilities. Cash generated from earnings and increases in accounts payable and accrued liabilities was partially offset by increased investment in inventory, higher accounts receivable and prepaid expenses, and cash payments associated with operating leases.

Net cash used in investing activities for the nine months ended September 30, 2026 was $29,022. Net cash used in investing activities was primarily attributable to purchases of property and equipment. The acquisition of Sunrise Paddleboards was principally a non-cash transaction and therefore did not materially affect investing cash flows during the period.

Net cash used in financing activities for the nine months ended September 30, 2026 was $200,153. Net cash used in financing activities was primarily attributable to repayments of loans and notes payable, including related-party debt, partially offset by proceeds from new equipment financing during the period.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis. Although the Company reported net income of $1,371,382 for the nine months ended September 30, 2026 and had a working capital surplus of approximately $1.9 million, the Company continues to have an accumulated deficit of approximately $16.9 million and a history of operating losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. Management’s plans to alleviate this substantial doubt include increasing revenues, controlling operating expenses, and obtaining additional capital as needed. However, there can be no assurance that these plans will be successful. Accordingly, substantial doubt about the Company’s ability to continue as a going concern remains. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under Exchange Act. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluations as of September 30, 2026, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective such that the information relating to our company, required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal control over financial reporting described below. A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

Our management, including our Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of the design and operations of our disclosure controls and procedures (defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of September 30, 2026 and based upon the such evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to the material weaknesses set forth below.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company, except as noted below.

On July 1, 2026, in connection with the Sunrise Paddleboards asset acquisition, the Company issued 42,000,000 shares of common stock to the sole member and owner of Sunrise Paddleboards and 1,000,000 shares of common stock to an employee of Sunrise Paddleboards.

On July 31, 2026, the Company issued an aggregate of 635,101 shares of common stock to Blake Carmichael as compensation for cash reduction in his salary.

On August 31, 2026, the Company issued an aggregate of 711,577 shares of common stock to Blake Carmichael as compensation for cash reduction in his salary.

On September 30, 2026, the Company issued an aggregate of 870,664 shares of common stock to Blake Carmichael as compensation for cash reduction in his salary.

On September 30, 2026, the Company issued an aggregate of 1,125,000 shares of common stock to Robert Carmichael for board of directors’ compensation for the quarter ended September 30, 2026.

On September 30, 2026, the Company issued an aggregate of 1,125,000 shares of common stock to Charles F. Hyatt for board of directors’ compensation for the quarter ended September 30, 2026.

On September 30, 2026, the Company issued an aggregate of 1,125,000 shares of common stock to Mikkel Pitzner for board of directors’ compensation for the quarter ended September 30, 2026.

On September 30, 2026, the Company issued an aggregate of 136,527 shares of common stock to the holders of convertible notes for payment of interest for the three months ended September 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

Appointment of Blake Carmichael as President and Chief Operating Officer

Blake Carmichael, age 31, the chief executive officer and president of BLU3 since December 2017, was appointed President and Chief Operating Officer of the Company, effective as of November 4, 2026. Since December 2017, Mr. Carmichael has served as Chief Executive Officer of BLU3 where his primary focus was the development of battery powered hookah diving products. Mr. Carmichael graduated from Florida Atlantic University in May 2017 as an electrical engineer with a Bachelor of Science in Electrical Engineering.

Upon Blake Carmichael’s appointment, Robert Carmichael resigned as President but remains Chairman, Chief Executive Officer and a director of the Company.

The appointment of Blake Carmichael was not pursuant to any arrangement or understanding between him and any other person.

Blake Carmichael is the son of Robert Carmichael.

Blake Carmichael has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K, except as described elsewhere in this Quarterly Report, including in the footnotes to the financial statements and in Part II, Item 2 above.

The Company has not entered into any material plan, contract or arrangement with Blake Carmichael, and no grant or award has been made to Blake Carmichael in connection with his appointment as President and Chief Operating Officer except that he will be entitled to a $25,000 increase in his annual base salary to be paid in accordance with the regular payroll practices of the Company.

Rule 10b5-1 trading arrangements

During the quarter ended September 30, 2026, no director, officer or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

Date: November 4, 2026	BROWNIE’S MARINE GROUP, INC.

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Robert M. Carmichael
Robert M. Carmichael
Chief Financial Officer
(Principal Financial and Accounting Officer)

